Form 10-Q
period 2000-03-31
HEALTHSTREAM INC
filed 2000-05-12
CIK 1095565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                      For the quarter ended March 31, 2000.


Commission File No.:   001-8833

                               HealthStream, Inc.
                               ------------------
             (Exact name of registrant as specified in its charter)


         Tennessee                                     62-1443555
         ---------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

209 10th Avenue South, Suite 450
Nashville, Tennessee                                          37203
--------------------------------                              -----
(Address of principal executive offices)                    (Zip Code)

                                 (615) 301-3100
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No X
                                       --    --

As of May 5, 2000, 19,488,934 shares of the Registrant's common stock were outstanding.

                               Index to Form 10-Q

                               HEALTHSTREAM, INC.

                                                                                         Page
                                                                                        Number
                                                                                        ------
Part I. Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - December 31, 1999 and
         March 31, 2000 (Unaudited) ...............................................        1

         Condensed Consolidated Statements of Operations (Unaudited) - Three Months
         Ended March 31, 1999 and 2000 ............................................        2

         Condensed Consolidated Statement of Shareholders'
         Equity (Unaudited) .......................................................        3

         Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months
         Ended March 31, 1999 and 2000 ............................................        4

         Notes to Condensed Consolidated Financial Statements .....................        5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations ............................................................        8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............       14


Part II.  Other Information

Item 1   Legal Proceedings ........................................................       15

Item 2.  Changes in Securities and Use of Proceeds ................................       15

Item 4.  Submission of Matters to a Vote of Security Holders ......................       15

Item 6.  Exhibits and Reports on Form 8-K .........................................       17

Signature .........................................................................       18

PART I. FINANCIAL  INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               HEALTHSTREAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,           MARCH 31,
                                                                               1999                  2000
                                                                               ----                  ----
                                                                             (NOTE 1)             (UNAUDITED)
         ASSETS
Current Assets:
    Cash and cash equivalents                                               $ 13,632,144        $  8,968,091
    Accounts receivable, net of allowance for doubtful accounts
         of $36,500 in 1999 and $54,800 in 2000                                  544,042           1,351,539
    Accounts receivable - unbilled                                                18,877              11,766
    Investments                                                                   86,063             224,375
    Prepaid expenses and other current assets                                    263,517             576,642
                                                                            ------------        ------------
         Total current assets                                                 14,544,643
                                                                                                  11,132,413
Property and equipment:
    Furniture and fixtures                                                       445,172             579,394
    Equipment                                                                  1,109,015           1,561,328
    Leasehold improvements                                                       369,346             526,416
                                                                            ------------        ------------
                                                                               1,923,533           2,667,138
    Less accumulated depreciation and amortization                              (589,632)           (680,098)
                                                                            ------------        ------------
                                                                               1,333,901           1,987,040
Intangible assets, net of accumulated amortization
    of $213,031 in 1999 and $1,153,087 in 2000                                 1,134,673          14,115,007
Other assets                                                                     441,488           1,177,279
                                                                            ------------        ------------
         Total assets                                                       $ 17,454,705        $ 28,411,739
                                                                            ============        ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $    443,455        $    413,697
    Accrued liabilities                                                          448,727           1,959,624
    Deferred revenue                                                             791,424           1,936,659
    Notes payable - related party                                              1,293,000           1,293,000
    Current portion of long-term debt - related party                             12,892               6,543
    Current portion of capital lease obligations                                  89,881             169,636
                                                                            ------------        ------------
         Total current liabilities                                             3,079,379           5,779,159
Long-term note payable                                                                --           1,180,000
Capital lease obligations, less current portion                                  185,801             269,184
Commitments and contingencies
Shareholders' equity:
    Common stock, no par value, 20,000,000 shares authorized;
         4,165,461 shares and 5,593,189 shares issued and outstanding
         at December 31, 1999 and March 31, 2000, respectively                 4,008,991          14,340,890
    Preferred stock, no par value, 5,000,000 shares authorized
         Series A Convertible Preferred Stock; 76,000 shares
                  issued and outstanding                                         760,000             760,000
         Series B Convertible Preferred Stock, 1,228,801 shares
                  issued and outstanding                                      12,138,000          12,138,000
         Series C Convertible Preferred Stock, 627,406 shares
                  issued and outstanding                                       6,274,060           6,274,060
    Accumulated other comprehensive income (loss)                                (41,690)            124,455
    Accumulated deficit                                                       (8,949,836)        (12,454,009)
                                                                            ------------        ------------
         Total shareholders' equity                                           14,189,525          21,183,396
                                                                            ------------        ------------
         Total liabilities and shareholders' equity                         $ 17,454,705        $ 28,411,739
                                                                            ============        ============


See accompanying notes.

                               HEALTHSTREAM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                                1999              2000
                                                                ----              ----
Revenues                                                   $   653,286        $ 1,444,942

Operating costs and expenses:
     Cost of revenues                                          294,223            758,060
     Product development                                       286,093          1,190,070
     Selling, general and administrative expenses              359,071          3,179,441
                                                           -----------        -----------
              Total operating costs and expenses               939,387          5,127,571
                                                           -----------        -----------

Loss from operations                                          (286,101)        (3,682,629)
                                                           -----------        -----------

Other income (expense):
     Interest and other income                                   1,225            243,150
     Interest expense - related parties                        (91,744)           (27,285)
     Interest expense                                           (1,044)           (37,409)
                                                           -----------        -----------
                                                               (91,563)           178,456
                                                           -----------        -----------
Net loss                                                   $  (377,664)       $(3,504,173)
                                                           ===========        ===========

Net loss per share:
     Basic                                                 $     (0.12)       $     (0.74)
                                                           ===========        ===========
     Diluted                                               $     (0.12)       $     (0.74)
                                                           ===========        ===========

Weighted average shares of common stock outstanding:
     Basic                                                   3,256,307          4,743,156
                                                           ===========        ===========
     Diluted                                                 3,256,307          4,743,156
                                                           ===========        ===========


See accompanying notes.

                               HEALTHSTREAM, INC.
      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                               Series A                         Series B
                                                              Convertible                      Convertible
                            Common  Stock                   Preferred Stock                  Preferred Stock
                        ------------------------          -------------------          --------------------------
                        Shares            Amount          Shares        Amount          Shares            Amount
                        ------            ------          ------        ------          ------            ------

Balance at
December 31,
1999                  4,165,461       $4,008,991          76,000        $760,000       1,228,801       $ 12,138,000
                      ---------       ----------          ------        --------       ---------       ------------

Net loss                     --               --              --              --              --                 --

Unrealized
  gain on
  investment,
  net of tax                 --               --              --              --              --                 --

Comprehensive
  income                     --               --              --              --              --                 --

Issuance of
  common
  stock in
  acquisitions        1,166,679       10,090,200              --              --              --                 --

Exercise of
  Stock options         261,049          225,699              --              --              --                 --

Issuance of
  options for
  services                   --           16,000              --              --              --                 --
                      ---------       ----------          ------        --------       ---------       ------------
Balance at
 March 31,
     2000             5,593,189     $ 14,340,890          76,000        $760,000       1,228,801       $ 12,138,000
                      =========     ============          ======        ========       =========       ============



                               Series C
                              Convertible                                     Accumulated
                             Preferred Stock              Accumu-             Other Compre-         Total
                      -------------------------           lated             hensive Income      Shareholders'
                      Shares             Amount           Deficit               (Loss)              Equity
                      ------             ------           -------               ------              ------
Balance at
December 31,
     1999              627,406          $6,274,060        $ (8,949,836)          $(41,690)        $14,189,525
                       -------          ----------        ------------           --------         -----------


Net loss                    --                  --          (3,504,173)                --          (3,504,173)

Unrealized
  gain on
  investment,
  net of tax                --                  --                  --            166,145             166,145
                                                                                  -------          ----------
Comprehensive
  income                    --                  --                  --                 --          (3,338,028)
                                                                                                   ----------
Issuance of
  common
  stock in
  acquisitions              --                  --                  --                 --          10,090,200

Exercise of
  Stock options             --                  --                  --                 --             225,699

Issuance of
  options for
  services                  --                  --                  --                 --              16,000
                       -------          ----------        ------------          ---------        ------------
Balance at
 March 31, 2000        627,406          $6,274,060        $(12,454,009)         $ 124,455        $ 21,183,396
                       =======          ==========        ============          =========        ============

                               HEALTHSTREAM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                                     1999               2000
                                                                                                     ----               ----

OPERATING ACTIVITIES:
Net loss                                                                                       $   (377,664)       $ (3,504,173)
Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                                40,003              90,466
         Amortization                                                                                    --             957,556
         Gain on sale of investment                                                                      --             (94,438)
         Noncash compensation expense                                                                    --              16,000
         Changes in operating assets and liabilities, excluding effects of acquisitions:
              Accounts receivable                                                                   125,949             103,045
              Accounts receivable - unbilled                                                          5,976               7,111
              Prepaid expenses and other current assets                                             (72,431)           (311,883)
              Other assets                                                                               --            (749,916)
              Accounts payable                                                                       64,202             (83,058)
              Accrued liabilities                                                                   (48,739)          1,126,446
              Deferred revenue                                                                      (24,860)           (510,376)
                                                                                               ------------        ------------
                  Net cash used in operating activities                                            (287,564)         (2,953,220)

INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired                                                           --          (1,481,807)
Proceeds from sale of investment                                                                         --             122,271
Purchase of property and equipment                                                                  (89,580)           (419,072)
                                                                                               ------------        ------------
                  Net cash used in investing activities                                             (89,580)         (1,778,608)

FINANCING ACTIVITIES:
Proceeds from notes payable - related party                                                          18,000                  --
Proceeds from issuance of preferred stock                                                           350,000                  --
Proceeds from exercise of stock options                                                                  --             225,699
Payments on notes payable - related party                                                            (5,634)            (76,016)
Payment on notes payable                                                                                 --             (50,000)
Payments on capital lease obligations                                                                (2,495)            (31,908)
                                                                                               ------------        ------------
                  Net cash provided by financing activities                                         359,871              67,775
                                                                                               ------------        ------------

Net decrease in cash and cash equivalents                                                           (17,273)         (4,664,053)

Cash and cash equivalents at beginning of period                                                     50,823          13,632,144
                                                                                               ------------        ------------

Cash and cash equivalents at end of period                                                     $     33,550        $  8,968,091
                                                                                               ============        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                                  $     65,219        $     60,166
                                                                                               ============        ============
Capital lease obligations incurred                                                             $         --        $    160,269
                                                                                               ============        ============

Effects of acquisitions:
         Estimated fair value of assets acquired                                               $         --        $  1,196,740
         Purchase price in excess of net assets acquired                                                 --          13,920,389
         Estimated fair value of liabilities assumed                                                     --          (3,427,806)
         Stock issued                                                                                    --         (10,090,200)
                                                                                               ------------        ------------
         Cash paid                                                                                       --           1,599,123
         Less cash acquired                                                                              --            (117,316)
                                                                                               ------------        ------------
         Net cash paid for acquisitions                                                        $         --        $  1,481,807
                                                                                               ============        ============


See accompanying notes.

                               HEALTHSTREAM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999 (included in the Company's Registration Statement on Form S-1, file no. 333-88939, filed with the Securities and Exchange Commission).

2.       MERGERS AND ACQUISITIONS

         SilverPlatter Education, Inc. On July 23, 1999, the Company acquired substantially all of the assets of SilverPlatter Education, Inc., a Boston-based company that provided CD-ROM and Internet-based continuing medical education programs to physicians, for $1.0 million, consisting of $0.8 million in cash and $0.2 million (49,202 shares) of the Company's Common Stock, and the assumption of certain liabilities. The results of operations are included in the Company's financial statements from July 23, 1999. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer list and non-competition agreements of $1.0 million, $0.2 million, and $0.1 million, respectively, and are being amortized on a straight-line basis over three, two and two years, respectively.

         KnowledgeReview, LLC. On January 3, 2000, the Company acquired substantially all of the assets of KnowledgeReview, LLC (d/b/a "CMECourses.com") for $0.5 million consisting of $0.2 million (17,343 shares) of the Company's Common Stock and $0.3 million in cash. All of the Common Stock is held in an escrow account for a one-year period, subject to claims for indemnification pursuant to the asset purchase agreement. KnowledgeReview, LLC owned and operated an Internet web page that provided a search engine (CMEsearch.com) that helped physicians locate continuing medical education by specialty and facilitated online registration for such courses. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer list and non-competition agreements of $0.4 million, $40,000 and $20,000, respectively, and are being amortized on a straight-line basis over three years, two years and six months, respectively. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business.

         Quick Study, Inc. On January 11, 2000, the Company acquired substantially all of the assets and liabilities of Quick Study, Inc. for $0.6 million consisting of $0.5 million (61,397 shares) of the Company's Common Stock and $0.1 million in cash. In addition, upon achievement of certain future customer revenue levels, the Company may issue up to 34,687 additional shares of Common Stock. A portion of the Common Stock is held in an escrow account for a one-year period, subject to claims for indemnification pursuant to the agreement and plan of merger. In connection with the acquisition, the Company assumed $0.1 million of long-term debt. Quick Study, Inc. published CD-ROM and network-based products for the healthcare industry. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, noncompete agreements and customer list of $0.5 million, $0.1 million and $0.1 million, respectively, and are being amortized on a straight-line basis over three, three and two years, respectively. The allocation of purchase price is preliminary and may be subject to change as a result of contingent consideration and changes in estimates related to the acquired business.

         m3 The Healthcare Learning Company. On January 28, 2000, the Company acquired substantially all of the assets and liabilities of Multimedia Marketing, Inc. d/b/a m3 the Healthcare Learning Company ("m3") for $7.7 million consisting of $7.1 million (818,037 shares) of the Company's Common Stock and $0.6 million in cash. m3 provided interactive, multimedia education and training solutions to hospitals and other healthcare organizations. A portion of the Common Stock is held in an escrow account for a one-year period, subject to claims for indemnification pursuant to the agreement and plan of merger. In connection with the acquisition, the Company assumed $1.2 million of long-term debt. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill and customer list of $8.4 million and $1.0 million, respectively, and are being amortized on a straight-line basis over three years. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business.

         EmiNet, Inc. On January 28, 2000, the Company acquired substantially all of the assets of EMInet, Inc. for $2.9 million consisting of $2.3 million (269,902 shares) of the Company's Common Stock and $0.6 million in cash. A portion of the Common Stock is held in an escrow account for a one-year period, subject to claims for indemnification pursuant to the asset purchase agreement. In addition, upon the achievement of short-term revenue targets, the Company may issue up to 26,097 additional shares of Common Stock. EMInet, Inc. sold approved online medical education content to emergency medical services personnel. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill and customer list of $2.8 million and $0.5 million, respectively, and are being amortized on a straight-line basis over three years. The allocation of purchase price is preliminary and may be subject to change as a result of contingent consideration and changes in estimates related to the acquired business.

         The operating results of the acquired companies have been included in the accompanying condensed consolidated statements of operations from the respective dates of acquisition. The following unaudited pro forma results of operations give effect to the operations of the acquired companies as if the respective acquisitions had occurred on January 1, 2000. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred on January 1, 2000 or to project the Company's results of operations in any future period.

                                                             Three months ended
                                                               March 31, 2000
                                                               --------------
  Revenue                                                      $    1,555,837
  Net loss                                                     $   (4,014,256)
  Net loss per share:
        Basic                                                  $        (0.81)
        Diluted                                                $        (0.81)

         In accordance with SFAS 128, escrowed shares and any shares subject to vesting are excluded from the weighted average shares outstanding for purposes of calculating net loss per share.

3.       NET LOSS PER SHARE

         Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on assumed conversion of Series A, B, and C Convertible Preferred Stock, are included in diluted net loss per share only when these shares are dilutive. The total number of shares excluded from the calculations of dilutive loss per share was approximately 2,000,000 at March 31, 1999 and 12,800,000 at March 31, 2000.

4.       SUBSEQUENT EVENTS

         On April 14, 2000, the Company completed its initial public offering
(IPO) of 5,000,000 shares of its Common Stock for net proceeds of $41.8 million. On April 14, 2000, the Company completed its private placement of 1,111,111 shares of its Common Stock to Healtheon/Web MD for net proceeds of $10.0 million. Upon consummation of the IPO, all series A, B and C preferred stock converted by its terms into 7,131,153 shares of our Common Stock. In addition, the $1,293,000 promissory note payable to Robert A. Frist, Jr., the Company's chief executive officer and chairman, also converted into 553,712 shares of common stock. Prior to the IPO, the Company effected a 1.85 for one common stock split. All share and per share information has been restated to reflect the stock split. The underwriters have notified the Company that they intend to purchase an additional 275,000 shares of Common stock to cover over-allotments. This purchase is expected to close on May 15, 2000.

         On May 1, 2000, the Company repaid the long-term note payable assumed in connection with the acquisition of m3 using a portion of the proceeds of the IPO. As of May 5, 2000, the Company had less than $10,000 of notes payable outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

         This Quarterly Report includes various forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include without limitation, statements preceded by, followed by, or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, HealthStream, Inc. claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:

         - successful implementation of the Company's operating and growth strategy, including possible strategic acquisitions;

         - fluctuations in quarterly operating results caused by a variety of factors including the timing of sales and development contracts, the adoption of the internet as a tool for online training and continuing education in the healthcare industry;

         - successfully integrating past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing and operations;

         - successfully establishing and maintaining new and existing relationships with our content and distribution partners; and

         - global and/or regional economic factors and potential changes in laws and regulations, including, without limitation, changes in federal, state and international laws regulating education, training and internet transactions.

         For additional information concerning risks and uncertainties that may affect the Company's results of operations, please see the risks outlined under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-88939) filed with the Securities and Exchange Commission.

OVERVIEW

         We have historically generated revenues primarily from the performance of custom multimedia development services and from licensing our client server training administrative software, Training Navigator, which we refer to as T.NAV, to healthcare organizations. We have established relationships with major healthcare institutions that license our software or contract with us to develop custom multimedia products in a CD-ROM or Web-based format. Clients who license our software pay a one-time license fee for the software and may purchase training content modules for an annual fee. Late in 1999, we entered into sponsorship agreements which provide for sponsorship of online courseware. We expect our future online revenues to significantly exceed historical levels.

         We recognize multimedia development revenues based on the percentage of a project that is completed. Revenues from T.NAV software license fees are recognized when the software is delivered. Upgrade, maintenance and technical support revenues are accrued over the term of the service period. Sponsorship revenues are recognized ratably over the term unless usage exceeds the ratable portion.

         We plan to generate revenues by marketing our Web-based services to healthcare workers through healthcare organizations. The services will be provided via our application service provider, or ASP, agreements. Specifically, we will seek to generate revenues from healthcare workers by marketing to their employers or sponsoring organizations. The transaction fees for courseware resulting from this marketing may either be paid by the employer or sponsoring organization or, in the case of healthcare professionals, may be billed directly to the individual. Our ASP model will allow us to host our system in a central data center, therefore eliminating our customers' need for costly onsite installations of our software. Under the ASP model, revenues will be generated by charging for use of our courseware on a per transaction basis, based on usage by the end user. In addition, the ASP model will allow us to generate revenues from healthcare organizations by entering into agreements for administration and hosting services. We will recognize administration and hosting fees ratably over the term of these agreements. The costs of these revenues include direct and hosting expenses. Such amounts are expensed as incurred.

         We also plan to generate revenues through our more than 30 third party Web distribution network partners. We will recognize revenue through a transaction fee charged when a healthcare professional accesses continuing education content on one of our distribution partners' web sites and elects to receive credit. Such fees are paid by either the healthcare professional directly via a secured credit card transaction or by third party organizations which sponsors the course for this audience. The costs of these sales are in the form of royalties we pay to third-party content owners and distributors and costs we incur to develop content or convert content from traditional media to a Web format.

         An integral part of the Company's strategy is to acquire companies that complement our products and services. Because of the financial impact of the Company's recent acquisitions, the period-to-period comparisons of our financial results are not necessarily meaningful. Additionally, due to size of the Company, acquisitions either individually or in the aggregate can materially affect the Company's revenues and operating results.

         We have acquired the following companies since January 1, 1999:

         - SilverPlatter Education, which owns and distributes numerous multimedia products and services targeted at providing continuing medical education and other information to physicians, for $0.8 million in cash and 49,202 shares of our Common Stock;

         - KnowledgeReview, which operates a search engine, cmesearch.com, allowing physicians to locate seminars and purchase educational CD-ROMs and online courseware, for $310,000 in cash and 17,343 shares of our Common Stock;

         - Quick Study, which owns over 60 web-based hours of nursing and OSHA content for $59,000 in cash, the assumption of $112,000 in long-term debt and 61,397 shares of our Common Stock;

         - m3 the Healthcare Learning Company, which provides computer-based training to over 450 hospitals and healthcare facilities, primarily in the areas of OSHA and regulatory training, for $600,000 in cash, the assumption of $1.2 million in long-term debt and 818,036 shares of our Common Stock; and

         - EMInet, which provides Web-based educational content for emergency medical services personnel, for $640,000 in cash and 269,902 shares of our Common Stock.

         In February 2000, we entered into a four-year agreement with Columbia/HCA pursuant to which we will provide online training and education, courseware development and administrative management and consulting services to Columbia/HCA and its affiliated and managed healthcare providers. Under this agreement, the Company will be able to bill a minimum of $12 million for the aforementioned services over the four year term, with the minimum in the first year approximating $2.0 million.

         In February 2000, we entered into an agreement with Healtheon/WebMD pursuant to which we will be the exclusive provider of education, continuing education and training services for healthcare organizations, healthcare professionals and healthcare workers on Web sites owned or operated by Healtheon/WebMD. Pursuant to this agreement, we will pay Healtheon/WebMD $6.0 million per year for five years on a quarterly basis as guaranteed minimum royalties. In the first year, $2.0 million of the $6.0 million payment will be applied toward mutually agreed upon branding and promotion services. We will receive 100% of any revenues from the sale of our products and services until we recover all of the guaranteed minimum royalties to Healtheon/WebMD, and after that we will receive 75% and Healtheon/WebMD will receive 25% of any revenues. In connection with the agreement, Healtheon/WebMD agreed to purchase $10.0 million of our common stock at the initial public offering price in a concurrent private sale.

         To date, we have incurred substantial costs to develop our technologies, create, license and acquire our content, build brand awareness, develop our infrastructure and expand our business, and have yet to achieve significant revenues. As a result, we have incurred operating losses in each fiscal quarter since 1994. We expect operating losses and negative cash flow to continue for the foreseeable future as we plan to significantly increase our operating expenses to help expand our business. These costs could have a material adverse effect on our future financial condition or operating results. We believe that period-to-period comparisons of our financial results are not necessarily meaningful, and should not be relied upon as an indication of our future performance.


RESULTS OF OPERATIONS

REVENUES AND EXPENSE COMPONENTS

         The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

         Revenues. Revenues in 1999 consist primarily of sales of multimedia development services for training modules and promotional materials for the healthcare industry. Revenues in 1999 also include licensing fees and royalties from product sales of proprietary client server based training software to healthcare companies. During 1999, the Company revised its focus from development services to online products and services. Approximately $243,000 of online revenues were recognized during the quarter ended March 31, 2000. We expect these revenues to grow significantly in the future, in part due to the Columbia/HCA agreement. Revenues for the quarter ended March 31, 2000 also include revenues related to product and service lines derived from the m3, EMInet, Quick Study, Silver Platter and Knowledge Review acquisitions. These revenues include installed client server sales and support, emergency medicine and nursing online services, CD-ROM sales, live seminars and subscription products.

         Cost of Revenues. Cost of revenues in 1999 consist primarily of salaries and employee benefits, materials, and depreciation associated with the development of interactive media projects as well as royalties which are paid to content providers based on a percentage of revenues. During the first quarter of 2000, cost of revenues consist of salaries, employee benefits, materials and depreciation associated with interactive media development and certain customer service personnel, technical support costs, direct costs and materials related to projects, web cast events, cost of CD-ROMs and live seminars, installed and other products as well as royalties which are paid to content providers based on a percentage of revenues.

         Product Development. Product development expenses consist primarily of salaries and employee benefits, depreciation, costs associated with the development of content, conversion and modification of owned content for Web delivery, and expenditures associated with maintaining and enhancing our Web sites, training delivery and administration products.

         Selling, General and Administrative. General and administrative expenses consist primarily of salaries and employee benefits for sales and marketing, corporate and administrative and certain customer service personnel, sales and marketing expenses, facility costs, depreciation, amortization of intangibles, customer service, and fees for professional services. Royalties paid to content providers, which are fixed fee arrangements, are also included in general and administrative expenses. Sales and marketing expenses consist of marketing professional fees, advertising, trade shows attendance, promotions and related marketing costs.

         Other Income/Expense. The primary component of other income is interest and investment income. The primary component of other expense is interest expense related to loans from related parties, capital leases and other notes payable.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Revenues. Revenues increased $0.7 million, from $0.7 million in 1999 to $1.4 million for the quarter ended March 31, 2000, due to revenues attributable to acquired businesses. For the quarter ended March 31, 2000, revenues related to acquired businesses totaled $0.8 million. Revenues related to acquired businesses include approximately $0.5 million related to m3, $0.2 million related to Silver Platter, and $0.1 million related to EMInet and Quick Study. The historical business is comparable between 1999 and 2000. These revenues include approximately $0.2 million of online revenues.

         Cost of Revenues. Cost of revenues increased $0.5 million from $0.3 million in 1999 to $0.8 million in 2000. Of this increase, $0.2 million related primarily to the addition of 8 employees to support our acquisitions and growth of our operations. In addition, the direct costs of projects and web cast events together with technical support resulted in an increase of $0.2 million. The remainder of the increase related primarily to the direct costs of client server products and installations and subscription and CD-ROM products. The cost of revenues as a percentage of revenues increased from 45.0% in 1999 to 52.5% in 2000 as a result of an increase in personnel in the production department.

         Product Development. Product development expenses increased $0.9 million from $0.3 million in 1999 to $1.2 million in 2000. Of this increase, $0.8 million relates to the addition of 38 systems and internal development personnel. Such personnel have been added to implement our online services and to accommodate increased content conversion and development. Product development as a percentage of revenues increased from 43.8% in 1999 to 82.4% in 2000 as a result of additional personnel added to develop and enhance our online and client server products, convert content for our library, and improve our delivery systems.

         Selling, General and Administrative. Selling, general and administrative expenses increased $2.8 million from $0.4 million in 1999 to $3.2 million in 2000. General and administrative expenses increased from $0.3 million in 1999 to $1.7 million in 2000. Sales and marketing expenses, excluding personnel costs, increased from $0.1 million in 1999 to $0.5 million in 2000. Depreciation and amortization expenses increased from $0.1 million in 1999 to $1.0 million in 2000. General and administrative expenses increased by $1.4 million due to the addition of 47 personnel, including 19 sales and marketing personnel, 18 corporate and administrative personnel, and 10 customer service personnel. These increases resulted from personnel added in connection with the acquisitions as well as additional personnel hired to coordinate content and distribution partner relationships, increased acquisition activities and additional infrastructure required to accommodate growth. Sales and marketing expenses increased to $0.5 million as a result of additional travel, direct mail and advertising, attendance at trade shows, and professional fees. We anticipate that sales and marketing expenses will continue to increase in future periods. The $0.9 million increase in depreciation and amortization is attributable to the amortization of intangibles including goodwill, noncompete agreements and customer lists related to the acquisitions. As a percentage of revenues, selling, general and administrative expenses increased from 55 % in 1999 to 220% in 2000 as a result of the increases in personnel and infrastructure discussed above.

         Other Income/Expense. Interest and other income increased $ 0.2 million from approximately $1,000 in 1999 to $0.2 million in 2000 related to interest income and a $0.1 million gain on the sale of investments. Interest expense to related parties decreased approximately $60,000 related to the conversion of related party notes to preferred stock and scheduled repayments of related party notes. Other interest expense increased by approximately $36,000 related primarily to capital lease obligations.

         Net Loss. Net loss increased $3.1 million from $0.4 million in 1999 to $3.5 million in 2000 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations largely through the private placement of equity securities, loans from related parties and, to a lesser extent, from revenues generated from custom development fees and product sales. Subsequent to the end of the quarter, in April 2000 we completed an initial public offering of common stock resulting in net proceeds of $41.8 million and a concurrent private placement of common stock to Healtheon/WebMD resulting in net proceeds of $10.0 million. In addition, the underwriters have notified the Company that they intend to purchase an additional 275,000 shares of Common stock to cover over-allotments. This purchase is expected to close on May 15, 2000.

         Net cash used in operating activities was $0.3 million in 1999 and $3.0 million in 2000. Cash used in operating activities during the quarter ended March 31, 1999 related to the net loss, increases in prepaid expenses and other current assets, decreases in accrued liabilities and deferred revenue, which were partially offset by decreases in accounts receivable and increases in accounts payable. Cash used in operating activities during the quarter ended March 31, 2000, which excludes the effects of acquisitions, was attributable to a $3.5 million net operating loss and increases in prepaid expenses and other current assets, other assets and decreases in deferred revenue which were partially offset by increases in depreciation and amortization as well as increases in accrued liabilities and a decrease in accounts receivable.

         Net cash used in investing activities was $0.1 million in 1999 and $1.8 million in 2000. Cash used in investing activities during 1999 was primarily for the purchase of property and equipment, while cash paid for acquisitions in 2000 related to m3, EMInet, Quick Study and KnowledgeReview totaled $1.5 million and cash paid for the purchase of property and equipment totaled $0.4 million. In the first quarter of 2000, these outflows were partially offset by the receipt of $0.1 million from the sale of investments by the Company.

         Cash provided by financing activities was $0.4 million in 1999 and $0.1 million in 2000. Cash provided by financing activities during 1999 related primarily to $0.4 million received from the sale of Series A Preferred Stock. During 2000, cash provided by financing activities related to $0.2 million received in connection with the exercise of stock options, which was offset by $0.1 million of repayments of debt and capital leases. As of March 31, 2000, our primary source of liquidity was $9.0 million of cash and cash equivalents. Following our initial public offering, substantially all debt was retired and certain debt and all preferred stock was converted into common stock. As of May 2, 2000, the Company had less than $10,000 of outstanding notes payable and cash and cash equivalents of $57.4 million.

         In connection with our agreement with Columbia/HCA, Columbia/ HCA will pay us minimum revenues of $12.0 million over the four-year term of the agreement. We also expect to incur significantly higher costs, particularly content development costs and sales and marketing costs, to grow our business. As a result of the anticipated growth in personnel, development and online transactions, we expect that our capital expenditures will be approximately $3.5 million during the remainder of 2000.

         Our arrangements with distribution, content and development partners have typically provided for payments based on revenues, and we expect to continue similar arrangements in the future. In addition to such percentage payments, we have fixed payment commitments of approximately $270,000 in 2000 and $190,000 in 2001. We also have fixed educational grant commitments of approximately $210,000 in 2000. We have variable commitments of approximately $900,000 related to agreements under which other organizations have agreed to provide content development services for us. Payments under these development arrangements are contingent upon the delivery of services.

         In connection with the Healtheon/Web MD agreement, we received $10.0 million in proceeds from Healtheon/Web MD in a private placement of common stock that closed in April. We are obligated to pay Healtheon/Web MD $6.0 million in each of the five years of the agreement. We expect these payments to total $4.5 million in 2000, $6.0 million in 2001 through 2004 and $1.5 million in 2005.

         We believe that proceeds from our initial public offering and concurrent private placement together with the cash and cash equivalents held at March 31, 2000, will be sufficient to meet anticipated cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months. Our growth strategy also includes acquiring companies that complement our products and services. We anticipate that these acquisitions, if any, will be effected primarily through issuance of Common Stock. Failure to generate sufficient cash flow from operations or raise additional capital when required during or following that period in sufficient amounts and on terms acceptable to us could harm our business, results of operations and financial condition.

YEAR 2000

         We have conducted a comprehensive review of both information technology and non-information systems to ensure that they are Year 2000 compliant. Based on the results of our review and experience to date, it appears that there are no significant Year 2000 issues within our systems that would have a negative effect on our ability to conduct business. In addition to our systems assessment, we have gathered information from our third-party systems and software vendors and suppliers to identify and resolve issues involving the Year 2000 problem. Based on representations from the applicable suppliers, we believe that the third-party software and systems that are material to our business are Year 200 compliant.

         We believe that we have identified all Year 2000 problems that could harm our business, financial condition or operating results. We have not experienced any significant problems with regard to Year 2000 issues.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk.

         As of March 31, 2000, we had $1.3 million of variable rate notes payable and $1.2 million of notes payable at 13%. As of May 5, 2000, the Company had less than $10,000 of outstanding notes payable and, accordingly, is not exposed to significant market risk. The Company is exposed to market risk with respect to the cash and cash equivalents that it invests. At May 5, 2000, we had approximately $57.4 million of cash and cash equivalents, which were invested on a short-term basis. At this investment level a hypothetical 10% decrease in the interest rate would decrease interest income and increase net loss on an annualized basis by approximately $344,000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On April 3, 2000, a complaint was filed in the Chancery Court of Shelby County, Tennessee against the Company and two individual officers of the corporation from which we acquired the domain name "healthstream.com." The complaint sought a declaratory judgment that the transaction by which we acquired the domain name is void, alleging that the defendant officers did not have the authority to bind the corporation from which we purchased the domain name. The Company has conclusively settled this litigation for a de minimus amount of consideration and a consent order has been filed with the Chancery Court of Shelby County, Tennessee to dismiss the action with prejudice.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On April 10, 2000 our Registration Statement on Form S-1 (File No. 333-88939) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, we registered and sold 5,000,000 shares of common stock at a price of $9.00 per share. The managing underwriters were FleetBoston Robertson Stephens Inc. The aggregate price of the amount offered and sold was $45,000,000.

         The following sets forth the Company's reasonable estimates of the total expenses incurred by the Company, in connection with the issuance and distribution of the securities registered:

Underwriting discounts and commissions..................      $3,150,000
Other Expenses..........................................      $1,000,000
                                                              ----------
Total...................................................      $4,150,000


         The net offering proceeds to the Company after deducting the total expenses set forth above were approximately $40,850,000. From the effective date of the Registration Statement through May 5, 2000, we have not used any of the net offering proceeds to fund general operating expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 14, 2000, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons to serve as directors for a term of one year and until their successors are duly elected and qualified with the number of votes cast for, against or withheld as set forth opposite their names:

                                                                           VOTES
                                                    FOR                   AGAINST            WITHHOLD AUTHORITY
Robert A. Frist, Jr.                             6,876,964                   0                        0
Jeffrey L. McLaren                               6,876,964                   0                        0
Charles N. Martin, Jr.                           6,876,964                   0                        0
Thompson S. Dent                                 6,876,964                   0                        0

M. Fazle Husain                                  6,876,964                   0                        0
John H. Dayani, Sr., Ph.D.                       6,876,964                   0                        0
James F. Daniell, M.D.                           6,876,964                   0                        0
William W. Stead, M.D.                           6,876,964                   0                        0


         The shareholders of the Company also voted to amend and restate the Company's charter to increase the number of shares authorized to be issued and create a classified board of directors with the following number of votes cast for, against or abstaining:

                                                        VOTES
                  FOR                                  AGAINST                               ABSTAIN
               6,843,776                                33,188                                  0


         The shareholders of the Company also voted to amend and restate the Company's Bylaws to add certain provisions regarding shareholder voting, meetings and other items with the following votes cast for, against or abstaining:


                                                        VOTES
                  FOR                                  AGAINST                               ABSTAIN
               6,843,776                                33,188                                  0


         The shareholders of the Company also voted to approve the 2000 Stock Incentive Plan to award stock-based incentives to key employees, consultants and non-employee directors with the following number of votes cast for, against or abstaining:

                                                       VOTES
                  FOR                                  AGAINST                               ABSTAIN
               6,876,964                                  0                                     0


         The shareholders of the Company also voted to approve Indemnification Agreements to be entered into with our directors with the following number of votes cast for, against or abstaining:

                                                       VOTES
                  FOR                                  AGAINST                               ABSTAIN
               6,843,776                                33,188                                  0

         The shareholders of the Company also voted to approve the Employee Stock Purchase Plan to provide employees with incentives by encouraging investment in our common stock with the following number of votes cast for, against or abstaining:

                                                        VOTES
                  FOR                                  AGAINST                               ABSTAIN
               6,876,964                                  0                                     0


         The preferred shareholders of the Company also voted to approve the Amended and Restated Investors' Rights Agreement adding CIS Holdings, Inc. and Healtheon/WebMD as parties thereto with the following number of votes cast for, against or abstaining:

                                                        VOTES
                  FOR                                  AGAINST                               ABSTAIN
               3,854,676                                  0                                     0



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27.1     Financial Data Schedule for the three months ended March 31,
                  2000
         27.2     Financial Data Schedule for the three months ended March 31,
                  1999

(b) The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HEALTHSTREAM, INC.

                                            By: /s/ Arthur E. Newman
                                               ---------------------------------
                                               Arthur E. Newman
                                               Chief Financial Officer
                                               May 12, 2000

                                INDEX TO EXHIBITS



         Item                        Description
         ----                        -----------
         27.1     Financial Data Schedule for the three months ended March 31,
                  2000

         27.2     Financial Data Schedule for the three months ended March 31,
                  1999