Form 10-Q
period 2000-06-30
HEALTHSTREAM INC
filed 2000-08-14
CIK 1095565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 2000.

Commission File No.: 001-8833

                               HEALTHSTREAM, INC.
             (Exact name of registrant as specified in its charter)

            TENNESSEE                                62-1443555
            ---------                                ----------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

     209 10TH AVENUE SOUTH, SUITE 450
           NASHVILLE, TENNESSEE                              37203
           --------------------                              -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [x]   No [ ]

As of August 4, 2000, 19,994,347 shares of the Registrant's common stock were outstanding.

                               INDEX TO FORM 10-Q

                               HEALTHSTREAM, INC.

                                                                                                                    PAGE
                                                                                                                   NUMBER
                                                                                                                   ------
Part I.          Financial Information

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets - December 31, 1999 and
                 June 30, 2000 (Unaudited)........................................................................     1

                 Condensed Consolidated Statements of Operations (Unaudited) - Three Months
                 Ended June 30, 1999 and 2000.....................................................................     2

                 Condensed Consolidated Statements of Operations (Unaudited) - Six Months
                 Ended June 30, 1999 and 2000.....................................................................     3

                 Condensed Consolidated Statement of Shareholders'
                 Equity (Unaudited)...............................................................................     4

                 Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months
                 Ended June 30, 1999 and 2000.....................................................................     5

                 Notes to Condensed Consolidated Financial Statements.............................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results
                 of Operations....................................................................................     9

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.......................................    16

Part II.         Other Information

Item 6.          Exhibits and Reports on Form 8-K.................................................................    17

Signature        .................................................................................................    18

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                               HEALTHSTREAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,           JUNE 30,
                                                                                      1999                 2000
                                                                                      ----                 ----
                                                                                    (NOTE 1)            (UNAUDITED)
         ASSETS
Current Assets:
   Cash and cash equivalents ................................................      $ 13,632,144       $ 54,256,603
   Accounts receivable, net of allowance for doubtful accounts
      of $36,500 in 1999 and $80,600 in 2000 ................................           544,042          2,276,942
   Accounts receivable - unbilled ...........................................            18,877            345,486
   Investments ..............................................................            86,063            134,625
   Prepaid expenses and other current assets ................................           263,517          1,051,002
                                                                                   ------------       ------------
      Total current assets ..................................................        14,544,643         58,064,658
Property and equipment:
   Furniture and fixtures ...................................................           445,172            611,240
   Equipment ................................................................         1,109,015          2,584,876
   Leasehold improvements ...................................................           369,346            535,090
                                                                                   ------------       ------------
                                                                                      1,923,533          3,731,206
   Less accumulated depreciation and amortization ...........................          (589,632)          (898,803)
                                                                                   ------------       ------------
                                                                                      1,333,901          2,832,403
Intangible assets, net of accumulated amortization
   of $213,031 in 1999 and $2,444,895 in 2000 ...............................         1,134,673         12,845,829
Other assets ................................................................           441,488            255,501
                                                                                   ------------       ------------
Total assets ................................................................      $ 17,454,705       $ 73,998,391
                                                                                   ============       ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................................      $    443,455       $    884,508
   Accrued liabilities ......................................................           448,727          1,073,365
   Deferred revenue .........................................................           791,424          2,019,533
   Notes payable - related party ............................................         1,293,000                 --
   Current portion of long-term debt - related party ........................            12,892                 --
   Current portion of capital lease obligations .............................            89,881            237,888
                                                                                   ------------       ------------
         Total current liabilities ..........................................         3,079,379          4,215,294
Capital lease obligations, less current portion .............................           185,801            301,795
Commitments and contingencies
Shareholders' equity:
   Common stock, no par value, 20,000,000 and 75,000,000 shares authorized at
      December 31, 1999 and June 30, 2000, respectively; 4,165,461 shares and
      19,776,860 shares issued and outstanding
      at December 31, 1999 and June 30, 2000, respectively ..................         4,008,991         87,457,020
   Preferred stock, no par value, 5,000,000 and 10,000,000 shares
      Authorized at December 31, 1999 and June 30, 2000, respectively
      Series A Convertible Preferred Stock; 76,000 and 0 shares
         issued and outstanding .............................................           760,000                 --
      Series B Convertible Preferred Stock, 1,228,801 and 0 shares
         issued and outstanding .............................................        12,138,000                 --
      Series C Convertible Preferred Stock, 627,406 and 0 shares
         issued and outstanding .............................................         6,274,060                 --
   Accumulated other comprehensive income (loss) ............................           (41,690)            34,705
   Accumulated deficit ......................................................        (8,949,836)       (18,010,423)
                                                                                   ------------       ------------
         Total shareholders' equity .........................................        14,189,525         69,481,302
                                                                                   ------------       ------------
         Total liabilities and shareholders' equity .........................      $ 17,454,705       $ 73,998,391
                                                                                   ============       ============


See accompanying notes.

                               HEALTHSTREAM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        THREE MONTHS ENDED JUNE 30,
                                                                            1999              2000
                                                                            ----              ----
Revenues, net of warrant amortization of $330,095 in 2000 .......      $   459,233       $  2,200,759
Operating costs and expenses:
   Cost of revenues .............................................          408,442          1,039,726
   Product development ..........................................          455,032          1,238,562
   Selling, general and administrative expenses .................          684,364          5,930,369
                                                                       -----------       ------------
         Total operating costs and expenses .....................        1,547,838          8,208,657
                                                                       -----------       ------------
Loss from operations ............................................       (1,088,605)        (6,007,898)
                                                                       -----------       ------------
Other income (expense):
   Interest and other income ....................................           34,269            486,894
   Interest expense - related parties ...........................          (45,329)            (6,970)
   Interest expense .............................................             (935)           (28,440)
                                                                       -----------       ------------
                                                                           (11,995)           451,484
                                                                       -----------       ------------
Net loss ........................................................      $(1,100,600)      $ (5,556,414)
                                                                       ===========       ============
Net loss per share:
   Basic ........................................................      $     (0.31)      $      (0.30)
                                                                       ===========       ============
   Diluted ......................................................      $     (0.31)      $      (0.30)
                                                                       ===========       ============
Weighted average shares of common stock outstanding:
   Basic ........................................................        3,590,428         18,595,372
                                                                       ===========       ============
   Diluted ......................................................        3,590,428         18,595,372
                                                                       ===========       ============

See accompanying notes.

                               HEALTHSTREAM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                              1999                     2000
                                                                              ----                     ----
Revenues, net of warrant amortization of $330,095 in 2000 .......          $ 1,112,519           $  3,645,701
Operating costs and expenses:
   Cost of revenues .............................................              702,665              1,797,786
   Product development ..........................................              741,125              2,428,632
   Selling, general and administrative expenses .................            1,043,435              9,109,810
                                                                           -----------           ------------
         Total operating costs and expenses .....................            2,487,225             13,336,228
                                                                           -----------           ------------
Loss from operations ............................................           (1,374,706)            (9,690,527)
                                                                           -----------           ------------
Other income (expense):
   Interest and other income ....................................               35,494                730,044
   Interest expense - related parties ...........................             (137,073)               (34,255)
   Interest expense .............................................               (1,979)               (65,849)
                                                                           -----------           ------------
                                                                              (103,558)               629,940
                                                                           -----------           ------------
Net loss ........................................................          $(1,478,264)          $ (9,060,587)
                                                                           ===========           ============
Net loss per share:
   Basic ........................................................          $     (0.43)          $      (0.78)
                                                                           ===========           ============
   Diluted ......................................................          $     (0.43)          $      (0.78)
                                                                           ===========           ============
Weighted average shares of common stock outstanding:
   Basic ........................................................            3,423,368             11,669,264
                                                                           ===========           ============
   Diluted ......................................................            3,423,368             11,669,264
                                                                           ===========           ============

See accompanying notes.

                               HEALTHSTREAM, INC.
      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                             SERIES A                        SERIES B
                                                                            CONVERTIBLE                      CONVERTIBLE
                                              COMMON STOCK                 PREFERRED STOCK                 PREFERRED STOCK
                                              ------------                 ---------------                 ---------------
                                         SHARES          AMOUNT         SHARES       AMOUNT            SHARES           AMOUNT
                                     ------------    ------------    -----------   -----------       ----------       -----------
Balance at
December 31,
1999............................        4,165,461    $  4,008,991         76,000   $   760,000        1,228,801      $ 12,138,000
                                     ------------    ------------    -----------   -----------       ----------       -----------
Net loss .......................               --              --             --          --                --
Unrealized
   gain on
   investment,
   net of tax ..................               --              --             --          --                --
Comprehensive
   income ......................               --              --             --          --                --
   Issuance of
   common
   stock in
   acquisitions ................        1,166,679      10,090,200             --          --                --
Exercise of
   stock options ...............          379,819         356,866             --          --                --
Issuance of stock in
   initial public offering .....        5,275,000      44,151,750             --          --                --
Issuance of stock in
   private offering ............        1,111,111      10,000,000             --          --                --
Payment of expenses of
   initial public offering .....               --      (1,977,629)            --          --                --
Conversion of Preferred stock
   into stock in connection with
   initial public offering .....        7,131,153      19,172,060        (76,000)   (760,000)       (1,228,801)     (12,138,000)
Conversion of related party
   notes payable into stock
   in connection with
   initial public offering .....          553,711       1,293,000             --          --                --               --
Repurchase of stock in
   connection with the
   initial public offering .....           (6,074)        (14,213)            --          --                --               --
Recognition of warrant
   expense .....................               --         330,095             --          --                --               --
Issuance of options
   for services ................               --          45,900             --          --                --               --
                                     ------------    ------------    -----------   ---------       -----------      -----------
Balance at
   June 30,
      2000 .....................       19,776,860    $ 87,457,020             --   $      --                --       $       --
                                     ============    ============    ===========   =========       ===========       ==========



                                               SERIES C                                 ACCUMULATED
                                             CONVERTIBLE                 ACCUMU-        OTHER COMPRE-        TOTAL
                                           PREFERRED STOCK                LATED        HENSIVE INCOME    SHAREHOLDERS
                                       SHARES          AMOUNT            DEFICIT           (LOSS)           EQUITY
                                      --------       -----------       ------------    --------------    ------------
Balance at
December 31,
   1999 ........................       627,406       $ 6,274,060       $ (8,949,836)      $(41,690)      $ 14,189,525
                                      --------       -----------       ------------       --------       ------------
Net loss .......................            --                --         (9,060,587)            --         (9,060,587)
Unrealized
   gain on
   investment,
   net of tax ..................            --                --                 --         76,395             76,395
                                                                                          --------       ------------
Comprehensive
   income ......................            --                --                 --             --         (8,984,192)
                                                                                                         ------------
Issuance of
   common
   stock in
   acquisitions ................            --                --                 --             --         10,090,200
Exercise of
   stock options ...............            --                --                 --             --            356,866
Issuance of stock in
   initial public offering .....            --                --                 --             --         44,151,750
Issuance of stock in
   private offering ............            --                --                 --             --         10,000,000
Payment of expenses of
   initial public offering .....            --                --                 --             --         (1,977,629)
Conversion of Preferred stock
   into stock in connection with
   initial public offering .....      (627,406)       (6,274,060)                --             --                 --
Conversion of related party
   notes payable into stock
   in connection with
   initial public offering .....            --                --                 --             --          1,293,000
Repurchase of stock in
   connection with the
   initial public offering .....            --                --                 --             --            (14,213)
Recognition of warrant
   expense .....................            --                --                 --             --            330,095
Issuance of
   options for
   services ....................            --                --                 --             --             45,900
                                      --------       -----------       ------------       --------       ------------
Balance at
   June 30, 2000 ...............            --       $        --       $(18,010,423)      $ 34,705       $ 69,481,302
                                      ========       ===========       ============       ========       ============

                               HEALTHSTREAM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                            1999                       2000
                                                                                            ----                       ----
OPERATING ACTIVITIES:
Net loss ............................................................................    (1,478,264)         $     (9,060,587)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation ..................................................................        76,689                   309,171
      Amortization ..................................................................       108,921                 2,266,863
      Gain on sale of investment ....................................................            --                   (94,438)
      Provision for allowance for doubtful accounts .................................        23,000                    25,800
      Loss on disposal of assets ....................................................           431                        --
      Noncash warrant amortization ..................................................            --                   330,095
      Noncash compensation expense ..................................................            --                    45,900
      Noncash product development expense ...........................................       258,278                        --
      Changes in operating assets and liabilities, excluding effects of acquisitions:
         Accounts receivable ........................................................       (51,531)                 (848,158)
         Unbilled receivables .......................................................        (4,880)                 (326,609)
         Prepaid expenses and other current assets ..................................      (142,096)                 (786,243)
         Other assets ...............................................................            --                   131,733
         Accounts payable ...........................................................        52,778                   387,753
         Accrued liabilities ........................................................       (40,667)                  240,187
         Deferred revenue ...........................................................        61,119                  (427,501)
                                                                                        -----------              ------------
           Net cash used in operating activities ....................................    (1,136,222)               (7,806,034)

INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired ......................................            --                (1,481,807)
Proceeds from sale of investment ....................................................            --                   122,271
Purchase of property and equipment ..................................................      (175,261)               (1,318,360)
                                                                                        -----------              ------------
           Net cash used in investing activities ....................................      (175,261)               (2,677,896)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting discount ................            --                54,151,750
Expenses of issuing common stock ....................................................            --                (1,977,629)
Repayment of note payable ...........................................................            --                (1,180,000)
Proceeds from notes payable - related party .........................................        18,000                        --
Proceeds from issuance of preferred stock ...........................................     5,227,500                        --
Proceeds from exercise of stock options .............................................            --                   356,866
Payments on notes payable - related party ...........................................       (11,440)                  (82,559)
Repurchase of stock in connection with initial public offering ......................            --                   (14,213)
Payment on notes payable ............................................................            --                   (50,000)
Payments on capital lease obligations ...............................................        (5,944)                  (95,826)
                                                                                        -----------              ------------
           Net cash provided by financing activities ................................     5,228,116                51,108,389
                                                                                        -----------              ------------
Net increase in cash and cash equivalents ...........................................     3,916,633                40,624,459
Cash and cash equivalents at beginning of period ....................................        50,823                13,632,144
                                                                                        -----------              ------------
Cash and cash equivalents at end of period ..........................................   $ 3,967,456              $ 54,256,603
                                                                                        ============             ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid .......................................................................   $   152,052              $     95,576
                                                                                        ============             ============
Capital lease obligations incurred ..................................................   $    62,607              $    325,050
                                                                                        ============             ============
Preferred stock converted into common stock .........................................   $        --              $ 19,172,060
                                                                                        ============             ============
Notes payable - related parties converted into common stock .........................   $ 1,000,000              $  1,293,000
                                                                                        ============             ============
Notes payable - related parties converted into preferred stock ......................   $   250,000              $         --
                                                                                        ============             ============
Issuance of preferred stock in exchange for professional services ...................   $   150,000              $         --
                                                                                        ============             ============
Effects of acquisitions:
         Estimated fair value of assets acquired ....................................   $        --              $  1,196,740
         Purchase price in excess of net assets acquired ............................            --                13,920,389
         Estimated fair value of liabilities assumed ................................            --                (3,427,806)
         Stock issued ...............................................................            --               (10,090,200)
                                                                                        -----------              ------------
         Cash paid ..................................................................            --                 1,599,123
         Less cash acquired .........................................................            --                  (117,316)
                                                                                        -----------              ------------
         Net cash paid for acquisitions .............................................   $        --              $  1,481,807
                                                                                        ============             ============



See accompanying notes

                               HEALTHSTREAM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999 (included in the Company's Registration Statement on Form S-1, file no. 333-88939, filed with the Securities and Exchange Commission).

         During the three months ended June 30, 2000, the Company began recognizing revenues under a services agreement with Columbia Information Services, Inc., an affiliate of HCA, formerly Columbia/HCA (collectively referred to herein as "HCA"). HCA was provided with a warrant to purchase HealthStream, Inc. Common Stock. The accompanying consolidated statements of operations reflect the revenues related to the services provided, net of amortization of the fair value of the warrant. Under the terms of the agreement, HCA will provide a minimum of $12 million in revenues. The Company expects to amortize the estimated fair value of the warrant ($8.8 million) as a reduction of revenues proportionately over the term of the four year agreement. The amortization will fluctuate based on the revenues received from this agreement and will vary as a percentage of revenues based on the estimated revenues over the course of the agreement.

2.       MERGERS AND ACQUISITIONS

         SilverPlatter Education, Inc. On July 23, 1999, the Company acquired substantially all of the assets of SilverPlatter Education, Inc., a Boston-based company that provides CD-ROM and Internet-based continuing medical education programs to physicians, for $0.8 million in cash and 49,202 shares of the Company's Common Stock, and the assumption of certain liabilities. The results of operations are included in the Company's financial statements from July 23, 1999. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists and non-competition agreements of $1.0 million, $0.2 million, and $0.1 million, respectively, and are being amortized on a straight-line basis over three, two and two years, respectively.

         KnowledgeReview, LLC. On January 3, 2000, the Company acquired substantially all of the assets of KnowledgeReview, LLC (d/b/a "CMECourses.com") for $0.5 million consisting of $0.3 million in cash and 17,343 shares of the Company's Common Stock. All of the Common Stock is held in an escrow account for a one-year period, subject to claims for indemnification pursuant to the asset purchase agreement. KnowledgeReview, LLC owned and operated an Internet web page that provided a search engine (cmesearch.com) that helped physicians locate continuing medical education by specialty and facilitated online registration for such courses. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists and non-competition agreements of $0.4 million, $40,000 and $20,000, respectively, and are being amortized on a straight-line basis over three years, two years and six months, respectively. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business.

         Quick Study, Inc. On January 11, 2000, the Company acquired substantially all of the assets and liabilities of Quick Study, Inc. for $0.6 million consisting of $0.1 million in cash and $0.5 million (61,397 shares) of the Company's Common Stock. In addition, upon achievement of certain future customer revenue levels, the Company may issue up to 34,687 additional shares of Common Stock. A portion of the Common Stock is held in an escrow account for a one-year period, subject to claims for indemnification pursuant to the agreement and plan of merger. In connection with the acquisition, the Company assumed $0.1 million of long-term debt. Quick Study, Inc. published CD-ROM and network-based products for the healthcare industry. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists and non-competition agreements of $0.5 million, $0.1 million and $0.1 million, respectively, and are being amortized on a straight-line basis over three, two and three years, respectively. The allocation of purchase price is preliminary and may be subject to change as a result of contingent consideration and changes in estimates related to the acquired business.

         m3 The Healthcare Learning Company. On January 28, 2000, the Company acquired substantially all of the assets and liabilities of Multimedia Marketing, Inc. d/b/a m3 the Healthcare Learning Company ("m3") for $7.7 million consisting of $0.6 million in cash and $7.1 million (818,037 shares) of the Company's Common Stock. m3 provided interactive, multimedia education and training solutions to hospitals and other healthcare organizations. A portion of the Common Stock is held in an escrow account for a one-year period, subject to claims for indemnification pursuant to the agreement and plan of merger. In connection with the acquisition, the Company assumed $1.2 million of long-term debt. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill and customer lists of $8.4 million and $1.0 million, respectively, and are being amortized on a straight-line basis over three years. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business.

         EMINet, Inc. On January 28, 2000, the Company acquired substantially all of the assets of EMInet, Inc. for $2.9 million consisting of $0.6 million in cash and $2.3 million (269,902 shares) of the Company's Common Stock. A portion of the Common Stock is held in an escrow account for a one-year period, subject to claims for indemnification pursuant to the asset purchase agreement. In addition, upon the achievement of short-term revenue targets, the Company may issue up to 26,097 additional shares of Common Stock. EMInet, Inc. sold online medical education content to emergency medical services personnel. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill and customer lists of $2.8 million and $0.5 million, respectively, and are being amortized on a straight-line basis over three years. The allocation of purchase price is preliminary and may be subject to change as a result of contingent consideration and changes in estimates related to the acquired business.

         See Note 5 below for pro forma operating results as if the acquisitions occurred on the first day of 2000.


3.       NET LOSS PER SHARE

         Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on assumed conversion of Series A, B, and C Convertible Preferred Stock, are included in diluted net loss per share only when these shares are dilutive. The total number of shares excluded from the calculations of dilutive loss per share was approximately 4,500,000 at June 30, 1999 and 5,600,000 at June 30, 2000. In accordance with
SFAS 128, escrowed shares and any shares subject to vesting are excluded from the weighted average shares outstanding for purposes of calculating net loss per share.

4.       INITIAL PUBLIC OFFERING

         During the quarter, the Company completed its initial public offering ("IPO") of 5,275,000 shares of its Common Stock for net proceeds of $44.2 million. On April 14, 2000, the Company completed its private placement of 1,111,111 shares of its Common Stock to Healtheon/Web MD for net proceeds of $10.0 million. Upon consummation of the IPO, all series A, B and C preferred stock converted by its terms into 7,131,153 shares of our Common Stock. In addition, the $1,293,000 promissory note payable to Robert A. Frist, Jr., the Company's chief executive officer and chairman, also converted into 553,711 shares of common stock. Prior to the IPO, the Company effected a 1.85 for one Common Stock split. All share and per share information has been restated to reflect the stock split.

         During May 2000, the Company repaid the long-term note payable assumed in connection with the acquisition of m3 using a portion of the proceeds of the IPO.

5.       SUBSEQUENT EVENT

         Effective July 1, 2000, the Company acquired substantially all of the assets of Education Design, Inc. ("EDI") for $3.0 million in cash and 184,421 shares of the Company's Common Stock. A portion of the Common Stock will be held in an escrow account for a one year period, subject to any claims of indemnification under the asset purchase agreement. In addition, approximately $300,000 of cash and the Company's Common Stock will be provided to the employees of EDI, subject to certain vesting agreements. EDI provides services for live educational events that are supported by the medical device industry.

The following unaudited results of operations give effect to the operations of the acquisitions discussed in Note 2 and EDI as if the acquisitions had occurred as of the first day of 2000. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the period presented or to project the Company's results of operations in any future period.

                                                                                                    SIX MONTHS ENDED
                                                                                                      JUNE 30, 2000
                                                                                                      -------------
    Revenue......................................................................................    $   5,544,717
    Net loss.....................................................................................    $  (9,906,572)
    Net loss per share:
         Basic...................................................................................    $      (0.83)
         Diluted.................................................................................    $      (0.83)

         In accordance with SFAS 128, escrowed shares and any shares subject to vesting are excluded from the weighted average shares outstanding for purposes of calculating net loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report includes various forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include without limitation, statements preceded by, followed by, or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:

         -        our limited operating history;

         -        our history of losses and expectations of continued losses;

         -        our ability to manage rapid growth;

         - our ability to attract, retain and train qualified sales and other personnel;

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

OVERVIEW

         We have historically generated revenues primarily from the performance of custom multimedia development services and from licensing our client server training administrative software, Training Navigator, which we refer to as T.NAV, to healthcare organizations. We have established relationships with major healthcare institutions that license our software or contract with us to develop custom multimedia products in a CD-ROM or Web-based format. Clients who license our software pay a one-time license fee for the software. Late in 1999, we entered into sponsorship agreements which provide for sponsorship of online courseware. We expect our future online revenues to significantly exceed historical levels.

         We recognize multimedia development revenues based on the percentage of a project that is completed. Revenues from T.NAV software license fees are recognized when the software is delivered. Upgrade, maintenance and technical support revenues are accrued over the term of the service period. Sponsorship revenues are recognized ratably over the term unless usage exceeds the ratable portion, in which case such revenues are recognized based on usage.

         We generate revenues by marketing our Web-based services to healthcare workers through healthcare organizations. The services are be provided via our application service provider, or ASP, agreements. The transaction fees for courseware may either be paid by the employer, a sponsoring organization or, in the case of healthcare professionals, may be billed directly to the individual. Our ASP model allows us to host our system in a central data center, thereby eliminating our customers' need for costly onsite installations of our software. Under the ASP model, revenues are generated by charging for use of our courseware either on a per transaction basis, based on usage by the end user, or on a subscription basis, which includes a fixed fee for unlimited usage. In addition, the ASP model allows us to generate revenues from healthcare organizations by entering into agreements for administration and hosting services. We recognize administration and hosting fees ratably over the term of these agreements. The costs of these revenues include direct, hosting and in some cases, content partner expenses. Such amounts are expensed as incurred.

         We also generate revenues through our relationships with more than 50 third party Web distribution network partners. We recognize revenue through a transaction fee charged when a healthcare professional accesses continuing education content on one of our distribution partners' web sites and/or elects to receive credit. Such fees are paid by either the healthcare professional directly via a secured credit card transaction or by third party organizations, which sponsor the course for this audience. The costs of these sales are in the form of royalties we pay to third-party content owners and distributors and costs we incur to develop content or convert content from traditional media to a Web format.

         An integral part of the Company's strategy is to acquire companies that complement our products and services. Because of the financial impact of the Company's recent acquisitions, the period-to-period comparisons of our financial results are not necessarily meaningful. Additionally, due to the Company's lack of significant revenues, acquisitions either individually or in the aggregate may materially affect the Company's revenues and operating results.

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

         - EMInet, which provides Web-based educational content for emergency medical services personnel, for $640,000 in cash and 269,902 shares of our Common Stock; and

         - EDI, which provides services for live educational events that are supported by the medical device industry, for $3.0 million in cash 184,421 shares of our Common Stock.

         In February 2000, we entered into a four-year agreement with HCA (formerly Columbia/HCA) pursuant to which we will provide online training and education, courseware development and administrative management and consulting services to HCA and its affiliated and managed healthcare providers. We also entered into a warrant agreement with HCA pursuant to which HCA has the right to acquire 2,182,568 shares of the Company's Common Stock at an exercise price of $7.18 per share. The warrant vests over three years and has an eight year term. Under the services agreement, HCA has agreed to pay $12 million for the aforementioned services over the four year term, with the minimum in the first year approximating $2.0 million. During the three months ended June 30, 2000, the Company began recognizing revenues under this agreement. The Company will reflect the revenues related to the services provided, net of amortization of the estimated fair value of the warrant ($8.8 million). The Company expects to amortize the estimated fair value of the warrant ($8.8 million) as a reduction of revenues proportionately over the life of the four year agreement. The amortization will fluctuate based on the revenues received from this agreement and will vary as a percentage of revenues based on the estimated revenues over the course of the contract. In the first year of the agreement, it is anticipated that gross revenues would approximate $2.0 million, which would result in amortization of $1.5 million of warrant expense and result in net revenues of $500,000.

         In February 2000, we entered into an agreement with Healtheon/WebMD which provides that HealthStream is the exclusive provider of education, continuing education and training services for healthcare organizations, healthcare professionals and healthcare workers on Web sites owned or operated by Healtheon/WebMD. Pursuant to this agreement, we will pay Healtheon/WebMD $6.0 million per year for five years on a quarterly basis as non-refundable advances on royalties. The agreement provides that in the first year, $2.0 million of the $6.0 million payment will be applied toward mutually agreed upon branding and promotion services. The agreement provides that HealthStream will receive 100% of any revenues from the sale of our products and services until we recover all of the guaranteed minimum royalties to Healtheon/WebMD, and after that we will receive 75% and Healtheon/WebMD will receive 25% of any revenues. In addition, Healtheon/WebMD purchased $10.0 million of our common stock at the initial public offering price in a concurrent private sale. Through June 30, 2000 the Company has recognized $1.5 million of general and administrative expense related to this agreement.

         Effective July 1, 2000, the Company acquired substantially all of the assets of Education Design, Inc. ("EDI") for $3.0 million in cash and 184,421 shares of the Company's Common Stock. A portion of the Common Stock will be held in an escrow account for a one year period, subject to any claims for indemnification under the asset purchase agreement. In addition, approximately $300,000 of cash and the Company's Common Stock will be provided to the employees of EDI, subject to certain vesting agreements. EDI provides services for live educational events that are supported by the medical device industry.

         To date, we have incurred substantial costs to develop our technologies, create, license and acquire our content, build brand awareness, develop our infrastructure and expand our business, and have yet to achieve significant revenues. As a result, we have incurred operating losses in each fiscal quarter since 1994. We expect operating losses and negative cash flow to continue for the foreseeable future as we plan to continue to increase our operating expenses to implement our business strategy. These costs could have a material adverse effect on our future financial condition or operating results. We believe that period-to-period comparisons of our financial results are not necessarily meaningful, and should not be relied upon as an indication of our future performance.

RESULTS OF OPERATIONS

REVENUES AND EXPENSE COMPONENTS

         The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

         Revenues. Revenues in 1999 consisted primarily of sales of multimedia development services for training modules and promotional materials for the healthcare industry. Revenues in 1999 also included licensing fees and royalties from product sales of proprietary client server based training software to healthcare companies. During 1999, the Company revised its focus from development services to online products and services. Revenues for the quarter ended June 30, 2000 also included revenues related to product and service lines derived from the m3, EMInet, Quick Study, Silver Platter and Knowledge Review acquisitions. These revenues included installed client server sales and support, emergency medicine and nursing online services, CD-ROM sales, live seminars and subscription products. The Company also began providing services to HCA under its agreement during the three months ended June 30, 2000. The Company recognized $110,000 of net revenues related to services provided under the HCA agreement, which included gross revenues of $440,000 net of warrant amortization of $330,000.

         Cost of Revenues. Cost of revenues in 1999 consisted primarily of salaries and employee benefits, and materials associated with the development of interactive media projects as well as royalties paid to content providers based on a percentage of revenues. During 2000, cost of revenues have consisted of salaries and employee benefits, and materials associated with online services, interactive media development and certain customer service personnel, technical support costs, direct costs and materials related to projects, web cast events, cost of CD-ROMs and live seminars, installed and other products as well as royalties paid to content and distribution providers based on a percentage of revenues.

         Product Development. Product development expenses consisted primarily of salaries and employee benefits, depreciation, costs associated with the developing and enhancing our online and client server product, conversion of content for our library, and improving our delivery systems.

         Selling, General and Administrative. General and administrative expenses consist primarily of salaries and employee benefits for sales and marketing, corporate, administrative and certain customer service personnel, sales and marketing expenses, facility costs, depreciation, amortization of intangibles, customer service, and fees for professional services. Royalties paid to content and distribution partners, which are fixed fee arrangements, are also included in general and administrative expenses. Sales and marketing expenses consist of salaries and employee benefits for sales and marketing personnel, marketing professional fees, advertising, trade shows attendance, promotions and related marketing costs.

         Other Income/Expense. The primary component of other income is interest and investment income. The primary component of other expense is interest expense related to loans from related parties, capital leases and other notes payable.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Revenues. Revenues increased $1.7 million, from $459,000 in 1999 to $2.2 million for the quarter ended June 30, 2000, due to revenues attributable to acquired businesses and growth in sales of our online products and services on an application service provider, or ASP, basis. For the quarter ended June 30, 2000, revenues related to acquired businesses totaled $1.3 million. Revenues related to acquired businesses include approximately $1.1 million from m3, $100,000 from Silver Platter, and $200,000 from EMInet and Quick Study in the aggregate. The remainder of the increase between 1999 and 2000 is attributable to approximately $300,000 of growth in net ASP revenues, Webcast events and online courseware revenues. The Company expects revenues for 2000 to approximate $11.0 million.

         Cost of Revenues. Cost of revenues increased $631,000 from $408,000 in 1999 to $1.0 additional million in 2000. Of this increase, approximately $300,000 related primarily to additional personnel. In addition, the direct costs of product installation for m3 and royalties based on a percentage of sales resulted in an increase of approximately $300,000. The cost of revenue as a percentage of revenues decreased from 88.9% in 1999 to 47.2% in 2000 as a result of increases in revenue and the lower cost structure related to ASP revenues.

        Product Development. Product development expenses increased $784,000 from $455,000 in 1999 to $1.2 million in 2000. Of this increase, approximately $600,000 relates to the addition of 40 systems and internal development personnel. Such personnel have been added to implement our online services and to accommodate increased content conversion and development. The remainder of the increase is attributable to utilization of contract labor personnel to assist with product development efforts. Product development as a percentage of revenues decreased from 99.1% in 1999 to 56.3% in 2000 as a result of increases in revenues despite additional personnel being added to develop and enhance our online and client server products, convert content for our library, and improve our delivery systems.

         Selling, General and Administrative. Selling, general and administrative expenses increased $5.2 million from $684,000 in 1999 to $5.9 million in 2000. General and administrative expenses increased by $2.5 million from $356,000 in 1999 to $2.9 million in 2000. General and administrative expenses increased by $1.5 million due to the agreement with Healtheon/WebMD and by approximately $500,000 due to the addition of approximately 30 personnel, including 20 corporate and administrative personnel and 10 customer service personnel. These additional personnel were added in connection with the acquisitions as well as additional personnel hired to coordinate content and distribution partner relationships, increased acquisition activities and additional infrastructure required to accommodate growth. The remainder of the increase in general and administrative expenses relate to an educational grant to Vanderbilt School of Nursing and facility and other operating expense increases attributable to increased personnel. As a percentage of revenues, general and administrative expenses increased from 77.5% in 1999 to 130.2% in 2000 as a result of the increases in personnel and other reasons noted above.

         Sales and marketing expenses, including personnel costs, increased from $183,000 in 1999 to $1.5 million in 2000. Sales and marketing expenses increased by $1.3 million as a result of $500,000 of additional salaries and benefits for 23 additional sales and marketing personnel as well as additional travel, direct mail and advertising, increased attendance at trade shows and professional fees. We anticipate that sales and marketing expenses will continue to increase in future periods. As a percentage of revenues, sales and marketing expenses increased from 39.8% in 1999 to 69.8% in 2000 as a result of the increases in personnel and other reasons noted above.

         Depreciation and amortization expenses increased from $146,000 in 1999 to $1.5 million in 2000. The $1.4 million increase in depreciation and amortization is attributable to the amortization of intangibles including goodwill, non-competition agreements and customer lists related to the acquisitions. As a percentage of revenues, depreciation and amortization expenses increased from 31.7 % in 1999 to 69.4% in 2000 as a result of the acquisitions discussed above.

         Other Income/Expense. Interest and other income increased $453,000 from approximately $34,000 in 1999 to $487,000 in 2000 related to interest income on the proceeds of our initial public offering and the concurrent private offering. Interest expense to related parties decreased approximately $38,000 related to the conversion of related party notes to preferred stock and scheduled repayments of related party notes. Other interest expense increased by approximately $27,000 related to debt assumed in the acquisitions and new capital lease obligations.

         Net Loss. Net loss increased $4.5 million from $1.1 million in 1999 to $5.6 million in 2000 due to the factors described above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Revenues. Revenues increased $2.5 million, from $1.1 million in 1999 to $3.6 million for the six months ended June 30, 2000, due to revenues attributable to acquired businesses and growth in sales of our ASP products and services. For the six months ended June 30, 2000, revenues related to acquired businesses totaled $2.3 million. Revenues related to acquired businesses include approximately $1.5 million from m3, $400,000 from Silver Platter, and $300,000 from EMInet and Quick Study in the aggregate. The remainder of the increase between 1999 and 2000 is attributable to approximately $400,000 of growth in net ASP revenues, Webcast events and online courseware revenues. These increases were offset by a decrease of approximately $200,000 in the Company's historical development business.

         Cost of Revenues. Cost of revenues increased $1.1 million from $703,000 in 1999 to $1.8 million in 2000. Of this increase, approximately $500,000 related primarily to additional personnel. In addition, the direct costs of product installation for m3 and royalties based on a percentage of sales resulted in an increase of approximately $300,000. The direct costs of projects and Webcast events together with technical support resulted in a further increase of approximately $200,000. The remainder of the increase related primarily to the direct costs of client server products and subscription and CD-ROM products. The cost of revenues as a percentage of revenues decreased from 63.2% in 1999 to 49.3% in 2000 as a result of increases in revenue and the lower cost structure related to ASP and acquired product revenues.

         Product Development. Product development expenses increased $1.7 million from $741,000 in 1999 to $2.4 million in 2000. Of this increase, approximately $1.4 million relates to the addition of 40 systems and internal development personnel. Such personnel have been added to implement our online services and to accommodate increased content conversion and development. The remainder of the increase is attributable to utilization of contract labor personnel to assist with product development efforts. Product development as a percentage of revenues was 66.6% in both 1999 and 2000.

         Selling, General and Administrative. Selling, general and administrative expenses increased $8.1 million from $1.0 million in 1999 to $9.1 million in 2000. General and administrative expenses increased by $3.4 million from $537,000 in 1999 to $3.9 million in 2000. General and administrative expenses increased by $1.5 million due to the agreement with Healtheon/WebMD and by $1.0 million due to the addition of approximately 30 personnel, including 20 corporate and administrative personnel and 10 customer service personnel. These personnel were added in connection with the acquisitions as well as additional personnel hired to coordinate content and distribution partner relationships, increased acquisition activities and additional infrastructure required to accommodate growth. The remainder of the increase in general and administrative expenses relate to an educational grant to Vanderbilt School of Nursing and facility and other operating expense increases attributable to increased personnel. As a percentage of revenues, general and administrative expenses increased from 48.2 % in 1999 to 107.6% in 2000 as a result of the increases in personnel and infrastructure discussed above.

         Sales and marketing expenses, including personnel costs, increased by $2.3 million from $321,000 in 1999 to $2.6 million in 2000. Sales and marketing expenses increased by $2.4 million as a result of $900,000 of additional salaries and benefits for 23 additional sales and marketing personnel as well as additional travel, direct mail and advertising, attendance at trade shows and professional fees. We anticipate that sales and marketing expenses will continue to increase in future periods. As a percentage of revenues, sales and marketing expenses increased from 28.9 % in 1999 to 71.6% in 2000 as a result of the increases in personnel discussed above.

         Depreciation and amortization expenses increased from $186,000 in 1999 to $2.6 million in 2000. The $2.4 million increase in depreciation and amortization is attributable to the amortization of intangibles including goodwill, non-competition agreements and customer lists related to the acquisitions. As a percentage of revenues, depreciation and amortization expenses increased from 16.7 % in 1999 to 70.7% in 2000 as a result of the acquisitions discussed above.

         Other Income/Expense. Interest and other income increased $695,000 from approximately $35,000 in 1999 to $730,000 in 2000 related to interest income on the proceeds of our initial public offering and the concurrent private offering, as well as a $94,000 gain on a sale of an investment. Interest expense to related parties decreased approximately $103,000 related to the conversion of related party notes to preferred stock and scheduled repayments of related party notes. Other interest expense increased by approximately $64,000 related to debt assumed in the acquisitions and new capital lease obligations.

         Net Loss. Net loss increased $7.6 million from $1.5 million in 1999 to $9.1 million in 2000 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations largely through the private placement of equity securities, loans from related parties and, to a lesser extent, from revenues generated from custom development fees and product sales. During April 2000, we completed our initial public offering of Common Stock resulting in net proceeds of $41.9 million and a concurrent private placement of our Common Stock to Healtheon/WebMD resulting in net proceeds of $10.0 million. In addition, the underwriters purchased an additional 275,000 shares of Common Stock to cover over-allotments, which resulted in net proceeds of an additional $2.3 million.

         Net cash used in operating activities for the six months ended June 30 was $1.1 million in 1999 and $7.8 million in 2000. Cash used in operating activities during the six months ended June 30, 1999 related to the net loss, increases in accounts and unbilled receivables, prepaid expenses and other current assets, and decreases in accrued liabilities, which were partially offset by increases in deferred revenue and non-cash product development expense as well as depreciation and amortization expense. Cash used in operating activities during the six months ended June 30, 2000, was attributable to a $9.1 million net loss and increases in accounts and unbilled receivables, prepaid expenses and other current assets, and decreases in deferred revenue which were partially offset by depreciation, amortization and non-cash warrant expense as well as a decrease in other assets and an increase in accounts payable and accrued liabilities.

         Net cash used in investing activities for the six months ended June 30 was $175,000 in 1999 and $2.7 million in 2000. Cash used in investing activities during 1999 was related to the purchase of property and equipment, while investing activities using cash in 2000 related to the acquisitions of m3, EMInet, Quick Study and KnowledgeReview. These acquisitions resulted in cash paid of $1.5 million. In addition, cash paid for the purchase of property and equipment totaled $1.3 million. In the six months ended June 30, 2000, these outflows were partially offset by the receipt of $122,000 from the sale of investments by the Company.

         Cash provided by financing activities for the six months ended June 30 was $5.2 million in 1999 and $51.1 million in 2000. Cash provided by financing activities during the six months ended June 30, 1999 related primarily to $5.2 million received from the sale of Preferred Stock. During 2000, cash provided by financing activities related to $54.2 million received in connection with the sale of Common Stock in our initial public offering and concurrent private offering. In addition, the exercise of stock options resulted in cash proceeds of $357,000, which was offset by $2.0 million of expenses of our initial public offering and $1.3 million of repayments of debt and capital leases.

         In connection with our agreement with HCA, HCA will pay us revenues of at least $12.0 million over the four-year term of the agreement. As discussed above, the Company expects to amortize the estimated fair value of the warrant ($8.8 million) as a reduction of revenues proportionately over the term of the four year agreement. The amortization will fluctuate based on the revenues received from this agreement and will vary as a percentage of revenues based on the estimated revenues over the course of the agreement.

         We expect to incur additional product development and sales and marketing costs, to grow our business. As a result of the anticipated growth in personnel, development and online transactions, we expect that our capital expenditures will be approximately $2.5 million during the remainder of 2000.

         Our arrangements with distribution, content and development partners have typically provided for payments based on revenues, and we expect to continue similar arrangements in the future. In addition to such percentage payments, we have fixed payment commitments of approximately $3.7 million in 2000, $6.6 million in 2001, $6.2 million in 2002, $6.0 million in 2003 through 2004 and $1.5 million in 2005. We also have fixed educational grant commitments of approximately $100,000 in 2000. We have variable commitments of approximately $500,000 related to agreements under which other organizations have agreed to provide content development services for us. Payments under these development arrangements are contingent upon the delivery of services.

         In connection with the Healtheon/Web MD agreement, we received $10.0 million in proceeds from Healtheon/Web MD in a private placement of common stock that closed in April. Our obligations to Healtheon/Web MD through the end of our five year agreement are included in our partner commitments described above.

         As of June 30, 2000, our primary source of liquidity was $54.3 million of cash and cash equivalents. As of July 31, 2000, the Company had cash and investments of approximately $50.0 million. The primary reason for this decrease in cash and investments related to cash paid for EDI of $3.9 million. We believe our existing cash and investments will be sufficient to meet anticipated cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months. Our growth strategy also includes acquiring companies that complement our products and services. We anticipate that these acquisitions will be effected through the issuance of Common Stock and to a lessor extent, the payment of cash. Our inability to use our Common Stock to finance acquisitions or failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on acceptable terms could harm our business, results of operations and financial condition.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk.

         As of June 30, 2000, we had no outstanding indebtedness other than capital lease arrangements. Accordingly, the Company is not exposed to significant market risk. The Company is exposed to market risk with respect to the cash and cash equivalents that it invests. At July 31, 2000, we had approximately $50.0 million of cash and investments. At this investment level a hypothetical 10% decrease in the interest rate would decrease interest income and increase net loss on an annualized basis by approximately $300,000.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27.1     Financial Data Schedule for the six months ended June 30, 1999

         27.2     Financial Data Schedule for the six months ended June 30, 2000


(b) The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HEALTHSTREAM, INC.

                                       By:     /s/  ARTHUR E. NEWMAN
                                          -------------------------------------
                                                    Arthur E. Newman
                                                    Chief Financial Officer
                                                    August 11, 2000

                                INDEX TO EXHIBITS

ITEM                             DESCRIPTION
----                             -----------
27.1     Financial Data Schedule for the six months ended June 30, 1999

27.2     Financial Data Schedule for the six months ended June 30, 2000