Form 10-Q
period 2000-09-30
HEALTHSTREAM INC
filed 2000-11-13
CIK 1095565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000.

Commission File No.: 001-8833


                               HEALTHSTREAM, INC.
             (Exact name of registrant as specified in its charter)

                TENNESSEE                                62-1443555
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    209 10TH AVENUE SOUTH, SUITE 450
          NASHVILLE, TENNESSEE                              37203
(Address of principal executive offices)                 (Zip Code)

                                 (615) 301-3100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of November 10, 2000, 21,233,474 shares of the Registrant's common stock were outstanding.

                               INDEX TO FORM 10-Q

                               HEALTHSTREAM, INC.

                                                                                            PAGE
                                                                                           NUMBER
                                                                                           ------
Part I.    Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets - December 31, 1999 and
           September 30, 2000 (Unaudited)................................................     1

           Condensed Consolidated Statements of Operations (Unaudited) - Three Months
           Ended September 30, 1999 and 2000.............................................     3

           Condensed Consolidated Statements of Operations (Unaudited) - Nine Months
           Ended September 30, 1999 and 2000.............................................     4

           Condensed Consolidated Statement of Shareholders'
           Equity (Unaudited)............................................................     5

           Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months
           Ended September 30, 1999 and 2000.............................................     7

           Notes to Condensed Consolidated Financial Statements..........................     9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.................................................................    12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....................    19

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K..............................................    20

Signature  ..............................................................................    21

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               HEALTHSTREAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,      SEPTEMBER 30,
                                                                                       1999               2000
                                                                                   ------------      ------------
                                                                                      (NOTE 1)        (UNAUDITED)
         ASSETS
Current Assets:
   Cash and cash equivalents .................................................     $ 13,632,144      $ 24,820,242
   Accounts receivable, net of allowance for doubtful accounts
      of $36,500 in 1999 and $120,000 in 2000 ................................          544,042         4,659,043
   Accounts receivable - unbilled ............................................           18,877           174,431
   Restricted cash ...........................................................               --           677,082
   Work in progress ..........................................................               --           195,952
   Prepaid development fees ..................................................               --           573,331
   Other prepaid expenses and other current assets ...........................          263,517         1,142,915
                                                                                   ------------      ------------
      Total current assets ...................................................       14,458,580        32,242,996
Property and equipment:
   Furniture and fixtures ....................................................          445,172           793,123
   Equipment .................................................................        1,109,015         3,355,537
   Leasehold improvements ....................................................          369,346           606,994
                                                                                   ------------      ------------
                                                                                      1,923,533         4,755,654
   Less accumulated depreciation and amortization ............................         (589,632)       (1,139,635)
                                                                                   ------------      ------------
                                                                                      1,333,901         3,616,019
Intangible assets, net of accumulated amortization
   of $213,031 in 1999 and $4,008,213 in 2000 ................................        1,134,673        19,591,568
Investments ..................................................................           86,063        20,373,761
Other assets .................................................................          441,488           685,346
                                                                                   ------------      ------------
Total assets .................................................................     $ 17,454,705      $ 76,509,690
                                                                                   ============      ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................................     $    443,455      $  1,569,691
   Accrued liabilities .......................................................          448,727         2,923,431
   Registration liabilities ..................................................               --           677,082
   Deferred revenue ..........................................................          791,424         3,339,566
   Notes payable - related party .............................................        1,293,000                --
   Current portion of long-term debt - related party .........................           12,892                --
   Current portion of capital lease obligations ..............................           89,881           300,545
                                                                                   ------------      ------------
         Total current liabilities ...........................................        3,079,379         8,810,315
Capital lease obligations, less current portion ..............................          185,801           297,993
Commitments and contingencies

                                                                                   DECEMBER 31,         JUNE 30,
                                                                                       1999               2000
                                                                                   ------------      ------------
                                                                                      (NOTE 1)        (UNAUDITED)
Shareholders' equity:
   Common stock, no par value, 20,000,000 and 75,000,000 shares authorized at
      December 31, 1999 and September 30, 2000, respectively; 4,165,461 shares and 21,233,474 shares issued and outstanding at
      December 31, 1999 and September 30, 2000, respectively .................        4,008,991        90,737,325
   Preferred stock, no par value, 5,000,000 and 10,000,000 shares authorized at December 31, 1999 and September 30, 2000, respectively
      Series A Convertible Preferred Stock; 76,000 and 0 shares
         issued and outstanding ..............................................          760,000                --
      Series B Convertible Preferred Stock, 1,228,801 and 0 shares
         issued and outstanding ..............................................       12,138,000                --
      Series C Convertible Preferred Stock, 627,406 and 0 shares
         issued and outstanding ..............................................        6,274,060                --
   Accumulated other comprehensive income (loss) .............................          (41,690)          (59,239)
   Accumulated deficit .......................................................       (8,949,836)      (23,276,704)
                                                                                   ------------      ------------
         Total shareholders' equity ..........................................       14,189,525        67,401,382
                                                                                   ------------      ------------
         Total liabilities and shareholders' equity ..........................     $ 17,454,705      $ 76,509,690
                                                                                   ============      ============


See accompanying notes.

                               HEALTHSTREAM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                            1999              2000
                                                         -----------      ------------
Revenues, net of warrant expense of $194,735 in 2000     $   651,584      $  2,729,214
Operating costs and expenses:
   Cost of revenues ................................         370,989         1,033,689
   Product development .............................         508,909         1,616,874
   Selling, general and administrative expenses ....       1,083,150         6,408,644
                                                         -----------      ------------
         Total operating costs and expenses ........       1,963,048         9,059,207
                                                         -----------      ------------
Loss from operations ...............................      (1,311,464)       (6,329,993)
                                                         -----------      ------------
Other income (expense):
   Interest and other income .......................          84,681         1,077,550
   Interest expense - related parties ..............         (30,989)               --
   Interest expense ................................          (3,426)          (13,839)
                                                         -----------      ------------
                                                              50,266         1,063,711
                                                         -----------      ------------
Net loss ...........................................     $(1,261,198)     $ (5,266,282)
                                                         ===========      ============
Net loss per share:
   Basic ...........................................     $     (0.31)     $      (0.27)
                                                         ===========      ============
   Diluted .........................................     $     (0.31)     $      (0.27)
                                                         ===========      ============
Weighted average shares of common stock outstanding:
   Basic ...........................................       4,021,251        19,639,809
                                                         ===========      ============
   Diluted .........................................       4,021,251        19,639,809
                                                         ===========      ============

See accompanying notes.

                               HEALTHSTREAM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                            1999              2000
                                                         -----------      ------------
Revenues, net of warrant expense of $524,830 in 2000     $ 1,764,103      $  6,374,915
Operating costs and expenses:
   Cost of revenues ................................       1,073,654         2,831,475
   Product development .............................       1,250,034         4,045,506
   Selling, general and administrative expenses ....       2,126,609        15,518,453
                                                         -----------      ------------
         Total operating costs and expenses ........       4,450,297        22,395,434
                                                         -----------      ------------
Loss from operations ...............................      (2,686,194)      (16,020,519)
                                                         -----------      ------------
Other income (expense):
   Interest and other income .......................         120,175         1,807,594
   Interest expense - related parties ..............        (168,062)          (34,255)
   Interest expense ................................          (5,405)          (79,688)
                                                         -----------      ------------
                                                             (53,292)        1,693,651
                                                         -----------      ------------
Net loss ...........................................     $(2,739,486)     $(14,326,868)
                                                         ===========      ============
Net loss per share:
   Basic ...........................................     $     (0.76)     $      (1.00)
                                                         ===========      ============
   Diluted .........................................     $     (0.76)     $      (1.00)
                                                         ===========      ============
Weighted average shares of common stock outstanding:
   Basic ...........................................       3,622,662        14,326,112
                                                         ===========      ============
   Diluted .........................................       3,622,662        14,326,112
                                                         ===========      ============

See accompanying notes.

                               HEALTHSTREAM, INC.
      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                       SERIES A                    SERIES B
                                                                      CONVERTIBLE                CONVERTIBLE
                                          COMMON STOCK              PREFERRED STOCK            PREFERRED STOCK
                                   ---------------------------    --------------------    --------------------------
                                     SHARES          AMOUNT       SHARES      AMOUNT        SHARES         AMOUNT
                                   -----------    ------------    -------    ---------    ----------    ------------
Balance at December 31, 1999 ...     4,165,461    $  4,008,991     76,000    $ 760,000     1,228,801    $ 12,138,000
                                   -----------    ------------    -------    ---------    ----------    ------------
Net loss .......................            --              --         --           --            --              --
Unrealized loss on investment,
   net of tax ..................            --              --         --           --            --              --
Comprehensive Income (loss) ....            --              --         --           --            --              --
Issuance of common stock in
   acquisitions ................     2,169,403      12,931,850         --           --            --              --
Exercise of Stock options ......       833,709         600,786         --           --            --              --
Issuance of stock in
   initial public offering .....     5,275,000      44,151,750         --           --            --              --
Issuance of stock in
   private offering ............     1,111,111      10,000,000         --           --            --              --
Payment of expenses of
   initial public offering .....            --      (1,977,629)        --           --            --              --
Conversion of Preferred stock
   into stock in connection with
   initial public offering .....     7,131,153      19,172,060    (76,000)    (760,000)   (1,228,801)    (12,138,000)
Conversion of related party
   Notes Payable into stock
   in connection with
   initial public offering .....       553,711       1,293,000         --           --            --              --
Repurchase of stock in
   Connection with the
   initial public offering .....        (6,074)        (14,213)        --           --            --              --
Recognition of warrant
   expense .....................            --         524,830         --           --            --              --
Issuance of options for services            --          45,900         --           --            --              --
                                   -----------    ------------    -------    ---------    ----------    ------------
Balance at September 30, 2000 ..    21,233,474    $ 90,737,325         --    $      --            --    $         --
                                   ===========    ============    =======    =========    ==========    ============

                                                                                        ACCUMULATED
                                                  SERIES C                                  OTHER
                                                CONVERTIBLE                             COMPREHENSIVE      TOTAL
                                              PREFERRED STOCK            ACCUMULATED        INCOME      SHAREHOLDERS
                                           SHARES         AMOUNT           DEFICIT          (LOSS)         EQUITY
                                          --------      -----------      ------------      --------      ------------
Balance at December 31, 1999 ........      627,406      $ 6,274,060      $ (8,949,836)     $(41,690)     $ 14,189,525
                                          --------      -----------      ------------      --------      ------------
Net loss ............................           --               --       (14,326,868)           --       (14,326,868)
Unrealized loss on
   investment, net of tax ...........           --               --                --       (17,549)          (17,549)
                                                                                           --------      ------------
Comprehensive income (loss) .........           --               --                --            --       (14,344,417)
                                                                                                         ------------
Issuance of common stock in
   acquisitions .....................           --               --                --            --        12,931,850
Exercise of Stock options ...........           --               --                --            --           600,786
Issuance of stock in initial
   public offering ..................           --               --                --            --        44,151,750
Issuance of stock in private offering           --               --                --            --        10,000,000
Payment of expenses of
   initial public offering ..........           --               --                --            --        (1,977,629)
Conversion of Preferred stock
   into stock in connection with
   initial public offering ..........     (627,406)      (6,274,060)               --            --                --
Conversion of related party
   Notes Payable into stock
   in connection with
   initial public offering ..........           --               --                --            --         1,293,000
Repurchase of stock in Connection
   with the initial public offering .           --               --                --            --           (14,213)
Recognition of warrant expense ......           --               --                --            --           524,830
Issuance of options for services ....           --               --                --            --            45,900
                                          --------      -----------      ------------      --------      ------------
Balance at September 30, 2000 .......           --      $        --      $(23,276,704)     $(59,239)     $ 67,401,382
                                          ========      ===========      ============      ========      ============

                               HEALTHSTREAM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           NINE MONTHS ENDED JUNE 30,
                                                                              1999            2000
                                                                          ------------    ------------
OPERATING ACTIVITIES:
Net loss ..............................................................   $ (2,739,486)   $(14,326,868)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation ....................................................        137,989         549,803
      Amortization ....................................................        196,585       3,830,039
      Gain on sale of investment ......................................             --         (94,438)
      Provision for allowance for doubtful accounts ...................             --          25,800
      Noncash warrant expense .........................................             --         524,830
      Noncash compensation expense ....................................             --          63,525
      Noncash product development expense .............................        258,278              --
      Changes in operating assets and liabilities, excluding effects of acquisitions:
         Accounts receivable ..........................................        158,835      (2,003,290)
         Unbilled receivables .........................................          5,266        (155,553)
         Restricted cash ..............................................             --         (23,821)
         Work in progress .............................................             --         (60,986)
         Prepaid expenses and other current assets ....................         (5,775)     (1,427,902)
         Other assets .................................................        (40,000)       (333,248)
         Accounts payable .............................................        216,276         404,723
         Accrued liabilities ..........................................       (100,857)      1,546,543
         Registration liabilities .....................................             --          22,232
         Deferred revenue .............................................        (66,594)        162,762
                                                                          ------------    ------------
           Net cash used in operating activities ......................     (1,979,483)    (11,295,849)
INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired ........................       (780,206)     (6,716,369)
Proceeds from sale of investment ......................................             --         122,271
Purchase of investments ...............................................       (127,753)    (20,145,192)
Purchase of property and equipment ....................................       (261,032)     (2,070,309)
                                                                          ------------    ------------
           Net cash used in investing activities ......................     (1,168,991)    (28,809,599)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting discount ..             --      54,151,750
Costs of issuing common stock .........................................             --      (1,977,629)
Repayment of note payable .............................................             --      (1,180,000)
Proceeds from notes payable - related party ...........................         18,000              --
Proceeds from issuance of preferred stock .............................     16,802,696              --
Proceeds from exercise of stock options ...............................        225,000         600,786
Payments on long-term debt - related party ............................        (17,422)        (82,559)
Repurchase of stock in connection with initial public offering ........             --         (14,213)
Payment on notes payable ..............................................             --         (50,000)
Payments on capital lease obligations .................................        (16,299)       (154,589)
                                                                          ------------    ------------
           Net cash provided by financing activities ..................     17,011,975      51,293,546
                                                                          ------------    ------------
Net increase in cash and cash equivalents .............................     13,863,501      11,188,098
Cash and cash equivalents at beginning of period ......................         50,823      13,632,144
                                                                          ------------    ------------
Cash and cash equivalents at end of period ............................   $ 13,914,324    $ 24,820,242
                                                                          ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid .........................................................   $    193,699    $    109,415
                                                                          ============    ============
Capital lease obligations incurred ....................................   $    189,375    $    343,549
                                                                          ============    ============
Preferred stock converted into common stock ...........................   $         --    $ 19,172,060
                                                                          ============    ============
Notes payable - related parties converted into common stock ...........   $  1,000,000    $  1,293,000
                                                                          ============    ============
Notes payable - related parties converted into preferred stock ........   $    560,000    $         --
                                                                          ============    ============
Issuance of common stock in connection with acquisition of company ....   $    200,000    $         --
                                                                          ============    ============
Issuance of common stock in exchange for professional services ........   $     18,800    $         --
                                                                          ============    ============
Effects of acquisitions:
         Estimated fair value of assets acquired ......................   $     95,713    $  3,856,537
         Purchase price in excess of net assets acquired ..............      1,374,619      22,229,304
         Estimated fair value of liabilities assumed ..................       (490,126)     (6,236,377)
         Stock issued .................................................       (200,000)    (12,931,850)
                                                                          ------------    ------------
         Cash paid ....................................................        780,206       6,917,614
         Less cash acquired ...........................................             --        (201,245)
                                                                          ------------    ------------
         Net cash paid for acquisitions ...............................   $    780,206    $  6,716,369
                                                                          ============    ============

See accompanying notes

                               HEALTHSTREAM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

         During 2000, the Company began recognizing revenues under a services agreement with HCA Information Technology & Services, Inc., formerly Columbia Information Services, Inc., an affiliate of HCA - The Healthcare Company, formerly Columbia/HCA (collectively referred to herein as "HCA"). The Company granted HCA a warrant to purchase HealthStream, Inc. Common Stock. The accompanying Condensed Consolidated Statements of Operations reflect the revenues related to the services provided, net of amortization of the fair value of the warrant. Under the terms of the agreement, HCA will provide a minimum of $12 million in revenues over the term of the four-year agreement. The Company expects to amortize the estimated fair value of the warrant ($8.8 million) as a reduction of revenues proportionately over the term of the agreement. The amortization will fluctuate based on the revenues received from this agreement and will vary as a percentage of revenues based on the estimated revenues over the course of the agreement.

2.       MERGERS AND ACQUISITIONS

         SilverPlatter Education, Inc. On July 23, 1999, the Company acquired substantially all of the assets of SilverPlatter Education, Inc., a Boston-based company that provided CD-ROM and Internet-based continuing medical education programs to physicians, for $0.8 million in cash and 49,202 shares of the Company's Common Stock, and the assumption of certain liabilities. The results of operations are included in the Company's financial statements from July 23, 1999. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists and non-competition agreements of $1.0 million, $0.2 million, and $0.1 million, respectively, and are being amortized on a straight-line basis over three, two and two years, respectively.

         KnowledgeReview, LLC. On January 3, 2000, the Company acquired substantially all of the assets of KnowledgeReview, LLC (d/b/a "CMECourses.com") for $0.3 million in cash and 17,343 shares of the Company's Common Stock. All of the shares will be held in an escrow account for a one-year period, subject to claims for indemnification pursuant to the asset purchase agreement. KnowledgeReview owned and operated an Internet Web page that provided a search engine (CMEsearch.com) that helped physicians locate continuing medical education by specialty and facilitated online registration for such courses. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists and non-competition agreements of $0.4 million, $40,000 and $20,000, respectively, and are being amortized on a straight-line basis over three years, two years and six months, respectively. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business.

         Quick Study, Inc. On January 11, 2000, the Company acquired substantially all of the assets and liabilities of Quick Study, Inc. for $0.1 million in cash and 61,397 shares of the Company's Common Stock. In addition, upon achievement of certain future customer revenue levels, the Company may issue up to 34,687 additional shares of Common Stock. A portion of the shares will be held in an escrow account for a one-year period, subject to claims for indemnification pursuant to the agreement and plan of merger. In connection with the acquisition, the Company assumed $0.1 million of long-term debt. Quick Study published CD-ROM and network-based products for the healthcare industry. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists, and non-competition agreements of $0.5 million, $0.1 million and $0.1 million, respectively, and are being amortized on a straight-line basis over three, three and two years, respectively. The allocation of purchase price is preliminary and may be subject to change as a result of contingent consideration and changes in estimates related to the acquired business.

         m3 the Healthcare Learning Company. On January 28, 2000, the Company acquired substantially all of the assets and liabilities of Multimedia Marketing, Inc. d/b/a m3 the Healthcare Learning Company ("m3") for $0.6 million in cash and 818,037 shares of the Company's Common Stock. m3 provided interactive, multimedia education and training solutions to hospitals and other healthcare organizations. A portion of the shares will be held in an escrow account for a one-year period, subject to claims for indemnification pursuant to the agreement and plan of merger. In connection with the acquisition, the Company assumed $1.2 million of long-term debt. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill and customer lists of $8.4 million and $1.0 million, respectively, and are being amortized on a straight-line basis over three years. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business.

         EMINet, Inc. On January 28, 2000, the Company acquired substantially all of the assets of EMInet for $2.9 million consisting of $0.6 million in cash and 269,902 shares of the Company's Common Stock. A portion of the shares will be held in an escrow account for a one-year period, subject to claims for indemnification pursuant to the asset purchase agreement. In addition, upon the achievement of short-term revenue targets, the Company may issue up to 26,097 additional shares of Common Stock. EMInet sold approved online medical education content to emergency medical services personnel. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill and customer lists of $2.8 million and $0.5 million, respectively, and are being amortized on a straight-line basis over three years. The allocation of purchase price is preliminary and may be subject to change as a result of contingent consideration and changes in estimates related to the acquired business.

         Education Design Inc. On July 1, 2000, the Company acquired substantially all of the assets of Education Design, Inc. (EDI) for $3.0 million in cash and 184,421 shares of the Company's Common Stock. Three-quarters of the shares will be held in an escrow account for a one year period, subject to any claims for indemnification pursuant to the asset purchase agreement. In addition, approximately $300,000 of cash and the Company's Common Stock will be provided to the employees of EDI, subject to certain restricted stock award agreements. EDI provided services for live educational events that are supported by the medical device industry. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, content, customer lists, and a non-competition agreement of $1.9 million, $1.5 million, $250,000, and $100,000, respectively, and are being amortized on a straight-line basis over five years, five years, three years and one year. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business.

         SynQuest Technologies, Inc. On September 18, 2000, the Company acquired substantially all of the assets of SynQuest Technologies, Inc. (SQT) for 787,087 shares of the Company's Common Stock and assumption of certain debt and other liabilities, $2.3 million of which were repaid in connection with the purchase transaction. Approximately two-thirds of the shares will be held in an escrow account subject to any claims or are subject to certain stock vesting agreements. SQT provided online training and education to hospitals and healthcare organizations. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, content, and customer lists of $1.9 million, $2.0 million, $500,000, respectively, and are being amortized on a straight-line basis over five years, three years, and three years. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business.

         The following unaudited results of operations give effect to the operations of the acquisitions discussed above as if the acquisitions had occurred as of the first day of 2000. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the period presented or to project the Company's results of operations in any future period.

                                                                 NINE MONTHS ENDED
                                                                SEPTEMBER 30, 2000
                                                                ------------------
    Revenue....................................................    $ 10,220,000
    Net loss...................................................    $(17,840,000)
    Net loss per share:
         Basic.................................................    $     (0.89)
         Diluted...............................................    $     (0.89)

         In accordance with SFAS 128, escrowed shares and any shares subject to restrictions or vesting are excluded from the weighted average shares outstanding for purposes of calculating net loss per share since such shares are anti-dilutive.

3.       NET LOSS PER SHARE

         Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, shares subject to vesting and common shares issuable on assumed conversion of Series A, B, and C Convertible Preferred Stock, are included in diluted net loss per share only when these shares are dilutive. The total number of shares excluded from the calculations of dilutive loss per share was approximately 9,681,501 at September 30, 1999 and 6,164,118 at September 30, 2000.

4.       INITIAL PUBLIC OFFERING

         On April 14, 2000, the Company completed its initial public offering
(IPO) of 5,275,000 shares of its Common Stock for net proceeds of $44.2 million. On April 14, 2000, the Company completed a private placement of 1,111,111 shares of its Common Stock to WebMD, formerly Healtheon/WebMD Corporation for net proceeds of $10.0 million. Upon consummation of the IPO, all series A, B and C Convertible Preferred Stock converted by its terms into 7,131,153 shares of our Common Stock. In addition, the $1,293,000 promissory note payable to Robert A. Frist, Jr., the Company's chief executive officer and chairman, also converted into 553,711 shares of common stock. Prior to the IPO, the Company effected a
1.85 for one common stock split. All share and per share information has been restated to reflect the stock split.

         During May 2000, the Company repaid the long-term note payable assumed in connection with the acquisition of m3 using a portion of the proceeds of the IPO.

5.       SUBSEQUENT EVENT

         On October 17, 2000, the Compensation Committee of the Board of Directors approved the grant of 849,966 options to employees of the Company and certain members of our advisory boards to purchase Common Stock at the closing price on that day, or $2.125 per share.

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

         - our ability to satisfactorily resolve with WebMD implementation of our existing agreement or to reach accord on a revised agreement on acceptable terms;

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

OVERVIEW

         We have historically generated revenues primarily from the performance of custom multimedia development services and from licensing our client server training administrative software, Training Navigator, which we refer to as T.NAV, to healthcare organizations. We have established relationships with major healthcare institutions that license our software or contract with us to develop custom multimedia products in a CD-ROM or Web-based format. Clients who license our software pay a one-time license fee for the software and may purchase maintenance, support and training content modules for an annual fee. Late in 1999, we entered into sponsorship agreements that provide for sponsorship of online courseware. We expect our future online revenues to exceed historical levels.

         We recognize multimedia development revenues based on the percentage of a project that is completed. Revenues from T.NAV or other software license fees are recognized when the software is delivered. Subscriptions, upgrade, maintenance and technical support revenues are accrued over the term of the service period. Sponsorship revenues are recognized ratably over the term unless usage exceeds the ratable portion, in which case recognition is accelerated to reflect actual usage.

         Going forward, we will focus our revenue generation efforts by expanding our Web-based services to healthcare organizations including hospitals, long-term care and outpatient facilities. The services will be provided via our application service provider, or ASP, agreements. Specifically, we will seek to generate revenues from healthcare workers by marketing to their employers or sponsoring organizations. We will focus on transaction fees for courseware paid by employers or sponsoring organizations. Our ASP model allows us to host our system in a central data center, therefore eliminating our customers' need for costly onsite installations of our software. Under the ASP model, revenues are generated by charging for use of our courseware on a subscription basis or on a per transaction basis. The ASP model also allows us to generate revenues from healthcare organizations by entering into agreements for administration and hosting services. We recognize administration and hosting fees ratably over the term of these agreements. The costs of these revenues include direct and hosting expenses. Such amounts are expensed as incurred.

         We will also seek to generate revenues by marketing our educational development services to pharmaceutical and medical device companies. Our educational development services include: Web cast events, courseware development, event development and registration and sponsorship of courseware delivered through the Web distribution network. We recognize revenue related to such services as services are rendered. Our Web distribution network includes over 80 distribution partners and over 30 content partners. The costs of these sales are in the form of royalties paid to third-party content owners and distributors and costs incurred to develop content or convert content from traditional media to a Web format.

         An integral part of the Company's strategy is to acquire companies that complement our products and services. Because of the financial impact of the Company's recent acquisitions, the period-to-period comparisons of our financial results are not necessarily meaningful. Additionally, due to the size of the Company, acquisitions either individually or in the aggregate can materially affect the Company's revenues and operating results.

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

         - Quick Study, which owns over 60 hours of Web-based nursing and OSHA content for $59,000 in cash, the assumption of $112,000 in long-term debt and 61,397 shares of our Common Stock;

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

         - Education Design, Inc., which provides event development and registration services, for $3.0 million in cash and 184,421 shares of our Common Stock; and

         - SynQuest Technologies, Inc., which provides computer-based training to over 300 hospitals and healthcare facilities, for assumption of certain liabilities and 787,087 shares of our Common Stock.

         In February 2000, we entered into a four-year agreement with HCA pursuant to which we will provide online training and education, courseware development and administrative management and consulting services to HCA and its affiliated and managed healthcare providers. Under this agreement, the Company will be able to bill a minimum of $12 million for the aforementioned services over the four-year term, with the minimum in the first year approximating $2.0 million. During the second quarter of 2000, the Company began recognizing revenues under this agreement. The Company provided HCA with a warrant to purchase HealthStream, Inc. Common Stock. The Company will reflect the revenues related to the services provided, net of amortization of the fair value of the warrant. The Company expects to amortize the $8.8 million of fair value of the warrant over the term of the agreement as a reduction of the minimum revenues of $12 million. The amortization will fluctuate based on the revenues received from this agreement and will vary as a percentage of revenues based on the estimated revenues over the course of the agreement. Through September 30, 2000, the Company has included $525,000 of non-cash warrant amortization as a reduction of gross revenues in its results of operations.

         In February 2000, we entered into an agreement with WebMD which provides that we will be the exclusive provider of education, continuing education and training services for healthcare organizations, healthcare professionals and healthcare workers on Web sites owned or operated by WebMD. The agreement provides for payments to WebMD of $6.0 million per year for five years on a quarterly basis as guaranteed minimum royalties. In the first year, $2.0 million of the $6.0 million payment is to be applied toward mutually agreed upon branding and promotion services. We will receive 100% of any revenues from the sale of our products and services until we recover all payments made to WebMD, after which we will receive 75% and WebMD will receive 25% of any revenues. WebMD purchased $10.0 million of our Common Stock at the initial public offering price in a concurrent private sale. The Company has encountered delays in launching the WebMD agreement including the initial marketing campaign. Active dialogue between the parties to address these delays continues although the parties have not reached accord on the operational implementation of the agreement. In May 2000, we made the first quarterly payment of $1.5 million. Due to the delays in launching the WebMD agreement, we did not make a $1.5 million in August 2000. However, through September 30, 2000, the Company has included $3.0 million of royalty expense related to this agreement in its results of operations. At September 30, 2000, $1.5 million of accrued royalties are included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheet.

         To date, we have incurred substantial costs to develop our technologies, create, license and acquire content, build brand awareness, develop our infrastructure and expand our business, and have yet to sustain significant revenues. As a result, we have incurred operating losses in each fiscal quarter since 1994. We expect operating losses and negative cash flow to continue for the foreseeable future as we plan to significantly increase our operating expenses to help expand our business. These costs could have a material adverse effect on our future financial condition or operating results. We believe that period-to-period comparisons of our financial results are not necessarily meaningful, and should not be relied upon as an indication of our future performance.

RESULTS OF OPERATIONS

REVENUES AND EXPENSE COMPONENTS

         The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

         Revenues. Revenues in 1999 consist primarily of sales of multimedia development services for training modules and promotional materials for the healthcare industry. Revenues in 1999 also include licensing fees and royalties from product sales of proprietary client server based training software to healthcare companies. During 1999, the Company revised its focus from development services to online products and services. Revenues for the quarter ended September 30, 2000 also include revenues related to product and service lines derived from the m3, EMInet, Quick Study, Silver Platter, Knowledge Review, EDI and SynQuest acquisitions. These revenues include installed client server sales and support, emergency medicine and nursing online services, CD-ROM sales, event development and registration, and subscription products. The Company recognized approximately $90,000 of revenues related to services provided under the HCA agreement, which included gross revenues of approximately $280,000, net of warrant expense of $195,000.

         Cost of Revenues. Cost of revenues in 1999 consist primarily of salaries and employee benefits, materials, and depreciation associated with the development of interactive media projects as well as royalties which are paid to content providers based on a percentage of revenues. During 2000, cost of revenues consist of salaries, employee benefits, materials and depreciation associated with online services, interactive media development and certain customer service personnel, technical support costs, direct costs and materials related to projects, Web cast events, cost of CD-ROMs and live seminars, personnel costs related to event development and registration, direct costs of installed and other products as well as royalties which are paid to content providers based on a percentage of revenues.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues. Revenues increased $2.1 million, from $652,000 in 1999 to $2.7 million for the quarter ended September 30, 2000, due to revenues attributable to acquired businesses and growth in our ASP business. For the quarter ended September 30, 2000, revenues related to acquired businesses totaled $2.0 million. Revenues related to acquired businesses include approximately $840,000 related to EDI, $570,000 related to m3, and $580,000 related to SynQuest, Silver Platter, EMInet and Quick Study. The remainder of the increase between 1999 and 2000 is attributable to growth in ASP revenues, Web cast revenues, and online courseware revenues. These increases were offset by a slight decrease in development services. This decrease is attributable to the Company's change in focus from traditional development services to online services.

         Cost of Revenues. Cost of revenues increased $663,000 from $371,000 in 1999 to $1.0 million in 2000. Of this increase, approximately $440,000 related primarily to personnel and overhead costs of the 25 additional employees who provide our products and services. In addition, the direct costs of event development, Web cast events and product installation for installed products related to the m3 acquisition and royalties based on a percentage of sales resulted in an increase of approximately $160,000. The cost of revenue as a percentage of revenues decreased from 56.9% in 1999 to 37.9% in 2000 as a result of changes in the revenue mix to higher margin services and the shifting of development personnel to work on additional feature sets for our proprietary delivery platform.

         Product Development. Product development expenses increased $1.1 million from $509,000 in 1999 to $1.6 million in 2000. Of this increase, approximately $1.0 million relates to the addition of 42 systems and internal development personnel and the use of contract labor personnel. Such personnel have been added to implement our online services, support our acquired technology platforms, and to accommodate increased content conversion and development. Product development as a percentage of revenues decreased from 78.1% in 1999 to 59.2% in 2000 as a result of increased revenues, despite additional personnel being added to develop and enhance our online and client server products, convert content for our library, and improve our delivery systems.

         Selling, General and Administrative. Selling, general and administrative expenses increased $5.3 million from $1.1 million in 1999 to $6.4 million in 2000. General and administrative expenses increased from $586,000 in 1999 to $3.4 million in 2000. General and administrative expenses increased by $1.6 million related to fixed royalties to WebMD and other content partners. In addition, general and administrative expenses increased by approximately $1.0 million due to the addition of 41 personnel, including customer service and corporate and administrative personnel, and their related travel and overhead expenses. These increases resulted from personnel added in connection with the acquisitions as well as additional personnel hired to coordinate content and distribution partner relationships, increased acquisition activities and additional infrastructure required to accommodate growth.

         Sales and marketing expenses, including personnel costs, increased from $348,000 in 1999 to $1.2 million in 2000. Sales and marketing expenses increased by $900,000 as a result of 35 additional sales, marketing and related support personnel, travel, direct mail and advertising, attendance at trade shows, and professional fees. Due to the annualized impact of the sales personnel added in connection with the SynQuest acquisition, we anticipate that sales and marketing expenses will continue to increase in future periods.

         Depreciation and amortization expenses increased from $149,000 in 1999 to $1.8 million in 2000. The $1.7 million increase in depreciation and amortization is attributable to the amortization of intangibles including goodwill, content, non-competition agreements and customer lists related to the acquisitions. As a percentage of revenues, selling, general and administrative expenses increased from 166.2% in 1999 to 234.8% in 2000 as a result of the increases in intangible amortization, personnel and infrastructure discussed above.

         Other Income/Expense. Interest and other income increased $993,000 from approximately $85,000 in 1999 to $1.1 million in 2000 related to interest income on the proceeds of the initial public offering and the concurrent private offering. Interest expense to related parties decreased approximately $31,000 as a result of the conversion of related party notes to preferred stock and scheduled repayments of related party notes. Other interest expense increased by approximately $10,000 related to debt and capital lease obligations assumed in the acquisitions and new capital lease obligations.

         Net Loss. Net loss increased $4.0 million from $1.3 million in 1999 to $5.3 million in 2000 due to the factors described above.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues. Revenues increased $4.6 million, from $1.8 million in 1999 to $6.4 million for the nine months ended September 30, 2000, due to revenues attributable to acquired businesses and growth in our ASP business. For the nine months ended September 30, 2000, revenues related to acquired businesses totaled $4.0 million. Revenues related to acquired businesses include approximately $2.1 million related to m3, $840,000 related to EDI, and approximately $1.0 million related to SynQuest, Silver Platter, EMInet and Quick Study. The remainder of the increase between 1999 and 2000 is attributable to growth in ASP revenues, Web cast revenues, and online courseware revenues.

         Cost of Revenues. Cost of revenues increased $1.7 million from $1.1 million in 1999 to $2.8 million in 2000. Of this increase, approximately $1.0 million related primarily to personnel and overhead costs of the 25 additional employees who provide our products and services. In addition, the direct costs of live events for EDI, product installation for m3, Web cast events and royalties resulted in an increase of approximately $700,000. The cost of revenues as a percentage of revenues decreased from 60.9% in 1999 to 44.4% in 2000 as a result of the change in revenue components including the lower cost structure related to ASP and acquired product revenues.

         Product Development. Product development expenses increased $2.8 million from $1.2 million in 1999 to $4.0 million in 2000. Of this increase, approximately $1.8 million relates to the addition of 42 systems and internal development personnel. Such personnel have been added to implement our online services and to accommodate increased content conversion and development. In addition, utilization of contract labor and other personnel resulted in an increase of $740,000, including non-cash product development expense of approximately $260,000. Product development as a percentage of revenues decreased from 70.9% in 1999 to 63.5% in 2000.

         Selling, General and Administrative. Selling, general and administrative expenses increased $13.4 million from $2.1 million in 1999 to $15.5 million in 2000. General and administrative expenses increased from $1.2 million in 1999 to $7.3 million in 2000. General and administrative expenses increased by $6.1 million due to $3.1 million related to fixed royalties to WebMD and other content partners. In addition, general and administrative expenses increased by approximately $2.7 million related to the addition of 41 personnel, related to corporate and administrative personnel and customer service personnel, and their related travel and overhead expenses. These personnel were added in connection with the acquisitions as well as additional personnel hired to coordinate content and distribution partner relationships, increased acquisition activities and additional infrastructure required to accommodate growth.

         Sales and marketing expenses, including personnel costs, increased from $669,000 in 1999 to $3.9 million in 2000. Sales and marketing expenses increased to $3.2 million as a result of additional personnel, direct mail and advertising, attendance at trade shows, and related travel. We anticipate that sales and marketing expenses will continue to increase in future periods, reflecting the annualized impact of the sales personnel added in connection with the 2000 acquisitions.

         Depreciation and amortization expenses increased from $335,000 in 1999 to $4.4 million in 2000. The $4.1 million increase in depreciation and amortization is attributable to the amortization of intangibles including goodwill, content, non-competition agreements and customer lists related to the acquisitions. As a percentage of revenues, selling, general and administrative expenses increased from 120.5% in 1999 to 243.4% in 2000 as a result of the increases in intangible amortization, personnel and infrastructure discussed above.

         Other Income/Expense. Interest and other income increased $1.7 million from approximately $120,000 in 1999 to $1.8 million in 2000 related to interest income on the proceeds of the initial public offering and the concurrent private offering as well as a $94,000 gain on a sale of an investment. Interest expense to related parties decreased approximately $134,000 as a result of the conversion of related party notes to preferred stock and scheduled repayments of related party notes. Other interest expense increased by approximately $74,000 related to debt and capital leases assumed in the acquisitions and new capital lease obligations.

         Net Loss. Net loss increased $11.6 million from $2.7 million in 1999 to $14.3 million in 2000 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations largely through the private placement of equity securities, loans from related parties and, to a lesser extent, from revenues generated from custom development fees and product sales. During the nine months ended September 30, 2000 we completed our initial public offering of common stock resulting in net proceeds of $44.2 million and a concurrent private placement of common stock to WebMD resulting in net proceeds of $10.0 million.

         Net cash used in operating activities for the nine months ended September 30 was $2.0 million in 1999 and $11.3 million in 2000. Cash used in operating activities during the nine months ended September 30, 1999 related to the net loss, increases in other assets and decreases in accrued liabilities and deferred revenue which were partially offset by decreases in accounts receivable, increases in accounts payable, and non-cash product development expense as well as depreciation and amortization expense. Cash used in operating activities during the nine months ended September 30, 2000, was attributable to the $14.3 million net loss, increases in accounts and unbilled receivables, prepaid expenses and other current assets, and other assets which were partially offset by increases in accounts payable, accrued liabilities, deferred revenue and depreciation, amortization and non-cash warrant expense.

         Net cash used in investing activities for the nine months ended September 30 was $1.2 million in 1999 and $28.8 million in 2000. Cash used in investing activities during 1999 related to the acquisition of SilverPlatter as well as the purchase of investments, property and equipment. Investing activities which used cash in 2000 related to the purchase of investments as well as the acquisitions of m3, EMInet, Quick Study, KnowledgeReview, EDI and SynQuest. These acquisitions resulted in cash paid of $6.7 million. In addition, cash paid for the purchase of property and equipment totaled $2.1 million. In the nine months ended September 30, 2000, these outflows were partially offset by the receipt of $122,000 from the sale of investments by the Company.

         Cash provided by financing activities for the nine months ended September 30 was $17.0 million in 1999 and $51.3 million in 2000. Cash provided by financing activities during the nine months ended September 30, 1999 related primarily to $16.8 million received from the sale of Preferred Stock. During 2000, cash provided by financing activities related to $54.2 million received in connection with the sale of common stock in the initial public offering, concurrent private offering and the exercise of the underwriters' over-allotment option. In addition, the exercise of stock options resulted in cash proceeds of $601,000, which was offset by $2.0 million of expenses of the common stock offering and $1.5 million of repayments of debt and capital leases.

         In connection with our agreement with HCA, HCA will pay us revenues of at least $12.0 million over the four-year term of the agreement. As discussed above, the Company expects to amortize the estimated fair value of the warrant ($8.8 million) as a reduction of revenues proportionately over the term of the agreement. The amortization will fluctuate based on the revenues received from this agreement and will vary as a percentage of revenues based on the estimated revenues over the course of the agreement.

         We expect to incur additional product development and sales and marketing costs, to grow our business. As a result of the anticipated growth in personnel, development and online transactions, we expect that our capital expenditures will be approximately $1.2 million during the remainder of 2000.

         Our arrangements with distribution, content and development partners have typically provided for payments based on revenues, and we expect to continue similar arrangements in the future. In addition to such percentage payments, we have fixed payment commitments of approximately $1.6 million in 2000, $6.3 million in 2001, $6.2 million in 2002, $6.0 million in 2003 and 2004 and $1.5 million in 2005. We also have fixed educational grant commitments of approximately $ 100,000 in 2000. We have variable commitments of approximately $250,000 related to agreements under which other organizations have agreed to provide content development services for us. Payments under these development arrangements are contingent upon the delivery of services.

         Our obligation to WebMD is $6.0 million a year through the end of the five-year term of the agreement and is included in our partner commitments described above. The Company has encountered delays in launching the WebMD agreement including the initial marketing campaign. Active dialogue between the parties to address these delays continues although the parties have not reached accord on the operational implementation of the agreement. In May 2000, we made the first quarterly payment of $1.5 million. Due to the delays in launching the WebMD agreement, we did not make a $1.5 million in August 2000.

         As of September 30, 2000, our primary source of liquidity was $24.8 million of cash and $20.4 million of investments. As of October 31, 2000, the Company had cash and investments of approximately $43.6 million. The primary reason for this decline was the repayment of the liabilities assumed in connection with the acquisition of SynQuest. We believe that our existing cash and investments will be sufficient to meet anticipated cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months. Our growth strategy may include acquiring companies that complement our products and services. We anticipate that these acquisitions, if any, will be effected through issuance of Common Stock and to a lesser extent, the payment of cash. Our inability to use our Common Stock to finance acquisitions or failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on acceptable terms could harm our business, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk.

         As of September 30, 2000, we had no outstanding indebtedness other than capital lease arrangements. Accordingly, the Company is not exposed to significant market risk. The Company is exposed to market risk with respect to the cash and cash equivalents that it invests. At October 31, 2000, we had approximately $43.6 million of cash and investments, which were invested on a combination of short and long-term investments. At this investment level a hypothetical 10% decrease in the interest rate would decrease interest income and increase net loss on an annualized basis by approximately $436,000. As the Company continues to invest its excess cash, the Company's exposure to market risk with respect to rates of return increases.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27.1     Financial Data Schedule for the nine months ended September
                  30, 1999

         27.2     Financial Data Schedule for the nine months ended September
                  30, 2000


(b) The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HEALTHSTREAM, INC.



                                    By: /s/  ARTHUR E. NEWMAN
                                        ----------------------------------------
                                        Arthur E. Newman
                                        Chief Financial Officer
                                        November 13, 2000

                                INDEX TO EXHIBITS

                                ITEM DESCRIPTION

27.1     Financial Data Schedule for the nine months ended September 30, 1999

27.2     Financial Data Schedule for the nine months ended September 30, 2000