Form 10-K405
period 2000-12-31
HEALTHSTREAM INC
filed 2001-03-29
CIK 1095565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM           TO
                                              ---------    ---------

                        COMMISSION FILE NUMBER 001-8833

                               HEALTHSTREAM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Tennessee                                      62-1443555
(State Or Other Jurisdiction Of             (I.R.S. Employer Identification No.)
 Incorporation Or Organization)

    209 10th Avenue South, Suite 450                                    37203
          Nashville, Tennessee                                        (Zip Code)
(Address Of Principal Executive Offices)

                                 (615) 301-3100
              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant To Section 12(b) Of The Act:

                                      None

           Securities Registered Pursuant To Section 12(g) Of The Act:

                           Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the Nasdaq National Market on March 23, 2001 was $34,287,418. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 23, 2001, there were 20,312,452 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders are incorporate by reference into Part III hereof.

                               HEALTHSTREAM, INC.

                                TABLE OF CONTENTS
                           ANNUAL REPORT ON FORM 10-K

                                                                                            PAGE
                                                                                            ----
PART I
Item 1.         Business..................................................................   1
Item 2.         Properties................................................................  11
Item 3.         Legal Proceedings.........................................................  12
Item 4.         Submission of Matters to a Vote of Security Holders.......................  12

PART II
Item 5.         Market for Registrant's Common Equity and Related
                     Stockholder Matters..................................................  12
Item 6.         Selected Financial Data...................................................  13
Item 7.         Management's Discussion and Analysis of Financial Condition
                     and Results of Operations............................................  14
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk................  20
Item 8.         Financial Statements and Supplementary Data...............................  21
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosures..........................................................  41

PART III
Item 10.        Directors and Executive Officers of the Registrant........................  41
Item 11.        Executive Compensation....................................................  41
Item 12.        Security Ownership of Certain Beneficial Owners and
                     Management...........................................................  41
Item 13.        Certain Relationships and Related Transactions............................  41

PART IV
Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........  42

                                     PART I

Except for historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements include, among others, those statements including the words "expects", "anticipates", "intends", "believes", "may", "will", "should", "continue" and similar language or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, HealthStream's actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Risk Factors" and elsewhere in this document. In addition, factors that we are not currently aware of could harm our future operating results. You should carefully review the risks described in other documents HealthStream files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that HealthStream will file in 2001. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. HealthStream undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

ITEM 1.  BUSINESS

OVERVIEW AND HISTORY

HealthStream, Inc. ("HealthStream" or the "Company") provides Web-based solutions and services to meet the training and education needs of the healthcare industry. HealthStream provides services to customers throughout the United States, focusing primarily on healthcare organizations and pharmaceutical and medical device companies. Within healthcare organizations, our focus is on expanding HealthStream's installed and Internet-based application service provider, or ASP e-learning solutions to hospitals and long-term care and outpatient facilities. Services to healthcare organizations are delivered through our proprietary installed and ASP-based products. For pharmaceutical and medical device companies, our focus is on providing services including Web cast events, content and courseware development, event development and registration, and Web-based sponsorship of courseware. Services to pharmaceutical and medical device companies are facilitated through our library of licensed content as well as our distribution of Web portal partners.

The Company was incorporated in 1990 and initiated online operations in March 1999. The Company developed from an initial focus of providing multimedia tools for information dissemination to the full-service delivery of training and education for the healthcare industry. We have established relationships with major healthcare institutions to provide training solutions to meet the needs of the healthcare organization, its employees and its vendors.


Industry Background

Industry sources estimate that the healthcare industry represents a $1.3 trillion market, or approximately 14% of the gross domestic product. We believe over 10.0 million professionals are employed in this segment of the domestic economy, including over 5.0 million allied healthcare professionals (which include among others approximately 700,000 emergency medicine and first responder personnel and approximately 250,000 radiology technicians),2.6 million registered nurses, 2.4 million non-clinical employees and 600,000 physicians. Approximately 4.0 million of these professionals work in the hospital environment.

The healthcare education industry is a dynamic industry characterized by ongoing development of new therapeutic treatments and procedures and innovations in medical technology that together create a demand for information exchange. Government regulations and accrediting bodies require employers to provide healthcare professionals and other healthcare workers with training on an increasing number and variety of topics. In addition, to keep abreast of the latest developments and to meet licensing and certification requirements, healthcare professionals must obtain continuing education. This training includes safety training mandated by both the Occupational Safety and Health Administration, or OSHA, and the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, for all institutional-based healthcare workers. Continuing education requirements include continuing education for nurses, emergency medicine and first responder personnel, radiology personnel, and continuing medical education, or CME, for doctors. Simultaneously, the healthcare industry continues to operate under intense pressure to reduce costs as a result of reductions in government reimbursement and increased participation of patients in managed care programs. In addition, healthcare organizations as well as pharmaceutical and medical device companies are under increased pressure to measure and report on the outcomes or results of the dollars spent on training. Our products and services meet these needs, reduce healthcare organizations' costs of training and provide unique opportunities for additional products or services within the healthcare industry.


HEALTHSTREAM'S SOLUTIONS

Healthcare Organization Solutions

HealthStream's solutions are designed to meet the ongoing training and education needs of the healthcare community. We bring high quality content together with administrative and management tools. This combination allows healthcare administrators to configure training to meet the precise needs of different groups of employees, modify training materials and monitor the results of training. Healthcare organizations are confronted with significant mandated and recurring training requirements for continuing certification of professionals and the requirements of individual facilities.

Historically, we have provided our services through sales of installed learning management systems. Introduced during the second quarter of 2000, our ASP-based Healthcare Learning Center provides organizations with the ability to access our training and continuing education services over the

Internet. Our training software is hosted in a central data center that allows end users Web access to our continuing education and training services, eliminating the need for onsite installations of software. The Healthcare Learning Center also provides a set of administrative and management tools that enable administrators to configure and modify training materials, track performance and predict training expenses. Pricing is subscription based, with fees varying based on the number of users, content provided and other factors. We also offer training services to facilitate integration of this technology product into the organization's operating environments. Fees for training are based on the time and efforts of the personnel involved. Further, we monitor utilization by customer facility with the intent of achieving full deployment within our customer base.

Our installed systems are provided on an initial license basis, with pricing based on the number of employees, sites involved, and content provided. Installed software contracts typically consist of an upfront license fee, additional content sales and ongoing maintenance and support. For both our ASP-based, Healthcare Learning Center customers and installed system users, technical support teams provide customer service on-site and via telephone or electronic mail.

In addition to our ASP-based Healthcare Learning Center and installed learning management systems, we also offer healthcare organizations with full-service capabilities to convert existing course materials to a Web-enabled format or develop custom courseware for the organization. Pricing for these services is generally based on time and efforts involved. Our development group responsible for such services includes instructional designers, scriptwriters, multimedia designers, graphic artists, audio and video engineers, programmers and project managers. Our ability to market courseware developed for one healthcare organization to our other customers provides these healthcare organizations with the opportunity to offset their development costs through courseware sales royalties.

In the future our focus will be on growing our existing customer base of over 200 facilities using the ASP-based Healthcare Learning Center and converting our over 800 installed product customers to our ASP-based product. We will also continue to target new customers, both through our sales force, and by capitalizing on our existing preferred vendor arrangements with several hospital group purchasing organizations, or GPOs, including Premier, Inc., Voluntary Hospital Association (VHA) and Amerinet. We believe our existing sales force, along with these arrangements, offers us the opportunity to grow our ASP customer base. Further, our experience demonstrates that our ASP-based product fits the healthcare industry well since it facilitates predictability of training costs, reduces capital outlays, and reduces the demands for in-house technology resources due to hosting by HealthStream.

Services to pharmaceutical and medical device companies

HealthStream has historically provided services to seven of the top ten pharmaceutical companies and eight of the top ten medical device companies. We have an opportunity to expand our revenues by further developing these relationships. During 2000, we provided services to these customers in the form of content and courseware development, event development and registration services, Web cast events and course sponsorship.

We provide pharmaceutical and medical device companies with content and courseware development and conversion services. Many pharmaceutical and medical device manufacturers provide their employees or customers with interactive training. We have full-service capabilities to convert existing course materials to a Web-enabled format or develop custom courseware for our customers through a dedicated development group. In some cases, these services include development and sales of materials distributed on CD-ROMs. Pricing for these services is based on time and efforts of the personnel involved.

HealthStream offers event development and registration services. These services include development of course agendas, coordination of subject matter experts, preparation of course materials, and registration of attendees. Development services are based on the size of the event, number of attendees and other factors. Pricing for registration services is based on the size of the event or a percentage of the registration value.

Our Web cast events offer both live and archived Web casts of medical procedures, thought-leader discussions, and other events in a cost effective manner to facilitate provision of continuing education. These Web cast events typically consist of the presentation of an edited streaming video of a lecture by a leading physician in the field and may include a demonstration of a new procedure or technique followed by a live discussion. In addition, our Web cast events may be followed by other interactive courseware or other continuing education opportunities. The Web cast event may be supported by an educational grant by a pharmaceutical or medical device company. Fees or the amount of the grant for Web cast events vary based on the scope of the event, the target audience, publicity services provided and other peripheral services related to the event.

Course sponsorship arrangements can be based on an individual course provided tuition-free to all participants or can be based on providing a broad audience access to a full array of courseware across our distribution partner network for a specific period of time. Pricing for sponsorship arrangements is typically based on the size of the target audience, the content involved and the duration of the sponsorship.

Sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors as a result of drug and product introductions and budget cycles for such companies.

ACQUISITIONS

HealthStream has made seven acquisitions over the past two years and has focused on acquisitions that add products or services, increase our customer base, or provide enabling technologies that are complementary to our existing business. We believe we can recognize economies of scale by making acquisitions in markets in which we already have a presence. In addition, we look to expand our product and service offerings by leveraging products that can operate on our existing technology platform. Acquisitions completed during the last two years, all of which were accounted for using the purchase method of accounting, are as follows: SilverPlatter Education, Inc. in July 1999 ("SilverPlatter"); KnowledgeReview, LLC ("KnowledgeReview") in January 2000; Quick Study, Inc. ("Quick Study") in January 2000; Multimedia Marketing, Inc. d/b/a m3 the Healthcare Learning Company ("m3") in January 2000; Emergency Medicine Internetwork, Inc. d/b/a EMInet ("EMInet") in January 2000; Education Design, Inc. ("Education Design") in July 2000; and SynQuest Technologies, Inc. ("SynQuest") in September 2000. For additional information regarding recent acquisitions, please see Note 2 of the Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS

We provide our training and education solutions to customers across a broad range of entities within the healthcare industry including hospital organizations (including government entities), pharmaceutical and medical device companies. The following is a partial list of customers that have purchased or contracted for products and services from HealthStream:

Healthcare Organizations                             Pharmaceutical Companies
---------------------------                          ------------------------
HCA-the Healthcare Company                           Pfizer
Cox Health Systems                                   Merck
North Atlantic Regional Medical Command              AstraZeneca


                            Medical Device Companies
                            ------------------------
                            GE Medical Systems
                            Johnson & Johnson
                            Medtronic
                            Boston Scientific

SALES, MARKETING, AND CUSTOMER SUPPORT

HealthStream markets its learning solutions primarily through its direct sales force. As of December 31, 2000, HealthStream's sales force consisted of approximately forty employees based at its corporate headquarters in Nashville, Tennessee and at other locations in Colorado, Massachusetts, North Carolina and Texas as well as remote sales offices. These employees include direct and inside sales professionals as well as program managers. The program managers are responsible for live event services and work to develop the existing relationships with pharmaceutical and medical device companies. Our direct sales organization is divided into two groups: one is focused on healthcare organizations and the other on sales to pharmaceutical and medical device companies. The inside sales force supports the direct sales force by helping field initial inquiries, qualify sales leads, prepare proposals, and prepare sales contracts. The Company anticipates minor growth in the sales force during 2001.

HealthStream conducts a variety of marketing programs to promote HealthStream's products and services, including direct mail, advertising, trade shows, public relations and distribution of literature. We also focus on leveraging our marketing efforts through co-branding arrangements with our partners.

We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services, and recurring sales is dependent on the strength of our customer service and operations team. Our customer service team consists of a total of approximately thirty employees located in our offices in Nashville, North Carolina and Texas. We provide customer support to end users through a toll-free telephone line. Our representatives are trained to understand our philosophy and corporate culture and our specific sales, marketing and support issues. We believe our customer service department will decrease in size due to the consolidation of the customer service functions as well as the consolidation of operating platforms.

In addition, we have five additional personnel responsible for implementation of ASP customers and three individuals responsible for maintaining relationships with distribution partners. We expect that our ASP implementation department will increase in size in 2001 as we continue to grow our ASP customer base.

TECHNOLOGY MANAGEMENT

Our technology infrastructure is based on an open architecture designed to be secure, reliable and expandable. Our software is a combination of proprietary applications, third party database software and operating systems that support acquisition and conversion of content, management of that content, publication of our Web sites, downloads of courseware, registration and tracking of users and reporting of information for both internal and external use. We have designed this infrastructure to allow each component to be independently scaled, usually by purchasing additional readily available hardware and software components.

Our client-server training and administrative software has become the application and foundation for our online training and continuing education solution. This learning system is a scalable computer managed instruction system that delivers interactive courses. Users and administrators may obtain detailed reports on information ranging from user training history to content effectiveness. By automating knowledge delivery and tracking training for every user, the system both improves knowledge distribution and reduces training overhead.

Our network infrastructure, Web site and servers delivering our services are hosted by a third party provider. Our provider maintains suitable environmental conditions and multiple back up power sources and network connections. Our provider provides its hosting and connectivity services on high-quality Hewlett-Packard servers and Cisco routers. Our provider's hosting center is connected to the Internet through high-speed fiber optic circuits. Monitoring of all servers, networks and systems is performed on a continuous basis. Through our provider, we employ numerous levels of firewall systems to protect our databases, customer information and content library. Backups of all databases, data and content files are performed on a daily basis. Data back-up tapes are archived at a remote location on a weekly basis. During 2000 PSINet provided hosting and connectivity services. During 2001, we began utilizing Exodus as our provider of hosting and connectivity services. Exodus' operations are substantially similar to PSINet.


COMPETITION

The healthcare education industry is highly fragmented, varies significantly in delivery methods (i.e., written materials, live events, video and CD-ROM products and online products), has historically shown an inability to measure outcomes or results, and is composed of a wide variety of entities competing for customers. The sheer volume of healthcare information available to satisfy continuing education needs, rapid advances in medical developments, and the time constraints that healthcare professionals face make it difficult to quickly and efficiently access the continuing education content most relevant to an individual's practice or profession. Historically, healthcare professionals have received continuing education and training through offline publications, such as medical journals and CD-ROMs, and by attending conferences and seminars. In addition, other healthcare workers and pharmaceutical and medical device manufacturers' sales and internal regulatory personnel usually fulfill their education and training needs through instructor-led programs from external vendors or internal training departments. While these approaches satisfy the ongoing requirements, they are limited in that they are typically costly and inconvenient. In addition, such live courses are often limited in the breadth of offerings and do not provide a method for tracking the results of training. The related results of these traditional methods, both from a business and compliance standpoint, are difficult to track and measure.

HealthStream believes there are no competitors that currently offer comprehensive e-learning solutions that are directly comparable to our services for the healthcare industry. HealthStream believes that its solutions, which include products and services that facilitate training for healthcare professionals, a wide assortment of content, a mechanism for measuring results, and the ability to provide all services on a single platform over the Internet, provide us with a competitive advantage. HealthStream believes that the principal competitive factors affecting the marketing of e-learning services to the healthcare industry include:

         - features of the e-learning product, including reporting, management functionality, scalability, and the ability to track utilization and results;

         - scope and variety of e-learning content available including mandated content for OSHA and JCAHO requirements as well as the ability of entities to add their own Web-enabled content;

         - scope and quality of professional services offered, including training and the expertise and technical knowledge of the providers' employees;

         -        pricing;

         -        customer service and support;

         -        effectiveness of sales and marketing efforts; and

         -        company reputation.

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

The Internet

The laws and regulations that govern our business change rapidly. The United States government and the governments of some states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

- Privacy Law. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use, confidentiality and disclosure of personal information could limit our ability to collection information, use the information in our databases, or derived from other sources, to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation.

- Encryption Laws. Many copyright owner associations have lobbied the federal government for laws requiring copyrighted materials transmitted over the Internet to be digitally encrypted in order to track rights and prevent unauthorized use of copyrighted materials. If these laws are adopted, we may incur substantial costs to comply with these requirements or change the way we do business.

- Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us violates these regulations.

- Sales and Use Tax. Through December 31, 2000, we collected sales, use or other taxes on taxable transactions in all states in which we have employees. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet. The enactment of any additional laws or regulations may impede the growth of the Internet, which could decrease our potential revenues or otherwise harm our business, financial condition and operating results.

Laws and regulations directly applicable to e-commerce and Internet communications are becoming more prevalent. The most recent session of Congress enacted Internet laws regarding online copyright infringement. Although not yet enacted, Congress is considering laws regarding Internet taxation. These are recent enactments, and there is uncertainty regarding their marketplace impact.

Regulation of Continuing Education for Healthcare Professionals

Allied Disciplines. Various allied health professionals are required to obtain continuing education to maintain their licenses. For example, emergency medical services personnel may be required to acquire up to 20 continuing education hours per year. These requirements vary by state and depend on the classification of the employee.

Occupational Safety and Health Administration. OSHA regulations require employers to provide training to employees to minimize the risk of injury from various potential workplace hazards. Employers in the healthcare industry are required to provide training with respect to various topics including bloodborne pathogens exposure control, laboratory safety and tuberculosis infection control. OSHA regulations require employers to keep records of their employees' completion of training with respect to these workplace hazards.

Joint Commission on Accreditation of Healthcare Organizations. The JCAHO imposes continuing education requirements on physicians that relate to each physician's specific staff appointments. In addition, the JCAHO mandates that employers in the healthcare industry provide certain workplace safety and patient interaction training to employees. JCAHO required training may include programs on infection control, patient bill of rights, radiation safety and incident reporting. Healthcare organizations are required to provide and document training on these topics to receive JCAHO accreditation.

CE. State nurse practice laws are usually the source of authority for establishing the state board of nursing, which then establishes the state's CE requirements for professional nurses. The continuing education units programs are accredited by the American Nurses Credentialing Center Commission on Accreditation and/or the state board of nursing. CE requirements vary widely from state to state. Twenty-nine states require some form of CE in order to renew a nurse's license. In some states, the CE requirement only applies to re-licensure of advance practice nurses or additional CEs may be required of this category of nurses. On average, 12 to 15 CEs are required annually, with reporting generally on a bi-annual basis.

CME. State licensing boards, professional organizations and employers require physicians to certify that they have accumulated a minimum number of continuing medical education hours to maintain their licenses. Generally, each state's medical practice laws authorize the state's board of medicine to establish and track CME requirements. Thirty-four state medical licensing boards currently have CME requirements. The number of CME hours required by each state ranges up to 50 hours per year. Other sources of CME requirements are state medical societies and practice specialty boards. The failure to obtain the requisite amount and type of CME could result in non-renewal of the physician's license to practice medicine and/or membership in a medical or practice specialty society. The American Medical Association's, or AMA's, Physician Recognition Award, or PRA, is the most widely recognized certificate for recognizing physician completion of a CME course. The AMA classifies continuing education activities as either category 1, which includes formal CME programs, or category 2, which includes most informal activities. Sponsors want to designate CME activities for AMA PRA category 1 because this has become the benchmark for quality in formally organized educational programs. Almost all agencies nationwide that require CME participation specify AMA PRA category 1 credit. Only institutions and organizations accredited to provide CME can designate an activity for AMA PRA category 1 credit or AMA PRA category 2 credit. The Accreditation Council on Continuing Medical Education, or ACCME, is responsible for the accreditation of medical schools, state medical societies, and other institutions and organizations that provide CME activities for a national or regional audience of physicians. Only institutions and organizations are accredited. The ACCME and state medical societies do not accredit or approve individual activities. State medical societies, operating under the aegis of the ACCME, accredit institutions and organizations that provide CME activities primarily for physicians within the state or bordering states.

The U.S. Food and Drug Administration and the Federal Trade Commission

Current FDA and FTC rules and enforcement actions and regulatory policies or those that the FDA or the FTC may develop in the future could have a material adverse effect on our ability to provide existing or future applications or services to our end users or obtain the necessary corporate sponsorship to do so. The FDA and the FTC regulate the form, content and dissemination of labeling, advertising and promotional materials, including direct-to-consumer prescription drug and medical device advertising, prepared by, or for, pharmaceutical, biotechnology or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, regulated companies must limit their advertising and promotional materials to discussions of the FDA-approved claims and, in limited circumstances, to a limited number of claims not approved by the FDA. Therefore, any information that promotes the use of pharmaceutical or medical device products that is presented with our service is subject to the full array of the FDA and FTC requirements and enforcement actions. We believe that banner advertisements, sponsorship links, and any educational programs that lack independent editorial control that we may present with our service could be subject to FDA or FTC regulation. While the FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on the advertiser, if the FDA or FTC finds that any regulated information presented with our service violates FDA or FTC regulations, they may take regulatory action against us or the advertiser or sponsor of that information. In 1996, the FDA announced it would develop a guidance document expressing a broad set of policies dealing with the promotion of pharmaceutical, biotechnology, and medical device products on the Internet. Although the FDA has yet to issue that guidance document, agency officials continue to predict its eventual release. The FDA guidance document may reflect new regulatory policies that more tightly regulate the format and content of promotional information on the Internet.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

We obtain a portion of our content under license agreements with publishers or authors, through assignments or work for hire arrangements with third parties and from internal staff development. We require our content partners to represent and warrant that their content does not infringe on any third-party copyrights and that they have the right to provide their content and have obtained all third-party consents necessary to do so. Some of our content partners also agree to indemnify us against liability we might sustain due to the content they provide.

To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties and license agreements with consultants, vendors and customers. We own the federal trademark registrations for the marks "HEALTHSTREAM", "TRAINING NAVIGATOR", and "T.NAV."

OUR EMPLOYEES

As of December 31, 2000 we employed 227 persons. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.

EXECUTIVE OFFICERS

The following is a brief summary of the business experience of each of the executive officers of the Company. Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

NAME                                AGE                POSITION
----                                ---                --------
Robert A. Frist, Jr.                34                 Chief Executive Officer, President and Chairman of the Board of Directors
Arthur E. Newman                    52                 Senior Vice President and Chief Financial Officer
Michael Pote                        39                 Senior Vice President
Fred Perner                         47                 Senior Vice President
Scott Portis                        34                 Vice President of Technology
Stephen Clemens                     36                 Vice President of Product Development
Robert H. Laird, Jr.                33                 Vice President, General Counsel and Secretary
Susan A. Brownie                    36                 Vice President of Finance and Corporate Controller
Jeffrey L. McLaren                  34                 Vice Chairman of the Board of Directors

Robert A. Frist, Jr., one of our co-founders, has served as our chief executive officer and chairman of the board of directors since 1990. Mr. Frist serves on the board of directors of Passport Health Communications, an online health insurance verification provider and HealthLeaders, Inc., a healthcare publisher. He graduated with a Bachelor of Science in business with concentrations in finance, economics and marketing from Trinity University. Mr. Frist is the brother-in-law of Scott Portis, our vice president of technology.

Arthur E. Newman has served as our chief financial officer and senior vice president since January 2000. From April 1990 to August 1999, Mr. Newman served as executive vice president overseeing finance, human resources, information systems and customer service and fulfillment for Lippincott, Williams and Wilkins, formerly Waverly, Inc., a publicly traded medical sciences publisher. In May 1998, Waverly was acquired by Wolters Kluwer and merged with Wolters Kluwer's existing U.S. based medical publisher, Lippincott-Raven Publishers. From August 1999 to January 2000, Mr. Newman served as the chief technology officer for Wolters Kluwer's scientific, technical and medical companies consisting of five separate units. Mr. Newman holds a Bachelor of Science in chemistry from the University of Miami and a Masters of Business Administration from Rutgers University.

Michael Pote has served as our senior vice president since August 1997. From January 1996 to August 1997, Mr. Pote served as vice president of Columbia Health Care Network, a managed care contractor. From August 1994 to June 1996, Mr. Pote served as vice president and administrator for Centennial Medical Center. Mr. Pote received a Bachelor of Science and a Masters of Science from Syracuse University.

Fred Perner has served as senior vice president since November 2000 and senior director from July 2000 to November 2000. From January 1999 until the June 2000, Mr. Perner served as president of Education Design, Inc., a company acquired by HealthStream in July 2000. Mr. Perner served as corporate director of marketing for the Association of periOperative Registered Nurses from 1996 to 1999. Mr. Perner holds a Bachelor of Science in General Management and a Masters in Business Administration from Indiana University. Mr. Perner also holds a J.D. from the University of Denver College of Law.

Scott Portis has served as our vice president of technology since 1994. Mr. Portis worked for Electronic Data Systems, a provider of systems integration services, as an engineering systems engineer in the expert systems and artificial intelligence divisions, from 1990 to 1994. He has a Bachelor of Science in computer engineering from Auburn University. Mr. Portis is the brother-in-law of Robert A. Frist, Jr. our chief executive officer, president and chairman of the board.

Stephen Clemens has served as our vice president of product development since October 1997. From July 1994 to May 1997, Mr. Clemens served as president of Copernican Systems, Inc., a software and consulting firm. He holds a Bachelor of Science in finance from the University of Tennessee and a Masters of Business Administration from the Owen School of Management at Vanderbilt University.

Robert H. Laird, Jr. has served as our vice president and general counsel since March 1997 and secretary since October 1999. Mr. Laird also served as our director of finance from March 1997 until November 1999. He holds a Bachelor of Arts in English from Tulane University, a J.D. from the University of Tennessee College of Law and a Masters of Business Administration from the University of Tennessee. Prior to attending graduate school from 1993 to 1996, Mr. Laird was employed by CIGNA employee benefits, an insurance organization, in contracts administration from 1991 to 1993.

Susan A. Brownie has served as our vice president of finance and corporate controller since November 1999. From August 1986 until 1999, Ms. Brownie worked for KPMG LLP, a public accounting and consulting firm, most recently as a senior manager. She holds a Bachelor of Business Administration from the College of William and Mary.

Jeffrey L. McLaren, one of our co-founders, served as our president and as one of our directors from 1990 through November 2000 and as our chief product officer from 1999 through November 2000. Mr. McLaren currently serves as our vice chairman. He graduated from Trinity University with a Bachelor of Arts in both business and philosophy.

RISK FACTORS

We believe that the risks and uncertainties described below and elsewhere in this document are the principal material risks facing our company as of the date of this report. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of the following risks.

RISKS RELATED TO OUR BUSINESS MODEL.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

Although we were incorporated in 1990, we did not initiate our online operations until March 1999. As a result, we have only a limited operating history on which you can base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets like ours. Our failure to successfully address these risks and uncertainties could have a material adverse effect on our financial condition. Some of these risks and uncertainties relate to our ability to:

         -        attract and maintain a large base of customers;

         - develop our infrastructure, including additional hardware and software, customer support, personnel and facilities, to support our business;

         - develop and introduce desirable services and compelling content;

         - establish and maintain strategic relationships with content and distribution partners;

         - establish and maintain relationships with sponsors and advertisers; and

         - respond effectively to competitive and technological developments.

VARIABILITY AND LENGTH OF OUR SALES CYCLE FOR OUR PRODUCTS AND SERVICES AS WELL AS OUR PRODUCT MIX MAY MAKE OUR OPERATING RESULTS UNPREDICTABLE AND VOLATILE.

The period from our initial contact with a potential customer and the first purchase of our solution by the customer typically ranges from three to nine months, and in some cases has extended much further. In addition the revenue recognition policies for sales of ASP and other services vary significantly from our installed products. As a result of both of these factors, we have only limited ability to forecast the timing and type of sales. This, in turn, makes it more difficult to predict quarterly financial performance.

FAILURE TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS AND INFRASTRUCTURE COULD DISRUPT OUR OPERATIONS AND PREVENT US FROM GENERATING THE REVENUES WE EXPECT.

We currently are experiencing a period of expansion in our end user traffic, personnel, facilities and infrastructure. Our number of employees more than doubled between December 31, 1999 and December 31, 2000. In addition, we anticipate a rapid expansion in end user traffic on our Web site and the co-branded Web sites we operate with our distribution partners. To manage our growth, we must successfully implement, constantly improve and effectively utilize our operational and financial systems. We must also maintain and strengthen the breadth and depth of our current strategic relationships while rapidly developing new relationships. Our existing or planned operational and financial systems may not be sufficient to support our growth, and our management may not be able to effectively identify, manage and exploit existing and emerging market opportunities. If we do not adequately manage our potential growth, our business will suffer.

THE MARKET FOR ONLINE TRAINING AND CONTINUING EDUCATION IN THE HEALTHCARE INDUSTRY IS NEW AND RAPIDLY EVOLVING.

Uncertainty as to the level of demand and market acceptance for online training and continuing education in the healthcare industry exposes us to a high degree of risk. We cannot assure you that the healthcare community will completely adopt online training and continuing education as a replacement for, or alternative to, traditional sources of training and continuing education. Market acceptance of online training and continuing education depends upon continued growth in the use of the Internet generally and, in particular, as a source of continuing education services. If the market for online training and continuing education fails to develop, develops more slowly than expected, becomes saturated with competitors, or services do not achieve or sustain market acceptance, our business will suffer.

HEALTHSTREAM MAY NOT BE ABLE TO MAINTAIN ITS COMPETITIVE POSITION AGAINST CURRENT AND POTENTIAL COMPETITORS, ESPECIALLY THOSE WITH SIGNIFICANTLY GREATER FINANCIAL, MARKETING, TECHNICAL AND OTHER RESOURCES.

Several of HealthStream's competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than HealthStream, and several of the larger e-learning companies have announced their intentions to enter the healthcare e-learning market. These companies may be able to respond more quickly than HealthStream to new or changing opportunities, technologies, standards or customer requirements. In addition, if such competitors were to offer a complete e-learning solution to the healthcare industry, HealthStream's competitive position could be adversely affected.

WE MAY BE UNABLE TO IMPLEMENT OUR GROWTH STRATEGY, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND COMPETITIVE POSITION IN THE INDUSTRY.

Our business strategy includes increasing our market share and presence through strategic acquisitions that complement or enhance our business, and we have recently consummated a number of acquisitions involving multiple remote offices. We do not have substantial experience in completing and integrating large acquisitions or multiple simultaneous acquisitions. In addition, we do not have experience operating multiple remote offices. We may have difficulty integrating the operations and realizing the results of these recently completed acquisitions. We may not be able to identify, complete, or integrate the operations or realize the anticipated results of future acquisitions. Some of the risks that we may encounter in implementing our acquisition growth strategy include:

         - expenses, delays and difficulties of integrating the acquired company into our existing organization;

         - diversion of management's attention from other business matters;

         - expenses associated with and difficulties in identifying potential targets and the costs associated with acquisitions that are not completed;

         - expenses of amortizing the acquired company's intangible assets;

         - adverse impact on our financial condition due to the timing of the acquisition; and

         - expenses of any undisclosed or potential liabilities of the acquired company.

If any of these risks are realized, our business could suffer.

OUR FUTURE SUCCESS DEPENDS, IN PART, ON REVENUES FROM SPONSORSHIPS, AND THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET SPONSORSHIP IS UNCERTAIN.

We plan to derive significant revenues from sponsorships in conjunction with our online training and continuing education services. The market for corporate sponsorship on the Internet is new and rapidly evolving. Many sponsors have limited experience with Internet sponsorship, and may ultimately conclude that Internet sponsorships are not effective relative to traditional sponsorship opportunities. As a result, the market for sponsorship on the Internet may not continue to emerge or become sustainable. This makes it difficult to project our future sponsorship revenues and rates. If the market for Internet sponsorship fails to develop or develops more slowly than we expect, our business will suffer.

WITHOUT THE CONTINUED DEVELOPMENT AND MAINTENANCE OF THE INTERNET AND THE AVAILABILITY OF INCREASED BANDWIDTH TO CONSUMERS, OUR BUSINESS MAY NOT SUCCEED.

Given the online nature of our business, without the continued development and maintenance of the Internet infrastructure, we could fail to meet our overall strategic objectives and ultimately fail to generate the user traffic and revenues we expect. This continued development of the Internet includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products for providing reliable Internet access and services. Because commerce on the Internet and the online exchange of information is new and evolving, we cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term. The success of our business will rely on the continued improvement of the Internet as a convenient and efficient means of information and content distribution.

Our business depends on the ability of our end users to access and use our courseware, as well as to conduct commercial transactions with us, without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and access to our Web sites. Our penetration of a broader consumer market will depend, in part, on continued proliferation of high speed Internet access. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increased users or bandwidth requirements may impair the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of continuing education and training.

The infrastructure and complementary products or services necessary to make the Internet a viable educational media and commercial marketplace for the long term may not be developed successfully or in a timely manner. Even if these products or services are developed, the Internet may not become a viable educational medium and commercial marketplace for the services that we offer.


WE MAY BE UNABLE TO MAINTAIN OUR EXISTING RELATIONSHIPS WITH OUR DISTRIBUTION PARTNERS OR TO BUILD NEW RELATIONSHIPS WITH OTHER DISTRIBUTION PARTNERS.

If we are not successful in developing and enhancing our relationships with distribution partners, we could become less competitive and our revenues could decline. We formed our existing relationships recently, and our distribution partners may not view their relationships with us as significant to the success of their business. As a result, they may reassess their commitment to us or decide to compete directly with us in the future. We generally do not have agreements that prohibit our distribution partners from competing against us directly or from contracting with our competitors. Arrangements with our distribution partners generally do not establish minimum performance requirements, but instead rely on the voluntary efforts of our distribution partners. As a result, these relationships may not be successful. Certain agreements with distribution partners may require guaranteed royalty payments. We cannot assure you that we will be able to generate sufficient revenues to recoup the minimum payments that we are obligated to pay our distribution partners. The failure to do so would have a material adverse effect on our results of operations.


PROTECTION OF CERTAIN PROPRIETARY TRADEMARKS AND DOMAIN NAMES MAY BE DIFFICULT AND COSTLY.

Despite protection of certain proprietary trademarks and domain names, a third party could, without authorization, copy or otherwise appropriate our content or other information from our database. Our agreements with employees, consultants and others who participate in development activities could be breached. We may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in those jurisdictions. We currently hold several domain names. The legal status of intellectual property on the Internet is currently subject to various uncertainties. The current system for registering, allocating and managing domain names has been the subject of litigation and proposed regulatory reform. Additionally, legislative proposals have been made by the federal government that would afford broad protection to owners of databases of information, such as stock quotes. This protection of databases already exists in the European Union. There have been substantial amounts of litigation in the computer and online industries regarding intellectual property assets. Third parties may claim infringement by us with respect to current and future products, trademarks or other proprietary rights, and we may counterclaim against such parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, divert management's attention, cause product release delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition and operating results. Such royalty and licensing agreements may not be available on terms acceptable to us, if at all.

FINANCIAL RISKS

WE MAY NOT BE ABLE TO FORECAST OUR REVENUES ACCURATELY BECAUSE WE HAVE A LIMITED OPERATING HISTORY.

As a result of our limited operating history, we do not have historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations. We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicators of future performance. In addition, our operating results may vary substantially. The actual effect of these factors on the price of our stock, however, will be difficult to assess due to our limited operating history. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors, and the trading price of our common stock may decline.

WE EXPECT NET LOSSES IN THE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

In 2000, we had a net loss of approximately $20.3 million. At December 31, 2000, our accumulated deficit was $29.2 million. We expect substantial net losses and negative cash flow through at least 2001. With increased expenses, we will need to generate significant additional revenues in order to achieve profitability. As a result, we may never achieve or sustain profitability.

OUR REVENUE RECOGNITION IS DEPENDENT UPON ACHIEVEMENT OF CERTAIN EVENTS, AND OUR INABILITY TO RECOGNIZE REVENUE IN ACCORDANCE WITH OUR EXPECTATIONS WILL HARM OUR OPERATING RESULTS.

In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include completion and acceptance by our customers of developed content and courseware and utilization of courseware both in connection with sponsorships and subscription ASP arrangements. While our customer contracts have not historically provided for minimum levels of participant registration or course completion, customer requirements may demand such contract features in the future. Further, delivery of customer-specific data is required for us to implement customers on our ASP platform. Accordingly, if customers do not provide us with the specified information in a timely manner, our ability to recognize revenues will be delayed, which could harm our operating results.

WE MAY NOT BE ABLE TO MEET OUR STRATEGIC BUSINESS OBJECTIVES UNLESS WE OBTAIN ADDITIONAL FINANCING, WHICH MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL.

The net proceeds of our initial public offering, or IPO, and the preceding private offerings of our common and preferred stock, together with our current cash reserves, are expected to be sufficient to meet our cash requirements through at least 2001. However, we may need to raise additional funds in order to:

         - acquire complementary businesses, technologies, content or products;

         -        finance working capital requirements;

         -        develop or enhance existing services or products;

         -        respond to competitive pressures;

         - sustain content, distribution and development partner relationships; or

         -        maintain required infrastructure to support our business.

At December 31, 2000, we had approximately $41.5 million in cash, cash equivalents, restricted cash, investments and related interest receivable. In addition, we have fixed commitments of approximately $302,000 in 2001 and other variable payments will be due based on revenues and certain milestones related to agreements with content, distribution and development partners. These commitments may increase over time as a result of competitive pressures. We expect to incur approximately $3.0 to $5.0 million of capital expenditures during 2001 to support our business. We expect operating losses and negative cash flows to continue through at least 2001. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, and these securities may have rights, preferences or privileges senior to those of our shareholders.

REVENUES FROM CONTENT DEPEND, IN PART, ON OUR OBTAINING PROPER OWNERSHIP AND DISTRIBUTION RIGHTS FROM OUR CONTENT PARTNERS.

Most of our agreements with content providers are for initial terms of one to three years. The content partners may choose not to renew their agreements with us or may terminate the agreements early if we do not fulfill our contractual obligations. If a significant number of our content providers terminate or fail to renew their agreements with us on acceptable terms, it could result in a reduction in the number of courses we are able to distribute and decreased revenues. Most of our agreements with our content partners are also non-exclusive, and our competitors offer, or could offer, training and continuing education content that is similar to or the same as ours. If publishers and authors, including our current content partners, offer information to users or our competitors on more favorable terms than those offered to us or increase our license fees, our competitive position and our profit margins and prospects could be harmed. In addition, the failure by our content partners to deliver high-quality content and to continuously upgrade their content in response to user demand and evolving healthcare advances and trends could result in user dissatisfaction and inhibit our ability to attract users.

RISKS RELATED TO SALES, MARKETING AND COMPETITION

WE EXPECT COMPETITION TO INCREASE SIGNIFICANTLY IN THE FUTURE WHICH COULD REDUCE OUR REVENUES, POTENTIAL PROFITS AND OVERALL MARKET SHARE.

The market for traditional and online training and continuing education services is competitive. Barriers to entry on the Internet are relatively low, and we expect competition to increase significantly in the future. We face competitive pressures from numerous actual and potential competitors, both online and offline, many of which have longer operating histories, greater brand name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. We cannot assure you that online training and continuing education services provided by our existing and potential competitors will not be perceived by the healthcare community as being superior to ours.

IF WE FAIL TO COLLECT ACCURATE AND USEFUL DATA ABOUT OUR END USERS, POTENTIAL SPONSORS MAY NOT SUPPORT OUR SERVICES, WHICH MAY RESULT IN REDUCED SPONSORSHIP REVENUES.

We plan to use data about our end users to expand, refine and target our marketing and sales efforts. We collect most of our data from end users who report information to us as they register for courses on our Web site, or our distribution partners' Web sites. If a large proportion of users are unwilling to provide data or if they falsify data, our marketing and sales efforts would be less effective since sponsors generally require detailed demographic data on their target audiences. In addition, laws relating to privacy and the use of the Internet to collect personal information could limit our ability to collect data and utilize our database. Failure to collect accurate and useful data could result in a substantial reduction in sponsorship revenues.

RISKS RELATED TO OPERATIONS

WE MAY BE UNABLE TO ADEQUATELY DEVELOP OUR SYSTEMS, PROCESSES AND SUPPORT IN A MANNER THAT WILL ENABLE US TO MEET THE DEMAND FOR OUR SERVICES.

We have provided our online products and services for less than two years and continue to develop our ability to provide our courses and education management systems on both a subscription and transactional basis over the Internet. Our future success will depend on our ability to develop effectively the infrastructure, including additional hardware and software, and implement the services, including customer support, necessary to meet the demand for our services. In the event we are not successful in developing the necessary systems and implementing the necessary services on a timely basis, our revenues could be adversely affected, which would have a material adverse effect on our financial condition. In addition, in February 2000, we entered into a four-year agreement with HCA - The Healthcare Company (HCA), formerly known as Columbia/HCA Healthcare Corporation, to provide our ASP services. HCA currently represents the majority of our ASP business. HCA has the right to terminate this agreement if we fail to deliver the required services under this agreement on a timely basis. A termination of our agreement with HCA would have a material adverse effect on our business as well as our ability to secure other large customers for these services.

OUR BUSINESS OPERATIONS COULD BE SIGNIFICANTLY DISRUPTED IF WE LOSE MEMBERS OF, OR FAIL TO INTEGRATE, OUR MANAGEMENT TEAM.

Our future performance will be substantially dependent on the continued services of our management team and our ability to retain and motivate them. The loss of the services of any of our officers or senior managers could harm our business, as we may not be able to find suitable replacements. We do not have employment agreements with any of our key personnel, other than our chief executive officer, and we do not maintain any "key person" life insurance policies.

WE MAY NOT BE ABLE TO HIRE AND RETAIN A SUFFICIENT NUMBER OF QUALIFIED EMPLOYEES AND, AS A RESULT, WE MAY NOT BE ABLE TO GROW AS WE EXPECT OR MAINTAIN THE QUALITY OF OUR SERVICES.

Our future success will depend on our ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for engineers, Web designers and sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. We have experienced difficulty in the past hiring qualified personnel in a timely manner for these positions. The pool of qualified technical personnel, in particular, is limited in Nashville, Tennessee, which is where our headquarters are located. We will need to maintain the size of our staff to support our anticipated growth, without compromising the quality of our offerings or customer service. Our inability to locate, hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our services.

WE MUST CONTINUE TO UPGRADE OUR TECHNOLOGY INFRASTRUCTURE, OR WE WILL BE UNABLE TO EFFECTIVELY MEET DEMAND FOR OUR SERVICES.

We must continue to add hardware and enhance software to accommodate the increased content in our library and increased use of our as well as our distribution partners' Web sites. In order to make timely decisions about hardware and software enhancements, we must be able to accurately forecast the growth in demand for our services. This growth in demand for our services could be difficult to forecast and the potential audience for our services is large. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our systems may become unstable and may fail to operate for unknown periods of time. Unscheduled downtime could harm our business and also could discourage current and potential end users and reduce future revenues.

OUR DATA AND WEB SERVER SYSTEMS MAY STOP WORKING OR WORK IMPROPERLY DUE TO NATURAL DISASTERS, FAILURE OF THIRD-PARTY SERVICES AND OTHER UNEXPECTED PROBLEMS.

An unexpected event like a power or telecommunications failure, fire, flood or earthquake at our on-site data facility or at our Internet service providers' facilities could cause the loss of critical data and prevent us from offering our services. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our Web server and network systems and connect us to the Internet. The failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems.

WE MAY LOSE USERS AND LOSE REVENUES IF OUR ONLINE SECURITY MEASURES FAIL.

If the security measures that we use to protect personal information are ineffective, we may lose users of our services, which could reduce our revenues. We rely on security and authentication technology licensed from third parties. With this technology, we perform real-time credit card authorization and verification. We cannot predict whether these security measures could be circumvented by new technological developments. In addition, our software, databases and servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to spend significant resources to protect against security breaches or to alleviate problems caused by any breaches. We cannot assure you that we can prevent all security breaches.

RISKS RELATED TO GOVERNMENT REGULATION, CONTENT AND INTELLECTUAL PROPERTY

GOVERNMENT REGULATION MAY REQUIRE US TO CHANGE THE WAY WE DO BUSINESS.

The laws and regulations that govern our business change rapidly. The United States government and the governments of states and foreign countries have attempted to regulate activities on the Internet. Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, content regulation and sales and use tax laws and regulations. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. See "Business - Government Regulation of the Internet and the Healthcare Industry" for a more complete discussion of these laws and regulations.

WE MAY BE LIABLE TO THIRD PARTIES FOR CONTENT THAT IS AVAILABLE FROM OUR ONLINE LIBRARY.

We may be liable to third parties for the content in our online library if the text, graphics, software or other content in our library violates copyright, trademark, or other intellectual property rights, our content partners violate their contractual obligations to others by providing content to our library or the content does not conform to accepted standards of care in the healthcare profession. We may also be liable for anything that is accessible from our Web site or our distribution partners' Web sites through links to other Web sites. We attempt to minimize these types of liabilities by requiring representations and warranties relating to our content partners' ownership of, the rights to distribute as well as the accuracy of their content. We also take necessary measures to review this content ourselves. Although our agreements with our content partners contain provisions providing for indemnification by the content providers in the event of inaccurate content, we cannot assure you that our content partners will have the financial resources to meet this obligation. Alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management's attention away from our business. See "Business - Intellectual Property and Other Proprietary Rights" for a more complete discussion of the potential effects of this liability on our business.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, AND WE MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

Our business could be harmed if unauthorized parties infringe upon or misappropriate our proprietary systems, content, services or other information. Our efforts to protect our intellectual property through copyright, trademarks and other controls may not be adequate. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others, which could be time consuming and costly. Intellectual property infringement claims could be made against us as the number of our competitors grows. These claims, even if not meritorious, could be expensive and divert our attention from operating our company. In addition, if we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and develop comparable non-infringing intellectual property, to obtain a license or to cease providing the content or services that contain the infringing intellectual property. We may be unable to develop non-infringing intellectual property or obtain a license on commercially reasonable terms, or at all.

ANY REDUCTION IN THE REGULATION OF CONTINUING EDUCATION AND TRAINING IN THE HEALTHCARE INDUSTRY MAY ADVERSELY AFFECT OUR BUSINESS.

Our business model is dependent in part on required training and continuing education for healthcare professionals and other healthcare workers resulting from regulations of state and Federal agencies, state licensing boards and professional organizations. Any change in these regulations that reduce the requirements for continuing education and training for the healthcare industry could harm our business.


ITEM 2.  PROPERTIES

Our principal executive offices are located in Nashville, Tennessee. Our lease for approximately 24,000 square feet at this location expires in 2005. The lease provides for two five-year renewal options. Rent at this location is $17,903 per month through February 2001; $18,204 per month from March 2001 through February 2004; and $16,231 per month from March 2004 through April 2005. We are currently negotiating terms for additional contiguous space at our Nashville headquarters that will increase our total square footage to approximately 34,000.

As a result of our acquisition of SilverPlatter Education, we are leasing approximately 2,600 square feet of office space in Boston, Massachusetts until December 31, 2001. Rent for this space is $5,200 per month. Storage space is leased on a month-to-month basis at the rate of $687 per month.

As a result of our acquisition of EMInet, we are leasing approximately 2,180 square feet of office space in Houston, Texas until September 30, 2001. Rent for this space is $2,180 per month. In February 2001, we entered into an agreement to terminate this agreement for a settlement of approximately $11,000.

As a result of our acquisition of m3, we are leasing approximately 7,500 square feet of office space in Dallas, Texas. The Dallas lease expires on October 31, 2006 and has a monthly rent of $10,000.

As a result of our acquisition of Education Design, we are leasing approximately 8,000 square feet of office space in Denver, Colorado. The Denver lease expires on June 30, 2005 and has monthly rent of $8,049 through June 30, 2001; $8,552 through June 30, 2002; $9,055 through June 30, 2003; $ 9,558 through June 30, 2004 and $10,061 through June 30, 2005.

As a result of our acquisition of SynQuest Technologies, we are leasing approximately 7,500 square feet of office space in Raleigh, North Carolina. The Raleigh lease expires on June 30, 2001 and has monthly rent of $10,783.

ITEM 3.  LEGAL PROCEEDINGS

On November 17, 2000, a complaint was filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis against us, SynQuest Technologies, Inc. and two individual shareholders of SynQuest Technologies. The complaint asserts that HealthStream violated the terms of a licensing agreement entered into between HealthStream and the plaintiff and that HealthStream allegedly failed to pay royalties due to the plaintiff pursuant to the terms of that agreement. The plaintiff also alleges that HealthStream induced SynQuest Technologies to breach a marketing agreement entered into between SynQuest and the plaintiff. Alternatively, the plaintiff alleges that HealthStream, which purchased certain assets of SynQuest, is liable for SynQuest's alleged breach of the marketing agreement pursuant to the legal theory of successor liability. The aggregate damages alleged total approximately $9.0 million. We believe the allegations in the complaint are without merit, intend to defend the litigation vigorously and do not believe this litigation will have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We completed the initial public offering of our common stock on April 10, 2000. Our common stock has been traded on the Nasdaq National Market under the symbol "HSTM" since April 10, 2000. Prior to that date, there was no public market for our common stock and, therefore, no quoted market prices for our common stock are available for the year ended December 31, 1999 or the quarter ended March 31, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market:

                                                                                HIGH          LOW
                                                                               -------      -------
2000
----
Second Quarter (April 11 though June 30, 2000) ...........................     $ 10.13      $ 3.63
Third Quarter.............................................................        5.75        1.88
Fourth Quarter............................................................        2.63        0.75

On March 13, 2001, there were 238 registered holders and approximately 1,950 beneficial holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations.

RECENT SALES OF UNREGISTERED SECURITIES

The Registrant has sold and issued the following unregistered securities since April 10, 2000:

- On July 1, 2000, 184,421 shares of our common stock were issued to Association of Operating Room Nurses, Inc. for an acquisition of the assets of Education Design, Inc. for an aggregate of $1,000,000 under
         Section 4(2) of the Securities Act, in which no public solicitations were made;

- On September 18, 2000, 787,087 shares of our common stock were issued to the shareholders of SynQuest Technologies, Inc. for an acquisition of the assets of SynQuest Technologies, Inc. for an aggregate of $1,672,560 under Section 4(2) of the Securities Act, in which no public solicitations were made;

- On January 26, 2001, 181,250 shares of our common stock were issued to Lippincott William & Wilkins, Inc. for an acquisition of the assets of de'MEDICI Systems, a business unit owned and operated by Lippincott William & Wilkins, Inc., for an aggregate of $300,186 under Section 4(2) of the Securities Act, in which no public solicitations were made.


USE OF PROCEEDS

On April 10, 2000 our Registration Statement on Form S-1 (File No. 333-88939) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, we registered and sold 5,275,000 shares of common stock at a price of $9.00 per share. The managing underwriters were FleetBoston Robertson Stephens, Inc. The aggregate price of the amount offered and sold was $47,475,000. In connection with the issuance and distribution of the securities registered, the Company paid $3,323,250 related to underwriting discounts and commissions and approximately $2,000,000 of other expenses.

The net offering proceeds to the Company after deducting the total expenses noted above were approximately $42,200,000. From the effective date of the Registration Statement through February 28, 2001, we have used approximately $5,900,000 of the net offering proceeds to fund general operating expenses, acquisitions and other working capital needs.

ITEM 6.  SELECTED FINANCIAL DATA

The selected statements of operations data for the three-year period ended December 31, 2000 and the balance sheet data as of December 31, 1999 and 2000 are derived from our financial statements that have been audited by Ernst & Young LLP, our independent auditors, and are included elsewhere in this report. The data for the year ended December 31, 1997 and the balance sheet data as of December 31, 1998 are derived from audited financial statements that are included in our initial filing on Form S-1 (Reg. No. 333-88939). The data for the year ended December 31, 1996 and the balance sheet data at December 31, 1996 are derived from unaudited financial statements that are not included in this filing. You should read the following selected financial data in conjunction with our financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this report.

As discussed in "Acquisitions" elsewhere in this report, HealthStream acquired 7 companies during 1999 and 2000. As a result of these acquisitions, the annual results presented below are not comparable. In addition, revenues may be subject to fluctuations as discussed further in "Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this report. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

                                                                          YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------------
                                                           1996        1997         1998        1999         2000
                                                         -------     -------      -------     -------      -------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues                                                 $   556     $ 1,268      $ 1,716     $ 2,568      $  9,652
Operating costs and expenses:
     Cost of revenues                                        475         870        1,057       2,119         4,146
     Product development                                     142         294          443       2,037         5,639
     Selling, general and administrative expenses            675         875        1,477       2,972        22,540
                                                         -------     -------      -------     -------      --------
          Total operating costs and expenses               1,292       2,039        2,977       7,128        32,325

Loss from operations                                        (736)       (771)      (1,261)     (4,560)      (22,673)
Other income (expense)                                       (43)       (189)        (329)        104         2,388
                                                         -------     -------      -------     -------      --------

Net loss                                                 $  (779)    $  (960)     $(1,590)    $(4,456)     $(20,285)
                                                         =======     =======      =======     =======      ========

Net loss per share - basic and diluted                   $ (0.25)    $ (0.29)     $ (0.49)    $ (1.19)     $  (1.29)
                                                         =======     =======      =======     =======      ========

Weighted average shares of common stock
     outstanding - basic and diluted                       3,069       3,256        3,256       3,757        15,786
                                                         =======     =======      =======     =======      ========

                                                                          YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------
                                                            1996        1997       1998        1999       2000
                                                          -------     -------    -------     -------    -------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                                 $    29     $    84    $    51     $13,632    $ 19,831
Investments - short and long term                              --          --         --          --      20,341
Working capital (deficit)                                    (604)     (1,708)    (2,854)     11,465      26,437
Total assets                                                  540         948      1,153      17,455      70,452
Deferred revenue                                               --         236        323         791       2,764
Long-term debt and capital leases, net of current portion      57          36         32         186         216
Shareholders' equity (deficit)                               (276)     (1,236)    (2,285)     14,190      62,017

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of HealthStream should be read in conjunction with "Selected Financial Data" and HealthStream's Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. HealthStream's actual results may differ significantly from the results discussed and those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those described under "Risk Factors" and elsewhere in this report.

OVERVIEW

HealthStream was originally incorporated in 1990 and initiated online operations in March 1999. The Company developed from a company with an initial focus of providing multimedia tools for information dissemination to a facilitator of training tools for entities in the healthcare industry. Revenues are derived from the following categories: provision of services through our application service provider (ASP) product, content subscriptions, license of installed learning management systems, maintenance and technical support services, content and courseware development, sponsorship services, sales of CD-ROM products, Web cast events, event development and registration services, Web site development, online products and training services. Historically, we have referred to these categories broadly as services distributed through our ASP model and services distributed through our Web distribution network. While our historical results are presented in this format, during 2001, the Company will begin presenting its results classified as either services to healthcare organizations or services to pharmaceutical and medical device companies.

ASP services and content subscriptions are provided on a per person subscription basis for a monthly fee ranging from over $1.00 to more than $6 per month, based on the size of the facility and the content offerings. Contracts range from $5,000 to approximately $400,000 based on the duration of the contract, number of users and content involved. Revenue derived from the provision of services through our ASP products are recognized ratably over the term of the service agreement. The Company also offers training services for ASP users to facilitate integration of this technology. Fees for training are based on the time and efforts of the personnel involved. Other transaction-based online services are provided based on a fee ranging from $5 to $25 per underlying credit hour, or based upon access to a body of content for a defined period of time. Most courses provide one to three credit hours, however, during 2000 we began selling board review courses that include significantly more credit. We recognize revenue for online subscription services ratably over the subscription period and recognize revenue for transaction-based online course sales when the course is delivered. Training revenues are recognized upon completion of training services. Late in 1999, we began entering into sponsorship agreements that provide for sponsorship of online courseware. Sponsorship revenue is recognized ratably over the term unless usage exceeds the ratable portion. As discussed in "Risk Factors" above, revenue recognition policies for ASP and other services vary significantly from our installed products.

Revenues from installed learning management system fees are recognized upon shipment or installation of the software. The one-time license fee typically ranges from $20,000 to $200,000 based on the number of users. Revenues related to installed learning management systems may be subject to fluctuations because purchase of these licenses typically are included in customers' capital expenditure budgets. Services such as training, maintenance and technical support are provided either based on a fixed fee, estimated usage or actual time incurred. Maintenance and technical support revenues are recognized over the term of the service period. Revenues derived from the sale of products requiring significant modification, conversion or customization are recorded based on the percentage of completion method using labor hours. Training revenues are recognized upon completion of training services. We recognize multimedia development revenues based on the percentage of a project that is completed. We recognize revenue from live event development services based on the percentage of completion method using labor hours. Event registration services are recognized upon completion of the related event. All other service revenues are recognized as the related services are performed or products are delivered. Sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors as a result of drug and product introductions and budget cycles for such companies.

Revenues provided under a service agreement that included the grant of a warrant to HCA - Information Technology & Services, Inc., formerly Columbia Information Services, an affiliate of HCA - The Healthcare Company, formerly Columbia/HCA (collectively referred to herein as "HCA") are recognized as services are rendered, net of the amortization of the fair value of the related warrant as a reduction of the revenues proportionately over the term of the four-year agreement. The related amortization will fluctuate based on the revenues received from this agreement and will vary as a percentage of revenues based on the estimated revenues over the course of the agreement. See Note 4 of the Consolidated Financial Statements. Historically, we have marketed our training and education delivery system directly or licensed it to resellers to re-brand and distribute under their private label. Our primary reseller relationship was with Lippincott Williams & Wilkins, Inc. ("LWW"), a leading medical sciences publisher. LWW's business unit, de'MEDICI Systems, combined its line of OSHA and JCAHO training content with our installed learning management systems and their sales force sold the resulting solution directly into healthcare organizations. In January 2001, we purchased de'MEDICI Systems from LWW and acquired the existing base of more than 200 customers.

We expect to continue to generate revenues by marketing our Web-based services to healthcare workers through healthcare organizations. We expect that the portion of our revenues related to services provided via our ASP agreements will increase. Specifically, we will seek to generate revenues from healthcare workers by marketing to their employers or sponsoring organizations. The transaction fees for courseware resulting from this marketing may either be paid by the employer or sponsoring organization or, in the case of healthcare professionals, may be billed directly to the individual. Our ASP model allows us to host our system in a central data center, therefore eliminating the need for costly onsite installations of our software. Under the ASP model, revenues are generated by charging for use of our courseware on a subscription basis. In addition, we will continue to sell services on our Web site on a transaction basis.

In February 2000, the Company entered into a five-year agreement with WebMD Corporation, formerly Healtheon/WebMD, ("WebMD"). The agreement provided that the Company would be the exclusive provider of education, continuing education and training services for all healthcare organizations, healthcare professionals and healthcare workers on all Web sites owned or operated by WebMD. The Company committed to pay WebMD a guaranteed minimum royalty of $6.0 million per year. The agreement also provided that the Company would receive 100% of any revenues from the sale of its products and services until all payments to WebMD were recovered, and after that revenues would be shared 75% to the Company and 25% to WebMD. WebMD also committed to purchase $10.0 million of the Company's common stock in a private sale that closed concurrent with the Company's IPO. WebMD also agreed to provide certain marketing and co-branding services to the Company under this agreement. During 2000, the Company expensed and paid WebMD $1.5 million. At December 31, 2000, the Company accrued but did not pay royalties related to this agreement of $1.5 million. During January 2001, the Company terminated its prior agreement with WebMD and set forth a new business arrangement. Under the new, non-exclusive three-year agreement, the Company will be a preferred provider of continuing medical education, continuing education and board preparation courses for WebMD's professional portal. Under this new arrangement, financial consideration will be based entirely on revenues generated from the sale of HealthStream's services to WebMD's professional portal customers.

We have acquired the following companies since 1999 all of which were accounted for using the purchase method of accounting:

SilverPlatter Education, Inc. On July 23, 1999, the Company acquired substantially all of the assets of SilverPlatter Education, Inc., a Boston-based company that provided CD-ROM and Internet-based continuing medical education programs to physicians, for $0.8 million in cash and 49,202 shares of the Company's common stock, and the assumption of certain liabilities. The results of operations are included in the Company's financial statements from July 23, 1999. The SilverPlatter Education business generates one-time sales, subscription revenues and training service revenues.

KnowledgeReview, LLC. On January 3, 2000, the Company acquired substantially all of the assets of KnowledgeReview, LLC (d/b/a "CMECourses.com") for $0.3 million in cash and 17,343 shares of the Company's common stock. KnowledgeReview owned and operated an Internet Web page that provided a search engine (CMEsearch.com) that helped physicians locate continuing medical education by specialty and facilitated online registration for such courses. The CMECourses.com business generates one-time sales of CD-ROM products and generates traffic for our online courseware sales.

Quick Study, Inc. On January 11, 2000, the Company acquired substantially all of the assets and liabilities of Quick Study, Inc. ("Quick Study") for $0.1 million in cash and 61,397 shares of the Company's common stock. In addition, the Company issued 6,669 additional shares of common stock based on post acquisition events. Quick Study published CD-ROM and network-based products for the healthcare industry.

m3 the Healthcare Learning Company. On January 28, 2000, the Company acquired substantially all of the assets and liabilities of Multimedia Marketing, Inc. d/b/a m3 the Healthcare Learning Company ("m3") for $0.6 million in cash and 818,037 shares of the Company's common stock. m3 provided interactive, multimedia education and training solutions to hospitals and other healthcare organizations. The m3 business generates installed product and ASP revenues.

EMINet, Inc. On January 28, 2000, the Company acquired substantially all of the assets of Emergency Medicine Internetwork, Inc. d/b/a EMInet for $0.6 million in cash and 269,902 shares of the Company's common stock. In addition, the Company issued 2,170 additional shares of common stock based on post acquisition events. EMInet sold approved online medical education content to emergency medical services personnel. The EMInet business generates revenues related to sales of subscription products.

Education Design Inc. On July 1, 2000, the Company acquired substantially all of the assets of Education Design, Inc. ("EDI") for $3.0 million in cash and 184,421 shares of the Company's common stock. In addition, approximately $300,000 of cash and 31,711 shares of the Company's common stock was provided to the employees of EDI, subject to certain restricted stock award agreements. EDI provided services for live educational events that are supported by the medical device industry. The EDI business generates event development and registration revenues.

SynQuest Technologies, Inc. On September 18, 2000, the Company acquired substantially all of the assets of SynQuest Technologies, Inc. ("SynQuest") for 787,087 shares of the Company's common stock and assumption of certain debt and other liabilities, $2.3 million of which were repaid in connection with the purchase transaction. SynQuest provided online training and education to hospitals and healthcare organizations. The SynQuest business generates installed product and ASP revenues.

As a result of the acquisitions, we have recorded goodwill of $17.3 million and $6.6 million of other acquisition intangibles at December 31, 2000. Goodwill and intangibles, net of accumulated amortization, represented 6.5% and 25.6% of total assets and 8.0% and 29.1% of total shareholders' equity at December 31, 1999 and 2000, respectively. Our weighted average amortization period is 3.5 years.

We expect to continue to transition m3 and SynQuest customers from existing platforms to the ASP model, and therefore expect that revenues will remain comparable for the annual maintenance fees with increases related to sales of additional content and courseware.

During January 2001, the Company acquired substantially all of the assets of de'MEDICI Systems, a business unit of Lippincott, Williams & Wilkins for approximately $360,000 in cash and 181,250 shares of the Company's common stock. The acquisition adds over 200 hospital customers. This business generates ongoing maintenance and support revenues.

To date, we have incurred substantial costs to develop our technologies, create, license and acquire our content, build brand awareness, develop our infrastructure and expand our business, and have yet to achieve significant revenues. As a result, we have incurred operating losses in each fiscal quarter since 1994. We expect operating losses and negative cash flow to continue through 2001, as we continue to expand our business. These costs could have a material adverse effect on our future financial condition or operating results. We believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely upon them as an indication of our future performance.

RESULTS OF OPERATIONS

REVENUES AND EXPENSE COMPONENTS

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Revenues. Revenues currently consist of the provision of services through our ASP product, the licensing of the Company's installed learning management systems, maintenance and support services, content subscriptions, content and courseware development, Web cast events, event development and registration services, Web site development, professional and technical consulting services, online products, sale of CD-ROM's and training services.

Cost of Revenues. Cost of revenues consists primarily of salaries and employee benefits, materials, and depreciation associated with the development of interactive media projects as well as royalties paid to content providers and distribution partners based on a percentage of revenues.

Product Development. Product development expenses consist primarily of salaries and employee benefits, depreciation, third-party content acquisition costs, costs associated with the development of content and expenditures associated with maintaining, developing and operating our Web sites and training delivery and administration platform.

Selling, General and Administrative. General and administrative expenses consist primarily of salaries and employee benefits, facility costs, depreciation, amortization of intangibles, fees for professional services and royalties paid to content providers that are of a fixed nature. Sales and marketing expenses consist primarily of salaries and employee benefits, bonuses, advertising, promotions and related marketing costs.

Other Income/Expense. The primary component of other expense is interest expense related to debt, loans from related parties and capital leases. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments.

1998 COMPARED TO 1999

Revenues. Revenues increased $852,000, or 49.6%, from approximately $1.7 million for 1998 to approximately $2.6 million for 1999. The increase in revenues was due to increased sales and marketing of our installed software product and multimedia development services as well as increased development and content production services. During 1999, 48.9% of revenues related to development services, 24.8% related to installed software licensing fees and related services, 26.3% related to other transactions and product sales. In 1998, 76.1% of revenues related to development services and 23.9% related to installed software licensing fees and related services.

Cost of Revenues. Cost of revenues increased approximately $1.0 million, or 100.4%, from approximately $1.0 million for 1998 to approximately $2.1 million for 1999. The increase was primarily attributable to increased volume of business, including approximately $800,000 of increases in salaries, labor and related benefits. As a percentage of revenues, cost of revenues increased from 61.6% for 1998 to 82.5% for 1999. This increase as a percentage of revenues resulted from an increase of approximately 30 service and production personnel during the year, 11 of which were added in connection with the acquisition of SilverPlatter.

Product Development. Product development expenses increased approximately $1.6 million, or 359.5%, from $443,000 for, 1998 to approximately $2.0 million for 1999. This increase in product development expenses was due to approximately $748,000 in distribution expenses related to a warrant granted to GE Medical Systems in connection with a continuing education and training content distribution agreement, an increase of approximately $530,000 related to salaries, labor and related benefits for an increase in our production staff and approximately $195,000 of royalty expense under contracts with content and distribution partners. As a percentage of revenues, product development expenses increased from 25.8% for 1998 to 79.3% for 1999. The increase as a percentage of revenues was due to significant upfront product development expenses incurred to implement our online services, including salaries and employee benefits associated with increased content conversion and development and royalties due to content and distribution partners.

Selling, General and Administrative. Selling, general and administrative expenses increased approximately $1.5 million, or 101.2%, from approximately $1.5 million for 1998 to approximately $3.0 million for 1999. As a percentage of revenues, selling, general and administrative expenses increased from 86.0% for 1998 to 115.7% for 1999. The increase was primarily due to increased personnel and related benefits costs of approximately $500,000 associated with new employees, an increase of approximately $228,000 in advertising, promotional and marketing expenditures, an increase of approximately $131,000 in professional service fees, an increase of $213,000 related to amortization of intangible assets, an increase of approximately $168,000 in travel expenses, and facility and depreciation expenses of approximately $96,000.

Other Income/Expense. Other expense decreased $122,000, or 36.9%, from $331,000 for 1998 to $209,000 for 1999. The decrease was primarily due to a conversion by a related party of approximately $1.6 million of indebtedness into shares of common stock and series B convertible preferred stock, which was partially offset by an increase in interest expense on capital leases. In addition, interest and other income increased from $3,000 for 1998 to $312,000 for 1999, due to a higher average net cash and cash equivalents balance as a result of our issuance of preferred stock.

Net Loss. Net loss increased approximately $2.9 million, or 180.4%, from approximately $1.6 million for 1998 to approximately $4.5 million for 1999 due to the factors described above.

1999 COMPARED TO 2000

Revenues. Revenues increased approximately $7.1 million, or 275.9%, from approximately $2.6 million for 1999 to approximately $9.7 million for 2000. The increase in revenues was attributable to approximately $6.1 million of revenues primarily related to the acquisition of m3, EDI, SynQuest and EMInet. The remainder of the increase, approximately $1.0 million, related to revenues from ASP services and Web cast events. During 2000, 13.9% of revenues related to development services, 44.1% related to our installed learning management system licensing fees and related services, 18.0 % related to live event services, 14.0% related to other transactions and product sales (including sponsorships), 5.6% related to Web cast events, and 4.4% related to ASP services. During 1999, 48.9% of revenues related to development services, 26.3% related to other transactions and product sales and 24.8% related to T.NAV licensing fees and related services. Revenues for ASP services in 2000 are net of approximately $1.0 million of warrant expense related to the HCA arrangement.

Cost of Revenues. Cost of revenues increased approximately $2.0 million, or 95.6%, from approximately $2.1 million for 1999 to approximately $4.1 million for 2000. The increase was primarily attributable to increased volume of business, including approximately $1.2 million from direct costs related to the revenue from acquisitions and $800,000 of increases in salaries, labor, related benefits, training and facilities for such personnel. As a percentage of revenues, cost of revenues decreased from 82.5% for 1999 to 43.0% for 2000. This decrease as a percentage of revenues resulted from lower fixed costs as a percentage of revenues related to the acquired businesses and new ASP and Web cast services in 2000.

Product Development. Product development expenses increased approximately $3.6 million, or 176.8%, from approximately $2.0 million for 1999 to approximately $5.6 million for 2000. This increase in product development expenses was due to approximately $3.0 million related to additional personnel resulting from the acquired businesses, an increase of approximately $800,000 related to contract personnel and direct expenses of our development personnel, as well as approximately $400,000 related to facilities for new personnel. These increases were offset by a decrease of approximately $750,000 related to warrant expense in 1999 that did not recur in 2000. As a percentage of revenues, product development expenses decreased from 79.3% for 1999 to 58.4% for 2000. The decrease as a percentage of revenues was due to growth in revenues, despite continued growth in product development. We anticipate continued growth in product development expenses in future periods due to salaries and employee benefits associated with increased development efforts. Such efforts may be somewhat mitigated by capitalization of new product developments if the Company modifies its ASP software and Web sites and as it develops new ASP software applications and Web sites.

Selling, General and Administrative. Selling, general and administrative expenses increased approximately $19.5 million, or 658.6%, from approximately $3.0 million for 1999 to approximately $22.5 million for 2000. As a percentage of revenues, selling, general and administrative expenses increased from 115.7% for 1999 to 233.5% for 2000. General and administrative expenses increased by approximately $8.7 million from approximately $1.5 million for 1999 to approximately $10.2 million for 2000. The increase was due to approximately $3.2 million of fixed royalties, primarily related to our agreement with WebMD, approximately $3.0 million related to increased personnel, benefits and travel associated with new employees, approximately $1.7 million related to additional offices and related operational expenses and an increase of approximately $600,000 related to professional fees and the costs of being a public company. The additional personnel relate to the acquired businesses as well as personnel to provide the infrastructure required by the growth experienced during 2000. While we expect increases in general and administrative expenses during 2001, we do not expect significant growth in personnel during 2001. In addition, the termination of the previous arrangement with WebMD will lead to a reduction of approximately $3.0 million in fixed royalties during 2001 when compared to 2000.

Sales and marketing expenses, including personnel costs, increased approximately $4.8 million, from approximately $1.0 million for 1999 to approximately $5.8 million for 2000. Sales and marketing expenses increased by approximately $2.8 million related to additional sales and marketing personnel, primarily in connection with the acquisitions of m3 and SynQuest. The remaining increase of approximately $2.0 million related primarily to increased advertising, direct mail, attendance at trade shows and travel related costs. We expect to incur additional sales and marketing expenses as we hire additional sales and marketing personnel to support our planned growth.

Depreciation and amortization expenses increased by approximately $6.1 million from $452,000 for 1999 to approximately $6.6 million for 2000. Of the increase, approximately $5.4 million related to the current year amortization of the acquisitions completed in 2000 as well as the full year impact of the acquisition of SilverPlatter. The remaining $700,000 related to increases in depreciation attributable to the acquisitions and fixed asset additions in both 1999 and 2000.

Other Income/Expense. Other income increased approximately $2.2 million, or 705.2%, from $312,000 for 1999 to approximately $2.5 million for 2000. The increase was primarily due to interest income related to the investment of the IPO proceeds. Other expense decreased by $83,000 from $209,000 for 1999 to $126,000 for 2000. The decrease relates to the repayment and conversion of all outstanding indebtedness, other than capital leases, in connection with the Company's initial public offering ("IPO").

Net Loss. Net loss increased approximately $15.8 million, or 355.2%, from approximately $4.5 million for 1999 to approximately $20.3 million for 2000 due to the factors described above.

SELECTED QUARTERLY OPERATING RESULTS

The following tables set forth selected statement of operations data for the eight quarters ended December 31, 1999 and December 31, 2000 both in absolute dollars and as a percentage of total revenues. The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream's Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.


                                                                               QUARTER ENDED
                                                        -----------------------------------------------------------
                                                        MARCH 31,        JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                          1999             1999            1999            1999
                                                        ---------        --------      -------------   ------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues                                                 $   653         $   459         $   652         $   804
Operating costs and expenses:
     Cost of revenues                                        294             408             371           1,046
     Product development                                     286             455             509             787
     Selling, general and administrative expenses            359             685           1,083             845
                                                         -------         -------         -------         -------
          Total operating costs and expenses                 939           1,548           1,963           2,678

Loss from operations                                        (286)         (1,089)         (1,311)         (1,874)
Other income (expense)                                       (92)            (11)             50             157
                                                         -------         -------         -------         -------

Net loss                                                 $  (378)        $(1,100)        $(1,261)        $(1,717)
                                                         =======         =======         =======         =======

Net loss per share - basic and diluted                   $ (0.12)        $ (0.31)        $ (0.31)        $ (0.41)
                                                         =======         =======         =======         =======

Weighted average shares of common stock
     outstanding - basic and diluted                       3,256           3,590           4,021           4,158
                                                         =======         =======         =======         =======

                                                                               QUARTER ENDED
                                                        -----------------------------------------------------------
                                                        MARCH 31,        JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                          2000             2000            2000            2000
                                                        ---------        --------      -------------   ------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues                                                 $ 1,445         $ 2,201         $ 2,729         $ 3,277
Operating costs and expenses:
     Cost of revenues                                        758           1,040           1,034           1,314
     Product development                                   1,190           1,238           1,617           1,594
     Selling, general and administrative expenses          3,180           5,931           6,408           7,022
                                                         -------         -------         -------         -------
          Total operating costs and expenses               5,128           8,209           9,059           9,930

Loss from operations                                      (3,683)         (6,008)         (6,330)         (6,653)
Other income (expense)                                       178             452           1,064             695
                                                         -------         -------         -------         -------

Net loss                                                 $(3,505)        $(5,556)        $(5,266)        $(5,958)
                                                         =======         =======         =======         =======

Net loss per share - basic and diluted                   $ (0.74)        $ (0.30)        $ (0.27)        $ (0.30)
                                                         =======         =======         =======         =======

Weighted average shares of common stock
     outstanding - basic and diluted                       4,743          18,595          19,640          20,165
                                                         =======         =======         =======         =======

                                                                               QUARTER ENDED
                                                        -----------------------------------------------------------
                                                        MARCH 31,        JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                          1999             1999            1999            1999
                                                        ---------        --------      -------------   ------------
                                                                             (% OF REVENUES)
STATEMENT OF OPERATIONS DATA:
Revenues                                                   100.0           100.0           100.0           100.0
Operating costs and expenses:
     Cost of revenues                                       45.0            88.9            56.9           130.0
     Product development                                    43.8            99.1            78.1            97.9
     Selling, general and administrative expenses           55.0           149.2           166.1           105.2
                                                         -------         -------         -------         -------
          Total operating costs and expenses               143.8           337.2           301.1           333.1

Loss from operations                                       (43.8)         (237.2)         (201.1)         (233.1)
Other income (expense)                                     (14.1)           (2.6)            7.7            19.5
                                                         -------         -------         -------         -------

Net loss                                                   (57.9)         (239.8)         (193.4)         (213.6)
                                                         =======         =======         =======         =======


                                                                               QUARTER ENDED
                                                        -----------------------------------------------------------
                                                        MARCH 31,        JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                          2000             2000            2000            2000
                                                        ---------        --------      -------------   ------------
                                                                             (% OF REVENUES)
STATEMENT OF OPERATIONS DATA:
Revenues                                                   100.0           100.0           100.0           100.0
Operating costs and expenses:
     Cost of revenues                                       52.5            47.2            37.9            40.1
     Product development                                    82.4            56.2            59.3            48.6
     Selling, general and administrative expenses          220.0           269.5           234.8           214.3
                                                         -------         -------         -------         -------
          Total operating costs and expenses               354.9           372.9           332.0           303.0

Loss from operations                                      (254.9)         (272.9)         (232.0)         (203.0)
Other income (expense)                                      12.4            20.5            39.0            21.2
                                                         -------         -------         -------         -------

Net loss                                                  (242.5)         (252.4)         (193.0)         (181.8)
                                                         =======         =======         =======         =======

FACTORS AFFECTING QUARTERLY OPERATING RESULTS

As discussed above, during July 1999, we acquired SilverPlatter. We acquired m3, EMInet, KnowledgeReview and Quick Study during January 2000. We acquired EDI effective July 1, 2000 and SynQuest on September 18, 2000. As a result of these acquisitions, the quarterly results presented above are not comparable on a quarter-to-quarter basis. In addition, revenues from installed learning management systems may be subject to fluctuations because purchases of these licenses typically are included in customers' capital expenditure budgets. Further, sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors as a result of drug and product introductions and budget cycles for such companies.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations largely through proceeds from the IPO, private placements of equity securities, loans from related parties and, to a lesser extent, from revenues generated from the sale of our products and services.

Net cash used in operating activities was approximately $14.6 million in 2000. Cash used in operating activities was attributable to funding net operating losses and increases in accounts receivable, prepaid expenses and other assets, which were partially offset by increases in accrued liabilities and depreciation, amortization and other non-cash expenses. Net cash used in investing activities was approximately $30.5 million in 2000. Cash used in investing activities was primarily for the purchase of investments, property and equipment and the acquisitions discussed above. Cash provided by financing activities was approximately $51.2 million in 2000. Cash provided by financing activities related primarily to the IPO and a private placement of common stock, net of offering costs and repayment of outstanding indebtedness. As of December 31, 2000, our primary source of liquidity was approximately $27.3 million of cash and short-term investments. We have no bank credit facility or other indebtedness other than capital lease obligations.

As of February 28, 2001, we had cash and short term investments of approximately $28.3 million, which reflected the results of operations, the closing of the acquisition of de'MEDICI Systems, the repurchase of shares of our common stock from WebMD Corporation, and the movement of certain investments from long-term to short-term. See Note 12 to the Consolidated Financial Statements.

We believe that the net proceeds from the IPO and the preceding private offerings will be sufficient to meet anticipated cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months. Our growth strategy also includes acquiring companies that complement our products and services. We anticipate that these acquisitions, if any, will be effected through a combination of stock and cash consideration. Failure to generate sufficient cash flow from operations or raise additional capital when required during or following that period in sufficient amounts and on terms acceptable to us could harm our business, results of operations and financial condition.

COMMITMENTS AND CONTINGENCIES

In connection with our February 2000 agreement with HCA, HCA will pay us minimum revenues of $12.0 million over the four-year term of the agreement. While we expect costs to increase during 2001 as we grow our business, we expect costs to decrease as a percentage of revenues. We expect that our capital expenses will be approximately $3.0 to $5.0 million in 2001.

Our strategic alliances have typically provided for payments to distribution, content and development partners based on revenues, and we expect to continue similar arrangements in the future. As a result, the Company's commitments for fixed payments include approximately $302,000 in 2001, all of which is nonrefundable. We also have variable commitments of approximately $100,000 related to an agreement under which another company has agreed to provide content development services for us.


RECENT ACCOUNTING PRONOUNCEMENTS

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended during 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The Company is required to adopt the provisions of SFAS No. 133 beginning January 1, 2001. The Company had no derivative instruments during 1999 or 2000. Adoption of this statement will not currently have any impact on the consolidated financial statements or related disclosures.

On March 16, 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-2 "Accounting for Web Site Development Costs." The consensus requires that certain development costs related to Web sites applications be capitalized. The consensus was effective prospectively for all costs incurred for quarters beginning after June 30, 2000. Effective July 1, 2000 the Company began accounting for Web site development costs in accordance with EITF Issue No. 00-2. The Company did not capitalize any Web site development costs during 2000 since the costs incurred with respect to its ASP software and Web sites were incurred prior to June 30, 2000 or were related to planning or operation of such software and sites.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE'S ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2000, we had no outstanding indebtedness other than approximately $505,000 of capital lease arrangements. Accordingly, the Company is not exposed to significant interest rate market risk. The Company is exposed to market risk with respect to its cash and investment balances. At December 31, 2000, the Company had cash and investments totaling approximately $41.0 million. At this investment level, a hypothetical 10% decrease in interest rates would decrease interest income and increase the net loss on an annualized basis by approximately $410,000.

The Company manages its investment risk by investing in corporate debt securities, foreign corporate debt and secured corporate debt securities with minimum acceptable credit ratings. For certificates of deposit and corporate obligations, ratings must be A2/A or better; A1/P1 or better for commercial paper; A2/A or better for taxable or tax advantaged auction rate securities and AAA or better for tax free auction rate securities. The Company also requires that all securities must mature within 24 months from the original settlement date, the average portfolio shall not exceed 18 months, and the greater of 10% or $5.0 million shall mature within 90 days. Further, the Company's investment policy also limits concentration exposure and other potential risk areas.

The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Years ended December 31, 1998, 1999 and 2000

Report of Ernst & Young LLP, Independent Auditors                                       22

Consolidated Balance Sheets                                                             23

Consolidated Statements of Operations                                                   25

Consolidated Statements of Shareholders' Equity (Deficit)                               26

Consolidated Statements of Cash Flows                                                   28

Notes to Consolidated Financial Statements                                              30

               REPORT OF ERNST AND YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of HealthStream, Inc.

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                             /s/ Ernst & Young LLP

Nashville, Tennessee
February 10, 2001, except for
Note 12, as to which the date
is February 23, 2001

                               HEALTHSTREAM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,         DECEMBER 31,
                                                                                        1999                 2000
                                                                                    ------------         ------------
         ASSETS
Current assets:
   Cash and cash equivalents.................................................       $ 13,632,144         $ 19,830,572
   Short term investments....................................................                 --            7,451,450
   Restricted cash...........................................................                 --              794,342
   Interest receivable.......................................................                 --              578,534
   Accounts receivable, net of allowance for doubtful accounts
      of $37,000 in 1999 and $198,000 in 2000................................            544,042            3,957,149
   Accounts receivable - unbilled............................................             18,877               49,600
   Prepaid development fees..................................................                 --              695,427
   Other prepaid expenses and other current assets...........................            263,517            1,297,526
                                                                                    ------------         ------------
      Total current assets...................................................         14,458,580           34,654,600
Property and equipment:
   Furniture and fixtures....................................................            445,172              883,660
   Equipment.................................................................          1,109,015            3,893,720
   Fixed assets in progress..................................................                 --              117,000
   Leasehold improvements....................................................            369,346              885,630
                                                                                    ------------         ------------
                                                                                       1,923,533            5,780,010
   Less accumulated depreciation and amortization ...........................           (589,632)          (1,505,004)
                                                                                    ------------         ------------
                                                                                       1,333,901            4,275,006
Intangible assets, net of accumulated amortization
   of $213,000 in 1999 and $5,847,000 in 2000................................          1,134,673           18,024,526
Investments..................................................................             86,063           12,889,674
Other assets.................................................................            441,488              607,770
                                                                                    ------------         ------------
Total assets.................................................................       $ 17,454,705         $ 70,451,576
                                                                                    ============         ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................................       $    443,455         $  1,150,996
   Accrued liabilities.......................................................            448,727            1,719,906
   Accrued royalties.........................................................                 --            1,500,000
   Registration liabilities..................................................                 --              794,342
   Deferred revenue..........................................................            791,424            2,764,235
   Notes payable - related party.............................................          1,293,000                   --
   Current portion of long-term debt - related party.........................             12,892                   --
   Current portion of capital lease obligations..............................             89,881              288,831
                                                                                    ------------         ------------
         Total current liabilities...........................................          3,079,379            8,218,310
Capital lease obligations, less current portion..............................            185,801              216,072
Commitments and contingencies

                                                                                    DECEMBER 31,         DECEMBER 31,
                                                                                        1999                 2000
                                                                                    ------------         ------------
Shareholders' equity:
   Common stock, no par value, 20,000,000 and 75,000,000 shares authorized at December 31, 1999 and 2000, respectively;
      4,165,461 shares and 21,242,312 shares issued and outstanding at
      December 31, 1999 and 2000, respectively..................................       4,008,991           91,221,775
   Preferred stock, no par value, 5,000,000 and 10,000,000 shares authorized at December 31, 1999 and 2000, respectively
      Series A Convertible Preferred Stock; 76,000 and 0 shares
         issued and outstanding.................................................         760,000                   --
      Series B Convertible Preferred Stock; 1,228,801 and 0 shares
         issued and outstanding.................................................      12,138,000                   --
      Series C Convertible Preferred Stock; 627,406 and 0 shares
         issued and outstanding.................................................       6,274,060                   --
   Accumulated other comprehensive income (loss)................................         (41,690)              30,556
   Accumulated deficit..........................................................      (8,949,836)         (29,235,137)
                                                                                    ------------         ------------
         Total shareholders' equity.............................................      14,189,525           62,017,194
                                                                                    ------------         ------------
         Total liabilities and shareholders' equity.............................    $ 17,454,705         $ 70,451,576
                                                                                    ============         ============

See accompanying notes.

                               HEALTHSTREAM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------
                                                                1998                1999                 2000
                                                            -----------         -----------         ------------
Revenues, net of warrant expense of $991,693 in 2000        $ 1,716,094         $ 2,567,868         $  9,651,775
Operating costs and expenses:
   Cost of revenues                                           1,057,453           2,119,127            4,145,943
   Product development                                          443,336           2,037,272            5,639,422
   Selling, general and administrative expenses               1,476,639           2,971,408           22,540,172
                                                            -----------         -----------         ------------
         Total operating costs and expenses                   2,977,428           7,127,807           32,325,537
                                                            -----------         -----------         ------------
Loss from operations                                         (1,261,334)         (4,559,939)         (22,673,762)
                                                            -----------         -----------         ------------
Other income (expense):
   Interest and other income                                      2,634             312,324            2,514,813
   Interest expense - related parties                          (328,412)           (193,059)             (34,255)
   Interest expense                                              (2,070)            (12,041)             (92,097)
   Other expense                                                   (318)             (3,689)                  --
                                                            -----------         -----------         ------------
                                                               (328,166)            103,535            2,388,461
                                                            -----------         -----------         ------------
Net loss                                                    $(1,589,500)        $(4,456,404)        $(20,285,301)
                                                            ===========         ===========         ============
Net loss per share:
   Basic                                                    $     (0.49)        $     (1.19)        $      (1.29)
                                                            ===========         ===========         ============
   Diluted                                                  $     (0.49)        $     (1.19)        $      (1.29)
                                                            ===========         ===========         ============
Weighted average shares of common stock outstanding:
   Basic                                                      3,256,307           3,756,556           15,785,946
                                                            ===========         ===========         ============
   Diluted                                                    3,256,307           3,756,556           15,785,946
                                                            ===========         ===========         ============

See accompanying notes.

                               HEALTHSTREAM, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                              SERIES A                       SERIES B
                                                                            CONVERTIBLE                     CONVERTIBLE
                                            COMMON STOCK                   PREFERRED STOCK                PREFERRED STOCK
                                     ----------------------------      -----------------------      ----------------------------
                                       SHARES            AMOUNT         SHARES        AMOUNT          SHARES           AMOUNT
                                     -----------      -----------      --------      ---------      ----------      ------------
Balance at
   December 31, 1997 ...........       3,256,307      $ 1,668,166            --      $      --              --      $         --
Net loss .......................              --               --            --             --              --                --
Issuance of Preferred Stock ....              --               --        41,000        410,000              --                --
Issuance of stock options
   for services ................              --          130,332            --             --              --                --
                                     -----------      -----------      --------      ---------      ----------      ------------
Balance at
   December 31, 1998 ...........       3,256,307        1,798,498        41,000        410,000              --                --
Net loss .......................              --               --            --             --              --                --
Unrealized loss on
   investment, net of tax ......              --               --            --             --              --                --
Comprehensive loss .............              --               --            --             --              --                --
Issuance of Preferred Stock ....              --               --        35,000        350,000       1,228,801        12,138,000
Issuance of common stock .......         855,327        1,231,590            --             --              --                --
Issuance of common stock
   in acquisition ..............          49,202          200,000            --             --              --                --
Issuance of common stock
   options to advisory
   boards ......................              --           11,760            --             --              --                --
Issuance of common stock
   for services ................           4,625           18,800            --             --              --                --
Issuance of warrant ............              --          748,343            --             --              --                --
                                     -----------      -----------      --------      ---------      ----------      ------------
Balance at
   December 31, 1999 ...........       4,165,461        4,008,991        76,000        760,000       1,228,801        12,138,000
Net loss .......................              --               --            --             --              --                --
Unrealized gain on
   investment, net of tax ......              --               --            --             --              --                --
Comprehensive
   income (loss) ...............              --               --            --             --              --                --
Issuance of common
   stock in acquisitions .......       2,209,953       12,949,437            --             --              --                --
Exercise of stock options ......         801,997          600,786            --             --              --                --
Issuance of common stock in
   initial public offering .....       5,275,000       44,151,750            --             --              --                --
Issuance of common stock in
   private offering ............       1,111,111       10,000,000            --             --              --                --
Payment of expenses of
   initial public offering .....              --       (1,977,629)           --             --              --                --
Conversion of Preferred Stock
   into common stock in
   connection with initial
    public offering ............       7,131,153       19,172,060       (76,000)      (760,000)     (1,228,801)      (12,138,000)
Conversion of related party
   notes payable into common
   stock in connection with
   initial public offering .....         553,711        1,293,000            --             --              --                --
Repurchase of common stock in
   connection with the
   initial public offering .....          (6,074)         (14,213)           --             --              --                --
Recognition of warrant
   expense .....................              --          991,693            --             --              --                --
Issuance of stock options
   for services ................              --           45,900            --             --              --                --
                                     -----------      -----------      --------      ---------      ----------      ------------
Balance at
   December 31, 2000 ...........      21,242,312      $91,221,775            --      $      --              --      $         --
                                     ===========      ===========      ========      =========      ==========      ============

                                                     SERIES C
                                                   CONVERTIBLE                              ACCUMULATED
                                                 PREFERRED STOCK              ACCUMU-       OTHER COMPRE-        TOTAL
                                             -------------------------         LATED       HENSIVE INCOME     SHAREHOLDERS
                                              SHARES         AMOUNT           DEFICIT          (LOSS)       EQUITY (DEFICIT)
                                             --------      -----------      ------------   --------------   ----------------
Balance at December 31, 1997 ...........           --      $        --      $ (2,903,932)     $     --        $ (1,235,766)
Net loss ...............................           --               --        (1,589,500)           --          (1,589,500)
Issuance of Preferred Stock ............           --               --                --            --             410,000
Issuance of stock options
    for services .......................           --               --                --            --             130,332
                                             --------      -----------      ------------      --------        ------------
Balance at December 31, 1998 ...........           --               --        (4,493,432)           --          (2,284,934)
Net loss ...............................           --               --        (4,456,404)           --          (4,456,404)
Unrealized loss on
   investment, net of tax ..............           --               --                --       (41,690)            (41,690)
                                                                                              --------        ------------
Comprehensive loss .....................           --               --                --            --          (4,498,094)
                                                                                                              ------------
Issuance of Preferred Stock ............      627,406        6,274,060                --            --          18,762,060
Issuance of common stock ...............           --               --                --            --           1,231,590
Issuance of common stock
   in acquisition ......................           --               --                --            --             200,000
Issuance of common stock options to
   advisory boards .....................           --               --                --            --              11,760
Issuance of common stock
   for services ........................           --               --                --            --              18,800
Issuance of warrant ....................           --               --                --            --             748,343
                                             --------      -----------      ------------      --------        ------------
Balance at December 31, 1999 ...........      627,406        6,274,060        (8,949,836)      (41,690)         14,189,525
Net loss ...............................           --               --       (20,285,301)           --         (20,285,301)
Unrealized gain on
   investment, net of tax ..............           --               --                --        72,246              72,246
                                                                                              --------        ------------
Comprehensive income (loss) ............           --               --                --            --         (20,213,055)
                                                                                                              ------------
Issuance of common stock
   in acquisitions .....................           --               --                --            --          12,949,437
Exercise of stock options ..............           --               --                --            --             600,786
Issuance of common stock in
   initial public offering .............           --               --                --            --          44,151,750
Issuance of common stock in
   private offering ....................           --               --                --            --          10,000,000
Payment of expenses of
   initial public offering .............           --               --                --            --          (1,977,629)
Conversion of Preferred Stock
   into common stock in connection
   with initial public offering ........     (627,406)      (6,274,060)               --            --                  --
Conversion of related party
   notes payable into common
   stock in connection with
   initial public offering .............           --               --                --            --           1,293,000
Repurchase of common stock in
   connection with the
   initial public offering .............           --               --                --            --             (14,213)
Recognition of warrant expense .........           --               --                --            --             991,693
Issuance of stock options
   for services ........................           --               --                --            --              45,900
                                             --------      -----------      ------------      --------        ------------
Balance at December 31, 2000 ...........           --      $        --      $(29,235,137)     $ 30,556        $ 62,017,194
                                             ========      ===========      ============      ========        ============


See accompanying notes.

                               HEALTHSTREAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------------------------
                                                                                1998                1999                 2000
                                                                            ------------        -------------        -------------
OPERATING ACTIVITIES:
Net loss ...........................................................        $ (1,589,500)       $  (4,456,404)       $ (20,285,301)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation .................................................             132,267              239,248              920,504
      Amortization .................................................              14,648              213,032            5,634,000
      Gain on sale of investment ...................................                  --                   --              (94,438)
      Allowance for doubtful accounts ..............................              36,500                  500               85,000
      Loss on disposal of assets ...................................               3,727                3,689                   --
      Noncash warrant expense ......................................                  --                   --              991,693
      Noncash compensation expense .................................             128,232               30,560               45,900
      Noncash legal expense ........................................               2,100                   --                   --
      Noncash product development expense ..........................                  --              748,343                   --
      Amortization of content fees .................................                  --                   --               97,474
      Amortization of fixed royalties ..............................                  --                   --              129,350
      Changes in operating assets and liabilities, excluding
         effects of acquisitions:
         Accounts receivable .......................................            (232,593)             (51,239)          (1,452,523)
         Unbilled receivables ......................................              54,150               (8,056)             (30,723)
         Restricted cash ...........................................                  --                   --             (141,082)
         Interest receivable .......................................                  --                   --             (578,534)
         Prepaid development fees ..................................                  --                   --             (792,901)
         Other prepaid expenses and other current assets ...........              (4,409)            (225,442)            (832,561)
         Other assets ..............................................                  --             (440,011)             270,795
         Accounts payable ..........................................              71,942              324,353             (319,167)
         Accrued liabilities .......................................              46,676              236,561              554,546
         Accrued royalties .........................................                  --                   --            1,500,000
         Registration liabilities ..................................                  --                   --              139,492
         Deferred revenue ..........................................              87,005              126,714             (416,199)
                                                                            ------------        -------------        -------------
           Net cash used in operating activities ...................          (1,249,255)          (3,258,152)         (14,574,675)
INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired .....................                  --             (780,206)          (6,767,810)
Proceeds from sale of investment ...................................                  --                   --              122,271
Purchase of investments ............................................                  --             (127,753)         (20,734,425)
Purchase of property and equipment .................................            (208,577)            (639,724)          (3,094,665)
                                                                            ------------        -------------        -------------
           Net cash used in investing activities ...................            (208,577)          (1,547,683)         (30,474,629)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriting discount                  --                   --           54,151,750
Costs of issuing common stock ......................................                  --                   --           (1,977,629)
Repayment of note payable ..........................................                  --                   --           (1,180,000)
Proceeds from notes payable - related party ........................           1,040,000               18,000                   --
Proceeds from issuance of preferred stock ..........................             410,000           18,202,060                   --
Proceeds from exercise of stock options ............................                  --              231,590              600,786
Payments on long-term debt - related party .........................             (20,931)             (23,585)            (132,559)
Repurchase of stock in connection with initial public offering .....                  --                   --              (14,213)
Payments on capital lease obligations ..............................              (4,779)             (40,909)            (200,403)
                                                                            ------------        -------------        -------------
           Net cash provided by financing activities ...............           1,424,290           18,387,156           51,247,732
                                                                            ------------        -------------        -------------
Net increase (decrease) in cash and cash equivalents ...............             (33,542)          13,581,321            6,198,428
Cash and cash equivalents at beginning of year .....................              84,365               50,823           13,632,144
                                                                            ------------        -------------        -------------
Cash and cash equivalents at end of year ...........................        $     50,823        $  13,632,144        $  19,830,572
                                                                            ============        =============        =============

                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------------------
                                                                              1998                 1999                 2000
                                                                            ---------           -----------          ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid ......................................................        $ 320,320           $   225,074          $    126,352
                                                                            =========           ===========          ============
Capital lease obligations incurred .................................        $  34,394           $   286,976          $    343,549
                                                                            =========           ===========          ============
Preferred stock converted into common stock ........................        $      --           $        --          $ 19,172,060
                                                                            =========           ===========          ============
Notes payable - related parties converted into common stock ........        $      --           $ 1,000,000          $  1,293,000
                                                                            =========           ===========          ============
Notes payable - related parties converted into preferred stock .....        $      --           $   560,000          $         --
                                                                            =========           ===========          ============
Issuance of common stock in connection with acquisition of companies        $      --           $   200,000          $ 12,949,437
                                                                            =========           ===========          ============
Issuance of common stock in exchange for professional services .....        $      --           $    18,800          $     45,900
                                                                            =========           ===========          ============
Issuance of common stock to advisory boards ........................        $      --           $    11,760          $         --
                                                                            =========           ===========          ============
Effects of acquisitions:
         Estimated fair value of assets acquired ...................        $      --           $    95,713          $  3,608,502
         Purchase price in excess of net assets acquired ...........               --             1,374,619            22,442,980
         Estimated fair value of liabilities assumed ...............               --              (490,126)           (6,173,054)
         Stock issued ..............................................               --              (200,000)          (12,949,437)
                                                                            ---------           -----------          ------------
         Cash paid .................................................               --               780,206             6,928,991
         Less cash acquired ........................................               --                    --              (161,181)
                                                                            ---------           -----------          ------------
         Net cash paid for acquisitions ............................        $      --           $   780,206          $  6,767,810
                                                                            =========           ===========          ============

See accompanying notes.

                               HEALTHSTREAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REPORTING ENTITY

HealthStream, Inc. ("the Company") was incorporated in 1990 and is based in Nashville, Tennessee. The Company provides Web-based solutions to meet the ongoing training and continuing education needs of the healthcare community. The Company changed its name to HealthStream, Inc. from NewOrder Media, Inc. on September 1, 1998. The Company provides an interactive training solution for delivering and tracking computer based education for the healthcare industry in the United States through application service provider ("ASP") products and installed learning management products. The Company also provides event development and registration services, custom development services, translation of content into an interactive experience, and assists in the development of other educational activities, provided through the Internet.

BUSINESS SEGMENT

Through December 31, 2000, the Company's revenues have been primarily derived from one business segment, the sale of education and training products to the healthcare industry.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker ("CODM") because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about any individual components. During 2001, the Company expects to begin producing discrete financial information for services provided to healthcare organizations or services to pharmaceutical and medical device companies.

RECOGNITION OF REVENUE

Revenues are derived from the provision of services through our ASP product, the license of the Company's installed learning management systems, maintenance and support services, content subscriptions, custom content development, Web cast events, live event registration, development and coordination services, Web site development, professional and technical consulting services, online products and sponsorships, training services and the sale of CD-ROM's. The Company has entered into sponsorship agreements that involve integration with services and provide for varied sources of revenue to the Company over the terms of the agreements. In some cases revenues derived from electronic commerce transactions are shared between the other entity and the Company, in accordance with the term of the arrangement, as realized. The provision of services via the Internet began in March 1999 and increased in 2000 as the Company began providing ASP services.

The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), SEC Staff Accounting Bulletin No. 101, "Revenue Recognition" and EITF 99-19 "Reporting Revenue Gross Versus Net." SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements. Such elements include software products, post contract customer support, installation, and training. The determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that the evidence of fair value does exist or until all elements of the arrangement are delivered.

Revenues derived from the provision of services through our ASP product are deferred and recognized ratably over the term of the service agreement. Training revenues are recognized upon the completion of training. Revenues derived from the license of installed learning management systems are recognized upon shipment or installation of the software. Revenues derived from the sale of products requiring significant modification or customization are recorded based on the percentage of completion method using labor hours. Revenues from subscriptions are deferred and recognized ratably over the term of the subscription. Software support and maintenance revenues are recognized ratably over the term of the related agreement. Sponsorship revenues are recognized either based on provision of courseware or over the sponsorship period, depending on the scope of services provided. The Company recognizes revenue from event development services based on the percentage of completion method using labor hours. Registration services are recognized upon completion of the related event. All other revenues are recognized as the related services are performed or products are delivered.

The Company also receives a percentage of its resellers' revenue from the sale of certain installed software products. The Company recognizes a percentage of revenue from resellers upon notification from the reseller that a sale has occurred.

Revenues provided under a service agreement that included the grant of a warrant to HCA - Information Technology & Services, Inc., formerly Columbia Information Services, an affiliate of HCA - The Healthcare Company, formerly Columbia/HCA (collectively referred to herein as "HCA") are recognized as services are rendered, net of the amortization of the fair value of the related warrant as a reduction of the revenues proportionately over the term of the four-year agreement. The related amortization will fluctuate based on the revenues received from this agreement and will vary as a percentage of revenues based on the estimated revenues over the course of the agreement.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers unrestricted, highly liquid investments with initial maturities of less than three months to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense were as follows:

                                             ALLOWANCE
                                             BALANCE AT    CHARGED TO       CHARGED TO                       ALLOWANCE
                                            BEGINNING OF    COSTS AND         OTHER                          BALANCE AT
                                               PERIOD       EXPENSES         ACCOUNTS       WRITE-OFFS      END OF PERIOD
                                            ------------   ----------       ----------      ----------      -------------
Year ended December 31,:
          1998                               $     --      $ 36,500         $     --          $    --       $  36,500
          1999                               $ 36,500      $  6,250         $     --          $ 5,750       $  37,000
          2000                               $ 37,000      $ 85,000         $ 78,000          $ 2,000       $ 198,000

The amount "charged to other accounts" represents the allowance for doubtful accounts of acquired companies.

INVESTMENTS

Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

PROPERTY AND EQUIPMENT

Property and equipment are stated on the basis of cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives, except for assets under capital leases and leasehold improvements, which are amortized over the shorter of the estimated useful life or the lease term.

                                                                           YEARS
                                                                           -----
Furniture and fixtures                                                      5-10
Equipment                                                                    3-5

INTANGIBLE ASSETS

Intangible assets, which represents the excess of purchase price over fair value of net tangible assets acquired or goodwill, content, customer lists, and non-compete agreements, are amortized on a straight-line basis over the expected periods to be benefited, generally three to five years, three to five years, two to three years and six months to two years, respectively. In addition, intangible assets includes favorable lease rights which represents the difference between contractual terms and market rates for obligations under lease contracts at the date of acquisition. Favorable lease rights are amortized over the remaining lease term.

OTHER ASSETS

Other assets are comprised of licensing fees, offering costs in 1999, the long term portion of content development and other long term items. Licensing and content development fees are amortized based on the lives of the related agreements or the accreditation lives of the related content, generally two years.

LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Management periodically evaluates the carrying value of long-lived assets, including property and equipment and intangible assets and has determined that there were no indications of impairment as of December 31, 1998, 1999 and 2000. Should there be an impairment in the future, the Company would recognize the amount of the impairment based on expected future cash flows from the impaired assets. The cash flow estimates that would be used would be based on management's best estimates, using appropriate and customary assumptions and projections at the time.

ACCOUNTS RECEIVABLE-UNBILLED AND DEFERRED REVENUE

Accounts receivable-unbilled represents revenue earned for contracts accounted for on the percentage of completion basis for which invoices have not been generated. Deferred revenue represents amounts which have been billed or collected, but not yet recognized in revenue.

INCOME TAXES

Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Prior to October 1, 1998, the Company, with the consent of its shareholders, elected Subchapter S status under the provisions of the Internal Revenue Code. The shareholders of an S Corporation are taxed on their proportionate share of the Company's taxable income in lieu of a corporate income tax. Accordingly, no provision, benefit, or liability for federal income taxes has been included in the financial statements for periods prior to October 1,

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (CONTINUED)

1998. The Subchapter S election was not available for Tennessee corporate income tax. On October 1, 1998, the Company terminated the Subchapter S election. Effective October 1, 1998, the Company began providing for federal income taxes.

ADVERTISING

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1998, 1999 and 2000, was approximately $2,900, $121,800 and $1,115,000, respectively.

PRODUCT DEVELOPMENT COSTS

Product development costs include the cost to internally develop and convert content for our installed and ASP products as well as to provide content via portal partners. The Company capitalizes the cost of content developed by third parties where the life expectancy is greater than one year. During 2000, the Company capitalized approximately $800,000 related to third party content development. Such amounts are included in the accompanying consolidated balance sheet in prepaid development fees. The Company amortizes content development over the expected life, which is generally one to two years. Product development costs incurred to establish the technological feasibility of computer software products that are developed for resale and ASP software and Web sites prior to June 30, 2000 are charged to expense as incurred. Effective July 1, 2000 the Company began accounting for Web site development costs in accordance with EITF Issue No. 00-2 "Accounting for Web Site Development Costs" that provides guidance on when to capitalize versus expense costs incurred to develop a Web site. The Company capitalizes costs incurred between the point of establishing technological feasibility and general release when such costs are material. As of December 31, 1999 and 2000, the Company had no capitalized development costs for computer software that was developed for resale. The Company did not capitalize any Web site development costs during 2000 since the costs incurred with respect to its ASP software and Web sites were incurred prior to June 30, 2000 and costs incurred after June 30, 2000 related to planning or operation of such software and sites.

NET LOSS PER SHARE

The Company computes net loss per share following SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, shares subject to vesting and common shares issuable on assumed conversion of Series A, B and C convertible preferred stock, are included in diluted net loss per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the years ended December 31, 1998, 1999 and 2000, because the effect would be anti-dilutive.

CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company places its temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits.

The Company sells its systems and services to various companies in the healthcare industry. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. During 1998, the Company derived approximately $560,000 of its revenues from Lippincott, Williams and Wilkins, formerly Waverly, Inc. and approximately $260,000 of its revenues from Mosby, Inc. During 1999, the Company derived approximately $380,000 of its revenues from ActivHealth International, Inc. and approximately $240,000 of its revenues from Lippincott, Williams and Wilkins, formerly Waverly, Inc. During 2000, no customer represented more than 10% of total revenue. The Company derived less than 5% of its net revenues from HCA in 2000. The total amounts receivable from Lippincott, Williams and Wilkins, formerly Waverly, Inc. and ActivHealth International, Inc. at December 31, 1999 were approximately $118,000. The total amounts receivable from HCA at December 31, 2000 were approximately $680,000.

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees and other parties with an exercise price not less than the fair value of the shares at the grant date. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recorded. To the extent that options are issued to members of our advisory boards or non-employees, the value of such options is measured in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, cash equivalents and restricted cash: The carrying amounts approximate the fair value because of the short-term maturity or short-term nature of such instruments.

Accounts receivable, accounts receivable-unbilled, interest receivable, accounts payable, accrued liabilities and deferred revenue: The carrying amounts approximate the fair value because of the short-term nature of such instruments.

Investments: The carrying amounts approximate the fair value based on quoted prices.

                               HEALTHSTREAM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to current year presentation.

NEWLY ISSUED ACCOUNTING STANDARDS

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended during 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The Company is required to adopt the provisions of SFAS No. 133 beginning January 1, 2001. The Company had no derivative instruments during 1999 and 2000. Adoption of the statement will not currently have any impact on the consolidated financial statements or related disclosures.

2. ACQUISITIONS

SilverPlatter Education, Inc. On July 23, 1999, the Company acquired substantially all of the assets of SilverPlatter Education, Inc. ("SilverPlatter"), a Boston-based company that provided CD-ROM and Internet-based continuing medical education programs to physicians, for $0.8 million in cash and 49,202 shares of the Company's common stock, and the assumption of certain liabilities. The results of operations are included in the Company's financial statements from July 23, 1999. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists and non-competition agreements of $1.0 million, $0.2 million, and $0.1 million, respectively, and are being amortized on a straight-line basis over three, two and two years, respectively.

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

Quick Study, Inc. On January 11, 2000, the Company acquired substantially all of the assets and liabilities of Quick Study, Inc. ("Quick Study") for $0.1 million in cash and 61,397 shares of the Company's common stock. In addition, the Company issued 6,669 additional shares of common stock based on achievement of revenue goals subsequent to the acquisition. A portion of the shares and the contingently issued shares will be held in an escrow account for a one-year period, subject to claims for indemnification pursuant to the agreement and plan of merger. In connection with the acquisition, the Company assumed $0.1 million of long-term debt. Quick Study published CD-ROM and network-based products for the healthcare industry. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists, and non-competition agreements of $0.6 million, $0.1 million and $0.1 million, respectively, and are being amortized on a straight-line basis over three, three and two years, respectively.

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

EMINet, Inc. On January 28, 2000, the Company acquired substantially all of the assets of Emergency Medicine Internetwork, Inc. d/b/a EMInet ("EMInet") for $0.6 million in cash and 269,902 shares of the Company's common stock. A portion of the shares will be held in an escrow account for a one-year period, subject to claims for indemnification pursuant to the asset purchase agreement. In addition, the Company issued 2,170 additional shares of common stock based on achievement of revenue goals subsequent to the acquisition. EMInet sold approved online medical education content to emergency medical services personnel. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill and customer lists of $2.8 million and $0.5 million, respectively, and are being amortized on a straight-line basis over three years. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business.

Education Design Inc. On July 1, 2000, the Company acquired substantially all of the assets of Education Design, Inc. (EDI) for $3.0 million in cash and 184,421 shares of the Company's common stock. Three-quarters of the shares will be held in an escrow account for a one year period, subject to any claims for indemnification pursuant to the asset purchase agreement. In addition, approximately $300,000 of cash and 31,711 shares of the Company's common stock were provided to the employees of EDI, subject to certain restricted stock award agreements. EDI provided services for live educational events that are supported by the medical device industry. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, content, customer lists, and a non-competition agreement of $1.9 million, $1.5 million, $0.3 million, and $0.1 million, respectively, and are being amortized on a straight-line basis over five years, five years, three years and one year, respectively. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business.

SynQuest Technologies, Inc. On September 18, 2000, the Company acquired substantially all of the assets of SynQuest Technologies, Inc. (SynQuest) for 787,087 shares of the Company's common stock and assumption of certain debt and other liabilities, $2.3 million of which were repaid in connection with the purchase transaction. Approximately two-thirds of the shares will be held in an escrow account subject to any claims or are subject to certain

                               HEALTHSTREAM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

stock vesting agreements. SynQuest provided online training and education to hospitals and healthcare organizations. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, content, and customer lists of $2.1 million, $2.0 million, $0.5 million, respectively, and are being amortized on a straight-line basis over five years, three years, and three years, respectively. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business.

The following unaudited results of operations give effect to the operations of the acquisitions discussed above as if the acquisitions had occurred as of the first day of the fiscal year immediately preceding the year of acquisition. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the period presented or to project the Company's results of operations in any future period.

                                                            YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                                1998                 1999                2000
                                            ------------        -------------       -------------
Revenue                                     $  4,059,529        $  12,818,000       $  13,497,000
Net loss                                    $ (2,156,838)       $ (13,956,000)      $ (23,451,000)
Net loss per share:
    Basic                                   $      (0.65)       $       (2.36)      $       (1.19)
    Diluted                                 $      (0.65)       $       (2.36)      $       (1.19)

In accordance with SFAS 128, escrowed shares and any shares subject to restrictions or vesting are excluded from the weighted average shares outstanding for purposes of calculating net loss per share since such shares are anti-dilutive.

The intangible assets related to the acquisitions summarized above consist of the following:

                                                                                 DECEMBER 31,
                                                                      ---------------------------------
                                                                          1999                  2000
                                                                      -----------           -----------
Intangible assets:
Goodwill                                                              $ 1,047,673           $17,309,384
Content                                                                        --             3,500,000
Customer lists                                                            200,000             2,590,000
Noncompetition agreements                                                 100,000               320,000
Favorable lease rights                                                         --               152,142
                                                                      -----------           -----------
Total intangible assets                                                 1,347,673            23,871,526
                                                                      -----------           -----------
Accumulated amortization                                                 (213,000)           (5,847,000)
                                                                      -----------           -----------
Net intangible assets                                                 $ 1,134,673           $18,024,526
                                                                      ===========           ===========

3. NOTES PAYABLE AND LONG-TERM DEBT - RELATED PARTIES

Notes payable and long-term debt consists of the following:

                                                                                 DECEMBER 31,
                                                                      ---------------------------------
                                                                          1999                  2000
                                                                      -----------           -----------
Notes payable - related parties                                       $ 1,293,000           $        --
                                                                      ===========           ===========

Long-term debt - related party                                        $    12,892           $        --
Less current portion                                                      (12,892)                   --
                                                                      -----------           -----------
                                                                      $        --           $        --
                                                                      ===========           ===========

The Company had notes payable to the Chief Executive Officer ("CEO") and principal stockholder totaling $1,293,000 at December 31, 1999. On April 21, 1999, $1,250,000 of the notes payable were converted into common stock and series B convertible preferred stock. The remaining $1,525,000 was converted into a promissory note ("April note") along with $18,000 of additional indebtedness loaned to the Company by the CEO during 1999. On August 23, 1999, the CEO converted an additional $250,000 of notes payable into series B convertible preferred stock. The remaining $1,293,000 was converted into a new promissory note ("August note"), which had identical terms as the April note. The August note was unsecured and accrued interest at a variable rate equal to the lesser of the margin rate of interest at a designated brokerage account or 10.5% and interest was payable monthly. The August note totaling $1,293,000 was converted into series B convertible preferred stock and then into common stock in connection with the Company's April 2000 initial public offering ("IPO").

The Company had an unsecured long-term promissory note payable to the CEO, totaling $12,892 at December 31, 1999. The note required monthly installments of principal and interest of $2,224 through May 23, 2000. The note accrued interest at 12%. During 1999, the Company had a partially secured demand note payable to a vice president and stockholder of the Company totaling $60,000, which accrued interest at 12% and was converted into series B convertible preferred stock on August 23, 1999.

The Company's weighted average debt outstanding for the year ended December 31, 1999 and the portion of the year ended December 31, 2000 during which the Company had debt outstanding was $2,000,261 and $1,751,059, respectively. The effective interest rate on such debt was 12.5%, 10.1% and 8.8 % for the years ended December 31, 1998, 1999 and the portion of the year ended December 31, 2000 during which the Company had debt outstanding, respectively.

                               HEALTHSTREAM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. SHAREHOLDERS' EQUITY

Common Stock

On April 14, 2000, the Company completed its IPO of 5,000,000 shares of its common stock for net proceeds of $39.8 million. On April 14, 2000, the Company completed a private placement of 1,111,111 shares of its common stock to WebMD for net proceeds of $10.0 million. In addition, the underwriters exercised their right to purchase 275,000 additional shares of common stock in May 2000, which resulted in additional gross proceeds of $2.4 million. Upon consummation of the IPO, all series A, B and C convertible preferred stock converted by its terms into 7,131,153 shares of our common stock. In addition, the $1,293,000 promissory note payable to Robert A. Frist, Jr., the Company's chief executive officer and chairman, also converted into 553,711 shares of common stock. Also in connection with the IPO, the Company repurchased 6,074 shares of common stock.

Preferred Stock

The Company is authorized to issue shares of preferred stock in one or more series, having the relative voting powers, designations, preferences, rights and qualifications, limitations or restrictions, and other terms as the Board of Directors may fix in providing for the issuance of such series, without any vote or action of the shareholders. During 2000, all shares of preferred stock were converted into common stock in connection with the IPO. No additional shares of preferred stock were issued in 2000.

The Company had authorized the issuance of 76,000 shares of preferred stock designated as series A convertible preferred stock, 1,436,961 shares designated as series B convertible preferred stock and 650,000 shares designated as series C convertible preferred stock. On April 21, 1999, the Company amended its charter increasing the authorized shares of preferred stock to 5 million. During 2000, the Company increased the authorized shares of preferred stock to 10 million.

Each holder of preferred stock is entitled to notice of any shareholders' meeting and shall vote with the holders of common stock, except for those matters required by law to be voted upon separately among the holders of common stock and preferred stock. In all cases where the holders of preferred stock and holders of common stock are to vote together, the holder of each share of preferred stock is entitled to the number of votes equal to the number of shares of common stock into which each share of preferred stock is convertible. Except as otherwise required by law, the holders of the preferred stock have voting rights and powers equal to the voting rights and powers of the common stock.

Each share of series A and B convertible preferred stock was converted into the Company's common stock at the conversion rate of 4.28238 shares of common stock per share of series A and B convertible preferred stock. Each share of series C convertible preferred stock was converted into the Company's common stock at the conversion rate of 2.46013 shares of common stock per share of series C convertible preferred stock.

In January and February 1999 the Company issued 35,000 shares of series A convertible preferred stock for $350,000. In April and May 1999 the Company received commitments to purchase 1,030,501 shares of series B convertible preferred stock at $10 per share. On April 21, 1999 and May 10, 1999, the Company issued 527,750 shares of the series B convertible preferred stock in a private placement to a group of institutional and individual investors in exchange for $4,877,500 in cash, the conversion of $250,000 of notes payable to the Company's CEO and the contribution of $150,000 in professional services. The Company issued 502,750 shares of series B convertible preferred stock at $10 per share in August 1999 in exchange for $4,717,500 in cash and the conversion of $250,000 of notes payable to the Company's CEO and the conversion of $60,000 of notes payables to a vice president and stockholder. Also, each holder of series A and series B convertible preferred stock had an option to purchase up to an additional 20% of the number of shares purchased in April, May and August 1999, at $10 per share. Each investor could exercise their option any time prior to April 21, 2000 or within 30 days after a subsequent equity financing of at least $5 million. This financing occurred on September 15, 1999 and therefore these options expired on October 15, 1999.

Through December 31, 1999, investors exercised options and purchased 198,300 shares of series B convertible preferred stock for cash at $10 per share. In August and September 1999, the Company issued 627,406 shares of the series C convertible preferred stock to a group of institutional and individual investors at $10 per share. At all times, the Company has reserved out of its authorized but unissued shares of common stock, a number of its authorized shares of common stock sufficient to effect the conversion into common stock of the series A, B and C convertible preferred shares from time to time. At December 31, 1998 and 1999, the Company reserved and kept available 175,577 and 7,684,866 shares, respectively, of common stock to effect the conversion of the series A, B and C convertible preferred stock.

Warrants

During 1999, the Company entered into a distribution agreement with a business partner. In connection with this agreement, the business partner was provided with a warrant to purchase 245,032 shares of the Company's common stock at $4.06 per share. The warrants expire in June 2009. The issuance of the warrants resulted in the recognition of $748,343 of product development expense in 1999. No part of the 1999 warrant has been exercised as of December 31, 2000.

During February 2000, the Company entered into a four-year Online Education Services Provider Agreement with HCA that included providing a warrant to purchase 2,182,568 shares of the Company's common stock at an exercise price of $7.18 per share. The warrant is exercisable over a four year period. Under the terms of the agreement, HCA will purchase a minimum of $12.0 million in services from the Company over the term of the contract. The Company is amortizing the fair value of the warrant ($8.8 million) as a reduction of revenues proportionately over the term of the four-year agreement. The amortization will fluctuate based on the revenues received from this agreement and will vary as a percentage of revenues based on the estimated revenues over the course of the agreement. During the year ended December 31, 2000, the Company reduced revenues by the $991,693 of expense related to this HCA warrant.

                               HEALTHSTREAM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  INVESTMENTS

At December 31, 2000, the fair value of the Company's investments, which were all available-for-sale, included the following:

                                                             AMORTIZED        UNREALIZED      UNREALIZED         FAIR
                                                                COST            LOSSES           GAINS           VALUE
                                                            ------------      ----------      ----------      ------------
Corporate debt securities                                   $ 10,667,165       $      --       $  68,602      $ 10,735,767
Foreign corporate debt securities                              8,537,985              --          43,043         8,581,028
Secured corporate debt securities                              1,005,498              --           4,812         1,010,310
Equity securities                                                 99,920         (85,901)             --            14,019
                                                            ------------       ---------       ---------      ------------
                                                            $ 20,310,568       $ (85,901)      $ 116,457      $ 20,341,124
                                                            ============       =========       =========      ============

The maturities of the above debt securities at December 31, 2000 are shown below:

Mature within one year                                                                      $  7,451,450
Mature after one year but before two years                                                    12,875,655
                                                                                            ------------
Total debt securities                                                                       $ 20,327,105
                                                                                            ============

6. INCOME TAXES

As described in Note 1, the Company terminated its Subchapter S election on October 1, 1998 and became subject to federal income taxes. As a result of the termination of the Subchapter S election, the Company was required to provide deferred federal income taxes under SFAS 109, "Accounting for Income Taxes." The 1998 provision for income taxes includes the effect of recording a net deferred tax asset and corresponding valuation allowance of $57,287 as a result of the termination of the Subchapter S election.

Income tax benefit differs from the amounts computed by applying the federal statutory rate of 34% to the loss before income taxes as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------------
                                                                        1998               1999                2000
                                                                     ----------        ------------        ------------
Tax benefit at the statutory rate                                    $ (540,430)       $ (1,515,177)       $ (6,897,002)
State income tax benefit, net of federal benefit                        (63,335)           (177,741)           (667,145)
Nondeductible goodwill                                                       --                  --           1,188,473
Other                                                                     2,086               4,382             (69,774)
Tax benefit of losses attributable to shareholders due to
     S corporation status prior to October 1, 1998                      336,301                  --                  --
Deferred taxes recorded upon termination of S corporation status         57,287                  --                  --
Increase in valuation allowance                                         208,091           1,688,536           6,445,448
                                                                     ----------        ------------        ------------
                                                                     $       --        $         --        $         --
                                                                     ==========        ============        ============

Pro forma income taxes for 1998 as if the Company had been a C Corporation for all of that year, have not been reflected in the financial statements because a 100% valuation allowance would have been provided and accordingly there would not have been a tax benefit.

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                            DECEMBER 31,
                                                                                -----------------------------------
                                                                                    1999                   2000
                                                                                ------------           ------------
Deferred tax assets:
Allowance for doubtful accounts                                                 $     13,914           $     75,240
Differences related to business combinations                                          66,726                718,930
Accrued liabilities                                                                   18,841                 41,048
Deferred revenue                                                                     303,351                     --
Difference related to warrants                                                       284,370                661,214
Research and development credits                                                          --                 57,448
Other                                                                                     --                  3,458
Net operating loss carryforwards                                                   1,418,589              7,044,093
                                                                                ------------           ------------
Total deferred tax assets                                                          2,105,791              8,601,431
Less: Valuation allowance                                                         (2,069,017)            (8,514,465)
                                                                                ------------           ------------
                                                                                      36,774                 86,966
Deferred tax liability - depreciation                                                (36,774)               (86,966)
                                                                                ------------           ------------
Net deferred tax asset                                                          $         --           $         --
                                                                                ============           ============

                               HEALTHSTREAM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

As of December 31, the Company had federal and state net operating loss carryforwards of $3,326,625 and $7,188,395, respectively in 1999 and $18,099,076 and $22,260,182 respectively in 2000. These losses will expire in years 2012 through 2020. A portion of these losses may be subject to limitation in future years.

The Company has established a valuation allowance for deferred tax assets at December 31, 1999 and 2000 due to the uncertainty of realizing these assets in the future. The valuation allowance increased $208,091 during 1998, $1,688,536 during 1999 and $ 6,445,448 in 2000. No federal or state income tax payments were made during the years ended December 31, 1998, 1999 and 2000.

7. STOCK OPTION PLAN

The Company's 1994 Employee Stock Option Plan ("1994 Plan") and 2000 Stock Incentive Plan ("2000 Plan") (The 1994 Plan and the 2000 Plan are collectively referred to as "the Plan") authorizes the grant of options to employees, officers and directors. In February 2000, the Company adopted the 2000 Plan. The terms of the 2000 Plan are substantially similar to the 1994 Plan. Options granted under the Plan have terms of no more than ten years with certain restrictions. The Plan allows the Board of Directors to determine the vesting period of each grant. The vesting period of the options granted ranges from immediate vesting to four years. In connection with the 2000 Plan, 5,000,000 shares have been reserved for issuance, bringing the total shares reserved for issuance through options to 9,000,000 shares.

The Company accounts for its stock incentive plans in accordance with APB 25. If the alternative method of accounting for stock incentive plans prescribed by SFAS 123 had been followed, the Company's net loss and net loss per share would have been:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------------
                                                                     1998                  1999                  2000
                                                                 ------------          ------------          -------------
Net loss as reported                                             $ (1,589,500)         $ (4,456,404)         $ (20,285,301)
Pro forma compensation expense                                         80,849               289,426              1,524,880
                                                                 ------------          ------------          -------------
Pro forma net loss                                               $ (1,670,349)         $ (4,745,830)         $ (21,810,181)
                                                                 ============          ============          =============
Pro forma basic and diluted net loss per share                   $      (0.51)         $      (1.26)         $       (1.38)
                                                                 ============          ============          =============

The resulting pro forma disclosures may not be representative of that to be expected in future years. The weighted average fair value of options granted was estimated using the minimum value option pricing model in 1998, 1999 and 2000 prior to the Company's IPO and the Black-Scholes method subsequent to the Company's IPO. The assumptions used for these estimates include:

                                                                     1998                   1999                    2000
                                                                    -----                   ----                    -----
ASSUMPTIONS (WEIGHTED AVERAGE)
Risk-free interest rate                                             5.70%                   6.00%                   6.00%
Expected dividend yield                                              0.0%                    0.0%                    0.0%
Expected life (in years)                                               5                       5                       5
Volatility                                                            --                      --                      60%

The estimated weighted average fair values of options granted during 1998, 1999 and 2000 using the above pricing models were $0.58; $1.11; and $2.09, respectively.

A progression of activity and various other information relative to stock options is presented in the table below.

                                                     1998                       1999                        2000
                                            -----------------------     ----------------------     -------------------------
                                                          WEIGHTED-                  WEIGHTED-                     WEIGHTED-
                                                           AVERAGE                    AVERAGE                       AVERAGE
                                             COMMON       EXERCISE       COMMON       EXERCISE       COMMON        EXERCISE
                                             SHARES        PRICE         SHARES        PRICE         SHARES         PRICE
                                            ---------     ---------     ---------    ---------     ----------      ---------
Outstanding - beginning of period           1,170,639       $0.57       1,650,784       $1.07       2,470,229        $2.84
Granted                                       496,332        2.30       1,383,892        4.29       2,097,316         6.21
Exercised                                          --          --        (427,085)       0.54        (801,997)        0.75
Forfeited                                     (16,187)       2.30        (137,362)       3.26        (639,809)        7.30
                                            ---------                   ---------                  ----------
Outstanding - end of period                 1,650,784        1.07       2,470,229        2.84       3,125,739         4.73
                                            =========                   =========                  ==========
Exercisable at end of period                1,196,539        0.61         892,477        1.08         665,261         4.51
                                            =========                   =========                  ==========

In July and August 1999, the CEO exercised options granted in 1995 and purchased 416,250 shares of the Company's common stock at an exercise price of $0.54 per share. In December 1999, the then president exercised options granted in 1994 and purchased 3,170 shares of the Company's common stock at an exercise price of $0.608 per share. During 1998, the Company modified the terms of an option grant to an employee who left the employment of the Company by extending the exercise date of the options. At the time of the modification, the Company recognized compensation expense totaling $128,232 for the difference between the fair market value and the exercise price of the options. During August 2000, the CEO exercised options granted in 1995 and purchased 314,500 shares of the Company's common stock at an average exercise price of $0.57 per share. During August 2000, a vice president also exercised options that were granted in 1995 and purchased 105,243 shares at an average exercise price of $0.58 per share.

During 1999, the Company issued 51,800 stock options to its medical and nursing advisory boards at exercise prices ranging from $2.34 to $6.49 that immediately vested. The Company recognized $11,760 of expense in connection with these grants. During 2000, the Company issued 27,254 stock

                               HEALTHSTREAM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

options to its professional consulting boards at exercise prices ranging from $2.125 to $ 11.89 per share and recognized $29,900 of expense in connection with these grants. During 2000, the Company also granted options to individuals for services and recognized $16,000 of expense in connection with these grants.

Shares of common stock available for future grants of options totaled 1,102,685 and 3,868,004 at December 31, 1999 and 2000, respectively. Exercise prices per share and various other information for options outstanding at December 31, 2000 are segregated into ranges as follows:

                                                       OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                          ------------------------------------------------   ----------------------------
                                                                             WEIGHTED                        WEIGHTED
                                                            WEIGHTED          AVERAGE                         AVERAGE
                                            NUMBER      AVERAGE EXERCISE      REMAINING       NUMBER       EXERCISE PRICE
EXERCISE PRICE PER SHARE                  OF SHARES      PRICE PER SHARE  CONTRACTUAL LIFE   OF SHARES       PER SHARE
                                          ---------     ----------------  ----------------   ---------     --------------
$0.61                                        18,500          $ 0.61             4.2            18,500          $  0.61
$2.125                                      838,963           2.125             7.8             7,846            2.125
$2.34                                       327,383            2.34             4.6           170,675             2.34
$4.06                                       938,413            4.06             6.7           312,303             4.06
$5.42                                       152,500            5.42             7.5                --               --
$6.49                                       271,025            6.49             7.0            52,262             6.49
$8.65                                       156,540            8.65             7.1            23,125             8.65
$9.00                                        65,750            9.00             9.1            65,750             9.00
$10.00                                      186,850           10.00             7.2                --               --
$11.89                                      169,815           11.89             7.2            14,800            11.89
                                          ---------          ------          ------           -------          -------
                                          3,125,739            4.73             7.0           665,261             4.51
                                          =========          ======          ======           =======          =======

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a defined-contribution employee benefit plan ("401-K Plan") incorporating provisions of Section 401(k) of the Internal Revenue Code. Employees of the Company must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401-K Plan. Under the provisions of the 401-K Plan, a plan member may make contributions, on a tax-deferred basis, not to exceed 15% of compensation subject to IRS limitations. The Company does not provide matching contributions.

Employee Stock Purchase Plan

During 2000, the Company adopted an Employee Stock Purchase Plan ("Purchase Plan"), which incorporates the provisions of Section 423 of the Internal Revenue Code. Under the Purchase Plan, 1,000,000 shares of common stock have been reserved for purchase by employees. The Purchase Plan provides for annual offer periods of twelve months to eligible employees. Under the Purchase Plan, eligible employees can purchase through payroll deductions, the lesser of up to 15% of their eligible base compensation or 2,500 shares of common stock, at a price equivalent to 85% of the lesser of the beginning or end of year price.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office facilities in Nashville, TN, Dallas, TX, Denver, CO, Houston, TX, Raleigh, NC and Boston, MA under agreements that expire before or during June 2005. The Nashville, TN lease provides for two five-year renewal options. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. The Company accounts for these leases by recognizing the straight-line rent expense and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The Company also leases certain office equipment under both operating and capital leases. Total rent expense under all operating leases was $51,756, $210,234 and $795,342 for the years ended December 31, 1998, 1999 and 2000, respectively. The Company also leases certain computer and office equipment and office furnishings from various third parties accounted for as capital leases. Future rental payment commitments at December 31, 2000 under capital and non-cancelable operating leases, with initial terms of one year or more, are as follows:

                                                                               CAPITAL               OPERATING
                                                                                LEASES                LEASES
                                                                              ----------            -----------
2001                                                                          $  333,288            $ 1,009,563
2002                                                                             140,816                769,620
2003                                                                              62,818                596,684
2004                                                                              36,877                458,120
2005                                                                               1,212                255,828
2006 (thereafter)                                                                     --                100,000
                                                                              ----------            -----------
Total minimum lease payments                                                  $  575,011            $ 3,189,815
                                                                                                    ===========
Less amounts representing interest                                               (70,108)
                                                                              ----------
Present value of net minimum lease payments (including $288,831
     classified as current)                                                   $  504,903
                                                                              ==========

The carrying value of assets under capital leases, which are included with owned assets in the accompanying balance sheets was $275,596 and $395,850 at December 31, 1999 and 2000, respectively. Amortization of the assets under the capital leases is included in depreciation expense.

                               HEALTHSTREAM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Legal Issues

On November 17, 2000, a complaint was filed in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis against the Company, SynQuest and two individual shareholders of SynQuest. The complaint asserts that HealthStream violated the terms of a licensing agreement entered into between HealthStream and the plaintiff and that HealthStream allegedly failed to pay royalties due to the plaintiff pursuant to the terms of that agreement. The plaintiff also alleges that HealthStream induced SynQuest to breach a marketing agreement entered into between SynQuest and the plaintiff. Alternatively, the plaintiff alleges that HealthStream, which purchased certain assets of SynQuest, is liable for SynQuest's alleged breach of the marketing agreement pursuant to the legal theory of successor liability. The aggregate damages alleged total approximately $9.0 million. We believe the allegations in the complaint are without merit, intend to defend the litigation vigorously and do not believe this litigation will have a material adverse effect on our financial condition or results of operations.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect the financial position, operations or liquidity of the Company.

10. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------------
                                                                        1998                 1999            2000
                                                                    -----------          -----------     -------------
Numerator:
     Net loss                                                       $(1,589,500)         $(4,456,404)    $(20,285,301)
                                                                    ===========          ===========     ============
Denominator:
     Weighted-average shares outstanding                              3,256,307            3,756,556       15,785,946
                                                                    ===========          ===========     ============
     Net loss per share, basic and diluted                          $     (0.49)         $     (1.19)    $      (1.29)
                                                                    ===========          ===========     ============

For the years ended December 31, 1998, 1999 and 2000, the calculation of weighted average and equivalent shares excluded options, warrants, restricted stock and convertible preferred stock because such items were anti-dilutive. The equivalent common shares related to such options, warrants, restricted stock and preferred stock were 1,826,362 in 1998, 9,846,414 in 1999 and 6,522,065 in 2000.

11. STRATEGIC ALLIANCES

The Company periodically enters into strategic alliances with distribution partners, content partners and development partners. Typically, these arrangements provide for payments to these partners based on a percentage of revenues or based on hours of courseware developed. In connection with such arrangements, the Company has entered into agreements with three entities that provide for up front payments of approximately $302,000 in 2001, all of which are nonrefundable. Additional payments may be required upon delivery of courses or occurrence of certain events. In addition, the Company has commitments of approximately $100,000 related to content development services. Payment of such amounts is contingent upon delivery of content by the provider.

The Company entered into a distribution agreement with a business partner during 1999 that provided the business partner with a warrant to purchase 245,032 shares of the Company's common stock at $4.06 per share. The warrant expires in June 2009. The issuance of the warrant resulted in recognition of $748,343 of product development expense in 1999. No part of the 1999 warrant has been exercised as of December 31, 2000.

The Company also entered into a development agreement in January 2000 with a private company under which the Company paid $95,000 and paid the entity another $400,000 during 2000 as courses were developed. In connection with this agreement, the Company received a warrant to purchase 223,834 shares of the entity's common stock at an exercise price of $4.47 per share.

In February 2000, the Company entered into a five-year agreement with WebMD. The agreement provided that the Company would be the exclusive provider of education, continuing education and training services for all healthcare organizations, healthcare professionals and healthcare workers on all Web sites owned or operated by WebMD. The Company committed to pay WebMD a guaranteed minimum royalty of $6.0 million per year. The agreement also provided that the Company would receive 100% of any revenues from the sale of its products and services until all payments to WebMD were recovered, and after that revenues would be shared 75% to the Company and WebMD would receive 25% of any revenues. WebMD also committed to purchase $10.0 million of the Company's common stock in a private sale that closed concurrent with the Company's IPO. WebMD also agreed to provide certain marketing and co-branding services to the Company under this agreement. During 2000, the Company expensed and paid WebMD $1.5 million. At December 31, 2000, the accompanying balance sheet includes accrued and unpaid royalties related to this agreement of $1.5 million. As noted below, this agreement was terminated during January 2001.

12. SUBSEQUENT EVENTS

On January 5, 2001, the Company terminated its prior agreement with WebMD and set forth a new business arrangement. Under the new, non-exclusive three-year agreement, the Company will be a preferred provider of continuing medical education, continuing education and board preparation courses for WebMD's professional portal. Under this new arrangement, financial consideration will be based entirely on revenues generated from the sale of HealthStream's services to WebMD's professional portal customers.

This arrangement also terminated the lock-up agreement related to the 1.1 million shares of HealthStream common stock that WebMD purchased in a private offering just prior to the Company's IPO. In connection with this termination, HealthStream gave WebMD the right to sell the shares back to HealthStream at any time through March 30, 2001. On February 8, 2001, WebMD exercised its right to sell the 1.1 million shares of HealthStream common stock back to the Company at $1.7833 per share. The Company reacquired the shares on February 16, 2001.

                               HEALTHSTREAM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the quarter ending March 31, 2001, HealthStream will recognize a gain on termination of the prior WebMD agreement. This gain represents the reversal of the scheduled $1.5 million fixed payment, which was accrued during the quarter ended September 30, 2000, and will be reduced by the fair value of the right granted to WebMD to cause HealthStream to purchase the 1.1 million shares of HealthStream common stock held by WebMD.

On January 26, 2001, the Company acquired substantially all of the assets of de'MEDICI Systems, a business unit of Lippincott, Williams & Wilkins for approximately $360,000 and 181,250 shares of HealthStream common stock. The acquisition adds over 200 hospital customers. The acquisition will be accounted for as a purchase.

During February 2001, options to purchase 40,000 shares of common stock at an exercise price of $1.75 per share were granted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to directors of the Company is incorporated by reference from the information contained in our proxy statement for the 2001 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information contained in our proxy statement for the 2001 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the information contained in our proxy statement for the 2001 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information contained in our proxy statement for the 2001 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements

         Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.

         (a)(2) Financial Statement Schedules

         All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

         (a)(3) Exhibits

NUMBER                                  DESCRIPTION
------                                  -----------
*2.1              Asset Purchase Agreement, dated July 23, 1999, among SilverPlatter Education, Inc.,
                  SilverPlatter Information, Inc. and HealthStream, Inc.
*2.2              Agreement and Plan of Merger, dated January 5, 2000, among HealthStream, Inc., HealthStream
                  Acquisition I, Inc., Quick Study, Inc. and each shareholder of Quick Study, Inc.
*2.3              Asset Purchase Agreement, dated December 16, 1999, among KnowledgeReview, LLC, Louis Bucelli and Maksim Repik, and HealthStream, Inc.
*2.4              Agreement and Plan of Merger, dated January 25, 2000 among HealthStream, Inc., HealthStream
                  Acquisition II, Inc., Multimedia Marketing, Inc., and the stockholders of Multimedia Marketing, Inc.
*2.5              Asset Purchase Agreement, dated January 27, 2000, between Emergency Medicine Internetwork, Inc.
                  and HealthStream, Inc.
*3.1              Form of Fourth Amended and Restated Charter of HealthStream, Inc.
*3.2              Form of Amended and Restated Bylaws of HealthStream, Inc.
*4.1              Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.
4.2               Article 7 of the Fourth Amended and Restated Charter -- included in Exhibit 3.1
4.3               Article II of the Amended and Restated Bylaws -- included in Exhibit 3.2
*4.4              Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical
                  Systems.
*4.5              Warrant to purchase common stock of HealthStream, Inc., dated February 11, 2000, held by
                  Columbia Information Systems.
*4.6              Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation
*10.1             1994 Employee Stock Option Plan, effective as of April 15, 1994
*10.2             2000 Stock Incentive Plan, effective as of April 10, 2000
*10.3             Form of Indemnification Agreement
*10.4             Executive Employment Agreement, dated April 21, 1999, between HealthStream, Inc. and Robert A. Frist, Jr.
*10.5             Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant
*+10.6            Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems
*+10.7            Online Services Agreement between HealthStream, Inc. and Columbia Information Systems.
*10.8             Form of Employee Stock Purchase Plan
*21.1             Subsidiaries of HealthStream, Inc.
23.1              Consent of Ernst & Young LLP, Independent Auditors
24.1              Power of Attorney (included on page 43)

+    Confidential treatment was received, with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

* Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 333-88939).

         (b) Reports on Form 8-K

         Report filed on January 8, 2001 regarding termination of WebMD agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2001.


                                       HEALTHSTREAM, INC.



                                       By:/s/ Robert A. Frist, Jr.
                                          -------------------------------------
                                          Robert A. Frist, Jr.
                                          Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Robert H. Laird, Jr. and Arthur E. Newman, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                SIGNATURE                                         TITLE(S)                                      DATE
                ---------                                         --------                                      ----
/s/ Robert A. Frist, Jr.                          President, Chief Executive Officer and                    March 29, 2001
----------------------------------------          Chairman (Principal Executive Officer)
Robert A. Frist, Jr.


/s/ Arthur E. Newman                              Senior Vice-President and Chief Financial                 March 29, 2001
----------------------------------------          Officer (Principal Financial Officer)
Arthur E. Newman


/s/ Susan A. Brownie                              Vice President of Finance and Corporate                   March 29, 2001
----------------------------------------          Controller (Principal Accounting Officer)
Susan A. Brownie

/s/ Jeffrey L. McLaren
----------------------------------------          Vice Chairman                                             March 29, 2001
Jeffrey L. McLaren


----------------------------------------          Director                                                  March 29, 2001
John Dayani

/s/  James Daniell
----------------------------------------          Director                                                  March 29, 2001
James Daniell

/s/ William Stead
----------------------------------------          Director                                                  March 29, 2001
William Stead

/s/ M. Fazle Husain
----------------------------------------          Director                                                  March 29, 2001
M. Fazle Husain

/s/ Thompson Dent
----------------------------------------          Director                                                  March 29, 2001
Thompson Dent

/s/ Charles N. Martin
----------------------------------------          Director                                                  March 29, 2001
Charles N. Martin

                                INDEX TO EXHIBITS

ITEM                                                    DESCRIPTION
----                                                    -----------

EXHIBITS

NUMBER                                  DESCRIPTION
-----                                   -----------
  *2.1            Asset Purchase Agreement, dated July 23, 1999, among SilverPlatter Education, Inc.,
                  SilverPlatter Information, Inc. and HealthStream, Inc.
  *2.2            Agreement and Plan of Merger, dated January 5, 2000, among HealthStream, Inc., HealthStream
                  Acquisition I, Inc., Quick Study, Inc. and each shareholder of Quick Study, Inc.
  *2.3            Asset Purchase Agreement, dated December 16, 1999, among KnowledgeReview, LLC, Louis Bucelli and Maksim Repik, and HealthStream, Inc.
  *2.4            Agreement and Plan of Merger, dated January 25, 2000 among HealthStream, Inc., HealthStream
                  Acquisition II, Inc., Multimedia Marketing, Inc., and the stockholders of Multimedia Marketing, Inc.
  *2.5            Asset Purchase Agreement, dated January 27, 2000, between Emergency Medicine Internetwork, Inc.
                  and HealthStream, Inc.
  *3.1            Form of Fourth Amended and Restated Charter of HealthStream, Inc.
  *3.2            Form of Amended and Restated Bylaws of HealthStream, Inc.
  *4.1            Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.
   4.2            Article 7 of the Fourth Amended and Restated Charter -- included in Exhibit 3.1
   4.3            Article II of the Amended and Restated Bylaws -- included in Exhibit 3.2
  *4.4            Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical
                  Systems.
  *4.5            Warrant to purchase common stock of HealthStream, Inc., dated February 11, 2000, held by
                  Columbia Information Systems.
  *4.6            Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation
 *10.1            1994 Employee Stock Option Plan, effective as of April 15, 1994
 *10.2            2000 Stock Incentive Plan, effective as of April 10, 2000
 *10.3            Form of Indemnification Agreement
 *10.4            Executive Employment Agreement, dated April 21, 1999, between HealthStream, Inc. and Robert A. Frist, Jr.
 *10.5            Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant
*+10.6            Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems
*+10.7            Online Services Agreement between HealthStream, Inc. and Columbia Information Systems.
 *10.8            Form of Employee Stock Purchase Plan
 *21.1            Subsidiaries of HealthStream, Inc.
  23.1            Consent of Ernst & Young LLP, Independent Auditors
  24.1            Power of Attorney (included on page 43)

+ Confidential treatment was received, or is requested, with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

* Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 333-88939).