Form 10-Q
period 2001-03-31
HEALTHSTREAM INC
filed 2001-05-11
CIK 1095565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 7, 2001, 20,366,058 shares of the Registrant's common stock were outstanding.

                               INDEX TO FORM 10-Q

                               HEALTHSTREAM, INC.

                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
Part I.     Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - December 31, 2000 and
            March 31, 2001 (Unaudited).....................................................     1

            Condensed Consolidated Statements of Operations (Unaudited) - Three Months
            Ended March 31, 2000 and 2001..................................................     2

            Condensed Consolidated Statement of Shareholders' Equity (Unaudited)...........     3

            Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months
            Ended March 31, 2000 and 2001..................................................     4

            Notes to Condensed Consolidated Financial Statements...........................     6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations..................................................................    10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....................    16

Part II.    Other Information

Item 1.     Legal Proceedings..............................................................    17

Item 2.     Changes in Securities and Use of Proceeds......................................    17

Item 6.     Exhibits and Reports on Form 8-K...............................................    17

Signature   ...............................................................................    18

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements


                               HEALTHSTREAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,         MARCH 31,
                                                                                        2000               2001
                                                                                        ----               ----
                                                                                      (NOTE 1)          (UNAUDITED)
         ASSETS
Current Assets:
   Cash and cash equivalents .................................................      $ 19,830,572       $ 12,462,134
   Short term investments ....................................................         7,451,450         15,155,097
   Restricted cash ...........................................................           794,342            910,265
   Interest receivable .......................................................           578,534            463,692
   Accounts receivable, net of allowance for doubtful accounts
      of $198,000 in 2000 and 2001 ...........................................         3,957,149          4,040,840
   Accounts receivable - unbilled ............................................            49,600             49,600
   Prepaid development fees ..................................................           695,427            697,551
   Notes receivable, current portion .........................................           221,750            221,750
   Other prepaid expenses and other current assets ...........................         1,075,776          1,084,736
                                                                                    ------------       ------------
      Total current assets ...................................................        34,654,600         35,085,665
Property and equipment:
   Furniture and fixtures ....................................................           883,660          1,000,475
   Construction in progress ..................................................           117,000                 --
   Equipment .................................................................         3,893,720          4,101,704
   Leasehold improvements ....................................................           885,630            941,085
                                                                                    ------------       ------------
                                                                                       5,780,010          6,043,264
   Less accumulated depreciation and amortization ............................        (1,505,004)        (1,857,530)
                                                                                    ------------       ------------
                                                                                       4,275,006          4,185,734
Intangible assets, net of accumulated amortization
   of $5,847,000 in 2000 and $7,713,000 in 2001 ..............................        18,024,526         17,130,872
Investments ..................................................................        12,889,674          5,744,180
Notes receivable, net of current portion .....................................                --            215,000
Other assets .................................................................           607,770            728,982
                                                                                    ------------       ------------
         Total assets ........................................................      $ 70,451,576       $ 63,090,433
                                                                                    ============       ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................................      $  1,150,996       $    962,010
   Accrued liabilities .......................................................         1,719,906          1,630,309
   Accrued royalties .........................................................         1,500,000                 --
   Registration liabilities ..................................................           794,342            827,727
   Deferred revenue ..........................................................         2,764,235          2,607,210
   Current portion of capital lease obligations ..............................           288,831            251,909
                                                                                    ------------       ------------
         Total current liabilities ...........................................         8,218,310          6,279,165
Capital lease obligations, less current portion ..............................           216,072            168,966
Commitments and contingencies
Shareholders' equity:
   Common stock, no par value, 75,000,000 shares authorized; 21,242,312 shares and 20,312,451 shares issued and outstanding
      at December 31, 2000 and March 31, 2001, respectively ..................        91,221,775         89,976,569
   Accumulated other comprehensive income ....................................            30,556            282,449
   Accumulated deficit .......................................................       (29,235,137)       (33,616,716)
                                                                                    ------------       ------------
         Total shareholders' equity ..........................................        62,017,194         56,642,302
                                                                                    ------------       ------------
         Total liabilities and shareholders' equity ..........................      $ 70,451,576       $ 63,090,433
                                                                                    ============       ============

See accompanying notes.

                               HEALTHSTREAM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                              2000               2001
                                                              ----               ----
Revenues, net of warrant expense of $436,052 in 2001..    $ 1,444,942       $  3,053,962
Operating costs and expenses:
   Cost of revenues ..................................        758,060          1,505,256
   Product development ...............................      1,190,070          1,203,218
   Selling, general and administrative expenses ......      3,179,441          5,311,905
                                                          -----------       ------------
         Total operating costs and expenses ..........      5,127,571          8,020,379
                                                          -----------       ------------
Loss from operations .................................     (3,682,629)        (4,966,417)
                                                          -----------       ------------
Other income (expense):
   Interest and other income .........................        243,150            698,871
   Write off of investment ...........................             --            (99,920)
   Interest expense - related parties ................        (27,285)                --
   Interest expense ..................................        (37,409)           (14,113)
                                                          -----------       ------------
                                                              178,456            584,838
                                                          -----------       ------------
Net loss .............................................    $(3,504,173)      $ (4,381,579)
                                                          ===========       ============
Net loss per share:
   Basic .............................................    $     (0.74)      $      (0.22)
                                                          ===========       ============
   Diluted ...........................................    $     (0.74)      $      (0.22)
                                                          ===========       ============
Weighted average shares of common stock outstanding:
   Basic .............................................      4,743,156         19,967,634
                                                          ===========       ============
   Diluted ...........................................      4,743,156         19,967,634
                                                          ===========       ============

See accompanying notes.

                               HEALTHSTREAM, INC.
      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                            ACCUMULATED
                                                                               ACCUMU-         OTHER         TOTAL
                                                    COMMON STOCK                LATED      COMPREHENSIVE  SHAREHOLDERS
                                               SHARES          AMOUNT          DEFICIT         INCOME        EQUITY
Balance at December 31, 2000 ..............  21,242,312     $ 91,221,775     $(29,235,137)    $ 30,556    $ 62,017,194
                                             ----------     ------------     ------------     --------    ------------

Net loss ..................................          --               --       (4,381,579)          --      (4,381,579)

Unrealized gain on investment, net of
    reclassification adjustment and tax ...          --               --               --      251,893         251,893
                                                                                              --------    ------------

Comprehensive loss ........................          --               --               --           --      (4,129,686)
                                                                                                          ------------

Issuance of common stock in acquisitions ..     181,250          300,186               --           --         300,186

Repurchase of shares in connection with
    WebMD renegotiation ...................  (1,111,111)      (1,981,444)              --           --      (1,981,444)

Recognition of warrant expense ............          --          436,052               --           --         436,052
                                             ----------     ------------     ------------     --------    ------------

Balance at March 31, 2001 .................  20,312,451     $ 89,976,569     $(33,616,716)    $282,449    $ 56,642,302
                                             ==========     ============     ============     ========    ============

                               HEALTHSTREAM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                     2000            2001
                                                                                     ----            ----
OPERATING ACTIVITIES:
Net loss ..................................................................     $(3,504,173)    $ (4,381,579)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation ........................................................          90,466          362,738
      Amortization ........................................................         957,556        1,866,000
      Gain on WebMD renegotiation .........................................              --       (1,500,000)
      Noncash warrant expense .............................................              --          436,052
      Amortization of content fees ........................................              --          126,231
      Amortization of fixed royalties .....................................              --           60,738
      Noncash compensation expense ........................................          16,000           17,625
      Loss on write off of investment .....................................              --           99,920
      Gain on sale of investment ..........................................         (94,438)              --
      Changes in operating assets and liabilities, excluding effects of acquisitions:
         Restricted cash ..................................................              --         (115,923)
         Interest receivable ..............................................              --          114,842
         Accounts receivable ..............................................         103,045          (83,691)
         Accounts receivable - unbilled ...................................           7,111               --
         Prepaid development fees .........................................              --         (128,355)
         Other prepaid expenses and other current assets ..................        (311,883)        (488,503)
         Other assets .....................................................        (749,916)        (336,212)
         Accounts payable .................................................         (83,058)        (188,986)
         Accrued liabilities ..............................................       1,126,446         (100,257)
         Registration liabilities .........................................              --           33,385
         Deferred revenue .................................................        (510,376)        (494,537)
                                                                                -----------     ------------
           Net cash used in operating activities ..........................      (2,953,220)      (4,700,512)

INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired ............................      (1,481,807)        (328,988)
Proceeds from sale of investment ..........................................         122,271               --
Purchase of property and equipment ........................................        (419,072)        (273,466)
                                                                                -----------     ------------
           Net cash used in investing activities ..........................      (1,778,608)        (602,454)

FINANCING ACTIVITIES:
Repurchase of common stock from WebMD .....................................              --       (1,981,444)
Proceeds from exercise of stock options ...................................         225,699               --
Payments on notes payable - related party .................................         (76,016)              --
Payment on notes payable ..................................................         (50,000)              --
Payments on capital lease obligations .....................................         (31,908)         (84,028)
                                                                                -----------     ------------
           Net cash provided by (used in) financing activities ............          67,775       (2,065,472)
                                                                                -----------     ------------

Net decrease in cash and cash equivalents .................................      (4,664,053)      (7,368,438)
Cash and cash equivalents at beginning of period ..........................      13,632,144       19,830,572
                                                                                -----------     ------------

Cash and cash equivalents at end of period ................................     $ 8,968,091     $ 12,462,134
                                                                                ===========     ============

                               HEALTHSTREAM, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED

                                                           THREE MONTHS ENDED MARCH 31,
                                                                2000           2001
                                                                ----           ----
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid ..........................................    $     60,166     $  14,113
                                                            ============     =========
Capital lease obligations incurred .....................    $    160,269     $      --
                                                            ============     =========

Effects of acquisitions:
         Estimated fair value of assets acquired .......    $  1,196,740     $   5,000
         Purchase price in excess of net assets acquired      13,920,389       972,346
         Estimated fair value of liabilities assumed ...      (3,427,806)     (348,172)
         Stock issued ..................................     (10,090,200)     (300,186)
                                                            ------------     ---------

         Cash paid .....................................       1,599,123       328,988
         Less cash acquired ............................        (117,316)           --
                                                            ------------     ---------

         Net cash paid for acquisitions ................    $  1,481,807     $ 328,988
                                                            ============     =========


See accompanying notes.

                               HEALTHSTREAM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000 (included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission).

         During the second quarter of 2000, the Company began recognizing revenues under a services agreement with HCA Information Technology & Services, Inc., an affiliate of HCA - The Healthcare Company (collectively referred to herein as "HCA"). The Company granted HCA a warrant to purchase HealthStream, Inc. common stock. The accompanying Condensed Consolidated Statements of Operations reflect revenues related to the services provided, net of the amortization of the fair value of the related warrant as a reduction of the revenues proportionately over the term of the four-year agreement. The amortization will fluctuate based on the revenues received from this agreement and will vary as a percentage of revenues based on the estimated revenues over the course of the agreement.

2.       MERGERS AND ACQUISITIONS

KnowledgeReview, LLC. On January 3, 2000, the Company acquired substantially all of the assets of KnowledgeReview, LLC (d/b/a "CMECourses.com") for $0.3 million in cash and 17,343 shares of the Company's common stock. All of the shares were held in an escrow account for one year, subject to claims for indemnification pursuant to the asset purchase agreement. KnowledgeReview owned and operated an Internet Web page that provided a search engine (CMEsearch.com) that helped physicians locate continuing medical education by specialty and facilitated online registration for such courses. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists and non-competition agreements of $0.4 million, $40,000 and $20,000, respectively, and are being amortized on a straight-line basis over three years, two years and six months, respectively.

Quick Study, Inc. On January 11, 2000, the Company acquired substantially all of the assets and liabilities of Quick Study, Inc. ("Quick Study") for $0.1 million in cash and 61,397 shares of the Company's common stock. In addition, the Company issued 6,669 additional shares of common stock based on achievement of revenue goals subsequent to the acquisition. A portion of the shares and the contingently issued shares were held in an escrow account for one year, subject to claims for indemnification pursuant to the agreement and plan of merger. In connection with the acquisition, the Company assumed $0.1 million of long-term debt. Quick Study published CD-ROM and network-based products for the healthcare industry. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists, and non-competition agreements of $0.6 million, $0.1 million and $0.1 million, respectively, and are being amortized on a straight-line basis over three, three and two years, respectively.

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


m3 the Healthcare Learning Company. On January 28, 2000, the Company acquired substantially all of the assets and liabilities of Multimedia Marketing, Inc. d/b/a m3 the Healthcare Learning Company ("m3") for $0.6 million in cash and 818,037 shares of the Company's common stock. m3 provided interactive, multimedia education and training solutions to hospitals and other healthcare organizations. A portion of the shares was held in an escrow account for one year, subject to claims for indemnification pursuant to the agreement and plan of merger. In connection with the acquisition, the Company assumed $1.2 million of long-term debt. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill and customer lists of $8.4 million and $1.0 million, respectively, and are being amortized on a straight-line basis over three years.

EMInet, Inc. On January 28, 2000, the Company acquired substantially all of the assets of Emergency Medicine Internetwork, Inc. d/b/a EMInet ("EMInet") for $0.6 million in cash and 269,902 shares of the Company's common stock. A portion of the shares are held in escrow, subject to claims for indemnification pursuant to the asset purchase agreement. In addition, the Company issued 2,170 additional shares of common stock based on achievement of revenue goals subsequent to the acquisition. EMInet sold approved online medical education content to emergency medical services personnel. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill and customer lists of $2.8 million and $0.5 million, respectively, and are being amortized on a straight-line basis over three years.

Education Design, Inc. On July 1, 2000, the Company acquired substantially all of the assets of Education Design, Inc. ("EDI") for $3.0 million in cash and 184,421 shares of the Company's common stock. Three-quarters of the shares will be held in an escrow account, subject to any claims for indemnification pursuant to the asset purchase agreement. In addition, approximately $300,000 of cash and 31,711 shares of the Company's common stock were provided to the employees of EDI, subject to certain restricted stock award agreements. EDI provided services for live educational events that are supported by the medical device industry. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, content, customer lists, and a non-competition agreement of $1.9 million, $1.5 million, $0.3 million, and $0.1 million, respectively, and are being amortized on a straight-line basis over five years, five years, three years and one year, respectively. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business.

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

de'MEDICI Systems. On January 26, 2001, the Company acquired substantially all of the assets of de'MEDICI Systems ("de'MEDICI"), a business unit of Lippincott Williams & Wilkins, Inc., for approximately $360,000 in cash and 181,250 shares of the Company's common stock. de'MEDICI provided computer based education and training to over 230 hospitals and healthcare organizations. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists and trade name of $0.6 million, $0.3 million and $0.1 million, respectively, and are being amortized on a straight-line basis over five years, three years, and three years, respectively. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business.

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The following unaudited pro forma results of operations give effect to the operations of the acquired companies as if the respective acquisitions had occurred on the first day of 2000. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the period presented or to project the Company's results of operations in any future period.

                                                                   THREE MONTHS ENDED
                                                                     MARCH 31, 2000
                                                                     --------------
    Revenues...................................................      $    3,246,000
    Net loss...................................................      $   (4,859,000)
    Net loss per share:
         Basic.................................................      $        (0.87)
         Diluted...............................................      $        (0.87)

         Since the pro forma impact of the de'MEDICI acquisition is not material to the results presented for 2001, no pro forma disclosures are presented. In accordance with SFAS 128, escrowed shares and any shares subject to restrictions or vesting are excluded from the weighted average shares outstanding for purposes of calculating net loss per share since such shares are anti-dilutive.

3.       NET LOSS PER SHARE

         Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and common shares issuable on assumed conversion of series A, B, and C convertible preferred stock, are included in diluted net loss per share only when these shares are dilutive. The total number of shares excluded from the calculations of dilutive loss per share was approximately 12,800,000 at March 31, 2000 and approximately 6,200,000 at March 31, 2001.

4.       INITIAL PUBLIC OFFERING

         On April 14, 2000, the Company completed its initial public offering ("IPO") of 5,275,000 shares of its common stock for net proceeds of $42.2 million. On April 14, 2000, the Company completed a private placement of 1,111,111 shares of its common stock to WebMD, formerly Healtheon/WebMD Corporation ("WebMD"), for net proceeds of $10.0 million. Upon consummation of the IPO, all series A, B, and C convertible preferred stock converted by its terms into 7,131,153 shares of our common stock. In addition, a $1,293,000 promissory note payable to Robert A. Frist, Jr., the Company's chief executive officer and chairman, also converted into 553,711 shares of common stock. Prior to the IPO, the Company effected a 1.85 for one common stock split. All share and per share information has been restated to reflect the stock split.

         During May 2000, the Company repaid the long-term note payable assumed in connection with the acquisition of m3 using a portion of the proceeds of the IPO.

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       RELATIONSHIP WITH WEBMD

         In February 2000, we entered into an agreement with WebMD which provided for us to be the exclusive provider of education, continuing education and training services for healthcare organizations, healthcare professionals and healthcare workers on Web sites owned or operated by WebMD. The agreement provided for payments to WebMD of $6.0 million per year for five years on a quarterly basis as guaranteed minimum royalties. In the first year, $2.0 million of the $6.0 million payment was to be applied toward mutually agreed upon branding and promotion services. Under the agreement, we were to receive 100% of any revenues from the sale of our products and services until we recovered all payments to WebMD, after which we would receive 75% and WebMD would receive 25% of any revenues.

         On January 5, 2001, the Company terminated its prior agreement with WebMD and entered into a new business arrangement. Under the new, non-exclusive three-year agreement, the Company will be a preferred provider of continuing medical education, continuing education and board preparation courses for WebMD's professional portal. Under this new arrangement, financial consideration will be based entirely on revenues generated from the sale of HealthStream's services to WebMD's professional portal customers.

         The arrangement also terminated the lock-up agreement related to the
1.1 million shares of HealthStream common stock that WebMD purchased in a private offering just prior to the Company's IPO. In connection with this termination, HealthStream gave WebMD the right to sell the shares back to HealthStream at any time through March 30, 2001. On February 8, 2001, WebMD exercised its right to sell the 1.1 million shares of HealthStream common stock back to the Company at $1.7833 per share. The Company reacquired the shares on February 16, 2001. In connection with the termination of the prior WebMD agreement, HealthStream recognized a gain of $1.5 million, representing the reversal of the scheduled $1.5 million fixed payment that was accrued during the quarter ended September 30, 2000.

5.       CONTINGENCIES

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

         The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:

         -       our limited operating history;

         -       variability and length of our sales cycle and our product mix;

         -       our history of losses and expectations of continued losses;

         -       our ability to manage rapid growth;

         - successful implementation of the Company's operating and growth strategy, including possible strategic acquisitions;

         - fluctuations in quarterly operating results caused by a variety of factors including the timing of sales and development contracts as well as the adoption of the Internet as a tool for online training and continuing education in the healthcare industry;

         - successful establishment and maintenance of new and existing relationships with content and distribution partners; and

         - global and/or regional economic factors and potential changes in laws and regulations, including, without limitation, changes in federal, state and international laws regulating education, training and Internet transactions.

         For additional information concerning risks and uncertainties that may affect the Company's results of operations, please see the risks outlined under the heading "Risk Factors" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

OVERVIEW

      HealthStream was originally incorporated in 1990 and initiated online operations in March 1999. The Company has evolved from a multimedia content development service provider to a facilitator of computer based training capabilities targeted at the healthcare industry. Revenues are derived from the following categories: provision of services through our application service provider ("ASP") products, content subscriptions, licenses of installed learning management systems, maintenance and technical support services, content and courseware development, sponsorship services, sales of CD-ROM products, Web cast events, event development and registration services, Web site development, online products and training services. Our products and services are targeted at healthcare organizations and pharmaceutical and medical device companies.

      ASP-based products and services, including content subscriptions, are provided on a monthly subscription fee basis based on the number of people within a facility and the content offerings. Revenue derived from our ASP-based products are recognized ratably over the term of the service agreement. The Company also offers training services for ASP users to facilitate integration of this technology. Fees for training are based on the time and efforts of the personnel involved. Revenue for transaction-based online course sales is recognized when the course is delivered. Revenues provided under a service agreement that included the grant of a warrant to HCA are recognized as services are rendered, net of the amortization of the fair value of the related warrant as a reduction of the revenues proportionately over the term of the four-year agreement. Revenue recognition policies for ASP-based products and services vary significantly from our installed products.

      Revenues from installed learning management system fees are recognized upon shipment or installation of the software. Revenues related to installed learning management systems may be subject to fluctuations because purchases of these licenses typically are included in customers' capital expenditure budgets. Charges for services such as training, maintenance and technical support are either based on a fixed fee, estimated usage or actual time incurred. Maintenance and technical support revenues are recognized over the term of the service period. Sponsorship revenue is recognized ratably over the term unless usage exceeds the ratable portion. Revenues derived from the sale of products requiring significant modification, conversion or customization are recorded based on the percentage of completion method using labor hours. Multimedia development revenues are recognized based on the percentage of a project that is completed, while revenues for live event development services are recognized based on the percentage of completion method using labor hours. Event registration services are recognized upon completion of the related event. All other service revenues are recognized as the related services are performed or products are delivered.

      Historically, we have marketed our training and education delivery system directly or licensed it to resellers to re-brand and distribute under their private label. Our primary reseller relationship was with Lippincott Williams & Wilkins, Inc. ("LWW"), a leading medical sciences publisher. LWW's business unit, de'MEDICI Systems, combined its line of training content mandated by the Occupational Safety and Hazards Administration ("OSHA") and the Joint Commission on the Accreditation of Healthcare Organizations ("JCAHO") with our installed learning management systems and their sales force sold the resulting solution directly into healthcare organizations. In January 2001, we purchased de'MEDICI Systems from LWW and acquired the existing base of more than 230 customers.

      We expect to continue to generate revenues by marketing our products and services to healthcare workers through healthcare organizations. We expect that the portion of our revenues related to our ASP-based products and services will increase. Specifically, we will seek to generate revenues from healthcare workers by marketing to their employers or sponsoring organizations.

         An integral part of the Company's strategy is to acquire companies that complement our products and services. Because of the financial impact of the Company's recent acquisitions, the period-to-period comparisons of our financial results are not necessarily meaningful.

         We have acquired the following companies since January 1, 2000:

         - KnowledgeReview, which operated a search engine, cmesearch.com, allowing physicians to locate seminars and purchase educational CD-ROMs and online courseware, for $310,000 in cash and 17,343 shares of our common stock;

         - Quick Study, which owned over 60 Web-based hours of nursing and OSHA content for $59,000 in cash, the assumption of $112,000 in long-term debt and 68,066 shares of our common stock;

         - m3 the Healthcare Learning Company, which provided computer-based training to over 450 hospitals and healthcare facilities, primarily in the areas of OSHA and JCAHO regulatory training, for $600,000 in cash, the assumption of $1.2 million in long-term debt and 818,036 shares of our common stock;

         - EMInet, which provided Web-based educational content for emergency medical services personnel, for $640,000 in cash and 272,072 shares of our common stock;

         - Education Design Inc., which provided services for live educational events that are supported by the medical device industry, for $3.0 million in cash and 184,421 shares of the Company's common stock. In addition, approximately $300,000 of cash and 31,711 shares of the Company's common stock were provided to the employees of EDI, subject to certain restricted stock award agreements.

         - SynQuest Technologies, Inc., which provided online training and education to hospitals and healthcare organizations, for 787,087 shares of the Company's common stock and the assumption of certain debt and other liabilities, $2.3 million of which were repaid in connection with the purchase transaction.

         - de'MEDICI Systems, which provided computer based education and training to over 230 hospitals and healthcare organizations, for approximately $360,000 and 181,250 shares of the Company's common stock.

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

         In February 2000, we entered into an agreement with WebMD which provided for us to be the exclusive provider of education, continuing education and training services for healthcare organizations, healthcare professionals and healthcare workers on Web sites owned or operated by WebMD. The agreement provided for payments to WebMD $6.0 million per year for five years on a quarterly basis as guaranteed minimum royalties. In the first year, $2.0 million of the $6.0 million payment was to be applied toward mutually agreed upon branding and promotion services. Under the agreement, we were to receive 100% of any revenues from the sale of our products and services until we recovered all payments to WebMD, after which we would receive 75% and WebMD would receive 25% of any revenues. WebMD purchased $10.0 million of our common stock at the initial public offering price in a private sale.

         On January 5, 2001, the Company terminated its prior agreement with WebMD and entered into a new business arrangement. Under the new, non-exclusive three-year agreement, the Company will be a preferred provider of continuing medical education, continuing education and board preparation courses for WebMD's professional portal. Under this new arrangement, financial consideration will be based entirely on revenues generated from the sale of HealthStream's services to WebMD's professional portal customers. The arrangement also terminated the lock-up agreement related to the 1.1 million shares of HealthStream common stock that WebMD purchased in a private offering just prior to the Company's IPO. In connection with this termination, HealthStream gave WebMD the right to sell the shares back to HealthStream at any time through March 30, 2001. On February 8, 2001, WebMD exercised its right to sell the 1.1 million shares of HealthStream common stock back to the Company at $1.7833 per share. The Company reacquired the shares on February 16, 2001. In connection with the termination of the prior WebMD agreement, HealthStream recognized a gain of $1.5 million representing the reversal of the scheduled $1.5 million fixed payment, which was accrued during the quarter ended September 30, 2000.

         To date, we have incurred substantial costs to develop our technologies, create, license and acquire our content, build brand awareness, develop our infrastructure and expand our business, and have yet to achieve significant revenues. As a result, we have incurred operating losses in each fiscal quarter since 1994. We expect operating losses and negative cash flow to continue for the foreseeable future as we plan to increase our operating expenses to help expand our business. These costs could have a material adverse effect on our future financial condition or operating results. We believe that period-to-period comparisons of our financial results are not necessarily meaningful, and should not be relied upon as an indication of our future performance.

RESULTS OF OPERATIONS

REVENUES AND EXPENSE COMPONENTS

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Revenues. Revenues currently consist of the provision of services through our ASP-based products, the licensing of the Company's installed learning management systems, maintenance and support services, content subscriptions, content and courseware development, Web cast events, event development and registration services, Web site development, professional and technical consulting services, online products, sale of CD-ROMs and training services.

Cost of Revenues. Cost of revenues consists primarily of salaries and employee benefits, materials, and depreciation associated with the development of interactive media projects as well as royalties paid to content providers and distribution partners based on a percentage of revenues.

Product Development. Product development expenses consist primarily of salaries and employee benefits, depreciation, third-party content acquisition costs, costs associated with the development of content and expenditures associated with maintaining and operating our Web sites and training delivery and administration platforms.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Revenues. Revenues increased $1.7 million, from $1.4 million in 2000 to $3.1 million in 2001, due to revenues attributable to acquired businesses and organic growth. Of the increase, $1.0 million is attributable to live event and development services associated with the EDI acquisition, $0.3 million related to the SynQuest acquisition and the full quarter impact of the m3 acquisition, and $0.3 million related to organic growth associated with our ASP-based products. Revenues were split almost evenly between services to healthcare organizations and services to pharmaceutical and medical device companies, including revenues from the Web distribution network.

         Cost of Revenues. Cost of revenues increased $0.7 million from $0.8 million in 2000 to $1.5 million in 2001. Of the increase, $0.5 million is attributable to the costs associated with live event and development services and related personnel. The remainder of the increase is associated with the increase in personnel associated with our ASP-based products and services. Cost of revenues as a percentage of revenues decreased from 52.5% in 2000 to 49.3% in 2001 primarily as a result of increased revenues related to our ASP-based products and services.

         Product Development. Product development expenses were $1.2 million in both 2000 and 2001. Product development as a percentage of revenues decreased from 82.4% in 2000 to 39.4% in 2001 as a result of increased growth in revenues from ASP-based products and reduced focus on our client server products.

         Selling, General and Administrative. Selling, general and administrative expenses increased $2.1 million from $3.2 million in 2000 to $5.3 million in 2001. General and administrative expenses, excluding a one-time gain of $1.5 million on renegotiation of the WebMD agreement, increased from $1.1 million in 2000 to $3.1 million in 2001. Sales and marketing expenses, including personnel costs, increased from $1.1 million in 2000 to $1.4 million in 2001. Depreciation and amortization expenses increased from $1.0 million in 2000 to $2.3 million in 2001. General and administrative expenses increased by $2.0 million due to increased facility costs, increases in administrative personnel related to the EDI and SynQuest acquisitions, increases in fixed royalty payments and severance expenses related to consolidation of duplicative functions. Sales and marketing expenses increased $0.3 million to $1.4 million as a result of sales personnel added as a result of the SynQuest acquisition. The $1.3 million increase in depreciation and amortization is attributable to the amortization of intangibles including goodwill, non-competition agreements and customer lists related to the acquisitions. As a percentage of revenues, selling, general and administrative expenses, excluding the one-time gain on renegotiation of the WebMD agreement, increased from 220% in 2000 to 223% in 2001 as a result of the increases in personnel and infrastructure discussed above.

         Other Income/Expense. Other income and expense increased $0.4 million from approximately $0.2 million in 2000 to $0.6 million in 2001 related to increased interest income which resulted from the investment of the proceeds of the Company's IPO during the second quarter of 2000. This increase in interest income was offset by a loss of approximately $100,000 related to the write off of an investment. Interest expense decreased approximately $50,000 related to the conversion of related party notes and repayment of debt in connection with the Company's IPO.

         Net Loss. Net loss increased $0.9 million from $3.5 million in 2000 to $4.4 million in 2001 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations largely through the public and private placements of equity securities, loans from related parties and, to a lesser extent, from revenues generated from custom development fees and product sales. In April 2000 we completed an initial public offering of common stock resulting in net proceeds of $42.2 million and a concurrent private placement of common stock to WebMD resulting in net proceeds of $10.0 million.

         Net cash used in operating activities was $3.0 million in the first quarter of 2000 and $4.7 million in the first quarter of 2001. Cash used in operating activities during the quarter ended March 31, 2000, which excludes the effects of acquisitions, was attributable to a $3.5 million net operating loss and increases in prepaid expenses and other current assets, other assets and decreases in deferred revenue which were partially offset by increases in depreciation and amortization as well as increases in accrued liabilities and a decrease in accounts receivable. Cash used in operating activities during the quarter ended March 31, 2001 related to the $4.4 million net loss, the non-cash gain on the WebMD renegotiation, increases in prepaid development, prepaid expenses and other current assets, decreases in accounts payable, accrued liabilities and deferred revenue, which were partially offset by increases in depreciation and amortization as well as decreases in interest receivable.

         Net cash used in investing activities was $1.8 million in the first quarter of 2000 and $0.6 million in the first quarter of 2001. Cash used in investing activities during the first quarter of 2000 related to the m3, EMInet, Quick Study and KnowledgeReview acquisitions totaled $1.5 million and cash paid for the purchase of property and equipment totaled $0.4 million. In the first quarter of 2000, these outflows were partially offset by the receipt of $0.1 million from the sale of investments by the Company. During the first quarter of 2001, cash outflows related to the purchase of de'MEDICI Systems and the purchase of property and equipment.

         Cash provided by financing activities was $0.1 million in the first quarter of 2000 while $2.1 million was used in financing activities in the first quarter of 2001. During the first quarter of 2000, cash provided by financing activities related to $0.2 million received in connection with the exercise of stock options, which was offset by $0.1 million of repayments of debt and capital leases. Cash used in financing activities during the first quarter of 2001 related primarily to $2.0 million related to the repurchase of common stock from WebMD.

         In connection with our agreement with HCA, HCA will pay us revenues of at least $12.0 million over the four-year term of the agreement. As discussed above, the Company expects to amortize the estimated fair value of the warrant ($8.8 million) as a reduction of revenues proportionately over the term of the agreement. This amortization will fluctuate based on the revenues received from this agreement and will vary as a percentage of revenues based on the estimated revenues over the course of the agreement.

         We also expect to incur additional product development costs, some of which will be capitalized, and sales and marketing costs to grow our business. As a result of the anticipated growth in personnel, development and online transactions, we expect that our capital expenditures will be approximately $3.0 million during the remainder of 2001.

         Our arrangements with distribution, content and development partners have typically provided for payments based on revenues, and we expect to continue similar arrangements in the future. In addition to such percentage payments, we have fixed payment commitments of approximately $250,000 during the remainder of 2001. We also have fixed educational grant commitments of approximately $100,000 during the remainder of 2001. We have variable commitments of approximately $100,000 related to agreements under which other organizations have agreed to provide content development services for us. Payments under these development arrangements are contingent upon the delivery of services.

         As of March 31, 2001, our primary source of liquidity was $34.7 million of cash and cash equivalents, restricted cash, investments and related interest receivable. As of April 30, 2001, the Company had cash, restricted cash, investments and related interest receivable of $32.6 million. We believe that our existing cash, restricted cash, investments and interest receivable will be sufficient to meet anticipated cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months. Our growth strategy may include acquiring companies that complement our products and services. We anticipate that these acquisitions, if any, will be effected through issuance of our common stock and to a lesser extent, the payment of cash. Our inability to use our common stock to finance acquisitions or failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on acceptable terms could harm our business, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk.

         As of March 31, 2001, we had no outstanding indebtedness other than capital lease arrangements. Accordingly, the Company is not exposed to significant market risk. The Company is exposed to market risk with respect to the cash and cash equivalents that it invests. At April 30, 2001, we had approximately $32.6 million of cash, restricted cash, investments and accrued interest that were invested in a combination of short and long-term investments. At this investment level a hypothetical 10% decrease in the interest rate would decrease interest income and increase net loss on an annualized basis by approximately $326,000.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On January 26, 2001, the Company issued 181,250 shares of its common stock to Lippincott Williams & Wilkins, Inc. in partial consideration for the acquisition of the assets of its de'MEDICI Systems division in a private placement under Section 4(2) of the Securities Act of 1933, in which no pubic solicitations were made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         Report filed on January 8, 2001 regarding termination of WebMD agreement.

         SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEALTHSTREAM, INC.

                                     By:  /s/ ARTHUR E. NEWMAN
                                          ----------------------------------
                                          Arthur E. Newman
                                          Chief Financial Officer
                                          May 11, 2001