Form 10-Q
period 2001-06-30
HEALTHSTREAM INC
filed 2001-08-13
CIK 1095565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 10, 2001, 20,366,057 shares of the Registrant's common stock were outstanding.

                               INDEX TO FORM 10-Q

                               HEALTHSTREAM, INC.

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - December 31, 2000 and
         June 30, 2001 (Unaudited).................................................  1

         Condensed Consolidated Statements of Operations (Unaudited) - Three Months
         Ended June 30, 2000 and 2001..............................................  2

         Condensed Consolidated Statements of Operations (Unaudited) - Six Months
         Ended June 30, 2000 and 2001..............................................  3

         Condensed Consolidated Statement of Shareholders' Equity (Unaudited)......  4

         Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months
         Ended June 30, 2000 and 2001..............................................  5

         Notes to Condensed Consolidated Financial Statements......................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations............................................................. 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................ 18

Part II. Other Information

Item 1.  Legal Proceedings......................................................... 19

Item 2.  Changes in Securities and Use of Proceeds................................. 19

Item 4.  Submission of Matters to a Vote of Security Holders....................... 19

Item 6.  Exhibits and Reports on Form 8-K.......................................... 20

         Signature................................................................. 21

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                               HEALTHSTREAM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,       JUNE 30,
                                                                                     2000            2001
                                                                                 ------------    ------------
                                                                                   (NOTE 1)       (UNAUDITED)

         ASSETS
Current Assets:
   Cash and cash equivalents .................................................   $ 19,830,572    $  9,214,680
   Short term investments ....................................................      7,451,450      18,432,361
   Restricted cash ...........................................................        794,342         392,430
   Interest receivable .......................................................        578,534         525,803
   Accounts receivable, net of allowance for doubtful accounts
      of $198,000 in 2000 and $185,000 in  2001 ..............................      3,957,149       4,056,797
   Accounts receivable - unbilled ............................................         49,600         339,245
   Prepaid development fees ..................................................        695,427       1,143,805
   Notes receivable, current portion .........................................        221,750         221,750
   Other prepaid expenses and other current assets ...........................      1,075,776       1,251,555
                                                                                 ------------    ------------
      Total current assets ...................................................     34,654,600      35,578,426
Property and equipment:
   Furniture and fixtures ....................................................        883,660         913,188
   Construction in progress ..................................................        117,000              --
   Equipment .................................................................      3,893,720       4,485,180
   Leasehold improvements ....................................................        885,630         954,183
                                                                                 ------------    ------------
                                                                                    5,780,010       6,352,551
   Less accumulated depreciation and amortization ............................     (1,505,004)     (2,256,433)
                                                                                 ------------    ------------
                                                                                    4,275,006       4,096,118
Intangible assets, net of accumulated amortization
   of $5,847,000 in 2000 and $9,600,000 in 2001 ..............................     18,024,526      15,397,841
Investments ..................................................................     12,889,674       2,680,248
Note receivable, net of current portion ......................................             --         215,000
Other assets .................................................................        607,770         482,512
                                                                                 ------------    ------------
         Total assets ........................................................   $ 70,451,576    $ 58,450,145
                                                                                 ============    ============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................................   $  1,150,996    $  1,056,476
   Accrued liabilities .......................................................      1,719,906       1,821,014
   Accrued royalties .........................................................      1,500,000          90,110
   Registration liabilities ..................................................        794,342         392,430
   Deferred revenue ..........................................................      2,764,235       2,639,739
   Current portion of capital lease obligations ..............................        288,831         174,074
                                                                                 ------------    ------------
         Total current liabilities ...........................................      8,218,310       6,173,843
Capital lease obligations, less current portion ..............................        216,072         140,788
Commitments and contingencies
Shareholders' equity:
   Common stock, no par value, 75,000,000 shares authorized; 21,242,312 shares and 20,366,057 shares issued and outstanding
      at December 31, 2000 and June 30, 2001, respectively ...................     91,221,775      90,715,647
   Accumulated other comprehensive income ....................................         30,556         244,295
   Accumulated deficit .......................................................    (29,235,137)    (38,824,428)
                                                                                 ------------    ------------
         Total shareholders' equity ..........................................     62,017,194      52,135,514
                                                                                 ------------    ------------
         Total liabilities and shareholders' equity ..........................   $ 70,451,576    $ 58,450,145
                                                                                 ============    ============

See accompanying notes.

                               HEALTHSTREAM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30,
                                                                2000            2001
                                                            ------------    ------------
Revenues, net of warrant expense of $330,095 and $504,803
   in 2000 and 2001 .....................................   $  2,200,759    $  3,523,348
Operating costs and expenses:
   Cost of revenues .....................................      1,039,726       1,112,227
   Product development ..................................      1,238,562       1,284,341
   Office consolidation charge ..........................             --         400,678
   Selling, general and administrative expenses .........      5,930,369       6,309,868
                                                            ------------    ------------
         Total operating costs and expenses .............      8,208,657       9,107,114
                                                            ------------    ------------
Loss from operations ....................................     (6,007,898)     (5,583,766)
                                                            ------------    ------------
Other income (expense):
   Interest and other income ............................        486,894         388,812
   Interest expense - related parties ...................         (6,970)             --
   Interest expense .....................................        (28,440)        (12,758)
                                                            ------------    ------------
                                                                 451,484         376,054
                                                            ------------    ------------
Net loss ................................................   $ (5,556,414)   $ (5,207,712)
                                                            ============    ============
Net loss per share:
   Basic ................................................   $      (0.30)   $      (0.26)
                                                            ============    ============
   Diluted ..............................................   $      (0.30)   $      (0.26)
                                                            ============    ============
Weighted average shares of common stock outstanding:
   Basic ................................................     18,595,372      19,654,707
                                                            ============    ============
   Diluted ..............................................     18,595,372      19,654,707
                                                            ============    ============

See accompanying notes.

                               HEALTHSTREAM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                                2000            2001
                                                            ------------    ------------
Revenues, net of warrant expense of $330,095 and $940,855
   in 2000 and 2001 .....................................   $  3,645,701    $  6,577,310
Operating costs and expenses:
   Cost of revenues .....................................      1,797,786       2,617,483
   Product development ..................................      2,428,632       2,487,559
   Office consolidation charge ..........................             --         400,678
   Selling, general and administrative expenses .........      9,109,810      11,621,773
                                                            ------------    ------------
         Total operating costs and expenses .............     13,336,228      17,127,493
                                                            ------------    ------------
Loss from operations ....................................     (9,690,527)    (10,550,183)
                                                            ------------    ------------
Other income (expense):
   Interest and other income ............................        730,044       1,087,683
   Write off of investment ..............................             --         (99,920)
   Interest expense - related parties ...................        (34,255)             --
   Interest expense .....................................        (65,849)        (26,871)
                                                            ------------    ------------
                                                                 629,940         960,892
                                                            ------------    ------------
Net loss ................................................   $ (9,060,587)   $ (9,589,291)
                                                            ============    ============
Net loss per share:
   Basic ................................................   $      (0.78)   $      (0.48)
                                                            ============    ============
   Diluted ..............................................   $      (0.78)   $      (0.48)
                                                            ============    ============
Weighted average shares of common stock outstanding:
   Basic ................................................     11,669,264      19,811,171
                                                            ============    ============
   Diluted ..............................................     11,669,264      19,811,171
                                                            ============    ============

See accompanying notes.

                               HEALTHSTREAM, INC.
      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                                    ACCUMULATED
                                                                                                       OTHER         TOTAL
                                                         COMMON STOCK               ACCUMULATED    COMPREHENSIVE   SHAREHOLDERS
                                                   SHARES            AMOUNT           DEFICIT          INCOME         EQUITY
                                                 -----------      ------------      ------------      --------     ------------
Balance at December 31, 2000 ...............      21,242,312      $ 91,221,775      $(29,235,137)     $ 30,556     $ 62,017,194
                                                 -----------      ------------      ------------      --------     ------------
Net loss ...................................              --                --        (9,589,291)           --       (9,589,291)

Unrealized gain on investment, net of
      reclassification adjustment and tax ..              --                --                --       213,739          213,739
                                                                                                      --------     ------------
Comprehensive loss .........................              --                --                --            --       (9,375,552)
                                                                                                                   ------------
Issuance of common stock in acquisitions ...         181,250           300,186                --            --          300,186

Issuance of common stock to Employee Stock
   Purchase Plan ...........................          53,606            56,956                --            --           56,956

Repurchase of shares in connection with
      WebMD renegotiation ..................      (1,111,111)       (1,981,444)               --            --       (1,981,444)

Valuation of WebMD repurchase right ........              --           120,000                --            --          120,000

Issuance of stock options to advisory boards              --            57,319                --            --           57,319

Recognition of warrant expense .............              --           940,855                --            --          940,855
                                                 -----------      ------------      ------------      --------     ------------
Balance at June 30, 2001 ...................      20,366,057      $ 90,715,647      $(38,824,428)     $244,295     $ 52,135,514
                                                 ===========      ============      ============      ========     ============

                               HEALTHSTREAM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                             2000            2001
                                                                        ------------    ------------
OPERATING ACTIVITIES:
Net loss ............................................................   $ (9,060,587)   $ (9,589,291)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation ..................................................        309,171         805,162
      Amortization ..................................................      2,266,863       3,753,000
      Gain on WebMD renegotiation ...................................             --      (1,500,000)
      Office consolidation charge ...................................             --         400,678
      Noncash warrant expense .......................................        330,095         940,855
      Amortization of content fees ..................................             --         216,237
      Amortization of fixed royalties ...............................             --         127,692
      Noncash compensation expense ..................................         45,900          35,250
      Issuance of stock options to advisory boards ..................             --          57,319
      Loss on write off of investment ...............................             --          99,920
      Gain on sale of investment ....................................        (94,438)             --
      Changes in operating assets and liabilities, excluding
         effects of acquisitions:
         Restricted cash ............................................             --         401,912
         Interest receivable ........................................             --          52,731
         Accounts receivable ........................................       (822,358)       (189,472)
         Accounts receivable - unbilled .............................       (326,609)       (289,645)
         Prepaid development fees ...................................             --        (664,615)
         Other prepaid expenses and other current assets ............       (786,243)       (678,639)
         Other assets ...............................................        131,733        (304,742)
         Accounts payable ...........................................        387,753         (94,520)
         Accrued royalties and other liabilities ....................        240,187        (220,120)
         Registration liabilities ...................................             --        (401,912)
         Deferred revenue ...........................................       (427,501)       (282,153)
                                                                        ------------    ------------
           Net cash used in operating activities ....................     (7,806,034)     (7,324,353)

INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired ......................     (1,481,807)       (328,988)
Proceeds from sale of investment ....................................        122,271              --
Issuance of note receivable .........................................             --        (215,000)
Purchase of property and equipment ..................................     (1,318,360)       (633,022)
                                                                        ------------    ------------
           Net cash used in investing activities ....................     (2,677,896)     (1,177,010)

                               HEALTHSTREAM, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                             2000            2001
                                                                        ------------    ------------
FINANCING ACTIVITIES:
Repurchase of common stock from WebMD ...............................             --      (1,981,444)
Proceeds from issuance of common stock, net of underwriting discount      54,151,750              --
Expenses of issuing common stock ....................................     (1,977,629)             --
Repayment of note payable ...........................................     (1,180,000)             --
Issuance of common stock to Employee Stock Purchase Plan ............             --          56,956
Proceeds from exercise of stock options .............................        356,866              --
Payments on notes payable - related party ...........................        (82,559)             --
Repurchase of common stock in connection with initial public offering        (14,213)             --
Payment on notes payable ............................................        (50,000)             --
Payments on capital lease obligations ...............................        (95,826)       (190,041)
                                                                        ------------    ------------
           Net cash provided by (used in) financing activities ......     51,108,389      (2,114,529)
                                                                        ------------    ------------
Net increase (decrease) in cash and cash equivalents ................     40,624,459     (10,615,892)
Cash and cash equivalents at beginning of period ....................     13,632,144      19,830,572
                                                                        ------------    ------------
Cash and cash equivalents at end of period ..........................   $ 54,256,603    $  9,214,680
                                                                        ============    ============
Total cash, restricted cash, investments and accrued interest
   at end of period .................................................   $ 54,256,603    $ 31,245,522
                                                                        ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid .......................................................   $     95,576    $     14,113
                                                                        ============    ============
Capital lease obligations incurred ..................................   $    325,050    $         --
                                                                        ============    ============
Preferred stock converted into common stock .........................   $ 19,172,060    $         --
                                                                        ============    ============
Notes payable - related parties converted into common stock .........   $  1,293,000    $         --
                                                                        ============    ============
Effects of acquisitions:
         Estimated fair value of assets acquired ....................   $  1,196,740    $      5,000
         Purchase price in excess of net assets acquired ............     13,920,389       1,036,491
         Estimated fair value of liabilities assumed ................     (3,427,806)       (412,317)
         Stock issued ...............................................    (10,090,200)       (300,186)
                                                                        ------------    ------------
         Cash paid ..................................................      1,599,123         328,988
         Less cash acquired .........................................       (117,316)             --
                                                                        ------------    ------------
         Net cash paid for acquisitions .............................   $  1,481,807    $    328,988
                                                                        ============    ============

See accompanying notes.

                               HEALTHSTREAM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

         During the second quarter of 2000, the Company began recognizing revenues under a services agreement with HCA Information Technology & Services, Inc. formerly known as Columbia Information Systems, an affiliate of HCA Inc. formerly known as HCA - The Healthcare Company (collectively referred to herein as "HCA"). The Company granted HCA a warrant to purchase HealthStream, Inc. common stock. The accompanying Condensed Consolidated Statements of Operations reflect revenues related to the services provided, net of the amortization of the fair value of the related warrant as a reduction of the revenues proportionately over the term of the four-year agreement. The amortization will fluctuate based on the revenues received from this agreement and will vary as a percentage of revenues based on the estimated revenues over the course of the agreement.

2.       MERGERS AND ACQUISITIONS

m3 the Healthcare Learning Company. On January 28, 2000, the Company acquired substantially all of the assets and liabilities of Multimedia Marketing, Inc. d/b/a m3 the Healthcare Learning Company ("m3") for $0.6 million in cash and 818,037 shares of the Company's common stock. m3 provided interactive, multimedia education and training solutions to hospitals and other healthcare organizations. A portion of the shares was held in an escrow account for one year, subject to claims for indemnification pursuant to the agreement and plan of merger. In connection with the acquisition, the Company assumed $1.2 million of long-term debt, which was repaid with the proceeds of the Company's initial public offering. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill and customer lists of $8.4 million and $1.0 million, respectively, and are being amortized on a straight-line basis over three years.

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

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Education Design, Inc. On July 1, 2000, the Company acquired substantially all of the assets of Education Design, Inc. ("EDI") for $3.0 million in cash and 184,421 shares of the Company's common stock. Three-quarters of the shares were held in an escrow account for one year, subject to any claims for indemnification pursuant to the asset purchase agreement. In addition, approximately $300,000 of cash and 31,711 shares of the Company's common stock were provided to the employees of EDI, subject to certain restricted stock award agreements. EDI provided services for live educational events that are supported by the medical device industry. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, content, customer lists, and a non-competition agreement of $1.9 million, $1.5 million, $0.3 million, and $0.1 million, respectively, and are being amortized on a straight-line basis over five years, five years, three years and one year, respectively.

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

                                                              SIX MONTHS
                                                                 ENDED
                                                                JUNE 30,
                                                                  2000
                                                              -------------
    Revenues...............................................   $   7,156,000
    Net loss...............................................   $ (11,372,000)
    Net loss per share:
         Basic.............................................   $      (0.92)
         Diluted...........................................   $      (0.92)

         Since the pro forma impact of the de'MEDICI acquisition is not material to the results presented for 2001, no pro forma disclosures are presented. In accordance with SFAS 128, escrowed shares and any shares subject to restrictions or vesting are excluded from the weighted average shares outstanding for purposes of calculating net loss per share since such shares are anti-dilutive.

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.       NET LOSS PER SHARE

         Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and common shares issuable on assumed conversion of series A, B, and C convertible preferred stock (prior to the IPO), are included in diluted net loss per share only when these shares are dilutive. The total number of shares excluded from the calculations of dilutive loss per share was approximately 5,600,000 at June 30, 2000 and approximately 5,800,000 at June 30, 2001.

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

         On January 5, 2001, the Company terminated its prior agreement with WebMD and entered into a new business arrangement. Under the new, non-exclusive three-year agreement, the Company is a preferred provider of continuing medical education, continuing education and board preparation courses for WebMD's professional portal. Under this new arrangement, financial consideration is based entirely on revenues generated from the sale of HealthStream's services to WebMD's professional portal customers.

         The arrangement also terminated the lock-up agreement related to 1.1 million shares of HealthStream common stock that WebMD purchased in a private offering just prior to the Company's IPO. In connection with this termination, HealthStream gave WebMD the right to sell the shares back to HealthStream at any time through March 30, 2001. On February 8, 2001, WebMD exercised its right to sell the 1.1 million shares of HealthStream common stock back to the Company at $1.7833 per share. The Company reacquired the shares on February 16, 2001. In connection with the termination of the prior WebMD agreement, HealthStream recognized a gain of $1.5 million, representing the reversal of the scheduled $1.5 million fixed payment that was accrued during the quarter ended September 30, 2000.

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       OFFICE CONSOLIDATION CHARGE

         During the quarter ended June 30, 2001, the Company recorded a non recurring office consolidation charge of $400,678 as a result of closure of its Dallas and Boston offices. The charge consisted of lease obligations of approximately $245,000 and impairment of certain fixed assets of approximately $155,000.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. While the Company has not completed its assessment of the impact of these Statements, application of the non amortization provisions of the Statement would result in an decrease in net loss of approximately $7.5 million, ($0.38 per share) per year. This estimate is based on the Company's current level of amortization expense for all intangibles and the current weighted average shares outstanding. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

8.       CONTINGENCIES

         On November 17, 2000, a complaint was filed by Challenger Corporation in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis against HealthStream, SynQuest Technologies, Inc. and two individual shareholders of SynQuest Technologies. The complaint asserts that HealthStream violated the terms of a licensing agreement entered into between HealthStream and the plaintiff and that HealthStream allegedly failed to pay royalties due to the plaintiff pursuant to the terms of that agreement. The plaintiff also alleges that HealthStream induced SynQuest Technologies to breach a marketing agreement allegedly entered into between SynQuest and the plaintiff. Alternatively, the plaintiff alleges that HealthStream, which purchased certain assets of SynQuest, is liable for SynQuest's alleged breach of the marketing agreement pursuant to the legal theory of successor liability. The aggregate damages alleged total approximately $9.0 million. We believe the allegations in the complaint are without merit, intend to defend the litigation vigorously and do not believe this litigation will have a material adverse effect on our financial condition or results of operations.

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

         -        our ability to manage rapid growth;

         - successful implementation of the Company's operating and growth strategy;

         - our ability to identify, complete and integrate the operations or realize the anticipated results of acquisitions;

         - fluctuations in quarterly operating results caused by a variety of factors including the timing of sales and development contracts as well as the adoption of the Internet as a tool for online training and continuing education in the healthcare industry;

         - successful establishment and maintenance of new and existing relationships with content partners; and

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

         In February 2000, we entered into a four-year agreement with HCA pursuant to which we provide online training and education, courseware development and administrative management and consulting services to HCA and its affiliated and managed healthcare providers. Under this agreement, the Company is billing a minimum of $12 million for the aforementioned services over the four year term, with the minimum in the first year approximating $2.0 million.

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

         On January 5, 2001, the Company terminated its prior agreement with WebMD and entered into a new business arrangement. Under the new, non-exclusive three-year agreement, the Company is a preferred provider of continuing medical education, continuing education and board preparation courses for WebMD's professional portal. Under this new arrangement, financial consideration is based entirely on revenues generated from the sale of HealthStream's services to WebMD's professional portal customers. The arrangement also terminated the lock-up agreement related to 1.1 million shares of HealthStream common stock that WebMD purchased in a private offering just prior to the Company's IPO. In connection with this termination, HealthStream gave WebMD the right to sell the shares back to HealthStream at any time through March 30, 2001. On February 8, 2001, WebMD exercised its right to sell the 1.1 million shares of HealthStream common stock back to the Company at $1.7833 per share. The Company reacquired the shares on February 16, 2001. In connection with the termination of the prior WebMD agreement, HealthStream recognized a gain of $1.5 million representing the reversal of the scheduled $1.5 million fixed payment, which was accrued during the quarter ended September 30, 2000.

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

Revenues. Revenues consist of the provision of services through our ASP-based products, the licensing of the Company's installed learning management systems, maintenance and support services, content subscriptions, content and courseware development, Web cast events, event development and registration services, sponsorship services, Web site development, professional and technical consulting services, online products, sale of CD-ROMs and training services.

Cost of Revenues. Cost of revenues consists primarily of salaries and employee benefits, materials, and depreciation associated with event development and registration services, ASP-based products, and development of interactive media projects as well as royalties paid to content providers and distribution partners based on a percentage of revenues.

Product Development. Product development expenses consist primarily of salaries and employee benefits, depreciation, third-party content acquisition costs, costs associated with the development of content and expenditures associated with maintaining and operating our Web sites and training delivery and administration platforms.

Office Consolidation Charge. The Company recorded a non recurring office consolidation charge as a result of closure of its Dallas and Boston offices. The charge consisted of lease obligations and impairment of certain fixed assets.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Revenues. Revenues increased $1.3 million, from $2.2 million in 2000 to $3.5 million in 2001, due to revenues attributable to acquired businesses and organic growth. Of the increase, $1.0 million is attributable to event development and registration services associated with the EDI acquisition, while the remaining increase related to organic growth associated with our ASP-based products and Web cast events. During the second quarter of 2000, approximately 60% of revenues related to services to healthcare organizations and 40% related to services to pharmaceutical and medical device companies, including revenues from the Web distribution network. During 2001, revenues were split almost evenly between services to healthcare organizations and services to pharmaceutical and medical device companies, including revenues from the Web distribution network.

         Cost of Revenues. Cost of revenues increased $0.1 million, from $1.0 million in 2000 to $1.1 million in 2001. While cost of revenues did not significantly increase, the components changed from 2000 to 2001. During the first half of 2001, cost of revenues included costs associated with event development and registration services and related personnel, Web cast event personnel, ASP implementation and other personnel. During 2000, cost of revenues included more development, installation and training personnel. Cost of revenues, as a percentage of revenues, decreased from approximately 47% in 2000 to approximately 32% in 2001, primarily as a result of increased revenues related to our ASP-based products and services.

         Product Development. Product development expenses increased $0.1 million, from $1.2 million in 2000 to $1.3 million in 2001. The slight increase in product development expenses related to increased personnel costs. Product development as a percentage of revenues decreased from approximately 56% in 2000 to 36% in 2001 as a result of increased growth in revenues from ASP-based products and reduced development focus on our client server products.

         Office Consolidation Charge. During the quarter ended June 30, 2001, the Company recorded a non recurring office consolidation charge of $0.4 million as a result of closure of its Dallas and Boston offices. The charge consisted of lease obligations of approximately $0.2 million and impairment of certain fixed assets of approximately $0.2 million.

         Selling, General and Administrative. Selling, general and administrative expenses increased $0.4 million, from $5.9 million in 2000 to $6.3 million in 2001. General and administrative expenses decreased from $2.9 million in 2000 to $2.3 million in 2001. Sales and marketing expenses, including personnel costs, increased $0.1 million, from $1.5 million in 2000 and $1.6 million in 2001. Depreciation and amortization expenses increased $0.9 million from approximately $1.5 million in 2000 to $2.4 million in 2001. As a percentage of revenues, selling, general and administrative expenses decreased from approximately 269% in 2000 to approximately 179% in 2001.

         General and administrative expenses decreased by $0.6 million due to a decline in royalties to WebMD. As a result of the renegotiation of the WebMD agreement during the first quarter of 2001, $1.5 million of royalties paid during the second quarter of 2000 were not repeated in 2001. This decrease in royalties was offset by increases in personnel and related facilities and travel associated with the acquisitions that occurred during the second half of 2000.

         Sales and marketing expenses were comparable between 2000 and 2001, however the components of this spending changed. During 2000, the Company incurred expenses for direct marketing campaigns and brand advertising campaigns. During 2001, the Company's sales and marketing spending were primarily related to sales and marketing personnel and relationship specific campaigns.

         Depreciation and amortization increased by $0.9 million due to the amortization of intangibles including goodwill, non-competition agreements and customer lists related to the acquisitions noted above. In addition, depreciation increased as a result of acquired fixed assets and additions related to additional personnel. Other Income/Expense. Other income and expense decreased $0.1 million, from approximately $0.5 million in 2000 to $0.4 million in 2001 due to decreased interest income, which resulted from lower cash and investment balances in 2001 when compared to 2000.

         Net Loss. Net loss decreased $0.4 million from $5.6 million in 2000 to $5.2 million in 2001 due to the factors described above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Revenues. Revenues increased $3.0 million, from $3.6 million in 2000 to $6.6 million in 2001, due to revenues attributable to acquired businesses and organic growth. Of the increase, approximately $1.7 million related to the event development and registration business acquired in July 2000 from EDI, while the remaining net increase is primarily attributable to increased organic revenues from both our ASP-based products and Web cast events. During the first half of 2000, approximately 55% of revenues related to services to healthcare organizations and 45% related to services to pharmaceutical and medical device companies, including revenues from the Web distribution network. Revenues for 2001 were split almost evenly between services to healthcare organizations and services to pharmaceutical and medical device companies, including revenues from the Web distribution network.

         Cost of Revenues. Cost of revenues increased $0.8 million, from $1.8 million in 2000 to $2.6 million in 2001. Of the increase, $0.6 million is primarily attributable to personnel costs associated with event development and registration services. The remainder of the increase is associated with additional personnel associated with our ASP-based products and services. Cost of revenues, as a percentage of revenues, decreased from approximately 49% in 2000 to 40% in 2001, primarily as a result of increased revenues related to our ASP-based products and services.

         Product Development. Product development expenses increased $0.1 million, from $2.4 million in 2000 to $2.5 million in 2001. The slight increase in product development expenses related to increased personnel costs. Product development as a percentage of revenues decreased from approximately 67% in 2000 to 38% in 2001 as a result of increased growth in revenues from ASP-based products and reduced development focus on our client server products.

         Office Consolidation Charge. During the six months ended June 30, 2001, the Company recorded a non recurring office consolidation charge of $0.4 million as a result of closure of its Dallas and Boston offices. The charge consisted of lease obligations of approximately $0.2 million and impairment of certain fixed assets of approximately $0.2 million.

         Selling, General and Administrative. Selling, general and administrative expenses increased $2.5 million, from $9.1 million in 2000 to $11.6 million in 2001. General and administrative expenses were $3.9 million in both 2000 and 2001. Sales and marketing expenses, including personnel costs, increased from $2.6 million in 2000 to $2.9 million in 2001. Depreciation and amortization expenses increased from $2.6 million in 2000 to $4.8 million in 2001. As a percentage of revenues, selling, general and administrative expenses decreased from approximately 250% in 2000 to 177% in 2001.

         General and administrative expenses were comparable between years, however the components of this category changed. When compared to 2000, content and royalty expenses declined approximately $0.9 million as a result of the renegotiation of the WebMD agreement during the first quarter of 2001. This decrease was offset by increases in personnel and facility costs related to the EDI and SynQuest acquisitions and increases in severance expenses related to consolidation of duplicative functions.

         Sales and marketing expenses increased $0.3 million to $2.9 million primarily as a result of sales personnel added in connection with the SynQuest acquisition. This increase was partially offset by a decline in spending on direct marketing and advertising campaigns.

         Depreciation and amortization increased by $2.2 million due to increases in amortization and depreciation associated with the 2000 and 2001 acquisitions.

         Other Income/Expense. Other income and expense increased $0.4 million, from approximately $0.6 million in 2000 to $1.0 million in 2001 related to increased interest income which resulted from the investment of the proceeds of the Company's IPO during the second quarter of 2000. This increase in interest income was offset by a loss of approximately $100,000 related to the write off of an investment. In addition, interest expense decreased approximately $100,000 related to the conversion of related party notes and repayment of debt in connection with the Company's IPO.

         Net Loss. Net loss increased $0.5 million from $9.1 million in 2000 to $9.6 million in 2001 due to the factors described above.

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

         Net cash used in operating activities was $7.8 million in the first six months of 2000 and $7.3 million in the first six months of 2001. Cash used in operating activities during the six months ended June 30, 2000, which excludes the effects of acquisitions, was attributable to a $9.1 million net operating loss and increases in accounts and unbilled receivables, prepaid and other current assets, and decreases in deferred revenue which were partially offset by increases in depreciation, amortization and non cash warrant amortization, as well as increases in accounts payable and accrued liabilities. Cash used in operating activities during the six months ended June 30, 2001 related to the $9.6 million net loss, the non-cash gain on the WebMD renegotiation, increases in accounts and unbilled receivables, prepaid development, prepaid expenses and other current assets, other assets, decreases in accrued liabilities, registration liabilities and deferred revenue. These operating uses of cash were offset by non cash warrant expense, the office consolidation charge, increases in depreciation and amortization as well as a decline in restricted cash.

         Net cash used in investing activities was $2.7 million in the first six months of 2000 and $1.2 million in the first six months of 2001. Cash used in investing activities during the first six months of 2000 related primarily to the m3 and EMINet acquisitions totaled $1.5 million and cash paid for the purchase of property and equipment totaled $1.3 million. In the first six months of 2000, these outflows were partially offset by the receipt of $0.1 million from the sale of investments by the Company. During the first six months of 2001, cash outflows related to $0.3 million for the purchase of de'MEDICI Systems, $0.2 million from the issuance of a note receivable and the $0.6 million for the purchase of property and equipment.

         Cash provided by financing activities was $51.1 million in the first six months of 2000 while $2.1 million was used in financing activities in the first six months of 2001. During the first six months of 2000, cash provided by financing activities related to $54.2 million received from the sale of common stock and $0.4 million received in connection with the exercise of stock options, which was partially offset by $2.0 million of expenses related to the common stock offering and $1.4 million of repayments of debt and capital leases. Cash used in financing activities during the first six months of 2001 related primarily to $2.0 million related to the repurchase of common stock from WebMD.

         In connection with our agreement with HCA, HCA is paying us revenues of at least $12.0 million over the four-year term of the agreement. As discussed above, the Company expects to amortize the estimated fair value of the warrant ($8.8 million) as a reduction of revenues proportionately over the term of this agreement. This amortization will fluctuate based on the revenues received from this agreement and will vary as a percentage of revenues based on the estimated revenues over the course of the agreement.

         We also expect to incur additional product development costs, some of which will be capitalized, and sales and marketing costs to grow our business. As a result of the anticipated growth in personnel, development and online transactions, we expect that our capital expenditures will be approximately $2.0 million during the remainder of 2001.

         Our arrangements with content, development and distribution partners have typically provided for payments based on revenues, and we expect to continue similar arrangements in the future. In addition to such percentage payments, we have fixed payment commitments of approximately $200,000 during the remainder of 2001. We also have fixed educational grant commitments of approximately $70,000 during the remainder of 2001 and approximately $70,000 during 2002. We have variable commitments of approximately $250,000 related to agreements under which other organizations have agreed to provide content development services for us. Payments under these development arrangements are contingent upon the delivery of services.

         As of June 30, 2001, our primary source of liquidity was $31.2 million of cash and cash equivalents, restricted cash, investments and related interest receivable. As of July 31, 2001, the Company had cash, restricted cash, investments and related interest receivable of $30.1 million. We believe that our existing cash, restricted cash, investments and interest receivable will be sufficient to meet anticipated cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months. Our growth strategy may include acquiring companies that complement our products and services. We anticipate that these acquisitions, if any, will be effected through a combination of issuance of our common stock and cash payments. Failure to generate sufficient cash flow from operations, failure to raise additional capital when required in sufficient amounts and on acceptable terms or our inability to use our common stock to finance acquisitions could harm our business, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. While the Company has not completed its assessment of the impact of these Statements, application of the non amortization provisions of the Statement would result in an decrease in net loss of approximately $7.5 million, ($0.38 per share) per year. This estimate is based on the Company's current level of amortization expense for all intangibles and the current weighted average shares outstanding. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk.

         As of June 30, 2001, we had no outstanding indebtedness other than capital lease arrangements. Accordingly, the Company is not exposed to significant market risk. The Company is exposed to market risk with respect to the cash and cash equivalents that it invests. At July 31, 2001, we had approximately $30.1 million of cash, restricted cash, investments and accrued interest that were invested in a combination of short and long-term investments. At this investment level, a hypothetical 10% decrease in the interest rate would decrease interest income and increase net loss on an annualized basis by approximately $301,000.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On November 17, 2000, a complaint was filed by Challenger Corporation in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis against HealthStream, SynQuest Technologies, Inc. and two individual shareholders of SynQuest Technologies. The complaint asserts that HealthStream violated the terms of a licensing agreement entered into between HealthStream and the plaintiff and that HealthStream allegedly failed to pay royalties due to the plaintiff pursuant to the terms of that agreement. The plaintiff also alleges that HealthStream induced SynQuest Technologies to breach a marketing agreement allegedly entered into between SynQuest and the plaintiff. Alternatively, the plaintiff alleges that HealthStream, which purchased certain assets of SynQuest, is liable for SynQuest's alleged breach of the marketing agreement pursuant to the legal theory of successor liability. The aggregate damages alleged total approximately $9.0 million. We believe the allegations in the complaint are without merit, intend to defend the litigation vigorously and do not believe this litigation will have a material adverse effect on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 31, 2001, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons to serve as Class I directors to serve until the Annual Meeting of Shareholders in 2004 and until such time as their respective successors are duly elected and qualified with the number of votes cast for, against or withheld as set forth opposite their names:

                                                  Votes
                                      -----------------------------
                                                         Withheld
          Nominee                        For             Authority
---------------------------           ----------         ----------
Thompson Dent                         14,058,207          420,536
James Daniell                         14,389,937           88,806
William Stead                         14,389,997           88,746

The shareholders of the Company elected the following person to serve as a Class II director to serve until the Annual Meeting of Shareholders in 2002 and until such time as her respective successor is duly elected and qualified with the number of votes cast for, against or withheld as set forth opposite her name:

                                                  Votes
                                      -----------------------------
                                                         Withheld
          Nominee                        For             Authority
---------------------------           ----------         ----------
Linda Rebrovick                       14,389,997          88,746

         The shareholders of the Company ratified that Ernst & Young LLP will audit the Company's consolidated financial statements for 2001 with the following number of votes cast for, against or abstaining:

                                   Votes
                 ---------------------------------------
                    For           Against        Abstain
                 ----------       -------        -------
                 14,473,122        4,425           1,196

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

         SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HEALTHSTREAM, INC.



                                    By: /s/  ARTHUR E. NEWMAN
                                        ----------------------------------------
                                        Arthur E. Newman
                                        Chief Financial Officer
                                        August 13, 2001