Form 10-Q
period 2001-09-30
HEALTHSTREAM INC
filed 2001-11-13
CIK 1095565

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

                                 (615) 301-3100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 9, 2001, 20,374,757 shares of the Registrant's common stock were outstanding.

                               INDEX TO FORM 10-Q

                               HEALTHSTREAM, INC.


                                                                                                                    PAGE
                                                                                                                   NUMBER
                                                                                                                   ------

Part I.          Financial Information

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets - December 31, 2000 and
                 September 30, 2001 (Unaudited)...................................................................     1

                 Condensed Consolidated Statements of Operations (Unaudited) - Three Months
                 Ended September 30, 2000 and 2001................................................................     2

                 Condensed Consolidated Statements of Operations (Unaudited) - Nine Months
                 Ended September 30, 2000 and 2001................................................................     3

                 Condensed Consolidated Statement of Shareholders' Equity (Unaudited).............................     4

                 Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months
                 Ended September 30, 2000 and 2001................................................................     5

                 Notes to Condensed Consolidated Financial Statements.............................................     7

Item 2.          Management's Discussion and Analysis of Financial Condition and Results
                 of Operations....................................................................................    11

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.......................................    18

Part II.         Other Information

Item 1.          Legal Proceedings................................................................................    19

Item 2.          Changes in Securities and Use of Proceeds........................................................    19

Item 6.          Exhibits and Reports on Form 8-K.................................................................    19

                 Signature........................................................................................    20

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                               HEALTHSTREAM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          DECEMBER 31,             SEPTEMBER 30,
                                                                                             2000                      2001
                                                                                          ------------             -------------
                                                                                            (NOTE 1)                (UNAUDITED)

         ASSETS
Current Assets:
   Cash and cash equivalents .................................................            $ 19,830,572             $  6,529,816
   Short term investments ....................................................               7,451,450               20,354,738
   Restricted cash ...........................................................                 794,342                  532,841
   Interest receivable .......................................................                 578,534                  618,621
   Accounts receivable, net of allowance for doubtful accounts
      of $198,000 in 2000 and $285,000 in 2001 ...............................               3,957,149                3,777,675
   Accounts receivable - unbilled ............................................                  49,600                  404,028
   Prepaid development fees ..................................................                 695,427                1,532,788
   Notes receivable, current portion .........................................                 221,750                   20,000
   Other prepaid expenses and other current assets ...........................               1,075,776                1,033,521
                                                                                          ------------             ------------
      Total current assets ...................................................              34,654,600               34,804,028
Property and equipment:
   Furniture and fixtures ....................................................                 883,660                1,019,269
   Construction in progress ..................................................                 117,000                       --
   Equipment .................................................................               3,893,720                4,819,475
   Leasehold improvements ....................................................                 885,630                1,021,995
                                                                                          ------------             ------------
                                                                                             5,780,010                6,860,739
   Less accumulated depreciation and amortization ............................              (1,505,004)              (2,720,160)
                                                                                          ------------             ------------
                                                                                             4,275,006                4,140,579
Intangible assets, net of accumulated amortization
   of $5,847,000 in 2000 and $11,470,000 in 2001 .............................              18,024,526               13,714,823
Investments ..................................................................              12,889,674                1,025,963
Note receivable, net of current portion ......................................                      --                  215,000
Other assets .................................................................                 607,770                  351,229
                                                                                          ------------             ------------
         Total assets ........................................................            $ 70,451,576             $ 54,251,622
                                                                                          ============             ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................................            $  1,150,996             $  1,015,771
   Accrued liabilities .......................................................               1,719,906                1,566,783
   Accrued royalties .........................................................               1,500,000                   90,591
   Registration liabilities ..................................................                 794,342                  532,841
   Deferred revenue ..........................................................               2,764,235                2,792,300
   Current portion of capital lease obligations ..............................                 288,831                  172,024
                                                                                          ------------             ------------
         Total current liabilities ...........................................               8,218,310                6,170,310
Capital lease obligations, less current portion ..............................                 216,072                  150,649
Commitments and contingencies
Shareholders' equity:
   Common stock, no par value, 75,000,000 shares authorized; 21,242,312 shares and 20,374,757 shares issued and outstanding at December 31, 2000 and
      September 30, 2001, respectively .......................................              91,221,775               91,275,282
   Accumulated other comprehensive income ....................................                  30,556                  268,469
   Accumulated deficit .......................................................             (29,235,137)             (43,613,088)
                                                                                          ------------             ------------
         Total shareholders' equity ..........................................              62,017,194               47,930,663
                                                                                          ------------             ------------
         Total liabilities and shareholders' equity ..........................            $ 70,451,576             $ 54,251,622
                                                                                          ============             ============

See accompanying notes.

                               HEALTHSTREAM, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                                                          2000                    2001
                                                                                      ------------             ------------

Revenues, net of warrant expense of $194,735 and $549,077 in 2000 and 2001            $  2,729,214             $  3,077,708
Operating costs and expenses:
   Cost of revenues ......................................................               1,033,689                1,219,708
   Product development ...................................................               1,616,874                1,263,250
   Selling, general and administrative expenses ..........................               6,408,644                5,777,963
                                                                                      ------------             ------------
         Total operating costs and expenses ..............................               9,059,207                8,260,921
                                                                                      ------------             ------------
Loss from operations .....................................................              (6,329,993)              (5,183,213)
                                                                                      ------------             ------------
Other income (expense):
   Interest and other income .............................................               1,077,550                  403,664
   Interest expense ......................................................                 (13,839)                  (9,111)
                                                                                      ------------             ------------
                                                                                         1,063,711                  394,553
                                                                                      ------------             ------------
Net loss .................................................................            $ (5,266,282)            $ (4,788,660)
                                                                                      ============             ============
Net loss per share:
   Basic .................................................................            $      (0.27)            $      (0.24)
                                                                                      ============             ============
   Diluted ...............................................................            $      (0.27)            $      (0.24)
                                                                                      ============             ============
Weighted average shares of common stock outstanding:
   Basic .................................................................              19,639,809               19,846,341
                                                                                      ============             ============
   Diluted ...............................................................              19,639,809               19,846,341
                                                                                      ============             ============

See accompanying notes.

                               HEALTHSTREAM, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             2000                      2001
                                                                                          ------------             ------------

Revenues, net of warrant expense of $524,830 and $1,489,933 in 2000 and 2001 .            $  6,374,915             $  9,655,142
Operating costs and expenses:
   Cost of revenues ..........................................................               2,831,475                3,837,191
   Product development .......................................................               4,045,506                3,750,839
   Office consolidation charge ...............................................                      --                  400,678
   Selling, general and administrative expenses ..............................              15,518,453               17,399,830
                                                                                          ------------             ------------
         Total operating costs and expenses ..................................              22,395,434               25,388,538
                                                                                          ------------             ------------
Loss from operations .........................................................             (16,020,519)             (15,733,396)
                                                                                          ------------             ------------
Other income (expense):
   Interest and other income .................................................               1,807,594                1,491,347
   Write off of investment ...................................................                      --                  (99,920)
   Interest expense - related parties ........................................                 (34,255)                      --
   Interest expense ..........................................................                 (79,688)                 (35,982)
                                                                                          ------------             ------------
                                                                                             1,693,651                1,355,445
                                                                                          ------------             ------------
Net loss .....................................................................            $(14,326,868)            $(14,377,951)
                                                                                          ============             ============
Net loss per share:
   Basic .....................................................................            $      (1.00)            $      (0.73)
                                                                                          ============             ============
   Diluted ...................................................................            $      (1.00)            $      (0.73)
                                                                                          ============             ============
Weighted average shares of common stock outstanding:
   Basic .....................................................................              14,326,112               19,822,894
                                                                                          ============             ============
   Diluted ...................................................................              14,326,112               19,822,894
                                                                                          ============             ============

See accompanying notes.

                               HEALTHSTREAM, INC.
      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                                    ACCUMULATED
                                                         COMMON STOCK                                  OTHER          TOTAL
                                                 -----------------------------      ACCUMULATED    COMPREHENSIVE   SHAREHOLDERS
                                                    SHARES          AMOUNT            DEFICIT         INCOME          EQUITY
                                                 -----------      ------------      ------------   -------------   ------------

Balance at December 31, 2000 ...............      21,242,312      $ 91,221,775      $(29,235,137)     $ 30,556     $ 62,017,194
                                                 -----------      ------------      ------------      --------     ------------

Net loss ...................................              --                --       (14,377,951)           --      (14,377,951)
Unrealized gain on investment, net of
      reclassification adjustment and tax ..              --                --                --       237,913          237,913
                                                                                                      --------     ------------

Comprehensive loss .........................              --                --                --            --      (14,140,038)
                                                                                                                   ------------

Exercise of stock options ..................           8,700            10,557                --            --           10,557

Issuance of common stock in acquisitions ...         181,250           300,186                --            --
                                                                                                                        300,186

Issuance of common stock to Employee Stock
   Purchase Plan ...........................          53,606            56,956                --            --           56,956

Repurchase of shares in connection with
      WebMD renegotiation ..................      (1,111,111)       (1,981,444)               --            --       (1,981,444)

Valuation of WebMD repurchase right ........              --           120,000                --            --          120,000

Issuance of stock options to advisory boards              --            57,319                --            --
                                                                                                                         57,319

Recognition of warrant expense .............              --         1,489,933                --            --        1,489,933
                                                 -----------      ------------      ------------      --------     ------------

Balance at September 30, 2001 ..............      20,374,757      $ 91,275,282      $(43,613,088)     $268,469     $ 47,930,663
                                                 ===========      ============      ============      ========     ============

                               HEALTHSTREAM, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           2000                     2001
                                                                                       ------------             ------------

OPERATING ACTIVITIES:
Net loss ..................................................................            $(14,326,868)            $(14,377,951)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation ........................................................                 549,803                1,269,995
      Amortization ........................................................               3,830,039                5,623,000
      Gain on WebMD renegotiation .........................................                      --               (1,500,000)
      Noncash warrant expense .............................................                 524,830                1,489,933
      Amortization of content fees ........................................                      --                  336,333
      Office consolidation charge .........................................                      --                  400,678
      Amortization of fixed royalties .....................................                      --                  130,963
      Noncash compensation expense ........................................                  63,525                   52,875
      Issuance of stock options to advisory boards ........................                      --                   57,319
      Loss on write off of investment .....................................                      --                   99,920
      Gain on sale of investment ..........................................                 (94,438)                      --
      Provision for allowance for doubtful accounts .......................                  25,800                   87,000
      Changes in operating assets and liabilities, excluding effects of acquisitions:
         Restricted cash ..................................................                 (23,821)                 261,501
         Interest receivable ..............................................                      --                  (40,087)
         Accounts receivable ..............................................              (2,003,290)                  (2,650)
         Accounts receivable - unbilled ...................................                (155,553)                (354,428)
         Prepaid development fees .........................................                      --               (1,173,694)
         Other prepaid expenses and other current assets ..................              (1,488,888)                (530,110)
         Other assets .....................................................                (333,248)                 256,541
         Accounts payable .................................................                 404,723                 (135,225)
         Accrued royalties and other liabilities ..........................               1,546,543                 (473,870)
         Registration liabilities .........................................                  22,232                 (261,501)
         Deferred revenue .................................................                 162,762                 (139,713)
                                                                                       ------------             ------------
           Net cash used in operating activities ..........................             (11,295,849)              (8,923,171)

INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired ............................              (6,716,369)                (328,988)
Proceeds from sale or maturities of investments ...........................                 122,271                2,733,727
Issuance of note receivable ...............................................                      --                 (215,000)
Repayments on note receivable .............................................                      --                  128,119
Purchase of investments ...................................................             (20,145,192)              (3,518,553)
Purchase of property and equipment ........................................              (2,070,309)                (997,050)
                                                                                       ------------             ------------
           Net cash used in investing activities ..........................            $(28,809,599)            $ (2,197,745)
                                                                                       ============             ============

                               HEALTHSTREAM, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED


                                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                               2000                     2001
                                                                                           ------------             ------------

FINANCING ACTIVITIES:
Repurchase of common stock from WebMD .........................................                      --               (1,981,444)
Proceeds from issuance of common stock, net of underwriting discount ..........              54,151,750                       --
Expenses of issuing common stock ..............................................              (1,977,629)                      --
Repayment of note payable .....................................................              (1,180,000)                      --
Issuance of common stock to Employee Stock Purchase Plan ......................                      --                   56,956
Proceeds from exercise of stock options .......................................                 600,786                   10,557
Payments on notes payable - related party .....................................                 (82,559)                      --
Repurchase of common stock in connection with initial public offering .........                 (14,213)                      --
Payment on notes payable ......................................................                 (50,000)                      --
Payments on capital lease obligations .........................................                (154,589)                (265,909)
                                                                                           ------------             ------------
           Net cash provided by (used in) financing activities ................              51,293,546               (2,179,840)
                                                                                           ------------             ------------

Net increase (decrease) in cash and cash equivalents ..........................              11,188,098              (13,300,756)

Cash and cash equivalents at beginning of period ..............................              13,632,144               19,830,572
                                                                                           ------------             ------------

Cash and cash equivalents at end of period ....................................            $ 24,820,242             $  6,529,816
                                                                                           ============             ============

Total cash, restricted cash, investments and accrued interest at end of period             $ 45,871,085             $ 29,061,979
                                                                                           ============             ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid .................................................................            $     95,576             $     14,113
                                                                                           ============             ============
Capital lease obligations incurred ............................................            $    325,050             $     83,679
                                                                                           ============             ============
Preferred stock converted into common stock ...................................            $ 19,172,060             $         --
                                                                                           ============             ============
Notes payable - related parties converted into common stock ...................            $  1,293,000             $         --
                                                                                           ============             ============

Effects of acquisitions:
         Estimated fair value of assets acquired ..............................            $  3,856,537             $      5,000
         Purchase price in excess of net assets acquired ......................              22,229,304                1,036,491
         Estimated fair value of liabilities assumed ..........................              (6,236,377)                (412,317)
         Stock issued .........................................................             (12,931,850)                (300,186)
                                                                                           ------------             ------------

         Cash paid ............................................................               6,917,614                  328,988
         Less cash acquired ...................................................                (201,245)                      --
                                                                                           ------------             ------------

         Net cash paid for acquisitions .......................................            $  6,716,369             $    328,988
                                                                                           ============             ============

See accompanying notes.

                               HEALTHSTREAM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

         During the second quarter of 2000, we began recognizing revenues under a services agreement with HCA Information Technology & Services, Inc. formerly known as Columbia Information Systems, an affiliate of HCA Inc. formerly known as HCA - The Healthcare Company (collectively referred to herein as "HCA"). We granted HCA a warrant to purchase HealthStream, Inc. common stock. The accompanying Condensed Consolidated Statements of Operations reflect revenues related to the services provided, net of the amortization of the fair value of the related warrant as a reduction of the revenues proportionately over the term of the four-year agreement. As discussed in note 8 below, this agreement was revised subsequent to September 30, 2001.

2.       MERGERS AND ACQUISITIONS

m3 the Healthcare Learning Company. On January 28, 2000, we acquired substantially all of the assets and liabilities of Multimedia Marketing, Inc. d/b/a m3 the Healthcare Learning Company ("m3") for $0.6 million in cash and 818,037 shares of the Company's common stock. m3 provided interactive, multimedia education and training solutions to hospitals and other healthcare organizations. A portion of the shares was held in an escrow account for one year, subject to claims for indemnification pursuant to the agreement and plan of merger. In connection with the acquisition, we assumed $1.2 million of long-term debt, which was repaid with the proceeds of our initial public offering. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill and customer lists of $8.4 million and $1.0 million, respectively, and are being amortized on a straight-line basis over three years.

EMINet, Inc. On January 28, 2000, we acquired substantially all of the assets of Emergency Medicine Internetwork, Inc. d/b/a EMINet ("EMINet") for $0.6 million in cash and 269,902 shares of the Company's common stock. A portion of the shares are held in escrow, subject to claims for indemnification pursuant to the asset purchase agreement. In addition, we issued 2,170 additional shares of common stock based on achievement of revenue goals subsequent to the acquisition. EMINet sold approved online medical education content to emergency medical services personnel. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill and customer lists of $2.8 million and $0.5 million, respectively, and are being amortized on a straight-line basis over three years.

Education Design, Inc. On July 1, 2000, we acquired substantially all of the assets of Education Design, Inc. ("EDI") for $3.0 million in cash and 184,421 shares of the Company's common stock. Three-quarters of the shares were held in an escrow account for one year, subject to any claims for indemnification pursuant to the asset purchase agreement. In addition, approximately $300,000 of cash and 31,711 shares of the Company's common stock were provided to the employees of EDI, subject to certain restricted stock award agreements. EDI provided services for live educational events that are supported by the medical device

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


industry. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, content, customer lists, and a non-competition agreement of $1.9 million, $1.5 million, $0.3 million, and $0.1 million, respectively, and are being amortized on a straight-line basis over five years, five years, three years and one year, respectively.

SynQuest Technologies, Inc. On September 18, 2000, we acquired substantially all of the assets of SynQuest Technologies, Inc. ("SynQuest") for 787,087 shares of the Company's common stock and assumption of certain debt and other liabilities, $2.3 million of which were repaid in connection with the purchase transaction. Approximately two-thirds of the shares will be held in an escrow account subject to any claims or are subject to certain stock vesting agreements. SynQuest provided online training and education to hospitals and healthcare organizations. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, content, and customer lists of $2.1 million, $2.0 million, $0.5 million, respectively, and are being amortized on a straight-line basis over five years, three years, and three years, respectively. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business.

de'MEDICI Systems. On January 26, 2001, we acquired substantially all of the assets of de'MEDICI Systems ("de'MEDICI"), a business unit of Lippincott Williams & Wilkins, Inc., for approximately $360,000 in cash and 181,250 shares of the Company's common stock. de'MEDICI provided computer based education and training to over 230 hospitals and healthcare organizations. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists and trade name of $0.6 million, $0.3 million and $0.1 million, respectively, and are being amortized on a straight-line basis over five years, three years, and three years, respectively. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business.

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


                                                                                                      NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30, 2000
                                                                                                     ------------------

    Revenues.....................................................................................      $ 10,220,000
    Net loss.....................................................................................      $(17,480,000)
    Net loss per share:
         Basic...................................................................................      $     (0.89)
         Diluted.................................................................................      $     (0.89)

         Since the pro forma impact of the de'MEDICI acquisition is not material to the results presented for 2001, no pro forma disclosures are presented. In accordance with SFAS 128, escrowed shares and any shares subject to restrictions or vesting are excluded from the weighted average shares outstanding for purposes of calculating net loss per share since such shares are anti-dilutive.

3.       NET LOSS PER SHARE

         Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and common shares issuable on assumed conversion of series A, B, and C convertible

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

preferred stock (prior to the IPO), are included in diluted net loss per share only when these shares are dilutive. The total number of shares excluded from the calculations of dilutive loss per share was approximately 6,200,000 at September 30, 2000 and approximately 5,600,000 at September 30, 2001.

4.       INITIAL PUBLIC OFFERING

         On April 14, 2000, we completed our initial public offering ("IPO") of 5,275,000 shares of our common stock for net proceeds of $42.2 million. On April 14, 2000, we completed a private placement of 1,111,111 shares of its common stock to WebMD, formerly Healtheon/WebMD Corporation ("WebMD"), for net proceeds of $10.0 million. Upon consummation of the IPO, all series A, B, and C convertible preferred stock converted by its terms into 7,131,153 shares of our common stock. In addition, a $1,293,000 promissory note payable to Robert A. Frist, Jr., our chief executive officer and chairman, also converted into 553,711 shares of common stock. Prior to the IPO, we effected a 1.85 for one common stock split. All share and per share information has been restated to reflect the stock split.

         During May 2000, we repaid the long-term note payable assumed in connection with the acquisition of m3 using a portion of the proceeds of the IPO.

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

         On January 5, 2001, we terminated its prior agreement with WebMD and entered into a new business arrangement. Under the new, non-exclusive three-year agreement, we are a preferred provider of continuing medical education, continuing education and board preparation courses for WebMD's professional portal. Under this new arrangement, financial consideration is based entirely on revenues generated from the sale of HealthStream's services to WebMD's professional portal customers.

         The arrangement also terminated the lock-up agreement related to 1.1 million shares of HealthStream common stock that WebMD purchased in a private offering just prior to the Company's IPO. In connection with this termination, we gave WebMD the right to sell the shares back to us at any time through March 30, 2001. On February 8, 2001, WebMD exercised its right to sell the 1.1 million shares of HealthStream common stock back to the Company at $1.7833 per share. We reacquired the shares on February 16, 2001. In connection with the termination of the prior WebMD agreement, we recognized a gain of $1.5 million, representing the reversal of the scheduled $1.5 million fixed payment that was accrued during the quarter ended September 30, 2000.

6.       OFFICE CONSOLIDATION CHARGE

         During the quarter ended June 30, 2001, we recorded a non recurring office consolidation charge of $400,678 as a result of closure of our Dallas and Boston offices. The charge consisted of lease obligations of approximately $245,000 and impairment of certain fixed assets of approximately $155,000.

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. While we have not completed our assessment of the impact of these Statements, we have estimated the impact based on our current level of amortization expense for all intangibles and the current weighted average shares outstanding. Based on this estimate, application of the non amortization provisions of the Statement would result in a decrease in net loss of approximately $7.5 million, ($0.38 per share) per year. During late 2001 and early 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on the Company's earnings and financial position.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS 121. SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. We do not expect SFAS 144 to have a material effect on our results of operations or financial position.

8.       CONTINGENCIES AND SUBSEQUENT EVENT

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

         Effective October 1, 2001, we entered into a new four-year agreement with HCA, replacing the prior agreement, which had approximately two and one-half years remaining. Together with HCA, we mutually agreed to cancel the warrant held by HCA to purchase HealthStream common stock. As a result, we will no longer amortize the remaining cost of the warrant as a reduction of revenues. The terms of the new agreement provide for a minimum of $12 million of revenue related to delivery of ASP and other learning services. In addition, the agreement establishes HealthStream as the endorsed provider of e-learning solutions to HealthTrust Purchasing Group (HPG), a group purchasing organization of which HCA is a member.

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

         -        our ability to manage growth;

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

         In February 2000, we entered into a four-year agreement with HCA pursuant to which we provide online training and education, courseware development and administrative management and consulting services to HCA and its affiliated and managed healthcare providers. Effective October 1, 2001, the Company entered into a new four year agreement with HCA, replacing the prior agreement which had approximately two and one-half years remaining. In addition, together with HCA, we mutually agreed to cancel the warrant held by HCA to purchase HealthStream common stock. As a result, we will no longer amortize the remaining cost of the warrant as a reduction of revenues. The terms of the new agreement provide for a minimum of $12 million of revenue related to delivery of ASP and other learning services. In addition, the agreement establishes HealthStream as the endorsed provider of e-learning solutions to HealthTrust Purchasing Group (HPG), a group purchasing organization of which HCA is a member.

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

         On January 5, 2001, we terminated our prior agreement with WebMD and entered into a new business arrangement. Under the new, non-exclusive three-year agreement, we are a preferred provider of continuing medical education, continuing education and board preparation courses for WebMD's professional portal. Under this new arrangement, financial consideration is based entirely on revenues generated from the sale of HealthStream's services to WebMD's professional portal customers. The arrangement also terminated the lock-up agreement related to 1.1 million shares of HealthStream common stock that WebMD purchased in a private offering just prior to the Company's IPO. In connection with this termination, we gave WebMD the right to sell the shares back to us at any time through March 30, 2001. On February 8, 2001, WebMD exercised its right to sell the 1.1 million shares of HealthStream common stock back to the Company at $1.7833 per share. We reacquired the shares on February 16, 2001. In connection with the termination of the prior WebMD agreement, we recognized a gain of $1.5 million representing the reversal of the scheduled $1.5 million fixed payment, which was accrued during the quarter ended September 30, 2000.

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

Selling, General and Administrative. General and administrative expenses consist primarily of salaries and employee benefits, facility and telecommunication costs, depreciation, amortization of intangibles, fees for professional services and royalties paid to content providers that are of a fixed nature. Sales and marketing expenses consist primarily of salaries and employee benefits, bonuses, advertising, promotions and related marketing costs.

Other Income/Expense. The primary component of other expense is interest expense related to debt, loans from related parties and capital leases. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Revenues. Revenues increased approximately $0.3 million, from $2.7 million in 2000 to $3.1 million in 2001, due to revenues attributable to organic growth and acquired businesses. The increase attributable to organic growth is associated with our ASP-based products, which was partially offset by a decline in installed product and live events. During the third quarter of 2000, approximately 40% of revenues related to services to healthcare organizations and 60% related to services to pharmaceutical and medical device companies, including revenues from the Web distribution network. During 2001, revenues were split almost evenly between services to healthcare organizations and services to pharmaceutical and medical device companies, including revenues from the Web distribution network.

         Cost of Revenues. Cost of revenues increased $0.2 million, from $1.0 million in 2000 to $1.2 million in 2001. While cost of revenues did not significantly increase, the components changed from 2000 to 2001. During the third quarter of 2001, cost of revenues included costs associated with event development and registration services and related personnel, Web cast event personnel, ASP implementation and other personnel. During 2000, cost of revenues included more development, installation and training personnel, primarily associated with content development and installed product services. Cost of revenues, as a percentage of revenues, increased from approximately 38% in 2000 to approximately 40% in 2001, primarily as a result of increased fixed costs related to our live event services.

         Product Development. Product development expenses decreased $0.3 million, from $1.6 million in 2000 to $1.3 million in 2001. The decrease in product development expenses related to lower personnel costs associated with the consolidation of support functions of the multiple platforms acquired during 2000. Product development as a percentage of revenues decreased from approximately 59% in 2000 to 41% in 2001 as a result of increased growth in revenues from ASP-based products and reduced development focus on our client server products.

         Selling, General and Administrative. Selling, general and administrative expenses decreased $0.6 million, from $6.4 million in 2000 to $5.8 million in 2001. General and administrative expenses decreased from $3.4 million in 2000 to $1.8 million in 2001. Sales and marketing expenses, including personnel costs, increased $0.2 million, from $1.2 million in 2000 to $1.4 million in 2001. Depreciation and amortization expenses increased $0.8 million from approximately $1.8 million in 2000 to $2.6 million in 2001. As a percentage of revenues, selling, general and administrative expenses decreased from approximately 235% in 2000 to approximately 188% in 2001.

         General and administrative expenses decreased by $1.6 million due to a decline in royalties to WebMD. As a result of the renegotiation of the WebMD agreement during the first quarter of 2001, $1.5 million of royalties accrued during the third quarter of 2000 were not repeated in 2001. In addition to the decrease in royalties, personnel expenses declined from 2000 to 2001 due to the consolidation of corporate functions.

         Sales and marketing expenses increased $0.2 million from $1.2 million in 2000 to $1.4 million in 2001, and the components of this spending changed. The increase in sales and marketing expenses relates primarily to the addition of sales personnel in connection with the September 2000 acquisition of SynQuest. The increase in personnel expenses from 2000 to 2001 was offset by declines in advertising expenses from 2000 to 2001.

         Depreciation and amortization increased by $0.8 million due to the amortization of intangibles including goodwill, non-competition agreements and customer lists related to the acquisitions noted above. In addition, depreciation increased as a result of acquired fixed assets and additions related to additional personnel.

         Other Income/Expense. Other income and expense decreased $0.7 million, from approximately $1.1 million in 2000 to $0.4 million in 2001 due to decreased interest income, which resulted from lower cash and investment balances in 2001 when compared to 2000 as well as lower rates of return in 2001 when compared to 2000.

         Net Loss. Net loss decreased $0.5 million from $5.3 million in 2000 to $4.8 million in 2001 due to the factors described above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Revenues. Revenues increased $3.3 million, from $6.4 million in 2000 to $9.7 million in 2001, due to revenues attributable to acquired businesses and organic growth. Of the increase, approximately $1.8 million related to the event development and registration business acquired in July 2000 from EDI, while the remaining net increase is primarily attributable to increased organic revenues from our ASP-based products. This increases were also offset by declines in sales of installed learning management systems from 2000 to 2001. For both 2000 and 2001, revenues were split almost evenly between those related to services to healthcare organizations and revenues related to services to pharmaceutical and medical device companies, including revenues from the Web distribution network.

         Cost of Revenues. Cost of revenues increased $1.0 million, from $2.8 million in 2000 to $3.8 million in 2001. This increase is primarily attributable to personnel costs associated with event development and registration services, however this increase was offset by a decline in installation and training personnel associated the sales of our installed learning management systems. The remainder of the increase is associated with additional personnel associated with our ASP-based products and services. Cost of revenues, as a percentage of revenues, decreased from approximately 44% in 2000 to 40% in 2001, primarily as a result of increased revenues related to our ASP-based products and services.

         Product Development. Product development expenses decreased $0.2 million, from $4.0 million in 2000 to $3.8 million in 2001. The decrease in product development expenses related to decreased personnel costs associated with consolidation of support functions of the multiple platforms acquired during 2000. Product development as a percentage of revenues decreased from approximately 63% in 2000 to 39% in 2001 as a result of increased growth in revenues from ASP-based products and reduced development focus on our client server products.

         Office Consolidation Charge. During the nine months ended September 30, 2001, the Company recorded a non recurring office consolidation charge of $0.4 million as a result of closure of its Dallas and Boston offices. The charge consisted of lease obligations of approximately $0.2 million and impairment of certain fixed assets of approximately $0.2 million.

         Selling, General and Administrative. Selling, general and administrative expenses increased $1.9 million, from $15.5 million in 2000 to $17.4 million in 2001. General and administrative expenses decreased $1.6 million from $7.3 million in 2000 to $5.7 million in 2001. Sales and marketing expenses, including personnel costs, increased from $3.8 million in 2000 to $4.4 million in 2001. Depreciation and amortization expenses increased from $4.4 million in 2000 to $7.3 million in 2001. As a percentage of revenues, selling, general and administrative expenses decreased from approximately 243% in 2000 to 180% in 2001.

         General and administrative expenses, excluding the $1.5 million gain on renegotiation of the WebMD agreement, were comparable between years, however the components of this category changed. When compared to 2000, content and royalty expenses declined approximately $2.3 million as a result of the renegotiation of the WebMD agreement during the first quarter of 2001. This decrease was offset by increases in personnel and facility costs related to the EDI and SynQuest acquisitions and increases in severance expenses related to consolidation of duplicative functions.

         Sales and marketing expenses increased $0.6 million to $4.4 million primarily as a result of sales personnel added in connection with the SynQuest acquisition. This increase was partially offset by a decline in spending on direct marketing and advertising campaigns.

         Depreciation and amortization increased by $2.9 million due to increases in amortization and depreciation associated with the 2000 and 2001 acquisitions.

         Other Income/Expense. Other income and expense decreased $0.3 million, from approximately $1.7 million in 2000 to $1.4 million in 2001 related to decreased interest income which resulted from lower balances invested during 2001 when compared to 2000. Lower investment balances are attributable to both cash burn and cash used for acquisitions. In addition, the rates of return realized in 2001 were lower than 2000.

         Net Loss. Net loss increased $0.1 million from $14.3 million in 2000 to $14.4 million in 2001 due to the factors described above.

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

         Net cash used in operating activities was $11.3 million in the first nine months of 2000 and $9.7 million in the first nine months of 2001. Cash used in operating activities during the nine months ended September 30, 2000, which excludes the effects of acquisitions, was attributable to a $14.3 million net operating loss and increases in accounts and unbilled receivables, prepaid and other current assets, and other assets, and increases in deferred revenue which were partially offset by increases in depreciation, amortization and non cash warrant amortization, as well as increases in accounts payable and accrued liabilities. Cash used in operating activities during the nine months ended September 30, 2001 related to the $14.4 million net loss, the non cash gain on the WebMD renegotiation, increases in unbilled receivables, prepaid development, prepaid expenses and other current assets, decreases in accounts payable, accrued liabilities, and registration liabilities. These operating uses of cash were offset by non cash warrant expense, the office consolidation charge, increases in depreciation and amortization as well as a decline in restricted cash and other assets.

         Net cash used in investing activities was $28.8 million in the first nine months of 2000 and $1.4 million in the first nine months of 2001. Cash used in investing activities during the first nine months of 2000 related to the purchase of $20.1 million in investments, $6.7 million related to the 2000 acquisitions and $2.1 million of cash paid for the purchase of property and equipment. In the first nine months of 2000, these outflows were partially offset by the receipt of $0.1 million from the sale of investments by the Company. During the first nine months of 2001, cash outflows related to $0.3 million for the purchase of de'MEDICI Systems, $0.2 million from the issuance of a note receivable and the $1.0 million for the purchase of property and equipment, which was offset by the receipt of $0.2 million for the repayment of a note.

         Cash provided by financing activities was $51.3 million in the first nine months of 2000 while $2.2 million was used in financing activities in the first nine months of 2001. During the first nine months of 2000, cash provided by financing activities related to $54.2 million received from the sale of common stock and $0.6 million received in connection with the exercise of stock options, which was partially offset by $2.0 million of expenses related to the common stock offering and $1.4 million of repayments of debt and capital leases. Cash used in financing activities during the first nine months of 2001 related to $2.0 million related to the repurchase of common stock from WebMD and $0.3 million related to payments under capital lease arrangements.

         In connection with our agreement with HCA, we will receive payments for services of at least $12.0 million over the four-year term of the agreement. As discussed above, effective October 1, 2001, the Company and HCA mutually agreed to cancel HCA's warrant to purchase HealthStream's common stock. No future amortization will be recognized as a reduction of revenues.

         We also expect to incur additional product development costs, some of which will be capitalized, and sales and marketing costs to grow our business. As a result of the anticipated growth in personnel, development and online transactions, we expect that our capital expenditures will be approximately $0.5 million during the remainder of 2001.

         Our arrangements with content, development and distribution partners have typically provided for payments based on revenues, and we expect to continue similar arrangements in the future. In addition to such percentage payments, we have fixed payment commitments of approximately $200,000 during the remainder of 2001. We also have fixed educational grant commitments of approximately $70,000 during the remainder of 2001. We have variable commitments of approximately $100,000 related to agreements under which other organizations have agreed to provide content development services for us. Payments under these development arrangements are contingent upon the delivery of services.

         As of September 30, 2001, our primary source of liquidity was $29.1 million of cash and cash equivalents, restricted cash, investments and related interest receivable. As of October 31, 2001, the Company had cash, restricted cash, investments and related interest receivable of $28.0 million. We believe that our existing cash, restricted cash, investments and interest receivable will be sufficient to meet anticipated cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months. Our growth strategy may include acquiring companies that complement our products and services. We anticipate that these acquisitions, if any, will be effected through a combination of issuance of our common stock and cash payments. Failure to generate sufficient cash flow from operations, failure to raise additional capital when required in sufficient amounts and on acceptable terms or our inability to use our common stock to finance acquisitions could harm our business, results of operations and financial condition.

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

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS 121. SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. We do not expect SFAS 144 to have a material effect on our results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk.

         As of September 30, 2001, we had no outstanding indebtedness other than capital lease arrangements. Accordingly, the Company is not exposed to significant market risk. The Company is exposed to market risk with respect to the cash and cash equivalents that it invests. At October 31, 2001, we had approximately $28.0 million of cash, restricted cash, investments and accrued interest that were invested in a combination of short and long-term investments. At this investment level, a hypothetical 10% decrease in the interest rate would decrease interest income and increase net loss on an annualized basis by approximately $280,000.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         10.1 Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Services, Inc.* (incorporated by reference to Current Report on Form 8-K filed on November 1,
2001)

         * Confidential treatment has been requested with respect to certain portions of this exhibit. Such portions were omitted and included in the confidential treatment request filed separately with the Securities and Exchange Commission.

(b)      Reports on Form 8-K

                 Report filed on November 1, 2001 regarding new agreement with HCA Information Technology & Services, Inc. and cancellation of warrant to purchase common stock of HealthStream held by CIS Holdings, Inc.

         SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HEALTHSTREAM, INC.

                                             By:  /s/  ARTHUR E. NEWMAN
                                                -------------------------------
                                                Arthur E. Newman
                                                Chief Financial Officer
                                                November 13, 2001