Form 10-K
period 2001-12-31
HEALTHSTREAM INC
filed 2002-03-22
CIK 1095565

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the Nasdaq National Market on March 18, 2002 was $13,797,955. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 18, 2002, there were 20,372,544 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                               HEALTHSTREAM, INC.

                                TABLE OF CONTENTS
                           ANNUAL REPORT ON FORM 10-K

                                                                                                             PAGE
                                                                                                             ----
PART I

Item 1.    Business......................................................................................      1
Item 2.    Properties....................................................................................     16
Item 3.    Legal Proceedings.............................................................................     16
Item 4.    Submission of Matters to a Vote of Security Holders...........................................     16

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.........................     17
Item 6.    Selected Financial Data.......................................................................     18
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........     19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....................................     28
Item 8.    Financial Statements and Supplementary Data...................................................     30
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.........     55

PART III

Item 10.   Directors and Executive Officers of the Registrant............................................     55
Item 11.   Executive Compensation........................................................................     55
Item 12.   Security Ownership of Certain Beneficial Owners and Management................................     55
Item 13.   Certain Relationships and Related Transactions................................................     55

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................     56

                                     PART I

This Annual Report contains forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934. Such forward-looking statements include, among others, those statements including the words "expects", "anticipates", "intends", "believes", "may", "will", "should", "continue" and similar language or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, HealthStream's actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Risk Factors" and elsewhere in this document. In addition, factors that we are not currently aware of could harm our future operating results. You should carefully review the risks described in other documents HealthStream files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that HealthStream filed in 2001. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. HealthStream undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

ITEM 1. BUSINESS

OVERVIEW AND HISTORY

HealthStream, Inc. ("HealthStream" or the "Company") provides Internet-based solutions and services to meet the training and education needs of the healthcare industry. HealthStream provides services to customers throughout the United States, focusing primarily on healthcare organizations and pharmaceutical and medical device companies. Within healthcare organizations, our focus is on expanding HealthStream's Internet-based application service provider, or ASP, e-learning products and installed learning management products to hospitals and long-term care and outpatient facilities. Services to healthcare organizations are delivered through our proprietary Internet e-learning products and installed learning management products. For pharmaceutical and medical device companies, our focus is on providing services including live and online educational and promotional activities aimed at healthcare professionals, as well as online training for medical industry representatives. Pharmaceutical and medical device companies also provide commercial support for some of our continuing education activities. Services to pharmaceutical and medical device companies are facilitated through our library of licensed content, our online services, and to a lesser degree, our distribution of Web portal partners.

The Company was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. The Company evolved from an initial focus of providing multimedia tools for information dissemination to the full-service delivery of training and education for the healthcare industry. We have established relationships with major healthcare institutions and companies to provide training solutions to meet the needs of healthcare organizations, their employees and their vendors.

INDUSTRY BACKGROUND

According to the National Center of Health Statistics, the healthcare industry represents a $1.3 trillion market, or approximately 14% of the gross domestic product. We believe over 10.0 million professionals are employed in this segment of the domestic economy, including over 2.6 million registered nurses, 5.0 million allied healthcare professionals (which include among others approximately 800,000 emergency medical services and first responder personnel and approximately 250,000 radiologic technologists), 2.4 million non-clinical employees and 600,000 physicians. Approximately 4.0 million of these professionals work in hospital organizations.

The healthcare industry is a dynamic industry characterized by ongoing development of new therapeutic treatments, procedures and innovations in medical technology that together create a demand for related education and training products. Government regulations and accrediting bodies require employers to provide healthcare professionals and other healthcare workers with training on an increasing number and variety of topics. This training includes safety training mandated by both the Occupational Safety and Health Administration, or OSHA, and the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, for all institutional-based healthcare workers. In addition, to keep abreast of the latest developments and to meet licensing, certification and credentialing requirements, healthcare professionals must obtain continuing education. Continuing education requirements include continuing education for nurses, emergency medical services and first responder personnel and radiologic personnel. Simultaneously, the healthcare industry continues to operate under intense pressure to reduce costs as a result of reductions in government reimbursement and increased participation of patients in managed care programs. In addition, healthcare organizations as well as pharmaceutical and medical device companies are under rising operating costs coupled with increased pressure to measure and report on the outcomes or results of the dollars spent on training. Our products and services meet these needs by reducing healthcare organizations' costs of training and providing unique opportunities for additional products or services within the healthcare industry.

HEALTHSTREAM'S SOLUTIONS

SERVICES TO HEALTHCARE ORGANIZATIONS

HealthStream's solutions are designed to meet the ongoing training, education and compliance reporting needs of the healthcare community. We bring high quality content together with administrative and management tools. This combination allows healthcare administrators to configure training to meet the precise needs of different groups of employees, modify training materials and monitor the results of training. Healthcare organizations are confronted with significant mandated and recurring training requirements for continuing certification of professionals and the requirements of individual facilities.

Historically, we have provided our services through sales of installed learning management products. During the second quarter of 2000 we introduced our Internet-based Healthcare Learning Center ("HLC") which provides organizations with the ability to access our training and continuing education services over the Internet. Our training software is hosted in a central data center that allows end users Web access to HLC services, thereby eliminating the need for onsite local installations of installed learning management products. The HLC also provides tools that enable administrators to configure and modify training materials, track performance and predict training expenses. Pricing for the HLC is subscription based, with fees varying based on the number of users, content provided and other factors. We also offer training and implementation services to facilitate integration of this technology product into the organization's operating environments. Fees for training are based on the time and efforts of the personnel involved.

Our installed learning management products are provided on a licensed basis, with pricing based on the number of employees, sites involved, and content provided. Installed software contracts typically consist of an upfront license fee, additional content sales and ongoing maintenance and support.

In addition to our Internet-based HLC and installed learning management products, we also offer healthcare organizations with full-service capabilities to convert existing course materials to a Web-enabled format or develop custom courseware for the organization. Pricing for these services is generally based on time and efforts involved. Our development group responsible for such services includes programmers, instructional and multimedia designers, graphic artists, and project managers.

Our strategy includes focusing on expanding our services to existing customers, focusing on growing our existing customer base of approximately 500 facilities using the Internet-based HLC and converting our over 800 installed learning management product customers to our Internet-based HLC. We believe our existing sales force offers us the opportunity to grow our HLC customer base.

SERVICES TO PHARMACEUTICAL AND MEDICAL DEVICE COMPANIES

Our services to pharmaceutical companies and medical device companies include live educational and promotional activities for healthcare professionals, as well as online training for medical industry representatives. We also offer live event development, coordination, and registration services. These services include development of course agendas, coordination of subject matter experts, preparation of course materials, and registration of attendees. Pricing for online development and education services are based on the size of the event, number of attendees and other factors. Pricing for registration services is based on the size of the event.

We provide pharmaceutical and medical device companies with online development and training services. Many pharmaceutical and medical device manufacturers provide their employees or customers with interactive training. We have full-service capabilities to develop course materials to a Web-enabled format for our customers through a dedicated development group. In some cases, these services include development and sales of materials distributed on CD-ROMs. Pricing for these services is based on time and efforts of the personnel involved.

Our Web cast events offer both live and archived Web casts of medical procedures, thought-leader discussions, and other events in a cost effective manner to facilitate the provision of training or continuing education. These Web cast events typically consist of the presentation of an edited streaming video of a lecture by a leading physician in the field and may include a demonstration of a new procedure or technique followed by a live discussion. In addition, our Web cast events may be followed by other interactive courseware or other continuing education opportunities. The Web cast event may be supported by an educational grant by a pharmaceutical or medical device company. Fees or the amount of the grant for Web cast events vary based on the scope of the event, the target audience, publicity, and other peripheral services related to the event.

Commercial support arrangements can be based on an individual course provided tuition-free to all participants or can be based on providing a broad audience access to a full array of courseware across our distribution partner network for a specific period of time. Commercial support revenues are typically based on the size of the target audience, the content involved and the duration of the arrangement.

Our strategy includes expanding our revenues by further developing these relationships and by leveraging our existing base of Internet-based HLC customers for deployment of pharmaceutical and medical device training.

ACQUISITIONS

We have made eight acquisitions over the past three years and has focused on acquisitions that have added products or services, increased our customer base and/or provided enabling technologies that are complementary to our existing business. We believe we have recognized economies of scale through acquisitions in markets in which we already had a presence. In addition, we have expanded our product and service offerings by leveraging products that can operate on our existing technology platform. Acquisitions completed during the last three years, all of which were accounted for using the purchase method of accounting, are as follows: de'MEDICI Systems ("de'MEDICI") in January 2001; SynQuest Technologies, Inc. ("SynQuest") in September 2000; Education Design, Inc. ("Education Design") in July 2000; Emergency Medicine Internetwork, Inc. d/b/a EMInet ("EMInet") in January 2000; Multimedia Marketing, Inc. d/b/a m3 the Healthcare Learning Company ("m3") in January 2000; Quick Study, Inc. ("Quick Study") in January 2000; KnowledgeReview, LLC ("KnowledgeReview") in January 2000; and SilverPlatter Education, Inc. in July 1999 ("SilverPlatter"). For additional information regarding recent acquisitions, please see Note 2 of the Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS

We provide our training and education solutions to customers across a broad range of entities within the healthcare industry, including hospital organizations (including government entities) and pharmaceutical and medical device companies. The following is a partial list of customers that have purchased or contracted for products and services from HealthStream.

HEALTHCARE ORGANIZATIONS       PHARMACEUTICAL COMPANIES       MEDICAL DEVICE COMPANIES
------------------------       ------------------------       ------------------------
HCA Inc.                       Pfizer                         GE Medical Systems
Banner Health Systems          Merck                          Cordis, a Johnson & Johnson Company
Pinnacle Health, Inc.                                         Zimmer
Trinity Health, Novi, MI                                      Stryker
Sutter Health

SALES, MARKETING, AND CUSTOMER SUPPORT

We market products and services primarily through our direct sales force. As of December 31, 2001, our sales force consisted of approximately 40 employees based at its corporate headquarters in Nashville, Tennessee and at other locations in Denver, Colorado, and Raleigh, North Carolina as well as remote sales offices. These employees include direct and inside sales professionals as well as program managers. The program managers are responsible for live event services and work to develop and expand relationships with pharmaceutical and medical device companies. Our geographically disbursed direct sales organization is divided into two groups: one is focused on healthcare organizations and the other on sales to pharmaceutical and medical device companies. The inside sales force supports the direct sales force by helping field initial inquiries, qualifying sales leads, preparing proposals, and preparing sales contracts. We anticipate minor growth in the sales force during 2002.

We conduct a variety of marketing programs to promote our products and services, including trade shows, public relations, distribution of literature, direct mail, online promotion and advertising. We also conduct geographically focused meetings with target customers.

We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services, and recurring sales is dependent on the strength of our customer service and operations team. Our customer service team consists of approximately 20 employees located in our offices in Nashville and Raleigh. We provide customer support to end users through a toll-free telephone line as well as electronic mail. Our representatives are trained to understand our philosophy and corporate culture and our specific sales, marketing and support issues. We expect a decline in our customer service team during 2002 as we consolidate this function in Nashville and seek to gain greater operating efficiencies.

We have approximately ten additional personnel responsible for implementation of HLC customers. We expect that our HLC implementation department will increase in size in 2002 as we continue to grow our HLC customer base.

TECHNOLOGY MANAGEMENT

Our technology infrastructure is based on an open architecture and is designed to be secure, reliable and expandable. Our software is a combination of proprietary applications, third party database software and operating systems that support acquisition and conversion of content, hosting and management of that content, publication of our Web sites, downloads of courseware, registration and tracking of users and reporting of information for both internal and external use. We have designed this infrastructure to allow each component to be independently scaled by adding readily available hardware and software components.

Our network infrastructure, Web site and servers delivering our services, are hosted by a third party provider. This provider maintains our equipment in a secure environment, including multiple redundancies in power sources and network connections. Our provider's hosting center is connected to the Internet through multiple, redundant high-speed fiber optic circuits. Monitoring of all servers, networks and systems is performed by Company personnel on a continuous basis. Together with our provider, we employ numerous levels of firewall systems to protect our databases, customer information and content library. Backups of all databases, data and content files are performed on a daily basis. Data back-up tapes are archived at a secure remote location on a weekly basis.

COMPETITION

The healthcare education industry is highly fragmented, varies significantly in delivery methods (i.e., written materials, live events, satellite broadcasts, video, CD-ROM products, and online products) and is composed of a wide variety of entities competing for customers. The sheer volume of healthcare information available to satisfy continuing education needs, rapid advances in medical developments, and the time constraints that healthcare professionals face make it difficult to quickly and efficiently access the continuing education content most relevant to an individual's practice or profession. Historically, healthcare professionals have received continuing education and training through offline publications, such as medical journals and CD-ROMs, and by attending conferences and seminars. In addition, other healthcare workers and pharmaceutical and medical device manufacturers' sales and internal regulatory personnel usually fulfill their education and training needs through instructor-led programs from external vendors or internal training departments. While these approaches satisfy the ongoing requirements, they are limited in that they are typically costly and inconvenient. In addition, such live courses are often limited in the breadth of offerings and do not provide a method for tracking training results. The related results of these traditional methods, both from a business and compliance standpoint, are difficult to track and measure.

We believe there are few competitors that currently offer comprehensive e-learning solutions that are directly comparable to our services for the healthcare industry. We believe our solutions, which include products and services that facilitate training for healthcare professionals, a wide assortment of content, a mechanism for measuring results, and the ability to provide all services on a single platform over the Internet, provide us with a competitive advantage. We believe that the principal competitive factors affecting the marketing of e-learning services to the healthcare industry include:

        - features of the e-learning product, including reporting, management functionality, scalability, and the ability to track utilization and results;

        - scope and variety of e-learning content available, including mandated content for OSHA and JCAHO requirements as well as the ability of entities to add their own Web-enabled content;

        - scope and quality of professional services offered, including training and the expertise and technical knowledge of the providers' employees;

        - ability to access and leverage an existing customer base to increase exposure for pharmaceutical and medical device companies;

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

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

THE INTERNET

The laws and regulations that govern our business change rapidly. The United States government and the governments of some states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

        - Privacy Law. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use, confidentiality and disclosure of personal information could limit our ability to collect information or use the information in our databases or derived from other sources, to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation.

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

        - Sales and Use Tax. Through December 31, 2001, we collected sales, use or other taxes on taxable transactions in all states in which we have employees. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet. The enactment of any additional laws or regulations may increase our cost of conducting business or otherwise harm our business, financial condition and operating results.

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

Occupational Safety and Health Administration ("OSHA"). OSHA regulations require employers to provide training to employees to minimize the risk of injury from various potential workplace hazards. Employers in the healthcare industry are required to provide training with respect to various topics, including blood borne pathogens exposure control, laboratory safety and tuberculosis infection control. OSHA regulations require employers to keep records of their employees' completion of training with respect to these workplace hazards.

Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). JCAHO imposes continuing education requirements on physicians that relate to each physician's specific staff appointments. In addition, JCAHO mandates that employers in the healthcare industry provide certain workplace safety and patient interaction training to employees. JCAHO required training may include programs on infection control, patient bill of rights, radiation safety and incident reporting. Healthcare organizations are required to provide and document training on these topics to receive JCAHO accreditation.

Continuing Education ("CE"). State nurse practice laws are usually the source of authority for establishing the state board of nursing, which then establishes the state's CE requirements for professional nurses. The continuing education units programs are accredited by the American Nurses Credentialing Center Commission on Accreditation and/or the state board of nursing. CE requirements vary widely from state to state. Twenty-nine states require some form of CE in order to renew a nurse's license. In some states, the CE requirement only applies to re-licensure of advance practice nurses, or additional CE's may be required of this category of nurses. On average, 12 to 15 CE's are required annually, with reporting generally on a bi-annual basis.

Continuing Medical Education ("CME"). State licensing boards, professional organizations and employers require physicians to certify that they have accumulated a minimum number of continuing medical education hours to maintain their licenses. Generally, each state's medical practice laws authorize the state's board of medicine to establish and track CME requirements. Thirty-four state medical licensing boards currently have CME requirements. The number of CME hours required by each state ranges up to 50 hours per year. Other sources of CME requirements are state medical societies and practice specialty boards. The failure to obtain the requisite amount and type of CME could result in non-renewal of the physician's license to practice medicine and/or membership in a medical or practice specialty society. The American Medical Association's, or AMA's, Physician Recognition Award, or PRA, is the most widely recognized certificate for recognizing physician completion of a CME course. The AMA classifies continuing education activities as either category 1, which includes formal CME activities, or category 2, which includes most informal activities. Sponsors want to designate CME activities for AMA PRA category 1 because this has become the benchmark for quality in formally organized educational activities. Almost all agencies nationwide that require CME participation specify AMA PRA category 1 credit. Only institutions and organizations accredited to provide CME can designate an activity for AMA PRA category 1. The Accreditation Council on Continuing Medical Education, or ACCME, is responsible for the accreditation of medical schools, state medical societies, and other institutions and organizations that provide CME activities for a national or regional audience of physicians. Only institutions and organizations are accredited. The ACCME and state medical societies do not accredit or approve individual activities. State medical societies, operating under the aegis of the ACCME, accredit institutions and organizations that provide CME activities primarily for physicians within the state or bordering states.

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

OUR EMPLOYEES

As of December 31, 2001 we employed 211 persons. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.

EXECUTIVE OFFICERS

The following is a brief summary of the business experience of each of the executive officers of the Company. Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

NAME                             AGE   POSITION
----                             ---   --------
Robert A. Frist, Jr............  34    Chief Executive Officer, President and Chairman of the Board of Directors
Arthur E. Newman...............  53    Senior Vice President and Chief Financial Officer
Michael Pote...................  40    Senior Vice President
Fred Perner....................  48    Senior Vice President
Scott Portis ..................  35    Vice President of Technology
Robert H. Laird, Jr............  34    Vice President, General Counsel and Secretary
Susan A. Brownie...............  37    Vice President of Finance and Corporate Controller
D. Robert Wiemer, Jr...........  33    Vice President

Robert A. Frist, Jr., one of our co-founders, has served as our chief executive officer and chairman of the board of directors since 1990. Mr. Frist serves on the board of directors of HearingPlanet, Inc., an online hearing aid distribution company, and HealthLeaders, Inc., a healthcare publisher. He graduated with a Bachelor of Science in business with concentrations in finance, economics and marketing from Trinity University. Mr. Frist is the brother-in-law of Scott Portis, our vice president of technology.

Arthur E. Newman has served as our chief financial officer and senior vice president since January 2000. From April 1990 to August 1999, Mr. Newman served as executive vice president overseeing finance, human resources, information systems and customer service and fulfillment for Lippincott, Williams and Wilkins, formerly Waverly, Inc., a publicly traded medical sciences publisher. In May 1998, Waverly was acquired by Wolters Kluwer and merged with Wolters Kluwer's existing U.S. based medical publisher, Lippincott-Raven Publishers. From August 1999 to January 2000, Mr. Newman served as the chief technology officer for Wolters Kluwer's scientific, technical and medical companies consisting of five separate units. Mr. Newman serves on the board of directors of HealthLeaders, Inc., a healthcare publisher. Mr. Newman holds a Bachelor of Science in chemistry from the University of Miami and a Masters of Business Administration from Rutgers University.

Michael Pote has served as our senior vice president since August 1997. From January 1996 to August 1997, Mr. Pote served as vice president of Columbia Health Care Network, a managed care contractor. From August 1994 to June 1996, Mr. Pote served as vice president and administrator for Centennial Medical Center. Mr. Pote received a Bachelor of Science in education and a Masters of Science in education from Syracuse University.

Fred Perner has served as senior vice president since November 2000 and senior director from July 2000 to November 2000. From January 1999 until June 2000, Mr. Perner served as president of Education Design, Inc., a company acquired by HealthStream in July 2000. Mr. Perner served as corporate director of marketing for the Association of periOperative Registered Nurses from 1996 to 1999. Mr. Perner holds a Bachelor of Science in General Management and a Masters in Business Administration from Indiana University. Mr. Perner also holds a J.D. from the University of Denver College of Law.

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

D. Robert Wiemer, Jr. has served as vice president since January 2002. Since joining the Company in June 1999, Mr. Wiemer served in several operational and business development roles within the organization. He holds a Bachelor of Engineering from Vanderbilt University and a Masters of Business Administration from the University of Texas at Austin. From May 1995 until May 1999, Mr. Wiemer worked for PhyCor, Inc., most recently as manager of operations.

RISK FACTORS

We believe that the risks and uncertainties described below and elsewhere in this document are the principal material risks facing the Company as of the date of this report. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of the following risks.

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

        - establish and maintain strategic relationships with content providers or partners; and

        - respond effectively to competitive and technological developments.

VARIABILITY AND LENGTH OF OUR SALES CYCLE FOR OUR PRODUCTS AND SERVICES AS WELL AS OUR PRODUCT MIX MAY MAKE OUR OPERATING RESULTS UNPREDICTABLE AND VOLATILE.

The period from our initial contact with a potential customer and the first purchase of our solution by the customer typically ranges from three to nine months, and in some cases has extended much further. In addition the revenue recognition policies for sales of Internet-based e-learning products and other services vary significantly from our installed learning management products. As a result of both of these factors, we have only limited ability to forecast the timing and type of sales. This, in turn, makes it more difficult to predict quarterly financial performance.

FAILURE TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS AND INFRASTRUCTURE COULD DISRUPT OUR OPERATIONS AND PREVENT US FROM GENERATING THE REVENUES WE EXPECT.

We currently are experiencing a period of expansion in our end user traffic and related infrastructure. We anticipate an expansion in end user traffic from our Internet-based e-learning products and other services. To manage our growth, we must successfully implement, constantly improve and effectively utilize our operational and financial systems. Our existing or planned operational and financial systems may not be sufficient to support our growth, and our management may not be able to effectively identify, manage and exploit existing and emerging market opportunities. If we do not adequately manage our potential growth, our business will suffer.

THE MARKET FOR ONLINE TRAINING AND CONTINUING EDUCATION IN THE HEALTHCARE INDUSTRY IS NEW AND RAPIDLY EVOLVING.

Uncertainty as to the level of demand and market acceptance for online training and continuing education in the healthcare industry exposes us to a high degree of risk. We cannot assure you that the healthcare community will completely adopt online training and continuing education as a replacement for, or alternative to, traditional sources of training and continuing education. Market acceptance of our e-learning products depends upon continued growth in the use of the Internet generally and, in particular, as a source of continuing education services. If the market for online training and continuing education fails to develop, develops more slowly than expected, becomes saturated with competitors, or services do not achieve or sustain market acceptance, our business will suffer.

WE MAY NOT BE ABLE TO MAINTAIN OUR COMPETITIVE POSITION AGAINST CURRENT AND POTENTIAL COMPETITORS, ESPECIALLY THOSE WITH SIGNIFICANTLY GREATER FINANCIAL, MARKETING, TECHNICAL AND OTHER RESOURCES.

Several of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than us, and several of the larger e-learning companies have announced their intentions to enter the healthcare e-learning market. These companies may be able to respond more quickly than us to new or changing opportunities, technologies, standards or customer requirements. In addition, if such competitors were to offer a complete e-learning solution to the healthcare industry, our competitive position could be adversely affected.

WE MAY BE UNABLE TO IMPLEMENT OUR GROWTH STRATEGY, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND COMPETITIVE POSITION IN THE INDUSTRY.

Our business strategy includes increasing our market share and presence through sales to new customers, further penetration and additional sales to existing customers, and strategic acquisitions that complement or enhance our business. During 1999 through 2001, we have consummated a number of acquisitions involving multiple remote offices. We may have difficulty integrating the operations and realizing the results of these acquisitions. We may not be able to identify, complete, or integrate the operations or realize the anticipated results of future acquisitions. Some of the risks that we may encounter in implementing our acquisition growth strategy include:

        - expenses, delays and difficulties of integrating the acquired company into our existing organization;

        -       diversion of management's attention from other business matters;

        - expenses associated with and difficulties in identifying potential targets and the costs associated with acquisitions that are not completed;

        - expenses of amortizing certain components of the acquired company's intangible assets;

        - adverse impact on our financial condition due to the timing of the acquisition; and

        - expenses of any undisclosed or potential liabilities of the acquired company.

If any of these risks are realized, our business could suffer.

OUR FUTURE SUCCESS DEPENDS, IN PART, ON OUR ABILITY TO SELL ADDITIONAL CONTENT AND SERVICES TO EXISTING CUSTOMERS, AS WELL AS CONTINUING TO SELL TO NEW CUSTOMERS.

We plan to grow our revenues by increasing our sales of content and other services to existing customers as well as sell to new customers. Our identification of additional content and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our base of Internet-based customers. Because healthcare training continues to change and evolve, we may be unable to accurately predict and develop content and other products to address the needs of the healthcare industry. Continued growth of our Internet-based customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as continued content and product enhancements to address the needs of the healthcare industry.

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

Our business depends on the ability of our end users to access and use our courseware, as well as to conduct commercial transactions with us, without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and access to our Web sites. Our penetration of a broader market and sale of additional services to existing customers will depend, in part, on continued proliferation of high speed Internet access. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increased users or bandwidth requirements may impair the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of continuing education and training.

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

FINANCIAL RISKS

WE MAY NOT BE ABLE TO FORECAST OUR REVENUES ACCURATELY BECAUSE WE HAVE A LIMITED OPERATING HISTORY.

As a result of our limited operating history, we do not have historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations. We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicators of future performance. In addition, our operating results may vary substantially. This variability results primarily from the differences in revenue recognition for our various products and services. The actual effect of these factors on the price of our stock, however, will be difficult to assess due to our limited operating history. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors, and the trading price of our common stock may decline.

WE EXPECT NET LOSSES IN THE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

In 2001, we had a net loss of approximately $19.6 million. At December 31, 2001, our accumulated deficit was $48.8 million. We expect substantial net losses and negative cash flow through at least 2002. With increased expenses, we will need to generate significant additional revenues in order to achieve profitability. As a result, we may never achieve or sustain profitability.

OUR REVENUE RECOGNITION IS DEPENDENT UPON ACHIEVEMENT OF CERTAIN EVENTS, AND OUR INABILITY TO RECOGNIZE REVENUE IN ACCORDANCE WITH OUR EXPECTATIONS WILL HARM OUR OPERATING RESULTS.

In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include completion and acceptance by our customers of developed content and courseware and utilization of courseware in connection with subscription Internet-based e-learning products, content development, and commercial support arrangements. While our customer contracts have not historically provided for minimum levels of participant registration or course completion, customer requirements may demand such contract features in the future. Further, delivery of customer-specific data is required for us to implement customers on our Internet-based e-learning platform. Accordingly, if customers do not provide us with the specified information in a timely manner, our ability to recognize revenues will be delayed, which could harm our operating results.

WE MAY NOT BE ABLE TO MEET OUR STRATEGIC BUSINESS OBJECTIVES UNLESS WE OBTAIN ADDITIONAL FINANCING, WHICH MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL.

The net proceeds of our initial public offering, or IPO, and the preceding private offerings of our common and preferred stock, together with our current cash reserves, are expected to be sufficient to meet our cash requirements through at least 2002. However, we may need to raise additional funds in order to:

        - acquire complementary businesses, technology, content or products;

        -       finance working capital requirements;

        -       develop or enhance existing services or products;

        -       respond to competitive pressures;

        - sustain content, distribution and development partner relationships; or

        -       maintain required infrastructure to support our business.

At December 31, 2001, we had approximately $27.2 million in cash, cash equivalents, restricted cash, investments and related interest receivable. In addition, we have commitments of approximately $100,000 in 2002 due to certain milestones related to agreements with content and development partners. These commitments may increase over time as a result of competitive pressures. We expect to incur approximately $1.5 to $2.0 million of capital expenditures during 2002 to support our business. We expect operating losses and negative cash flows to continue through at least 2002. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, and these securities may have rights, preferences or privileges senior to those of our shareholders.

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

RISKS RELATED TO SALES, MARKETING AND COMPETITION

WE EXPECT COMPETITION TO INCREASE IN THE FUTURE WHICH COULD REDUCE OUR REVENUES, POTENTIAL PROFITS AND OVERALL MARKET SHARE.

The market for traditional and online training and continuing education services is competitive. Barriers to entry on the Internet are relatively low, and we expect competition to increase in the future. We face competitive pressures from numerous actual and potential competitors, both online and offline, many of which have longer operating histories, greater brand name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. We cannot assure you that online training and continuing education services provided by our existing and potential competitors will not be perceived by the healthcare community as being superior to ours.

IF WE FAIL TO COLLECT ACCURATE AND USEFUL DATA ABOUT OUR END USERS, POTENTIAL CONTENT PARTNERS MAY NOT SUPPORT OUR SERVICES, WHICH MAY RESULT IN REDUCED COURSEWARE REVENUES.

We plan to use data about our end users to expand, refine and target our marketing and sales efforts. We collect most of our data from end users who report information to us as they register for courses on our Web site, or our distribution partners' Web sites. If a large proportion of users are unwilling to provide data or if they falsify data, our marketing and sales efforts would be less effective, since content partners generally require detailed demographic data on their target audiences. In addition, laws relating to privacy and the use of the Internet to collect personal information could limit our ability to collect data and utilize our database. Failure to collect accurate and useful data could result in a substantial reduction in courseware revenues.

RISKS RELATED TO OPERATIONS

WE MAY BE UNABLE TO ADEQUATELY DEVELOP OUR SYSTEMS, PROCESSES AND SUPPORT IN A MANNER THAT WILL ENABLE US TO MEET THE DEMAND FOR OUR SERVICES.

We have provided our online products and services for less than three years and continue to develop our ability to provide our courses and education management systems on both a subscription and transactional basis over the Internet. Our future success will depend on our ability to effectively develop the infrastructure, including additional hardware and software, and implement the services, including customer support, necessary to meet the demand for our services. In the event we are not successful in developing the necessary systems and implementing the necessary services on a timely basis, our revenues could be adversely affected, which would have a material adverse effect on our financial condition. In addition, in October 2001, we renegotiated our agreement with HCA Information Technology & Services, Inc. ("HCA") to provide our Internet-based e-learning products to them over the next four years. HCA currently represents a large portion of our INTERNET-BASED E-LEARNING business. HCA has the right to terminate this agreement if we fail to deliver the required services under this agreement on a timely basis. A termination of our agreement with HCA would have a material adverse effect on our business as well as our ability to secure other large customers for these services.

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

WE MUST CONTINUE TO UPGRADE OUR TECHNOLOGY INFRASTRUCTURE, OR WE WILL BE UNABLE TO EFFECTIVELY MEET DEMAND FOR OUR SERVICES.

We must continue to add hardware and enhance software to accommodate the increased content in our library and increased use of our Web site as well as our distribution partners' Web sites. In order to make timely decisions about hardware and software enhancements, we must be able to accurately forecast the growth in demand for our services. This growth in demand for our services could be difficult to forecast and the potential audience for our services is large. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our systems may become unstable and may fail to operate for unknown periods of time. Unscheduled downtime could harm our business and also could discourage current and potential end users and reduce future revenues.

OUR DATA AND WEB SERVER SYSTEMS MAY STOP WORKING OR WORK IMPROPERLY DUE TO NATURAL DISASTERS, FAILURE OF THIRD-PARTY SERVICES AND OTHER UNEXPECTED PROBLEMS.

An unexpected event like a power or telecommunications failure, fire, flood, earthquake, or other catastrophic loss at our on-site data facility or at our Internet service providers' facilities could cause the loss of critical data and prevent us from offering our services. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our Web server and network systems and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems.

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

WE MAY BE LIABLE TO THIRD PARTIES FOR CONTENT THAT IS AVAILABLE FROM OUR ONLINE LIBRARY.

We may be liable to third parties for the content in our online library if the text, graphics, software or other content in our library violates copyright, trademark, or other intellectual property rights, our content partners violate their contractual obligations to others by providing content to our library or the content does not conform to accepted standards of care in the healthcare profession. We may also be liable for anything that is accessible from our Web site or our distribution partners' Web sites through links to other Web sites. We attempt to minimize these types of liabilities by requiring representations and warranties relating to our content partners' ownership of the rights to distribute as well as the accuracy of their content. We also take necessary measures to review this content ourselves. Although our agreements with our content partners contain provisions providing for indemnification by the content providers in the event of inaccurate content, we cannot assure you that our content partners will have the financial resources to meet this obligation. Alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management's attention away from our business. See "Business - Intellectual Property and Other Proprietary Rights" for a more complete discussion of the potential effects of this liability on our business.

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

ANY REDUCTION OR CHANGE IN THE REGULATION OF CONTINUING EDUCATION AND TRAINING IN THE HEALTHCARE INDUSTRY MAY ADVERSELY AFFECT OUR BUSINESS.

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

ITEM 2. PROPERTIES

Our principal executive offices are located in Nashville, Tennessee. Our lease for approximately 31,000 square feet at this location expires in 2005. The lease provides for two five-year renewal options. Rent at this location is approximately $18,000 per month through May 2002; approximately $24,000 per month through February 2004; and approximately $22,000 per month through April 2005.

As a result of our acquisition of m3, we are leasing approximately 6,000 square feet of office space in Dallas, Texas. The lease expires on January 31, 2007 and has a monthly rent of approximately $8,000. We are currently subleasing this office space at the rate of approximately $6,000 per month to a third party for the remaining lease term.

As a result of our acquisition of Education Design, we are leasing approximately 8,000 square feet of office space in Denver, Colorado. The Denver lease expires on June 30, 2005 and has monthly rent of approximately $9,000 through June 30, 2003 and approximately $10,000 through June 30, 2005.

As a result of our acquisition of SynQuest Technologies, we are leasing approximately 7,500 square feet of office space in Raleigh, North Carolina. The Raleigh lease expires on September 30, 2004 and has monthly rent of $5,702 through June 30, 2002; $5,873 through June 30, 2003; $6,050 through June 30, 2004; and $6,231 through September 30, 2004. We are currently seeking to sublease this space as we consolidate operations in Nashville.

ITEM 3. LEGAL PROCEEDINGS

On November 17, 2000, a complaint was filed by Challenger Corporation in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis against us, SynQuest and two individual shareholders of SynQuest. The complaint asserts that HealthStream violated the terms of a licensing agreement entered into between HealthStream and the plaintiff and that HealthStream allegedly failed to pay royalties due to the plaintiff pursuant to the terms of that agreement. The plaintiff also alleges that HealthStream induced SynQuest to breach a marketing agreement entered into between SynQuest and the plaintiff. Alternatively, the plaintiff alleges that HealthStream, which purchased certain assets of SynQuest, is liable for SynQuest's alleged breach of the marketing agreement pursuant to the legal theory of successor liability. The aggregate damages alleged total approximately $9.0 million. We believe the allegations in the complaint are without merit, intend to defend the litigation vigorously and do not believe this litigation will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We completed the initial public offering of our common stock on April 10, 2000. Our common stock has been traded on the Nasdaq National Market under the symbol "HSTM" since April 10, 2000. Prior to that date, there was no public market for our common stock and, therefore, no quoted market prices for our common stock are available prior to that date. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market:

2000                                                         HIGH      LOW
----                                                         ----      ---
Second Quarter (April 11 though June 30, 2000)..........   $ 10.13   $ 3.63
Third Quarter...........................................      5.75     1.88
Fourth Quarter..........................................      2.63     0.75

2001
----
First Quarter...........................................   $  2.00   $ 1.03
Second Quarter..........................................      1.82     1.00
Third Quarter...........................................      1.70     1.05
Fourth Quarter..........................................      1.50     0.86

On March 7, 2002, there were 254 registered holders and approximately 1,800 beneficial holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations.

RECENT SALES OF UNREGISTERED SECURITIES

The Registrant has sold and issued the following unregistered securities since December 31, 2000:

        - On January 26, 2001, 181,250 shares of our common stock were issued to Lippincott William & Wilkins, Inc. for an acquisition of the assets of de'MEDICI Systems, a business unit owned and operated by Lippincott William & Wilkins, Inc., for an aggregate of $300,186 under Section 4(2) of the Securities Act, in which no public solicitations were made.

USE OF PROCEEDS

On April 10, 2000 our Registration Statement on Form S-1 (File No. 333-88939) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, we registered and sold 5,275,000 shares of common stock at a price of $9.00 per share. The managing underwriter was FleetBoston Robertson Stephens, Inc. The aggregate price of the amount offered and sold was $47,475,000. In connection with the issuance and distribution of the securities registered, the Company paid $3,323,250 related to underwriting discounts and commissions and approximately $2,000,000 of other expenses.

The net offering proceeds to the Company after deducting the total expenses noted above were approximately $42,200,000. From the effective date of the Registration Statement through December 31, 2001, we have used approximately $24,000,000 of the net offering proceeds to fund general operating expenses, acquisitions and other working capital needs.

ITEM 6. SELECTED FINANCIAL DATA

The selected statements of operations data for the three-year period ended December 31, 2001 and the balance sheet data as of December 31, 2001 and 2000 are derived from our financial statements that have been audited by Ernst & Young LLP, our independent auditors, and are included elsewhere in this report. The balance sheet data as of December 31, 1999 and 1998 and the data for the year ended December 31, 1997 are derived from audited financial statements that are included in our initial filing on Form S-1 (Reg. No. 333-88939). You should read the following selected financial data in conjunction with our financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this report.

As discussed in "Acquisitions" elsewhere in this report, HealthStream acquired eight companies between 1999 and 2001. As a result of these acquisitions, the annual results presented below are not comparable. In addition, revenues may be subject to fluctuations as discussed further in "Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this report. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

                                                                               YEAR ENDED DECEMBER 31,
                                                              2001          2000         1999        1998        1997
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues, net ...........................................    $ 13,503     $  9,652     $  2,568     $ 1,716     $ 1,268
Operating costs and expenses:
  Cost of revenues ......................................       5,772        4,357        2,138       1,057         870
  Product development ...................................       5,041        5,639        2,037         443         294
  Sales, marketing, general and administrative expenses .      13,019       15,428        2,501       1,330         766
  Depreciation and amortization .........................       9,936        6,901          452         147         109
  Office consolidation charge ...........................         401           --           --          --          --
  Impairment of long-lived assets .......................         712           --           --          --          --
                                                             --------     --------     --------     -------     -------
    Total operating costs and expenses ..................      34,881       32,325        7,128       2,977       2,039
Loss from operations ....................................     (21,378)     (22,673)      (4,560)     (1,261)       (771)
Other income (expense) ..................................       1,802        2,388          104        (329)       (189)
                                                             --------     --------     --------     -------     -------
Net loss ................................................    $(19,576)    $(20,285)    $ (4,456)    $(1,590)    $  (960)
                                                             ========     ========     ========     =======     =======
Net loss per share - basic and diluted ..................    $  (0.98)    $  (1.29)    $  (1.19)    $ (0.49)    $ (0.29)
                                                             ========     ========     ========     =======     =======
Weighted average shares of common stock
  outstanding - basic and diluted .......................      19,921       15,786        3,757       3,256       3,256
                                                             ========     ========     ========     =======     =======

                                                                                    AT DECEMBER 31,
                                                              2001          2000         1999        1998        1997
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ...............................    $  4,747     $ 19,831     $ 13,632     $    51     $    84
Investments - short and long term .......................      21,410       20,341           --          --          --
Working capital (deficit) ...............................      17,945       26,436       11,465      (2,854)     (1,708)
Total assets ............................................      49,247       70,452       17,455       1,153         948
Deferred revenue ........................................       3,274        2,764          791         323         236
Long-term debt and capital leases, net of current portion         119          216          186          32          36
Shareholder's equity (deficit) ..........................      42,543       62,017       14,190      (2,285)     (1,236)

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

The following discussion provides an overview of our history together with a summary of our revenue recognition policies, policy regarding impairment of long-lived assets, and the significant current year transactions. Our critical accounting policies include revenue recognition, impairment of long-lived assets, accounting for strategic alliances and acquisitions.

OVERVIEW AND CRITICAL ACCOUNTING POLICIES

HealthStream was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. The Company evolved from an initial focus of providing multimedia tools for information dissemination to a facilitator of training tools for entities in the healthcare industry. Revenues from the healthcare organization business unit are derived from the following categories: provision of services through our Internet-based e-learning products, content subscriptions, licensing, maintenance and support of installed learning management products, content subscriptions, custom content development, and a variety of online and enduring products. Revenues from the pharmaceutical and medical device companies are derived from live event development, coordination, and registration services, Web cast events, online development and training, and other educational and training services.

Internet-based e-learning products and content subscriptions are provided on a per person subscription basis with fees ranging from over $1 to more than $6 per month, based on the size of the facility and the content offerings. Contracts for e-learning products range from $5,000 to approximately $400,000 based on the duration of the contract, number of users and content involved. Revenue derived from the provision of services through our Internet-based e-learning products are recognized ratably over the term of the service agreement. The Company also offers training services for HLC users to facilitate integration of this technology. Fees for training are based on the time and efforts of the personnel involved. Other transaction-based online services are provided based on a fee ranging from $5 to $25 per underlying credit hour, or based upon access to a body of content for a defined period of time. Most courses provide one to three credit hours, however, during 2000 we began selling board review courses that include significantly more credit. We recognize revenue for online content subscription services ratably over the subscription period and recognize revenue for transaction-based online course sales when the course is delivered. Training revenues are generally recognized upon completion of training services. Late in 1999, we began entering into arrangements that provide for commercial support of online courseware. Such revenue is recognized ratably over the term unless usage exceeds the ratable portion. As discussed in "Risk Factors" above, revenue recognition policies for Internet-based e-learning products and other services vary significantly from our installed learning management products.

Revenues from installed learning management products are recognized upon shipment or installation of the software. The one-time license fee typically ranges from $20,000 to $200,000 based on the number of users. Revenues related to installed learning management products may be subject to fluctuations because purchases of these licenses typically are included in customers' capital expenditure budgets. Services such as training, maintenance and technical support are provided either based on a fixed fee, estimated usage or actual time incurred. Maintenance and technical support revenues are recognized over the term of the service period. Revenues derived from the sale of products requiring significant modification, conversion or customization are recorded based on the percentage of completion method using labor hours. Training revenues are generally recognized upon completion of training services. We recognize custom content development revenues based on the percentage of a project that is completed.

We recognize revenue from live event development and coordination services based on the percentage of completion method using labor hours. Event registration services are recognized upon completion of the related event. All other service revenues are recognized as the related services are performed or products are delivered. Sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors as a result of drug and product introductions and budget cycles for such companies.

We accounted for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("Statement 121") through December 31, 2001. In accordance with Statement 121, we reviewed internal and external factors to determine whether events or changes in facts and circumstances were present and indicative of an impairment of long-lived assets. This review included estimates of future cash flows related to such long-lived assets. As discussed in Notes 1 and 5 to the Consolidated Financial Statements, we recorded a charge of approximately $712,000 related to impairment of long-lived assets during the year ended December 31, 2001. As discussed further in Note 1 to the Consolidated Financial Statements, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," will be adopted as of January 1, 2002.

Effective October 1, 2001, we entered into a new four-year agreement with HCA, replacing the prior agreement with Columbia Information Systems, Inc. that had approximately two and one half years remaining. Together with HCA, we mutually agreed to cancel the warrant held by CIS Holdings, Inc., an affiliate of HCA, to purchase our common stock. As a result, we are no longer amortizing the remaining cost of the warrant as a reduction of revenues. See Note 4 of the Consolidated Financial Statements for additional information. Revenues through September 2001, provided under the prior service agreement that included the grant of the warrant to CIS Holdings, Inc., were recognized as services were rendered, net of the amortization of the fair value of the related warrant as a reduction of the revenues proportionately over the term of the four-year agreement.

We expect to continue to generate revenues by marketing our Internet-based products and services to healthcare workers through healthcare organizations. We expect that the portion of our revenues related to services provided via our Internet-based e-learning products will increase. Specifically, we will seek to generate revenues from healthcare workers by marketing to their employers or sponsoring organizations. The transaction fees for courseware resulting from this marketing may either be paid by the employer or sponsoring organization or, in the case of healthcare professionals, may be billed directly to the individual. Our Internet-based e-learning model allows us to host our system in a central data center, therefore eliminating the need for costly onsite installations of our software. Under the Internet-based e-learning model, revenues are generated by charging for use of our courseware on a subscription basis. In addition, we will continue to sell services on our Web site on a transaction basis.

In February 2000, we entered into a five-year agreement with WebMD Corporation, formerly Healtheon/WebMD, ("WebMD"). The agreement provided that we would be the exclusive provider of education, continuing education and training services for all healthcare organizations, healthcare professionals and healthcare workers on all Web sites owned or operated by WebMD in exchange for certain guaranteed payments. WebMD also purchased $10.0 million of our common stock in a private sale that closed concurrently with our IPO. During 2000, we expensed and paid WebMD $1.5 million. At December 31, 2000, we accrued but did not pay royalties related to this agreement of $1.5 million. On January 5, 2001, we terminated the prior agreement with WebMD and set forth a new business arrangement. Under the new, non-exclusive three-year agreement, we will be a preferred provider of continuing medical education, continuing education and board preparation courses for WebMD's professional portal. Under this new arrangement, financial consideration is based entirely on revenues generated from the sale of HealthStream's services to WebMD's professional portal customers.

WE HAVE ACQUIRED THE FOLLOWING COMPANIES SINCE 1999 ALL OF WHICH WERE ACCOUNTED FOR USING THE PURCHASE METHOD OF ACCOUNTING:

de'MEDICI Systems. On January 26, 2001, we acquired substantially all of the assets of de'MEDICI Systems ("de'MEDICI"), a business unit of Lippincott Williams & Wilkins, Inc., for approximately $330,000 in cash and 181,250 shares of the Company's common stock. de'MEDICI provided computer based education and training to over 230 hospitals and healthcare organizations.

SynQuest Technologies, Inc. On September 18, 2000, we acquired substantially all of the assets of SynQuest Technologies, Inc. ("SynQuest") for 787,087 shares of our common stock and assumption of certain debt and other liabilities, $2.3 million of which were repaid in connection with the purchase transaction. SynQuest provided online training and education to hospitals and healthcare organizations. The SynQuest business generates installed learning management product and Internet-based e-learning revenues.

Education Design, Inc. On July 1, 2000, we acquired substantially all of the assets of Education Design, Inc. ("EDI") for $3.0 million in cash and 184,421 shares of our common stock. In addition, approximately $300,000 of cash and 31,711 shares of our common stock were provided to the employees of EDI, subject to certain restricted stock award agreements. EDI provided services for live educational events that are supported by the medical device industry. The EDI business generates live event development, coordination, and registration revenues.

EMINet, Inc. On January 28, 2000, we acquired substantially all of the assets of Emergency Medicine Internetwork, Inc. d/b/a EMInet for $0.6 million in cash and 269,902 shares of our common stock. In addition, we issued 2,170 additional shares of our common stock based on post acquisition events. EMInet sold online medical education content to emergency medical services personnel. The EMInet business generates revenues related to sales of subscription products.

m3 the Healthcare Learning Company. On January 28, 2000, we acquired substantially all of the assets and liabilities of Multimedia Marketing, Inc. d/b/a m3 the Healthcare Learning Company ("m3") for $0.6 million in cash and 818,037 shares of our common stock. m3 provided interactive, multimedia education and training solutions to hospitals and other healthcare organizations. The m3 business generates installed learning management product and Internet-based e-learning revenues.

Quick Study, Inc. On January 11, 2000, the Company acquired substantially all of the assets and liabilities of Quick Study, Inc. ("Quick Study") for $0.1 million in cash and 61,397 shares of the Company's common stock. In addition, the Company issued 6,669 additional shares of common stock based on post acquisition events. Quick Study published CD-ROM and network-based products for the healthcare industry. The Quick Study business generates installed learning management product and Internet-based e-learning product revenues.

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

As a result of the acquisitions, we have recorded goodwill of $18.3 million and $6.9 million of other acquisition intangibles at December 31, 2001. Goodwill and intangibles, net of accumulated amortization, represented 24.1% and 25.6% of total assets and 27.9% and 29.1% of total shareholders' equity at December 31, 2001 and 2000, respectively. Our weighted average amortization period is 3.5 years. As discussed in Note 1 to the Consolidated Financial Statements, we expect amortization expense to decline during 2002 as a result of new accounting standards.

We expect to continue to transition m3, SynQuest, and de'MEDICI customers from existing platforms to our Internet-based e-learning products, and therefore expect that revenues will remain comparable or improve when compared to the annual maintenance fees with increases related to sales of additional content and courseware.

To date, we have incurred substantial costs to develop our technologies, create, license and acquire our content, build brand awareness, develop our infrastructure and expand our business, and have yet to achieve significant revenues or generate positive operating cash flows. As a result, we have incurred operating losses in each fiscal quarter since 1994. We expect operating losses and negative cash flow to continue through 2002, as we continue to expand our business and develop synergies with the companies we have acquired. These costs could have a material adverse effect on our future financial condition or operating results. We believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely upon them as an indication of our future performance.

RESULTS OF OPERATIONS

REVENUES AND EXPENSE COMPONENTS

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations. As discussed in Note 1 to the Consolidated Financial Statements, we began producing discrete financial information under two reportable segments during 2001 - healthcare organizations and professionals ("HCO") and pharmaceutical and medical device companies ("PMD"). As a result of this change, we have provided 2001 information for these segments and have provided comparative 2000 information to the extent such information was prepared.

Revenues. Revenues currently consist of the provision of services through our Internet-based e-learning products, the licensing of our installed learning management products, maintenance and support services, content subscriptions, online development, Web cast events, live event development, coordination, and registration services, online products and commercial support, sale of online enduring products and training services.

Cost of Revenues. Cost of revenues consists primarily of salaries and employee benefits, materials, hosting costs, and other direct expenses associated with revenues as well as royalties paid to content providers and distribution partners based on a percentage of revenues.

Product Development. Product development expenses consist primarily of salaries and employee benefits, third-party content acquisition costs, costs associated with the development of content and expenditures associated with maintaining, developing and operating our Web sites and training delivery and administration platform.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, advertising, promotions, and related marketing costs.

Other General and Administrative Expenses. Other general and administrative expenses consist primarily of salaries and employee benefits, facility costs and fees for professional services.

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles and amortization of content, license fees, and royalties paid to content providers that are of a fixed nature.

Other Income/Expense. The primary component of other expense is interest expense related to debt, loans from related parties and capital leases. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments.

2001 COMPARED TO 2000

Revenues. Revenues increased approximately $3.8 million, or 39.9%, to $13.5 million for 2001 from approximately $9.7 million for 2000. Revenues for 2001 consisted of $8.0 million for HCO and $5.5 million for PMD. In 2000, revenues consisted of $5.8 million for HCO and $3.9 million for PMD. The growth in HCO revenues over 2000 related primarily to growth in our Internet-based learning network, while PMD increases resulted primarily from live event development, coordination and registration services associated with the full year impact of the acquisition of EDI. We expect HCO revenues to increase during 2002 as a result of continued growth in Internet-based e-learning product revenues as well as due to the elimination of warrant expense as a reduction of revenues. We expect HCO revenues associated with the installed learning management products to decline as customers continue to transition to the Internet-based e-learning products. We expect PMD revenues to grow as well primarily due to increased penetration of live event business. Revenues for 2001 and 2000 are presented net of warrant expense of approximately $1.5 million and $1.0 million, respectively.

During 2001, 26.7% of revenues related to live event development, coordination and registration services, 19.3% related to maintenance and support fees for our installed learning management products, 14.9% related to our Internet-based e-learning products, 12.7% related to other transactions and product sales (including commercial support), 11.3% related to online development services, 10.9% related to our installed learning management product licensing fees and 4.2% related to Web cast events. During 2000, 29.6% of revenues related to our installed learning management product licensing fees, 18.0% related to live event development, coordination and registration services, 14.5% related to maintenance and support fees for our installed learning management products, 14.0% related to other transactions and product sales (including commercial support), 13.9% related to online development services, 5.6% related to Web cast events, and 4.4% related to Internet-based e-learning products. We expect revenues to continue to increase during 2002.

Cost of Revenues. Cost of revenues increased approximately $1.4 million, or 32.5%, to $5.8 million for 2001 from approximately $4.4 million for 2000. The increase was primarily due to additional personnel associated with implementation of Internet-based e-learning products, higher direct costs associated with live event development, coordination and registration services and growth in other direct expenses that increase along with related revenues. As a percentage of revenues, cost of revenues decreased to 42.7% for 2001 from 45.1% for 2000. This decrease as a percentage of revenues resulted from lower costs associated with installed learning management products and lower fixed costs associated with Internet-based e-learning products. We expect that cost of revenues will increase during 2002, but decrease as a percentage of revenues as Internet-based e-learning product revenues increase. This change is attributable to the fact that a large component of the costs associated with the Internet-based e-learning products are of a fixed nature. Cost of goods approximated 33% of revenues for HCO and 55% of revenues for PMD during 2001. We expect costs of goods to decrease as a percentage of revenues for HCO in 2002 as a result of continued growth in revenues associated with Internet-based e-learning products. We expect cost of goods to increase as a percentage of revenues during 2002 for PMD as a result of additional personnel associated with new product teams.

Product Development. Product development expenses decreased approximately $0.6 million, or 10.6%, to $5.0 million for 2001 from approximately $5.6 million for 2000. As a percentage of revenues, product development expenses decreased to 37.3% for 2001 from 58.4% for 2000. This decrease was due primarily to lower installed learning management product support costs. We expect product development expenses to increase slightly during 2002, but to decrease as a percentage of revenues, as a result of continued reductions in installed learning product maintenance and content development during 2002, which we expect to be offset by investments in new product development. Such new product efforts may be somewhat mitigated by capitalization of new product developments if such investments result in technologically feasible products during 2002. Product development expenses as a percentage of revenues approximated 34% for HCO and 19% for PMD in 2001.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, increased by $0.1 million, or 1.8%, to $5.9 million in 2001 from $5.8 million in 2000. The increase related primarily to an increase of $0.7 million related to personnel costs associated with additional sales personnel and the full year impact of the SynQuest acquisition in September 2000 as well as increased commissions associated with new contract value in 2001. This increase was partially offset by a decrease of $0.6 million associated with lower advertising and marketing spending in 2001. As a percentage of revenues, sales and marketing expenses decreased to 43.7% in 2001 from 60.0% in 2000. We expect sales and marketing expenses to increase during 2002, but decrease as a percentage of revenues. Sales and marketing as a percentage of revenues approximated 58% for HCO and 23% for PMD for 2001. During 2002, we expect sales and marketing for HCO to remain fairly consistent with 2001 levels, but to decrease as a percentage of revenues as revenues continue to grow. For PMD, we expect sales and marketing to increase both in total and as a percentage of revenues as we focus on further penetration of existing customer relationships and introduction of new products.

Depreciation and Amortization. Depreciation and amortization increased by $3.0 million, or 44.0%, to $9.9 million for 2001 from $6.9 million for 2000. The increase consisted of a $2.2 million increase in amortization, primarily associated with the 2001 acquisition of de'MEDICI and the full year impact of the 2000 acquisitions of SynQuest and EDI. The depreciation increase of $0.8 million related to the impact of fixed asset additions associated with the acquisitions and those added in the normal course of business. As discussed in
Note 1 to the Consolidated Financial Statements, we expect amortization expense to decline during 2002 as a result of new accounting standards. While depreciation will increase as a result of capital expenditures during 2002, amortization will decrease as a result of the elimination of goodwill amortization upon the adoption of new accounting standards. Depreciation and amortization for both HCO and PMD is expected to decline in 2002 both in total and as a percentage of revenues as a result of implementation of new accounting standards.

Other General and Administrative. Other general and administrative expenses decreased approximately $2.5 million, or 26.1%, to approximately $7.1 million for 2001 from approximately $9.6 million for 2000. As a percentage of revenues, other general and administrative expenses decreased to 52.8% for 2001 from 99.9% for 2000. The decrease is attributable to a $1.5 million gain on the renegotiation of the WebMD agreement during 2001 as well as the elimination of $3.0 million in fixed royalties incurred during 2000 associated with the WebMD arrangement. The gain and decline in fixed royalties were somewhat offset by the full year impact of the SynQuest and EDI acquisitions, which resulted in additional administrative personnel and facility expenses. The impact of these acquisitions was partially mitigated by the consolidation of offices and administrative functions during 2001. We expect other general and administrative expenses to decline during 2002 both in total and as a percentage of revenues, primarily as a result of actions taken to consolidate functions during 2001. Other general and administrative expenses as a percentage of revenues approximated 38% for HCO and 16% for PMD during 2001. We expect other general and administrative expenses for HCO to decline in total and as a percentage of revenues during 2002 as a result of consolidation of facilities and duplicative functions. We expect other general and administrative expenses for PMD to remain consistent between 2001 and 2002 in total but to decline as a percentage of revenues as revenues continue to increase.

Office Consolidation Charge. The Company recorded a non-recurring office consolidation charge in 2001, totaling approximately $400,000, as a result of closure of its Dallas and Boston offices. The charge consisted of lease obligations in excess of estimated sublease income and impairment of certain fixed assets. The closure of these facilities resulted from the Company's efforts to consolidate facilities and eliminate duplicative tasks in order to maximize economies of scale within the organization.

Impairment of Long-lived Assets. The Company recorded an impairment charge in 2001 totaling approximately $700,000. Approximately $400,000 of the impairment related to prepaid content development fees for which the future estimated cash flows exceeded the anticipated future revenues to be generated from the content. In addition, we recognized a loss of approximately $300,000 related to fixed assets that will not be used in future operations. The assets were written down to their estimated fair value, less costs to sell.

Other Income/Expense. Other income decreased $0.6 million, or 24.6%, to approximately $1.8 million for 2001 from approximately $2.4 million for 2000. The decrease was primarily due to a reduction of interest income from investments. We expect other income to continue to decrease during 2002 primarily due to cash used in operations.

Net Loss. Net loss decreased approximately $0.7 million, or 3.5%, to approximately $19.6 million for 2001 from approximately $20.3 million for 2000 due to the factors mentioned above.

2000 COMPARED TO 1999

Revenues. Revenues increased approximately $7.1 million, or 275.9%, to approximately $9.7 million for 2000 from approximately $2.6 million for 1999. The increase in revenues was attributable to approximately $6.1 million of revenues primarily related to the acquisition of m3, EDI, SynQuest and EMInet. The remainder of the increase, approximately $1.0 million, related to revenues from Internet-based e-learning products and Web cast events. During 2000, 44.1% related to our installed learning management product licensing fees and related services, 18.0% related to live event development, coordination, and registration services, 14.0% related to other transactions and product sales (including commercial support), 13.9% of revenues related to online development services, 5.6% related to Web cast events, and 4.4% related to Internet-based e-learning products. During 1999, 48.9% of revenues related to development services, 26.3% related to other transactions and product sales and 24.8% related to installed learning management product licensing fees and related services. Revenues for Internet-based e-learning products in 2000 are net of approximately $1.0 million of warrant expense related to the HCA arrangement.

Cost of Revenues. Cost of revenues increased approximately $2.2 million, or 105.6%, to approximately $4.4 million for 2000 from approximately $2.1 million for 1999. The increase was primarily attributable to increased volume of business, including approximately $1.2 million from direct costs related to the revenue from acquisitions and $800,000 of increases in salaries, labor, related benefits, training and facilities for such personnel. As a percentage of revenues, cost of revenues decreased to 45.1% for 2000 from 82.2% for 1999. This decrease as a percentage of revenues resulted from lower fixed costs as a percentage of revenues related to the acquired businesses and new Internet-based e-learning and Web cast services in 2000.

Product Development. Product development expenses increased approximately $3.6 million, or 176.8%, to approximately $5.6 million for 2000 from approximately $2.0 million for 1999. This increase in product development expenses was due to approximately $3.0 million related to additional personnel resulting from the acquired businesses, an increase of approximately $800,000 related to contract personnel and direct expenses of our development personnel, as well as approximately $400,000 related to facilities for new personnel. These increases were offset by a decrease of approximately $750,000 related to warrant expense in 1999 that did not recur in 2000. As a percentage of revenues, product development expenses decreased to 58.4% for 2000 from 79.3% for 1999. The decrease as a percentage of revenues was due to growth in revenues, despite continued growth in product development.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, increased approximately $4.8 million, or 478.1%, to approximately $5.8 million for 2000 from approximately $1.0 million for 1999. Sales and marketing expenses increased by approximately $2.8 million related to additional sales and marketing personnel, primarily in connection with the acquisitions of m3 and SynQuest. The remaining increase of approximately $2.0 million related primarily to increased advertising, direct mail, attendance at trade shows and travel related costs. As a percentage of revenues, sales and marketing expenses increased to 60.0% in 2000 from 38.9% in 1999.

Depreciation and Amortization. Depreciation and amortization expenses increased by approximately $6.4 million, or 1,425.8%, to approximately $6.9 million for 2000 from $452,000 for 1999. Of the increase, approximately $5.4 million related to the current year amortization of the acquisitions completed in 2000 as well as the full year impact of the acquisition of SilverPlatter. The remaining $1.0 million related to increases in depreciation attributable to the acquisitions and fixed asset additions in both 2000 and 1999 as well as increases in amortization of fixed royalties in 2000.

Other General and Administrative. Other general and administrative expenses increased by approximately $8.1 million, or 535.1%, to approximately $9.6 million for 2000 from approximately $1.5 million for 1999. The increase was due to approximately $3.2 million of fixed royalties, primarily related to our agreement with WebMD, approximately $3.0 million related to increased personnel, benefits and travel associated with new employees, approximately $1.7 million related to additional offices and related operational expenses and an increase of approximately $600,000 related to professional fees and the costs of being a public company. The additional personnel related to the acquired businesses as well as personnel to provide the infrastructure required by the growth experienced during 2000.

Other Income/Expense. Other income and expense increased approximately $2.3 million, or 2,206.9%, to approximately $2.4 million for 2000 from $100,000 for 1999. The increase was primarily due to interest income related to the investment of the IPO proceeds. Other expense decreased due to the repayment and conversion of all outstanding indebtedness, other than capital leases, in connection with our initial public offering ("IPO").

Net Loss. Net loss increased approximately $15.8 million, or 355.2%, to approximately $20.3 million for 2000 from approximately $4.5 million for 1999 due to the factors described above.

SELECTED QUARTERLY OPERATING RESULTS

The following tables set forth selected statement of operations data for the eight quarters ended December 31, 2001 and December 31, 2000 both in absolute dollars and as a percentage of total revenues. The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream's Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.

                                                                      QUARTER ENDED
                                                                      -------------
                                                 MARCH 31,      JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                    2001          2001           2001            2001
                                                 --------------------------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues ..................................      $  3,054       $  3,523       $  3,078       $  3,848
Operating costs and expenses:
  Cost of revenues ........................         1,626          1,175          1,281          1,690
  Product development .....................         1,203          1,284          1,263          1,290
  Sales and marketing .....................         1,408          1,549          1,422          1,515
  Depreciation and amortization ...........         2,410          2,475          2,528          2,523
  Other general and administrative expenses         1,373          2,223          1,767          1,762
  Office consolidation charge .............            --            401             --             --
  Impairment of long-lived assets .........            --             --             --            712
                                                 --------       --------       --------       --------
     Total operating costs and expenses ...         8,020          9,107          8,261          9,492
Loss from operations ......................        (4,966)        (5,584)        (5,183)        (5,644)
Other income ..............................           585            376            395            446
                                                 --------       --------       --------       --------
Net loss ..................................      $ (4,381)      $ (5,208)      $ (4,788)      $ (5,198)
                                                 ========       ========       ========       ========
Net loss per share - basic and diluted ....      $  (0.22)      $  (0.26)      $  (0.24)      $  (0.26)
                                                 ========       ========       ========       ========
Weighted average shares of common stock
   outstanding - basic and diluted ........        19,968         19,655         19,846         20,068
                                                 ========       ========       ========       ========

                                                                      QUARTER ENDED
                                                                      -------------
                                                 MARCH 31,      JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                    2000          2000           2000            2000
                                                 --------------------------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues ..................................      $  1,445       $  2,201       $  2,729       $  3,277
Operating costs and expenses:
  Cost of revenues ........................           780          1,093          1,079          1,405
  Product development .....................         1,190          1,238          1,617          1,594
  Sales and marketing .....................         1,073          1,537          1,243          1,938
  Depreciation and amortization ...........         1,083          1,578          1,871          2,370
  Other general and administrative expenses         1,002          2,763          3,249          2,623
                                                 --------       --------       --------       --------
     Total operating costs and expenses ...         5,128          8,209          9,059          9,930
Loss from operations ......................        (3,683)        (6,008)        (6,330)        (6,653)
Other income ..............................           178            452          1,064            695
                                                 --------       --------       --------       --------
Net loss ..................................      $ (3,505)      $ (5,556)      $ (5,266)      $ (5,958)
                                                 ========       ========       ========       ========
Net loss per share - basic and diluted ....      $  (0.74)      $  (0.30)      $  (0.27)      $  (0.30)

Weighted average shares of common stock
   outstanding - basic and diluted ........         4,743         18,595         19,640         20,165
                                                 ========       ========       ========       ========

                                                                      QUARTER ENDED
                                                                      -------------
                                                 MARCH 31,      JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                   2001          2001           2001            2001
                                                 --------------------------------------------------------
                                                                     (% OF REVENUES)
STATEMENT OF OPERATIONS DATA:
Revenues ..................................       100.0          100.0          100.0          100.0
Operating costs and expenses:
  Cost of revenues ........................        53.3           33.3           41.6           43.9
  Product development .....................        39.4           36.5           41.0           33.5
  Sales and marketing .....................        46.1           43.9           46.2           39.4
  Depreciation and amortization ...........        78.9           70.3           82.1           65.5
  Other general and administrative expenses        44.9           63.1           57.4           45.8
  Office consolidation charge .............          --           11.4             --             --
  Impairment of long-lived assets .........          --             --             --           18.5
                                                -------       --------       --------       --------
     Total operating costs and expenses ...       262.6          258.5          268.3          246.6
Loss from operations ......................      (162.6)        (158.5)        (168.3)        (146.6)
Other income ..............................        19.2           10.7           12.8           11.6
                                                -------       --------       --------       --------
Net loss ..................................      (143.4)        (147.8)        (155.5)        (135.0)
                                                =======       ========       ========       ========

                                                                      QUARTER ENDED
                                                                      -------------
                                                 MARCH 31,      JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                   2000          2000           2000            2000
                                                 --------------------------------------------------------
                                                                     (% OF REVENUES)
STATEMENT OF OPERATIONS DATA:
Revenues ..................................       100.0          100.0          100.0          100.0
Operating costs and expenses:
  Cost of revenues ........................        54.0           49.7           39.5           42.9
  Product development .....................        82.4           56.3           59.2           48.6
  Sales and marketing .....................        74.3           69.8           45.5           59.2
  Depreciation and amortization ...........        75.0           71.7           68.5           72.3
  Other general and administrative expenses        69.3          125.5          119.1           80.0
                                                -------       --------       --------       --------
     Total operating costs and expenses ...       355.0          373.0          331.8          303.0
Loss from operations ......................      (255.0)        (273.0)        (232.0)        (203.0)
Other income ..............................        12.4           20.5           39.0           21.2
                                                -------       --------       --------       --------
Net loss ..................................      (242.6)        (252.5)        (193.0)        (181.8)
                                                =======       ========       ========       ========

FACTORS AFFECTING QUARTERLY OPERATING RESULTS

As discussed above, we acquired de'MEDICI on January 26, 2001, SynQuest on September 18, 2000, EDI effective July 1, 2000, and m3, EMInet, KnowledgeReview and Quick Study during January 2000. As a result of these acquisitions, the quarterly results presented above are not comparable on a quarter-to-quarter basis. In addition, revenues from installed learning management systems may be subject to fluctuations because purchases of these licenses typically are included in customers' capital expenditure budgets, and sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors as a result of drug and product introductions and budget cycles for such companies. During the second quarter of 2001, the Company closed two office locations and recorded a one-time office consolidation charge. Further, during our evaluation of long-lived assets in the fourth quarter of 2001, we recorded an impairment charge (See Note 5 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations largely through proceeds from our IPO, private placements of equity securities, loans from related parties and, to a lesser extent, from revenues generated from the sale of our products and services.

Net cash used in operating activities was approximately $9.7 million in 2001 and $14.6 million in 2000. Cash used in operating activities during 2001 related to the $19.6 million net loss, increases in accounts and unbilled receivables, prepaid development fees, deferred revenue and decreases in prepaid expenses and other current assets, other assets, and accrued liabilities. These operating uses of cash were offset by the $1.5 million gain on the WebMD renegotiation, non-cash warrant expense of $1.5 million, office consolidation charge of $0.4 million, impairment charges of $0.7 million, depreciation and amortization, provision for doubtful accounts, as well as other non-cash expenses. Cash used in operating activities during 2000 was attributable to funding net operating losses and increases in accounts receivable, prepaid expenses and other assets, which were partially offset by increases in accrued liabilities and depreciation, amortization and other non-cash expenses.

Net cash used in investing activities was approximately $3.1 million in 2001 and $30.5 million in 2000. Cash used in investing activities during 2001 was primarily related to the purchase of investments of $11.3 million, property and equipment of $1.6 million, issuance of a note receivable of $0.2 million, and the acquisition of de'MEDICI Systems of $0.3 million, which were offset by the sale and redemption of investments of $10.1 million and the $0.1 million received for the repayment of a note. Cash used in investing activities during 2000 was primarily for the purchase of investments of $20.7 million, property and equipment of $3.1 million and the acquisitions made in 2000 of $6.8 million, partially offset by the receipt of $0.1 million of cash from the sale of investments by the Company.

Cash used in financing activities was approximately $2.3 million in 2001 and cash provided by financing activities was approximately $51.2 million in 2000. Cash used in financing activities during 2001 related to the repurchase of 1,111,111 shares of common stock from WebMD for $2.0 million and $0.3 million related to payments under capital lease obligations. Cash provided by financing activities in 2002 related primarily to the IPO and a private placement of common stock, net of offering costs and repayment of outstanding indebtedness.

As of December 31, 2001, our primary source of liquidity was $27.2 million of cash and cash equivalents, restricted cash, investments, and related interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of February 28, 2002, we had cash and cash equivalents, restricted cash, investments, and related interest receivable of approximately $25.2 million.

We believe that the net proceeds from the IPO and the preceding private offerings received during 2000 will be sufficient to meet anticipated cash needs for working capital, new product development, capital expenditures, and acquisitions for at least the next 12 months. Our growth strategy may also include acquiring companies that complement our products and services. We anticipate that these acquisitions, if any, will be effected through a combination of stock and cash consideration. Failure to generate sufficient cash flow from operations or raise additional capital when required during or following that period in sufficient amounts and on terms acceptable to us could harm our business, results of operations and financial condition.

COMMITMENTS AND CONTINGENCIES

In connection with our October 2001 agreement with HCA, HCA will pay us minimum revenues of $12.0 million over the four-year term of the agreement. We expect that our capital expenses will be approximately $1.5 to $2.0 million in 2002.

Our strategic alliances have typically provided for payments to distribution, content and development partners based on revenues, and we expect to continue similar arrangements in the future. As a result, our commitments for variable payments approximate $100,000 related to agreements under which other companies have agreed to provide content development services for us. In addition to these commitments, our lease obligations outlined in Note 11 to the Consolidated Financial Statements include approximately $870,000 in 2002, $680,000 in 2003, $610,000 in 2004, $260,000 in 2005, $100,000 in 2006 and $10,000 thereafter.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," ("Statement 141") and No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

We will apply Statement 142 beginning January 1, 2002. While we have not completed the assessment of the impact of the Statement, application of the non-amortization provisions of the Statement would result in a decrease in net loss of approximately $5.4 million ($0.27 per share) per year. This estimate is based on our current level of amortization expense for intangibles with indefinite lives and the current weighted average shares outstanding. During 2002, we will perform the test for goodwill impairment using the two-step process described in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount, if any, of impairment. We expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets during the first six months of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002. We have not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). Statement 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement 144 will be adopted as of January 1, 2002. We have reviewed the provisions of Statement 144, and believe that upon adoption, the Statement will not have a significant effect on our consolidated financial statements. The Statement supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2001, we had no outstanding indebtedness other than approximately $245,000 of capital lease arrangements. Accordingly, the Company is not exposed to significant interest rate market risk. The Company is exposed to market risk with respect to its cash and investment balances. At December 31, 2001, the Company had cash and investments totaling approximately $27.2 million. At this investment level, a hypothetical 10% decrease in interest rates would decrease interest income and increase the net loss on an annualized basis by approximately $272,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----
Report of Ernst & Young LLP, Independent Auditors...........................    31
Consolidated Balance Sheets.................................................    32
Consolidated Statements of Operations.......................................    33
Consolidated Statements of Shareholders' Equity (Deficit)...................    34
Consolidated Statements of Cash Flows.......................................    36
Notes to Consolidated Financial Statements..................................    38

               REPORT OF ERNST AND YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of HealthStream, Inc.

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ Ernst & Young LLP

Nashville, Tennessee
February 2, 2002, except for
   Note 15, as to which the
   date is March 15, 2002

                               HEALTHSTREAM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,      DECEMBER 31,
                                                                                             2001              2000
                                                                                             ----              ----
ASSETS
Current assets:
   Cash and cash equivalents .......................................................     $  4,747,434      $ 19,830,572
   Short term investments ..........................................................       12,701,086         7,451,450
   Restricted cash .................................................................          520,184           794,342
   Interest receivable .............................................................          537,585           578,534
   Accounts receivable, net of allowance for doubtful accounts of
      $288,000 and $198,000 at December 31, 2001 and December 31, 2000, respectively        3,776,635         3,957,149
   Accounts receivable - unbilled ..................................................          566,069            49,600
   Prepaid development fees ........................................................        1,030,843           695,427
   Other prepaid expenses and other current assets .................................          649,543         1,297,526
                                                                                         ------------      ------------
      Total current assets .........................................................       24,529,379        34,654,600
Property and equipment:
   Furniture and fixtures ..........................................................          990,992           883,660
   Equipment .......................................................................        4,566,342         3,893,720
   Fixed assets in progress ........................................................               --           117,000
   Leasehold improvements ..........................................................        1,111,360           885,630
                                                                                         ------------      ------------
                                                                                            6,668,694         5,780,010
   Less accumulated depreciation and amortization ..................................       (2,974,347)       (1,505,004)
                                                                                         ------------      ------------
                                                                                            3,694,347         4,275,006
Intangible assets, net of accumulated amortization of $13,301,000 and
   $5,847,000 at December 31, 2001 and December 31, 2000, respectively .............       11,873,155        18,024,526
Investments ........................................................................        8,709,003        12,889,674
Notes receivable - related party ...................................................          215,000                --
Other assets .......................................................................          225,760           607,770
                                                                                         ------------      ------------
Total assets .......................................................................     $ 49,246,644      $ 70,451,576
                                                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................................     $    889,254      $  1,150,996
   Accrued liabilities .............................................................          943,616         1,278,422
   Accrued compensation and related expenses .......................................          717,200           441,484
   Accrued royalties ...............................................................               --         1,500,000
   Registration liabilities ........................................................          633,788           794,342
   Deferred revenue ................................................................        3,273,825         2,764,235
   Current portion of capital lease obligations ....................................          126,733           288,831
                                                                                         ------------      ------------
      Total current liabilities ....................................................        6,584,416         8,218,310
Capital lease obligations, less current portion ....................................          118,769           216,072
Commitments and contingencies ......................................................               --                --
Shareholders' equity:
   Common stock, no par value, 75,000,000 shares
      authorized at December 31, 2001 and 2000, respectively;
      20,372,542 and 21,242,312 shares issued and outstanding at
      December 31, 2001 and 2000, respectively .....................................       91,275,282        91,221,775
   Accumulated other comprehensive income ..........................................           79,240            30,556
   Accumulated deficit .............................................................      (48,811,063)      (29,235,137)
                                                                                         ------------      ------------
      Total shareholders' equity ...................................................       42,543,459        62,017,194
                                                                                         ------------      ------------
      Total liabilities and shareholders' equity ...................................     $ 49,246,644      $ 70,451,576
                                                                                         ============      ============

        See accompanying notes to the consolidated financial statements.

                         HEALTHSTREAM, INC. CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                              2001             2000            1999
                                                              ----             ----            ----
Revenues, net of warrant expense of $1,489,933 in 2001
   and $991,693 in 2000 ..............................    $ 13,503,307     $  9,651,775     $ 2,567,868
Operating costs and expenses:
   Cost of revenues ..................................       5,772,320        4,356,819       2,138,252
   Product development ...............................       5,040,407        5,639,422       2,037,272
   Sales and marketing ...............................       5,894,580        5,790,941       1,001,755
   Depreciation ......................................       1,756,401          920,504         239,248
   Amortization ......................................       8,179,835        5,980,524         213,032
   Other general and administrative expenses .........       7,124,247        9,637,327       1,498,248
   Office consolidation charge .......................         400,678               --              --
   Impairment of long-lived assets ...................         712,344               --              --
                                                          ------------     ------------     -----------
      Total operating costs and expenses .............      34,880,812       32,325,537       7,127,807
                                                          ------------     ------------     -----------
Loss from operations .................................     (21,377,505)     (22,673,762)     (4,559,939)
                                                          ------------     ------------     -----------
Other income (expense):
   Interest and other income .........................       2,019,720        2,420,375         312,324
   Realized (loss) gain on investments ...............         (99,920)          94,438              --
   Interest expense - related parties ................              --          (34,255)       (193,059)
   Interest expense ..................................         (49,566)         (92,097)        (12,041)
   Loss on disposal of assets ........................         (68,655)              --          (3,689)
                                                          ------------     ------------     -----------
                                                             1,801,579        2,388,461         103,535
                                                          ------------     ------------     -----------
Net loss .............................................    $(19,575,926)    $(20,285,301)    $(4,456,404)
                                                          ============     ============     ===========
Net loss per share:
   Basic and diluted .................................    $      (0.98)    $      (1.29)    $     (1.19)
                                                          ============     ============     ===========

Weighted average shares of common stock outstanding:
   Basic and diluted .................................      19,920,521       15,785,946       3,756,556
                                                          ============     ============     ===========


        See accompanying notes to the consolidated financial statements.

                               HEALTHSTREAM, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                             SERIES A                        SERIES B
                                                                            CONVERTIBLE                    CONVERTIBLE
                                                  COMMON STOCK            PREFERRED STOCK                PREFERRED STOCK
                                                  ------------            ---------------                ---------------
                                            SHARES         AMOUNT        SHARES      AMOUNT            SHARES        AMOUNT
                                            ------         ------        ------      ------            ------        ------
Balance at December 31, 1998 .........     3,256,307    $  1,798,498     41,000    $ 410,000                 --    $        --
Net loss .............................            --              --         --           --                 --             --
Unrealized loss on investment,
   net of tax ........................            --              --         --           --                 --             --
Comprehensive loss ...................            --              --         --           --                 --             --
Issuance of preferred stock ..........            --              --     35,000      350,000          1,228,801     12,138,000
Issuance of common stock .............       855,327       1,231,590         --           --                 --             --
Issuance of common stock in
   acquisition .......................        49,202         200,000         --           --                 --             --
Issuance of common stock
   options to advisory boards ........            --          11,760         --           --                 --             --
Issuance of common stock for services          4,625          18,800         --           --                 --             --
Issuance of warrant ..................            --         748,343         --           --                 --             --
                                         -----------    ------------    -------    ---------        -----------    -----------
Balance at December 31, 1999 .........     4,165,461       4,008,991     76,000      760,000          1,228,801     12,138,000
Net loss .............................            --              --         --           --                 --             --
Unrealized gain on investment,
   net of tax ........................            --              --         --           --                 --             --
Comprehensive loss ...................            --              --         --           --                 --             --
Exercise of stock options ............       801,997         600,786         --           --                 --             --
Issuance of common stock in
   acquisitions ......................     2,209,953      12,949,437         --           --                 --             --
Issuance of common stock in
   initial public offering ...........     5,275,000      44,151,750         --           --                 --             --
Issuance of common stock in
   private offering ..................     1,111,111      10,000,000         --           --                 --             --
Payment of expenses of initial
   public offering ...................            --      (1,977,629)        --           --                 --             --
Conversion of preferred stock
   into common stock in
   connection with initial public
   offering ..........................     7,131,153      19,172,060    (76,000)    (760,000)        (1,228,801)   (12,138,000)
Conversion of related party
   notes payable into common
   stock in connection with
   initial public offering ...........       553,711       1,293,000         --           --                 --             --
Repurchase of common stock in
   connection with the
   initial public offering ...........        (6,074)        (14,213)        --           --                 --             --
Recognition of warrant expense .......            --         991,693         --           --                 --             --
Issuance of stock options
   for services ......................            --          45,900         --           --                 --             --
                                         -----------    ------------    -------    ---------        -----------    -----------
Balance at December 31, 2000 .........    21,242,312      91,221,775         --           --                 --             --
Net loss .............................            --              --         --           --                 --             --
Unrealized gain on investment, net of
   reclassification adjustment and tax            --              --         --           --                 --             --
Comprehensive loss ...................            --              --         --           --                 --             --
Exercise of stock options ............         8,700          10,557         --           --                 --             --
Issuance of common stock in
   acquisitions ......................       181,250         300,186         --           --                 --             --
Issuance of common stock to Employee
   Stock Purchase Plan ...............        53,606          56,956         --           --                 --             --
Repurchase of shares in connection
   with WebMD renegotiation ..........    (1,111,111)     (1,981,444)        --           --                 --             --
Cancellation of restricted stock .....        (2,215)             --         --           --                 --             --
Valuation of WebMD repurchase right ..            --         120,000         --           --                 --             --
Issuance of stock options to
   advisory boards ...................            --          57,319         --           --                 --             --
Recognition of warrant expense .......            --       1,489,933         --           --                 --             --
                                         -----------    ------------    -------    ---------        -----------    -----------
Balance at December 31, 2001 .........    20,372,542    $ 91,275,282         --    $      --                 --    $        --
                                         ===========    ============    =======    =========        ===========    ===========

                               HEALTHSTREAM, INC.
      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                                                                  ACCUMULATED
                                                        SERIES C                                    OTHER
                                                      CONVERTIBLE                               COMPREHENSIVE         TOTAL
                                                    PREFERRED STOCK             ACCUMULATED         INCOME         SHAREHOLDERS
                                               SHARES           AMOUNT            DEFICIT           (LOSS)       EQUITY (DEFICIT)
                                               ------           ------            -------           ------       ----------------
Balance at December 31, 1998 ............            --       $        --       $ (4,493,432)      $     --       $ (2,284,934)
Net loss ................................            --                --         (4,456,404)            --         (4,456,404)
Unrealized loss on investment, net of tax            --                --                 --        (41,690)           (41,690)
                                                                                                   --------       ------------
Comprehensive loss ......................            --                --                 --             --         (4,498,094)
                                                                                                                  ------------
Issuance of preferred stock .............       627,406         6,274,060                 --             --         18,762,060
Issuance of common stock ................            --                --                 --             --          1,231,590
Issuance of common stock in acquisition .            --                --                 --             --            200,000
Issuance of common stock
   options to advisory boards ...........            --                --                 --             --             11,760
Issuance of common stock for services ...            --                --                 --             --             18,800
Issuance of warrant .....................            --                --                 --             --            748,343
                                               --------       -----------       ------------       --------       ------------
Balance at December 31, 1999 ............       627,406         6,274,060         (8,949,836)       (41,690)        14,189,525
Net loss ................................            --                --        (20,285,301)            --        (20,285,301)
Unrealized gain on investment, net of tax            --                --                 --         72,246             72,246
                                                                                                   --------       ------------
Comprehensive loss ......................            --                --                 --             --        (20,213,055)
                                                                                                                  ------------
Exercise of stock options ...............            --                --                 --             --            600,786
Issuance of common stock in acquisitions             --                --                 --             --         12,949,437
Issuance of common stock in
   initial public offering ..............            --                --                 --             --         44,151,750
Issuance of common stock in
   private offering .....................            --                --                 --             --         10,000,000
Payment of expenses of initial public
   offering .............................            --                --                 --             --         (1,977,629)
Conversion of preferred stock
   into common stock in
   connection with initial public
   offering .............................      (627,406)       (6,274,060)                --             --                 --
Conversion of related party
   notes payable into common
   stock in connection with
   initial public offering ..............            --                --                 --             --          1,293,000
Repurchase of common stock in
   connection with the
   initial public offering ..............            --                --                 --             --            (14,213)
Recognition of warrant expense ..........            --                --                 --             --            991,693
Issuance of stock options
   for services .........................            --                --                 --             --             45,900
                                               --------       -----------       ------------       --------       ------------
Balance at December 31, 2000 ............            --                --        (29,235,137)        30,556         62,017,194
Net loss ................................            --                --        (19,575,926)            --        (19,575,926)
Unrealized gain on investment, net of
   reclassification adjustment and tax ..            --                --                 --         48,684             48,684
                                                                                                   --------       ------------
Comprehensive loss ......................            --                --                 --             --        (19,527,242)
                                                                                                                  ------------
Exercise of stock options ...............            --                --                 --             --             10,557
Issuance of common stock in acquisitions             --                --                 --             --            300,186
Issuance of common stock to Employee
   Stock Purchase Plan ..................            --                --                 --             --             56,956
Repurchase of shares in connection with
   WebMD renegotiation ..................            --                --                 --             --         (1,981,444)
Cancellation of restricted stock ........            --                --                 --             --                 --
Valuation of WebMD repurchase right .....            --                --                 --             --            120,000

Issuance of stock options to advisory
   boards ...............................            --                --                 --             --             57,319
Recognition of warrant expense ..........            --                --                 --             --          1,489,933
                                               --------       -----------       ------------       --------       ------------
Balance at December 31, 2001 ............            --       $        --       $(48,811,063)      $ 79,240       $ 42,543,459
                                               ========       ===========       ============       ========       ============

        See accompanying notes to the consolidated financial statements.

                               HEALTHSTREAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                                -------------------------------
                                                                            2001             2000              1999
                                                                            ----             ----              ----
OPERATING ACTIVITIES:
Net loss ...........................................................    $(19,575,926)    $(20,285,301)    $ (4,456,404)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation .................................................       1,756,401          920,504          239,248
      Amortization of intangibles, content fees, fixed royalties,
           and prepaid compensation ................................       8,179,835        5,980,524          213,032
      Gain on WebMD renegotiation ..................................      (1,500,000)              --               --
      Realized loss/(gain) on investments ..........................          99,920          (94,438)              --
      Office consolidation charge ..................................         400,678               --               --
      Impairment of long-lived assets ..............................         712,344               --               --
      Provision for doubtful accounts ..............................         150,000           85,000            6,250
      Loss on disposal of assets ...................................          68,655               --            3,689
      Noncash warrant expense ......................................       1,489,933          991,693               --
      Noncash compensation expense .................................          57,319           45,900           30,560
      Noncash product development expense ..........................              --               --          748,343
   Changes in operating assets and liabilities, excluding effects of acquisitions:
        Accounts and unbilled receivables ..........................        (562,758)      (1,483,246)         (65,045)
        Restricted cash ............................................         274,158         (141,082)              --
        Interest receivable ........................................          40,949         (578,534)              --
        Prepaid development fees ...................................      (1,206,836)        (792,901)              --
        Other prepaid expenses and other current assets ............         203,305         (952,261)        (225,442)
        Other assets ...............................................         382,010          270,795         (440,011)
        Accounts payable ...........................................        (261,742)        (319,167)         324,353
        Accrued liabilities and compensation .......................        (363,885)         554,546          236,561
        Accrued royalties ..........................................              --        1,500,000               --
        Registration liabilities ...................................        (160,554)         139,492               --
        Deferred revenue ...........................................         114,582         (416,199)         126,714
                                                                        ------------     ------------     ------------
          Net cash used in operating activities ....................      (9,701,612)     (14,574,675)      (3,258,152)
INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired .....................        (328,988)      (6,767,810)        (780,206)
Issuance of note receivable - related party ........................        (215,000)              --               --
Repayment of note receivable .......................................         128,119               --               --
Proceeds from sale of investments ..................................      10,143,229          122,271               --
Purchase of investments ............................................     (11,263,430)     (20,734,425)        (127,753)
Purchase of property and equipment .................................      (1,588,445)      (3,094,665)        (639,724)
                                                                        ------------     ------------     ------------
            Net cash used in investing activities ..................      (3,124,515)     (30,474,629)      (1,547,683)
FINANCING ACTIVITIES:
Repurchase of common stock from WebMD ..............................      (1,981,444)              --               --
Proceeds from issuance of common stock, net of underwriting discount              --       54,151,750               --
Costs of issuing common stock ......................................              --       (1,977,629)              --
Repayment of note payable ..........................................              --       (1,180,000)              --
Proceeds from notes payable - related party ........................              --               --           18,000
Proceeds from issuance of preferred stock ..........................              --               --       18,202,060
Proceeds from exercise of stock options ............................          10,557          600,786          231,590
Issuance of common stock for Employee Stock Purchase Plan ..........          56,956               --               --
Payments on long-term debt - related party .........................              --         (132,559)         (23,585)
Repurchase of stock in connection with initial public offering .....              --          (14,213)              --
Payments on capital lease obligations ..............................        (343,080)        (200,403)         (40,909)
                                                                        ------------     ------------     ------------
        Net cash (used in) provided by financing activities ........      (2,257,011)      51,247,732       18,387,156
                                                                        ------------     ------------     ------------
Net (decrease) increase in cash and cash equivalents ...............     (15,083,138)       6,198,428       13,581,321
Cash and cash equivalents at beginning of year .....................      19,830,572       13,632,144           50,823
                                                                        ------------     ------------     ------------
Cash and cash equivalents at end of year ...........................    $  4,747,434     $ 19,830,572     $ 13,632,144
                                                                        ============     ============     ============

Total cash, restricted cash, investments,
and accrued interest at end of period ..............................    $ 27,215,292     $ 41,544,572     $ 13,718,207
                                                                        ============     ============     ============

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                           2001             2000             1999
                                                                           ----             ----             ----
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid ......................................................    $    51,833     $    126,352     $   225,074
                                                                        ===========     ============     ===========
Capital lease obligations incurred .................................    $    83,679          343,549     $   286,976
                                                                        ===========     ============     ===========
Preferred stock converted into common stock ........................    $        --     $ 19,172,060     $        --
                                                                        ===========     ============     ===========
Notes payable - related parties converted into common stock ........    $        --     $  1,293,000     $ 1,000,000
                                                                        ===========     ============     ===========
Notes payable - related parties converted into preferred stock .....    $        --     $         --     $   560,000
                                                                        ===========     ============     ===========
Issuance of common stock in connection with acquisition of companies    $   300,186     $ 12,949,437     $   200,000
                                                                        ===========     ============     ===========

Issuance of common stock in exchange for professional services .....    $        --     $     45,900     $    18,800
                                                                        ===========     ============     ===========
Issuance of common stock to advisory boards ........................    $    57,319     $         --     $    11,760
                                                                        ===========     ============     ===========
Effects of acquisitions:
   Estimated fair value of assets acquired .........................    $     5,000     $  3,608,502     $    95,713
   Purchase price in excess of net assets acquired .................      1,036,491       22,442,980       1,374,619
   Estimated fair value of liabilities assumed .....................       (412,317)      (6,173,054)       (490,126)
   Stock issued ....................................................       (300,186)     (12,949,437)       (200,000)
                                                                        -----------     ------------     -----------
   Cash paid .......................................................        328,988        6,928,991         780,206
   Less cash acquired ..............................................             --         (161,181)             --
                                                                        -----------     ------------     -----------
   Net cash paid for acquisitions ..................................    $   328,988     $  6,767,810     $   780,206
                                                                        ===========     ============     ===========

        See accompanying notes to the consolidated financial statements.

                               HEALTHSTREAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REPORTING ENTITY

HealthStream, Inc. ("the Company") was incorporated in 1990 and is based in Nashville, Tennessee. We provide Web-based solutions to meet the ongoing training and continuing education needs of the healthcare community. We changed our name to HealthStream, Inc. from NewOrder Media, Inc. on September 1, 1998. We provide Internet-based solutions for delivering and tracking computer based education for the healthcare industry in the United States through application service provider ("ASP") products and installed learning management products. We also provide the healthcare community with live event development, coordination and registration services, online development services, translation of content into an interactive experience, and assist in the development of other educational activities, provided through the Internet.

BUSINESS SEGMENTS

During 2001, we began organizing the business along two segments: 1) services provided to healthcare organizations and professionals, and 2) services provided to pharmaceutical and medical device companies. Accordingly, we began tracking financial information on a more detailed basis for these segments. Through December 31, 2000, our revenues were primarily derived from one business segment, the sale of education and training products to the healthcare industry.

Services to healthcare organizations and professionals include offerings of our Internet-based e-learning products, licensing, maintenance and support of our installed learning management products, content subscriptions, custom content development, and a variety of online and enduring products. Services provided to pharmaceutical and medical device companies include live event registration, development and coordination services, Web cast events, online development and training, and other education and training services.

In 2001, we began producing discrete financial information under two reportable segments -- healthcare organizations and professionals ("HCO") and pharmaceutical and medical device companies ("PMD"), and accordingly, resource allocation decisions and performance assessments began to be made based on the discrete financial information for these segments. Because discrete financial information about individual components was not prepared for any periods prior to December 31, 2000, comparative segment information is not provided.

RECOGNITION OF REVENUE

Revenues are derived from providing services through our Internet-based e-learning products, licensing of our installed learning management products, maintenance and support services, content subscriptions, online development, Web cast events, live event development, coordination and registration services, Web site development, professional and technical consulting services, online products and commercial support and other education and training services. We have entered into commercial support agreements that involve integration with services and provide for varied sources of revenue to us over the terms of the agreements. In some cases revenues derived from electronic commerce transactions are shared between the other entity and us, in accordance with the term of the arrangement, as realized.

We recognize revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), SEC Staff Accounting Bulletin No. 101, "Revenue Recognition" and Emerging Issues Task Force ("EITF") Issue No. 99-19 "Reporting Revenue Gross Versus Net." This guidance provides that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements. While elements include software products, post contract customer support, installation, and training, fair value of each element is based on objective evidence specific to the vendor. If fair value cannot be determined for each element of the arrangement, all revenue from the arrangement is deferred until fair value can be determined or until all elements of the arrangement are delivered. Sales of our Internet-based e-learning products include customer support, implementation services, and training; therefore all revenues are deferred until the Internet-based e-learning product is implemented, at which time revenues are recognized ratably over the service period.

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECOGNITION OF REVENUE (CONTINUED)

Revenues derived from the provision of services through our Internet-based e-learning products are recognized ratably over the term of the service agreement. Revenues derived from the license of installed learning management products are recognized upon shipment or installation of the software. Software support and maintenance revenues are recognized ratably over the term of the related agreement. Revenues derived from the sale of products requiring significant modification or customization are recorded based on the percentage of completion method using labor hours. Other training revenues are generally recognized upon the completion of training. Revenues from content subscriptions are recognized ratably over the term of the subscription.

Revenues associated with commercial support arrangements are recognized either based on utilization of courseware or over the support period, depending on the scope of services provided. Live event registration services are recognized upon completion of the related event. We recognize revenue from live event development and coordination services and Web cast events based on the percentage of completion method using labor hours. All other revenues are recognized as the related services are performed or products are delivered.

Effective October 1, 2001, we entered into a new four-year agreement with HCA, replacing the prior agreement, that had approximately two and one half years remaining in its term. Together with HCA, we mutually agreed to cancel the warrant held by CIS Holdings, Inc. an affiliate of HCA, to purchase our common stock. As a result, we will no longer amortize the remaining cost of the warrant as a reduction of revenues. See Note 4 for additional information.

Through September 2001, we had a prior service arrangement with HCA that included the grant of a warrant to purchase our common stock. Revenues were recognized as services were rendered, net of the amortization of the fair value of the related warrant.

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

CASH AND CASH EQUIVALENTS

We consider cash and cash equivalents to be unrestricted, highly liquid investments with initial maturities of less than three months. Cash received associated with live event registration fees is classified as restricted cash on the accompanying consolidated balance sheets, since it is held on behalf of the commercial supporter of the event.

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense were as follows:

                                           ALLOWANCE
                                          BALANCE AT      CHARGED TO        CHARGED TO                         ALLOWANCE
                                         BEGINNING OF      COSTS AND           OTHER                          BALANCE AT
                                            PERIOD         EXPENSES          ACCOUNTS         WRITE-OFFS     END OF PERIOD
                                            ------         --------          --------         ----------     -------------
Year ended December 31,:
      2001.............................   $   198,000     $   150,000      $       --       $     60,000     $   288,000
      2000.............................   $    37,000     $    85,000      $   78,000       $      2,000     $   198,000
      1999.............................   $    36,500     $     6,250      $       --       $      5,750     $    37,000

The amount "charged to other accounts" represents the allowance for doubtful accounts of acquired companies.

INVESTMENTS

Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income on the accompanying consolidated statements of operations.

PROPERTY AND EQUIPMENT

Property and equipment are stated on the basis of cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives, except for assets under capital leases and leasehold improvements, which are amortized over the shorter of the estimated useful life or the lease term.

                                                                           YEARS
                                                                           -----
Furniture and fixtures................................................      5-10
Equipment.............................................................       3-5

INTANGIBLE ASSETS

Through December 31, 2001, intangible assets, which represent the excess of purchase price over fair value of net tangible assets acquired or goodwill, content, customer lists, and non-competition agreements, were amortized on a straight-line basis over the expected periods to be benefited, generally three to five years, three to five years, two to three years and six months to two years, respectively. In addition, intangible assets include favorable lease rights which represents the difference between contractual terms and market rates for obligations under lease contracts at the date of acquisition. Favorable lease rights are amortized over the remaining lease term.

We plan to adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") effective January 1, 2002. Statement 142 no longer permits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for potential impairment as described further under "long-lived assets," at least annually. Under Statement 142, goodwill is classified as an intangible asset with an indefinite life, while content, customer lists, and non-competition agreements are classified as intangible assets with finite lives. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER ASSETS

Other assets are comprised of licensing fees, the long term portion of content development fees and other long term items. Licensing and content development fees are amortized based on the lives of the related agreements or the accreditation lives of the related content, generally one to two years.

LONG-LIVED ASSETS

We account for assets of a long term nature ("long-lived assets") in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("Statement 121") which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. Through December 31, 2001 we evaluated any potential impairment based on expected future cash flows from the long-lived assets. The cash flow estimates incorporate management's best estimates, using appropriate and customary assumptions and projections at the date of evaluation. During 2001, we recorded impairment charges related to property and equipment and certain content assets totaling approximately $712,000 (See Note 5 for additional information).

Management periodically evaluated the carrying value of long-lived assets, including property and equipment, other assets and intangible assets and determined that there was no impairment as of December 31, 2000 or 1999.

We plan to adopt SFAS Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144") effective January 1, 2002. Statement 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. We have reviewed the provisions of Statement 144, and believe that upon adoption, Statement 144 will not have a significant effect on our consolidated financial position or results of operations.

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

ADVERTISING

We expense the costs of advertising as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was approximately $548,000, $1,115,000 and $122,000 respectively.

PRODUCT DEVELOPMENT COSTS

Product development costs include the cost to internally develop and convert content for our Internet-based e-learning and installed learning management products as well as to provide content via portal partners. We capitalize the cost of content developed by third parties where the life expectancy is greater than one year. During 2001 and 2000, we capitalized approximately $1.3 million and $800,000 respectively, related to third party content development. Such amounts are included in the accompanying consolidated balance sheets in prepaid development fees. We amortize content development over the expected life, which is generally one to two years. Product development fees that have been capitalized are subject to a periodic impairment review in accordance with our policy. During 2001, we recorded an impairment charge of approximately $400,000 with respect to certain product development fees (See Note 5 for additional information).

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRODUCT DEVELOPMENT COSTS (CONTINUED)

Effective July 1, 2000, we began accounting for Web site development costs in accordance with EITF Issue No. 00-2 "Accounting for Web Site Development Costs," that provides guidance on when to capitalize versus expense costs incurred to develop a Web site. Product development costs incurred to establish the technological feasibility of computer software products, such as our installed learning management products, that are developed for resale, and Internet-based e-learning products and Web sites prior to June 30, 2000 were charged to expense as incurred. We capitalize costs incurred between the point of establishing technological feasibility and general release when such costs are material. As of December 31, 2001 and 2000, we had no capitalized development costs for computer software developed for resale. We did not capitalize any Web site development costs during 2001 or 2000 since the costs incurred after June 30, 2000 related to planning or operation of such products and sites. The costs incurred with respect to our Internet-based e-learning products and Web sites were incurred prior to June 30, 2000.

NET LOSS PER SHARE

We compute net loss per share following SFAS No. 128, "Earnings Per Share," ("Statement 128"). Under the provisions of Statement 128, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, shares subject to vesting and common shares issuable on assumed conversion of series A, B and C convertible preferred stock, are included in diluted net loss per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the years ended December 31, 2001, 2000, and 1999 because the effect would be anti-dilutive.

CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

We place our temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits.

We sell our systems and services to various companies in the healthcare industry. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from customers. During 2001, we derived approximately 11%, or $1.5 million, of net revenues from HCA, net of warrant expense of approximately $1.5 million (See Note 4). During 2000, no customer represented more than 10% of our total revenue. The total amounts receivable from HCA at December 31, 2001 and 2000 were approximately $800,000 and $680,000 respectively. During 1999, we derived approximately 15%, or $380,000, of revenues from ActivHealth International, Inc. and approximately 9%, or $240,000, of revenues from Lippincott, Williams and Wilkins, formerly Waverly, Inc.

STOCK BASED COMPENSATION

We grant stock options for a fixed number of shares to employees and other parties with an exercise price not less than the fair value of the shares at the grant date. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB
25) and related interpretations. Under APB 25, because the exercise price of the our employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recorded. To the extent that options are issued to members of our advisory boards or non-employees, the value of such options is measured in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). During the years ended December 31, 2001, 2000, and 1999, we recorded expense of approximately $57,000, $30,000, and $12,000, respectively, related to options granted to advisory board members.

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

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

Notes receivable: The carrying amounts approximate fair value based on the consideration provided and the estimated consideration expected to receive.

Investments: The carrying amounts approximate the fair value based on quoted market prices.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported consolidated results of operations.

NEWLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," ("Statement 141") and No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

We will apply Statement 142 beginning January 1, 2002. While we have not completed the assessment of the impact of the Statement, application of the non-amortization provisions would result in a decrease in net loss of approximately $5.4 million ($0.27 per share) per year. This estimate is based on our current level of amortization expense for intangibles with indefinite lives and the current weighted average shares outstanding. During 2002, we will perform the test for goodwill impairment using the two-step process described in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount, if any, of impairment. We expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets during the first six months of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002. We have not yet determined what the effect of these tests will be on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("Statement 144"). Statement 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement 144 will be adopted as of January 1, 2002. We have reviewed the provisions of Statement 144, and believe that upon adoption, it will not have a significant effect on our consolidated financial position or results of operations. The Statement supersedes Statement 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS

de'MEDICI Systems. On January 26, 2001, we acquired substantially all of the assets of de'MEDICI Systems ("de'MEDICI"), a business unit of Lippincott Williams & Wilkins, Inc., for approximately $330,000 in cash and 181,250 shares of our common stock. de'MEDICI provided computer based education and training to over 230 hospitals and healthcare organizations. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists, and trade name of $0.6 million, $0.4 million, and $0.1 million, respectively, and are being amortized on a straight-line basis over five years, three years, and three years, respectively.

SynQuest Technologies, Inc. On September 18, 2000, we acquired substantially all of the assets of SynQuest Technologies, Inc. ("SynQuest") for 787,087 shares of our common stock and assumption of certain debt and other liabilities, $2.3 million of which were repaid in connection with the purchase transaction. SynQuest provided online training and education to hospitals and healthcare organizations. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, content, and customer lists of $2.4 million, $2.0 million, $0.5 million, respectively, and are being amortized on a straight-line basis over five years, three years, and three years, respectively.

Education Design, Inc. On July 1, 2000, we acquired substantially all of the assets of Education Design, Inc. ("EDI") for $3.0 million in cash and 184,421 shares of our common stock. In addition, approximately $300,000 of cash and 31,711 shares of our common stock were provided to the employees of EDI, subject to certain restricted stock award agreements. EDI provided services for live educational events that are supported by the medical device industry. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, content, customer lists, and a non-competition agreement of $1.9 million, $1.5 million, $0.3 million, and $0.1 million, respectively, and are being amortized on a straight-line basis over five years, five years, three years and one year, respectively.

EMINet, Inc. On January 28, 2000, we acquired substantially all of the assets of Emergency Medicine Internetwork, Inc. d/b/a EMInet ("EMInet") for $0.6 million in cash and 269,902 shares of our common stock. In addition, we issued 2,170 additional shares of our common stock based on achievement of revenue goals subsequent to the acquisition. EMInet sold approved online medical education content to emergency medical services personnel. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill and customer lists of $2.8 million and $0.5 million, respectively, and are being amortized on a straight-line basis over three years.

m3 the Healthcare Learning Company. On January 28, 2000, we acquired substantially all of the assets and liabilities of Multimedia Marketing, Inc. d/b/a m3 the Healthcare Learning Company ("m3") for $0.6 million in cash and 818,037 shares of our common stock. m3 provided interactive, multimedia education and training solutions to hospitals and other healthcare organizations. In connection with the acquisition, we assumed $1.2 million of long-term debt. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill and customer lists of $8.4 million and $1.0 million, respectively, and are being amortized on a straight-line basis over three years.

Quick Study, Inc. On January 11, 2000, we acquired substantially all of the assets and liabilities of Quick Study, Inc. ("Quick Study") for $0.1 million in cash and 61,397 shares of our common stock. In addition, we issued 6,669 additional shares of common stock based on achievement of revenue goals subsequent to the acquisition. In connection with the acquisition, we assumed $0.1 million of long-term debt. Quick Study published CD-ROM and network-based products for the healthcare industry. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists, and non-competition agreements of $0.6 million, $0.1 million and $0.1 million, respectively, and are being amortized on a straight-line basis over three, three and two years, respectively.

KnowledgeReview, LLC. On January 3, 2000, we acquired substantially all of the assets of KnowledgeReview, LLC (d/b/a "CMECourses.com") for $0.3 million in cash and 17,343 shares of our common stock. KnowledgeReview owned and operated an Internet Web page that provided a search engine (CMEsearch.com) that helped physicians locate continuing medical education by specialty and facilitated online registration for such courses. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists and non-competition agreements of $0.4 million, $40,000 and $20,000, respectively, and are being amortized on a straight-line basis over three years, two years and six months, respectively.

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS (CONTINUED)

SilverPlatter Education, Inc. On July 23, 1999, we acquired substantially all of the assets of SilverPlatter Education, Inc. ("SilverPlatter"), a Boston-based company that provided CD-ROM and Internet-based continuing medical education programs to physicians, for $0.8 million in cash and 49,202 shares of our common stock, and the assumption of certain liabilities. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists and non-competition agreements of $1.0 million, $0.2 million, and $0.1 million, respectively, and are being amortized on a straight-line basis over three, two and two years, respectively.

The results of operations are included in our financial statements from the date of acquisition.

The following unaudited results of operations give effect to the operations of the acquisitions discussed above, except for the de'MEDICI acquisition, as if the acquisitions had occurred as of the first day of the fiscal year immediately preceding the year of acquisition. Because the pro forma impact of the de'MEDICI acquisition would not have been material to the results presented for 2001 or 2000, the pro forma disclosures do not include the impact of the de'MEDICI acquisition. The pro forma results of operations do not purport to represent what our results of operations would have been had such transactions in fact occurred at the beginning of the period presented or to project our results of operations in any future period.

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                  2001            2000            1999
                                                  ----            ----            ----
Revenue....................................   $ 13,503,000    $ 13,497,000    $ 12,818,000
Net loss...................................   $(19,576,000)   $(23,451,000)   $(13,956,000)
Net loss per share:
    Basic and diluted......................   $      (0.98)   $      (1.19)   $      (2.36)

In accordance with Statement 128, escrowed shares and any shares subject to restrictions or vesting are excluded from the weighted average shares outstanding for purposes of calculating net loss per share since such shares are anti-dilutive. As discussed in Note 1, the adoption of Statement 142 will result in the discontinuation of amortization of goodwill and other intangible assets with indefinite lives.

The intangible assets related to the acquisitions summarized above consist of the following:

                                           DECEMBER 31,
                                           ------------
                                     2001              2000
                                     ----              ----
Intangible assets:
Goodwill .....................   $ 18,311,775     $ 17,309,384
Content ......................      3,500,000        3,500,000
Customer lists ...............      2,940,000        2,590,000
Non-competition agreements ...        220,000          320,000
Favorable lease rights .......        152,142          152,142
Trade name ...................         50,000               --
                                 ------------     ------------
Total intangible assets ......     25,173,917       23,871,526
Accumulated amortization .....    (13,300,762)      (5,847,000)
                                 ------------     ------------
Net intangible assets ........   $ 11,873,155     $ 18,024,526
                                 ============     ============

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. NOTES PAYABLE AND LONG-TERM DEBT - RELATED PARTIES

In connection with our April 2000 initial public offering ("IPO"), all outstanding notes payable were converted into series B convertible preferred stock and then into common stock.

The weighted average debt outstanding for the year ended December 31, 2001 and for the portion of the year ended December 31, 2000 during which we had debt outstanding was $-0-, and $1,751,059 respectively. The effective interest rate on such debt was 0%, 8.8 %, and 10.1% for the year ended December 31, 2001, the portion of the year ended December 31, 2000 during which we had debt outstanding, and December 31, 1999, respectively.

4. SHAREHOLDERS' EQUITY

COMMON STOCK

During 2001, we repurchased 1,111,111 shares of our common stock from WebMD Corporation ("WebMD") in connection with the renegotiation of a previous agreement (See Note 14).

On April 14, 2000, we completed our IPO of 5,000,000 shares of common stock for net proceeds of $39.8 million. On April 14, 2000, we completed a private placement of 1,111,111 shares of common stock to WebMD for net proceeds of $10.0 million. In addition, the underwriters exercised their right to purchase 275,000 additional shares of common stock in May 2000, which resulted in additional gross proceeds of $2.4 million. Upon consummation of our IPO, all series A, B and C convertible preferred stock converted by its terms into 7,131,153 shares of our common stock. In addition, a $1,293,000 promissory note payable to Robert
A. Frist, Jr., our president, chief executive officer and chairman, also converted into 553,711 shares of common stock. Also in connection with the IPO, we repurchased 6,074 shares of common stock.

PREFERRED STOCK

We are authorized to issue shares of preferred stock in one or more series, having the relative voting powers, designations, preferences, rights and qualifications, limitations or restrictions, and other terms as the Board of Directors may fix in providing for the issuance of such series, without any vote or action of the shareholders. During 2000, all shares of preferred stock were converted into common stock in connection with our IPO. No additional shares of preferred stock were issued in 2001 or 2000.

Prior to April 21, 1999, we had authorized the issuance of 76,000 shares of preferred stock designated as series A convertible preferred stock, 1,436,961 shares designated as series B convertible preferred stock and 650,000 shares designated as series C convertible preferred stock. On April 21, 1999, we amended our charter increasing the authorized shares of preferred stock to 5 million. During 2000, we increased the authorized shares of preferred stock to 10 million.

As previously discussed, upon consummation of our IPO, each share of series A and B convertible preferred stock was converted into our common stock at the conversion rate of 4.28238 shares of common stock per share of series A and B convertible preferred stock. Each share of series C convertible preferred stock was converted into our common stock at the conversion rate of 2.46013 shares of common stock per share of series C convertible preferred stock.

WARRANTS

Effective October 1, 2001 we revised our prior agreement with HCA. The new four-year agreement, which provides for a minimum of $12.0 million in services, replaces the prior agreement that had approximately two and one half years remaining. In addition, both parties agreed to cancel the warrant held by CIS Holdings, Inc. an affiliate of HCA. As a result, we will no longer amortize the remaining cost of the warrant as a reduction of revenues. During the years ended December 31, 2001 and 2000, our revenues were reduced by the expense related to this warrant totaling approximately $1,490,000 and $992,000, respectively.

During February 2000, we entered into a four-year Online Education Services Provider Agreement with HCA that included providing a warrant to purchase 2,182,568 shares of our common stock at an exercise price of $7.18 per share. The warrant was exercisable over a four year period. Under the terms of the agreement, HCA agreed to purchase a minimum of $12.0 million in

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. SHAREHOLDERS' EQUITY (CONTINUED)

services from us over the term of the contract. Until September 2001, we amortized the fair value of the warrant ($8.8 million) as a reduction of revenues proportionately over the term of the original agreement. The amortization fluctuated based on the revenues received from this agreement.

During 1999, we entered into a distribution agreement with a business partner. In connection with this agreement, the business partner was provided with a warrant to purchase 245,032 shares of our common stock at $4.06 per share. The warrants expire in June 2009. The issuance of the warrants resulted in the recognition of approximately $748,000 of product development expense in 1999. No part of the 1999 warrant has been exercised as of December 31, 2001.

5. IMPAIRMENT OF LONG-LIVED ASSETS

During the fourth quarter of 2001, we performed an impairment assessment of our long-lived assets including goodwill and other identifiable intangibles. We recorded a charge of approximately $712,000 related to certain property and equipment and prepaid development fees. We recorded a charge of approximately $400,000 related to prepaid content development fees. This charge reflects the expectation that the carrying value exceeded the anticipated revenues to be generated from the content. The remainder of the charge is approximately $312,000 related to fixed assets that will no longer be used in future operations. As a result, the carrying value of the fixed assets held for sale were written down to their fair value, less costs to sell, and have been included in other current assets in the accompanying consolidated balance sheets. Fair value was determined based on bids received from third parties. The assets were sold during January 2002 at carrying value.

6. INVESTMENTS

At December 31, 2001, the fair value of investments, which were all available-for-sale, included the following:

                                      AMORTIZED       UNREALIZED     UNREALIZED        FAIR
                                         COST           LOSSES         GAINS          VALUE
                                         ----           ------         -----          -----
Corporate debt securities .......    $ 14,755,681     $ (53,408)    $   105,501    $14,807,774
Foreign corporate debt securities       4,812,256       (10,721)         18,193      4,819,728
Secured corporate debt securities       1,763,004            --          19,583      1,782,587
                                     ------------     ---------     -----------    -----------
                                     $ 21,330,941     $ (64,129)    $   143,277    $21,410,089
                                     ============     =========     ===========    ===========


At December 31, 2000, the fair value of investments, which were all available-for-sale, included the following:

                                      AMORTIZED       UNREALIZED     UNREALIZED       FAIR
                                         COST           LOSSES         GAINS          VALUE
                                         ----           ------         -----          -----
Corporate debt securities .......    $ 10,667,165     $      --     $    68,602    $10,735,767
Foreign corporate debt securities       8,537,985            --          43,043      8,581,028
Secured corporate debt securities       1,005,498            --           4,812      1,010,310
Equity securities ...............          99,920       (85,901)             --         14,019
                                     ------------     ---------     -----------    -----------
                                     $ 20,310,568     $ (85,901)    $   116,457    $20,341,124
                                     ============     =========     ===========    ===========

The maturities of the above debt securities at December 31, 2001 are shown below:

Mature within one year...........................................   $  12,701,086
Mature after one year but before two years.......................       8,709,003
                                                                    -------------
Total debt securities............................................   $  21,410,089
                                                                    =============

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. BUSINESS SEGMENTS

We have two reportable segments, healthcare organizations and professionals ("HCO") and pharmaceutical and medical device companies ("PMD"). The accounting policies of the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." Our reportable segments are based on the markets they serve, the products and services provided to those markets, and they are each managed separately by business unit managers. Substantially all sales during 2001 were made to customers in the United States.

The following is our business segment information as of and for the year ended December 31, 2001. We measure segment performance based on the operating loss before income taxes and prior to the allocation of corporate overhead expenses, interest expense, and substantially all depreciation.

                                                         YEAR ENDED DECEMBER 31, 2001
                                      ---------------------------------------------------------------
                                           HCO             PMD         UNALLOCATED *    CONSOLIDATED
                                      ---------------------------------------------------------------
Revenues, net of warrant expense .    $  7,957,717     $ 5,545,590     $         --     $ 13,503,307
  Cost of revenues ...............      (2,646,652)     (3,021,412)        (104,256)      (5,772,320)
  Product development ............      (2,688,845)     (1,061,679)      (1,289,883)      (5,040,407)
  Sales and marketing ............      (4,593,632)     (1,295,658)          (5,290)      (5,894,580)
  Depreciation and amortization ..      (7,215,931)       (963,904)      (1,756,401)      (9,936,236)
  Other general and administrative      (3,019,926)       (911,258)      (3,193,063)      (7,124,247)
  Office consolidation charge ....        (400,678)             --               --         (400,678)
  Impairment of long-lived assets         (400,000)             --         (312,344)        (712,344)
                                      ------------     -----------     ------------     ------------
Segment loss from operations .....    $(13,007,947)    $(1,708,321)    $ (6,661,237)    $(21,377,505)
                                      ============     ===========     ============     ============

**Segment assets .................    $ 15,617,965     $ 5,058,474     $ 28,570,205     $ 49,246,644
                                      ============     ===========     ============     ============
Purchase of property and equipment    $    808,082     $   429,049     $    351,314     $  1,588,445
                                      ============     ===========     ============     ============


 * Unallocated items include certain unallocated corporate expenses and corporate assets.
** Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, property and equipment, and intangible assets. Investments are not allocated to individual segments.

8. INCOME TAXES

Income tax benefit differs from the amounts computed by applying the federal statutory rate of 34% to the loss before income taxes as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                        2001            2000            1999
                                                        ----            ----            ----
Tax benefit at the statutory rate ..............    $(6,655,815)    $(6,897,002)    $(1,515,177)
State income tax benefit, net of federal benefit       (592,104)       (667,145)       (177,741)
Nondeductible goodwill .........................      1,588,345       1,188,473              --
Other ..........................................       (215,501)        (69,774)          4,382
Increase in valuation allowance ................      5,875,075       6,445,448       1,688,536
                                                    -----------     -----------     -----------
                                                    $        --     $        --     $        --
                                                    ===========     ===========     ===========

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows:

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. INCOME TAXES (CONTINUED)

                                                         DECEMBER 31,
                                                         ------------
                                                    2001             2000
                                                    ----             ----
Deferred tax assets:
Allowance for doubtful accounts ............    $    109,374     $    75,240
Differences related to business combinations       1,518,029         718,930
Accrued liabilities ........................         154,699          41,048
Deferred revenue ...........................          40,700              --
Difference related to warrants .............       1,227,388         661,214
Research and development credits ...........          90,948          57,448
Other ......................................           6,403           3,458
Net operating loss carryforwards ...........      11,330,299       7,044,093
                                                ------------     -----------
Total deferred tax assets ..................      14,477,840       8,601,431
Less: Valuation allowance ..................     (14,389,540)     (8,514,465)
                                                ------------     -----------
                                                      88,300          86,966
Deferred tax liability - depreciation ......         (88,300)        (86,966)
                                                ------------     -----------
Net deferred tax asset .....................    $         --     $        --
                                                ============     ===========

As of December 31, we had federal and state net operating loss carryforwards of $30,223,415 and $26,358,436, respectively, in 2001 and $18,099,076 and
$22,260,182, respectively, in 2000. These losses will expire in years 2012 through 2021. A portion of these losses may be subject to limitation in future years.

We have established a valuation allowance for deferred tax assets at December 31, 2001 and 2000, due to the uncertainty of realizing these assets in the future. The valuation allowance increased $5,875,075 in 2001, $6,445,448 in 2000 and $1,688,536 during 1999. No federal or state income tax payments were made during the years ended December 31, 2001, 2000, and 1999.

9. STOCK OPTION PLAN

Our 2000 Stock Incentive Plan ("2000 Plan") and 1994 Employee Stock Option Plan ("1994 Plan") (the 2000 Plan and the 1994 Plan are collectively referred to as "the Plan") authorizes the grant of options to employees, officers, directors, and others. In February 2000, we adopted the 2000 Plan. The terms of the 2000 Plan are substantially similar to the 1994 Plan. Options granted under the Plan have terms of no more than ten years with certain restrictions. The Plan allows the Board of Directors to determine the vesting period of each grant. The vesting period of the options granted ranges from immediate vesting to four years. In connection with the 2000 Plan, 5,000,000 shares have been reserved for issuance, bringing the total shares reserved for issuance through options to 9,000,000 shares.

We account for our stock incentive plans in accordance with APB 25. If the alternative method of accounting for stock incentive plans prescribed by Statement 123 had been followed, our net loss and net loss per share would have been:

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                      2001              2000           1999
                                                      ----              ----           ----
Net loss as reported .........................    $(19,575,926)    $(20,285,301)    $(4,456,404)
Pro forma compensation expense ...............       1,140,396        1,524,880         289,426
                                                  ------------     ------------     -----------
Pro forma net loss ...........................    $(20,716,322)    $(21,810,181)    $(4,745,830)
                                                  ============     ============     ===========
Pro forma basic and diluted net loss per share    $      (1.04)    $      (1.38)    $     (1.26)
                                                  ============     ============     ===========

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. STOCK OPTION PLAN (CONTINUED)

The resulting pro forma disclosures may not be representative of that to be expected in future years. The weighted average fair value of options granted was estimated using the minimum value option pricing model in 2000 and 1999 prior to our IPO and the Black-Scholes method subsequent to our IPO in April 2000. The assumptions used for these estimates include:

                                                  2001       2000         1999
                                                  ----       ----         ----
Risk-free interest rate....................       4.20%      6.00%        6.00%
Expected dividend yield....................        0.0%       0.0%         0.0%
Expected life (in years)...................          5          5            5
Volatility.................................         60%        60%          --

The estimated weighted average fair values of options granted during 2001, 2000 and 1999 using the above pricing models were $0.70; $2.09; and $1.11, respectively.

A progression of activity and various other information relative to stock options is presented in the table below.

                                                     2001                        2000                       1999
                                                     ----                        ----                       ----
                                                         WEIGHTED-                    WEIGHTED-                WEIGHTED-
                                                          AVERAGE                      AVERAGE                  AVERAGE
                                             COMMON      EXERCISE        COMMON       EXERCISE       COMMON     EXERCISE
                                             SHARES        PRICE         SHARES        PRICE         SHARES      PRICE
                                             ------        -----         ------        -----         ------      -----
Outstanding - beginning of period...       3,125,739     $   4.73       2,470,229      $ 2.84       1,650,784  $   1.07
Granted.............................         410,750         1.22       2,097,316        6.21       1,383,892      4.29
Exercised...........................          (8,700)        1.21        (801,997)       0.75        (427,085)     0.54
Forfeited...........................        (711,072)        4.74        (639,809)       7.30        (137,362)     3.26
                                           ---------                    ---------                   ---------
Outstanding - end of period.........       2,816,717         4.17       3,125,739        4.73       2,470,229      2.84
                                           =========                    =========                   =========
Exercisable at end of period........       1,306,994         4.19         665,261        4.51         892,477      1.08
                                           =========                    =========                   =========

During August 2000, our CEO exercised options granted in 1995 and purchased 314,500 shares of our common stock at an average exercise price of $0.57 per share. During August 2000, a vice president also exercised options that were granted in 1995 and purchased 105,243 shares at an average exercise price of $0.58 per share. In December 1999, the then president exercised options granted in 1994 and purchased 3,170 shares of our common stock at an exercise price of $0.608 per share. In July and August 1999, the CEO exercised options granted in 1995 and purchased 416,250 shares of our common stock at an exercise price of $0.54 per share.

During 2001, 2000 and 1999, we issued 5,750, 27,254, and 51,800 respectively, stock options to our professional consulting boards at per share exercise prices ranging from $1.24 in 2001, $2.125 to $11.89 in 2000, and $2.34 to $6.49 in
1999. In connection with these grants we recognized expense of approximately $57,000 in 2001, $30,000 in 2000, and $12,000 in 1999. During 2000, we also granted options to individuals for services and recognized approximately $16,000 of expense in connection with these grants.

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. STOCK OPTION PLAN (CONTINUED)

Shares of common stock available for future grants of options totaled 4,951,208 and 3,868,004 at December 31, 2001 and 2000, respectively. Exercise prices per share and various other information for options outstanding at December 31, 2001 are segregated into ranges as follows:

                                                     OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                                     -------------------                             -------------------
                                                                               WEIGHTED                           WEIGHTED
                                                          WEIGHTED             AVERAGE                            AVERAGE
                                         NUMBER       AVERAGE EXERCISE        REMAINING           NUMBER       EXERCISE PRICE
RANGE OF EXERCISE PRICES PER SHARE      OF SHARES      PRICE PER SHARE     CONTRACTUAL LIFE      OF SHARES        PER SHARE
----------------------------------      ---------      ---------------     ----------------      ---------        ---------
$ 0.00 - $1.19....................        314,800           $ 1.09               6.9               89,800           $ 1.05
$ 1.20 - $2.38....................      1,000,148             2.14               6.9              471,634             1.24
$ 3.58 - $4.76....................        761,350             4.06               5.7              435,248             4.06
$ 4.77 - $5.95....................        118,000             5.42               7.3               29,500             5.42
$ 5.96 - $7.13....................        253,912             6.49               6.0              111,922             6.49
$ 8.33 - $9.50....................         86,059             8.92               6.8               86,059             8.92
$ 9.51 - $10.70...................        119,325            10.00               6.2               29,828            10.00
$10.71 - $11.89...................        163,123            11.89               6.2               53,003            11.89
                                        ---------           ------               ---            ---------           ------
                                        2,816,717           $ 4.17               6.5            1,306,994           $ 4.19
                                        =========           ======               ===            =========           ======

10. EMPLOYEE BENEFIT PLANS

401(K) PLAN

We have a defined-contribution employee benefit plan ("401-K Plan") incorporating provisions of Section 401(k) of the Internal Revenue Code. Our employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401-K Plan. Under the provisions of the 401-K Plan, a plan member may make contributions, on a tax-deferred basis, not to exceed 15% of compensation subject to IRS limitations. We have not provided matching contributions through December 31, 2001.

EMPLOYEE STOCK PURCHASE PLAN

During 2000, we adopted an Employee Stock Purchase Plan ("Purchase Plan"), which incorporates the provisions of Section 423 of the Internal Revenue Code. Under the Purchase Plan, 1,000,000 shares of common stock have been reserved for purchase by employees. The Purchase Plan provides for annual offer periods of twelve months to eligible employees. Under the Purchase Plan, eligible employees can purchase through payroll deductions, the lesser of up to 15% of their eligible base compensation or 2,500 shares of common stock, at a price equivalent to 85% of the lesser of the beginning or end of year price. During 2001, 53,606 shares were purchased under the plan at an average price per share of $1.06.

11. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

We lease office facilities in Nashville, TN, Dallas, TX, Denver, CO, and Raleigh, NC under agreements that expire before or during January 2007. The Dallas, TX facility is subleased to a third party through the expiration of the original lease which ends January 2007.

The Nashville, TN lease provides for two five-year renewal options. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. We account for these leases by recognizing the straight-line rent expense and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The Company also leases certain office equipment under both operating and capital leases. Total rent expense under all operating leases was approximately $605,000, $795,000, and $210,000 for the years ended December 31, 2001, 2000, and 1999,

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

respectively. We also lease certain computer and office equipment and office furnishings from various third parties accounted for as capital leases.

Future rental payment commitments at December 31, 2001 under capital and non-cancelable operating leases, with initial terms of one year or more, are as follows:

                                                                                         CAPITAL      OPERATING
                                                                                          LEASES       LEASES
                                                                                         -------     ----------
2002...................................................................................  $142,977    $  723,520
2003...................................................................................    85,024       599,126
2004...................................................................................    41,769       564,443
2005...................................................................................     1,212       254,753
2006...................................................................................        --        95,648
2007 (thereafter)......................................................................        --         7,971
                                                                                         --------    ----------
Total minimum lease payments...........................................................  $270,982    $2,245,461
                                                                                                     ==========
Less amounts representing interest.....................................................   (25,480)
                                                                                         ========
Present value of net minimum lease payments (including $126,733 classified as current).  $245,502
                                                                                         ========

Sublease rental income related to the Dallas, TX facility will be approximately $6,000 per month over the remaining term of the lease.

The carrying value of assets under capital leases, which are included with owned assets in the accompanying consolidated balance sheets was $182,712 and $395,850 at December 31, 2001 and 2000, respectively. Amortization of the assets under the capital leases is included in depreciation expense.

LITIGATION

On November 17, 2000, a complaint was filed by Challenger Corporation in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis against us, SynQuest and two individual shareholders of SynQuest. The complaint asserts that HealthStream violated the terms of a licensing agreement entered into between HealthStream and the plaintiff and that HealthStream allegedly failed to pay royalties due to the plaintiff pursuant to the terms of that agreement. The plaintiff also alleges that HealthStream induced SynQuest to breach a marketing agreement entered into between SynQuest and the plaintiff. Alternatively, the plaintiff alleges that HealthStream, which purchased certain assets of SynQuest, is liable for SynQuest's alleged breach of the marketing agreement pursuant to the legal theory of successor liability. The aggregate damages alleged total approximately $9.0 million. We believe the allegations in the complaint are without merit, intend to defend the litigation vigorously and do not believe this litigation will have a material adverse effect on our financial condition or results of operations.

We are subject to various other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect our financial position, operations or liquidity.

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                         2001             2000             1999
                                                         ----             ----             ----
Numerator:
      Net loss....................................    $(19,575,926)    $(20,285,301)   $(4,456,404)
                                                      ============     ============    ===========
Denominator:
      Weighted-average shares outstanding.........      19,920,521       15,785,946      3,756,556
                                                      ============     ============    ===========
      Net loss per share, basic and diluted.......    $      (0.98)    $      (1.29)   $     (1.19)
                                                      ============     ============    ===========

For the years ended December 31, 2001, 2000, and 1999, the calculation of weighted average and equivalent shares excluded options, warrants, restricted stock and convertible preferred stock because such items were anti-dilutive. The equivalent common shares related to such options, warrants, restricted stock and preferred stock were 3,238,311 in 2001, 6,522,065 in 2000 and 9,846,414 in 1999.

13. OFFICE CONSOLIDATION CHARGE

During the second quarter of 2001, we recorded a non recurring office consolidation charge of approximately $401,000 as a result of closure of our Dallas and Boston offices. The charge consisted of lease obligations of approximately $245,000 and impairment of certain fixed assets of approximately $156,000. We recorded a liability for such charges and the expense is included in office consolidation charge on the accompanying consolidated income statement. As of December 31, 2001 we have paid approximately $40,000 in lease obligations and charged approximately $156,000 to the recorded liability for the disposal of fixed assets. At December 31, 2001, the remaining balance of accrued liabilities associated with this charge was approximately $205,000.

14. STRATEGIC ALLIANCES

We periodically enter into strategic alliances with distribution partners, content partners and development partners. Typically, these arrangements provide for payments to these partners based on a percentage of revenues or based on hours of courseware developed. We have commitments of approximately $100,000 for 2002 related to content development services, which are contingent upon delivery of courses or occurrence of certain events. Payment of such amounts is contingent upon delivery of content by the provider.

We entered into a distribution agreement with a business partner during 1999 that provided the business partner with a warrant to purchase 245,032 shares of our common stock at $4.06 per share. The warrant expires in June 2009. The issuance of the warrant resulted in recognition of $748,343 of product development expense in 1999. No part of the 1999 warrant has been exercised as of December 31, 2001.

We also entered into a development agreement in January 2000 with a private company under which we paid $95,000 and paid the entity another $400,000 during 2000 as courses were developed. In connection with this agreement, we received a warrant to purchase 223,834 shares of the entity's common stock at an exercise price of $4.47 per share. Because the development services were provided at market rates, no value has been ascribed to the warrant.

In February 2000, we entered into a five-year agreement with WebMD. The agreement provided that we would be the exclusive provider of education, continuing education and training services for all healthcare organizations, healthcare professionals and healthcare workers on all Web sites owned or operated by WebMD in exchange for certain guaranteed payments. WebMD also purchased $10.0 million of our common stock in a private sale that closed concurrent with our IPO. During 2000, we expensed and paid WebMD royalties of $1.5 million. At December 31, 2000, the accompanying consolidated balance sheet included accrued and unpaid royalties related to this agreement of $1.5 million. On January 5, 2001, we terminated the prior agreement with WebMD and set forth a new business arrangement. Under the new, non-exclusive three-year agreement, we

                               HEALTHSTREAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. STRATEGIC ALLIANCES (CONTINUED)

will be a preferred provider of continuing medical education, continuing education and board preparation courses for WebMD's professional portal. Under this new arrangement, financial consideration is based entirely on revenues generated from the sale of HealthStream's services to WebMD's professional portal customers.

In connection with this renegotiation, we gave WebMD the right to sell the shares back to us at any time through March 30, 2001. On February 8, 2001, WebMD exercised its right to sell the 1.1 million shares of our common stock back to us at $1.7833 per share. We reacquired the shares on February 16, 2001. In connection with the termination of the prior WebMD agreement, we recognized a gain of $1.5 million, representing the reversal of the scheduled $1.5 million fixed payment that was accrued at December 31, 2000.

15. SUBSEQUENT EVENTS

On March 15, 2002, options to purchase 401,000 shares of common stock at an exercise price of $1.35 per share were granted. In addition, the 1994 Plan was amended to exclude any cancelled or forfeited options from shares available for future grants. As a result of this amendment, the total shares reserved for issuance was reduced to 7,747,542 and the total shares available for future option grants at December 31, 2001 was reduced to 3,790,064.

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

         (a)(3) Exhibits

NUMBER                                  DESCRIPTION
------                                  -----------
*2.1            Asset Purchase Agreement, dated July 23, 1999, among
                SilverPlatter Education, Inc., SilverPlatter Information, Inc.
                and HealthStream, Inc.
*2.2            Agreement and Plan of Merger, dated January 5, 2000, among
                HealthStream, Inc., HealthStream Acquisition I, Inc., Quick
                Study, Inc. and each shareholder of Quick Study, Inc.
*2.3            Asset Purchase Agreement, dated December 16, 1999, among
                KnowledgeReview, LLC, Louis Bucelli and Maksim Repik, and
                HealthStream, Inc.
*2.4            Agreement and Plan of Merger, dated January 25, 2000 among
                HealthStream, Inc., HealthStream Acquisition II, Inc.,
                Multimedia Marketing, Inc., and the stockholders of Multimedia
                Marketing, Inc.
*2.5            Asset Purchase Agreement, dated January 27, 2000, between
                Emergency Medicine Internetwork, Inc. and HealthStream, Inc.
*3.1            Form of Fourth Amended and Restated Charter of HealthStream,
                Inc.
*3.2            Form of Amended and Restated Bylaws of HealthStream, Inc.
*4.1            Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.
4.2             Article 7 of the Fourth Amended and Restated Charter -- included in Exhibit 3.1
4.3             Article II of the Amended and Restated Bylaws -- included in
                Exhibit 3.2
*4.4            Warrant to purchase common stock of HealthStream, Inc., dated
                June 14, 1999, held by GE Medical Systems.
*4.6            Common Stock Purchase Agreement between HealthStream, Inc. and
                Healtheon/WebMD Corporation
*10.1           1994 Employee Stock Option Plan, effective as of April 15, 1994
*10.2           2000 Stock Incentive Plan, effective as of April 10, 2000
*10.3           Form of Indemnification Agreement
*10.4           Executive Employment Agreement, dated April 21, 1999, between
                HealthStream, Inc. and Robert A. Frist, Jr.
*10.5           Lease dated March 27, 1995, as amended June 6, 1995 and
                September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant
*+10.6          Development and Distribution Agreement between HealthStream,
                Inc. and GE Medical Systems
*+10.7          Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology &
                Services, Inc.
*10.8           Form of Employee Stock Purchase Plan
*21.1           Subsidiaries of HealthStream, Inc.
23.1            Consent of Ernst & Young LLP, Independent Auditors


+ Confidential treatment was received, with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

* Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 333-88939).

   (b) Reports on Form 8-K

*  Report filed on November 1, 2001 regarding agreement with HPG and HCA.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of March, 2002.

                                         HEALTHSTREAM, INC.

                                         By:/s/ ROBERT A. FRIST, JR.
                                            -------------------------------
                                         Robert A. Frist, Jr.
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                                   TITLE(S)                               DATE
          ---------                                   --------                               ----
/s/ ROBERT A. FRIST, JR.               President, Chief Executive Officer and          March 22, 2002
-----------------------------------    Chairman (Principal Executive Officer)
Robert A. Frist, Jr.

/s/ ARTHUR E. NEWMAN                   Senior Vice-President and Chief Financial       March 22, 2002
-----------------------------------    Officer (Principal Financial Officer)
Arthur E. Newman

/s/ SUSAN A. BROWNIE                   Vice President of Finance and Corporate         March 22, 2002
-----------------------------------    Controller (Principal Accounting Officer)
Susan A. Brownie

/s/ JEFFREY L. MCLAREN                 Vice Chairman                                   March 22, 2002
-----------------------------------
Jeffrey L. McLaren

/s/ JOHN DAYANI                        Director                                        March 22, 2002
-----------------------------------
John Dayani

/s/ JAMES DANIELL                      Director                                        March 22, 2002
-----------------------------------
James Daniell

/s/ WILLIAM STEAD                      Director                                        March 22, 2002
-----------------------------------
William Stead

/s/ M. FAZLE HUSAIN                    Director                                        March 22, 2002
-----------------------------------
M. Fazle Husain

/s/ THOMPSON DENT                      Director                                        March 22, 2002
-----------------------------------
Thompson Dent

/s/ CHARLES N. MARTIN                  Director                                        March 22, 2002
-----------------------------------
Charles N. Martin

/s/ LINDA REBROVICK                    Director                                        March 22, 2002
-----------------------------------
Linda Rebrovick

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
*2.1           Asset Purchase Agreement, dated July 23, 1999, among
               SilverPlatter Education, Inc., SilverPlatter Information, Inc.
               and HealthStream, Inc.
*2.2           Agreement and Plan of Merger, dated January 5, 2000, among
               HealthStream, Inc., HealthStream Acquisition I, Inc., Quick
               Study, Inc. and each shareholder of Quick Study, Inc.
*2.3           Asset Purchase Agreement, dated December 16, 1999, among
               KnowledgeReview, LLC, Louis Bucelli and Maksim Repik, and
               HealthStream, Inc.
*2.4           Agreement and Plan of Merger, dated January 25, 2000 among
               HealthStream, Inc., HealthStream Acquisition II, Inc.,
               Multimedia Marketing, Inc., and the stockholders of Multimedia
               Marketing, Inc.
*2.5           Asset Purchase Agreement, dated January 27, 2000, between
               Emergency Medicine Internetwork, Inc. and HealthStream, Inc.
*3.1           Form of Fourth Amended and Restated Charter of HealthStream, Inc.
*3.2           Form of Amended and Restated Bylaws of HealthStream, Inc.
*4.1           Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.
4.2            Article 7 of the Fourth Amended and Restated Charter -- included in Exhibit 3.1
4.3            Article II of the Amended and Restated Bylaws -- included in
               Exhibit 3.2
*4.4           Warrant to purchase common stock of HealthStream, Inc., dated
               June 14, 1999, held by GE Medical Systems.
*4.6           Common Stock Purchase Agreement between HealthStream, Inc. and
               Healtheon/WebMD Corporation
*10.1          1994 Employee Stock Option Plan, effective as of April 15, 1994
*10.2          2000 Stock Incentive Plan, effective as of April 10, 2000
*10.3          Form of Indemnification Agreement
*10.4          Executive Employment Agreement, dated April 21, 1999, between
               HealthStream, Inc. and Robert A. Frist, Jr.
*10.5          Lease dated March 27, 1995, as amended June 6, 1995 and
               September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant
*+10.6         Development and Distribution Agreement between HealthStream,
               Inc. and GE Medical Systems
*+10.7         Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology &
               Systems, Inc.
*10.8          Form of Employee Stock Purchase Plan
*21.1          Subsidiaries of HealthStream, Inc.
23.1           Consent of Ernst & Young LLP, Independent Auditors


+ Confidential treatment was received, or is requested, with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

* Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 333-88939).