Form 10-Q
period 2002-03-31
HEALTHSTREAM INC
filed 2002-05-10
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2002

Commission File No.: 001-8833

HealthStream, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1443555

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 10th Avenue South, Suite 450 Nashville, Tennessee	37203

(Address of principal executive offices)	(Zip Code)

(615) 301-3100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No☐

As of May 8, 2002, 20,408,314 shares of the Registrant’s common stock were outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

		Page
		Number

Part I	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets – March 31, 2002 (Unaudited) and December 31, 2001	1
	Condensed Consolidated Statements of Operations (Unaudited) — Three Months ended March 31, 2002 and 2001	2
	Condensed Consolidated Statement of Shareholders' Equity (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months ended March 31, 2002 and 2001	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Part II	Other Information
Item 1.	Legal Proceedings	16
Item 6.	Exhibits and Reports on Form 8-K	16
	Signature	17

PART  I.    FINANCIAL INFORMATION

Item  1.    Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Note 1)

ASSETS
Current Assets:
Cash and cash equivalents	$2,947,930	$4,747,434
Investments in short term marketable securities	10,951,407	12,701,086
Restricted cash	1,010,710	520,184
Interest receivable	358,090	537,585
Accounts receivable, net of allowance for doubtful accounts of $278,000 at March 31, 2002 and $288,000 at December 31, 2001, respectively	3,942,704	3,776,635
Accounts receivable — unbilled	584,102	566,069
Prepaid development fees	846,554	1,030,843
Other prepaid expenses and other current assets	593,935	649,543

Total current assets	21,235,432	24,529,379
Property and equipment:
Furniture and fixtures	974,737	990,992
Equipment	4,677,097	4,566,342
Leasehold improvements	1,170,209	1,111,360

	6,822,043	6,668,694
Less accumulated depreciation and amortization	(3,387,709)	(2,974,347)

	3,434,334	3,694,347
Goodwill, net of accumulated amortization of $10,005,266 at March 31, 2002 and December 31, 2001, respectively	8,306,688	8,306,688
Intangible assets, net of accumulated amortization of $3,774,748 at March 31, 2002 and $3,295,675 at December 31, 2001, respectively	3,087,394	3,566,467
Investments in marketable securities	9,306,496	8,709,003
Notes receivable – related party	215,000	215,000
Other assets	257,485	225,760

Total assets	$45,842,829	$49,246,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$624,248	$889,254
Accrued liabilities	987,319	943,616
Accrued compensation and related expenses	468,599	717,200
Registration liabilities	1,053,572	633,788
Deferred revenue	3,620,416	3,273,825
Current portion of capital lease obligations	103,725	126,733

Total current liabilities	6,857,879	6,584,416
Capital lease obligations, less current portion	91,554	118,769
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 20,372,542 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	91,275,282	91,275,282
Accumulated other comprehensive (loss) income	(141,835)	79,240
Accumulated deficit	(52,240,051)	(48,811,063)

Total shareholders’ equity	38,893,396	42,543,459

Total liabilities and shareholders’ equity	$45,842,829	$49,246,644

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,

	2002	2001

Revenues, net of warrant expense of $-0- in 2002 and $436,052 in 2001	$3,534,858	$3,053,962
Operating costs and expenses:
Cost of revenues	1,831,851	1,626,619
Product development	1,008,561	1,203,218
Sales and marketing	1,561,264	1,408,385
Depreciation	447,871	362,738
Amortization of goodwill	—	1,331,652
Amortization of intangibles, content fees, fixed royalties and prepaid compensation	713,041	715,105
Other general and administrative expenses	1,649,571	1,372,662

Total operating costs and expenses	7,212,159	8,020,379

Loss from operations	(3,677,301)	(4,966,417)

Other income (expense):
Interest and other income	257,289	698,871
Write off of investment	—	(99,920)
Interest and other expense	(8,976)	(14,113)

	248,313	584,838

Net loss	$(3,428,988)	$(4,381,579)

Net loss per share:
Basic and diluted	$(0.17)	$(0.22)

Weighted average shares of common stock outstanding:
Basic and diluted	20,195,982	19,967,634

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock			Other	Total
			Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity

Balance at December 31, 2001	20,372,542	$91,275,282	$(48,811,063)	$79,240	$42,543,459
Net loss	—	—	(3,428,988)	—	(3,428,988)
Unrealized loss on investments, net of tax	—	—	—	(221,075)	(221,075)

Comprehensive loss	—	—	—	—	(3,650,063)

Balance at March 31, 2002	20,372,542	$91,275,282	$(52,240,051)	$(141,835)	$(38,893,396)

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(3,428,988)	$(4,381,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	447,871	362,738
Amortization of goodwill	—	1,331,652
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	713,041	715,105
Gain on contract renegotiation	—	(1,500,000)
Noncash warrant expense	—	436,052
Realized loss on investments	—	99,920
Loss on disposal of fixed assets	2,213	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts and unbilled receivables	(184,102)	(83,691)
Restricted cash	(490,526)	(115,923)
Interest receivable	179,495	114,842
Prepaid development fees	21,031	(104,518)
Other prepaid expenses and other current assets	2,523	(488,503)
Other assets	41,691	(336,212)
Accounts payable	(265,006)	(188,986)
Accrued liabilities and compensation	(204,898)	(100,257)
Registration liabilities	419,784	33,385
Deferred revenue	346,591	(494,537)

Net cash used in operating activities	(2,399,280)	(4,700,512)
INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired	—	(328,988)
Proceeds from redemption and sale of investments in marketable securities	6,164,956	—
Purchase of investments in marketable securities	(5,324,886)	—
Purchase of property and equipment	(190,071)	(273,466)

Net cash provided by (used in) investing activities	649,999	(602,454)
FINANCING ACTIVITIES:
Repurchase of common stock from WebMD	—	(1,981,444)
Payments on capital lease obligations	(50,223)	(84,028)

Net cash used in financing activities	(50,223)	(2,065,472)

Net decrease in cash and cash equivalents	(1,799,504)	(7,368,438)
Cash and cash equivalents at beginning of period	4,747,434	19,830,572

Cash and cash equivalents at end of period	$2,947,930	$12,462,134

Total cash, restricted cash, investments, and accrued interest at end of period	$24,574,633	$34,735,368

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Three Months Ended March 31,

	2002	2001

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,763	$14,113

Effects of acquisitions:
Estimated fair value of assets acquired	$—	$5,000
Purchase price in excess of net assets acquired	—	972,346
Estimated fair value of liabilities assumed	—	(348,172)
Stock issued	—	(300,186)

Cash paid	—	328,988
Less cash acquired	—	—

Net cash paid for acquisitions	$—	$328,988

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2001 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission).

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

In 2001, we began producing discrete financial information under two reportable segments — healthcare organizations and professionals (“HCO”) and pharmaceutical and medical device companies (“PMD”), and accordingly, resource allocation decisions and performance assessments began to be made based on the discrete financial information for these segments. (See Note 5).

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” (“Statement 141”) and No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. We adopted Statement 141 on January 1, 2002. The adoption of Statement 141 did not have a significant effect on our consolidated financial position or results of operations.

We adopted Statement 142 on January 1, 2002. Statement 142 provides for the elimination of amortization of intangible assets that have indefinite lives, such as goodwill, as well as a modification of the approach and timing for evaluating impairment of intangible assets. While we have not completed the assessment of the impact of the Statement, application of the non-amortization provisions will result in a decrease in net loss of approximately $5.4 million ($0.27 per share) for the year ended December 31, 2002. This estimate is based on discontinuing amortization expense for intangibles with indefinite lives and the current weighted average shares outstanding. During the second quarter of 2002, we will complete the transitional test for goodwill impairment using the two-step process described in Statement 142, and we will determine the effect of these tests on our financial position and results of operations. The first step is a screen for potential impairment, while the second step measures the amount, if any, of impairment. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

A reconciliation of the previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

	Three months ended

	March 31, 2002	March 31, 2001

Reported net loss	$(3,428,988)	$(4,381,579)
Adjusted for amortization of goodwill	—	1,331,652

Adjusted net loss	$(3,428,988)	$(3,049,927)

Basic and diluted loss per share:
Reported loss per share – basic and diluted	$(0.17)	$(0.22)
Adjusted for amortization of goodwill	—	0.07

Adjusted loss per share – basic and diluted	$(0.17)	$(0.15)

The pro forma presentation above does not exclude the impact of the one time gain on renegotiation of the WebMD agreement during the three months ended March 31, 2001. See Note 7 for details.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“Statement 144”). Statement 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Statement supersedes Statement 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” We adopted Statement 144 on January 1, 2002 and it did not have an effect on our consolidated financial position or results of operations.

3.  MERGERS AND ACQUISITIONS

de’MEDICI Systems. On January 26, 2001, we acquired substantially all of the assets of de’MEDICI Systems (“de’MEDICI”), a business unit of Lippincott Williams & Wilkins, Inc., for approximately $330,000 in cash and 181,250 shares of our common stock. de’MEDICI provided computer based education and training to over 230 hospitals and healthcare organizations. The acquisition was accounted for as a purchase. Identifiable intangible assets acquired consisted of customer lists and trade name of $0.4 million and $0.1 million, respectively, and are being amortized on a straight-line basis over three years, and three years, respectively. We also acquired goodwill of approximately $0.6 million.

Since the pro forma impact of the de’MEDICI acquisition is not material to the results presented for 2001, no pro forma disclosures are presented.

4.  NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, and escrowed or restricted shares, are included in diluted net loss per share only when these shares are dilutive. The total number of shares excluded from the calculations of dilutive loss per share was approximately 3,600,000 and 6,200,000 at March 31, 2002 and March 31, 2001, respectively.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  BUSINESS SEGMENTS

We have two reportable segments, healthcare organizations and professionals (“HCO”) and pharmaceutical and medical device companies (“PMD”). The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2001. Our reportable segments are based on the markets they serve, the products and services provided to those markets, and they are each managed separately by business unit managers.

The following is our business segment information as of and for the three-month periods ended March 31, 2002 and 2001. We measure segment performance based on the operating loss before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and substantially all depreciation. There were no significant changes in segment assets since December 31, 2001.

	Three months ended

	March 31, 2002	March 31, 2001

Revenues, net of warrant expense of $-0- in 2002 and $436,052 in 2001
HCO	$2,137,658	$1,696,956
PMD	1,397,200	1,357,006

Total net revenue	$3,534,858	$3,053,962

Loss from operations
HCO	$(1,267,646)	$(3,418,970)
PMD	(506,131)	(363,960)
Unallocated *	(1,903,524)	(1,183,487)

Total loss from operations	$(3,677,301)	$(4,966,417)

*     Unallocated items include certain unallocated corporate expenses, which are not currently used in measuring segment performance.

The unallocated loss from operations for the three months ended March 31, 2001 includes the one time gain associated with the renegotiation of the WebMD agreement. See Note 7 for details.

6.  GOODWILL AND INTANGIBLE ASSETS

There have no been no changes in the composition of goodwill since December 31, 2001. As of March 31, 2002, the carrying amounts of goodwill for our HCO and PMD business units were approximately $7.0 million and $1.3 million, respectively. As described in Note 2, as of March 31, 2002, we have not completed the transitional test for goodwill impairment as required by Statement 142. We will complete the transitional impairment test during the second quarter of 2002.

Identifiable intangible assets are comprised of the following:

	As of March 31, 2002			As of December 31, 2001

		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net

Content	$3,500,000	$(1,552,778)	$1,947,222	$3,500,000	$(1,311,111)	$2,188,889
Customer lists	2,940,000	(1,937,220)	1,002,780	2,940,000	(1,712,221)	1,227,779
Other	422,142	(284,750)	137,392	422,142	(272,343)	149,799

Total	$6,862,142	$(3,774,748)	$3,087,394	$6,862,142	$(3,295,675)	$3,566,467

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  GOODWILL AND INTANGIBLE ASSETS (continued)

All intangible assets have been evaluated in accordance with Statement 142 and are considered to have finite useful lives. The intangibles are being amortized over their original useful lives, ranging from one to five years. Amortization of intangible assets for the three months ended March 31, 2002 and March 31, 2001 was approximately $479,000 and $533,000, respectively.

Estimated amortization expense for the periods and years ending December 31, is as follows:

April 1, 2002 through December 31, 2002	$1,437,140
2003	1,139,824
2004	343,990
2005	166,440
2006	—

Total	$3,087,394

7.  RELATIONSHIP WITH WEBMD

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

On January 5, 2001, we terminated our prior agreement with WebMD and entered into a new business arrangement. Under the new, non-exclusive three-year agreement, we are a preferred provider of continuing medical education, continuing education and board preparation courses for WebMD’s professional portal. Under this new arrangement, financial consideration is based entirely on revenues generated from the sale of HealthStream’s services to WebMD’s professional portal customers.

The arrangement also terminated the lock-up agreement related to 1.1 million shares of our common stock that WebMD purchased in a private offering just prior to our IPO. In connection with this termination, we gave WebMD the right to sell the shares back to us at any time through March 30, 2001. On February 8, 2001, WebMD exercised its right to sell the 1.1 million shares of our common stock back to us at $1.7833 per share. We reacquired the shares on February 16, 2001. In connection with the termination of the prior WebMD agreement, we recognized a gain of $1.5 million representing the reversal of the scheduled $1.5 million fixed payment that was accrued during the quarter ended September 30, 2000.

8.  CONTINGENCIES

On November 17, 2000, a complaint was filed by Challenger Corporation (“Challenger”) in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis against us, SynQuest Technologies, Inc. (“SynQuest”) and two individual shareholders of SynQuest. The complaint asserted that HealthStream violated the terms of a licensing agreement entered into between HealthStream and the plaintiff and that HealthStream allegedly failed to pay royalties due to the plaintiff pursuant to the terms of that agreement. The plaintiff also alleged that HealthStream induced SynQuest to breach a marketing agreement entered into between SynQuest and the plaintiff. Alternatively, the plaintiff alleged that HealthStream, which purchased certain assets of SynQuest, was liable for SynQuest’s alleged breach of the marketing agreement pursuant to the legal theory of successor liability. The aggregate damages alleged totaled approximately $9.0 million. This lawsuit was settled on March 28, 2002. The principal terms included a payment of $100,000 to Challenger and a license to market and distribute HealthStream’s Core Curriculum live lecture series content in electronic format. The payment was made during April 2002.

We are subject to various other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect our financial position, results of operations, or liquidity.

Item  2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

This Quarterly Report includes various forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include without limitation, statements preceded by, followed by, or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, HealthStream, Inc. claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:

—	our limited operating history;

—	variability and length of our sales cycle and our product mix;

—	our ability to attract new customers and to transition customers of our installed learning management products to our Internet-based e-learning products,

—	our history of losses and expectations of continued losses;

—	our ability to manage growth;

—	our ability to successfully implement our operating and growth strategy;

—	fluctuations in quarterly operating results caused by a variety of factors including the timing of sales and development contracts as well as the adoption of the Internet as a tool for online training and continuing education in the healthcare industry;

—	our ability to successfully establish and maintain new and existing relationships with content partners; and

—	global and/or regional economic factors and potential changes in laws and regulations, including, without limitation, changes in federal, state and international laws regulating education, training and Internet transactions.

For additional information concerning risks and uncertainties that may affect our results of operations, please see the risks outlined under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Overview

HealthStream was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. We evolved from an initial focus of providing multimedia tools for information dissemination to facilitator of training tools for entities in the healthcare industry.

Revenues from the healthcare organization and professionals business unit (“HCO”) are derived from the following categories: provision of services through our Internet-based e-learning products, content subscriptions, licensing, maintenance and support of installed learning management products, content subscriptions, custom content development, and a variety of online and enduring products. Revenues from the pharmaceutical and medical device business unit (“PMD”) are derived from live event development, coordination, and registration services, Web cast events, online development and training, and other educational and training services.

For additional information concerning revenue recognition, please see the discussion outlined under heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Critical Accounting Policies” and Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes in the critical accounting policies or the application of such policies since December 31, 2001.

We have acquired one company since January 1, 2001, de’MEDICI Systems (“de’MEDICI”). On January 26, 2001, we acquired substantially all of the assets of de’MEDICI, a business unit of Lippincott Williams & Wilkins, Inc. for approximately $330,000 in cash and 181,250 shares of our common stock. de’MEDICI provided computer-based education and training to over 230 hospitals and healthcare organizations.

On January 5, 2001, we terminated our prior agreement with WebMD and entered into a new business arrangement. Under the new, non-exclusive three-year agreement, we are a preferred provider of continuing medical education, continuing education and board preparation courses for WebMD’s professional portal. Under this new arrangement, financial consideration is based entirely on revenues generated from the sale of HealthStream’s services to WebMD’s professional portal customers. The arrangement also terminated the lock-up agreement related to 1.1 million shares of HealthStream common stock that WebMD purchased in a private offering just prior to the Company’s IPO. In connection with this termination, we gave WebMD the right to sell the shares back to HealthStream at any time through March 30, 2001. On February 8, 2001, WebMD exercised its right to sell the 1.1 million shares of HealthStream common stock back to the Company at $1.7833 per share. We reacquired the shares on February 16, 2001. In connection with the termination of the prior WebMD agreement, we recognized a gain of $1.5 million representing the reversal of the scheduled $1.5 million fixed payment, which was accrued during the quarter ended September 30, 2000.

Effective October 1, 2001, we entered into a new four-year agreement with HCA Information Technology & Services, Inc. (“HCA”), replacing the prior agreement with Columbia Information Systems, Inc. that had approximately two and one half years remaining. Together with HCA, we mutually agreed to cancel the warrant held by CIS Holdings, Inc., an affiliate of HCA, to purchase our common stock. As a result, we are no longer amortizing the remaining cost of the warrant as a reduction of revenues. Revenues through September 2001, provided under the prior service agreement that included the grant of the warrant to CIS Holdings, Inc., were recognized as services were rendered, net of the amortization of the fair value of the related warrant as a reduction of the revenues proportionately over the term of the four-year agreement.

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

To date, we have incurred substantial costs to develop our technologies, create, license and acquire our content, build brand awareness, develop our infrastructure and expand our business, and have yet to achieve significant revenues or generate positive operating cash flows. As a result, we have incurred operating losses in each fiscal quarter since 1994. We expect operating losses and negative cash flows through at least the next twelve months, as we continue to expand our business and develop synergies with the companies we have acquired. These costs could have a material adverse effect on our future financial condition or operating results. We believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely upon them as an indication of our future performance.

Results of Operations

Revenues and Expense Components

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations. As discussed in Note 1 to the Condensed Consolidated Financial Statements, we began producing discrete financial information under two reportable segments during 2001 – healthcare organizations and professionals (“HCO”) and pharmaceutical and medical device companies (“PMD”).

Revenues. Revenues currently consist of the provision of services through our Internet-based e-learning products, the licensing, maintenance and support of our installed learning management products, content subscriptions, online development, Web cast events, event development, coordination, and registration services, online products and commercial support, sale of online enduring products and training services.

Cost of Revenues. Cost of revenues consists primarily of salaries and employee benefits, materials, hosting costs, and other direct expenses associated with revenues as well as royalties paid to content providers and distribution partners based on utilization.

Product Development. Product development expenses consist primarily of salaries and employee benefits, third-party content acquisition costs, costs associated with the development of content and expenditures associated with developing, maintaining, and operating our Web sites, training delivery, and our Internet-based e-learning products.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, travel and lodging, advertising, promotions, and related marketing costs.

Other General and Administrative Expenses. Other general and administrative expenses consist primarily of salaries and employee benefits, facility costs, and fees for professional services.

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles and amortization of content, license fees, and royalties paid to content providers that are of a fixed nature.

Other Income/Expense. The primary component of other expense is interest expense related to capital leases. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments.

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Revenues. Revenues increased approximately $0.4 million, or 15.7%, from $3.1 million for the three months ended March 31, 2001 to $3.5 million for the three months ended March 31, 2002. Revenues for 2002 consisted of $2.1 million for HCO and $1.4 million for PMD. In 2001, revenues consisted of $1.7 million for HCO and $1.4 million for PMD. The increase in HCO revenues over 2001 related primarily to $0.5 million growth in our Internet-based e-learning products and $0.4 million related to the cancellation of a warrant to purchase our common stock previously held by HCA, which eliminated the amortization of the warrant value against revenues. These revenue changes were offset by declines in HCO revenues including a $0.4 million reduction in sales of licenses and maintenance fees associated with the installed learning management products consistent with our strategy to transition these customers to our Internet-based e-learning products as well as a $0.1 million reduction in content development services. Our Internet-based e-learning network represented approximately 39% of revenues for the three months ended March 31, 2002 as compared to 22% of revenues for the three months ended March 31, 2001. PMD revenues were comparable between both the three months ended March 31, 2002 and March 31, 2001.

Cost of Revenues. Cost of revenues increased approximately $0.2 million, or 12.6%, from $1.6 million for the three months ended March 31, 2001 to $1.8 million for the three months ended March 31, 2002. The increase resulted primarily from additional personnel expenses associated with the closure of our Raleigh, NC office in March 2002. Cost of revenues as a percentage of revenues decreased from 53.3% for the three months ended March 31, 2001 to 51.8% for the three months ended March 31, 2002, primarily as a result of the growth in HCO revenues. Cost of goods for HCO approximated 33.1% and 49.4% of revenues for the three months ended March 31, 2002 and 2001, respectively. This percentage decreased as a result of the growth in revenues discussed above. Cost of goods for PMD approximated 69.6% and 55.0% of revenues for the three months ended March 31, 2002 and 2001, respectively. This percentage increased in 2002 due to additional personnel expenses and direct costs associated with content development services.

Product Development. Product development expenses decreased approximately $0.2 million, or 16.2%, from $1.2 million for the three months ended March 31, 2001 to $1.0 million for the three months ended March 31, 2002. The decrease is attributable to a reduction in personnel expenses associated with the development, maintenance, and support of our installed learning management products. Product development expenses as a percentage of revenues decreased from 39.4% for the three months ended March 31, 2001 to 28.5% for the three months ended March 31, 2002. The decrease as a percentage of revenues resulted from lower support costs associated with our installed learning management products as well as lower development costs associated with content and application maintenance. Product development expenses for HCO were comparable for both periods, approximating 33.5% and 34.1% of revenues for the three months ended March 31, 2002 and 2001, respectively. Product development expenses for PMD approximated 8.1% and 16.3% of revenues for the three months ended March 31, 2002 and 2001, respectively. The percentage decreased for PMD in 2002 due to a reduction in personnel expenses and direct costs associated with development of content.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, increased approximately $0.2 million, or 10.9%, to $1.6 million for the three months ended March 31, 2002 from $1.4 million for the three months ended March 31, 2001. This increase resulted from additional personnel expenses and commissions associated with higher new contract values during the three months ended March 31, 2002 when compared to the same period for 2001. These increases were partially offset by reductions in advertising and marketing expenses. Sales and marketing expenses as a percentage of revenues decreased from 46.1% for the three months ended March 31, 2001 to 44.2% for the three months ended March 31, 2002. Sales and marketing expenses for HCO approximated 51.6% and 67.5% for the three months ended March 31, 2002 and 2001, respectively. The percentage decreased for HCO in 2002 due to the growth in revenues discussed above. Sales and marketing expenses for PMD approximated 32.5% and 19.3% of revenues for the three months ended March 31, 2002 and 2001, respectively. The percentage increased for PMD in 2002 due to additional personnel expenses and commissions associated with increases in new contract value during the three months ended March 31, 2002 when compared to the same period for 2001.

Other General and Administrative Expenses. Other general and administrative expenses increased $0.2 million, or 20.2%, from $1.4 million for the three months ended March 31, 2001 to $1.6 million for the three months ended March 31, 2002. Excluding the one-time gain of $1.5 million on the renegotiation of the WebMD agreement during the three months ended March 31, 2001, other general and administrative expenses decreased approximately $1.2 million, or 42.1%, as a result of consolidation of offices and corporate functions. Other general and administrative expenses as a percentage of revenues approximated 46.7% for the three months ended March 31, 2002 and 45.0% for the three months ended March 31, 2001. Other general and administrative expenses for HCO approximated 13.4% and 44.2% of revenues for the three months ended March 31, 2002 and 2001, respectively. The percentage decreased for HCO in 2002 due to the growth in revenues and the consolidation of offices and corporate functions. Other general and administrative expenses for PMD were comparable between 2002 and 2001, approximating 17.3% and 18.3% of revenues for the three months ended March 31, 2002 and 2001, respectively.

Depreciation and Amortization. Depreciation and amortization decreased by approximately $1.2 million, or 51.8%, from $2.4 million for the three months ended March 31, 2001 to approximately $1.2 million for the three months ended March 31, 2002. The decrease is primarily attributable to the elimination of goodwill amortization, which resulted from the implementation of new accounting standards. As discussed in Note 2 to the Condensed Consolidated Financial Statements, pro forma net loss and pro forma net loss per share, adjusted for the elimination of goodwill amortization, resulted in a decrease of approximately $1.3 million for the net loss or $0.07 per share for 2001.

Other Income/Expense. Other income and expense decreased $0.2 million from approximately $0.5 million for the three months ended March 31, 2001 to $0.3 million for the three months ended March 31, 2002 related to a reduction in interest income associated with our investments.

Net Loss. Net loss decreased $1.0 million from $4.4 million for the three months ended March 31, 2001 to $3.4 million for the three months ended March 31, 2002 due to the factors described above.

Liquidity and Capital Resources

Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to a lesser extent, from revenues generated from the sale of our products and services.

Net cash used in operating activities was $2.4 million during the three months ended March 31, 2002 and $4.7 million during the three months ended March 31, 2001. Cash used in operating activities during the three months ended March 31, 2002 related to the net loss of $3.4 million, increases in accounts and unbilled receivables, and restricted cash, and decreases in accounts payable, accrued compensation and other liabilities. These operating uses of cash were offset by decreases in interest receivable, increases in registration liabilities and deferred revenue as well as depreciation and amortization. Cash used in operating activities during the three months ended March 31, 2001 related to the net loss of $4.4 million, the non-cash gain on the WebMD renegotiation, increases in prepaid development, prepaid expenses and other current assets, decreases in accounts payable, accrued liabilities and deferred revenue, which were partially offset by increases in depreciation, amortization, and non-cash warrant expense as well as a decrease in interest receivable.

Net cash provided by investing activities was $0.7 million for the three months ended March 31, 2002 while $0.6 million of cash was used in investing activities during the three months ended March 31, 2001. Cash provided by investing activities during the three months ended March 31, 2002 related to the excess of proceeds from sales of investments over purchases of investments of $0.8 million, offset by $0.2 million of cash paid for property and equipment. During the three months ended March 31, 2001, cash outflows related to the purchase of de’MEDICI Systems and the purchase of property and equipment.

Cash used in financing activities was $0.1 million for the three months ended March 31, 2002 and $2.1 million for the three months ended March 31, 2001. During 2002, cash used in financing activities related to payments under capital lease obligations. Cash used in financing activities during the three months ended March 31, 2001 related primarily to $2.0 million for the repurchase of our common stock from WebMD and $0.1 million for payments under capital lease obligations.

As of March 31, 2002, our primary source of liquidity was $24.6 million of cash and cash equivalents, restricted cash, investments and related interest receivable. As of April 30, 2002 we had cash and cash equivalents, restricted cash, investments and related interest receivable of $23.7 million.

We believe that our existing cash and cash equivalents, restricted cash, investments and interest receivable will be sufficient to meet anticipated cash needs for working capital, new product development, capital expenditures and acquisitions for at least the next 12 months. Our growth strategy may also include acquiring companies that complement our products and services. We anticipate that these acquisitions, if any, will be effected through a combination of stock and cash consideration. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, results of operations and financial condition.

Commitments and Contingencies

In connection with our October 2001 agreement with HCA, HCA will pay us minimum revenues of $12.0 million over the four-year term of the agreement.

We also expect to incur additional product development costs, some of which will be capitalized, and we expect that our capital expenditures will be approximately $1.3 to $1.8 million for the remainder of 2002.

Our strategic alliances have typically provided for payments to distribution, content and development partners based on revenues, and we expect to continue similar arrangements in the future. As a result, our commitments for variable payments approximate $50,000 related to agreements under which other companies have agreed to provide content development services for us. In addition to these commitments, our lease obligations for the remainder of 2002 through the end of 2006 total approximately $2.1 million.

Item  3.    Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of March 31, 2002, we had no outstanding indebtedness other than approximately $195,000 of capital lease arrangements. Accordingly, we are not exposed to significant interest rate market risk. We are exposed to market risk with respect to our cash and cash equivalents. At April 30, 2002, we had approximately $23.7 million of cash and cash equivalents, restricted cash, investments and accrued interest that were invested in a combination of short and long-term investments. At this investment level a hypothetical 10% decrease in the interest rate would decrease interest income and increase net loss on an annualized basis by approximately $237,000. At March 31, 2002, the average maturity for our investment portfolio approximated twelve months.

We manage our investment risk by investing in corporate debt securities, foreign corporate debt and secured corporate debt securities with minimum acceptable credit ratings. For certificates of deposit and corporate obligations, ratings must be A2/A or better; A1/P1 or better for commercial paper; A2/A or better for taxable or tax advantaged auction rate securities and AAA or better for tax free auction rate securities. We also require that all securities must mature within 24 months from the original settlement date, the average portfolio shall not exceed 18 months, and the greater of 10% or $5.0 million shall mature within 90 days. Further, our investment policy also limits concentration exposure and other potential risk areas.

The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.

PART II — OTHER INFORMATION

Item  1.    Legal Proceedings.

On November 17, 2000, a complaint was filed by Challenger Corporation (“Challenger”) in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis against us, SynQuest Technologies, Inc. (“SynQuest”) and two individual shareholders of SynQuest. The complaint asserted that HealthStream violated the terms of a licensing agreement entered into between HealthStream and the plaintiff and that HealthStream allegedly failed to pay royalties due to the plaintiff pursuant to the terms of that agreement. The plaintiff also alleged that HealthStream induced SynQuest to breach a marketing agreement entered into between SynQuest and the plaintiff. Alternatively, the plaintiff alleged that HealthStream, which purchased certain assets of SynQuest, was liable for SynQuest’s alleged breach of the marketing agreement pursuant to the legal theory of successor liability. The aggregate damages alleged totaled approximately $9.0 million. This lawsuit was settled on March 28, 2002. The principal terms included a payment of $100,000 to Challenger and a license to market and distribute HealthStream’s Core Curriculum live lecture series content in electronic format. The payment was made during April 2002.

We are subject to various other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect our financial position, results of operations, or liquidity.

Item  6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits

       None

(b)  Reports on Form 8-K

       None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

By: /s/ Arthur E. Newman

Arthur E. Newman
Chief Financial Officer
May 10, 2002