Form 10-Q
period 2002-06-30
HEALTHSTREAM INC
filed 2002-08-14
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the quarter ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

As of August 13, 2002, 20,408,312 shares of the Registrant’s common stock were outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

		Page
		Number

Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2002 (Unaudited) and December 31, 2001	1

	Condensed Consolidated Statements of Operations (Unaudited) - Three Months
	ended June 30, 2002 and 2001	2

	Condensed Consolidated Statements of Operations (Unaudited) - Six Months
	ended June 30, 2002 and 2001	3

	Condensed Consolidated Statement of Shareholders' Equity (Unaudited) - Six Months
	ended June 30, 2002	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months
	ended June 30, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Part II.	Other Information

Item 1.	Legal Proceedings	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits and Reports on Form 8-K	21

	Signature	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,532,155	$4,747,434
Investments in short term marketable securities	7,712,930	12,701,086
Restricted cash	775,567	520,184
Interest receivable	359,015	537,585
Accounts receivable, net of allowance for doubtful accounts of $275,000 at June 30, 2002 and $288,000 at December 31, 2001, respectively	4,468,058	3,776,635
Accounts receivable — unbilled	280,823	566,069
Prepaid development fees, net of amortization	514,382	1,030,843
Other prepaid expenses and other current assets	562,392	649,543

Total current assets	16,205,322	24,529,379
Property and equipment:
Furniture and fixtures	932,935	990,992
Equipment	4,320,453	4,566,342
Leasehold improvements	1,222,077	1,111,360

	6,475,465	6,668,694
Less accumulated depreciation and amortization	(3,224,754)	(2,974,347)

	3,250,711	3,694,347
Goodwill	3,306,688	8,306,688
Intangible assets, net of accumulated amortization of $4,253,819 at June 30, 2002 and $3,295,675 at December 31, 2001, respectively	2,608,323	3,566,467
Investments in marketable securities	12,046,293	8,709,003
Notes receivable – related party	215,000	215,000
Other assets	369,904	225,760

Total assets	$38,002,241	$49,246,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$612,322	$889,254
Accrued liabilities	1,006,438	943,616
Accrued compensation and related expenses	682,955	717,200
Registration liabilities	800,917	633,788
Deferred revenue	3,906,671	3,273,825
Current portion of capital lease obligations	91,440	126,733

Total current liabilities	7,100,743	6,584,416
Capital lease obligations, less current portion	69,937	118,769
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 20,408,312 shares and 20,372,542 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	91,324,672	91,275,282
Accumulated other comprehensive (loss) income	(13,265)	79,240
Accumulated deficit	(60,479,846)	(48,811,063)

Total shareholders’ equity	30,831,561	42,543,459

Total liabilities and shareholders’ equity	$38,002,241	$49,246,644

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2002	2001

Revenues, net of warrant expense of $-0- in 2002 and $504,803 in 2001	$4,133,508	$3,523,348
Operating costs and expenses:
Cost of revenues	1,557,848	1,174,995
Product development	1,217,475	1,284,341
Office consolidation charge	—	400,678
Sales and marketing	1,657,485	1,548,506
Depreciation	398,581	442,424
Amortization of goodwill	—	1,348,668
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	733,278	684,663
Other general and administrative expenses	1,978,170	2,222,839

Total operating costs and expenses	7,542,837	9,107,114
Loss from operations	(3,409,329)	(5,583,766)
Other income (expense):
Interest and other income	198,786	388,812
Interest and other expense	(29,252)	(12,758)

	169,534	376,054

Net loss	$(3,239,795)	$(5,207,712)

Net loss per share:
Basic and diluted net loss per share	$(0.16)	$(0.26)

Weighted average shares of common stock outstanding:
Basic and diluted	20,251,465	19,654,707

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2002	2001

Revenues, net of warrant expense of $-0- in 2002 and $940,855 in 2001	$7,668,366	$6,577,310
Operating costs and expenses:
Cost of revenues	3,389,699	2,801,614
Product development	2,226,036	2,487,559
Office consolidation charge	—	400,678
Sales and marketing	3,218,749	2,956,891
Depreciation	846,452	805,162
Amortization of goodwill	—	2,680,320
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	1,446,319	1,399,768
Other general and administrative expenses	3,627,741	3,595,501

Total operating costs and expenses	14,754,996	17,127,493
Loss from operations	(7,086,630)	(10,550,183)
Other income (expense):
Interest and other income	456,075	1,087,683
Write off of investment	—	(99,920)
Interest and other expense	(38,228)	(26,871)

	417,847	960,892

Loss before cumulative effect of a change in accounting principle	(6,668,783)	(9,589,291)
Cumulative effect of a change in accounting principle	(5,000,000)	—

Net loss	$(11,668,783)	$(9,589,291)

Net loss per share:
Basic and diluted loss before cumulative effect of a change in accounting principle	$(0.33)	$(0.48)
Cumulative effect of a change in accounting principle	(0.25)	—

Basic and diluted net loss per share	$(0.58)	$(0.48)

Weighted average shares of common stock outstanding:
Basic and diluted	20,223,723	19,811,171

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002

				Accumulated
				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity

Balance at December 31, 2001	20,372,542	$91,275,282	$(48,811,063)	$79,240	$42,543,459
Net loss	—	—	(11,668,783)		(11,668,783)
Unrealized loss on investments, net of tax	—	—	—	(92,505)	(92,505)

Comprehensive loss					30,782,171

Issuance of stock options to advisory boards	—	11,385	—	—	11,385
Issuance of common stock to Employee Stock Purchase Plan	35,770	38,005	—	—	38,005

Balance at June 30, 2002	20,408,312	$91,324,672	$(60,479,846)	$(13,265)	$30,831,561

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2002	2001

OPERATING ACTIVITIES:
Net loss	$(11,668,783)	$(9,589,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	846,452	805,162
Amortization of goodwill	—	2,680,320
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	1,446,319	1,399,768
Provision for doubtful accounts	205,000	—
Gain on WebMD renegotiation	—	(1,500,000)
Office consolidation charge	—	400,678
Noncash warrant expense	—	940,855
Issuance of stock options to advisory boards	11,385	57,319
Realized loss on investments	—	99,920
Cumulative effect of a change in accounting principle	5,000,000	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts and unbilled receivables	(611,177)	(479,117)
Restricted cash	(255,383)	401,912
Interest receivable	178,570	52,731
Prepaid development fees	155,512	(664,615)
Other prepaid expenses and other current assets	(4,825)	(678,639)
Other assets	37,291	(252,651)
Accounts payable	(276,932)	(94,520)
Accrued liabilities and compensation	28,577	(220,120)
Registration liabilities	167,129	(401,912)
Deferred revenue	632,846	(282,153)

Net cash used in operating activities	(4,108,019)	(7,324,353)

INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired	—	(328,988)
Proceeds from redemption and sale of investments in marketable securities	10,519,956	—
Purchase of investments in marketable securities	(9,173,167)	—
Issuance of note receivable – related party	—	(215,000)
Purchase of property and equipment	(407,929)	(633,022)

Net cash provided by (used in) investing activities	938,860	(1,177,010)

FINANCING ACTIVITIES:
Repurchase of common stock from WebMD	—	(1,981,444)
Issuance of common stock to Employee Stock Purchase Plan	38,005	56,956
Payments on capital lease obligations	(84,125)	(190,041)

Net cash used in financing activities	(46,120)	(2,114,529)

Net decrease in cash and cash equivalents	(3,215,279)	(10,615,892)
Cash and cash equivalents at beginning of period	4,747,434	19,830,572

Cash and cash equivalents at end of period	$1,532,155	$9,214,680

Total cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest at end of period	$22,425,960	$31,245,522

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Six Months Ended June 30,
	2002	2001

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$14,970	$14,113

Effects of acquisitions:
Estimated fair value of assets acquired	$—	$5,000
Purchase price in excess of net assets acquired	—	1,036,491
Estimated fair value of liabilities assumed	—	(412,317)
Stock issued	—	(300,186)

Cash paid	$—	$328,988

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Services to healthcare organizations and professionals include offerings of our Internet-based e-learning products, licensing, maintenance and support of our installed learning management products, content subscriptions, custom content development, and a variety of online and enduring products. Services provided to pharmaceutical and medical device companies include live event, development, coordination and registration services, Web cast events, online development and training, and other education and training services.

In 2001, we began producing discrete financial information under two reportable segments — healthcare organizations and professionals (“HCO”) and pharmaceutical and medical device companies (“PMD”), and accordingly, resource allocation decisions and performance assessments began to be made based on the discrete financial information for these segments (See Note 5).

2.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” (“Statement 141”) and No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. We adopted Statement 141 effective July 1, 2001. The adoption of Statement 141 did not have a significant effect on our consolidated financial position or results of operations.

We adopted Statement 142 effective January 1, 2002. Statement 142 provides for the elimination of amortization of intangible assets that have indefinite lives, such as goodwill, as well as a modification of the approach and timing for evaluating impairment of intangible assets. See Notes 6 and 7 to the condensed consolidated financial statements for a discussion of the impact of this Statement on our consolidated financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“Statement 144”). Statement 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement 144 supersedes Statement 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” We adopted Statement 144 effective January 1, 2002 and it did not have an effect on our consolidated financial position or results of operations.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“Statement 146”). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We plan to adopt Statement 146 effective July 1, 2002 and do not expect adoption to have a material effect on our financial position or results from operations.

3.     MERGERS AND ACQUISITIONS

de’MEDICI Systems. On January 26, 2001, we acquired substantially all of the assets of de’MEDICI Systems (“de’MEDICI”), a business unit of Lippincott Williams & Wilkins, Inc., for approximately $330,000 in cash and 181,250 shares of our common stock. de’MEDICI provided computer based education and training to over 230 hospitals and healthcare organizations. The acquisition was accounted for as a purchase business combination. Identifiable intangible assets acquired consisted of customer lists and trade name of $0.4 million and $0.1 million, respectively, and are being amortized on a straight-line basis over three years. We also acquired goodwill of approximately $0.6 million.

Since the pro forma impact of the de’MEDICI acquisition is not material to the results presented for 2001, no pro forma disclosures are presented.

4.     NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, and escrowed or restricted shares are included in diluted net loss per share only when these shares are dilutive. The total number of shares excluded from the calculations of dilutive loss per share was approximately 3,500,000 and 5,800,000 at June 30, 2002 and June 30, 2001, respectively.

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

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     BUSINESS SEGMENTS (continued)

The following is our business segment information as of and for the three and six month periods ended June 30, 2002 and 2001. We measure segment performance based on the operating loss before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and substantially all depreciation. Segment assets for HCO were reduced by $5.0 million as a result of applying new accounting rules (See Note 6). There have been no other significant changes in segment assets for HCO or PMD since December 31, 2001.

	Three months ended

	June 30, 2002	June 30, 2001

Revenues
HCO, net of warrant expense of $-0- in 2002 and $504,803 in 2001	$2,372,748	$2,001,502
PMD	1,760,760	1,521,846

Total net revenue	$4,133,508	$3,523,348

Loss from operations
HCO	$(1,360,425)	$(3,331,769)
PMD	(224,963)	(114,693)
Unallocated *	(1,823,941)	(2,137,304)

Total loss from operations	$(3,409,329)	$(5,583,766)

	Six months ended

	June 30, 2002	June 30, 2001

Revenues
HCO, net of warrant expense of $-0- in 2002 and $940,855 in 2001	$4,510,406	$3,698,458
PMD	3,157,960	2,878,852

Total net revenue	$7,668,366	$6,577,310

Loss from operations
HCO	$(2,628,071)	$(6,750,739)
PMD	(731,094)	(478,653)
Unallocated *	(3,727,465)	(3,320,791)

Total loss from operations	$(7,086,630)	$(10,550,183)

* Unallocated items include certain unallocated corporate expenses, which are not currently used in measuring segment                      performance.

Total loss from operations for the three and six months ended June 30, 2001 includes goodwill amortization of $1,237,326 and $2,491,668, respectively for HCO and $94,326 and $188,652, respectively for PMD. Effective January 1, 2002, goodwill amortization is no longer permitted as a result of adopting new accounting rules (See Note 6). The unallocated loss from operations for the six months ended June 30, 2001 includes the one time gain of $1.5 million associated with the renegotiation of our agreement with WebMD Corporation, formerly Healtheon/WebMD Corporation (See Note 8).

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     GOODWILL

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). We adopted Statement 142 effective January 1, 2002. Statement 142 no longer permits amortization of goodwill and intangible assets that have indefinite lives over a set period. Statement 142 modifies the approach and timing for evaluating impairment of intangible assets, and also requires that goodwill be tested for impairment annually using a fair value method. In the year of adoption, Statement 142 requires a transitional goodwill impairment evaluation be performed, which is comprised of a two-step process. The first step is a screen for potential impairment, while the second step measures the amount, if any, of impairment.

During the second quarter of 2002, we completed the transitional goodwill impairment evaluation required by Statement 142. In performing the impairment evaluation, we estimated the fair value of our reporting units using a discounted cash flows model. Upon completion of step one, our analysis indicated that goodwill for the HCO reporting unit was impaired as of January 1, 2002. As required by the Statement, if step one results in an impairment, step two must be performed in order to measure the amount of impairment. The second step compares the implied fair value of the affected reporting unit’s goodwill to its carrying value. We determined the implied fair value of HCO’s goodwill by allocating its fair value, as determined in step one, to its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The transitional impairment loss recognized for the HCO reporting unit totaled approximately $5.0 million, and has been recorded as a cumulative effect of a change in accounting principle in our statement of operations as of January 1, 2002.

The technique used to determine the fair value of our reporting units is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges, which could adversely impact our operating results for the period in which such a determination is made.

A reconciliation of the net loss and net loss per share information for the three and six months ended June 30, 2002 and 2001, adjusted for the provisions of Statement 142, net of the related income tax effect, follows:

	Three months ended

	June 30, 2002	June 30, 2001

Reported net loss	$(3,239,795)	$(5,207,712)
Adjusted for amortization of goodwill	—	1,348,668

Adjusted net loss	$(3,239,795)	$(3,859,044)

Basic and diluted net loss per share:
Reported net loss per share – basic and diluted	$(0.16)	$(0.26)
Adjusted for amortization of goodwill	—	0.07

Adjusted net loss per share – basic and diluted	$(0.16)	$(0.19)

	Six months ended

	June 30, 2002	June 30, 2001

Reported net loss	$(11,668,783)	$(9,589,291)
Adjusted for amortization of goodwill	—	2,680,320
Adjusted for cumulative effect of a change in accounting principle	5,000,000	—

Adjusted net loss	$(6,668,783)	$(6,908,971)

Basic and diluted net loss per share:
Reported net loss per share – basic and diluted	$(0.58)	$(0.48)
Adjusted for amortization of goodwill	—	0.13
Adjusted for cumulative effect of a change in accounting principle	0.25	—

Adjusted net loss per share – basic and diluted	$(0.33)	$(0.35)

The pro forma presentation above does not exclude the impact of the one time gain on renegotiation of the WebMD agreement during the six months ended June 30, 2001 (See Note 8).

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     GOODWILL (continued)

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

	HCO	PMD	Total

Balance at January 1, 2002	$6,982,961	$1,323,727	$8,306,688
Transitional impairment loss	(5,000,000)	—	(5,000,000)

Balance at June 30, 2002	$1,982,961	$1,323,727	$3,306,688

7.     INTANGIBLE ASSETS

All intangible assets have been evaluated in accordance with Statement 142 and are considered to have finite useful lives. The intangibles are being amortized over their original useful lives, ranging from one to five years. Amortization of intangible assets was approximately $479,000 and $958,000 for the three and six months ended June 30, 2002 and approximately $538,000 and $1,071,000 for the three and six months ended June 30, 2001.

Identifiable intangible assets are comprised of the following:

		As of June 30, 2002			As of December 31, 2001

		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net

Content	$3,500,000	$(1,794,444)	$1,705,556	$3,500,000	$(1,311,111)	$2,188,889
Customer lists	2,940,000	(2,162,221)	777,779	2,940,000	(1,712,221)	1,227,779
Other	422,142	(297,154)	124,988	422,142	(272,343)	149,799

Total	$6,862,142	$(4,253,819)	$2,608,323	$6,862,142	$(3,295,675)	$3,566,467

Estimated amortization expense for the periods and years ending December 31, is as follows:

July 1, 2002 through December 31, 2002	$958,069
2003	1,139,824
2004	343,990
2005	166,440
2006	—

Total	$2,608,323

8.     RELATIONSHIP WITH WEBMD

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

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     RELATIONSHIP WITH WEBMD (continued)

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

9.     OFFICE CONSOLIDATION CHARGE

During the three months ended June 30, 2001, we recorded a non recurring office consolidation charge of $400,678 resulting from the consolidation of offices and corporate functions. The charge consisted of lease obligations of approximately $245,000 and impairment of certain fixed assets of approximately $155,000.

10.     CONTINGENCIES

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

We are subject to various legal proceedings and claims that may arise in the ordinary course of our business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect our financial position, results of operations, or liquidity.

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

The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:

•	our limited operating history;

•	variability and length of our sales cycle and our product mix;

•	our ability to attract new customers and to transition customers of our installed learning management products to our Internet-based e-learning products;

•	our history of losses and expectations of continued losses;

•	our ability to manage growth;

•	successful implementation of our operating and growth strategy;

•	fluctuations in quarterly operating results caused by a variety of factors including the timing of sales and development contracts as well as the adoption of the Internet as a tool for online training and continuing education in the healthcare industry;

•	our ability to successfully establish and maintain new and existing relationships with customers and content partners; and

•	global and/or regional economic factors and potential changes in laws and regulations, including, without limitation, changes in federal, state and international laws regulating education, training and Internet transactions.

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

Revenues from the healthcare organization and professionals business unit (“HCO”) are derived from the following categories: provision of services through our Internet-based e-learning products, licensing, maintenance and support of our installed learning management products, content subscriptions, custom content development, and a variety of online and enduring products. Revenues from the pharmaceutical and medical device business unit (“PMD”) are derived from live event development, coordination, and registration services, Web cast events, online development and training, and other educational and training services.

For additional information concerning revenue recognition, please see the discussion outlined under heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Critical Accounting Policies” and Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Except for applying the new accounting rules for goodwill and intangible assets, there have been no changes in our critical accounting policies or the application of such policies since December 31, 2001.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” (“Statement 141”) and No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. We adopted Statement 141 effective July 1, 2001. The adoption of Statement 141 did not have a significant effect on our consolidated financial position or results of operations.

We adopted Statement 142 effective January 1, 2002. Statement 142 provides for the elimination of amortization of intangible assets that have indefinite lives, such as goodwill, as well as a modification of the approach and timing for evaluating impairment of intangible assets. See Notes 6 and 7 to the condensed consolidated financial statements for a discussion of the impact of this Statement on our consolidated financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“Statement 144”). Statement 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement 144 supersedes Statement 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” We adopted Statement 144 effective January 1, 2002 and it did not have an effect on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“Statement 146”). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We plan to adopt Statement 146 effective July 1, 2002 and do not expect adoption to have a material effect on our financial position or results from operations.

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

On January 5, 2001, we terminated our prior agreement with WebMD and entered into a new business arrangement. Under the new, non-exclusive three-year agreement, we are a preferred provider of continuing medical education, continuing education and board preparation courses for WebMD’s professional portal. Under this new arrangement, financial consideration is based entirely on revenues generated from the sale of our services to WebMD’s professional portal customers. The arrangement also terminated the lock-up agreement related to 1.1 million shares of our common stock that WebMD purchased in a private offering just prior to our IPO. In connection with this termination, we gave WebMD the right to sell the shares back to us at any time through March 30, 2001. On February 8, 2001, WebMD exercised its right to sell the 1.1 million shares of our common stock back to us at $1.7833 per share. We reacquired the shares on February 16, 2001. In connection with the termination of the prior WebMD agreement, we recognized a gain of $1.5 million representing the reversal of the scheduled $1.5 million fixed payment, which was accrued during the quarter ended September 30, 2000. During the three and six month periods ended June 30, 2001, we amortized $504,803 and $940,855, respectively, of warrant expense as a reduction of revenues. There was no corresponding reduction in the three or six month periods ended June 30, 2002.

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

We expect to continue to generate revenues by marketing our Internet-based products and services to healthcare workers through healthcare organizations. We expect that the portion of our revenues related to services provided via our Internet-based e-learning products will increase. Specifically, we will seek to generate revenues from healthcare workers by marketing to their employers or sponsoring organizations. The transaction fees for courseware resulting from this marketing may either be paid by the employer or sponsoring organization or, in the case of healthcare professionals, may be billed directly to the individual. Our Internet-based e-

learning model allows us to host our system in a central data center, therefore eliminating the need for costly onsite installations of our software. Under the Internet-based e-learning model, revenues are generated by charging for use of our courseware on a subscription basis. In addition, we will continue to sell services on our Web site on a transaction basis.

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

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles and amortization of content, license fees, prepaid compensation and royalties paid to content providers that are of a fixed nature.

Other Income/Expense. The primary component of other expense is interest expense related to capital and other lease obligations. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments in marketable securities.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues. Revenues increased approximately $0.6 million, or 17%, from $3.5 million for the three months ended June 30, 2001 to $4.1 million for the three months ended June 30, 2002. Revenues for 2002 consisted of $2.4 million for HCO and $1.7 million for PMD. In 2001, revenues consisted of $2.0 million for HCO and $1.5 million for PMD. The increase in HCO revenues over 2001 related primarily to $0.5 million resulting from the cancellation of a warrant to purchase our common stock previously held by HCA, which eliminated the amortization of the warrant value against revenues. During the three months ended June 30, 2002, the mix in revenues for HCO changed as compared to the three months ended June 30, 2001, as revenues from our Internet-based e-learning products increased $0.6 million and sales of content subscriptions increased $0.1 million. These revenue changes were offset by declines in HCO revenues of $0.7 million in sales of licenses and maintenance fees associated with the installed learning management products consistent with our strategy to transition these customers to our Internet-based e-learning products and $0.1 million in content development services. Our Internet-based e-learning network represented approximately 40% of revenues for the three months ended June 30, 2002 as compared to 24% of revenues for the three months ended June 30, 2001. The increase in PMD revenues was driven by a $0.3 million increase in event development, coordination, and registration services and a $0.1 million increase in online development revenues. These increases were partially offset by a $0.2 million decline in Web cast revenues. We expect Web cast revenues to continue to decline for the remainder of the year.

Cost of Revenues. Cost of revenues increased approximately $0.4 million, or 32.6%, from $1.2 million for the three months ended June 30, 2001 to $1.6 million for the three months ended June 30, 2002. The increase resulted primarily from additional costs associated with delivering products and services to our pharmaceutical and medical device customers, such as personnel expenses, travel, contract labor, and materials. Cost of revenues as a percentage of revenues increased to 37.7% of revenues for the three months ended June 30, 2002 from 33.3% of revenues for the three months ended June 30, 2001, primarily as a result of the increased costs associated with delivering products and services to our pharmaceutical and medical device customers. Cost of goods for HCO approximated 18.9% and 29.2% of revenues for the three months ended June 30, 2002 and 2001, respectively. This percentage decreased in 2002 as a result of increased revenues and changes in revenue components discussed above. Cost of goods for PMD approximated 58.2% and 37.1% of revenues for the three months ended June 30, 2002 and 2001, respectively. This percentage increased in 2002 due to additional personnel expenses and other direct costs associated with our event development, coordination, and registration services and a redesignation of certain personnel expenses and other direct costs associated with online development services as a cost of revenues, which were previously designated as product development costs in 2001.

Product Development. Product development expenses decreased approximately $0.1 million, or 5.2%, from $1.3 million for the three months ended June 30, 2001 to $1.2 million for the three months ended June 30, 2002. While product development expenses were comparable between periods, we have increased our focus on the development of new products in 2002, and reduced our focus on the development, maintenance, and support of our installed learning management products and certain content. Product development expenses as a percentage of revenues decreased from 36.5% of revenues for the three months ended June 30, 2001 to 29.5% of revenues for the three months ended June 30, 2002. The decrease as a percentage of revenues is primarily due to the increase in revenues over the prior year. Product development expenses for HCO increased approximately $0.2 million, and approximated 34.8% and 32.0% of revenues or the three months ended June 30, 2002 and 2001, respectively. Product development expenses for PMD decreased approximately $0.1 million, and approximated 10.4% and 17.7% of revenues for the three months ended June 30, 2002 and 2001, respectively. The percentage decreased for PMD in 2002 due to a redesignation of certain personnel expenses and other direct costs associated with the development of content as a cost of revenues. Product development expenses for PMD in 2002 are associated with the development of new products.

Office Consolidation Charge. During the three months ended June 30, 2001, we recorded a non recurring office consolidation charge of $0.4 million as a result of consolidating offices and corporate functions. The charge consisted of lease obligations of approximately $0.2 million and impairment of certain fixed assets of approximately $0.2 million.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, increased approximately $0.1 million, or 7.0%, to $1.7 million for the three months ended June 30, 2002 from $1.6 million for the three months ended June 30, 2001. The increase is a result of additional commissions associated with higher new contract values during the three months ended June 30, 2002 compared to the same period for 2001. This increase was partially offset by a reduction in travel expenses. Sales and marketing expenses for HCO approximated 51.1% and 60.2% of revenues for the three months ended June 30, 2002 and 2001, respectively. The percentage decreased for HCO in 2002 due to increased revenues. Sales and marketing expenses for PMD approximated 23.5% and 22.6% of revenues for the three months ended June 30, 2002 and 2001, respectively. Although the percentage was comparable between periods, PMD sales personnel earned additional commissions associated with increases in new contract value during the three months ended June 30, 2002 when compared to the same period for 2001.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.2 million, or 11.0%, from $2.2 million for the three months ended June 30, 2001 to $2.0 million for the three months ended June 30, 2002. The decrease is primarily a result of consolidation of offices and corporate functions. Other general and administrative expenses for HCO approximated 26.5% and 35.6% of revenues for the three months ended June 30, 2002 and 2001, respectively. The percentage decreased for HCO in 2002 due to increased revenues and to a lesser extent, the consolidation of offices. Other general and administrative expenses for PMD increased slightly in 2002, and were approximately 14.0% and 14.2% of revenues for the three months ended June 30, 2002 and 2001, respectively. Other general and administrative expenses for our unallocated corporate functions decreased $0.2 million, or 14.8%, from $1.3 million for the three months ended June 30, 2001 to $1.1 million for the three months ended June 30, 2002. The decrease is primarily a result of the consolidation of offices and corporate functions.

Depreciation and Amortization. Depreciation and amortization decreased by approximately $1.4 million, or 54.3%, from $2.5 million for the three months ended June 30, 2001 to approximately $1.1 million for the three months ended June 30, 2002. The decrease is attributable to the non amortization of goodwill, which resulted from the implementation of new accounting standards. As discussed in Note 6 to the Condensed Consolidated Financial Statements, pro forma net loss and pro forma net loss per share, adjusted for the elimination of goodwill amortization, resulted in a decrease of approximately $1.3 million for the net loss or $0.07 per share for the three months ended June 30, 2001.

Other Income/Expense. Other income and expense decreased $0.2 million, from approximately $0.4 million for the three months ended June 30, 2001 to approximately $0.2 million for the three months ended June 30, 2002 related to a reduction in interest income associated with our investments in marketable securities.

Net Loss. Net loss decreased $2.0 million from $5.2 million for the three months ended June 30, 2001 to $3.2 million for the three months ended June 30, 2002 due to the factors described above. Pro forma net loss, adjusted for the elimination of goodwill amortization, decreased approximately $0.6 million, or 11.9%, from $3.8 million for the three months ended June 30, 2001 to $3.2 million for the three months ended June 30, 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues. Revenues increased approximately $1.1 million, or 16.6%, from $6.6 million for the three months ended June 30, 2001 to $7.7 million for the six months ended June 30, 2002. Revenues for 2002 consisted of $4.5 million for HCO and $3.2 million for PMD. In 2001, revenues consisted of $3.7 million for HCO and $2.9 million for PMD. The increase in HCO revenues over 2001 related primarily to $0.9 million resulting from the cancellation of a warrant to purchase our common stock previously held by HCA, which eliminated the amortization of the warrant value against revenues. During the six months ended June 30, 2002, the mix in revenues for HCO changed as compared to the six months ended June 30, 2001, as revenues from our Internet-based e-learning products increased $1.0 million, sales of content subscriptions increased $0.2 million, and training services increased $0.1 million. These increases were offset by declines in HCO revenues of $1.2 million in sales of licenses and maintenance fees associated with our installed learning management products and $0.2 million in content development revenues. The increase in PMD revenues over 2001 related primarily to $0.4 million for live event development, coordination, and registration services and $0.2 million for online development. These increases in PMD revenues were offset by declines of $0.3 million in Web cast revenues. We expect Web cast revenues to continue to decline for the remainder of the year.

Cost of Revenues. Cost of revenues increased approximately $0.6 million, or 21.0%, from $2.8 million for the six months ended June 30, 2001 to $3.4 million for the six months ended June 30, 2002. The increase resulted primarily from additional costs associated with delivering products and services to our pharmaceutical and medical device customers, such as personnel expenses, travel, contract labor, and materials. Cost of revenues as a percentage of revenues increased to 44.2% of revenues for the six months ended June 30, 2002 from 42.6% of revenues for the six months ended June 30, 2001. Cost of goods for HCO approximated 25.7% and 38.5% of revenues for the six months ended June 30, 2002 and 2001, respectively. The decrease as a percentage of revenues is a result of increased revenues and changes in revenue components discussed above. Cost of goods for PMD approximated 63.3% and 45.5% of revenues for the six months ended June 30, 2002 and 2001, respectively. This percentage increased in 2002 due to additional personnel expenses and other direct costs associated with our event development, coordination, and registration services and a redesignation of certain personnel expenses and other direct costs associated with online development services as a cost of revenues, which were previously designated as product development costs in 2001.

Product Development. Product development expenses decreased approximately $0.3 million, or 10.5%, from $2.5 million for the six months ended June 30, 2001 to $2.2 million for the six months ended June 30, 2002. The reduction in product development expenses is associated with our reduced focus on the development, maintenance, and support of our installed learning management products and certain content. Product development expenses as a percentage of revenues decreased to 29.0% of revenues for the six months ended June 30, 2002 compared to 37.8% of revenues for the six months ended June 30, 2001. The decrease as a percentage of revenues resulted from increased revenues and lower support costs associated with our installed learning management products and lower development costs associated with content and application maintenance. Product development expenses for HCO approximated 34.2% and 33.0% of revenues for the six months ended June 30, 2002 and 2001, respectively. Product development expenses for PMD approximated 9.4% and 17.0% for the six months ended June 30, 2002 and 2001, respectively. The percentage decreased for PMD due to a redesignation of certain personnel expenses and other direct costs associated with the development of content as a cost of revenues. Product development expenses for PMD in 2002 are associated with the development of new products.

Office Consolidation Charge. During the six months ended June 30, 2001, we recorded a non recurring office consolidation charge of $0.4 million as a result of consolidating offices and corporate functions. The charge consisted of lease obligations of approximately $0.2 million and impairment of certain fixed assets of approximately $0.2 million.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, increased approximately $0.3 million, or 8.9%, to $3.2 million for the six months ended June 30, 2002 from $2.9 million for the six months ended June 30, 2001. The increase is a result of additional commissions associated with higher new contract values for the six months ended June 30, 2002 when compared to the same period in 2001. Sales and marketing expenses as a percentage of revenues decreased from 45.0% for the six months ended June 30, 2001 to 42.0% for the six months ended June 30, 2002, as a result of increased revenues. Sales and marketing expenses for HCO approximated 51.4% and 63.3% of revenues for the six months ended June 30, 2002 and 2001, respectively. The percentage decreased for HCO during 2002 due to increased revenues. Sales and marketing expenses for PMD approximated 27.5% and 21.0% of revenues for the six months ended June 30, 2002 and 2001, respectively. The percentage increased for PMD during 2002 due to additional commissions associated with higher new contract value during the six months ended June 30, 2002 compared to the same period for 2001.

Other General and Administrative Expenses. Other general and administrative expenses were approximately $3.6 million for the six months ended June 30, 2002 and 2001. Excluding the one-time gain of $1.5 million on the renegotiation of the WebMD agreement during the six months ended June 30, 2001, other general and administrative expenses decreased approximately $1.5 million, or 28.8%, as a result of consolidation of offices and corporate functions. Other general and administrative expenses as a percentage of revenues approximated 47.3% and 54.7% of revenues for the six months ended June 30, 2002 and 2001, respectively. Other general and administrative expenses for HCO decreased $0.5 million and approximated 20.3% and 39.5% of revenues for the six months ended June 30, 2002 and 2001, respectively. The percentage decreased as a result of increased revenues and lower expenses associated with the consolidation of offices. Other general and administrative expenses for PMD approximated 15.5% and 16.1% of revenues for the six months ended June 30, 2002 and 2001, respectively. Other general and administrative expenses for our unallocated corporate functions, excluding the one-time gain of $1.5 million on the renegotiation of the WebMD agreement, decreased $1.0 million, or 29.8%, from $3.2 million for the six months ended June 30, 2001 to $2.2 million for the six months ended June 30, 2002. The decrease is primarily a result of the consolidation of offices and corporate functions.

Depreciation and Amortization. Depreciation and amortization decreased by approximately $2.6 million, or 53.1%, from $4.9 million for the six months ended June 30, 2001 to approximately $2.3 million for the six months ended June 30, 2002. The decrease is attributable to the non amortization of goodwill, which resulted from the implementation of new accounting standards. As discussed in Note 6 to the Condensed Consolidated Financial Statements, pro forma net loss and pro forma net loss per share, adjusted for the elimination of goodwill amortization, resulted in a decrease of approximately $2.7 million for the net loss or $0.13 per share for the six months ended June 30, 2001.

Other Income/Expense. Other income and expense decreased $0.6 million, from approximately $1.0 million for the six months ended June 30, 2001 to approximately $0.4 million for the six months ended June 30, 2002 related to a reduction in interest income associated with our investments in marketable securities.

Cumulative effect of a change in accounting principle. We adopted SFAS No.142 “Goodwill and Intangible Assets” effective January 1, 2002. Under the transitional provisions of SFAS 142, we recorded a non-cash goodwill impairment charge associated with the HCO business unit of $5.0 million. The non-cash charge has been recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. See Note 6 to the Condensed Consolidated Financial Statements for additional information.

Net Loss. Net loss increased approximately $2.1 million, or 21.7%, from $9.6 million for the six months ended June 30, 2001 to $11.7 million for the six months ended June 30, 2002, primarily due to the change in accounting principle and other factors described above. Pro forma net loss, adjusted for elimination of goodwill amortization of $2.7 million and adjusted for the cumulative effect of a change in accounting principle of $5.0 million, decreased $0.2 million, or 3.5%, from $6.9 million for the six months ended June 30, 2001 to $6.7 million for the six months ended June 30, 2002.

Liquidity and Capital Resources

Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to a lesser extent, from revenues generated from the sale of our products and services.

Net cash used in operating activities was $4.1 million during the six months ended June 30, 2002 and $7.3 million during the six months ended June 30, 2001. Cash used in operating activities during the six months ended June 30, 2002 related to the net loss before the cumulative effect of a change in accounting principle of $6.7 million, increases in accounts and unbilled receivables, and restricted cash, and decreases in prepaid development and accounts payable. These operating uses of cash were offset by decreases in interest receivable, increases in registration liabilities and deferred revenue as well as depreciation and amortization. Cash used in operating activities during the six months ended June 30, 2001 related to the $9.6 million net loss, the non-cash gain on the WebMD renegotiation, increases in accounts and unbilled receivables, prepaid development, prepaid expenses and other current assets and decreases in accrued liabilities, registration liabilities, and deferred revenue. These operating uses of cash were offset by non-cash warrant expense, the office consolidation charge, depreciation and amortization as well as a decline in restricted cash.

Net cash provided by investing activities was $0.9 million during the six months ended June 30, 2002 while $1.2 million of cash was used in investing activities during the six months ended June 30, 2001. Cash provided by investing activities during the six months ended June 30, 2002 related to the excess of proceeds from the sale and maturities of investments over purchases of investments of $1.3 million, offset by $0.4 million for the purchase of property and equipment. During the six months ended June 30, 2001, cash used in investing activities related to $0.3 million for the purchase of de’MEDICI Systems, $0.2 million from the issuance of a note receivable and the $0.6 million for the purchase of property and equipment.

Cash used in financing activities was $0.1 million for the six months ended June 30, 2002 and $2.1 million for the six months ended June 30, 2001. Cash used in financing activities related to payments under capital lease obligations offset by proceeds from the issuance of common stock to our Employee Stock Purchase Plan. Cash used in financing activities during the six months ended June 30, 2001 related to $2.0 million for the repurchase of common stock from WebMD.

As of June 30, 2002 our primary source of liquidity was $22.4 million of cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of July 31, 2002 we had cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable of approximately $21.7 million.

We believe that our existing cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable will be sufficient to meet anticipated cash needs for working capital, new product development, capital expenditures and acquisitions for at least the next 12 months. Our growth strategy may also include acquiring companies that complement our products and services. We anticipate that these acquisitions, if any, will be effected through a combination of issuance of our common stock and cash consideration. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on acceptable terms could harm our business, results of operations and financial condition.

Commitments and Contingencies

In connection with our October 2001 agreement with HCA, HCA will pay us minimum revenues of $12.0 million over the four-year term of the agreement.

We also expect to incur additional product development costs, some of which will be capitalized, as we continue investing in the development of new products. We expect that our capital expenditures will be approximately $0.9 to $1.2 million for the remainder of 2002.

Our strategic alliances have typically provided for payments to distribution, content and development partners based on revenues, and we expect to continue similar arrangements in the future. In addition, our lease obligations for the remainder of 2002 through the end of 2006 total approximately $1.9 million.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk from changes in interest rates, and to a lesser degree, we are exposed to foreign currency exchange rate risk on certain transactions with our Canadian customers. We do not have any commodity price risk. As of June 30, 2002, we had no outstanding indebtedness other than approximately $160,000 of capital lease arrangements. Accordingly, we are not exposed to significant market risk. We are exposed to market risk with respect to the cash and cash equivalents and marketable securities that we invest. At July 31, 2002, we had approximately $21.7 million of cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest that were invested in a combination of short and long-term investments. At this investment level, a hypothetical 10% decrease in the interest rate would decrease interest income and increase net loss on an annualized basis by approximately $217,000. At June 30, 2002, the average maturity for our investment portfolio approximated thirteen months.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On May 31, 2002, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons to serve as Class II directors to serve until the Annual Meeting of Shareholders in 2005 and until such time as their respective successors are duly elected and qualified with the number of votes cast for, against or withheld as set forth opposite their names:

	Votes

		Withheld
Nominee	For	Authority

Linda Rebrovick	14,925,208	609,752
Jeffrey L. McLaren	14,923,945	611,015
John H. Dayani	14,924,858	610,102
Frank Gordon	14,922,408	612,552

The shareholders of the Company ratified that Ernst & Young LLP will audit the Company’s consolidated financial statements for 2002 with the following number of votes cast for, against or abstaining:

Votes

For	Against	Abstain

15,502,092	1,511	31,357

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC

By: /s/ Arthur E. Newman Arthur E. Newman Chief Financial Officer August 14, 2002