Form 10-Q/A
period 2002-06-30
HEALTHSTREAM INC
filed 2002-08-15
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to FORM 10-Q)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

As of August 13, 2002, 20,408,312 shares of the Registrant’s common stock were outstanding.

Explanatory Note

This amendment of the HealthStream, Inc. Form 10-Q for the quarter ended June 30, 2002, includes the certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The certifications were signed and delivered to the Securities and Exchange Commission via EDGAR as separate correspondence on August 14, 2002. The certifications were intended to be filed as exhibits to the Form 10-Q, rather than as separate correspondence. This amendment is to file the certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit 99.1 and Exhibit 99.2 to the Form 10-Q for the quarter ended June 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

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

HEALTHSTREAM, INC.

By:	/s/ Arthur E. Newman Arthur E. Newman Chief Financial Officer August 15, 2002

EXHIBIT INDEX

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002