Form 10-Q
period 2002-09-30
HEALTHSTREAM INC
filed 2002-11-12
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]      No [X]

As of November 11, 2002, 20,322,687 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,989,424	$4,747,434
Investments in short term marketable securities	5,915,740	12,701,086
Restricted cash	569,113	520,184
Interest receivable	350,388	537,585
Accounts receivable, net of allowance for doubtful accounts of $270,000 at September 30, 2002 and $288,000 at December 31, 2001, respectively	4,367,072	3,776,635
Accounts receivable — unbilled	190,146	566,069
Prepaid development fees, net of amortization	482,641	1,030,843
Other prepaid expenses and other current assets	540,275	649,543

Total current assets	17,404,799	24,529,379
Property and equipment:
Furniture and fixtures	934,606	990,992
Equipment	4,268,216	4,566,342
Leasehold improvements	1,237,275	1,111,360

	6,440,097	6,668,694
Less accumulated depreciation and amortization	(3,471,680)	(2,974,347)

	2,968,417	3,694,347
Goodwill	3,306,688	8,306,688
Intangible assets, net of accumulated amortization of $4,732,892 at September 30, 2002 and $3,295,675 at December 31, 2001, respectively	2,129,250	3,566,467
Investments in marketable securities	9,307,340	8,709,003
Notes receivable – related party	233,003	215,000
Other assets	201,089	225,760

Total assets	$35,550,586	$49,246,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$780,048	$889,254
Accrued liabilities	1,056,969	943,616
Accrued compensation and related expenses	840,291	717,200
Registration liabilities	631,240	633,788
Deferred revenue	3,662,449	3,273,825
Current portion of capital lease obligations	78,330	126,733

Total current liabilities	7,049,327	6,584,416
Capital lease obligations, less current portion	55,291	118,769
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 20,322,687 and 20,372,542 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	91,217,641	91,275,282
Accumulated other comprehensive income	89,363	79,240
Accumulated deficit	(62,861,036)	(48,811,063)

Total shareholders’ equity	28,445,968	42,543,459

Total liabilities and shareholders’ equity	$35,550,586	$49,246,644

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended, September 30,

	2002	2001

Revenues, net of warrant expense of $-0- in 2002 and $549,077 in 2001	$4,058,407	$3,077,708
Operating costs and expenses:
Cost of revenues	1,349,443	1,280,563
Product development	1,212,022	1,263,250
Sales and marketing	1,479,632	1,422,508
Depreciation	395,163	464,833
Amortization of goodwill	—	1,348,356
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	685,148	714,731
Other general and administrative expenses	1,488,524	1,766,680

Total operating costs and expenses	6,609,932	8,260,921
Loss from operations	(2,551,525)	(5,183,213)
Other income (expense):
Interest and other income	182,629	403,664
Interest and other expense	(12,294)	(9,111)

	170,335	394,553

Net loss	$(2,381,190)	$(4,788,660)

Net loss per share:
Basic and diluted net loss per share	$(0.12)	$(0.24)

Weighted average shares of common stock outstanding:
Basic and diluted	20,290,435	19,846,341

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended, September 30,

	2002	2001

Revenues, net of warrant expense of $-0- in 2002 and $1,489,933 in 2001	$11,726,773	$9,655,142
Operating costs and expenses:
Cost of revenues	4,739,142	4,082,177
Product development	3,438,059	3,750,839
Office consolidation charge	—	400,678
Sales and marketing	4,698,381	4,379,399
Depreciation	1,241,616	1,269,995
Amortization of goodwill	—	4,028,676
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	2,131,469	2,114,495
Other general and administrative expenses	5,116,261	5,362,279

Total operating costs and expenses	21,364,928	25,388,538
Loss from operations	(9,638,155)	(15,733,396)
Other income (expense):
Interest and other income	638,704	1,491,347
Write-off of investment	—	(99,920)
Interest and other expense	(50,522)	(35,982)

	588,182	1,355,445

Loss before cumulative effect of a change in accounting principle	(9,049,973)	(14,377,951)
Cumulative effect of a change in accounting principle	(5,000,000)	—

Net loss	$(14,049,973)	$(14,377,951)

Net loss per share:
Basic and diluted net loss before cumulative effect of a change in accounting principle	$(0.45)	$(0.73)
Cumulative effect of a change in accounting principle	(0.25)	—

Basic and diluted net loss per share	$(0.70)	$(0.73)

Weighted average shares of common stock outstanding:
Basic and diluted	20,245,961	19,822,894

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

	Common Stock			Other	Total
			Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Deficit	Income	Equity

Balance at December 31, 2001	20,372,542	$91,275,282	$(48,811,063)	$79,240	$42,543,459

Net loss			(14,049,973)		(14,049,973)
Unrealized gain on investments, net of tax				10,123	10,123

Comprehensive loss					(14,039,850)

Issuance of stock options to advisory boards	—	11,385	—	—	11,385
Issuance of common stock to Employee Stock Purchase Plan	35,770	38,005	—	—	38,005
Retirement of common stock in connection with EMInet escrow resolution	(85,625)	(107,031)	—	—	(107,031)

Balance at September 30, 2002	20,322,687	$91,217,641	$(62,861,036)	$89,363	$28,445,968

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(14,049,973)	$(14,377,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,241,616	1,269,995
Amortization of goodwill	—	4,028,676
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	2,131,469	2,114,495
Provision for doubtful accounts	265,000	87,000
Gain on WebMD renegotiation	—	(1,500,000)
Office consolidation charge	—	400,678
Noncash warrant expense	—	1,489,933
Issuance of stock options to advisory boards	11,385	57,319
Realized loss on disposal of property & equipment	15,040	—
Realized loss on investments	—	99,920
Cumulative effect of a change in accounting principle	5,000,000	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts and unbilled receivables	(537,743)	(357,078)
Restricted cash	(48,929)	261,501
Interest receivable	187,197	(40,087)
Prepaid development fees	21,719	(1,173,694)
Other prepaid expenses and other current assets	(5,625)	(530,110)
Other assets	231,606	256,541
Accounts payable	(109,206)	(135,225)
Accrued liabilities and compensation	236,444	(473,870)
Registration liabilities	(2,548)	(261,501)
Deferred revenue	388,624	(139,713)

Net cash used in operating activities	(5,023,924)	(8,923,171)
INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired	—	(328,988)
Proceeds from maturities and sale of investments in marketable securities	15,568,334	2,733,727
Purchase of investments in marketable securities	(9,697,817)	(3,518,553)
Issuance of note receivable – related party	—	(215,000)
Repayments on note receivable	—	128,119
Purchase of property and equipment	(530,727)	(997,050)

Net cash provided by (used in) investing activities	5,339,790	(2,197,745)
FINANCING ACTIVITIES:
Repurchase of common stock from WebMD	—	(1,981,444)
Issuance of common stock to Employee Stock Purchase Plan	38,005	56,956
Proceeds from exercise of stock options	—	10,557
Payments on capital lease obligations	(111,881)	(265,909)

Net cash used in financing activities	(73,876)	(2,179,840)

Net increase (decrease) in cash and cash equivalents	241,990	(13,300,756)
Cash and cash equivalents at beginning of period	4,747,434	19,830,572

Cash and cash equivalents at end of period	$4,989,424	$6,529,816

Total cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest at end of period	$21,132,005	$29,061,979

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

	Nine Months Ended September 30,

	2002	2001

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$22,212	$14,113

Capital lease obligations incurred	$—	$83,679

Effects of acquisitions:
Estimated fair value of assets acquired	$—	$5,000
Purchase price in excess of net assets acquired	—	1,036,491
Estimated fair value of liabilities assumed	—	(412,317)
Stock issued	—	(300,186)

Cash paid	$—	$328,988

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

During 2001, we began organizing the business along two segments: 1) services provided to healthcare organizations and professionals (“HCO”), and 2) services provided to pharmaceutical and medical device companies (“PMD”). Accordingly, we began tracking financial information on a more detailed basis for these segments and resource allocation decisions and performance assessments began to be made based on the discrete financial information for these segments (See Note 5).

Services to healthcare organizations and professionals include offerings of our Internet-based learning products, licensing, maintenance and support of our installed learning management products, content subscriptions, custom content development, and a variety of online and enduring products. Services provided to pharmaceutical and medical device companies include live event, development, coordination and registration services, Web cast events, online development and training, and other education and training services.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” (“Statement 141”) and No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. We adopted Statement 141 effective July 1, 2001. The adoption of Statement 141 did not have a material effect on our consolidated financial position or results from operations.

We adopted Statement 142 effective January 1, 2002. Statement 142 provides for the elimination of amortization of intangible assets that have indefinite lives, such as goodwill, as well as a modification of the approach and timing for evaluating impairment of intangible assets. See Notes 6 and 7 to the condensed consolidated financial statements for a discussion of the impact of this Statement on our consolidated financial position and results from operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“Statement 144”). Statement 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement 144 supersedes Statement 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” We adopted Statement 144 effective January 1, 2002, and it did not have a material effect on our consolidated financial position or results from operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“Statement 146”). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We adopted Statement 146 effective July 1, 2002, and it did not have a material effect on our consolidated financial position or results from operations.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Since the pro forma impact of the de’MEDICI acquisition is not material to the results presented for 2001, no pro forma disclosures are presented in the accompanying condensed consolidated financial statements.

During the quarter ended September 30, 2002, certain stock held in escrow related to our purchase of EMInet, Inc. was distributed or otherwise retired. In connection with the resolution, 85,625 shares of our common stock were retired. The retirement was recorded based on the market value of the shares on the date of retirement.

4. NET LOSS PER SHARE

     Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, and escrowed or restricted shares are included in diluted net loss per share only when these shares are dilutive. The total number of potential common shares excluded from the calculations of diluted net loss per share, due to their anti-dilutive effect, was approximately 3,300,000 and 5,600,000 at September 30, 2002 and September 30, 2001, respectively.

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

The following is our business segment information as of and for the three and nine months ended September 30, 2002 and 2001. We measure segment performance based on the operating loss before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and substantially all depreciation. Segment assets for HCO were reduced by $5.0 million during 2002 as a result of applying new accounting rules for goodwill (See Note 6).

	Three months ended

	September 30, 2002	September 30, 2001

Revenues
HCO, net of warrant expense of $-0- in 2002 and $549,077 in 2001	$2,647,097	$1,812,401
PMD	1,411,310	1,265,307

Total net revenue	$4,058,407	$3,077,708
Loss from operations
HCO	$(520,874)	$(2,896,475)
PMD	(313,688)	(440,905)
Unallocated	(1,716,963)	(1,845,833)

Total loss from operations	$(2,551,525)	$(5,183,213)

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS SEGMENTS (continued)

	Nine months ended

	September 30, 2002	September 30, 2001

Revenues
HCO, net of warrant expense of $-0- in 2002 and $1,489,933 in 2001	$7,157,503	$5,510,983
PMD	4,569,270	4,144,159

Total net revenue	$11,726,773	$9,655,142

Loss from operations
HCO	$(3,184,127)	$(9,647,090)
PMD	(1,044,782)	(919,558)
Unallocated	(5,409,246)	(5,166,748)

Total loss from operations	$(9,638,155)	$(15,733,396)

	September 30,

	2002	2001

Segment assets
HCO *	$7,538,932	$17,604,596
PMD *	6,131,111	6,240,650
Unallocated	21,880,543	30,406,376

Total assets	$35,550,586	$54,251,622

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, property & equipment, and intangible assets. Investments in marketable securities are not allocated to individual segments.

Total loss from operations for the three and nine months ended September 30, 2001 includes goodwill amortization of $1,248,316 and $3,739,984, respectively for HCO and $100,040 and $288,692, respectively for PMD. Effective January 1, 2002, goodwill amortization was discontinued as a result of adopting new accounting standards (See Note 6). The unallocated loss from operations for the nine months ended September 30, 2001 includes the one time gain of $1.5 million associated with the renegotiation of our agreement with WebMD Corporation, formerly Healtheon/WebMD Corporation (See Note 8).

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

During the second quarter of 2002, we completed the transitional goodwill impairment evaluation required by Statement 142. In performing the impairment evaluation, we estimated the fair value of our reporting units using a discounted cash flows model. Upon completion of step one, our analysis indicated that goodwill for the HCO reporting unit was impaired as of January 1, 2002. As required by the Statement, if step one results in an impairment, step two must be performed in order to measure the amount of impairment. The second step compares the implied fair value of the affected reporting unit’s goodwill to its carrying value. We determined the implied fair value of HCO’s goodwill by allocating its fair value, as determined in step one, to its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The transitional impairment loss recognized for the HCO reporting unit totaled approximately $5.0 million, and was recorded as a cumulative effect of a change in accounting principle in our consolidated statement of operations as of January 1, 2002.

The technique used to determine the fair value of our reporting units is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges, which could adversely impact our operating results for the period in which such a determination is made. We will perform our annual impairment evaluation of goodwill during the fourth quarter of each year.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL (continued)

A reconciliation of the net loss and net loss per share information for the three and nine months ended September 30, 2002 and 2001, adjusted for the provisions of Statement 142, net of the related income tax effect, follows:

	Three months ended

	September 30,	September 30,
	2002	2001

Reported net loss	$(2,381,190)	$(4,788,660)
Adjusted for amortization of goodwill	—	1,348,356

Adjusted net loss	$(2,381,190)	$(3,440,304)

Basic and diluted net loss per share:
Reported net loss per share – basic and diluted	$(0.12)	$(0.24)
Adjusted for amortization of goodwill	—	0.07

Adjusted net loss per share – basic and diluted	$(0.12)	$(0.17)

	Nine months ended

	September 30,	September 30,
	2002	2001

Reported net loss	$(14,049,973)	$(14,377,951)
Adjusted for amortization of goodwill	—	4,028,676
Adjusted for cumulative effect of a change in accounting principle	5,000,000	—

Adjusted net loss	$(9,049,973)	$(10,349,275)

Basic and diluted net loss per share:
Reported net loss per share – basic and diluted	$(0.70)	$(0.73)
Adjusted for amortization of goodwill	—	0.20
Adjusted for cumulative effect of a change in accounting principle	0.25	—

Adjusted net loss per share – basic and diluted	$(0.45)	$(0.53)

The pro forma presentation above does not exclude the impact of the one time gain on renegotiation of the WebMD agreement during the nine months ended September 30, 2001 (See Note 8).

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

	HCO	PMD	Total

Balance at January 1, 2002	$6,982,961	$1,323,727	$8,306,688
Transitional impairment loss	(5,000,000)	—	(5,000,000)

Balance at September 30, 2002	$1,982,961	$1,323,727	$3,306,688

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS

All intangible assets have been evaluated in accordance with Statement 142 and are considered to have finite useful lives. The intangibles are being amortized over their original useful lives, ranging from one to five years. Amortization of intangible assets was approximately $479,000 and $1,437,000 for the three and nine months ended September 30, 2002 and approximately $530,000 and $1,601,000 for the three and nine months ended September 30, 2001.

Identifiable intangible assets are comprised of the following:

	As of September 30, 2002			As of December 31, 2001

		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net

Content	$3,500,000	$(2,036,112)	$1,463,888	$3,500,000	$(1,311,111)	$2,188,889
Customer lists	2,940,000	(2,387,221)	552,779	2,940,000	(1,712,221)	1,227,779
Other	422,142	(309,559)	112,583	422,142	(272,343)	149,799

Total	$6,862,142	$(4,732,892)	$2,129,250	$6,862,142	$(3,295,675)	$3,566,467

Estimated amortization expense for the periods and years ending December 31, is as follows:

October 1, 2002 through December 31, 2002	$479,073
2003	1,139,824
2004	343,990
2005	166,363
2006	—

Total	$2,129,250

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

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. OFFICE CONSOLIDATION CHARGE

During the nine months ended September 30, 2001, we recorded a non recurring office consolidation charge of $400,678 resulting from the consolidation of offices and corporate functions. The charge consisted of lease obligations of approximately $245,000 and impairment of certain fixed assets of approximately $155,000.

10. CONTINGENCIES

     We are subject to various legal proceedings and claims that may arise in the ordinary course of our business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect our financial position, results from operations, or liquidity.

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

The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:

•	our limited operating history;

•	variability and length of our sales cycle and our product mix;

•	our ability to attract new customers and to transition customers of our installed learning management products to our Internet-based learning products;

•	our history of losses and expectations of continued losses;

•	our ability to manage growth;

•	successful implementation of our operating and growth strategy;

•	fluctuations in quarterly operating results caused by a variety of factors including the timing of sales and development contracts as well as the adoption of the Internet as a tool for online training and continuing education in the healthcare industry;

•	our ability to successfully establish and maintain new and existing relationships with customers and content partners; and

•	global and/or regional economic factors and potential changes in laws and regulations, including, without limitation, changes in federal, state and international laws regulating education, training and Internet transactions.

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

Revenues from the healthcare organization and professionals business unit (“HCO”) are derived from the following categories: provision of services through our Internet-based learning products, licensing, maintenance and support of our installed learning management products, content subscriptions, custom content development, and a variety of online and enduring products. Revenues from the pharmaceutical and medical device business unit (“PMD”) are derived from live event development, coordination, and registration services, Web cast events, online development and training, and other educational and training services.

For additional information concerning revenue recognition, please see the discussion outlined under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Critical Accounting Policies” and Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Except for applying the new accounting rules for goodwill and intangible assets, there have been no changes in our critical accounting policies or the application of such policies since December 31, 2001.

In June 2001, the Financial Accounting Standards Board (“FASB”) No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). We adopted Statement 142 effective January 1, 2002. Statement 142 provides for the elimination of amortization of intangible assets that have indefinite lives, such as goodwill, as well as a modification of the approach and timing for evaluating impairment of intangible assets. As a result of the adoption of Statement 142, the transitional impairment loss recognized for the HCO reporting unit totaled approximately $5.0 million, and was recorded as a cumulative effect of a change in accounting principle in our consolidated statement of operations as of January 1, 2002. See Notes 6 and 7 to the condensed consolidated financial statements for a discussion of the impact of this Statement on our consolidated financial position and results from operations.

During the quarter ended September 30, 2002, certain stock held in escrow related to our purchase of EMInet, Inc. was distributed or otherwise retired. In connection with the resolution, 85,625 shares of our common stock were retired. The retirement was recorded based on the market value of the shares on the date of retirement.

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

Effective October 1, 2001, we entered into a new four-year agreement with HCA Information Technology & Services, Inc. (“HCA”), replacing the prior agreement with Columbia Information Systems, Inc. that had approximately two and one half years remaining. Together with HCA, we mutually agreed to cancel the warrant held by CIS Holdings, Inc., an affiliate of HCA, to purchase our common stock. As a result, we are no longer amortizing the remaining cost of the warrant as a reduction of revenues. Revenues through September 2001, provided under the prior service agreement that included the grant of the warrant to CIS Holdings, Inc., were recognized as services were rendered, net of the amortization of the fair value of the related warrant as a reduction of the revenues proportionately over the term of the four-year agreement. During the three and nine month periods ended September 30, 2001, we amortized $549,077 and $1,489,933, respectively, of warrant expense as a reduction of revenues. There was no corresponding reduction in the three or nine month periods ended September 30, 2002.

We expect to continue to generate revenues by marketing our Internet-based products and services to healthcare workers through healthcare organizations. We expect that the portion of our revenues related to services provided via our Internet-based learning products will increase. Specifically, we will seek to generate revenues from healthcare workers by marketing to their employers or sponsoring organizations. The transaction fees for courseware resulting from this marketing may either be paid by the employer or sponsoring organization or, in the case of healthcare professionals, may be billed directly to the individual. Our Internet-based learning model allows us to host our system in a central data center, therefore eliminating the need for costly onsite installations of our software. Under the Internet-based learning model, revenues are generated by charging for use of our learning management system and courseware on a subscription basis. In addition, we will continue to sell services on our Web site on a transaction basis.

To date, we have incurred substantial costs to develop our technologies, create, license and acquire our content, build brand awareness, develop our infrastructure and expand our business, and have yet to achieve significant revenues or generate positive operating cash flows. As a result, we have incurred operating losses in each fiscal quarter since 1994. We expect operating losses through at least the next twelve months, as we continue to expand our business. We believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely upon them as an indication of our future performance.

Results of Operations

Revenues and Expense Components

     The following descriptions of the components of revenues and expenses apply to the comparison of results of operations. As discussed in Note 1 to the Condensed Consolidated Financial Statements, we began producing discrete financial information under our HCO and PMD segments during 2001.

     Revenues. Revenues currently consist of the provision of services through our Internet-based learning products, the licensing, maintenance and support of our installed learning management products, content subscriptions, online development, Web cast events, event development, coordination, and registration services, online products and commercial support, sale of online enduring products, and training services.

Cost of Revenues. Cost of revenues consist primarily of salaries and employee benefits, materials, hosting costs, and other direct expenses associated with revenues as well as royalties paid to content providers and distribution partners based on utilization.

Product Development. Product development expenses consist primarily of salaries and employee benefits, third-party content acquisition costs, costs associated with the development of new products, and costs associated with development of content and expenditures associated with developing, maintaining, and operating our Web sites, training delivery, and our Internet-based learning products.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, travel and lodging, advertising, promotions, and related marketing costs.

Other General and Administrative Expenses. Other general and administrative expenses consist primarily of salaries and employee benefits, facility costs, and fees for professional services.

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles, amortization of content, license fees, and prepaid compensation and royalties paid to content providers that are of a fixed nature.

Other Income/Expense. The primary component of other expense is interest expense related to capital and other lease obligations. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments in marketable securities.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues. Revenues increased approximately $1.0 million, or 31.9%, from $3.1 million for the three months ended September 30, 2001 to $4.1 million for the three months ended September 30, 2002. Revenues for 2002 consisted of $2.7 million for HCO and $1.4 million for PMD. In 2001, revenues consisted of $1.8 million for HCO and $1.3 million for PMD. The increase in HCO revenues over 2001 related primarily to $0.5 million resulting from the cancellation of a warrant to purchase our common stock previously held by HCA, which eliminated the amortization of the warrant value against revenues. During the three months ended September 30, 2002, the components of revenues for HCO changed as compared to the three months ended September 30, 2001 as revenues from our Internet-based learning products increased $0.7 million and content subscription revenues increased $0.1 million. These increases in revenues were offset by declines in HCO revenues of $0.4 million for sales of licenses and maintenance fees associated with our installed learning management products, consistent with our strategy to transition these customers to our Internet-based learning products, and $0.1 million from other content subscriptions. We expect revenues from our installed learning management products to continue to decline for the remainder of 2002 and into 2003 as we focus on our Internet-based learning products and continue to transition these customers to our Internet-based learning platform. Our Internet-based learning network represented approximately 50% of revenues for the three months ended September 30, 2002 as compared to 33% of revenues for the three months ended September 30, 2001. The increase in PMD revenues was driven by a $0.3 million increase in live event services, offset by a $0.2 million decline in online development and Web cast revenues. We expect Web cast revenues to continue to decline for the remainder of the year and into 2003, but do not expect this decline to have a material impact on PMD revenues.

Cost of Revenues. Cost of revenues increased approximately $0.1 million, or 5.4%, from $1.3 million for the three months ended September 30, 2001 to $1.4 million for the three months ended September 30, 2002. Cost of revenues as a percentage of revenues decreased from 41.6% of revenues for the three months ended September 30, 2001 to 33.3% of revenues for the three months ended September 30, 2002, primarily as a result of the increased revenues and changes in revenue components discussed above. Cost of goods for HCO decreased approximately $0.2 million, and approximated 14.2% and 31.3% of revenues for the three months ended September 30, 2002 and 2001, respectively. This percentage decreased in 2002 as a result of increased revenues and changes in revenue components, including the discontinuation of warrant expense, discussed above and reductions in personnel related expenses. Cost of goods for PMD increased approximately $0.2 million, and approximated 64.0% and 54.8% of revenues for the three months ended September 30, 2002 and 2001, respectively. This percentage increased in 2002 due to increased material costs and personnel related expenses associated with our live event services and a redesignation of personnel related expenses associated with online development services as cost of goods, which were previously designated as product development costs in 2001.

Product Development. Product development expenses decreased approximately $0.1 million, or 4.1%, from $1.3 million for the three months ended September 30, 2001 to $1.2 million for the three months ended September 30, 2002. While product development expenses were comparable between periods, we have increased our focus on the development of new products in 2002, and somewhat reduced our focus on the development, maintenance, and support of our installed learning management products and certain content. Product development expenses as a percentage of revenues decreased from 41.0% of revenues for the three months ended September 30, 2001 to 29.9% of revenues for the three months ended September 30, 2002. The decrease as a percentage of revenues is primarily due to the increase in revenues over the prior year. Product development expenses for HCO increased approximately $0.1 million, and approximated 31.1% and 39.6% of revenues or the three months ended September 30, 2002 and 2001, respectively. Product development expenses for PMD decreased approximately $0.1 million, and approximated 13.7% and 21.6% of revenues for the three months ended September 30, 2002 and 2001, respectively. The percentage decreased for PMD in 2002 due to a redesignation of personnel expenses and other direct costs associated with the development of content as a cost of revenues. Product development expenses for PMD in 2002 are primarily related to the development of new products.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, increased approximately $0.1 million, or 4.0%, to $1.5 million for the three months ended September 30, 2002 from $1.4 million for the three months ended September 30, 2001. The increase is primarily a result of additional commissions associated with higher new contract values during the three months ended September 30, 2002 compared to the same period for 2001. This increase was partially offset by a reduction in personnel related expenses and travel expenses, while advertising and marketing expenses were comparable between periods. Sales and marketing expenses for HCO increased approximately $0.1 million, and approximated 44.3% and 60.2% of revenues for the three months ended September 30, 2002 and 2001, respectively. The percentage decreased for HCO in 2002 due to increased HCO revenues, reduced personnel related expenses and travel, which were partially offset by increases in commissions. Sales and marketing expenses for PMD were comparable for the three months ended September 30, 2002 and 2001. As a percentage of revenues, sales and marketing approximated 20.8% and 25.7% for the three months ended September 30, 2002 and 2001, respectively. The percentage decreased for PMD related to a slight increase in revenues, as well as a decrease in personnel related expenses.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.3 million, or 15.7%, from $1.8 million for the three months ended September 30, 2001 to $1.5 million for the three months ended September 30, 2002. The decrease primarily resulted from the consolidation of offices and corporate functions, including reductions in personnel related expenses and facilities costs. Other general and administrative expenses for HCO decreased approximately $0.3 million, and approximated 8.8% and 28.6% of revenues for the three months ended September 30, 2002 and 2001, respectively. The percentage decreased for HCO in 2002 due to increased revenues and operating efficiencies achieved through the consolidation of offices. Other general and administrative expenses for PMD increased slightly in 2002, and were approximately 15.2% and 13.1% of revenues for the three months ended September 30, 2002 and 2001, respectively. Other general and administrative expenses for our unallocated corporate functions decreased $0.1 million, or 3.7%, from $1.1 million for the three months ended September 30, 2001 to $1.0 million for the three months ended September 30, 2002.

Depreciation and Amortization. Depreciation and amortization decreased by approximately $1.4 million, or 57.3%, from $2.5 million for the three months ended September 30, 2001 to approximately $1.1 million for the three months ended September 30, 2002. The decrease is attributable to the discontinuation of the amortization of goodwill, which resulted from the implementation of a new accounting standard, and a decrease in depreciation expense due to lower capital expenditures as compared to the prior year. As discussed in Note 6 to the Condensed Consolidated Financial Statements, pro forma net loss and pro forma net loss per share, adjusted for the discontinuation of goodwill amortization, resulted in a decrease of approximately $1.3 million for the net loss or $0.07 per share for the three months ended September 30, 2001.

Other Income/Expense. Other income and expense decreased $0.2 million, from approximately $0.4 million for the three months ended September 30, 2001 to approximately $0.2 million for the three months ended September 30, 2002 primarily related to a reduction in interest income associated with our investments in marketable securities.

Net Loss. Net loss decreased $2.4 million, or 50.3%, from a loss of $4.8 million for the three months ended September 30, 2001 to a loss of $2.4 million for the three months ended September 30, 2002 due to the factors described above. Pro forma net loss, adjusted for the discontinuation of goodwill amortization, decreased approximately $1.1 million, or 30.8%, from a loss of $3.5 million for the three months ended September 30, 2001 to a loss of $2.4 million for the three months ended September 30, 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues. Revenues increased approximately $2.1 million, or 21.5%, from $9.6 million for the nine months ended September 30, 2001 to $11.7 million for the nine months ended September 30, 2002. Revenues for 2002 consisted of $7.1 million for HCO and $4.6 million for PMD. In 2001, revenues consisted of $5.5 million for HCO and $4.1 million for PMD. The increase in HCO revenues over 2001 related primarily to $1.5 million resulting from the cancellation of a warrant to purchase our common stock previously held by HCA, which eliminated the amortization of the warrant value against revenues. During the nine months ended September 30, 2002, the components of revenues for HCO changed compared to the nine months ended September 30, 2001 as revenues from our Internet-based learning products increased $1.6 million, content subscription revenues increased $0.2 million, and training services increased $0.1 million. These increases were offset by declines in HCO revenues of $1.5 million in sales of licenses and maintenance fees associated with our installed learning management products, consistent with our strategy to transition these customers to our Internet-based learning products and $0.3 million in content development revenues. We expect revenues from our installed learning management products to continue to decline for the remainder of 2002 and into 2003 as we focus more on our Internet-based learning products and continue to transition these customers to our Internet-based learning platform. The increase in PMD revenues over 2001 related primarily to $0.8 million for live event services, offset by declines of $0.3 million in Web cast revenues. We expect Web cast revenues to continue to decline for the remainder of the year and into 2003, but do not expect this decline to have a material impact on PMD revenues.

Cost of Revenues. Cost of revenues increased approximately $0.6 million, or 16.1%, from $4.1 million for the nine months ended September 30, 2001 to $4.7 million for the nine months ended September 30, 2002. The increase resulted primarily from additional costs associated with delivering products and services to our pharmaceutical and medical device customers, such as personnel expenses, travel, contract labor, and materials. Cost of revenues as a percentage of revenues decreased from 42.3% of revenues for the nine months ended September 30, 2001 to 40.4% of revenues for the nine months ended September 30, 2002. Cost of revenues for HCO decreased approximately $0.4 million, and approximated 21.9% and 36.1% of revenues for the nine months ended September 30, 2002 and 2001, respectively. The decrease as a percentage of revenues for HCO is a result of both increased revenues and changes in revenue components, including the elimination of warrant expense, discussed above and decreases in personnel related expenses, travel and hosting fees. Cost of revenues for PMD increased approximately $0.9 million, and approximated 63.5% and 48.3% of revenues for the nine months ended September 30, 2002 and 2001, respectively. This percentage increased in 2002 due to additional personnel expenses and other direct costs associated with our live event services and a redesignation of personnel expenses and other direct costs associated with online development services as a cost of revenues, which were previously designated as product development costs in 2001.

Product Development. Product development expenses decreased approximately $0.3 million, or 8.3%, from $3.7 million for the nine months ended September 30, 2001 to $3.4 million for the nine months ended September 30, 2002. The reduction in product development expenses is associated with our reduced focus on the development, maintenance, and support of our installed learning management products and certain content. Product development expenses as a percentage of revenues decreased to 29.3% of revenues for the nine months ended September 30, 2002 compared to 38.8% of revenues for the nine months ended September 30, 2001. The decrease as a percentage of revenues resulted from increased revenues and lower support costs associated with our installed learning management products and lower development costs associated with content and application maintenance. Product development expenses for HCO increased approximately $0.4 million, and approximated 33.0% and 35.2% of revenues for the nine months ended September 30, 2002 and 2001, respectively. The increase is related to the development of content and other new products. Product development expenses for PMD decreased approximately $0.3 million, and approximated 10.7% and 18.4% for the nine months ended September 30, 2002 and 2001, respectively. The percentage decreased for PMD due to a redesignation of personnel expenses and other direct costs associated with the development of content as a cost of revenues. Product development expenses for PMD in 2002 are primarily associated with the development of new products. The unallocated portion of our product development expenses decreased approximately $0.5 million in 2002, primarily resulting from an increased focus on the development of content and new products in HCO. Our product development efforts have shifted from platform development by corporate personnel in 2001 to specific new product developments within both HCO and PMD in 2002.

Office Consolidation Charge. During the nine months ended September 30, 2001, we recorded a non recurring office consolidation charge of $0.4 million as a result of consolidating offices and corporate functions. The charge consisted of lease obligations of approximately $0.2 million and impairment of certain fixed assets of approximately $0.2 million.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, increased approximately $0.3 million, or 7.3%, to $4.7 million for the nine months ended September 30, 2002 from $4.4 million for the nine months ended September 30, 2001. The increase is a result of additional commissions associated with higher new contract values for the nine months ended September 30, 2002 when compared to the same period in 2001. This increase was partially offset by decreases in personnel related expenses and travel. Sales and marketing expenses as a percentage of revenues decreased from 45.4% for the nine months ended September 30, 2001 to 40.1% for the nine months ended September 30, 2002, as a result of increased revenues discussed above. Sales and marketing expenses for HCO were comparable between years, and approximated 48.7% and 62.5% of revenues for the nine months ended September 30, 2002 and 2001, respectively. The percentage decreased for HCO during 2002 due to the increased revenues discussed above and decreases in travel expenses, which were somewhat offset by increased commissions. Sales and marketing expenses for PMD increased approximately $0.2 million, and approximated 25.4% and 22.5% of revenues for the nine months ended September 30, 2002 and 2001, respectively. The percentage increased for PMD during 2002 due to additional commissions associated with higher new contract value during the nine months ended September 30, 2002 compared to the same period for 2001.

Other General and Administrative Expenses. Other general and administrative expenses decreased approximately $0.3 million, or 4.6%, from $5.4 million for the nine months ended September 30, 2001 to $5.1 million for the nine months ended September 30, 2002. Excluding the one-time gain of $1.5 million on the renegotiation of the WebMD agreement during the nine months ended September 30, 2001, other general and administrative expenses decreased approximately $1.8 million, or 32.6%, as a result from the consolidation of offices and corporate functions. Other general and administrative expenses as a percentage of revenues approximated 43.6% and 55.5% of revenues for the nine months ended September 30, 2002 and 2001, respectively. Other general and administrative expenses for HCO decreased $0.8 million and approximated 16.0% and 35.9% of revenues for the nine months ended September 30, 2002 and 2001, respectively. The percentage decreased as a result of increased revenues and lower expenses associated with the consolidation of offices. Other general and administrative expenses for PMD increased approximately $0.1 million, and approximated 15.4% and 15.2% of revenues for the nine months ended September 30, 2002 and 2001, respectively. Other general and administrative expenses for our unallocated corporate functions, excluding the one-time gain of $1.5 million on the renegotiation of the WebMD agreement, decreased $1.0 million, or 23.2%, from $4.3 million for the nine months ended September 30, 2001 to $3.3 million for the nine months ended September 30, 2002. The decrease is primarily a result of the consolidation of offices and corporate functions.

Depreciation and Amortization. Depreciation and amortization decreased by approximately $4.0 million, or 54.5%, from $7.4 million for the nine months ended September 30, 2001 to approximately $3.4 million for the nine months ended September 30, 2002. The decrease is attributable to the discontinuation of the amortization of goodwill, which resulted from the implementation of new accounting standards. As discussed in Note 6 to the Condensed Consolidated Financial Statements, pro forma net loss and pro forma net loss per share, adjusted for the discontinuation of goodwill amortization, resulted in a decrease of approximately $4.0 million for the net loss or $0.20 per share for the nine months ended September 30, 2001.

Other Income/Expense. Other income and expense decreased $0.8 million, from approximately $1.4 million for the nine months ended September 30, 2001 to approximately $0.6 million for the nine months ended September 30, 2002 due to a reduction in interest income associated with our investments in marketable securities. This reduction in income is associated with lower investment balances and, to a lesser degree, lower yield rates.

Cumulative effect of a change in accounting principle. We adopted SFAS No.142 “Goodwill and Intangible Assets,” effective January 1, 2002. Under the transitional provisions of SFAS 142, we recorded a non-cash goodwill impairment charge associated with the HCO business unit of $5.0 million. The non-cash charge has been recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. See Note 6 to the Condensed Consolidated Financial Statements for additional information.

Net Loss. Net loss decreased approximately $0.3 million, or 2.3%, from a loss of $14.4 million for the nine months ended September 30, 2001 to a loss of $14.1 million for the nine months ended September 30, 2002, due to the factors described above. Pro forma net loss, adjusted for discontinuation of goodwill amortization of $4.0 million and adjusted for the cumulative effect of a change in accounting principle of $5.0 million, decreased $1.3 million, or 12.6%, from a loss of $10.4 million for the nine months ended September 30, 2001 to a loss of $9.1 million for the nine months ended September 30, 2002.

Liquidity and Capital Resources

Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to a lesser extent, from revenues generated from the sale of our products and services.

Net cash used in operating activities was $5.0 million during the nine months ended September 30, 2002 and $8.9 million during the nine months ended September 30, 2001. Cash used in operating activities during the nine months ended September 30, 2002 resulted from the net loss before the cumulative effect of a change in accounting principle of $9.1 million, an increase in accounts and unbilled receivables and a decrease in accounts payable. These operating uses of cash were offset by decreases in interest receivable and other assets, increases in restricted cash, accrued liabilities and deferred revenue, as well as depreciation and amortization. Cash used in operating activities during the nine months ended September 30, 2001 related to the $14.4 million net loss, the non cash gain on the WebMD renegotiation, increases in accounts and unbilled receivables, prepaid development, prepaid expenses and other current assets and decreases in accounts payable, accrued liabilities, and registration liabilities. These operating uses of cash were offset by non cash warrant expense, the office consolidation charge, depreciation and amortization, as well as a decline in restricted cash and other assets.

Net cash provided by investing activities was $5.3 million during the nine months ended September 30, 2002 while $2.2 million of cash was used in investing activities during the nine months ended September 30, 2001. Cash provided by investing activities during the nine months ended September 30, 2002 related to the excess of proceeds from the sale and maturities over purchases of investments in marketable securities of $5.9 million, offset by $0.5 million for the purchase of property and equipment. During the nine months ended September 30, 2001, cash used in investing activities related to $0.8 million associated with the excess of purchases over sales and maturities of investments in marketable securities, $0.3 million for the purchase of de’MEDICI Systems, $0.2 million from the issuance of a note receivable, and $1.0 million for the purchase of property and equipment, which was offset by the receipt of $0.1 million for the repayment of a note.

Cash used in financing activities was $0.1 million for the nine months ended September 30, 2002 and $2.2 million for the nine months ended September 30, 2001. Cash used in financing activities during the nine months ended September 30, 2002 related to payments under capital lease obligations offset by proceeds from the issuance of common stock to our Employee Stock Purchase Plan. Cash used in financing activities during the nine months ended September 30, 2001 related to $2.0 million for the repurchase of common stock from WebMD and $0.3 million related to payments under capital lease obligations, offset by proceeds from the issuance of common stock to our Employee Stock Purchase Plan.

As of September 30, 2002 our primary source of liquidity was $21.1 million of cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of October 31, 2002 we had cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable of approximately $21.0 million.

We believe that our existing cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable will be sufficient to meet anticipated cash needs for working capital, new product development, capital expenditures and acquisitions for at least the next 12 months. Our growth strategy may also include acquiring companies that complement our products and services. We anticipate that these acquisitions, if any, will be effected through a combination of issuance of our common stock and cash consideration. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on acceptable terms could harm our business, financial condition and results from operations.

Commitments and Contingencies

In connection with our October 2001 agreement with HCA, HCA will pay us minimum revenues of $12.0 million over the four-year term of the agreement.

We also expect to incur additional product development costs, some of which will be capitalized, as we continue investing in the development of new products. We expect that our capital expenditures will be approximately $0.2 to $0.3 million for the remainder of 2002.

Our strategic alliances have typically provided for payments to distribution, content and development partners based on revenues, and we expect to continue similar arrangements in the future. In addition, our lease obligations for the remainder of 2002 through the end of 2006 total approximately $1.5 million.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk from changes in interest rates, and to a lesser degree, we are exposed to foreign currency exchange rate risk on certain transactions with our customers in Canada. We do not have any commodity price risk. As of September 30, 2002, we had no outstanding indebtedness other than approximately $133,000 of capital lease arrangements. Accordingly, we are not exposed to significant market risk. We are exposed to market risk with respect to the cash and cash equivalents and marketable securities that we invest. At October 31, 2002, we had approximately $21.0 million of cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest that were invested in a combination of short and long-term investments. At this investment level, a hypothetical 10% decrease in the interest rate would decrease interest income and increase net loss on an annualized basis by approximately $210,000. At September 30, 2002, the average maturity for our investment portfolio approximated twelve months.

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

Item 4. Controls and Procedures

HealthStream’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of HealthStream’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that HealthStream’s disclosure controls and procedures effectively and timely provide them with material information relating to HealthStream and its consolidated subsidiaries required to be disclosed in the reports HealthStream files or submits under the Exchange Act. There have not been any significant changes in HealthStream’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

99.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

By:	/s/ Arthur E. Newman

Arthur E. Newman
Chief Financial Officer
November 12, 2002

CERTIFICATION

I, Robert A. Frist, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of HealthStream, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT A. FRIST

Robert A. Frist
Chief Executive Officer
November 12, 2002

CERTIFICATION

I, Arthur E. Newman, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of HealthStream, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ARTHUR E. NEWMAN

Arthur E. Newman
Chief Financial Officer
November 12, 2002

HEALTHSTREAM, INC.

EXHIBIT INDEX

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002