Form 10-K
period 2002-12-31
HEALTHSTREAM INC
filed 2003-03-26
CIK 1095565

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM   TO

Commission File Number 001-8833

HEALTHSTREAM, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1443555
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

209 10th Avenue South, Suite 450	37203
Nashville, Tennessee	(Zip Code)
(Address of principal executive offices)

(615) 301-3100
(Registrant’s telephone number, including area code)

Securities Registered Pursuant To Section 12(b) Of The Act:
None

Securities Registered Pursuant To Section 12(g) Of The Act:
Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the NASDAQ National Market on June 30, 2002 was $18,224,233. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 21, 2003, there were 20,322,687 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

HEALTHSTREAM, INC.

ANNUAL REPORT ON FORM 10-K

PART I

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “continue” and similar language or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, HealthStream’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Risk Factors” and elsewhere in this document. In addition, factors that we are not currently aware of could harm our future operating results. You should carefully review the risks described in other documents HealthStream files from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. HealthStream undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 1. Business

OVERVIEW AND HISTORY

HealthStream, Inc. (“HealthStream” or the “Company”) provides Internet-based solutions and services to meet the training and education needs of the healthcare industry. HealthStream provides services to customers throughout the United States and Canada, focusing primarily on healthcare organizations and pharmaceutical and medical device companies. Within our healthcare organizations business unit (“HCO”), our focus is on expanding HealthStream’s Internet-based application service provider, or ASP, e-learning products and installed learning management products to hospitals, long-term care and outpatient facilities. Services to healthcare organizations are delivered through our proprietary Internet-based learning products and installed learning management products. Within our pharmaceutical and medical device company business unit (“PMD”), our focus is on providing services including live and online educational and training activities aimed at healthcare professionals, as well as online training for medical industry sales representatives. Pharmaceutical and medical device companies also provide commercial support for some of our continuing education activities.

The Company was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. The Company evolved from an initial focus of providing multimedia tools for information dissemination to the full-service delivery of training and education for the healthcare industry. We have established relationships with major healthcare institutions and companies to provide training solutions to meet the needs of healthcare organizations, their employees and their vendors. During 2000, we acquired Education Design, Inc., which expanded our product offerings to pharmaceutical and medical device companies.

INDUSTRY BACKGROUND

According to the Centers for Medicare and Medicaid Services (CMS), the healthcare industry represented a $1.4 trillion market in 2001, or approximately 14 percent of the gross domestic product. We believe approximately 10.4 million professionals are employed in this segment of the domestic economy, including over 2.2 million registered nurses, 5.0 million allied healthcare professionals (which include among others approximately 800,000 emergency medical services and first responder personnel and approximately 250,000 radiologic technologists), 2.4 million non-clinical employees and 600,000 physicians. The Bureau of Labor Statistics reports in 2002 that approximately 5.3 million of these professionals work in hospital organizations.

The healthcare industry is a dynamic industry characterized by ongoing development of new therapeutic treatments, procedures and innovations in medical technology that together create a demand for related education and training products. Government regulations and accrediting bodies require employers to provide healthcare professionals and other healthcare workers with training on an increasing number and variety of topics. This training includes safety training mandated by both the Occupational Safety and Health Administration, or OSHA, and the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, for all institutional-based healthcare workers as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act (“HIPAA”). Staffing issues and personnel shortages have also contributed to the need for enhanced workforce development as well as additional competency based training. In addition, to keep abreast of the latest developments and to meet licensing, certification and credentialing requirements, many healthcare professionals must obtain continuing education. Continuing education requirements include continuing education for nurses, emergency medical services and first responder personnel and radiologic personnel. Pharmaceutical and medical device companies must also provide their medical industry sales representatives with training mandated for the healthcare industry as well as training for new products. Simultaneously, the healthcare industry continues to operate under intense pressure to reduce costs as a result of reductions in government reimbursement and increased participation of patients in managed care programs. In addition, healthcare organizations as well as pharmaceutical and medical device companies are under rising operating costs, coupled with increased pressure to measure and report on the outcomes of the dollars spent on training. Our products and services meet these needs by reducing healthcare organizations’ costs of training while providing unique opportunities for additional products or services within the healthcare industry.

HEALTHSTREAM’S SOLUTIONS

Services to healthcare organizations

HealthStream’s solutions are designed to meet the ongoing training, education and compliance reporting needs of healthcare organizations. We bring training and education content together with administrative and management tools. This combination allows healthcare administrators to configure training to meet the precise needs of different groups of employees, modify training materials and document that training has been completed. Healthcare organizations are confronted with significant mandated and recurring training requirements for continuing certification of professionals and the requirements of individual facilities.

Historically, we have provided our services through sales of installed learning management products. During the second quarter of 2000 we began selling our Healthcare Learning Center (“HLC”), that provides organizations with the ability to access our training and continuing education services over the Internet. Our training material is hosted in a central data center that allows end users Internet access to HLC services, thereby eliminating the need for onsite local installations of installed learning management products. The HLC also provides tools that enable administrators to configure and modify training materials, track completion and predict training expenses. Pricing for the HLC is subscription based, with fees based on the number of users, content provided and other factors. We offer training, implementation and account management services to facilitate integration of this technology product into the organization’s operating environments. Fees for training are based on the time and efforts of the personnel involved.

Our installed learning management products are provided on a licensed basis, with pricing based on the number of employees, sites involved and content provided. Installed software contracts typically consist of an upfront license fee, additional content sales and ongoing maintenance and support.

In addition to our Internet-based HLC and installed learning management products, we also offer healthcare organizations with full-service capabilities to convert existing course materials to a Web-enabled format or develop custom courseware. Pricing for these services is generally based on time and efforts involved. Our development group responsible for such services includes programmers, instructional and multimedia designers, graphic artists, and project managers. In addition to our development employees, we also utilize third party resources as needed.

Our strategy is to expand our services to existing customers, grow our existing customer base of approximately 580,000 subscribers using the Internet-based HLC and converting our installed learning management product customers to our Internet-based HLC. We believe our existing sales force and market conditions offer us the opportunity to continue to grow our HLC customer base.

Services to pharmaceutical and medical device companies

Our services to pharmaceutical companies and medical device companies include online and live educational and training activities for healthcare professionals, as well as online training for medical industry sales representatives. Services as an accredited provider of live continuing education activities include planning, development, implementation and administration of these activities. These services further include development of course agendas, coordination of subject matter experts, preparation of course materials, and registration of attendees. Pricing for live activities and corresponding registration services are based on the scope of the project, including the size of the event, number of attendees and other factors. Pricing for online development and activities also varies and is based on time and efforts of the personnel involved. Mandated training for manufacturer sales force personnel is priced on a per user basis.

We also provide educational activities for nurses and technicians conducted within healthcare organizations, as well as continuing education study guides and educational activities on the exhibit floor at the annual AORN (Association of PeriOperative Registered Nurses) Congress. All of these activities are supported by either pharmaceutical or medical device companies. We provide pharmaceutical and medical device companies with online development and training services as well as Web cast events. Many pharmaceutical and medical device manufacturers provide their employees or customers with interactive training. We have full-service capabilities to develop course materials to a Web-enabled format for our customers through a dedicated development group. In some cases, these services include development and sales of materials distributed on CD-ROMs or via a specified Web site. We also offer both live and archived Web casts of medical procedures, thought-leader discussions, and other events in a cost effective manner to facilitate the provision of training or continuing education. The Web cast event may be supported by an educational grant by a pharmaceutical or medical device company. Fees or the amount of the grant for Web cast events vary based on the scope of the event, the target audience, publicity and other peripheral services related to the event.

Our strategy includes expanding our revenues by further developing these relationships and by leveraging our existing base of Internet-based HLC customers for deployment of pharmaceutical and medical device training through both existing products as well as development of new products.

ACQUISITIONS

We have made seven acquisitions over the past three years and have focused on acquisitions that have added products or services, increased our customer base and/or provided enabling technologies that are complementary to our existing business. We believe we have recognized economies of scale through acquisitions in markets in which we already had a presence. In addition, we have expanded our product and service offerings by leveraging products that can operate on our existing technology platform. Acquisitions completed during the last three years, all of which were accounted for using the purchase method of accounting, are as follows: de’MEDICI Systems (“de’MEDICI”) in January 2001; SynQuest Technologies, Inc. (“SynQuest”) in September 2000; Education Design, Inc. (“Education Design”) in July 2000; Emergency Medicine Internetwork, Inc. d/b/a EMInet (“EMINet”) in January 2000; Multimedia Marketing, Inc. d/b/a m3 the Healthcare Learning Company (“m3”) in January 2000; Quick Study, Inc. (“Quick Study”) in January 2000; and KnowledgeReview, LLC (“KnowledgeReview”) in January 2000. For additional information regarding recent acquisitions, please see Note 2 of the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CUSTOMERS

We provide our training and education solutions to customers across a broad range of entities within the healthcare industry, including healthcare organizations (including government entities) and pharmaceutical and medical device companies. The following is a partial list of customers that have purchased or contracted for products and services from HealthStream.

Healthcare Organizations	Pharmaceutical Companies	Medical Device Companies

HCA Inc. Banner Health CoxHealth Trinity Health (Novi, MI)	Medicis Pharmaceutical Corporation Merck & Co., Inc.	Zimmer, Inc. Medtronic, Inc.

SALES, MARKETING, AND CUSTOMER SUPPORT

We market products and services primarily through our direct sales force. As of December 31, 2002, our sales and relationship management personnel consisted of approximately 35 employees based at our corporate headquarters in Nashville, Tennessee and in Denver, Colorado, as well as remote home office sales locations. Our geographically dispersed field sales organization is divided into two groups: one is focused on healthcare organizations and the other on sales to pharmaceutical and medical device companies. The inside sales personnel support the field sales force by responding to initial inquiries, qualifying sales leads, preparing proposals and preparing sales contracts. In addition to sales professionals, we also employ program managers, who are responsible for live event services and work to develop and expand relationships with pharmaceutical and medical device companies. We anticipate modest growth in our sales and relationship management personnel during 2003.

We conduct a variety of marketing programs to promote our products and services, including product catalogs, trade shows, telemarketing campaigns, public relations, distribution of product specific literature, direct mail, online promotion and advertising. We also conduct geographically focused meetings with target customers and user groups with existing customers.

We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services and recurring sales are dependent on the strength of our customer service and operations team. Our customer service and support team consists of approximately 25 employees located in our corporate headquarters in Nashville. This team provides customer support to end users through a toll-free telephone line as well as electronic mail. Our representatives are trained to understand our philosophy and corporate culture and our specific sales, marketing and support issues. This team also includes our account management group that maintains an ongoing dialog with our customer base to ensure a complete understanding of customer needs. These personnel also assist with ongoing issues and training of our products as well as to ensure anticipated returns are achieved. The remaining personnel on this team are responsible for training and implementation of HLC customers.

TECHNOLOGY MANAGEMENT

Our technology infrastructure is based on an open architecture and is designed to be secure, reliable and expandable. Our software is a combination of proprietary applications, third-party database software and operating systems that support acquisition and conversion of content, hosting and management of that content, publication of our Web sites, downloads of courseware, registration and tracking of users and reporting of information for both internal and external use. We have designed this infrastructure to allow each component to be independently scaled by adding readily available hardware and software components.

Our network infrastructure, Web sites and servers that deliver our services are hosted by a third party provider. This provider maintains our equipment in a secure environment, including multiple redundancies in power sources and network connections. Our provider’s hosting center is connected to the Internet through multiple, redundant high-speed fiber optic circuits. Monitoring of all servers, networks and systems is performed by Company personnel on a continuous basis. Together with our provider, we employ numerous levels of firewall systems to protect our databases, customer information and content library. Backups of all databases, data and content files are performed on a daily basis. Data back-up tapes are archived at a secure remote location on a weekly basis.

COMPETITION

The healthcare education industry is highly fragmented, varies significantly in delivery methods (i.e., written materials, live events, satellite broadcasts, video, CD-ROM products and online products) and is composed of a wide variety of entities competing for customers. The sheer volume of healthcare information available to satisfy continuing education needs, rapid advances in medical developments and the time constraints that healthcare professionals face make it difficult to quickly and efficiently access the continuing education content most relevant to an individual’s practice or profession. Historically, healthcare professionals have received continuing education and training through offline publications, such as medical journals and CD-ROMs, and by attending conferences and seminars. In addition, other healthcare workers and pharmaceutical and medical device manufacturers’ sales and internal regulatory personnel usually fulfill their education and training needs through instructor-led programs from external vendors or internal training departments. While these approaches satisfy the ongoing requirements, they are limited in that they are typically costly and inconvenient. In addition, live courses are often limited in the breadth of offerings and do not provide a method for tracking training completion. The related results of these traditional methods, both from a business and compliance standpoint, are difficult to track and measure.

In addition to the competing delivery methods described above, we also have direct competitors. A number of smaller privately held companies offer competitive installed and Web based learning management products to the healthcare industry. In addition, we also compete with large scale learning management system providers such as Skillsoft, DigitalThink, SABA and Docent that provide their services to multiple industries, including healthcare.

We believe our solutions, which include both products and services that facilitate training for healthcare professionals, a wide assortment of content, a mechanism for measuring results and the ability to provide all services on a single platform over the Internet, provide us with a competitive advantage. We believe that the principal competitive factors affecting the marketing of e-learning services to the healthcare industry include:

•	features of the HLC product, including reporting, management functionality, scalability and the ability to track utilization and results;

•	scope and variety of Internet-based learning content available, including mandated content for OSHA, JCAHO and HIPAA requirements, competency-based content, as well as the ability of entities to add their own Web-enabled content;

•	scope and quality of professional services offered, including training and the expertise and technical knowledge of the providers’ employees;

•	ability to access and leverage an existing customer base to increase exposure for pharmaceutical and medical device companies;

•	pricing;

•	customer service and support;

•	effectiveness of sales and marketing efforts; and

•	company reputation.

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

The Internet

The laws and regulations that govern our business change rapidly. The United States government and the governments of some states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

•	Privacy Law. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use, confidentiality and disclosure of personal information could limit our ability to collect information or use the information in our databases or derived from other sources, to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation.

•	Encryption Laws. Many copyright owner associations have lobbied the federal government for laws requiring copyrighted materials transmitted over the Internet to be digitally encrypted in order to track rights and prevent unauthorized use of copyrighted materials. If these laws are adopted, we may incur substantial costs to comply with these requirements or change the way we do business.

•	Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us violates these regulations.

•	Sales and Use Tax. Through December 31, 2002, we collected sales, use or other taxes on taxable transactions in all states in which we have employees. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet. The enactment of any additional laws or regulations may increase our cost of conducting business or otherwise harm our business, financial condition and operating results.

Laws and regulations directly applicable to e-commerce and Internet communications are becoming more prevalent. Recent sessions of Congress enacted Internet laws regarding online copyright infringement. Congress continues considering laws regarding Internet taxation. The dynamic nature of this regulatory environment increases the uncertainty regarding the marketplace impact of such regulation.

Regulation of Education and Training for Healthcare Professionals

Allied Disciplines. Various allied health professionals are required to obtain continuing education to maintain their licenses. For example, emergency medical services personnel may be required to acquire up to 20 continuing education hours per year. These requirements vary by state and depend on the classification of the employee.

Occupational Safety and Health Administration (“OSHA”). OSHA regulations require employers to provide training to employees to minimize the risk of injury from various potential workplace hazards. Employers in the healthcare industry are required to provide training with respect to various topics, including blood borne pathogens exposure control, laboratory safety and tuberculosis infection control. OSHA regulations require employers to keep records of their employees’ completion of training with respect to these workplace hazards.

Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). JCAHO mandates that employers in the healthcare industry provide certain workplace safety and patient interaction training to employees. JCAHO required training may include programs on infection control, patient bill of rights, radiation safety and incident reporting. Healthcare organizations are required to provide and document training on these topics to receive JCAHO accreditation. In addition, JCAHO imposes continuing education requirements on physicians that relate to each physician’s specific staff appointments.

Health Insurance Portability and Accountability Act (“HIPAA”) HIPAA regulations require organizations who maintain or transmit health information electronically to provide reasonable and appropriate safeguards to protect the integrity and confidentiality of healthcare information. Employers in the healthcare industry are required to establish, maintain and provide training with regard to their policies and procedures for protecting the integrity and confidentiality of healthcare information. Healthcare organizations are required to document training on these topics to support their compliance.

Continuing Education (“CE”). State nurse practice laws are usually the source of authority for establishing the state board of nursing, which then establishes the state’s CE requirements for professional nurses. The continuing education units programs are accredited by the American Nurses Credentialing Center Commission on Accreditation and/or the state board of nursing. CE requirements vary widely from state to state. Twenty-nine states require some form of CE in order to renew a nurse’s license. In some states, the CE requirement only applies to re-licensure of advance practice nurses, or additional CEs may be required of this category of nurses. On average, 12 to 15 CEs are required annually, with reporting generally on a bi-annual basis. Certifications may also require continuing education credits (e.g., CNOR – certification of perioperative nursing).

Continuing Medical Education (“CME”). State licensing boards, professional organizations and employers require physicians to certify that they have accumulated a minimum number of continuing medical education hours to maintain their licenses. Generally, each state’s medical practice laws authorize the state’s board of medicine to establish and track CME requirements. Thirty-four state medical licensing boards currently have CME requirements. The number of CME hours required by each state ranges up to 50 hours per year. Other sources of CME requirements are state medical societies and practice specialty boards. The failure to obtain the requisite amount and type of CME could result in non-renewal of the physician’s license to practice medicine and/or membership in a medical or practice specialty society. The American Medical Association’s, or AMA’s, Physician Recognition Award, or PRA, is the most widely recognized certificate for acknowledging physician completion of a CME course. The AMA classifies continuing education activities as either category 1, which includes formal CME activities, or category 2, which includes most informal activities. Sponsors want to designate CME activities for AMA PRA category 1 because this has become the benchmark for quality in formally organized educational activities. Almost all agencies nationwide that require CME participation specify AMA PRA category 1 credit. Only institutions and organizations accredited to provide CME can designate an activity for AMA PRA category 1. The Accreditation Council on Continuing Medical Education, or ACCME, is responsible for the accreditation of medical schools, state medical societies and other institutions and organizations that provide CME activities for a national or regional audience of physicians. Only institutions and organizations are accredited. The ACCME and state medical societies do not accredit or approve individual activities. State medical societies, operating under the aegis of the ACCME, accredit institutions and organizations that provide CME activities primarily for physicians within the state or bordering states. We are an accredited provider of CME by the ACCME.

The U.S. Food and Drug Administration and the Federal Trade Commission

Current FDA and FTC rules and enforcement actions and regulatory policies or those that the FDA or the FTC may develop in the future could have a material adverse effect on our ability to provide existing or future applications or services to our end users or obtain the necessary corporate sponsorship to do so. The FDA and the FTC regulate the form, content and dissemination of labeling, advertising and promotional materials, including direct-to-consumer prescription drug and medical device advertising, prepared by, or for, pharmaceutical, biotechnology or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, regulated companies must limit their advertising and promotional materials to discussions of the FDA-approved claims and, in limited circumstances, to a limited number of claims not approved by the FDA. Therefore, any information that promotes the use of pharmaceutical or medical device products that is presented with our service is subject to the full array of the FDA and FTC requirements and enforcement actions. We believe that banner advertisements, sponsorship links and any educational programs that lack independent editorial control that we may present with our service could be subject to FDA or FTC regulation. While the FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on the advertiser, if the FDA or FTC finds that any regulated information presented with our service violates FDA or FTC regulations, they may take regulatory action against us or the advertiser or sponsor of that information. In 1996, the FDA announced it would develop a guidance document expressing a broad set of policies dealing with the promotion of pharmaceutical, biotechnology and medical device products on the Internet. Although the FDA has yet to issue that guidance document, agency officials continue to predict its eventual release. The FDA guidance document may reflect new regulatory policies that more tightly regulate the format and content of promotional information on the Internet.

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

To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties and license agreements with consultants, vendors and customers. We own the federal trademark registrations for the mark “HEALTHSTREAM.”

AVAILABLE INFORMATION

The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.healthstream.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our web site, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

OUR EMPLOYEES

As of December 31, 2002 we employed 175 persons. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a brief summary of the business experience of each of the executive officers of the Company. Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position

Robert A. Frist, Jr.	36	Chief Executive Officer, President and Chairman of the Board of Directors
Arthur E. Newman	54	Senior Vice President and Chief Financial Officer
Michael Pote	41	Senior Vice President
Fred Perner	49	Senior Vice President
Robert H. Laird, Jr.	35	Vice President, General Counsel and Secretary
Susan A. Brownie	38	Vice President of Finance and Corporate Controller

Robert A. Frist, Jr., one of our co-founders, has served as our chief executive officer and chairman of the board of directors since 1990 and president since 2001. Mr. Frist serves on the board of directors of HealthLeaders, Inc., a healthcare publisher and HearingPlanet, Inc., an online hearing aid distribution company. He graduated with a Bachelor of Science in business with concentrations in finance, economics and marketing from Trinity University.

Arthur E. Newman has served as our chief financial officer and senior vice president since January 2000. From April 1990 to August 1999, Mr. Newman served as executive vice president overseeing finance, human resources, information systems and customer service and fulfillment for Lippincott, Williams and Wilkins, formerly Waverly, Inc., a publicly traded medical sciences publisher. In May 1998, Waverly was acquired by Wolters Kluwer and merged with Wolters Kluwer’s existing U.S. based medical publisher, Lippincott-Raven Publishers. From August 1999 to January 2000, Mr. Newman served as the chief technology officer for Wolters Kluwer’s scientific, technical and medical companies consisting of five separate units. Mr. Newman serves on the board of directors of HealthLeaders, Inc., a healthcare publisher. Mr. Newman holds a Bachelor of Science in chemistry from the University of Miami and a Masters of Business Administration from Rutgers University.

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

Fred Perner has served as senior vice president since November 2000 and senior director from July 2000 to November 2000. From January 1999 until June 2000, Mr. Perner served as president of Education Design, Inc., a company acquired by HealthStream in July 2000. Mr. Perner served as corporate director of marketing for the Association of periOperative Registered Nurses from 1996 to 1999. From 1976 to 1988, Mr. Perner served various positions, including vice president of marketing and business development for the medical device group of Bristol Myers Squibb. Mr. Perner holds a Bachelor of Science in general management and a Masters in Business Administration from Indiana University. Mr. Perner also holds a J.D. from the University of Denver College of Law.

Robert H. Laird, Jr. has served as our vice president and general counsel since March 1997 and secretary since October 1999. Mr. Laird also served as our director of finance from March 1997 until November 1999. He holds a Bachelor of Arts in English from Tulane University, a J.D. from the University of Tennessee College of Law and a Masters of Business Administration from the University of Tennessee. Prior to attending graduate school from 1993 to 1996, Mr. Laird was employed by CIGNA, an insurance organization, in contracts administration from 1991 to 1993.

Susan A. Brownie has served as our vice president of finance and corporate controller since November 1999. From August 1986 until 1999, Ms. Brownie worked for KPMG LLP, a public accounting and consulting firm, most recently as a senior manager. She holds a Bachelor of Business Administration from the College of William and Mary and is a certified public accountant.

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

Although we were incorporated in 1990, we did not initiate our online operations until March 1999. As a result, we have only a limited operating history on which you can base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies introducing new methods of delivering products and services into a cautious market like the healthcare industry. Our failure to successfully address these risks and uncertainties could have a material adverse effect on our financial condition. Some of these risks and uncertainties relate to our ability to:

•	attract and maintain a large base of customers, both on the healthcare organization and the pharmaceutical and medical device sides of the business;

•	develop a scalable infrastructure, including additional hardware and software, customer and business support, systems and personnel, to support our business;

•	develop and introduce desirable services and compelling content;

•	establish and maintain strategic relationships with content providers or partners; and

•	respond effectively to competitive and technological developments.

Variability and length of our sales cycle for our products and services as well as our product mix may make our operating results unpredictable and volatile.

The period from our initial contact with a potential customer and the first purchase of our solution by the customer typically ranges from three to nine months, and in some cases has extended much further. In addition, the revenue recognition policies for sales of Internet-based learning products and other services vary significantly from our installed learning management products and content development services. As a result of both of these factors, we have only limited ability to forecast the timing and type of sales. This, in turn, makes it more difficult to predict quarterly financial performance.

Failure to effectively manage growth of our operations and infrastructure could disrupt our operations and prevent us from generating the revenues we expect.

We currently are experiencing a period of expansion in our customer utilization patterns and related infrastructure. We anticipate continued expansion in end user traffic from our Internet-based learning products and other services. To manage our growth, we must successfully implement, constantly improve and effectively utilize our operational and financial systems. Our existing or planned operational and financial systems may not be sufficient to support our growth.

The market for online training and continuing education in the healthcare industry is new and rapidly evolving.

Uncertainty as to the level of demand and market acceptance for online training and continuing education in the healthcare industry exposes us to a high degree of risk. Although our sales of HIPAA content during 2002 were promising, we cannot assure that the healthcare community will completely adopt online training and continuing education as a replacement for, or alternative to, traditional sources of training and continuing education. If the market for online training and continuing education fails to develop, develops more slowly than expected, becomes saturated with competitors, or e-learning does not prove to be an effective method for training, our business will suffer.

Failure to adequately address our customers’ needs in our products and services could prevent our anticipated growth in revenues.

Our management may not be able to effectively identify, manage and exploit existing and emerging market opportunities. If we do not adequately manage our product and service innovation opportunities, our business will suffer.

We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, technical and other resources.

Several of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than us, and several of the larger e-learning companies have from time-to-time announced their intentions to enter the healthcare e-learning market. Still others offer a lower cost service alternative that may capture a portion of our potential customer base. In addition, if such competitors were to offer a complete e-learning solution to the healthcare industry, our competitive position could be adversely affected. These companies may be able to respond more quickly than us to new or changing opportunities, technologies, standards or customer requirements.

We may be unable to effectively implement our growth strategy, which could have an adverse effect on our business and competitive position in the industry.

Our business strategy includes increasing our market share and presence through sales to new customers, further penetration and additional sales to existing customers, introductions of new products and services and strategic acquisitions that complement or enhance our business. We may not be able to identify, complete or integrate the operations of historical or future acquisitions. Some of the risks that we may encounter in implementing our growth strategy include:

•	expenses, delays and difficulties of integrating new products, services or acquired companies into our existing organization;

•	diversion of management’s attention from other business matters;

•	expenses associated with and difficulties in identifying potential new products and services and the costs associated with new products or acquisitions that are not completed;

•	expenses of any undisclosed or potential liabilities of any acquired company; and

•	adverse impact on our financial condition due to the timing of the new product introductions or acquisitions.

If any of these risks are realized, our business could suffer.

Our future success depends, in part, on our ability to sell additional content and services to existing customers, as well as obtaining new customers.

We plan to grow our revenues by sales to new customers as well as increasing our sales of content and other services to existing customers. Our identification of additional content and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our base of Internet-based customers. Because healthcare training continues to change and evolve, we may be unable to accurately predict and develop content and other products to address the needs of the healthcare industry. Continued growth of our Internet-based customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as continued content and product enhancements to address the needs of the healthcare industry.

Without the continued development and maintenance of the Internet and the availability of increased bandwidth to consumers, our business may not succeed.

Given the online nature of our business, without the continued development and maintenance of the Internet infrastructure, we could fail to meet our overall strategic objectives and ultimately fail to generate the user traffic and revenues we expect. This continued development of the Internet includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products for providing reliable Internet access and services. Because commerce on the Internet and the online exchange of information is evolving, we cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term. The success of our business will rely on the continued improvement of the Internet as a convenient and efficient means of information and content distribution.

Our business depends on the ability of our end users to access and use our courseware, as well as to conduct commercial transactions with us, without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth and access to our Web sites. Our penetration of a broader market and sale of additional services to existing customers will depend, in part, on continued proliferation of high speed Internet access. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increased users or bandwidth requirements may impair the performance of the Internet generally or our Web sites specifically. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of continuing education and training.

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

Despite protection of certain proprietary trademarks and domain names, a third-party could, without authorization, copy or otherwise appropriate our content or other information from our database. Our agreements with employees, consultants and others who participate in development activities could be breached. We may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in those jurisdictions. We currently hold several domain names. The legal status of intellectual property on the Internet is currently subject to various uncertainties. The current system for registering, allocating and managing domain names has been the subject of litigation and proposed regulatory reform. Additionally, legislative proposals have been made by the federal government that would afford broad protection to owners of databases of information, such as stock quotes. This protection of databases already exists in the European Union. There have been substantial amounts of litigation in the computer and online industries regarding intellectual property assets. Third-parties may claim infringement by us with respect to current and future products, trademarks or other proprietary rights, and we may counterclaim against such parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, divert management’s attention, cause product release delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition and operating results. Such royalty and licensing agreements may not be available on terms acceptable to us, if at all.

Financial Risks

Our limited operating history may prevent us from forecasting our revenues accurately.

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

We expect net losses in the future and acceptable profitability results may not materialize.

In 2002, we had a net loss of approximately $16.6 million. At December 31, 2002, our accumulated deficit was $65.5 million. We expect continued net losses and negative cash flow through at least the third quarter of 2003. There is no assurance that we will become profitable.

Our revenue recognition is dependent upon achievement of certain events, and our inability to recognize revenue in accordance with our expectations will harm our operating results.

In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include completion and acceptance by our customers of developed content and courseware. Utilization of courseware is required in connection with subscription Internet-based learning products and commercial support arrangements. While our customer contracts have not historically provided for minimum levels of participant registration or course completion, customer requirements may demand such contract features in the future. Further, delivery of customer-specific data is required for us to implement customers on our Internet-based learning platform. Accordingly, if customers do not provide us with the specified information in a timely manner, our ability to recognize revenues will be delayed, which could adversely impact our operating results.

We may not be able to meet our strategic business objectives unless we obtain additional financing, which may not be available to us on favorable terms or at all.

The net proceeds of our initial public offering, or IPO, and the preceding private offerings of our common and preferred stock, together with our current cash reserves, are expected to be sufficient to meet our cash requirements through at least 2003. However, we may need to raise additional funds in order to:

•	acquire complementary businesses, technology, content or products;

•	finance working capital requirements;

•	develop or enhance existing services or products;

•	respond to competitive pressures;

•	sustain content, distribution and development relationships; or

•	maintain required infrastructure to support our business.

At December 31, 2002, we had approximately $20.4 million in cash, cash equivalents, restricted cash, investments in marketable securities and related interest receivable. We have commitments to pay approximately $500,000 in 2003 related to certain agreements with various content partners and other strategic alliance agreements. We expect to incur approximately $1.0 to $ 1.5 million of capital expenditures during 2003 to support our business. We expect negative cash flows to continue through at least September 2003, and operating losses to continue through at least 2003. We cannot assure that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, and these securities may have rights, preferences or privileges senior to those of our shareholders.

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

The market for traditional and online training and continuing education services is competitive. Barriers to entry on the Internet are relatively low, and we expect competition to increase in the future. We face competitive pressures from numerous actual and potential competitors, both online and offline, many of which have longer operating histories, greater brand name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do. There is no assurance that online training and continuing education services provided by our existing and potential competitors will not be perceived by the healthcare community as being superior to ours.

If we fail to collect accurate and useful data about our end users, potential content partners may not support our services, which may result in reduced courseware revenues.

We plan to use utilization data about our end users to expand, refine and target our marketing and sales efforts. We collect most of our data from end users who report information to us as they register for courses on our Web site. If a large proportion of users are unwilling to provide data or if they falsify data, our marketing and sales efforts would be less effective, since content partners generally require detailed demographic data on their target audiences. In addition, laws relating to privacy and the use of the Internet to collect personal information could limit our ability to collect data and utilize our database. Failure to collect accurate and useful data could result in a substantial reduction in courseware revenues.

Risks Related to Operations

We may be unable to adequately develop our systems, processes and support in a manner that will enable us to meet the demand for our services.

We have provided our online products and services for less than four years and continue to develop our ability to provide our courses and education management systems on both a subscription and transactional basis over the Internet. Our future success will depend on our ability to effectively develop the infrastructure, including additional hardware and software, and implement the services, including customer support, necessary to meet the demand for our services. Our inability from time to time to successfully develop the necessary systems and implement the necessary services on a timely basis has resulted in our customers experiencing some delays or interruptions in their service. Such delays or interruptions may cause customers to become dissatisfied with our service and move to competing providers of traditional and online training and education services. If this happens, our revenues could be adversely affected, which would have a material adverse effect on our financial condition.

We derive a significant portion of our revenues from HCA, and the termination of our agreement with HCA would have a material adverse effect on our business.

We provide our Internet-based training and education services to HCA Information Technology & Services, Inc. (“HCA”) pursuant to an agreement that expires in October 2005. During 2002, we derived 18.1%, or $2.9 million, of our net revenues from HCA pursuant to this agreement. HCA has the right to terminate this agreement if we fail to deliver the required services under this agreement on a timely basis. A termination of our agreement with HCA would have a material adverse effect on our business as well as our ability to secure other large customers for the services of our Healthcare Learning Center.

Our business operations could be significantly disrupted if we lose members of, or fail to integrate, our management team.

Our future performance will be substantially dependent on the continued services of our management team and our ability to retain and motivate them. The loss of the services of any of our officers or senior managers could harm our business, as we may not be able to find suitable replacements. We do not have employment agreements with any of our key personnel, other than our chief executive officer, and we do not maintain any “key person” life insurance policies.

We may not be able to hire and retain a sufficient number of qualified employees and, as a result, we may not be able to grow as we expect or maintain the quality of our services.

Our future success will depend on our ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for developers, Web designers and sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. We have experienced difficulty in the past hiring qualified personnel in a timely manner for these positions. The pool of qualified technical personnel, in particular, is limited in Nashville, Tennessee, which is where our headquarters are located. We will need to maintain the size of our staff to support our anticipated growth, without compromising the quality of our offerings or customer service. Our inability to locate, hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our services.

We must continue to upgrade our technology infrastructure to effectively meet demand for our services.

We must continue to add hardware and enhance software to accommodate the increased content in our library and increased use of our Web site. In order to make timely decisions about hardware and software enhancements, we must be able to accurately forecast the growth in demand for our services. This growth in demand for our services is difficult to forecast and the potential audience for our services is large. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our systems may become unstable and our customers may encounter delays or disruptions in their service. Unscheduled downtime could harm our business and also could discourage current and potential end users and reduce future revenues.

Our data and Web server systems may stop working or work improperly due to natural disasters, failure of third-party services and other unexpected problems.

An unexpected event like a power or telecommunications failure, fire, flood, earthquake, or other catastrophic loss at our on-site data facility or at our Internet service providers’ facilities could cause the loss of critical data and prevent us from offering our services. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our Web server and network systems and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems.

We may lose users and lose revenues if our online security measures fail.

If the security measures that we use to protect personal information are ineffective, we may lose users of our services, which could reduce our revenues. We rely on security and authentication technology licensed from third parties. With this technology, we perform real-time credit card authorization and verification. We cannot predict whether these security measures could be circumvented by new technological developments. In addition, our software, databases and servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to spend significant resources to protect against security breaches or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.

Risks Related to Government Regulation, Content and Intellectual Property

Government regulation may require us to change the way we do business.

The laws and regulations that govern our business change rapidly. The United States government and the governments of states and foreign countries have attempted to regulate activities on the Internet. Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, content regulation and sales and use tax laws and regulations. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. See “Business - Government Regulation of the Internet and the Healthcare Industry” for a more complete discussion of these laws and regulations.

We may be liable to third parties for content that is available from our online library.

We may be liable to third parties for the content in our online library if the text, graphics, software or other content in our library violates copyright, trademark, or other intellectual property rights, our content partners violate their contractual obligations to others by providing content to our library or the content does not conform to accepted standards of care in the healthcare profession. We may also be liable for anything that is accessible from our Web site through links to other Web sites. We attempt to minimize these types of liabilities by requiring representations and warranties relating to our content partners’ ownership of the rights to distribute as well as the accuracy of their content. We also take necessary measures to review this content ourselves. Although our agreements with our content partners contain provisions providing for indemnification by the content providers in the event of inaccurate content, we cannot assure that our content partners will have the financial resources to meet this obligation. Alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management’s attention away from our business. See “Business - Intellectual Property and Other Proprietary Rights” for a more complete discussion of the potential effects of this liability on our business.

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

In addition, our business with pharmaceutical and medical device manufacturers is predicated on our ability to maintain accreditation status with organizations such as the Accreditation Council for Continuing Medical Education (“ACCME”), American Nurses Credentialing Center (“ANCC”), American Council for Pharmaceutical Education (“ACPE”) and others. The failure to maintain status as an accredited provider could result in a detrimental effect on our business.

Item 2. Properties

Our principal office is located in Nashville, Tennessee. Our lease for approximately 31,000 square feet at this location expires in 2005. The lease provides for two five-year renewal options. Rent at this location is approximately $24,000 per month through February 2004 and approximately $22,000 per month through April 2005.

As a result of our acquisition of m3, we are leasing approximately 6,000 square feet of office space in Dallas, Texas. The lease expires on January 31, 2007 and has a monthly rent of approximately $8,000. We are currently subleasing this office space at the rate of approximately $6,000 per month to a third party for the remaining term of the lease

As a result of our acquisition of Education Design, we are leasing approximately 8,000 square feet of office space in Denver, Colorado. The Denver lease expires on June 30, 2005 and has monthly rent of approximately $9,000 through June 30, 2003 and approximately $10,000 through June 30, 2005.

As a result of our acquisition of SynQuest Technologies, we are leasing approximately 3,700 square feet of office space in Raleigh, North Carolina. The Raleigh lease expires on September 30, 2004 and has monthly rent of $5,875 through June 30, 2003; $6,050 through August 31, 2003; $5,894 through September 30, 2003; $4,402 through June 30, 2004; and $4,534 through September 30, 2004. We are currently seeking to sublease this space.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market:

	High	Low

2002
First Quarter	$1.42	$1.11
Second Quarter	1.90	1.07
Third Quarter	1.41	0.79
Fourth Quarter	1.41	0.96
2001
First Quarter	$2.00	$1.03
Second Quarter	1.82	1.00
Third Quarter	1.70	1.05
Fourth Quarter	1.50	0.86

On March 21, 2003, there were 210 registered holders and approximately 1,925 beneficial holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

On February 28, 2003, options to purchase 15,000 shares at an exercise price of $1.27 per share were granted to an employee. On March 14, 2003, options to purchase up to 590,000 shares at an exercise price of $1.315 were granted to employees. These options vest annually over four years and expire eight years after issuance.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations.

RECENT SALES OF UNREGISTERED SECURITIES

There have been no sales of unregistered securities since December 31, 2001.

USE OF PROCEEDS

On April 10, 2000 our Registration Statement on Form S-1 (File No. 333-88939) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, we registered and sold 5,275,000 shares of common stock at a price of $9.00 per share. The managing underwriter was FleetBoston Robertson Stephens, Inc. The aggregate price of the amount offered and sold was $47,475,000. In connection with the issuance and distribution of the securities registered, we paid $3,323,250 related to underwriting discounts and commissions and approximately $2,000,000 of other expenses.

The net offering proceeds to the Company after deducting the total expenses noted above were approximately $42,200,000. From the effective date of the Registration Statement through December 31, 2002, we have used approximately $30,800,000 of the net offering proceeds to fund general operating expenses, acquisitions and other working capital needs.

Item 6. Selected Financial Data

The selected statements of operations data for the three-year period ended December 31, 2002 and the balance sheet data as of December 31, 2002 and 2001 are derived from our financial statements that have been audited by Ernst & Young LLP, our independent auditors, and are included elsewhere in this report. The balance sheet data as of December 31, 1999 and 1998 are derived from audited financial statements that are included in our initial filing on Form S-1 (Reg. No. 333-88939). You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report.

As discussed in “Acquisitions” elsewhere in this report, HealthStream acquired seven companies between 2000 and 2001. As a result of these acquisitions, the annual results presented below are not comparable. Revenues may be subject to fluctuations as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report. During 2002, we adopted SFAS No. 142 “Goodwill and Intangible Assets,” which eliminated the amortization of goodwill and indefinite lived intangible assets. In accordance with the provisions of SFAS No. 142, we recorded a transitional goodwill impairment charge of approximately $5.0 million as a cumulative effect of a change in accounting principle as of January 1, 2002. As a result of this accounting change, the annual results presented below are not comparable. See Note 6 to the Consolidated Financial Statements for details. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

		Year Ended December 31,
	2002	2001	2000	1999	1998

		(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$15,790	$13,503	$9,652	$2,568	$1,716
Operating costs and expenses:
Cost of revenues	5,970	5,772	4,357	2,138	1,057
Product development	4,679	5,041	5,639	2,037	443
Sales, marketing, general and administrative expenses	12,835	13,019	15,428	2,501	1,330
Depreciation and amortization	4,395	9,936	6,901	452	147
Office consolidation charge	164	401	—	—	—
Impairment of long-lived assets	105	712	—	—	—

Total operating costs and expenses	28,148	34,881	32,325	7,128	2,977
Loss from operations	(12,358)	(21,378)	(22,673)	(4,560)	(1,261)
Other income (expense)	717	1,802	2,388	104	(329)

Net loss, before cumulative effect of a change in accounting principle	(11,641)	(19,576)	(20,285)	(4,456)	(1,590)
Cumulative effect of a change in accounting principle	(5,000)	—	—	—	—

Net loss	$(16,641)	$(19,576)	$(20,285)	$(4,456)	$(1,590)

Net loss per share – basic and diluted, before cumulative effect of a change in accounting principle	$(0.57)	$(0.98)	$(1.29)	$(1.19)	$(0.49)
Cumulative effect of a change in accounting principle	(0.25)	—	—	—	—

Net loss per share – basic and diluted	$(0.82)	$(0.98)	$(1.29)	$(1.19)	$(0.49)

Weighted average shares of common stock outstanding – basic and diluted	20,261	19,921	15,786	3,757	3,256

			At December 31,
	2002	2001	2000	1999	1998

			(In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$4,070	$4,747	$19,831	$13,632	$51
Investments in marketable securities – short and long term	15,153	21,410	20,341	—	—
Working capital (deficit)	14,912	17,945	26,436	11,465	(2,854)
Total assets	32,913	49,247	70,452	17,455	1,153
Deferred revenue	3,346	3,274	2,764	791	323
Long-term debt and capital leases, net of current portion	41	119	216	186	32
Shareholders’ equity (deficit)	25,896	42,543	62,017	14,190	(2,285)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of HealthStream should be read in conjunction with “Selected Financial Data” and HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. HealthStream’s actual results may differ significantly from the results discussed and those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those described under “Risk Factors” and elsewhere in this report.

The following discussion provides an overview of our history together with a summary of our revenue recognition policies, product development policies, policy regarding impairment of goodwill, intangible and other long-lived assets, and the significant current year transactions. Our critical accounting policies include revenue recognition, product development costs and related capitalization, impairment of goodwill, intangible and other long-lived assets, and accounting for strategic alliances and acquisitions.

OVERVIEW AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

HealthStream was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. The Company evolved from an initial focus of providing multimedia tools for information dissemination to a facilitator of training tools for entities in the healthcare industry. Revenues from the healthcare organizations business unit (“HCO”) are derived from the following categories: provision of services through our Internet-based learning products, content subscriptions, licensing, maintenance and support of installed learning management products, content subscriptions, custom content development and a variety of online and enduring products. Revenues from the pharmaceutical and medical device company business unit (“PMD”) are derived from live event development, coordination and registration services, online development and training, Web cast events, and other educational and training services.

Revenue Recognition

Internet-based learning products including our Healthcare Learning CenterTM (“HLC”) and content subscriptions are provided on a per person subscription basis, with fees ranging from less than $1 to more than $6 per month, based on the size of the facilities’ employee population and the content offerings to which they subscribe. Contracts for e-learning products generally range from $5,000 to approximately $400,000 based on the duration of the contract, number of users and content involved. Revenue derived from the provision of services through our Internet-based learning products are recognized ratably over the term of the service agreement. The Company also offers training services for clients to facilitate integration of this technology. Fees for training are based on the time and efforts of the personnel involved. Other transaction-based online services are provided based on a fee ranging from $5 to $25 per underlying credit hour, or based upon access to a body of content for a defined period of time. Most courses provide one to three credit hours, however, during 2000 we began selling board review courses that include significantly more credit. We recognize revenue for all content subscription services ratably over the subscription period and recognize revenue for transaction-based online course sales when the course is delivered. Training revenues are generally recognized upon completion of training services. Late in 1999, we began entering into arrangements that provide for commercial support of online courseware. Such revenue is recognized based on an estimate of usage ratably over the term unless usage varies from this estimate. As discussed in “Risk Factors” above, revenue recognition policies for Internet-based learning products and other services vary significantly from our installed learning management products.

Revenues from installed learning management products are recognized upon shipment or installation of the software. The one-time license fee typically ranges from $20,000 to $200,000 based on the number of users. Revenues related to installed learning management products may be subject to seasonal fluctuations because purchases of these licenses typically are included in customers’ capital expenditure budgets. Training services are typically based on the length of the related training course. Such training revenues are typically recognized upon completion of the training services. Maintenance and technical support revenues are typically based on a percentage of the original contract amount and are recognized over the term of the service period. Revenues derived from content development services or the sale of products requiring significant modification, conversion or customization are recorded based on the percentage of completion method using labor hours. We recognize custom content development revenues based on the percentage of a project that is completed.

We recognize revenue from online and live event development and coordination services based on the percentage of completion method using labor hours or similar event milestones. This methodology requires ongoing estimates regarding the total expenses or significant milestones associated with the project as well as periodic estimates of the progress with respect to completion of such projects. Event registration services are recognized upon completion of the related event and are based on estimates of event registration (note: our registration fees do not vary based on the number of registrants unless there is an incongruency with the initial estimate). Revenues associated with online training are recognized over the term of the service period or over the historical usage period, if usage typically differs from the service period. All other service revenues, including Web cast events, are recognized as the related services are performed or products are delivered. Sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors as a result of drug and product introductions, meeting and conference dates and budget cycles for such companies.

We expect to continue to generate revenues by marketing our Internet-based products and services to healthcare workers through healthcare organizations. We expect that the portion of our revenues related to services provided via our Internet-based learning products will increase. Specifically, we will seek to generate revenues from healthcare workers by marketing to their employers or sponsoring organizations. The transaction fees for courseware resulting from this marketing may either be paid by the employer or sponsoring organization or, in the case of healthcare professionals, may be billed directly to the individual. Our Internet-based learning model allows us to host our system in a central data center, therefore eliminating the need for costly onsite installations of our software. Under the Internet-based learning model, revenues are generated by charging for use of our courseware on a subscription basis. In addition, we will continue to sell services on our Web site on a transaction basis.

We expect to continue to transition customers from our existing installed learning management platforms to our Internet-based learning products. We expect that revenues resulting from transition customers will remain comparable or increase when compared to the annual maintenance fees due to sales of additional content and courseware.

Product Development Costs

Product development costs include the costs to maintain and internally develop and convert content for our Internet-based learning and installed learning management products. Once technological feasibility is achieved, we capitalize the cost of content developed by third parties where the life expectancy is greater than one year and the anticipated cash flows from such content is expected to exceed the cost of the content. During 2002 and 2001, we capitalized approximately $100,000 and $1.3 million, respectively, related to third party content development. Such amounts are included in the accompanying consolidated balance sheets under the caption “prepaid development fees.” We amortize content development over its expected life, which is generally one to two years. Product development and content development costs that have been capitalized are subject to a periodic impairment review in accordance with our policy. During 2002 and 2001, we recorded impairment charges of approximately $105,000 and $400,000, respectively, with respect to certain content development fees. See Note 4 of the Consolidated Financial Statements for additional information.

We account for Web site development costs in accordance with EITF Issue No. 00-2 “Accounting for Web Site Development Costs,” which provides guidance on when to capitalize versus expense costs incurred to develop a Web site. Product development costs incurred to establish the technological feasibility of computer software products, such as our installed learning management products that are developed for resale, and Internet-based learning products and Web sites prior to June 30, 2000 were charged to expense as incurred. We capitalize costs incurred between the point of establishing technological feasibility and general release when such costs are material. As of December 31, 2002 and 2001, we had no capitalized internal development costs for computer software developed for resale. We did not capitalize any internal Web site development costs during 2002 or 2001 since the costs related to planning or operation of such products and sites. The costs incurred with respect to our Internet-based learning products and Web sites were incurred prior to the adoption of EITF No. 00-2.

Goodwill, intangibles and other long-lived assets

We account for goodwill and intangibles and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As discussed further in Notes 1 and 6 to the Consolidated Financial Statements, we adopted both SFAS Nos. 142 and 144 effective January 1, 2002. We measure for impairment at the reporting unit level using a discounted cash flow model to determine the estimated fair value of the reporting units. Our discounted cash flow model contains significant assumptions and accounting estimates about discount rates, future cash flows and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future. We perform our goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist and also during the fourth quarter each year.

In connection with our adoption of SFAS No. 142, we completed a transitional goodwill impairment evaluation. As a result of this evaluation, we recognized a transitional impairment loss of $5.0 million. This impairment evaluation included significant assumptions and accounting estimates as described above.

Through December 31, 2001, we accounted for goodwill and intangibles in accordance with Accounting Principles Board Opinion No. 17, “Intangible Assets” and other long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” (“Statement 121”). In accordance with Statement 121, we reviewed internal and external factors to determine whether events or changes in facts and circumstances were present and indicative of an impairment of long-lived assets. This review included estimates of future cash flows related to such long-lived assets. As discussed in Notes 1 and 4 to the Consolidated Financial Statements, we recorded charges of approximately $105,000 and $712,000 related to impairments of long-lived assets during the years ended December 31, 2002 and 2001, respectively.

Strategic Alliances

Effective October 1, 2001, we entered into a new four-year agreement with HCA Information Technology & Services, Inc. (“HCA”), replacing the prior agreement with Columbia Information Systems, Inc. that had approximately two and one half years remaining. Together with HCA, we mutually agreed to cancel the warrant held by CIS Holdings, Inc., an affiliate of HCA, to purchase our common stock. As a result, we are no longer amortizing the remaining cost of the warrant as a reduction of revenues. See Note 3 of the Consolidated Financial Statements for additional information. Revenues from April 1, 2000 through September 2001, provided under the prior service agreement that included the grant of the warrant to CIS Holdings, Inc., were recognized as services were rendered, net of the amortization of the fair value of the related warrant as a reduction of the revenues proportionately over the term of the four-year agreement.

In February 2000, we entered into a five-year agreement with WebMD Corporation, formerly Healtheon/WebMD (“WebMD”). The agreement provided that we would be the exclusive provider of education, continuing education and training services for all healthcare organizations, healthcare professionals and healthcare workers on all Web sites owned or operated by WebMD in exchange for certain guaranteed payments. WebMD also purchased $10.0 million of our common stock in a private sale that closed concurrently with our IPO. During 2000, we expensed and paid WebMD $1.5 million. At December 31, 2000, we accrued but did not pay royalties related to this agreement of $1.5 million. On January 5, 2001, we terminated the prior agreement with WebMD and set forth a new business arrangement. Under the new, non-exclusive three-year agreement, we are a preferred provider of continuing medical education, continuing education and board preparation courses for WebMD’s professional portal. Under this new arrangement, financial consideration is based entirely on revenues generated from the sale of HealthStream’s services to WebMD’s professional portal customers. In connection with this new agreement, we recorded a gain of $1.5 million related to the renegotiation.

Acquisitions

We have acquired the following companies since 2000 all of which were accounted for using the purchase method of accounting:

de’MEDICI Systems. On January 26, 2001, we acquired substantially all of the assets of de’MEDICI Systems (“de’MEDICI”), a business unit of Lippincott Williams & Wilkins, Inc., for approximately $330,000 in cash and 181,250 shares of the Company’s common stock. de’MEDICI provided computer based education and training to over 230 hospitals and healthcare organizations. The de’MEDICI business generates installed learning management product and Internet-based learning revenues.

SynQuest Technologies, Inc. On September 18, 2000, we acquired substantially all of the assets of SynQuest Technologies, Inc. (“SynQuest”) for 787,087 shares of our common stock and assumption of certain debt and other liabilities, $2.3 million of which were repaid in connection with the purchase transaction. SynQuest provided online training and education to hospitals and healthcare organizations. The SynQuest business generates installed learning management product and Internet-based learning revenues.

Education Design, Inc. On July 1, 2000, we acquired substantially all of the assets of Education Design, Inc. (“EDI”) for $3.0 million in cash and 184,421 shares of our common stock. In addition, approximately $300,000 of cash and 31,711 shares of our common stock were provided to the employees of EDI, subject to certain restricted stock award agreements. EDI provided services for live educational events that are supported by the medical device industry. The EDI business generates live continuing education activity revenues.

EMINet, Inc. On January 28, 2000, we acquired substantially all of the assets of Emergency Medicine Internetwork, Inc. d/b/a EMInet for $640,000 in cash and 269,902 shares of our common stock. In addition, we issued 2,170 additional shares of our common stock based on post acquisition events. EMInet sold online medical education content to emergency medical services personnel. The EMInet business generates revenues related to sales of subscription products.

m3 the Healthcare Learning Company. On January 28, 2000, we acquired substantially all of the assets and liabilities of Multimedia Marketing, Inc. d/b/a m3 the Healthcare Learning Company (“m3”) for $600,000 in cash and 818,037 shares of our common stock. m3 provided interactive, multimedia education and training solutions to hospitals and other healthcare organizations. The m3 business generates installed learning management product and Internet-based learning revenues.

Quick Study, Inc. On January 11, 2000, the Company acquired substantially all of the assets and liabilities of Quick Study, Inc. (“Quick Study”) for $59,000 in cash and 61,397 shares of the Company’s common stock. In addition, the Company issued 6,669 additional shares of common stock based on post acquisition events. Quick Study published CD-ROM and network-based products for the healthcare industry. The Quick Study business generates installed learning management product and Internet-based learning product revenues.

KnowledgeReview, LLC. On January 3, 2000, the Company acquired substantially all of the assets of KnowledgeReview, LLC (d/b/a “CMECourses.com”) for $310,000 in cash and 17,343 shares of the Company’s common stock. KnowledgeReview owned and operated an Internet Web page that provided a search engine that helped physicians locate continuing medical education by specialty and facilitated online registration for such courses. The CMECourses.com business generates one-time sales of CD-ROM products and generates traffic for our online courseware sales.

As a result of these acquisitions and other acquisitions consummated prior to 2000, we had recorded goodwill of $18.3 million and $6.9 million of other acquisition intangibles at December 31, 2002. Goodwill and intangibles, net of accumulated amortization totaled approximately $5.0 million and $11.9 million as of December 31, 2002 and 2001, respectively, and represented 15.1% and 24.1% of total assets and 19.1% and 27.9% of total shareholders’ equity at December 31, 2002 and 2001, respectively. Our weighted average amortization period is 3.5 years. In addition to the impact of estimates on the ongoing evaluation of the carrying value of goodwill, intangible and other long-lived assets, significant estimates were involved in recording the above acquisitions using the fair value methodology provided for under the purchase method of accounting. Such estimates impacted the values assigned to the assets purchased and liabilities assumed as well as establishment of the estimated useful lives of the related tangible and intangible assets.

In addition to the accounting policies and significant estimates discussed above, additional estimates are required in preparing our consolidated financial statements. The critical accounting estimates not discussed above include estimates related to our allowance for doubtful accounts and product development. As described further in Note 1 to the Consolidated Financial Statements, we estimate our allowance for doubtful accounts using a specific identification method based on the facts and circumstances at each evaluation date as well as providing for an additional allowance for accounts not specifically identified as potentially uncollectible. In connection with product development, our significant estimates involve the assessment of technological feasibility for new products, as well as the expected useful life of costs associated with new products and content. Once capitalized, product and content development costs are subject to the policies and estimates described above regarding goodwill, intangible and other long-lived assets.

To date, we have incurred substantial costs to develop our technologies, create, license and acquire our content, build brand awareness, develop our infrastructure and expand our business, and have yet to achieve sufficient revenues to generate positive operating cash flows. As a result, we have incurred operating losses in each fiscal quarter since 1994. We expect operating losses to continue through 2003 as we continue to expand our business and develop and sell new products and services. These costs could have a material adverse effect on our future financial condition or operating results. We believe that period-to-period comparisons of our financial results prior to January 1, 2002 are not necessarily meaningful, and you should not rely upon them as an indication of our future performance.

RESULTS OF OPERATIONS

Revenues and Expense Components

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations. As discussed in Note 1 to the Consolidated Financial Statements, we began producing discrete financial information under two reportable segments during 2001, HCO and PMD. As a result of this change, we have provided comparative financial data for these segments for 2002 and 2001 and have provided comparative 2000 information to the extent such information was prepared.

Revenues. Revenues for our HCO business unit currently consist of the provision of services through our Internet-based learning products, the licensing of our installed learning management products, maintenance and support services, content subscriptions and online development. Revenues for our PMD business unit consist of online and live event development, coordination and registration services, online products and commercial support, sale of online enduring products and training services, and Web cast events.

Cost of Revenues. Cost of revenues consists primarily of salaries and employee benefits, materials, hosting costs, and other direct expenses associated with revenues as well as royalties paid to content providers and distribution partners based on a percentage of revenues.

Product Development. Product development expenses consist primarily of salaries and employee benefits, third-party content acquisition costs, costs associated with the development of content and expenditures associated with maintaining, developing and operating our Web sites and training delivery and administration platform. In addition, product development expenses are associated with the development of new products.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, advertising, promotions, and related marketing costs.

Other General and Administrative Expenses. Other general and administrative expenses consist primarily of salaries and employee benefits, facility costs and fees for professional services.

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of content, license fees, and royalties paid to content providers that are of a fixed nature.

Other Income/Expense. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to capital leases, other long term obligations, debt and loans from related parties.

2002 Compared to 2001

Revenues. Revenues increased approximately $2.3 million, or 17.0%, to $15.8 million for 2002 from approximately $13.5 million for 2001. Revenues for 2002 consisted of $9.8 million for our HCO unit and $6.0 million for our PMD unit. In 2001, revenues consisted of $8.0 million for our HCO unit and $5.5 million for our PMD unit. The increase in HCO revenues over 2001 related primarily to growth in our Internet-based learning network, increased content subscriptions and the cancellation of a warrant to purchase our common stock previously held by HCA, which eliminated the amortization of the warrant value previously recognized as a reduction of revenues for the first nine months of 2001. HCO revenues through September 2001 are presented net of warrant expense of approximately $1.5 million. PMD revenue increases resulted primarily from live event services.

During 2002 the components of HCO revenues changed compared to 2001, as subscription revenues from our Internet-based learning products increased by approximately $2.3 million, while elimination of the warrant resulted in another $1.5 million of the increase. The increase in subscription revenues from our Internet-based learning products is attributable to the growth in our Internet-based learning network, which was comprised of approximately 580,000 activated subscribers as of December 31, 2002, and as a result of delivering additional content to those subscribers. These HCO revenue increases were offset by declines in revenues of approximately $2.0 million from sales of licenses and maintenance fees associated with our installed learning management products, which is consistent with our strategy to transition these customers to our Internet-based learning products. We anticipate continuation of these trends in 2003.

During 2002, PMD revenues increased over 2001 primarily due to approximately $900,000 of growth in live event development and coordination services. These increases were partially offset by declines of $400,000 in online development services and Web cast revenues. The increase in live event development and coordination services resulted from both providing additional services to existing customers as well as sales to new customers. We expect PMD revenues to increase as well during 2003 due to increased penetration of existing customer relationships as well as sales to new customers. Consistent with the trends noted during 2002, we anticipate reduced revenues derived from online development services and no significant revenues from our Web cast product during 2003.

During 2002, 45.3% of revenues related to our Internet-based learning products, 27.1% related to live event development and coordination services, 13.3% related to maintenance and support fees for our installed learning management products, 10.3% related to online development services, 2.0% related to our installed learning management product licensing fees and 2.0% related to Web casts. During 2001, 26.7% of revenues related to live event development coordination, and registration services, 19.3% related to maintenance and support fees for our installed learning management products, 14.9% related to our Internet-based learning products, 12.7% related to other transactions and product sales (including commercial support), 11.3% related to online development services, 10.9% related to our installed learning management product licensing fees, and 4.2% related to Web casts.

Cost of Revenues. Cost of revenues increased approximately $200,000, or 3.4%, to $6.0 million for 2002 from approximately $5.8 million for 2001. The increase resulted primarily from additional costs associated with increased expenses related to live event development and coordination services, such as personnel expenses, travel and contract labor. Cost of revenues as a percentage of revenues decreased from 42.7% for 2001 to 37.8% for 2002. This decrease as a percentage of revenues resulted from the change in revenue composition discussed above.

Cost of revenues for our HCO unit decreased approximately $700,000 from $2.6 million in 2001 to $1.9 million in 2002, and approximated 19.7% and 33.3% of revenues for 2002 and 2001, respectively. The decrease as a percentage of revenues for our HCO unit is a result of changes in revenue components, discussed above, and decreases in personnel expenses, travel, contract labor, and hosting fees. We expect that the cost of revenues for the HCO unit will increase during 2003, but decrease as a percentage of revenues as revenues from the Internet-based learning products are expected to increase. Cost of revenues for the PMD unit increased approximately $700,000 from $3.0 million in 2001 to $3.7 million in 2002 , and approximated 61.1% and 54.5% of revenues for 2002 and 2001, respectively. This percentage increased in 2002 due to additional personnel expenses and other direct costs associated with our live event development and coordination services and the redesignation of certain personnel and other direct costs associated with online development and content services as costs of revenues in 2002, which were previously designated as product development costs in 2001. We expect cost of revenues for the PMD unit to decrease as a percentage of revenues during 2003 as a result of growth in revenues associated with higher margin products. Cost of revenues for our unallocated corporate functions increased approximately $200,000 to $300,000 in 2002 from $100,000 in 2001. This increase is a result of combining customer service and site operation efforts into our corporate function.

Product Development. Product development expenses decreased approximately $300,000, or 7.2%, to $4.7 million for 2002 from approximately $5.0 million for 2001. The reduction in product development expenses is associated with our change in focus away from the development, maintenance, and support of our installed learning management products and certain content development to an increased focus on fewer specific new products. Product development expenses as a percentage of revenues decreased to 29.6% for 2002 from 37.3% for 2001. The decrease as a percentage of revenues resulted from increased revenues and lower support costs associated with our installed learning management products and lower development costs associated with content and application maintenance.

Product development expenses for the HCO unit increased $500,000 from $2.7 million in 2001 to $3.2 million in 2002, or 20.5%, and approximated 33.2% and 33.8% of revenues for 2002 and 2001, respectively. The increase is related to the development of certain content and specific new products, but such increases were partially offset by declines associated with maintaining fewer installed learning management products. Product development expenses for the PMD unit decreased $400,000 from $1.1 million in 2001 to $700,000 in 2002, or 38.2%, and approximated 10.9% and 19.1% of revenues for 2002 and 2001, respectively. The decrease is related to a redesignation of certain personnel and other direct costs associated with online development and content services as a cost of revenues. Product development expenses for the PMD unit during 2002 were focused on the development of a new product, Hospital Direct. This product is intended to expand our existing Internet-based learning products by providing pharmaceutical and medical device companies with opportunities to provide facility based personnel online product training.

The unallocated corporate portion of our product development expenses decreased approximately $500,000 from $1.3 million in 2001 to $800,000 in 2002, or 39.4%, primarily resulting from an increased focus on the development of certain content and new products for our HCO unit. Our product development efforts have shifted from platform development by corporate personnel in 2001 to specific new product developments within the HCO and PMD units during 2002. We expect product development expenses during 2003 for both business units to decrease from the levels experienced during 2002, as we focus on the development of fewer new products.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, increased by $500,000, or 9.0%, from $5.9 million in 2001 to approximately $6.4 million in 2002. The increase is a result of additional sales commissions of $800,000 associated with higher new contract values in 2002 compared to 2001. This increase was partially offset by decreases in personnel related expenses and travel. Sales and marketing expenses as a percentage of revenues decreased from 43.7% in 2001 to 40.7% in 2002, primarily as a result of increased revenues.

Sales and marketing expenses for the HCO unit increased approximately $300,000 from $4.6 million in 2001 to $4.9 million in 2002, and approximated 49.8% and 57.7% of revenues during 2002 and 2001, respectively. This percentage decreased in 2002 due to increases in HCO revenues and decreases in personnel expenses and travel of $300,000, offset by increases in sales commissions of $600,000. Sales and marketing expenses for the PMD unit increased approximately $200,000 from $1.3 million in 2001 to $1.5 million in 2002, and approximated 24.7% and 23.4% of revenues during 2002 and 2001, respectively. The percentage increased during 2002 due to additional sales commissions associated with higher new contract values during 2002 and an increase in personnel compared to 2001. We expect sales and marketing expenses for the HCO unit to decrease in total and as a percentage of revenues during 2003, primarily as a result of changes in our commission structure and due to the expected increases in revenues. We expect sales and marketing expenses for the PMD unit to increase during 2003, but be comparable to 2002 as a percentage of revenues due to the expected increases in revenues.

Depreciation and Amortization. Depreciation and amortization decreased by $5.5 million, or 73.2%, from $9.9 million for 2001 to approximately $4.4 million for 2002. The decrease is attributable to the discontinuation of goodwill amortization, which resulted from the implementation of new accounting standards during 2002. We expect depreciation to increase as a result of new capital expenditures during 2003, while we expect amortization to decrease as certain intangible assets and other long-lived assets are fully amortized.

Other General and Administrative. Other general and administrative expenses decreased approximately $700,000, or 10.0%, from $7.1 million for 2001 to approximately $6.4 million for 2002. Excluding the gain on the WebMD contract renegotiation of $1.5 million during 2001, other general and administrative expenses decreased approximately $2.2 million, or 31.1%, primarily as a result of consolidating offices and corporate functions. Other general and administrative expenses as a percentage of revenues decreased to 40.6% for 2002 from 52.8% for 2001.

Other general and administrative expenses for the HCO unit decreased $1.4 million from $2.5 million in 2001 to $1.1 million in 2002, and approximated 11.6% and 31.4% of revenues for 2002 and 2001, respectively. The percentage decreased as a result of increased revenues and lower expenses associated with the consolidation of offices. Other general and administrative expenses for the PMD unit were comparable between 2002 and 2001, approximating 15.7% and 16.4% of revenues, respectively. Other general and administrative expenses for our unallocated corporate functions, excluding the gain on the WebMD contract renegotiation of $1.5 million, decreased $900,000 from $5.2 million in 2001 to $4.3 million in 2002, or 16.8%, primarily as a result of consolidating offices and corporate functions. We expect other general and administrative expenses for 2003 to decrease in total and as a percentage of revenues as a result of the consolidation of corporate functions and expected increases in revenues.

Office Consolidation Charge. The Company recorded office consolidation charges in 2002 and 2001, totaling approximately $165,000 and $401,000, respectively, as a result of closure of the Raleigh office in 2002 and the Dallas and Boston offices in 2001. The charge in 2002 consisted of lease obligations in excess of estimated sublease income. The charge in 2001 consisted of lease obligations in excess of estimated sublease income and impairment of certain fixed assets. The closure of these facilities resulted from the Company’s actions to consolidate facilities and eliminate duplicative tasks in order to maximize economies of scale within the organization.

Impairment of Long-lived Assets. The Company recorded impairment charges in 2002 and 2001 totaling approximately $105,000 and $712,000, respectively. During 2002, the impairment loss resulted from prepaid content development fees for which the future estimated cash flows did not exceed the carrying value of the related content. During 2001, approximately $400,000 of the impairment related to prepaid content development fees for which the future estimated cash flows did not exceed the carrying value of the related content. In addition, during 2001 we recognized a loss of approximately $312,000 related to fixed assets that will not be used in future operations. The assets were written down to their estimated fair value, net of selling costs.

Other Income/Expense. Other income/expense decreased $1.1 million, or 60%, from income of $1.8 million for 2001 to income of approximately $700,000 for 2002. The decrease resulted from a reduction of interest income from investments in marketable securities due to lower invested balances and to a lesser degree, lower yield rates. We expect other income/expense to continue to decrease during 2003 primarily due to cash from invested balances used in operations.

Cumulative effect of a change in accounting principle. We adopted SFAS No. 142 “Goodwill and Intangible Assets,” effective January 1, 2002. In accordance with the transitional adoption provisions of SFAS No. 142, we recorded a non-cash goodwill impairment charge associated with our HCO unit of $5.0 million. The non-cash charge has been recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. See Note 6 to the Consolidated Financial Statements for additional information.

Net Loss. Net loss decreased approximately $3.0 million, or 15.0%, from a loss of $19.6 million for 2001 to a loss of approximately $16.6 million for 2002, due to the factors mentioned above. Pro forma net loss, adjusted for the discontinuation of goodwill amortization of $5.3 million and adjusted for the cumulative effect of a change in accounting principle of $5.0 million, decreased $2.6 million, or 13.1%, to a pro forma loss of $11.6 million for 2002 from a pro forma loss of $14.2 million for 2001.

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

During 2001, 26.7% of revenues related to live event development, coordination and registration services, 19.3% related to maintenance and support fees for our installed learning management products, 14.9% related to our Internet-based learning products, 12.7% related to other transactions and product sales (including commercial support), 11.3% related to online development services, 10.9% related to our installed learning management product licensing fees and 4.2% related to Web cast events. During 2000, 29.6% of revenues related to our installed learning management product licensing fees, 18.0% related to live event development, coordination and registration services, 14.5% related to maintenance and support fees for our installed learning management products, 14.0% related to other transactions and product sales (including commercial support), 13.9% related to online development services, 5.6% related to Web cast events and 4.4% related to Internet-based learning products.

Cost of Revenues. Cost of revenues increased approximately $1.4 million, or 32.5%, to $5.8 million for 2001 from approximately $4.4 million for 2000. The increase was primarily due to additional personnel associated with implementation of Internet-based learning products, higher direct costs associated with live event development, coordination and registration services and growth in other direct expenses that increase along with related revenues. As a percentage of revenues, cost of revenues decreased to 42.7% for 2001 from 45.1% for 2000. This decrease as a percentage of revenues resulted from lower costs associated with installed learning management products and lower fixed costs associated with Internet-based learning products. Cost of goods approximated 33% of revenues for HCO and 55% of revenues for PMD during 2001.

Product Development. Product development expenses decreased approximately $600,000, or 10.6%, to $5.0 million for 2001 from approximately $5.6 million for 2000. As a percentage of revenues, product development expenses decreased to 37.3% for 2001 from 58.4% for 2000. This decrease was due primarily to lower installed learning management product support costs. Product development expenses as a percentage of revenues approximated 34% for HCO and 19% for PMD in 2001.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, increased by $100,000, or 1.8%, to $5.9 million in 2001 from $5.8 million in 2000. The increase related primarily to an increase of $700,000 related to personnel costs associated with additional sales personnel and the full year impact of the SynQuest acquisition in September 2000 as well as increased commissions associated with new contract value in 2001. This increase was partially offset by a decrease of $600,000 associated with lower advertising and marketing spending in 2001. As a percentage of revenues, sales and marketing expenses decreased to 43.7% in 2001 from 60.0% in 2000. Sales and marketing as a percentage of revenues approximated 58% for HCO and 23% for PMD for 2001.

Depreciation and Amortization. Depreciation and amortization increased by $3.0 million, or 44.0%, to $9.9 million for 2001 from $6.9 million for 2000. The increase consisted of a $2.2 million increase in amortization, primarily associated with the 2001 acquisition of de’MEDICI and the full year impact of the 2000 acquisitions of SynQuest and EDI. The depreciation increase of $0.8 million related to the impact of fixed asset additions associated with the acquisitions and those added in the normal course of business.

Other General and Administrative. Other general and administrative expenses decreased approximately $2.5 million, or 26.1%, to approximately $7.1 million for 2001 from approximately $9.6 million for 2000. As a percentage of revenues, other general and administrative expenses decreased to 52.8% for 2001 from 99.9% for 2000. The decrease is attributable to a $1.5 million gain on the renegotiation of the WebMD agreement during 2001 as well as the elimination of $3.0 million in fixed royalties incurred during 2000 associated with the WebMD arrangement. The gain and decline in fixed royalties were somewhat offset by the full year impact of the

SynQuest and EDI acquisitions, which resulted in additional administrative personnel and facility expenses. The impact of these acquisitions was partially mitigated by the consolidation of offices and administrative functions during 2001. Other general and administrative expenses as a percentage of revenues approximated 31% for HCO and 16% for PMD during 2001.

Office Consolidation Charge. The Company recorded a non-recurring office consolidation charge in 2001, totaling approximately $400,000, as a result of closure of its Dallas and Boston offices. The charge consisted of lease obligations in excess of estimated sublease income and impairment of certain fixed assets. The closure of these facilities resulted from the Company’s efforts to consolidate facilities and eliminate duplicative tasks in order to maximize economies of scale within the organization.

Impairment of Long-lived Assets. The Company recorded an impairment charge in 2001 totaling approximately $712,000. Approximately $400,000 of the impairment related to prepaid content development fees for which the future estimated cash flows exceeded the anticipated future revenues to be generated from the content. In addition, we recognized a loss of approximately $312,000 related to fixed assets that will not be used in future operations. The assets were written down to their estimated fair value, less costs to sell.

Other Income/Expense. Other income decreased $600,000, or 24.6%, to approximately $1.8 million for 2001 from approximately $2.4 million for 2000. The decrease was primarily due to a reduction of interest income from investments. We expect other income to continue to decrease during 2002 primarily due to cash used in operations.

Net Loss. Net loss decreased approximately $700,000, or 3.5%, to approximately $19.6 million for 2001 from approximately $20.3 million for 2000 due to the factors mentioned above.

SELECTED QUARTERLY OPERATING RESULTS

The following tables set forth selected statement of operations data for the eight quarters ended December 31, 2002 and 2001 both in absolute dollars and as a percentage of total revenues. The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

	2002	2002	2002	2002

	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$3,535	$4,134	$4,058	$4,063
Operating costs and expenses:
Cost of revenues	1,832	1,558	1,349	1,231
Product development	1,009	1,217	1,212	1,241
Sales and marketing	1,561	1,658	1,480	1,727
Depreciation	448	399	395	391
Amortization	713	733	685	630
Other general and administrative expenses	1,649	1,881	1,489	1,391
Office consolidation charge	—	97	—	67
Impairment of long-lived assets	—	—	—	105

Total operating costs and expenses	7,212	7,543	6,610	6,783
Loss from operations	(3,677)	(3,409)	(2,552)	(2,720)
Other income	248	169	171	129

Net loss before cumulative effect of a change in accounting principle	(3,429)	(3,240)	(2,381)	(2,591)
Cumulative effect of a change in accounting principle	(5,000)	—	—	—

Net loss	$(8,429)	$(3,240)	$(2,381)	$(2,591)

Net loss per share – basic and diluted, before cumulative effect of a change in accounting principle	$(0.17)	$(0.16)	$(0.12)	$(0.13)
Cumulative effect of a change in accounting principle	(0.25)	—	—	—

Net loss per share – basic and diluted	$(0.42)	$(0.16)	$(0.12)	$(0.13)

Weighted average shares of common stock outstanding – basic and diluted	20,196	20,251	20,290	20,306

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

	2001	2001	2001	2001

	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$3,054	$3,523	$3,078	$3,848
Operating costs and expenses:
Cost of revenues	1,626	1,175	1,281	1,690
Product development	1,203	1,284	1,263	1,290
Sales and marketing	1,408	1,549	1,422	1,515
Depreciation and amortization	2,410	2,475	2,528	2,523
Other general and administrative expenses	1,373	2,223	1,767	1,762
Office consolidation charge	—	401	—	—
Impairment of long-lived assets	—	—	—	712

Total operating costs and expenses	8,020	9,107	8,261	9,492
Loss from operations	(4,966)	(5,584)	(5,183)	(5,644)
Other income	585	376	395	446

Net loss	$(4,381)	$(5,208)	$(4,788)	$(5,198)

Net loss per share – basic and diluted	$(0.22)	$(0.26)	$(0.24)	$(0.26)

Weighted average shares of common stock outstanding – basic and diluted	19,968	19,655	19,846	20,068

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

	2002	2002	2002	2002

	(% of Revenues)
STATEMENT OF OPERATIONS DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues	51.8	37.7	33.3	30.3
Product development	28.5	29.5	29.9	30.5
Sales and marketing	44.2	40.1	36.5	42.5
Depreciation	12.7	9.6	9.7	9.6
Amortization	20.2	17.7	16.9	15.5
Other general and administrative expenses	46.7	45.5	36.7	34.2
Office consolidation charge	—	2.4	—	1.7
Impairment of long-lived assets	—	—	—	2.6

Total operating costs and expenses	204.0	182.5	163.0	167.0
Loss from operations	(104.1)	(82.5)	(63.0)	(67.0)
Other income	7.0	4.1	4.2	3.2

Net loss before cumulative effect of a change in accounting principle	(97.1)	(78.4)	(58.8)	(63.8)
Cumulative effect of a change in accounting principle	(141.4)	—	—	—

Net loss	(238.5)	(78.4)	(58.8)	(63.8)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

	2001	2001	2001	2001

	(% of Revenues)
STATEMENT OF OPERATIONS DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues	53.3	33.3	41.6	43.9
Product development	39.4	36.5	41.0	33.5
Sales and marketing	46.1	43.9	46.2	39.4
Depreciation and amortization	78.9	70.3	82.1	65.5
Other general and administrative expenses	44.9	63.1	57.4	45.8
Office consolidation charge	—	11.4	—	—
Impairment of long-lived assets	—	—	—	18.5

Total operating costs and expenses	262.6	258.5	268.3	246.6
Loss from operations	(162.6)	(158.5)	(168.3)	(146.6)
Other income	19.2	10.7	12.8	11.6

Net loss	(143.4)	(147.8)	(155.5)	(135.0)

Factors Affecting Quarterly Operating Results

Revenues from installed learning management systems may be subject to fluctuations because purchases of these licenses typically are included in customers’ capital expenditure budgets, and sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors as a result of timing of conferences and live events as well as drug and product introductions and budget cycles for such companies. During the first quarter of 2002, we recorded a $5.0 million charge as a cumulative effect of a change in accounting principle as a result of applying new accounting rules for goodwill (See Note 6 to the Consolidated Financial Statements). During the second and fourth quarters of 2002, we recorded office consolidation charges for the closure of our Raleigh, NC office. During the second quarter of 2001, we closed our Boston, MA and Dallas, TX office locations and recorded an office consolidation charge. Further, during our evaluation of long-lived assets in the fourth quarter of 2002 and 2001, we recorded certain impairment charges (See Note 4 to the Consolidated Financial Statements). Effective October 1, 2001 we no longer amortize the cost associated with a warrant held by a customer as a reduction of revenues (See Note 3 to the Consolidated Financial Statements).

Liquidity and Capital Resources

Since our inception, we have financed our operations largely through proceeds from our IPO, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.

Net cash used in operating activities was approximately $5.8 million in 2002 compared to $9.7 million in 2001. Cash used in operating activities during 2002 related to the $16.6 million net loss, increases in restricted cash and prepaid development fees and decreases in accounts payable. These operating uses of cash were offset by the $5.0 million cumulative effect of a change in accounting principle, depreciation and amortization of $4.4 million, office consolidation charge of $200,000, impairment charge of $100,000 and $300,000 for the provision for doubtful accounts. In addition, a $400,000 decline in accounts and unbilled receivables, $200,000 decline in interest receivable, $400,000 decline in other assets and $300,000 of increases in registration liabilities also provided an offset to the 2002 cash uses described above. Cash used in operating activities during 2001 related to the $19.6 million net loss, the $1.5 million gain on the WebMD renegotiation, increases in accounts and unbilled receivables, prepaid development fees, decreases in accounts payable and accrued liabilities and compensation and registration liabilities. These operating uses of cash were offset by non-cash warrant expense of $1.5 million, office consolidation charge of $400,000, impairment charges of $700,000, depreciation and amortization and provision for doubtful accounts, as well as other non-cash expenses. In addition, the decrease in restricted cash, interest receivable, other prepaid expenses and other current assets, other assets and the decrease in deferred revenue also offset the uses of cash during 2001.

Net cash provided by investing activities was approximately $5.3 million in 2002 while approximately $3.1 million was used during 2001. Cash provided by investing activities during 2002 resulted from the proceeds from the sales and maturities of marketable securities of $15.6 million, offset by the purchase of marketable securities of $9.7 million and purchase of property and equipment of $600,000. The net cash received from sales, maturities and purchases of marketable securities were partially used to fund operations. Cash used in investing activities during 2001 was primarily related to the purchase of marketable securities of $11.3 million, property and equipment of $1.6 million, issuance of a note receivable of $200,000 and the acquisition of de’MEDICI Systems of $300,000, which were offset by the sales and maturities of marketable securities of $10.1 million and the $100,000 received for the repayment of a note.

Cash used in financing activities was approximately $100,000 and $2.3 million in 2002 and 2001, respectively. Cash used in financing activities during 2002 primarily related to payments under capital lease obligations, offset by the issuance of common stock for our Employee Stock Purchase Plan. Cash used in financing activities during 2001 related to the repurchase of 1,111,111 shares of common stock from WebMD for $2.0 million and $300,000 related to payments under capital lease obligations. This usage in 2001 was offset by the issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options of approximately $100,000.

As of December 31, 2002, our primary source of liquidity was $20.4 million of cash and cash equivalents, restricted cash, investments in marketable securities, and related interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of February 28, 2003, we had cash and cash equivalents, restricted cash, investments and related interest receivable of approximately $19.9 million.

We believe that our cash and cash equivalents, restricted cash, investments in marketable securities and related interest receivable will be sufficient to meet anticipated cash needs for working capital, new product development, capital expenditures and acquisitions for at least the next 12 months. Our growth strategy may also include acquiring companies that complement our products and services. We anticipate that these acquisitions, if any, will be effected through a combination of stock and cash consideration. Failure to generate sufficient cash flow from operations or raise additional capital when required during or following that period in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Commitments and Contingencies

In connection with our October 2001 agreement with HCA, HCA will pay us minimum revenues of $12.0 million over the four-year term of the agreement. We expect that our capital expenses will be approximately $1.0 to $1.5 million in 2003.

Our strategic alliances have typically provided for payments to content and distribution partners and development partners based on revenues, and we expect to continue similar arrangements in the future. In addition to these commitments, we have capital lease obligations and operating lease commitments for our operating facilities in Nashville, TN and Denver, CO, and closed facilities in Dallas, TX and Raleigh, NC.

A summary of future anticipated payments for commitments and other contractual obligations are outlined below:

	Payments due by period
				More than

	Less than 1 year	1-3 years	3-5 years	5 years	Total

Capital lease obligations	$74,179	$42,982	$—	$—	$117,160
Operating leases	675,438	759,365	2,530	—	1,437,333
Other contractual obligations	507,500	316,875	—	—	824,375

Total	$1,333,941	$1,330,614	$7,971	$—	$2,378,868

Other contractual obligations consist of fixed commitments resulting from agreements with various business partners.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We adopted Statement 146 effective July 1, 2002, and it did not have a material effect on our consolidated financial position or results from operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have elected to account for our stock-based compensation plans under the intrinsic value-based method of accounting prescribed by APB 25 and do not utilize the fair value method. However, we have adopted the disclosure requirements of SFAS No. 123, and we adopted the additional disclosure requirements as specified in SFAS No. 148 for the year-ended December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2002, we had no outstanding indebtedness other than approximately $108,000 of capital lease arrangements. Accordingly, the Company is not exposed to significant interest rate market risk. The Company is exposed to market risk with respect to its cash and investment balances. At December 31, 2002, the Company had cash and cash equivalents, restricted cash, investments in marketable securities, and related interest receivable totaling approximately $20.4 million. At this investment level, a hypothetical 10% decrease in interest rates would decrease interest income and increase the net loss on an annualized basis by approximately $204,000.

The Company manages its investment risk by investing in corporate debt securities, foreign corporate debt and secured corporate debt securities with minimum acceptable credit ratings. For certificates of deposit and corporate obligations, ratings must be A2/A or better; A1/P1 or better for commercial paper; A2/A or better for taxable or tax advantaged auction rate securities and AAA or better for tax free auction rate securities. The Company also requires that all securities must mature within 24 months from the original settlement date, the average portfolio shall not exceed 18 months, and the greater of 10% or $5.0 million shall mature within 90 days. Further, the Company’s investment policy also limits concentration exposure and other potential risk areas. The average portfolio maturity of our investments in marketable securities was nine months at December 31, 2002.

The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
HealthStream, Inc.

We have audited the accompanying consolidated balance sheets of HealthStream, Inc., as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of a new accounting standard.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 12, 2003

HEALTHSTREAM, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$4,069,631	$4,747,434
Investments in short term marketable securities	12,087,008	12,701,086
Restricted cash	835,437	520,184
Interest receivable	306,507	537,585
Accounts receivable, net of allowance for doubtful accounts of $295,704 and $288,158 at December 31, 2002 and 2001, respectively	3,346,355	3,776,635
Accounts receivable - unbilled	248,439	566,069
Prepaid development fees, net of amortization	406,416	1,030,843
Other prepaid expenses and other current assets	587,746	649,543

Total current assets	21,887,539	24,529,379
Property and equipment:
Furniture and fixtures	930,657	990,992
Equipment	4,361,466	4,566,342
Leasehold improvements	1,232,083	1,111,360

	6,524,206	6,668,694
Less accumulated depreciation and amortization	(3,855,921)	(2,974,347)

	2,668,285	3,694,347
Goodwill	3,306,688	8,306,688
Intangible assets, net of accumulated amortization of $5,211,965 and $3,295,675 at December 31, 2002 and 2001, respectively	1,650,177	3,566,467
Investments in marketable securities	3,066,067	8,709,003
Notes receivable – related party	233,003	215,000
Other assets	101,457	225,760

Total assets	$32,913,216	$49,246,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$718,803	$889,254
Accrued liabilities	1,179,795	943,616
Accrued compensation and related expenses	763,521	717,200
Registration liabilities	900,654	633,788
Deferred revenue	3,346,224	3,273,825
Current portion of capital lease obligations	66,925	126,733

Total current liabilities	6,975,922	6,584,416
Capital lease obligations, less current portion	41,011	118,769
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 20,322,687 and 20,372,542 shares issued and outstanding at December 31, 2002 and 2001, respectively	91,223,052	91,275,282
Accumulated other comprehensive income	125,536	79,240
Accumulated deficit	(65,452,305)	(48,811,063)

Total shareholders’ equity	25,896,283	42,543,459

Total liabilities and shareholders’ equity	$32,913,216	$49,246,644

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2002	2001	2000

Revenues, net of warrant expense of $-0- in 2002, $1,489,933 in 2001, and $991,693 in 2000	$15,789,594	$13,503,307	$9,651,775
Operating costs and expenses:
Cost of revenues	5,970,498	5,772,320	4,356,819
Product development	4,678,820	5,040,407	5,639,422
Sales and marketing	6,425,028	5,894,580	5,790,941
Depreciation	1,632,960	1,756,401	920,504
Amortization of goodwill	—	5,360,388	4,460,738
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	2,761,507	2,819,447	1,519,786
Other general and administrative expenses	6,409,576	7,124,247	9,637,327
Office consolidation charge	164,783	400,678	—
Impairment of long-lived assets	105,000	712,344	—

Total operating costs and expenses	28,148,172	34,880,812	32,325,537
Loss from operations	(12,358,578)	(21,377,505)	(22,673,762)
Other income (expense):
Interest and other income	776,723	2,019,720	2,420,375
Realized (loss) gain on investments	—	(99,920)	94,438
Interest expense – related parties	—	—	(34,255)
Interest expense	(29,926)	(49,566)	(92,097)
Other expense	(29,461)	(68,655)	—

	717,336	1,801,579	2,388,461
Net loss, before cumulative effect of a change in accounting principle	(11,641,242)	(19,575,926)	(20,285,301)
Cumulative effect of a change in accounting principle	(5,000,000)	—	—

Net loss	$(16,641,242)	$(19,575,926)	$(20,285,301)

Net loss per share:
Basic and diluted net loss before cumulative effect of a change in accounting principle	$(0.57)	$(0.98)	$(1.29)
Cumulative effect of a change in accounting principle	(0.25)	—	—

Basic and diluted net loss per share	$(0.82)	$(0.98)	$(1.29)

Weighted average shares of common stock outstanding:
Basic and diluted	20,261,062	19,920,521	15,785,946

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Series A		Series B
			Convertible		Convertible
	Common Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 1999	4,165,461	$4,008,991	76,000	$760,000	1,228,801	$12,138,000
Net loss	—	—	—	—	—	—
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—
Exercise of stock options	801,997	600,786	—	—	—	—
Issuance of common stock in acquisitions	2,209,953	12,949,437	—	—	—	—
Issuance of common stock in initial public offering	5,275,000	44,151,750	—	—	—	—
Issuance of common stock in private offering	1,111,111	10,000,000	—	—	—	—
Payment of expenses of initial public offering	—	(1,977,629)	—	—	—	—
Conversion of preferred stock into common stock in connection with initial public offering	7,131,153	19,172,060	(76,000)	(760,000)	(1,228,801)	(12,138,000)
Conversion of related party notes payable into common stock in connection with initial public offering	553,711	1,293,000	—	—	—	—
Repurchase of common stock in connection with the initial public offering	(6,074)	(14,213)	—	—	—	—
Recognition of warrant expense	—	991,693	—	—	—	—
Issuance of stock options for services	—	45,900	—	—	—	—

Balance at December 31, 2000	21,242,312	91,221,775	—	—	—	—
Net loss	—	—	—	—	—	—
Unrealized gain on investments in marketable securities, net of reclassification adjustment and tax	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—
Exercise of stock options	8,700	10,557	—	—	—	—
Issuance of common stock in acquisitions	181,250	300,186	—	—	—	—
Issuance of common stock to Employee Stock Purchase Plan	53,606	56,956	—	—	—	—
Repurchase of shares in connection with WebMD renegotiation	(1,111,111)	(1,981,444)	—	—	—	—
Cancellation of restricted stock	(2,215)	—	—	—	—	—
Valuation of WebMD repurchase right	—	120,000	—	—	—	—
Issuance of stock options to advisory boards	—	57,319	—	—	—	—
Recognition of warrant expense	—	1,489,933	—	—	—	—

Balance at December 31, 2001	20,372,542	91,275,282	—	—	—	—
Net loss	—	—	—	—	—	—
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—
Issuance of common stock to Employee Stock Purchase Plan	35,770	38,005	—	—	—	—
Issuance of stock options to advisory boards	—	11,385	—	—	—	—
Modification of stock option grant	—	5,411	—	—	—	—
Retirement of common stock in connection with EMInet escrow resolution	(85,625)	(107,031)	—	—	—	—

Balance at December 31, 2002	20,322,687	$91,223,052	—	$—	—	$—

(continued)

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

	Series C			Accumulated
	Convertible			Other Compre-	Total
	Preferred Stock		Accumulated	hensive Income	Shareholders’
	Shares	Amount	Deficit	(Loss)	Equity (Deficit)

Balance at December 31, 1999	627,406	$6,274,600	$(8,949,836)	$(41,690)	$14,189,525
Net loss	—	—	(20,285,301)	—	(20,285,301)
Unrealized gain on investments in marketable securities, net of tax	—	—	—	72,246	72,246

Comprehensive loss	—	—	—	—	(20,213,055)
Exercise of stock options	—	—	—	—	600,786
Issuance of common stock in acquisitions	—	—	—	—	12,949,437
Issuance of common stock in initial public offering	—	—	—	—	44,151,750
Issuance of common stock in private offering	—	—	—	—	10,000,000
Payment of expenses of initial public offering	—	—	—	—	(1,977,629)
Conversion of preferred stock into common stock in connection with initial public offering	(627,406)	(6,274,600)	—	—	—
Conversion of related party notes payable into common stock in connection with initial public offering	—	—	—	—	1,293,000
Repurchase of common stock in connection with the initial public offering	—	—	—	—	(14,213)
Recognition of warrant expense	—	—	—	—	991,693
Issuance of stock options for services	—	—	—	—	45,900

Balance at December 31, 2000	—	—	(29,235,137)	30,556	62,017,194
Net loss	—	—	(19,575,926)	—	(19,575,926)
Unrealized gain on investments in marketable securities, net of reclassification adjustment and tax	—	—	—	48,684	48,684

Comprehensive loss	—	—	—	—	(19,527,242)
Exercise of stock options	—	—	—	—	10,557
Issuance of common stock in acquisitions	—	—	—	—	300,186
Issuance of common stock to Employee Stock Purchase Plan	—	—	—	—	56,956
Repurchase of shares in connection with WebMD renegotiation	—	—	—	—	(1,981,444)
Cancellation of restricted stock	—	—	—	—	—
Valuation of WebMD repurchase right	—	—	—	—	120,000
Issuance of stock options to advisory boards	—	—	—	—	57,319
Recognition of warrant expense	—	—	—	—	1,489,933

Balance at December 31, 2001	—	—	(48,811,063)	79,240	42,543,459
Net loss	—	—	(16,641,242)	—	(16,641,242)
Unrealized gain on investments in marketable securities, net of tax	—	—	—	46,296	46,296

Comprehensive loss	—	—	—	—	(16,594,946)
Issuance of common stock to Employee Stock Purchase Plan	—	—	—	—	38,005
Issuance of stock options to advisory boards	—	—	—	—	11,385
Modification of stock option grant	—	—	—	—	5,411
Retirement of common stock in connection with EMInet escrow resolution	—	—	—	—	(107,031)

Balance at December 31, 2002	—	$—	$(65,452,305)	$125,536	$25,896,283

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2002	2001	2000

OPERATING ACTIVITIES:
Net loss	$(16,641,242)	$(19,575,926)	$(20,285,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,632,960	1,756,401	920,504
Amortization of goodwill	—	5,630,388	4,460,738
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	2,761,507	2,819,447	1,519,786
Provision for doubtful accounts	295,000	150,000	85,000
Gain on WebMD renegotiation	—	(1,500,000)	—
Office consolidation charge	164,783	400,678	—
Impairment of long-lived assets	105,000	712,344	—
Non cash warrant expense	—	1,489,933	991,693
Non cash compensation expense	16,796	57,319	45,900
Realized loss on disposal of property and equipment	18,637	68,655	—
Realized loss/(gain) on investments	—	99,920	(94,438)
Cumulative effect of a change in accounting principle	5,000,000	—	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts and unbilled receivables	394,681	(562,758)	(1,483,246)
Restricted cash	(315,253)	274,158	(141,082)
Interest receivable	231,078	40,949	(578,534)
Prepaid development fees	(127,314)	(1,206,836)	(792,901)
Other prepaid expenses and other current assets	(66,179)	203,305	(952,261)
Other assets	419,791	382,010	270,795
Accounts payable	(170,451)	(261,742)	(319,167)
Accrued liabilities and compensation	117,717	(363,885)	2,054,546
Registration liabilities	266,866	(160,554)	139,492
Deferred revenue	72,399	114,582	(416,199)

Net cash used in operating activities	(5,823,224)	(9,701,612)	(14,574,675)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(328,988)	(6,767,810)
Proceeds from maturities and sale of investments in marketable securities	15,568,334	10,143,229	122,271
Purchase of investments in marketable securities	(9,697,817)	(11,263,430)	(20,734,425)
Issuance of note receivable – related party	—	(215,000)	—
Repayments on note receivable	—	128,119	—
Purchase of property and equipment	(625,535)	(1,588,445)	(3,094,665)

Net cash provided by (used in) investing activities	5,244,982	(3,124,515)	(30,474,629)
FINANCING ACTIVITIES:
Repurchase of common stock from WebMD	—	(1,981,444)	—
Proceeds from issuance of common stock, net of underwriting discount	—	—	54,151,750
Costs of issuing common stock	—	—	(1,977,629)
Repayment of note payable	—	—	(1,180,000)
Issuance of common stock to Employee Stock Purchase Plan	38,005	56,956	—
Proceeds from exercise of stock options	—	10,557	600,786
Payments on long-term debt – related party	—	—	(132,559)
Repurchase of stock in connection with initial public offering	—	—	(14,213)
Payments on capital lease obligations	(137,566)	(343,080)	(200,403)

Net cash (used in) provided by financing activities	(99,561)	(2,257,011)	51,247,732

Net increase (decrease) in cash and cash equivalents	(677,803)	(15,083,138)	6,198,428
Cash and cash equivalents at beginning of period	4,747,434	19,830,572	13,632,144

Cash and cash equivalents at end of period	$4,069,631	$4,747,434	$19,830,572

Total cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest at end of period	$20,364,650	$27,215,292	$41,544,572

(continued)

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2002	2001	2000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$29,926	$51,833	$126,352

Capital lease obligations incurred	$—	$83,679	$343,549

Preferred stock converted into common stock	$—	$—	$19,172,060

Notes payable – related parties converted into common stock	$—	$—	$1,293,000

Issuance of common stock in connection with acquisition of companies	$—	$300,186	$12,949,437

Issuance of common stock in exchange for professional services	$—	$—	$45,900

Issuance of common stock to advisory boards	$11,385	$57,319	$—

Effects of acquisitions:
Estimated fair value of assets acquired	$—	$5,000	$3,608,502
Purchase price in excess of net assets acquired	—	1,036,491	22,442,980
Estimated fair value of liabilities assumed	—	(412,317)	(6,173,054)
Stock issued	—	(300,186)	(12,949,437)

Cash paid	—	328,988	6,928,991
Less cash acquired	—	—	(161,181)

Net cash paid for acquisitions	$—	$328,988	$6,767,810

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HealthStream, Inc. (“the Company”) was incorporated in 1990 as a Tennessee corporation and is based in Nashville, Tennessee. We changed our name to HealthStream, Inc. from NewOrder Media, Inc. on September 1, 1998. We provide Internet-based solutions to meet the ongoing training and continuing education needs of the healthcare community. These solutions deliver and track computer based education for our customers in the United States and Canada through our application service provider (“ASP”) products and installed learning management products. We also provide the healthcare community with live event development, coordination and registration services, online development services, translation of content into an interactive experience, and assistance in the development of other educational activities, provided in a live format and via the Internet.

Business Segments

We operate our business in two segments: 1) services provided to healthcare organizations and professionals, and 2) services provided to pharmaceutical and medical device companies. We began organizing the business under these two segments during 2001, and accordingly, we began tracking financial information on a more detailed basis. Through December 31, 2000, our revenues were primarily derived from one business segment, the sale of education and training products to the healthcare industry.

Services to healthcare organizations and professionals include offerings of our Internet-based learning products, licensing, maintenance and support of our installed learning management products, content subscriptions, custom content development, and a variety of online and enduring products. Our services to pharmaceutical and medical device companies include online and educational training activities for healthcare professionals, as well as online training for medical industry representatives.

In 2001, we began producing discrete financial information under two reportable segments — healthcare organizations (“HCO”) and pharmaceutical and medical device companies (“PMD”), and accordingly, resource allocation decisions and performance assessments began to be made based on the discrete financial information for these segments. Because discrete financial information about individual components was not prepared for any periods prior to December 31, 2000, comparative segment information for the year ended December 31, 2000 is not provided.

Recognition of Revenue

Revenues are derived from providing services through our Internet-based learning products, licensing of our installed learning management products, maintenance and support services, content subscriptions, online development, live event development, coordination and registration services, Web site development, professional and technical consulting services, online products and commercial support, Web cast events, and other education and training services. We have entered into commercial support agreements that involve services and provide for varied sources of revenue to us over the terms of the agreements. In some cases revenues derived from certain transactions are shared with other entities, in accordance with the term of the related arrangements, as realized.

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” SEC Staff Accounting Bulletin No. 101, “Revenue Recognition,” Emerging Issues Task Force (“EITF”) Issue No. 99-19 “Reporting Revenue Gross Versus Net,” EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” and other authoritative guidance. This guidance provides that revenue recognized from software and other arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements. While elements include software products, post contract customer support, installation, and training, fair value of each element is based on objective evidence specific to the vendor. If fair value cannot be determined for each element of the arrangement, all revenue from the arrangement is deferred until fair value can be determined or until all elements of the arrangement are delivered. Sales of our Internet-based learning products include customer support, implementation services, and training; therefore all revenues are deferred until the Internet-based learning product is implemented, at which time revenues are recognized ratably over the subscription service period. In the event that circumstances occur which give rise to uncertainty regarding the collectibility of contracted amounts, revenue recognition is suspended until such uncertainty is resolved.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recognition of Revenue (continued)

Revenues derived from the delivery of services through our Internet-based learning products and content subscriptions are recognized ratably over the term of the subscription service agreement. Revenues derived from the license of installed learning management products are recognized upon shipment or installation of the software. Software support and maintenance revenues are recognized ratably over the term of the related agreement. Revenues derived from content development services or the sale of products requiring significant modification or customization, are recognized based on the percentage of completion method using labor hours. Other training revenues are generally recognized upon the completion of training.

Live event registration services are recognized upon completion of the related event. We recognize revenue from live event development and coordination services and Web cast events based on the percentage of completion method using labor hours or similar event milestones. Revenues associated with commercial support arrangements are recognized either based on utilization of courseware or over the support period, depending on the scope of services provided. All other revenues are recognized as the related services are performed or products are delivered.

From April 1, 2000 through September 2001, we had a prior service arrangement with HCA that included the grant of a warrant to purchase our common stock. Revenues were recognized as services were rendered, net of the amortization of the fair value of the related warrant.

Effective October 1, 2001, we entered into a new four-year agreement with HCA, replacing the prior agreement that had approximately two and one half years remaining in its term. Together with HCA, we mutually agreed to cancel the warrant held by CIS Holdings, Inc. an affiliate of HCA, to purchase our common stock. As a result, we will no longer amortize the remaining cost of the warrant as a reduction of revenues. See Note 4 for additional information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation.

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

Restricted Cash

Cash received for live event registration fees is classified as restricted cash on the accompanying consolidated balance sheets. The use of this cash is restricted because it is held on behalf of the commercial supporter of the live event until services have been rendered, at which time the registration fees are used to pay certain expenses and fees for conducting the live event. Excess registration funds are typically remitted to the commercial supporter or applied to other projects. Any deficiency in registration funds are billed to the commercial supporter.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Doubtful Accounts

The Company estimates its allowance for doubtful accounts using a specific identification method. Management determines the allowance for doubtful accounts on a case-by-case basis, based on the facts and circumstances surrounding each potentially uncollectible receivable. An allowance is also maintained for accounts that are not specifically identified that may become uncollectible in the future. Uncollectible receivables are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is required based on our specific identification approach.

Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense were as follows:

	Allowance
	Balance at	Charged to	Charged to		Allowance
	Beginning of	Costs and	Other		Balance at
	Period	Expenses	Accounts	Write-Offs	End of Period

Year ended December 31,
2002	$288,000	$295,000	$—	$287,000	$296,000
2001	$198,000	$150,000	$—	$60,000	$288,000
2000	$37,000	$85,000	$78,000	$2,000	$198,000

The amount “charged to other accounts” represents the allowance for doubtful accounts of acquired companies.

Investments in marketable securities

Investments in marketable securities are classified as available-for-sale and are stated at fair market value, with the unrealized gains and losses, net of tax, reported in other comprehensive income on the accompanying consolidated balance sheets. Realized gains and losses and declines in market value judged to be other-than-temporary on investments in marketable securities are included in interest and other income on the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income on the accompanying consolidated statements of operations.

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives, except for assets under capital leases and leasehold improvements, which are amortized over the shorter of the estimated useful life or their respective lease term.

Years

Furniture and fixtures	5-10
Equipment	3-5

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair value of net tangible assets acquired. Through December 31, 2001, goodwill was amortized on a straight line basis over the expected periods to be benefited, generally three to five years. Effective January 1, 2002 we discontinued the amortization of goodwill upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 142 no longer permits the amortization of goodwill and other indefinite lived intangible assets over a set period, rather these assets must be tested for impairment at least annually using a fair value method. We adopted Statement 142 on January 1, 2002 and as required by Statement 142, we completed the transitional goodwill evaluation and recorded a transitional goodwill impairment charge of approximately $5.0 million for our HCO business unit. The transitional goodwill impairment charge was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations as of January 1, 2002. We measure for impairment at the reporting unit level using a discounted cash flow model to determine the fair value of the reporting units. We will perform our goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets (continued)

Intangible assets are comprised of content, customer lists, non-competition agreements and favorable lease rights. These intangible assets are considered to have definite useful lives and are being amortized on a straight line basis over the expected periods to be benefited, generally three to five years for content, two to three years for customer lists, six months to two years for non-competition agreements, and over the lease term for favorable lease rights. Favorable lease rights represent the difference between contractual terms and market rates for obligations under lease contracts at the date of acquisition. Intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable.

Other Assets

Other assets are comprised of licensing fees, the long term portion of content development fees and other assets of a long term nature. Licensing and content development fees are amortized based on the lives of the related agreements or the accreditation lives of the related content, generally one to two years.

Long-Lived Assets

We account for assets of a long term nature (“long-lived assets”) in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“Statement 144”), which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. We adopted Statement 144 effective January 1, 2002. Under Statement 144, we measure any impairment at the reporting unit level based on discounted future cash flows from the reporting unit including the long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation.

Through December 31, 2001, we accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed-of” (“Statement 121”). In accordance with Statement 121, we reviewed internal and external factors to determine whether events or changes in facts or circumstances were present and indicative of an impairment of long-lived assets. Under Statement 121, the review included estimates of future cash flows related to such long-lived assets.

Management periodically evaluated the carrying value of long-lived assets, including property and equipment, other assets and intangible assets and determined that there was no impairment as of December 31, 2000. We recorded impairment charges related to property and equipment and certain content assets totaling approximately $105,000 and $712,000 for the years ended December 31, 2002 and 2001, respectively. See Note 4 for additional information.

Accounts Receivable-Unbilled and Deferred Revenue

Accounts receivable-unbilled represents revenue earned for contracts accounted for on the percentage of completion basis for which invoices have not been generated. Deferred revenue represents amounts, which have been billed or collected, but not yet recognized in revenue.

Income Taxes

Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Advertising

We expense the costs of advertising as incurred in accordance with SOP 93-7, “Reporting on Advertising Costs.” Advertising expense for the years ended December 31, 2002, 2001, and 2000 was approximately $483,000, $548,000, and $1,115,000 respectively.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Development Costs

Product development costs include the cost to internally develop and convert content for our Internet-based learning and installed learning management products. We capitalize the cost of content developed by third parties where the life expectancy is greater than one year and the anticipated cash flows from such content is expected to exceed the cost of the content. During 2002 and 2001, we capitalized approximately $100,000 and $1.3 million, respectively, related to third party content development. Such amounts are included in the accompanying consolidated balance sheets under the captions “prepaid development fees and other assets.” We amortize content development over its expected life, which is generally one to two years. Product development and content development costs that have been capitalized are subject to a periodic impairment review in accordance with our policy. During 2002 and 2001, we recorded impairment charges of approximately $105,000 and $400,000, respectively, with respect to certain content development fees. See Note 4 for additional information.

We account for Web site development costs in accordance with EITF Issue No. 00-2 “Accounting for Web Site Development Costs,” which provides guidance on capitalization versus expensing of costs incurred to develop a Web site. Product development costs incurred to establish the technological feasibility of computer software products, such as our installed learning management products that are developed for resale, and Internet-based learning products and Web sites prior to June 30, 2000 were charged to expense as incurred. We capitalize costs incurred between the point of establishing technological feasibility and general release when such costs are material. As of December 31, 2002 and 2001, we had no capitalized internal development costs for computer software developed for resale. We did not capitalize any internal Web site development costs during 2002 or 2001 since the costs related to planning or operation of such products and sites. The costs incurred with respect to our Internet-based learning products and Web sites were incurred prior to the adoption of EITF Issue No. 00-2.

Net Loss Per Share

We compute net loss per share following SFAS No. 128, “Earnings Per Share,” (“Statement 128”). Under the provisions of Statement 128, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, shares subject to vesting and common shares issuable on assumed conversion of series A, B and C convertible preferred stock, are included in diluted net loss per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the years ended December 31, 2002, 2001, and 2000 because the effect on net loss per share would be anti-dilutive.

Concentrations of Credit Risk and Significant Customers

We place our temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits.

We sell our learning management systems and other education services to various companies in the healthcare industry that are located in the United States and Canada. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from customers. During 2002, we derived approximately 18.1%, or $2.9 million of net revenues from HCA. During 2001, we derived approximately 11%, or $1.5 million, of net revenues from HCA, net of warrant expense of approximately $1.5 million (See Note 3). During 2000, no customer represented more than 10% of our total net revenue. The total amounts receivable from HCA at December 31, 2002 and 2001 were approximately $240,000 and $800,000, respectively.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

We grant stock options for a fixed number of shares to employees and other parties with an exercise price not less than the fair value of the shares at the grant date. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, because the exercise price of our employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recorded. To the extent that options are issued to members of our advisory boards or non-employees, the value of such options is measured in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). During the years ended December 31, 2002, 2001, and 2000, we recorded expense of approximately $17,000, $57,000, and $30,000, respectively, related to options granted to advisory board members and non-employees.

We account for our stock incentive plans in accordance with APB 25. If the alternative method of accounting for stock incentive plans prescribed by Statement 123 had been followed, our net loss and net loss per share would have been:

	Year Ended December 31,
	2002	2001	2000

Net loss as reported	$(16,641,242)	$(19,575,926)	$(20,285,301)
Pro forma compensation expense	842,511	1,140,396	1,524,880

Pro forma net loss	$(17,483,753)	$(20,716,322)	$(21,810,181)

Pro forma basic and diluted net loss per share	$(0.86)	$(1.04)	$(1.38)

Fair Value of Financial Instruments

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

Cash, cash equivalents and restricted cash: The carrying amounts approximate the fair value because of the short-term maturity or short-term nature of such instruments.

Accounts receivable, accounts receivable-unbilled, interest receivable, accounts payable, accrued liabilities and deferred revenue: The carrying amounts, net of any allowance for doubtful accounts, approximate the fair value because of the short-term nature of such instruments.

Notes receivable: The carrying amounts approximate fair value based on the consideration provided and the estimated consideration expected to be received.

Investments in marketable securities: The carrying amounts approximate the fair value based on quoted market prices.

Newly Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“Statement 146”). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as generally defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We adopted Statement 146 effective July 1, 2002, and the adoption did not have a material effect on our consolidated financial position or results from operations.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Newly Issued Accounting Standards (continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have elected to account for stock-based compensation plans under the intrinsic value-based method of accounting prescribed by APB 25 that does not utilize the fair value method. However, we have adopted the disclosure requirements of SFAS No. 123, and we adopted the additional disclosure requirements as specified in SFAS 148 for the year-ended December 31, 2002, as disclosed above and in Note 10.

2. ACQUISITIONS

de’MEDICI Systems. On January 26, 2001, we acquired substantially all of the assets of de’MEDICI Systems (“de’MEDICI”), a business unit of Lippincott Williams & Wilkins, Inc., for approximately $330,000 in cash and 181,250 shares of our common stock. de’MEDICI provided computer based education and training to over 230 hospitals and healthcare organizations. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists, and trade name of $600,000, $400,000, and $100,000, respectively. As discussed in Notes 1 and 6, amortization of goodwill was discontinued as of December 31, 2001. The definite lived intangibles, including customer lists and trade name are being amortized on a straight-line basis over three years.

SynQuest Technologies, Inc. On September 18, 2000, we acquired substantially all of the assets of SynQuest Technologies, Inc. (“SynQuest”) for 787,087 shares of our common stock and assumption of certain debt and other liabilities, $2.3 million of which were repaid in connection with the purchase transaction. SynQuest provided online training and education to hospitals and healthcare organizations. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, content, and customer lists of $2.4 million, $2.0 million and $500,000, respectively. As discussed in Notes 1 and 6, amortization of goodwill was discontinued as of December 31, 2001. The definite lived intangibles, including content and customer lists are being amortized on a straight-line basis over three years.

Education Design, Inc. On July 1, 2000, we acquired substantially all of the assets of Education Design, Inc. (“EDI”) for $3.0 million in cash and 184,421 shares of our common stock. In addition, approximately $300,000 of cash and 31,216 shares of our common stock were provided to the employees of EDI, subject to certain restricted stock award agreements. EDI provided services for live educational events that are supported by the medical device industry. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, content, customer lists, and a non-competition agreement of $1.9 million, $1.5 million, $300,000, and $100,000, respectively. As discussed in Notes 1 and 6, amortization of goodwill was discontinued as of December 31, 2001. The definite lived intangibles, including content, customer lists and a non-competition agreement are being amortized on a straight-line basis over five years, three years and one year, respectively.

EMINet, Inc. On January 28, 2000, we acquired substantially all of the assets of Emergency Medicine Internetwork, Inc. d/b/a EMInet (“EMInet”) for $0.6 million in cash and 269,902 shares of our common stock. In addition, we issued 2,170 additional shares of our common stock based on achievement of revenue goals subsequent to the acquisition. EMInet sold approved online medical education content to emergency medical services personnel. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill and customer lists of $2.8 million and $500,000, respectively. As discussed in Notes 1 and 6, amortization of goodwill was discontinued as of December 31, 2001. Customer lists are being amortized on a straight-line basis over three years. During the three months ended September 30, 2002, certain stock held in escrow related to our purchase of EMInet, Inc. was distributed or otherwise retired. In connection with the resolution of the escrowed shares, 85,625 shares of our common stock were retired. The retirement was recorded based on the market value of the shares on the date of retirement.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (continued)

m3 the Healthcare Learning Company. On January 28, 2000, we acquired substantially all of the assets and liabilities of Multimedia Marketing, Inc. d/b/a m3 the Healthcare Learning Company (“m3”) for $600,000 in cash and 818,037 shares of our common stock. m3 provided interactive, multimedia education and training solutions to hospitals and other healthcare organizations. In connection with the acquisition, we assumed $1.2 million of long-term debt. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill and customer lists of $8.4 million and $1.0 million, respectively. As discussed in Notes 1 and 6, amortization of goodwill was discontinued as of December 31, 2001. Customer lists are being amortized on a straight-line basis over three years.

Quick Study, Inc. On January 11, 2000, we acquired substantially all of the assets and liabilities of Quick Study, Inc. (“Quick Study”) for $59,000 in cash and 61,397 shares of our common stock. In addition, we issued 6,669 additional shares of common stock based on achievement of revenue goals subsequent to the acquisition. In connection with the acquisition, we assumed $0.1 million of long-term debt. Quick Study published CD-ROM and network-based products for the healthcare industry. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists, and non-competition agreements of $600,000, $100,000 and $100,000, respectively. As discussed in Notes 1 and 6, amortization of goodwill was discontinued as of December 31, 2001. The definite lived intangibles, including customer lists and non-competition agreements are being amortized on a straight-line basis over three and two years, respectively.

KnowledgeReview, LLC. On January 3, 2000, we acquired substantially all of the assets of KnowledgeReview, LLC (d/b/a “CMECourses.com”) for $310,000 in cash and 17,343 shares of our common stock. KnowledgeReview owned and operated an Internet Web page that provided a search engine that helped physicians locate continuing medical education by specialty and facilitated online registration for such courses. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists and non-competition agreements of $400,000, $40,000 and $20,000, respectively. As discussed in Notes 1 and 6, amortization of goodwill was discontinued as of December 31, 2001. The definite lived intangibles, including customer lists and non-competition agreements were amortized on a straight-line basis over two years and six months, respectively.

The results of operations are included in our financial statements from the date of acquisition.

The following unaudited results of operations give effect to the operations of the acquisitions discussed above, except for the de’MEDICI acquisition, as if the acquisitions had occurred as of the first day of the fiscal year immediately preceding the year of acquisition. Because the pro forma impact of the de’MEDICI acquisition would not have been material to the results presented for 2001 or 2000, the pro forma disclosures do not include the impact of the de’MEDICI acquisition. The pro forma results of operations do not purport to represent what our results of operations would have been had such transactions in fact occurred at the beginning of the period presented or to project our results of operations in any future period.

	Year Ended December 31,

	2002	2001	2000

Revenue	$15,789,594	$13,503,000	$13,497,000
Net loss	$(16,641,242)	$(19,576,000)	$(23,451,000)
Net loss per share:
Basic and diluted	$(0.82)	$(0.98)	$(1.19)

In accordance with Statement 128, escrowed shares and any shares subject to restrictions or vesting are excluded from the weighted average shares outstanding for purposes of calculating net loss per share since such shares are anti-dilutive. As discussed in Note 1, the adoption of Statement 142 resulted in the discontinuation of the amortization of goodwill and other intangible assets with indefinite lives.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended September 30, 2002, certain stock held in escrow related to our purchase of EMInet, Inc. was distributed or otherwise retired. In connection with the resolution of the escrowed shares, 85,625 shares of our common stock were retired. The retirement was recorded based on the market value of the shares on the date of retirement.

During 2001, we repurchased 1,111,111 shares of our common stock from WebMD Corporation (“WebMD”) in connection with the renegotiation of a previous agreement (See Note 15).

On April 14, 2000, we completed our IPO of 5,000,000 shares of common stock for net proceeds of $39.8 million. On April 14, 2000, we completed a private placement of 1,111,111 shares of common stock to WebMD for net proceeds of $10.0 million. In addition, the underwriters exercised a right to purchase 275,000 additional shares of common stock in May 2000, which resulted in additional gross proceeds of $2.4 million. Upon consummation of our IPO, all series A, B and C convertible preferred stock converted by their terms into 7,131,153 shares of our common stock. In addition, a $1,293,000 promissory note payable to Robert A. Frist, Jr., our president, chief executive officer and chairman, also converted into 553,711 shares of common stock. Also in connection with the IPO, we repurchased 6,074 shares of common stock.

Preferred Stock

We are authorized to issue up to 10 million shares of preferred stock in one or more series, having the relative voting powers, designations, preferences, rights and qualifications, limitations or restrictions, and other terms as the Board of Directors may fix in providing for the issuance of such series, without any vote or action of the shareholders. During 2000, all shares of preferred stock were converted into common stock in connection with our IPO. No additional shares of preferred stock were issued in 2002 or 2001.

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

Warrants

During February 2000, we entered into a four-year Online Education Services Provider Agreement with HCA that included providing a warrant to purchase 2,182,568 shares of our common stock at an exercise price of $7.18 per share to CIS Holdings, Inc. The warrant was exercisable over a four year period. Under the terms of the agreement, HCA agreed to purchase a minimum of $12.0 million in services from us over the term of the contract. Until September 2001, we amortized the fair value of the warrant ($8.8 million) as a reduction of revenues proportionately over the term of the original agreement. The amortization fluctuated based on the revenues received from this agreement.

Effective October 1, 2001 we revised the above agreement with HCA. The new four-year agreement, which provides for a minimum of $12.0 million in services, replaces the prior agreement that had approximately two and one half years remaining. In addition, both parties agreed to cancel the warrant held by CIS Holdings, Inc. As a result of the cancellation of the warrant, we no longer amortize the remaining cost of the warrant as a reduction of revenues. During the years ended December 31, 2001 and 2000, our revenues were reduced by the expense related to this warrant totaling approximately $1,490,000 and $992,000, respectively.

In connection with a distribution agreement during 1999, we provided a business partner with a warrant to purchase 245,032 shares of our common stock at $4.06 per share. The warrants expire in June 2009. The issuance of the warrants resulted in the recognition of approximately $748,000 of product development expense in 1999. No part of the 1999 warrant has been exercised as of December 31, 2002.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. IMPAIRMENT OF LONG-LIVED ASSETS

During the years ended December 31, 2002 and 2001, we performed impairment assessments of our long-lived assets including identifiable intangibles with finite useful lives. We recorded impairment charges in our HCO business unit of approximately $105,000 and $712,000 during 2002 and 2001, respectively. These impairment charges were comprised of approximately $105,000 and $400,000 during 2002 and 2001, respectively, related to prepaid content development fees. These charges reflect the expectation that the carrying value of the related content exceeded the anticipated undiscounted cash flows to be generated from the sale of the content. The remainder of the charge recorded in 2001 of approximately $312,000 related to property and equipment that was no longer to be used in future operations. As a result, the carrying value of the property and equipment held for sale was written down to its fair value, less estimated costs to sell, and was included in other current assets in the accompanying consolidated balance sheets. Fair value was determined based on bids received from unrelated third parties. The assets held for sale were sold during January 2002 at carrying value.

5. INVESTMENTS IN MARKETABLE SECURITIES

At December 31, 2002, the fair value of investments in marketable securities, which were all classified as available-for-sale, included the following:

	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value

Corporate debt securities	$9,841,005	$—	$80,904	$9,921,909
Foreign corporate debt securities	4,265,322	(2,551)	33,439	4,296,210
Secured corporate debt securities	921,212	—	13,744	934,956

	$15,027,539	$(2,551)	$128,087	$15,153,075

At December 31, 2001, the fair value of investments in marketable securities, which were all classified as available-for-sale, included the following:

	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value

Corporate debt securities	$14,755,589	$(53,408)	$105,593	$14,807,774
Foreign corporate debt securities	4,812,256	(10,721)	18,193	4,819,728
Secured corporate debt securities	1,763,004	—	19,583	1,782,587

	$21,330,849	$(64,129)	$143,369	$21,410,089

The maturities of the above debt securities at December 31, 2002 are shown below:

Mature within one year	$12,087,008
Mature after one year but before two years	3,066,067

Total debt securities	$15,153,075

6. GOODWILL

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). We adopted Statement 142 effective January 1, 2002. Statement 142 no longer permits amortization of goodwill and intangible assets that have indefinite lives over a set period. Statement 142 modifies the approach and timing for evaluating impairment of intangible assets, and also requires that goodwill be tested for impairment at least annually using a fair value method. In the year of adoption, Statement 142 requires a transitional goodwill impairment evaluation be performed, which is comprised of a two-step process. The first step is a screen for potential impairment, while the second step measures the amount, if any, of impairment.

During the second quarter of 2002, we completed the transitional goodwill impairment evaluation required by Statement 142. In performing the impairment evaluation, we estimated the fair value of our reporting units using a discounted cash flows model. Upon completion of step one, our analysis indicated that goodwill for the HCO business unit was impaired as of January 1, 2002. As required by the Statement, if step one results in an impairment, step two must be performed in order to measure the amount of impairment. The second step compares the implied fair value of the affected reporting unit’s goodwill to its carrying value. We determined the implied fair value of the HCO business unit’s goodwill by allocating its fair value, as determined in step one, to its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The transitional impairment loss recognized for the HCO reporting unit totaled approximately $5.0 million, and was recorded as a cumulative effect of a change in accounting principle in our consolidated statement of operations as of January 1, 2002.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL (continued)

The technique used to determine the fair value of our reporting units is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges, which could adversely impact our operating results for the period in which such a determination is made. We perform our annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists. During our annual impairment evaluation in the fourth quarter of 2002, the results of our goodwill impairment analysis indicated the fair value of our reporting units exceeded their post transition carrying values. Therefore no impairment existed at December 31, 2002.

A reconciliation of the net loss and net loss per share information for the years ended December 31, 2002, 2001 and 2000, adjusted for the provisions of Statement 142, net of the related income tax effect, follows:

		Years ended
	December 31,	December 31,	December 31,
	2002	2001	2000

Reported net loss	$(16,641,242)	$(19,575,926)	$(20,285,301)
Adjusted for amortization of goodwill	—	5,360,388	4,460,738
Adjusted for cumulative effect of a change in accounting principle	5,000,000	—	—

Adjusted net loss	$(11,641,242)	$(14,15,538)	$(15,824,563)

Basic and diluted net loss per share:
Reported net loss per share – basic and diluted	$(0.82)	$(0.98)	$(1.29)
Adjusted for amortization of goodwill	—	0.26	0.29
Adjusted for cumulative effect of a change in accounting principle	0.25	—	—

Adjusted net loss per share – basic and diluted	$(0.57)	$(0.72)	$(1.00)

The pro forma presentation above includes the impact of the one time gain on renegotiation of the WebMD agreement during the year ended December 31, 2001 (See Note 15).

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	HCO	PMD	Total

Balance at January 1, 2002	$6,982,961	$1,323,727	$8,306,688
Transitional impairment loss	(5,000,000)	—	(5,000,000)

Balance at December 31, 2002	$1,982,961	$1,323,727	$3,306,688

7. INTANGIBLE ASSETS

All intangible assets have been evaluated in accordance with Statement 142 and are considered to have finite useful lives. The intangibles are being amortized over their original useful lives, ranging from one to five years. Amortization of intangible assets was approximately $1,916,000, $2,080,000 and $1,173,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Identifiable intangible assets are comprised of the following:

	As of December 31, 2002			As of December 31, 2001
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net

Content	$3,500,000	$(2,277,778)	$1,222,222	$3,500,000	$(1,311,111)	$2,188,889
Customer lists	2,940,000	(2,612,221)	327,779	2,940,000	(1,712,221)	1,227,779
Other	422,142	(321,966)	100,176	422,142	(272,343)	149,799

Total	$6,862,142	$(5,211,965)	$1,650,177	$6,862,142	$(3,295,675)	$3,566,467

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS (continued)

Estimated amortization expense for the years ending December 31, is as follows:

2003	$1,139,824
2004	343,990
2005	166,363
2006	—
2007	—

Total	$1,650,177

8. BUSINESS SEGMENTS

We have two reportable segments, services provided to healthcare organizations and professionals (“HCO”) and services provided to pharmaceutical and medical device companies (“PMD”). The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” We manage and operate our business segments based on the markets they serve and the products and services provided to those markets. Substantially all sales from both business units during 2002 were made to customers in the United States, while less than 1% of revenue from our HCO business unit were derived from customers in Canada.

The following is our business segment information as of and for the years ended December 31, 2002 and 2001. We measure segment performance based on the operating loss before income taxes and prior to the allocation of corporate overhead expenses, interest expense, and substantially all depreciation.

	Year ended December 31, 2002
	HCO	PMD	Unallocated	Consolidated

Revenues, net	$9,748,529	$6,041,065	$—	$15,789,594
Cost of revenues	1,919,361	3,688,475	362,662	5,970,498
Product development	3,241,346	656,195	781,279	4,678,820
Sales and marketing	4,859,477	1,493,295	72,256	6,425,028
Depreciation and amortization	2,280,597	480,913	1,632,957	4,394,467
Other general and administrative	1,126,053	945,970	4,337,773	6,409,576
Office consolidation charge	164,783	—	—	164,783
Impairment of long-lived assets	105,000	—	—	105,000

Segment loss from operations	$(3,948,088)	$(1,223,563)	$(7,186,927)	$(12,358,578)

*Segment assets	$6,128,785	$5,985,371	$20,799,060	$32,913,216

Purchase of property and equipment	$308,778	$177,394	$139,362	$625,535

	Year ended December 31, 2001
	HCO	PMD	Unallocated	Consolidated

Revenues, net of warrant expense	$7,957,717	$5,545,590	$—	$13,503,307
Cost of revenues	2,646,652	3,021,412	104,256	5,772,320
Product development	2,688,845	1,061,679	1,289,883	5,040,407
Sales and marketing	4,593,632	1,295,658	5,290	5,894,580
Depreciation and amortization	7,215,931	963,904	1,756,401	9,936,236
Other general and administrative	2,499,570	911,258	3,713,419	7,124,247
Office consolidation charge	400,678	—	—	400,678
Impairment of long-lived assets	400,000	—	312,344	712,344

Segment loss from operations	$(12,487,591)	$(1,708,321)	$(7,181,593)	$(21,377,505)

*Segment assets	$15,617,965	$5,578,658	$28,050,021	$49,246,644

Purchase of property and equipment	$808,082	$429,049	$351,314	$1,588,445

*Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, property and equipment, and intangible assets. Investments in marketable securities are not allocated to individual segments.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. BUSINESS SEGMENTS (continued)

Total loss from operations for the year ended December 31, 2001 includes goodwill amortization of $5,015,316 for our HCO business unit and $345,072 for our PMD business unit. Effective January 1, 2002, goodwill amortization was discontinued as a result of adopting new accounting standards (See Note 6). The unallocated loss from operations for the year ended December 31, 2001 includes the gain of $1.5 million under the caption “Other general and administrative” associated with the renegotiation of our agreement with WebMD Corporation, formerly Healtheon/WebMD Corporation (See Note 15).

9. INCOME TAXES

Income tax benefit differs from the amounts computed by applying the federal statutory rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2002	2001	2000

Tax benefit at the statutory rate	$(5,658,022)	$(6,655,815)	$(6,897,002)
State income tax benefit, net of federal benefit	(412,340)	(592,104)	(667,145)
Nondeductible goodwill	2,108,000	1,588,345	1,188,473
Other	67,602	(215,501)	(69,774)
Increase in valuation allowance	3,894,760	5,875,075	6,445,448

	$—	$—	$—

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001

Deferred tax assets:
Allowance for doubtful accounts	$112,428	$109,374
Differences related to business combinations	1,533,925	1,518,029
Depreciation	63,028	—
Accrued liabilities	321,812	154,699
Deferred revenue	—	40,700
Difference related to warrants	1,227,388	1,227,388
Research and development credits	152,769	90,948
Other	6,434	6,403
Net operating loss carryforwards	14,866,516	11,330,299

Total deferred tax assets	18,284,300	14,477,840
Less: Valuation allowance	(18,284,300)	(14,389,540)
	—	88,300
Deferred tax liability - depreciation	—	(88,300)

Net deferred tax asset	$—	$—

As of December 31, 2002 we had federal and state net operating loss carryforwards of $39,740,407 and $33,869,449. These losses will expire in years 2012 through 2022. A portion of these losses may be subject to limitation in future years.

We have established a valuation allowance for deferred tax assets at December 31, 2002 and 2001, due to the uncertainty of realizing these assets in the future. The valuation allowance increased $3,894,760 in 2002, $5,875,075 in 2001, and $6,445,448 in 2000. No federal or state income tax payments were made during the years ended December 31, 2002, 2001, and 2000.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK OPTION PLAN

Our 2000 Stock Incentive Plan (“2000 Plan”) and 1994 Employee Stock Option Plan (“1994 Plan”) (the 2000 Plan and the 1994 Plan are collectively referred to as “the Plan”) authorize the grant of options to employees, officers, directors, and others and such grants must be approved by the Compensation Committee of the Board of Directors. In February 2000, we adopted the 2000 Plan. The terms of the 2000 Plan are substantially similar to the 1994 Plan. Options granted under the Plan have terms of no more than ten years with certain restrictions. The Plan allows the Board of Directors to determine the vesting period of each grant. The vesting period of the options granted ranges from immediate vesting to four years. In connection with the 2000 Plan, 5,000,000 shares have been reserved for issuance, bringing the total shares reserved for issuance through options to 9,000,000 shares. During 2002, the 1994 Plan was amended to exclude forfeited shares from shares available for future grants. This amendment reduced the number of shares available for future grants by 1,392,892.

The weighted average fair value of options granted was estimated using the minimum value option pricing model in 2000 prior to our IPO and the Black-Scholes method subsequent to our IPO in April 2000. The assumptions used for these estimates include:

	2002	2001	2000

Risk-free interest rate	4.20%	4.20%	6.00%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	5	5	5
Volatility	60%	60%	60%

The estimated weighted average fair values of options granted during 2002, 2001 and 2000 using the above pricing models were $0.75, $0.70 and $2.09, respectively.

A progression of activity and various other information relative to stock options is presented in the table below.

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
	Common	Average	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding – beginning of period	2,816,717	$4.17	3,125,739	$4.73	2,470,229	$2.84
Granted	570,000	1.36	410,750	1.22	2,097,316	6.21
Exercised	—	—	(8,700)	1.21	(801,997)	0.75
Expired	(50,049)	4.54	(112,175)	8.67	—	—
Forfeited	(349,288)	3.65	(598,897)	4.01	(639,809)	7.30

Outstanding – end of period	2,987,380	$3.69	2,816,717	$4.17	3,125,739	$4.73

Exercisable at end of period	1,755,679	$4.09	1,306,994	$4.19	665,261	$4.51

During 2002, 2001, and 2000, we issued 11,500, 5,750, and 27,254, respectively, stock options to our professional consulting boards at per share exercise prices ranging from $1.80 in 2002, $1.24 in 2001, and $2.125 to $11.89 in 2000. In connection with these grants we recognized expense of approximately $11,000 in 2002, $57,000 in 2001, and $30,000 in 2000. During 2000, we also granted options to individuals for services and recognized approximately $16,000 of expense in connection with these grants.

Shares of common stock available for future grants of options totaled 3,482,717 at December 31, 2002. Exercise prices per share and various other information for options outstanding at December 31, 2002 are segregated into ranges as follows:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted Average		Weighted Average
	Number of	Exercise Price	Remaining	Number of	Exercise Price
	Shares	Per Share	Contractual Life	Shares	Per Share

$ 0.54 - $ 1.19	324,800	$1.09	6.6	164,800	$1.07
$ 1.20 - $ 2.38	1,300,289	1.93	6.5	614,948	2.14
$ 3.58 - $ 4.76	700,762	4.06	4.7	554,587	4.06
$ 4.77 - $ 5.95	111,000	5.42	5.5	56,000	5.42
$ 5.96 - $ 7.13	236,800	6.49	5.0	155,165	6.49
$ 8.33 - $ 9.50	85,445	8.92	5.8	85,445	8.92
$ 9.51 - $10.70	101,750	10.00	5.2	50,875	10.00
$10.71 - $11.89	126,534	11.89	5.2	73,859	11.89

	2,987,380	$3.69	5.6	1,755,679	$4.09

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EMPLOYEE BENEFIT PLANS

401(k) Plan

We have a defined-contribution employee benefit plan (“401(k) Plan”) incorporating provisions of Section 401(k) of the Internal Revenue Code. Our employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, not to exceed 15% of compensation, subject to IRS limitations. We have not provided matching contributions through December 31, 2002.

Employee Stock Purchase Plan

During 2000, we adopted an Employee Stock Purchase Plan (“Purchase Plan”), which incorporates the provisions of Section 423 of the Internal Revenue Code. Under the Purchase Plan, 1,000,000 shares of common stock have been reserved for purchase by employees. The Purchase Plan provides for annual offer periods of twelve months to eligible employees. Under the Purchase Plan, eligible employees can purchase through payroll deductions, the lesser of up to 15% of their eligible base compensation or 2,500 shares of common stock, at a price equivalent to 85% of the lesser of the beginning or end of year price. During 2002 and 2001, 35,770 and 53,606 shares were purchased under the plan at an average price per share of $1.06 and $1.06, respectively.

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease office facilities in Nashville, TN, Dallas, TX, Denver, CO, and Raleigh, NC under agreements that expire before or during January 2007. The Dallas, TX facility is subleased to a third party through the expiration of the original lease, which ends January 2007. We are currently seeking to sublease the Raleigh, NC facility, which is currently not being used in operations.

The Nashville, TN lease provides for two five-year renewal options. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. We account for these leases by recognizing the straight-line rent expense and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The Company also leases certain office equipment under both operating and capital leases. Total rent expense under all operating leases was approximately $560,000, $605,000, and $795,000, for the years ended December 31, 2002, 2001, and 2000, respectively. We also lease certain computer and office equipment and office furnishings from various third parties accounted for as capital leases.

Future rental payment commitments at December 31, 2002 under capital and non-cancelable operating leases, with initial terms of one year or more, are as follows:

	Capital Leases	Operating Leases

2003	$74,179	$675,438
2004	41,769	511,736
2005	1,212	212,148
2006	—	35,481
2007	—	2,530
2008 (thereafter)	—	—

Total minimum lease payments	$117,160	$1,437,333

Less amounts representing interest	(9,224)

Present value of minimum lease payments (including $66,925 classified as current)	$107,936

Sublease rental income related to the Dallas, TX facility was approximately $60,000 in 2002. Future operating lease commitments have been reduced by sublease income of approximately $71,700 in 2003, $65,800 in 2004, $65,300 in 2005, $65,300 in 2006, and $5,400 in 2007.

The carrying value of assets under capital leases, which are included with owned assets in the accompanying consolidated balance sheets was $45,091 and $182,712 at December 31, 2002 and 2001, respectively. Amortization of the assets under the capital leases is included in depreciation expense on the accompanying consolidated statements of operations.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (continued)

Litigation

On November 17, 2000, a complaint was filed by Challenger Corporation in the Circuit Court of Tennessee for the Thirtieth Judicial District at Memphis against us, SynQuest and two individual shareholders of SynQuest. The complaint asserted that HealthStream violated the terms of a licensing agreement entered into between HealthStream and the plaintiff and that HealthStream allegedly failed to pay royalties due to the plaintiff pursuant to the terms of that agreement. The plaintiff also alleged that HealthStream induced SynQuest to breach a marketing agreement entered into between SynQuest and the plaintiff. Alternatively, the plaintiff alleged that HealthStream, which purchased certain assets of SynQuest, was liable for SynQuest’s alleged breach of the marketing agreement pursuant to the legal theory of successor liability. The aggregate damages alleged totaled approximately $9.0 million. The lawsuit was settled on March 28, 2002. The principal terms included a payment of $100,000 to Challenger and a license to market and distribute HealthStream’s Core Curriculum live lecture series content in electronic format. The $100,000 payment was made in April 2002.

We are subject to various other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect our financial position, operations or liquidity.

13. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,

	2002	2001	2000

Numerator:
Net loss	$(16,641,242)	$(19,575,926)	$(20,285,301)

Denominator:
Weighted-average shares outstanding	20,261,062	19,920,521	115,785,946

Net loss per share, basic and diluted	$(0.82)	$(0.98)	$(1.29)

For the years ended December 31, 2002, 2001, and 2000, the calculation of weighted average and equivalent shares excluded options, warrants, restricted stock and convertible preferred stock because such items were anti-dilutive. The equivalent common shares related to such options, warrants, restricted stock and preferred stock were 3,246,544 in 2002, 3,238,311 in 2001 and 6,522,065 in 2000.

14. OFFICE CONSOLIDATION CHARGE

During 2002 and 2001, we recorded office consolidation charges for our HCO business unit of approximately $165,000 and $401,000, respectively, as a result of closure of our Raleigh, Dallas, and Boston offices. The charges in 2002 consisted of lease obligations of approximately $165,000. The charges in 2001 consisted of lease obligations of approximately $245,000 and impairment of certain fixed assets of approximately $156,000. We recorded a liability for such charges and the expenses are included under the caption “office consolidation charge” on the accompanying consolidated statements of operations. As of December 31, 2002 we have paid approximately $154,000 in lease obligations and charged approximately $156,000 to the recorded liability for the disposal of fixed assets. At December 31, 2002, the remaining balance of accrued liabilities associated with these charges was approximately $255,000.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STRATEGIC ALLIANCES

We periodically enter into strategic alliances with content and distribution partners, development partners, and other business partners. Typically, these arrangements provide for payments to these partners based on either a percentage of revenues, hours of courseware developed, or based on a fixed payment schedule.

In November 2002, we entered into an agreement with a business partner to develop certain courses and to provide telemarketing services. The agreement provides for minimum payments of $130,000 based on the delivery of an initial 20 online courses. In addition, we will pay our partner royalties associated with sales of such content.

In October 2002, we entered into an agreement with another business partner to provide us with telemarketing services over a two year period. In exchange for these services, we will provide a minimum quarterly payment of $60,625 over the two year term of the agreement.

In February 2000, we entered into a five-year agreement with WebMD. The agreement provided that we would be the exclusive provider of education, continuing education and training services for all healthcare organizations, healthcare professionals and healthcare workers on all Web sites owned or operated by WebMD in exchange for certain guaranteed payments. WebMD also purchased $10.0 million of our common stock in a private sale that closed concurrent with our IPO. During 2000, we expensed and paid WebMD royalties of $1.5 million. At December 31, 2000, the accompanying consolidated balance sheet included accrued and unpaid royalties related to this agreement of $1.5 million. On January 5, 2001, we terminated the prior agreement with WebMD and set forth a new business arrangement. Under the new, non-exclusive three-year agreement, we are a preferred provider of continuing medical education, continuing education and board preparation courses for WebMD’s professional portal. Under this arrangement, financial consideration is based entirely on revenues generated from the sale of HealthStream’s services to WebMD’s professional portal customers.

In connection with this renegotiation, we gave WebMD the right to sell shares purchased in a private offering back to us at any time through March 30, 2001. On February 8, 2001, WebMD exercised its right to sell the 1.1 million shares of our common stock back to us at $1.7833 per share. We reacquired the shares on February 16, 2001. In connection with the termination of the prior WebMD agreement, we recognized a gain of $1.5 million as a reduction of other general and administrative expense, representing the reversal of the scheduled $1.5 million fixed payment that was accrued at December 31, 2000.

We also entered into a development agreement in January 2000 with a private company under which we paid $95,000 and paid the entity another $400,000 during 2000 as courses were developed. In connection with this agreement, we received a warrant to purchase 223,834 shares of the entity’s common stock at an exercise price of $4.47 per share. Because the development services were provided at market rates, no value has been ascribed to the warrant.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information as to directors of the Company is incorporated by reference from the information contained in our proxy statement for the 2003 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers.”

Item 11. Executive Compensation

Incorporated by reference from the information contained in our proxy statement for the 2003 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information contained in our proxy statement for the 2003 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the information contained in our proxy statement for the 2003 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 14. Controls and Procedures

HealthStream’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of HealthStream’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this annual report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that HealthStream’s disclosure controls and procedures effectively and timely provide them with material information relating to HealthStream and its consolidated subsidiaries required to be disclosed in the reports HealthStream files or submits under the Exchange Act. There have not been any significant changes in HealthStream’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements

Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.

(a) (2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a) (3) Exhibits

Number	Description

*2.1	Asset Purchase Agreement, dated July 23, 1999, among SilverPlatter Education, Inc., SilverPlatter Information, Inc. and HealthStream, Inc.

*2.2	Agreement and Plan of Merger, dated January 5, 2000, among HealthStream, Inc., HealthStream Acquisition I, Inc., Quick Study, Inc. and each shareholder of Quick Study, Inc.

*2.3	Asset Purchase Agreement, dated December 16, 1999, among KnowledgeReview, LLC, Louis Bucelli and Maksim Repik, and HealthStream, Inc.

*2.4	Agreement and Plan of Merger, dated January 25, 2000 among HealthStream, Inc., HealthStream Acquisition II, Inc., Multimedia Marketing, Inc., and the stockholders of Multimedia Marketing, Inc.

*2.5	Asset Purchase Agreement, dated January 27, 2000, between Emergency Medicine Internetwork, Inc. and HealthStream, Inc.

*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.

*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Article 7 of the Fourth Amended and Restated Charter — included in Exhibit 3.1

4.3	Article II of the Amended and Restated Bylaws — included in Exhibit 3.2

*4.4	Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical Systems.

*4.6	Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation

*10.1	1994 Employee Stock Option Plan, effective as of April 15, 1994

*10.2	2000 Stock Incentive Plan, effective as of April 10, 2000

*10.3	Form of Indemnification Agreement

*10.4	Executive Employment Agreement, dated April 21, 1999, between HealthStream, Inc. and Robert A. Frist, Jr.

*10.5	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

*+10.6	Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems

*+10.7	Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Services, Inc.

*^10.8	Form of Employee Stock Purchase Plan

*21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Auditors

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment was received, with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 2003.

HEALTHSTREAM, INC.

By:	/s/ Robert A. Frist, Jr.

Robert A. Frist, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Robert A. Frist, Jr. Robert A. Frist, Jr.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 26, 2003

/s/ Arthur E. Newman Arthur E. Newman	Senior Vice-President and Chief Financial Officer (Principal Financial Officer)	March 26, 2003

/s/ Susan A. Brownie Susan A. Brownie	Vice President of Finance and Corporate Controller (Principal Accounting Officer)	March 26, 2003

/s/ Jeffrey L. McLaren Jeffrey L. McLaren	Vice Chairman	March 26, 2003

/s/ John Dayani John Dayani	Director	March 26, 2003

/s/ James Daniell James Daniell	Director	March 26, 2003

/s/ William Stead William Stead	Director	March 26, 2003

/s/ M. Fazle Husain M. Fazle Husain	Director	March 26, 2003

/s/ Thompson Dent Thompson Dent	Director	March 26, 2003

/s/ Charles N. Martin Charles N. Martin	Director	March 26, 2003

/s/ Linda Rebrovick Linda Rebrovick	Director	March 26, 2003

/s/ FRANK GORDON Frank Gordon	Director	March 26, 2003

CERTIFICATION

I, Robert A. Frist, Jr., certify that:

1.     I have reviewed this annual report on Form 10-K of HealthStream, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert A. Frist, Jr. Robert A. Frist, Jr. Chief Executive Officer March 26, 2003

CERTIFICATION

I, Arthur E. Newman, certify that:

1.     I have reviewed this annual report on Form 10-K of HealthStream, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Arthur E. Newman Arthur E. Newman Chief Financial Officer March 26, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

*2.1	Asset Purchase Agreement, dated July 23, 1999, among SilverPlatter Education, Inc., SilverPlatter Information, Inc. and HealthStream, Inc.

*2.2	Agreement and Plan of Merger, dated January 5, 2000, among HealthStream, Inc., HealthStream Acquisition I, Inc., Quick Study, Inc. and each shareholder of Quick Study, Inc.

*2.3	Asset Purchase Agreement, dated December 16, 1999, among KnowledgeReview, LLC, Louis Bucelli and Maksim Repik, and HealthStream, Inc.

*2.4	Agreement and Plan of Merger, dated January 25, 2000 among HealthStream, Inc., HealthStream Acquisition II, Inc., Multimedia Marketing, Inc., and the stockholders of Multimedia Marketing, Inc.

*2.5	Asset Purchase Agreement, dated January 27, 2000, between Emergency Medicine Internetwork, Inc. and HealthStream, Inc.

*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.

*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Article 7 of the Fourth Amended and Restated Charter — included in Exhibit 3.1

4.3	Article II of the Amended and Restated Bylaws — included in Exhibit 3.2

*4.4	Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical Systems.

*4.6	Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation

*10.1	1994 Employee Stock Option Plan, effective as of April 15, 1994

*10.2	2000 Stock Incentive Plan, effective as of April 10, 2000

*10.3	Form of Indemnification Agreement

*10.4	Executive Employment Agreement, dated April 21, 1999, between HealthStream, Inc. and Robert A. Frist, Jr.

*10.5	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

*+10.6	Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems

*+10.7	Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Systems, Inc.

*^10.8	Form of Employee Stock Purchase Plan

*21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Auditors

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment was received with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement.