Form 10-Q
period 2003-03-31
HEALTHSTREAM INC
filed 2003-05-15
CIK 1095565

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                          Commission File No.: 001-8833

                               HEALTHSTREAM, INC.
             (Exact name of registrant as specified in its charter)

               TENNESSEE                                62-1443555
               ---------                                ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

   209 10TH AVENUE SOUTH, SUITE 450
         NASHVILLE, TENNESSEE                            37203
         --------------------                            -----
Address of principal executive offices)               (Zip Code)

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

As of May 13, 2003, 20,367,427 shares of the registrant's common stock were outstanding.

                               INDEX TO FORM 10-Q

                               HEALTHSTREAM, INC.

                                                                                                                    PAGE
                                                                                                                   NUMBER
                                                                                                                   ------
Part I.          Financial Information

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets - March 31, 2003 (Unaudited)
                      and December 31, 2002.......................................................................     1

                 Condensed Consolidated Statements of Operations (Unaudited) - Three Months
                      ended March 31, 2003 and 2002...............................................................     2

                 Condensed Consolidated Statement of Shareholders' Equity (Unaudited) - Three Months
                      ended March 31, 2003........................................................................     3

                 Condensed Consolidated Statements of Cash Flows (Unaudited) - Three Months
                      ended March 31, 2003 and 2002...............................................................     4

                 Notes to Condensed Consolidated Financial Statements.............................................     5

Item 2.          Management's Discussion and Analysis of Financial Condition and Results
                      of Operations...............................................................................     8

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.......................................    14

Item 4.          Controls and Procedures..........................................................................    14

Part II.         Other Information

Item 6.          Exhibits and Reports on Form 8-K.................................................................    14

                 Signature........................................................................................    15

                 Certifications...................................................................................    16


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               HEALTHSTREAM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,           DECEMBER 31,
                                                                                       2003                  2002
                                                                                   ------------          ------------
                                                                                     (UNAUDITED)            (NOTE 1)
         ASSETS
Current assets:
   Cash and cash equivalents .............................................         $  6,541,283          $  4,069,631
   Investments in short term marketable securities .......................           11,593,451            12,087,008
   Restricted cash .......................................................              475,106               835,437
   Interest receivable ...................................................              212,441               306,507
   Accounts receivable, net of allowance for doubtful accounts of $303,083
      at March 31, 2003 and $295,704 at December 31, 2002, respectively ..            3,613,377             3,346,355
   Accounts receivable - unbilled ........................................              344,847               248,439
   Prepaid development fees, net of amortization .........................              341,481               406,416
   Other prepaid expenses and other current assets .......................              780,130               587,746
                                                                                   ------------          ------------
      Total current assets ...............................................           23,902,116            21,887,539
Property and equipment:
   Furniture and fixtures ................................................              937,152               930,657
   Equipment .............................................................            4,624,465             4,361,466
   Leasehold improvements ................................................            1,235,293             1,232,083
                                                                                   ------------          ------------
                                                                                      6,796,910             6,524,206
      Less accumulated depreciation and amortization .....................           (4,229,868)           (3,855,921)
                                                                                   ------------          ------------
                                                                                      2,567,042             2,668,285

Goodwill .................................................................            3,306,688             3,306,688
Intangible assets, net of accumulated amortization of $5,599,370
      at March 31, 2003 and $5,211,965 at December 31, 2002, respectively             1,262,772             1,650,177
Investments in marketable securities .....................................                   --             3,066,067
Notes receivable - related party .........................................              233,003               233,003
Other assets .............................................................               65,431               101,457
                                                                                   ------------          ------------
         Total assets ....................................................         $ 31,337,052          $ 32,913,216
                                                                                   ============          ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................................         $  1,367,967          $    718,803
   Accrued liabilities ...................................................              847,683             1,179,795
   Accrued compensation and related expenses .............................              329,360               763,521
   Registration liabilities ..............................................              551,925               900,654
   Deferred revenue ......................................................            3,635,092             3,346,224
   Current portion of capital lease obligations ..........................               53,355                66,925
                                                                                   ------------          ------------
      Total current liabilities ..........................................            6,785,382             6,975,922
Capital lease obligations, less current portion ..........................               26,385                41,011
Commitments and contingencies ............................................                   --                    --
Shareholders' equity:
   Common stock, no par value, 75,000,000 shares authorized;
      20,322,687 shares issued and outstanding
      at March 31, 2003 and December 31, 2002, respectively ..............           91,223,052            91,223,052
   Accumulated other comprehensive income ................................              113,978               125,536
   Accumulated deficit ...................................................          (66,811,745)          (65,452,305)
                                                                                   ------------          ------------
         Total shareholders' equity ......................................           24,525,285            25,896,283
                                                                                   ------------          ------------
         Total liabilities and shareholders' equity ......................         $ 31,337,052          $ 32,913,216
                                                                                   ============          ============

   See accompanying notes to the condensed consolidated financial statements.

                               HEALTHSTREAM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                         ----------------------------------
                                                                                             2003                  2002
                                                                                         ------------          ------------

Revenues, net ..................................................................         $  4,416,709          $  3,534,858
Operating costs and expenses:
   Cost of revenues ............................................................            1,495,488             1,831,851
   Product development .........................................................              955,460             1,008,561
   Sales and marketing .........................................................            1,128,855             1,561,264
   Depreciation ................................................................              376,576               447,871
   Amortization of intangibles, content fees, fixed royalties, and prepaid
     compensation ..............................................................              519,871               713,041
   Other general and administrative expenses ...................................            1,422,731             1,649,571
                                                                                         ------------          ------------
         Total operating costs and expenses ....................................            5,898,981             7,212,159

Loss from operations ...........................................................           (1,482,272)           (3,677,301)
Other income (expense):
   Interest and other income ...................................................              129,309               257,289
   Interest and other expense ..................................................               (6,477)               (8,976)
                                                                                         ------------          ------------
                                                                                              122,832               248,313
                                                                                         ------------          ------------
Loss, before cumulative effect of a change in accounting principle .............           (1,359,440)           (3,428,988)
Cumulative effect of a change in accounting principle ..........................                   --            (5,000,000)
                                                                                         ------------          ------------
Net loss .......................................................................         $ (1,359,440)         $ (8,428,988)
                                                                                         ============          ============

Net loss per share:
   Basic and diluted net loss before cumulative effect of a change in accounting
     principle .................................................................         $      (0.07)         $      (0.17)
   Cumulative effect of a change in accounting principle .......................                   --                 (0.25)
                                                                                         ------------          ------------
Basic and diluted net loss per share ...........................................         $      (0.07)         $      (0.42)
                                                                                         ============          ============

Weighted average shares of common stock outstanding:
   Basic and diluted ...........................................................           20,306,364            20,195,982
                                                                                         ============          ============

   See accompanying notes to the condensed consolidated financial statements.

                               HEALTHSTREAM, INC.
      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2003



                                                    COMMON STOCK                               OTHER           TOTAL
                                          ----------------------------     ACCUMULATED     COMPREHENSIVE     SHAREHOLDERS'
                                             SHARES          AMOUNT          DEFICIT           INCOME          EQUITY
                                          ------------    ------------    ------------     ------------      ------------
Balance at December 31, 2002 .........      20,322,687    $ 91,223,052    $(65,452,305)    $    125,536      $ 25,896,283
Net loss .............................              --              --      (1,359,440)              --        (1,359,440)
Unrealized loss on investments,
  net of tax .........................              --              --              --          (11,558)          (11,558)
                                                                                                             ------------
Comprehensive loss ...................              --              --              --               --        (1,370,998)
                                          ------------    ------------    ------------     ------------      ------------
Balance at March 31, 2003 ............      20,322,687    $ 91,223,052    $(66,811,745)    $    113,978      $ 24,525,285
                                          ============    ============    ============     ============      ============


   See accompanying notes to the condensed consolidated financial statements.

                               HEALTHSTREAM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                   ---------------------------------
                                                                                       2003                 2002
                                                                                   ------------         ------------
OPERATING ACTIVITIES:
Net loss ..................................................................        $ (1,359,440)        $ (8,428,988)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation ........................................................             376,576              447,871
      Amortization of intangibles, content fees, fixed royalties,
         and prepaid compensation .........................................             519,871              713,041
      Provision for doubtful accounts .....................................              40,000                   --
      Realized loss on disposal of property & equipment ...................               2,202                2,213
      Cumulative effect of a change in accounting principle ...............                  --            5,000,000
   Changes in operating assets and liabilities:
         Accounts and unbilled receivables ................................            (403,430)            (184,102)
         Restricted cash ..................................................             360,331             (490,526)
         Interest receivable ..............................................              94,066              179,495
         Prepaid development fees .........................................             (34,629)              21,031
         Other prepaid expenses and other current assets ..................            (207,660)               2,523
         Other assets .....................................................             116,467               41,691
         Accounts payable .................................................             649,164             (265,006)
         Accrued liabilities and compensation .............................            (766,273)            (204,898)
         Registration liabilities .........................................            (348,729)             419,784
         Deferred revenue .................................................             288,868              346,591
                                                                                   ------------         ------------
           Net cash used in operating activities ..........................            (672,616)          (2,399,280)

INVESTING ACTIVITIES:
Proceeds from maturities and sale of investments in marketable securities .           3,450,000            6,164,956
Purchase of investments in marketable securities ..........................                  --           (5,324,886)
Purchase of property and equipment ........................................            (277,536)            (190,071)
                                                                                   ------------         ------------
           Net cash provided by investing activities ......................           3,172,464              649,999

FINANCING ACTIVITIES:
Payments on capital lease obligations .....................................             (28,196)             (50,223)
                                                                                   ------------         ------------
           Net cash used in financing activities ..........................             (28,196)             (50,223)
                                                                                   ------------         ------------

Net increase increase (decrease) in cash and cash equivalents .............           2,471,652           (1,799,504)
Cash and cash equivalents at beginning of period ..........................           4,069,631            4,747,434
                                                                                   ------------         ------------
Cash and cash equivalents at end of period ................................        $  6,541,283         $  2,947,930
                                                                                   ============         ============

Total cash and cash equivalents, restricted cash, investments in marketable
   securities and accrued interest at end of period .......................        $ 18,822,281         $ 24,574,633
                                                                                   ============         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid .............................................................        $      4,430         $      6,763
                                                                                   ============         ============


    See accompanying notes to the condensed consolidated financial statements

                               HEALTHSTREAM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 (included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission).

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have elected to account for stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), which does not utilize the fair value method. However, we have adopted the disclosure requirements of SFAS No. 123, and we adopted the additional disclosure requirements as specified in SFAS 148.

If the alternative method of accounting for stock incentive plans prescribed by SFAS No. 123 had been followed, our net loss and net loss per share would have been:

                                                                                                  Three Months Ended
                                                                                           ----------------------------------
                                                                                           March 31, 2003      March 31, 2002
                                                                                           --------------      --------------
Net loss as reported ...............................................................        $(1,359,440)        $(8,428,988)
Add: Stock-based employee compensation expense included in reported net loss, net of
    related taxes ..................................................................                 --                  --
Deduct: Total stock-based employee compensation expense determined under fair value
    based method for all awards net of related tax effects .........................           (144,604)           (193,958)
                                                                                            -----------         -----------
Pro forma net loss .................................................................        $(1,504,044)        $(8,622,946)
                                                                                            ===========         ===========

Basic and diluted net loss per share - as reported* ................................        $     (0.07)        $     (0.42)
                                                                                            ===========         ===========
Basic and diluted net loss per share - pro forma* ..................................        $     (0.07)        $     (0.43)
                                                                                            ===========         ===========

--------------
* - The net loss per share as reported and pro forma for the three months ended March 31, 2002 includes a $5.0 million (or $0.25 per share) charge related to a cumulative effect of a change in accounting principle.

3.  NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, and escrowed or restricted shares are included in diluted net loss per share only to the extent these shares are dilutive. The total number of common equivalent shares excluded from the calculations of diluted net loss per share, due to their anti-dilutive effect, was approximately 3,100,000 and 3,600,000 at March 31, 2003 and 2002, respectively.

                               HEALTHSTREAM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. BUSINESS SEGMENTS

We have two reportable segments, services provided to healthcare organizations and professionals ("HCO") and services provided to pharmaceutical and medical device companies ("PMD"). The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2002. We manage and operate our business segments based on the markets they serve and products and services provided to those markets.

The following is our business segment information as of and for the three months ended March 31, 2003 and 2002. We measure segment performance based on the operating loss before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and substantially all depreciation.

                                               Three months ended
                                       ------------------------------------
                                       March 31, 2003        March 31, 2002
                                       --------------        --------------
Revenues
   HCO ........................         $  2,879,231          $  2,137,658
   PMD ........................            1,537,478             1,397,200
                                        ------------          ------------
     Total net revenue ........         $  4,416,709          $  3,534,858
                                        ============          ============

Income (Loss) from operations
   HCO ........................         $    545,652          $ (1,267,646)
   PMD ........................              (66,014)             (506,131)
   Unallocated ................           (1,961,910)           (1,903,524)
                                        ------------          ------------
     Total loss from operations         $ (1,482,272)         $ (3,677,301)
                                        ============          ============

Segment Assets
   HCO * ......................         $  5,902,044          $  9,265,689
   PMD * ......................            5,227,555             6,449,798
   Unallocated ................           20,207,453            25,127,342
                                        ------------          ------------
     Total assets .............         $ 31,337,052          $ 40,842,829
                                        ============          ============

--------------
* Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, property and equipment, and intangible assets. Cash and cash equivalents, investments in marketable securities and related interest receivable are not allocated to individual segments.

5. GOODWILL

We account for goodwill under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Effective January 1, 2002 we recorded a transitional goodwill impairment loss of $5.0 million in our HCO business unit. The loss was recorded as a cumulative effect of a change in accounting principle.

We test goodwill for impairment using a discounted cash flow model. The technique used to determine the fair value of our reporting units is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. If these estimates or their related assumptions change in the future, we may be required to record impairment charges, which could adversely impact our operating results for the period in which such a determination is made. We perform our annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists.

                               HEALTHSTREAM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. GOODWILL (CONTINUED)

There have been no changes in the carrying amount of goodwill for the three months ended March 31, 2003. The changes in the carrying amount of goodwill for the three months ended March 31, 2003 and 2002 are as follows:

                                                                        HCO                   PMD                   Total
                                                                    -----------           -----------           -----------
Balance at January 1, 2003.............................             $ 1,982,961           $ 1,323,727           $ 3,306,688
Changes in carrying value of goodwill..................                      --                    --                    --
                                                                    -----------           -----------           -----------
Balance at March 31, 2003..............................             $ 1,982,961           $ 1,323,727           $ 3,306,688
                                                                    ===========           ===========           ===========


                                                                        HCO                   PMD                  Total
                                                                    ------------          -----------           -----------
Balance at January 1, 2002.............................             $ 6,982,961           $ 1,323,727           $ 8,306,688
Transitional impairment loss...........................              (5,000,000)                   --            (5,000,000)
                                                                    -----------           -----------           -----------
Balance at March 31, 2002..............................             $ 1,982,961           $ 1,323,727           $ 3,306,688
                                                                    ===========           ===========           ===========


6. INTANGIBLE ASSETS

All intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. The intangibles are being amortized over their estimated useful lives, ranging from one to five years. Amortization of intangible assets was approximately $387,000 and $479,000 for the three months ended March 31, 2003 and 2002, respectively.

Identifiable intangible assets are comprised of the following:

                                 As of March 31, 2003                              As of December 31, 2002
                    ----------------------------------------------      -----------------------------------------------
                                     Accumulated                                         Accumulated
                    Gross Amount    Amortization           Net          Gross Amount     Amortization           Net
                    ------------    ------------       -----------      ------------     ------------       -----------
Content ......      $ 3,500,000      $(2,519,445)      $   980,555      $ 3,500,000      $(2,277,778)      $ 1,222,222
Customer lists        2,940,000       (2,745,555)          194,445        2,940,000       (2,612,221)          327,779
Other ........          422,142         (334,370)           87,772          422,142         (321,966)          100,176
                    -----------      -----------       -----------      -----------      -----------       -----------
    Total ....      $ 6,862,142      $(5,599,370)      $ 1,262,772      $ 6,862,142      $(5,211,965)      $ 1,650,177
                    ===========      ===========       ===========      ===========      ===========       ===========


Estimated amortization expense for the periods and years ending December 31, is as follows:


  April 1, 2003 through December 31, 2003...................................................    $     752,494
  2004......................................................................................          344,066
  2005......................................................................................          166,212
  2006......................................................................................               --
  2007......................................................................................               --
                                                                                                -------------
       Total                                                                                    $   1,262,772
                                                                                                =============


7.  CONTINGENCIES

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

         - our ability to attract new customers and to transition customers of our installed learning management products to our Internet-based learning products and our ability to sell additional content and services to our customers;

         -        our history of losses;

         - our ability to manage the growth of our operations and infrastructure;

         - our ability to maintain and continue to develop our technology infrastructure, continue to meet customer demand and maintain appropriate security;

         - successful implementation of our operating and growth strategy;

         -        competitive pressures from actual and potential competitors;

         - fluctuations in quarterly operating results caused by a variety of factors including the timing of sales and development contracts as well as the continued development and maintenance of the Internet as a tool for online training and continuing education in the healthcare industry and availability of increased bandwidth;

         - our ability to successfully establish and maintain new and existing relationships with customers and content partners; and

         - global and/or regional economic factors and potential changes in laws and regulations, including, without limitation, changes in federal, state and international laws or other regulations regarding education, training and Internet transactions.

For additional information concerning risks and uncertainties that may affect our results of operations, please see the risks outlined under the heading "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

OVERVIEW AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

HealthStream, Inc. was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. We evolved from an initial focus of providing multimedia tools for information dissemination to facilitating training tools for entities in the healthcare industry. Revenues from the healthcare organization and professionals business unit ("HCO") are derived from the following categories: provision of services through our Internet-based learning products, content subscriptions, licensing, maintenance and support of our installed learning management products, custom content development and a variety of online and enduring products. Revenues from the pharmaceutical and medical device business unit ("PMD") are derived from live event development, coordination, and registration services, online development and training, Web cast events and other educational and training services.

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions during the preparation of our financial statements. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

The critical accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

         o        Revenue recognition

         o        Product development costs and related capitalization

         o        Goodwill, intangibles, and other long-lived assets

         o        Allowance for doubtful accounts

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Notes to Consolidated Financial Statements in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002, which contains additional information regarding our accounting policies and other disclosures required by GAAP.

REVENUE RECOGNITION

Internet-based learning products including our Healthcare Learning Center(TM) ("HLC") and content subscriptions are provided on a per person subscription basis, with fees ranging from less than $1 to more than $6 per month, based on the size of the facilities' employee population and the content offerings to which they subscribe. Contracts for e-learning products generally range from $5,000 to approximately $400,000, and are based on the duration of the contract, number of users and content involved. Revenues derived from the provision of services through our Internet-based learning products are recognized ratably over the term of the service agreement. The Company also offers training services for clients to facilitate integration of this technology. Fees for training are based on the time and efforts of the personnel involved. Other transaction-based online services are provided based on a fee ranging from $5 to $25 per underlying credit hour, or based upon access to a body of content for a defined period of time. Most courses provide one to three credit hours, however, we also sell board review courses that include significantly more credit. We recognize revenue for all content subscription services ratably over the subscription period and recognize revenue for transaction-based online course sales when the course is delivered. Training revenues are generally recognized upon completion of training services. We also have arrangements that provide for commercial support of online courseware. Such revenue recognition is based on an estimate of usage ratably over the term unless usage varies from this estimate. As discussed in the "Risk Factors" section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, revenue recognition policies for Internet-based learning products and other services vary significantly from our installed learning management products.

Revenues from sales of installed learning management products are recognized upon shipment or installation of the software. The one-time license fee typically ranges from $20,000 to $200,000 based on the number of users. Revenues related to installed learning management products may be subject to seasonal fluctuations because purchases of these licenses typically are included in customers' capital expenditure budgets. Training services are typically based on the length of the related training course. Such training revenues are typically recognized upon completion of the training services. Maintenance and technical support revenues are typically based on a percentage of the original contract amount and are recognized over the term of the service period. Revenues derived from content development services or the sale of products requiring significant modification, conversion or customization are recorded based on the percentage of completion method using labor hours. We recognize custom content development revenues based on the percentage of a project that is completed.

We recognize revenue from online and live event development and coordination services based on the percentage of completion method using labor hours or similar event milestones. This methodology requires ongoing estimates regarding the total expenses or significant milestones associated with the project as well as periodic estimates of the progress with respect to completion of such projects. Event registration services are recognized upon completion of the related event and are based on estimates of event registration (note: our registration fees do not vary based on the number of registrants unless there is some incongruence with the initial estimate). Revenues associated with online training are recognized over the term of the service period or over the historical usage period, if usage typically differs from the service period. All other service revenues, including Web cast events, are recognized as the related services are performed or products are delivered. Sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors as a result of drug and product introductions, meeting and conference dates and budget cycles for such companies.

We expect to continue to generate revenues by marketing our Internet-based products and services to healthcare workers through healthcare organizations. We expect that the portion of our revenues related to services provided via our Internet-based learning products will increase. Specifically, we will seek to generate revenues from healthcare workers by marketing to their employers or commercially supporting organizations. The transaction fees for courseware resulting from this marketing may either be paid by the employer or commercially supporting organization or, in the case of healthcare professionals, may be billed directly to the individual. Our Internet-based learning model allows us to host our system in a central data center, therefore eliminating the need for costly onsite installations of our software. Under the Internet-based learning model, revenues are generated by charging for use of our courseware on a subscription basis. In addition, we will continue to sell services on our Web site on a transaction basis. We expect to continue to transition customers from our existing installed learning management platforms to our Internet-based learning products. We expect that revenues resulting from transition customers will remain comparable or increase when compared to the annual maintenance fees due to sales of additional content and courseware.

PRODUCT DEVELOPMENT COSTS

Product development costs include the costs to maintain and internally develop our Internet-based learning and installed learning management products as well as convert and load content. Once technological feasibility is achieved, we capitalize the cost of content developed by third parties where the life expectancy is greater than one year and the anticipated cash flows from such content is expected to exceed the cost of the content. We amortize content development over its expected life, which is generally one to two years. Product development and content development costs that have been capitalized are subject to a periodic impairment review in accordance with our policy. During the three months ended December 31, 2002, we recorded an impairment charge of approximately $105,000 with respect to certain content development fees.

We account for Web site development costs in accordance with EITF Issue No. 00-2, "Accounting for Web Site Development Costs," which provides guidance on when to capitalize versus expense costs incurred to develop a Web site. We capitalize costs incurred between the point of establishing technological feasibility and general release when such costs are material. To date, we have not capitalized any internal development costs for computer software developed for resale or any internal Web site development. The costs incurred with respect to our Internet-based learning products and Web sites were incurred prior to the adoption of EITF No. 00-2.

GOODWILL, INTANGIBLES AND OTHER LONG-LIVED ASSETS

We account for goodwill and intangibles and other long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We measure for impairment at the reporting unit level using a discounted cash flow model to determine the estimated fair value of the reporting units. Our discounted cash flow model contains significant assumptions and accounting estimates about discount rates, future cash flows and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future. We perform our goodwill impairment test whenever events or changes in facts or circumstances, internally and externally, indicate that impairment may exist and also during the fourth quarter each year.

In connection with our adoption of SFAS No. 142, we completed a transitional goodwill impairment evaluation. As a result of this evaluation, we recorded a transitional goodwill impairment loss of $5.0 million, effective January 1, 2002. This impairment evaluation included significant assumptions and accounting estimates as described above.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We estimate the allowance for doubtful accounts using a specific identification method. Management determines the allowance for doubtful accounts on a case-by-case basis, based on the facts and circumstances surrounding each potentially uncollectible receivable. An allowance is also maintained for accounts that are not specifically identified that may become uncollectible in the future. Uncollectible receivables are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is required based on our specific identification approach.

RESULTS OF OPERATIONS

REVENUES AND EXPENSE COMPONENTS

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Revenues. Revenues for our HCO business unit consist of the provision of services through our Internet-based learning products, content subscriptions, the licensing, maintenance and support of our installed learning management products and online development. Revenues for our PMD business unit consist of online and live event development, coordination, and registration services, online products and commercial support, sale of online enduring products and training services, and Web cast events.

Cost of Revenues. Cost of revenues consist primarily of salaries and employee benefits, materials, hosting costs, and other direct expenses associated with revenues as well as royalties paid to content providers and distribution partners based on a percentage of revenues.

Product Development. Product development expenses consist primarily of salaries and employee benefits, third-party content acquisition costs, costs associated with maintaining, developing and operating our Web sites and training delivery and administration platform, costs associated with the development of new products and the development of content.

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues. Revenues increased approximately $0.9 million, or 24.9%, from $3.5 million for the three months ended March 31, 2002 to $4.4 million for the three months ended March 31, 2003. Revenues for 2003 consisted of $2.9 million for HCO and $1.5 million for PMD. In 2002, revenues consisted of $2.1 million for HCO and $1.4 million for PMD. The increase in HCO revenues over 2002 related primarily to growth in our Internet-based Healthcare Learning Center(TM) subscriber base of $0.7 million and growth of add-on courseware of approximately $0.3 million. Add-on courseware subscription revenue increases were primarily related to training associated with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). These revenue increases were partially offset by a decline in revenues from maintenance and support fees associated with our installed learning management products of approximately $0.1 million and content development revenues of approximately $0.1 million. PMD revenues increased approximately $0.1 million over 2002, primarily related to increases in live event services, while online development revenues decreased moderately. We expect revenues from our installed learning management products to decline during 2003 as we focus on our Internet-based learning products and continue to transition these customers to our Internet-based learning platform. Revenues from our Internet-based subscription products represented approximately 55% of revenues for the three months ended March 31, 2003 compared to 39% of revenues for the three months ended March 31, 2002.

Cost of Revenues. Cost of revenues decreased approximately $0.3 million, or 18.4%, from $1.8 million for the three months ended March 31, 2002 to $1.5 million for the three months ended March 31, 2003. Cost of revenues as a percentage of revenues decreased from 51.8% of revenues for the three months ended March 31, 2002 to 33.9% of revenues for the three months ended March 31, 2003. This improvement is primarily related to the revenue increases and change in revenue mix discussed above, as well as reductions in personnel expenses, principally associated with consolidation of customer service operations that occurred during the first quarter of 2002.

Cost of revenues for the HCO unit decreased approximately $0.2 million and approximated 17.2% and 33.1% of revenues for the three months ended March 31, 2003 and 2002, respectively. This percentage decreased due to the increases in HCO revenues and change in revenue mix discussed above and from reductions in personnel expenses discussed above. Cost of revenues for the PMD unit decreased approximately $0.1 million and approximated 56.8% and 69.6% of revenues for the three months ended March 31, 2003 and 2002, respectively. This percentage decreased as a result of the moderate increases in PMD revenues discussed above as well as personnel reductions and a change in focus within PMD from content and online development services to development of new products. As a result of this change in focus, expenses have been shifted from cost of goods to product development. We expect quarter-to-quarter fluctuations in cost of revenues for our PMD unit due to seasonality in live event activities and as we balance the utilization of our online development resources to meet changes in demand for such services.

Gross Margin. Gross margins (which we define as revenues less cost of revenues divided by revenues) improved to approximately 66.1% for the three months ended March 31, 2003 from 48.2% for the three months ended March 31, 2002. The improvement is a result of the revenue increases and decreases in cost of revenues discussed above. Gross margins for the HCO business unit were 82.8% and 66.9% for the three months ended March 31, 2003 and 2002, respectively. Gross margins for the PMD business unit were 43.2% and 30.4% for the three months ended March 31, 2003 and 2002, respectively.

Product development. Product development expenses decreased approximately $40,000 or 3.4%, from approximately $1.0 million for the three months ended March 31, 2002 to approximately $960,000 for the three months ended March 31, 2003. Product development expenses as a percentage of revenues decreased from 28.5% for the three months ended March 31, 2002 to 21.6% of revenues for the three months ended March 31, 2003. The decrease as a percentage of revenues primarily relates to the increase in revenues discussed above.

Product development expenses for the HCO unit decreased approximately $0.1 million and approximated 20.0% and 33.5% of revenues for the three months ended March 31, 2003 and 2002, respectively. The percentage decrease is attributable to the HCO revenue increases and to a lesser extent, decreases in personnel expenses resulting from reductions in personnel associated with the development of certain content products. Product development efforts for HCO consisted primarily of ongoing maintenance and development of our Internet-based learning platform and new products. Product development expenses for the PMD unit increased approximately $0.2 million and approximated 18.3% and 8.1% of revenues for the three months ended March 31, 2003 and 2002, respectively. The increases in product development expenses for PMD are attributable to costs associated with the development of a new product called HospitalDirect(TM) and due to additional resources focused on the development of other content products. HospitalDirect(TM) is intended to expand our existing Internet-based learning products by providing pharmaceutical and medical device companies with opportunities to provide facility-based personnel with online product training. HospitalDirect(TM) is expected to be launched during the second quarter of 2003. The unallocated corporate portion of our product development expenses decreased approximately $0.1 million, or 45.9%, as a higher portion of corporate resources were utilized for the ongoing maintenance and development of our Internet-based learning platform for the HCO business unit.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, decreased approximately $0.4 million, or 27.7%, from $1.6 million for the three months ended March 31, 2002 to $1.1 million for the three months ended March 31, 2003. This decrease primarily resulted from lower commissions and marketing and personnel related expenses. Commission expense is lower as a result of changes in commission structures for 2003. Personnel expense and related travel decreases are a result of reductions in headcount of both sales and marketing personnel.

Sales and marketing expense for the HCO unit decreased approximately $0.3 million and approximated 28.9% and 51.6% of revenues for the three months ended March 31, 2003 and 2002, respectively. The percentage decreased due to the increases in HCO revenues, reductions in commission expense primarily due to changes in 2003 commission structure and decreases in both sales and marketing personnel related expenses due to lower headcount. HCO marketing and advertising expenses, excluding personnel, were comparable between periods. Sales and marketing expenses for our PMD business unit decreased approximately $0.2 million, and approximated 17.4% and 32.5% of revenues for the three months ended March 31, 2003 and 2002, respectively. The decreases resulted from personnel related expenses due to both lower headcount and lower commission expenses associated with lower headcount and changes in commission structure. PMD marketing and advertising expenses, excluding personnel, declined slightly as compared to 2002.

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.3 million, or 22.8%, from approximately $1.2 million for the three months ended March 31, 2002 to $0.9 million for the three months ended March 31, 2003. Depreciation expense decreased as a result of certain assets becoming fully depreciated and declines in fixed asset acquisitions over the past two years. Amortization declined as a result of certain intangible assets and prepaid content becoming fully amortized.

Other General and Administrative. Other general and administrative expenses decreased approximately $0.2 million, or 13.8%, from $1.6 million for the three months ended March 31, 2002 to $1.4 million for the three months ended March 31, 2003. Other general and administrative expenses as a percentage of revenues decreased from 46.7% for the three months ended March 31, 2002 to 32.2% for the three months ended March 31, 2003. The decrease is a result of reductions in personnel and other corporate operating expenses.

Other general and administrative expenses for the HCO business unit decreased approximately $0.3 million, and approximated 1.1% and 13.4% of revenues for the three months ended March 31, 2003 and 2002, respectively. The decrease for HCO resulted from a redesignation of certain personnel to corporate as well as headcount reductions. Other general and administrative expenses for the PMD business unit decreased approximately $0.2 million and approximated 4.5% and 17.3% of revenues for the three months ended March 31, 2003 and 2002, respectively. The decrease for PMD resulted from a redesignation of certain personnel to corporate. Other general and administrative expenses for the unallocated corporate functions increased approximately $0.2 million primarily as a result of a redesignation of certain personnel to corporate and redesignation of certain operating expenses. This realignment resulted in an additional $0.4 million of unallocated expenses, which was partially offset by certain headcount and operating expense reductions of $0.2 million resulting from consolidating our corporate functions.

Other Income/Expense. Other income/expense decreased approximately $0.1 million, or 50.5%, from $0.2 million for the three months ended March 31, 2002 to $0.1 million for the three months ended March 31, 2003. The decrease resulted from a reduction of interest income from investments in marketable securities due to lower invested balances and to a lesser degree, lower yield rates.

Net Loss. Net loss decreased approximately $7.0 million, or 83.9%, from $8.4 million for the three months ended March 31, 2002 to $1.4 million for the three months ended March 31, 2003. Net loss before the cumulative effect of a change in accounting principle of $5.0 million, decreased $2.0 million, or 60.4%, from a loss of $3.4 million for the three months ended March 31, 2002 to a loss of $1.4 million for the three months ended March 31, 2003 due to the factors mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.

Net cash used in operating activities was $0.7 million during the three months ended March 31, 2003 and $2.4 million during the three months ended March 31, 2002. Cash used in operating activities during the three months ended March 31, 2003 resulted from the net loss of $1.4 million, an increase in accounts and unbilled receivables and prepaid expenses and a decrease in accrued and registration liabilities. These operating uses of cash were offset by decreases in restricted cash, interest receivable and other assets, increases in accounts payable and deferred revenue, as well as depreciation and amortization. Cash used in operating activities during the three months ended March 31, 2002 related to the net loss before the cumulative effect of a change in accounting principle of $3.4 million, increases in accounts and unbilled receivables, and restricted cash, and decreases in accounts payable, accrued liabilities and compensation. These operating uses of cash were offset by decreases in interest receivable, increases in registration liabilities and deferred revenue as well as depreciation and amortization.

Net cash provided by investing activities was $3.2 million during the three months ended March 31, 2003 and $0.6 million for the three months ended March 31, 2002. Cash provided by investing activities during the three months ended March 31, 2003 related to the proceeds from maturities of investments in marketable securities of $3.5 million, offset by $0.3 million for the purchase of property and equipment. Cash provided by investing activities during the three months ended March 31, 2002 related to the excess of proceeds from sales of investments over purchases of investments of $0.8 million, offset by $0.2 million of cash paid for property and equipment.

Cash used in financing activities was $30,000 for the three months ended March 31, 2003 and $50,000 for the three months ended March 31, 2002. Cash used in financing activities during the three months ended March 31, 2003 and 2002 related to payments under capital lease obligations.

As of March 31, 2003, our primary source of liquidity was $18.8 million of cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of April 30, 2003 we had cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable of approximately $17.8 million.

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

COMMITMENTS AND CONTINGENCIES

In connection with our October 2001 agreement with HCA Information Technology & Services, Inc. ("HCA"), HCA will pay us minimum revenues of $12.0 million over the four-year term of the agreement. We expect that our capital expenditures will be approximately $1.0 to $1.2 million for the remainder of 2003.

Our strategic alliances have typically provided for payments to content and distribution partners and development partners based on revenues, and we expect to continue similar arrangements in the future. In addition to these commitments, we have capital lease obligations and operating lease commitments for our operating facilities in Nashville, TN and Denver, CO, and closed facilities in Dallas, TX and Raleigh, NC. There have been no changes, other than scheduled payments, in the future anticipated payments for our commitments and other contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, and to a lesser degree, we are exposed to foreign currency exchange rate risk on certain transactions with our customers in Canada. We do not have any commodity price risk. As of March 31, 2003, we had no outstanding indebtedness other than approximately $80,000 of capital lease obligations. Accordingly, we are not exposed to significant market risk. We are exposed to market risk with respect to the cash and cash equivalents and marketable securities that we invest. At April 30, 2003, we had approximately $17.8 million of cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest that were invested in a combination of short term investments. At this investment level, a hypothetical 10% decrease in the interest rate would decrease interest income and increase net loss on an annualized basis by approximately $178,000. At March 31, 2003, the average maturity for our investment portfolio approximated eight months.

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

ITEM 4. CONTROLS AND PROCEDURES

HealthStream's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of HealthStream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that HealthStream's disclosure controls and procedures effectively and timely provide them with material information relating to HealthStream and its consolidated subsidiaries required to be disclosed in the reports HealthStream files or submits under the Exchange Act. There have not been any significant changes in HealthStream's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A signed original of this written statement required by Section 906 has been provided to HealthStream, Inc. and will be retained by HealthStream, Inc. and furnished to the Securities and Exchange Commission upon request)

         99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (A signed original of this written statement required by Section 906 has been provided to HealthStream, Inc. and will be retained by HealthStream, Inc. and furnished to the Securities and Exchange Commission upon request)


(b)     Reports on Form 8-K

         (1) The Company filed a report on Form 8-K on February 7, 2003 - Item 5 to disclose a summary of select business metrics.

         (2) The Company filed a report on Form 8-K on February 25, 2003 - Item 9 to disclose the results for the fourth quarter ended December 31, 2002.

         (3) The Company filed a report on Form 8-K on April 28, 2003 - Item 9 to furnish information pursuant to Item 12 related to the results for the first quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HEALTHSTREAM, INC.

                                         By:  /s/  ARTHUR E. NEWMAN
                                              ----------------------------------
                                              Arthur E. Newman
                                              Chief Financial Officer
                                              May 15, 2003

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


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ ROBERT A. FRIST, JR.
--------------------------------------------
Robert A. Frist, Jr.
Chief Executive Officer
May 15, 2003

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


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ ARTHUR E. NEWMAN
--------------------------------------------
Arthur E. Newman
Chief Financial Officer
May 15, 2003

                               HEALTHSTREAM, INC.

                                  EXHIBIT INDEX


99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002

99.2   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002