Form 10-Q
period 2003-06-30
HEALTHSTREAM INC
filed 2003-08-14
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the quarterly period ended June 30, 2003

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

As of August 7, 2003, 22,422,484 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,431,890	$4,069,631
Investments in short term marketable securities	10,379,388	12,087,008
Restricted cash	457,331	835,437
Interest receivable	199,683	306,507
Accounts receivable, net of allowance for doubtful accounts of $280,248 at June 30, 2003 and $295,704 at December 31, 2002, respectively	3,127,771	3,346,355
Accounts receivable – unbilled	483,801	248,439
Prepaid development fees, net of amortization	330,457	406,416
Other prepaid expenses and other current assets	911,303	587,746

Total current assets	22,321,624	21,887,539
Property and equipment:
Furniture and fixtures	930,724	930,657
Equipment	4,820,082	4,361,466
Leasehold improvements	1,236,893	1,232,083

	6,987,699	6,524,206
Less accumulated depreciation and amortization	(4,604,409)	(3,855,921)

	2,383,290	2,668,285
Goodwill	3,306,688	3,306,688
Intangible assets, net of accumulated amortization of $5,939,616
at June 30, 2003 and $5,211,965 at December 31, 2002, respectively	922,526	1,650,177
Investments in marketable securities	—	3,066,067
Notes receivable – related party	233,003	233,003
Other assets	68,540	101,457

Total assets	$29,235,671	$32,913,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$619,247	$718,803
Accrued liabilities	836,991	1,179,795
Accrued compensation and related expenses	213,446	763,521
Registration liabilities	465,464	900,654
Deferred revenue	3,435,213	3,346,224
Current portion of capital lease obligations	51,187	66,925

Total current liabilities	5,621,548	6,975,922
Capital lease obligations, less current portion	13,936	41,011
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 20,413,159 and 20,322,687 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	91,350,763	91,223,052
Accumulated other comprehensive income	71,999	125,536
Accumulated deficit	(67,822,575)	(65,452,305)

Total shareholders’ equity	23,600,187	25,896,283

Total liabilities and shareholders’ equity	$29,235,671	$32,913,216

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2003	2002

Revenues, net	$4,669,751	$4,133,508
Operating costs and expenses:
Cost of revenues	1,603,917	1,557,848
Product development	810,589	1,217,475
Sales and marketing	1,236,151	1,657,485
Depreciation	378,159	398,581
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	478,720	733,278
Other general and administrative expenses	1,279,063	1,880,732
Office consolidation charge	—	97,438

Total operating costs and expenses	5,786,599	7,542,837
Loss from operations	(1,116,848)	(3,409,329)
Other income (expense):
Interest and other income	109,113	198,786
Interest and other expense	(3,095)	(29,252)

	106,018	169,534

Net loss	$(1,010,830)	$(3,239,795)

Net loss per share:
Basic and diluted net loss per share	$(0.05)	$(0.16)

Weighted average shares of common stock outstanding:
Basic and diluted	20,360,855	20,251,465

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2003	2002

Revenues, net	$9,086,460	$7,668,366
Operating costs and expenses:
Cost of revenues	3,099,405	3,389,699
Product development	1,766,049	2,226,036
Sales and marketing	2,365,006	3,218,749
Depreciation	754,735	846,452
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	998,591	1,446,319
Other general and administrative expenses	2,701,794	3,530,303
Office consolidation charge	—	97,438

Total operating costs and expenses	11,685,580	14,754,996
Loss from operations	(2,599,120)	(7,086,630)
Other income (expense):
Interest and other income	238,422	456,075
Interest and other expense	(9,572)	(38,228)

	228,850	417,847

Loss, before cumulative effect of a change in accounting principle	(2,370,270)	(6,668,783)
Cumulative effect of a change in accounting principle	—	(5,000,000)

Net loss	$(2,370,270)	$(11,668,783)

Net loss per share:
Basic and diluted net loss before cumulative effect of a change in accounting principle	$(0.12)	$(0.33)
Cumulative effect of a change in accounting principle	—	(0.25)

Basic and diluted net loss per share	$(0.12)	$(0.58)

Weighted average shares of common stock outstanding:
Basic and diluted	20,333,584	20,223,723

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2003

				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Deficit	Income	Equity

Balance at December 31, 2002	20,322,687	$91,223,052	$(65,452,305)	$125,536	$25,896,283
Net loss	—	—	(2,370,270)	—	(2,370,270)
Unrealized loss on investments, net of tax	—	—	—	(53,537)	(53,537)

Comprehensive loss	—	—	—	—	(2,423,807)
Issuance of common stock to Employee Stock Purchase Plan	44,740	38,029	—	—	38,029
Exercise of stock options	45,732	89,682	—	—	89,682

Balance at June 30, 2003	20,413,159	$91,350,763	$(67,822,575)	$71,999	$23,600,187

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2003	2002

OPERATING ACTIVITIES:
Net loss	$(2,370,270)	$(11,668,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	754,735	846,452
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	998,591	1,446,319
Provision for doubtful accounts	87,500	205,000
Realized loss on disposal of property & equipment	7,083	—
Issuance of stock options to advisory boards	—	11,385
Office consolidation charge	—	97,438
Cumulative effect of a change in accounting principle	—	5,000,000
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(104,278)	(611,177)
Restricted cash	378,106	(255,383)
Interest receivable	106,824	178,570
Prepaid development fees	(146,100)	155,512
Other prepaid expenses and other current assets	(337,188)	(4,825)
Other assets	167,816	37,291
Accounts payable	(99,556)	(276,932)
Accrued liabilities and compensation	(892,879)	(68,861)
Registration liabilities	(435,190)	167,129
Deferred revenue	88,989	632,846

Net cash used in operating activities	(1,795,817)	(4,108,019)
INVESTING ACTIVITIES:
Proceeds from maturities and sale of investments in marketable securities	4,550,000	10,519,956
Purchase of investments in marketable securities	—	(9,173,167)
Purchase of property and equipment	(476,822)	(407,929)

Net cash provided by investing activities	4,073,178	938,860
FINANCING ACTIVITIES:
Exercise of stock options	89,682	—
Issuance of stock to Employee Stock Purchase Plan	38,029	38,005
Payments on capital lease obligations	(42,813)	(84,125)

Net cash provided by (used in) financing activities	84,898	(46,120)
Net increase (decrease) in cash and cash equivalents	2,362,259	(3,215,279)
Cash and cash equivalents at beginning of period	4,069,631	4,747,434

Cash and cash equivalents at end of period	$6,431,890	$1,532,155

Total cash and cash equivalents, restricted cash, investments in marketable securities and accrued interest at end of period	$17,468,292	$22,425,960

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$8,560	$14,970

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission).

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. We have elected to account for stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), which does not utilize the fair value method. However, we have adopted the disclosure requirements of SFAS No. 123, and we adopted the additional disclosure requirements as specified in SFAS No.148.

If the alternative method of accounting for stock incentive plans prescribed by SFAS No. 123 had been followed, our net loss and net loss per share would have been as follows:

	Three Months Ended
	June 30, 2003	June 30, 2002

Net loss as reported	$(1,010,830)	$(3,239,795)
Add: Stock-based employee compensation expense included in reported net loss, net of related taxes	—	11,385
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(219,717)	(216,281)

Pro forma net loss	$(1,230,547)	$(3,444,691)

Basic and diluted net loss per share – as reported	$(0.05)	$(0.16)

Basic and diluted net loss per share – pro forma	$(0.06)	$(0.17)

	Six Months Ended
	June 30, 2003	June 30, 2002

Net loss as reported	$(2,370,270)	$(11,668,783)
Add: Stock-based employee compensation expense included in reported net loss, net of related taxes	—	11,385
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(386,203)	(410,239)

Pro forma net loss	$(2,756,473)	$(12,067,637)

Basic and diluted net loss per share – as reported*	$(0.12)	$(0.58)

Basic and diluted net loss per share – pro forma*	$(0.14)	$(0.60)

*	The net loss per share as reported and pro forma net loss per share for the six months ended June 30, 2002 includes a $5.0 million or ($0.25) per share charge related to a cumulative effect of a change in accounting principle.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the effective date of FIN 46, a company generally had included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 for entities created before January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes the adoption of FIN 46 will not have a material impact on its consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 must be classified by the issuer as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes the adoption of SFAS No. 150 will not have a material impact on its consolidated financial position and results of operations.

3. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, and escrowed or restricted shares, are included in diluted net loss per share only to the extent these shares are dilutive. The total number of common equivalent shares excluded from the calculations of diluted net loss per share, due to their anti-dilutive effect, was approximately 3,200,000 and 3,500,000 at June 30, 2003 and 2002, respectively.

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

The following is our business segment information as of and for the three and six months ended June 30, 2003 and 2002. We measure segment performance based on the operating loss before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and substantially all depreciation.

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenues
HCO	$2,999,378	$2,372,748	$5,878,609	$4,510,406
PMD	1,670,373	1,760,760	3,207,851	3,157,960

Total net revenues	$4,669,751	$4,133,508	$9,086,460	$7,668,366

Income (loss) from operations
HCO	$707,337	$(1,360,425)	$1,252,989	$(2,628,071)
PMD	63,190	(224,963)	(2,824)	(731,094)
Unallocated	(1,887,375)	(1,823,941)	(3,849,285)	(3,727,465)

Total loss from operations	$(1,116,848)	$(3,409,329)	$(2,599,120)	$(7,086,630)

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS SEGMENTS (continued)

Segment Assets	June 30, 2003	June 30, 2002

HCO *	$5,656,836	$8,892,580
PMD *	4,821,437	6,086,401
Unallocated	18,757,398	23,023,260

Total assets	$29,235,671	$38,002,241

* Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, property and equipment, and intangible assets. Cash and cash equivalents, investments in marketable securities and related interest receivable are not allocated to individual segments.

5. GOODWILL

We account for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Effective January 1, 2002, we recorded a transitional goodwill impairment loss of $5.0 million in our HCO business unit. The loss was recorded as a cumulative effect of a change in accounting principle.

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

There have been no changes in the carrying amount of goodwill since December 31, 2002. The changes in the carrying amount of goodwill for the six months ended June 30, 2003 and 2002 are as follows:

	HCO	PMD	Total

Balance at January 1, 2003	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	—	—	—

Balance at June 30, 2003	$1,982,961	$1,323,727	$3,306,688

	HCO	PMD	Total

Balance at January 1, 2002	$6,982,961	$1,323,727	$8,306,688
Transitional impairment loss	(5,000,000)	—	(5,000,000)

Balance at June 30, 2002	$1,982,961	$1,323,727	$3,306,688

6. INTANGIBLE ASSETS

All identifiable intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. These intangible assets are being amortized over their estimated useful lives, ranging from one to five years. Amortization of intangible assets was $340,246 and $727,651 for the three and six months ended June 30, 2003, respectively, and $479,073 and $958,069 for the three and six months ended June 30, 2002, respectively.

Identifiable intangible assets are comprised of the following:

		As of June 30, 2003			As of December 31, 2002

		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net

Content	$3,500,000	$(2,761,111)	$738,889	$3,500,000	$(2,277,778)	$1,222,222
Customer lists	2,940,000	(2,837,221)	102,779	2,940,000	(2,612,221)	327,779
Other	422,142	(341,284)	80,858	422,142	(321,966)	100,176

Total	$6,862,142	$(5,939,616)	$922,526	$6,862,142	$(5,211,965)	$1,650,177

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INTANGIBLE ASSETS (continued)

Estimated amortization expense for the periods and years ending December 31, is as follows:

July 1, 2003 through December 31, 2003	$412,248
2004	344,066
2005	166,212
2006	—
2007	—

Total	$922,526

7. CONTINGENCIES

We are subject to various legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect our financial position, results of operations, or liquidity.

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

The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:

•	our limited operating history;

•	variability and length of our sales cycle and our product mix;

•	our ability to attract new customers, to transition customers of our installed learning management products to our Internet-based learning products and to sell additional content and services to our customers;

•	our history of losses;

•	our ability to manage the growth of our operations and infrastructure;

•	our ability to maintain and continue to develop our technology infrastructure, continue to meet customer demand and maintain appropriate security;

•	successful implementation of our operating and growth strategy;

•	competitive pressures from actual and potential competitors;

•	fluctuations in quarterly operating results caused by a variety of factors including the timing of sales and development contracts as well as the continued development and maintenance of the Internet as a tool for online training and continuing education in the healthcare industry and availability of increased bandwidth;

•	our ability to successfully establish and maintain new and existing relationships with customers and content partners;

•	loss of a significant customer; and

•	global and/or regional economic factors and potential changes in laws and regulations, including, without limitation, changes in federal, state and international laws or other regulations regarding education, training and Internet transactions.

Risks Related to Government Regulation

New regulations may reduce our business activity with pharmaceutical and medical device customers.

In April 2003, the Office of Inspector General (“OIG”) of the Department of Health and Human Services issued “OIG Compliance Program Guidance for Pharmaceutical Manufacturers.” This guidance identifies three areas of risk for pharmaceutical and medical device companies and recommends certain best practices to be included in a compliance plan designed to avoid the risk of federal healthcare program abuse. The guidance highlighted a number of arrangements that have the potential to trigger fraud and abuse violations, including educational grants. The Company follows the rules and guidelines provided by the ACCME, ANCC and other continuing education accrediting bodies to ensure that its continuing education programming is free from commercial bias and operates consistent with the OIG guidance. The majority of the Company’s accredited continuing education programming is funded by educational grants from our pharmaceutical and medical device customers. There is no assurance that our pharmaceutical and medical device customers will continue to provide educational grants consistent with past practices. To the extent that our customers curtail or restructure their business practices, it could have a material adverse impact on the Company’s revenues, results of operations, and financial position.

For additional information concerning risks and uncertainties that may affect our results of operations, please see the risks outlined under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Overview and Critical Accounting Policies and Estimates

HealthStream, Inc. was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. We evolved from an initial focus of providing multimedia tools for information dissemination to facilitating training tools for entities in the healthcare industry. Revenues from the healthcare organization and professionals business unit (“HCO”) are derived from the following categories: provision of services through our Internet-based learning products, content subscriptions, licensing, maintenance and support of our installed learning management products, custom content development and a variety of online and enduring products. Revenues from the pharmaceutical and medical device business unit (“PMD”) are derived from live event development, coordination, and registration services, online development and training, Web cast events and other educational and training services.

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

The accounting policies and estimates that we believe are the most critical in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Product development costs and related capitalization

•	Goodwill, intangibles, and other long-lived assets

•	Allowance for doubtful accounts

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, which contains additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition

Internet-based learning products including our Healthcare Learning CenterTM (“HLC”) and content subscriptions are provided on a per person subscription basis, with fees ranging from less than $1 to more than $6 per month, based on the size of the facilities’ employee population and the content offerings to which they subscribe. Contracts for e-learning products generally range from $5,000 to approximately $400,000, and are based on the duration of the contract, number of users and content involved. Revenues derived from the provision of services through our Internet-based learning products are recognized ratably over the term of the service agreement. The Company also offers training services for clients to facilitate integration of this technology. Fees for training are based on the time and effort of the personnel involved. Other transaction-based online services are provided based on a fee ranging from $5 to $25 per underlying credit hour, or based upon access to a body of content for a defined period of time. Most courses provide one to three credit hours, however, we also sell board review courses that include significantly more credit. We recognize revenue for all content subscription services ratably over the subscription period and recognize revenue for transaction-based online course sales when the course is delivered. Training revenues are generally recognized upon completion of training services. We also have arrangements that provide for commercial support of online courseware. Such revenue recognition is based on an estimate of usage ratably over the term unless usage varies from this estimate. As discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, revenue recognition policies for Internet-based learning products and other services vary significantly from our installed learning management products.

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

We account for Web site development costs in accordance with EITF Issue No. 00-2, “Accounting for Web Site Development Costs,” which provides guidance on when to capitalize versus expense costs incurred to develop a Web site. We capitalize costs incurred between the point of establishing technological feasibility and general release when such costs are material. To date, we have not capitalized any internal development costs for computer software developed for resale or any internal Web site development. The development costs incurred with respect to our Internet-based learning products and Web sites were incurred prior to the adoption of EITF No. 00-2.

Goodwill, Intangibles and Other Long-lived Assets

We account for goodwill and intangibles and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We measure for goodwill impairment at the reporting unit level using a discounted cash flow model to determine the estimated fair value of the reporting units. Our discounted cash flow model contains significant assumptions and accounting estimates about discount rates, future cash flows and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future. We perform our goodwill impairment test whenever events or changes in facts or circumstances, internally and externally, indicate that impairment may exist and also during the fourth quarter each year.

In connection with our adoption of SFAS No. 142, we completed a transitional goodwill impairment evaluation. As a result of this evaluation, we recorded a transitional goodwill impairment loss of $5.0 million, effective January 1, 2002. This impairment evaluation included significant assumptions and accounting estimates as described above.

We measure for impairment of long-lived assets using a discounted cash flow model, which is also subject to significant assumptions and estimates about discount rates and future cash flows. We perform impairment reviews of long-lived assets whenever events or changes in facts or circumstances, internally and externally, indicate that impairment may exist.

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

Cost of Revenues. Cost of revenues consist primarily of salaries and employee benefits, employee travel and lodging, materials, hosting costs, and other direct expenses associated with revenues as well as royalties paid to content providers and distribution partners based on a percentage of revenues.

Product Development. Product development expenses consist primarily of salaries and employee benefits, third-party content acquisition costs, costs associated with maintaining, developing and operating our training delivery and administration platforms and Web sites, costs associated with the development of new products and the conversion and development of content.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, employee travel and lodging, advertising, promotions, and related marketing costs.

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles, amortization of content, license fees, and prepaid compensation and amortization of royalties paid to content providers that are of a fixed nature.

Other General and Administrative Expenses. Other general and administrative expenses consist primarily of salaries and employee benefits, employee travel and lodging, facility costs, office expenses, and fees for professional services.

Other Income/Expense. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to capital leases.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues. Revenues increased approximately $0.6 million, or 13.0%, from $4.1 million for the three months ended June 30, 2002 to $4.7 million for the three months ended June 30, 2003. Revenues for 2003 consisted of $3.0 million for the HCO unit and $1.7 million for the PMD unit. In 2002, revenues consisted of $2.4 million for the HCO unit and $1.7 million for the PMD unit. The increase in HCO revenues related primarily to growth in our Internet-based Healthcare Learning CenterTM subscriber base of $0.6 million and growth of add-on courseware subscriptions of approximately $0.3 million. Our subscriber base increased approximately 56%, from approximately 450,000 fully implemented subscribers at June 30, 2002 to approximately 700,000 fully implemented subscribers at June 30, 2003. Add-on courseware subscription revenue increases were primarily related to training associated with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as companies sought to comply with the privacy rules implemented by HIPAA, which became effective in April 2003. These revenue increases were partially offset by an anticipated decline in revenues from maintenance and support fees associated with our installed learning management products of approximately $0.3 million. Revenues from our Internet-based subscription products represented approximately 56% of total net revenues for the three months ended June 30, 2003 compared to 40% of total net revenues for the three months ended June 30, 2002. PMD revenues decreased approximately $0.1 million, primarily related to moderate decreases in live event services and online development revenues.

We expect revenues from our installed learning management products, which are reaching the end of their life cycles, to decline for the remainder of 2003 as we continue to transition these customers to our Internet-based learning platform. We expect revenues from our live event services to decline moderately during the third quarter of 2003 due to the seasonality of such services.

Cost of Revenues. Cost of revenues increased approximately $0.1 million, or 3.0%, and approximated $1.6 million for the three months ended June 30, 2003 and 2002, respectively. Cost of revenues as a percentage of revenues decreased from 37.7% of revenues for the three months ended June 30, 2002 to 34.3% of revenues for the three months ended June 30, 2003. Although cost of revenues did not change significantly, the mix of expenses did, resulting in improvements associated with reductions in personnel related expenses, travel, and lower material costs, offset by expense increases associated with royalties, primarily related to sales of HIPAA content, and contract labor for custom content development projects.

Cost of revenues for the HCO unit increased approximately $0.1 million and approximated 18.1% and 18.9% of revenues for the three months ended June 30, 2003 and 2002, respectively. Cost of revenues as a percentage of revenues decreased due to the increases in HCO revenues, which were partially offset by increases in royalty expense for add-on courseware subscriptions as discussed above. Cost of revenues for the PMD unit decreased approximately $0.1 million and approximated 54.6% and 58.2% of revenues for the three months ended June 30, 2003 and 2002, respectively. Cost of revenues as a percentage of revenues for the PMD unit decreased as a result of reductions in materials spending, travel, and personnel reductions. These expense reductions were partially offset by increases in contract labor costs associated with live event and content development projects. We expect quarter-to-quarter fluctuations in cost of revenues for our PMD unit due to the seasonality in live event activities and the utilization of our online development resources to meet changes in demand for such services. Cost of revenues for our unallocated corporate functions increased approximately $0.1 million as a result of a redesignation of content support personnel.

Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to approximately 65.7% for the three months ended June 30, 2003 from 62.3% for the three months ended June 30, 2002. The improvement is a result of the revenue increases discussed above. Gross margins for the HCO unit were 81.9% and 81.1% for the three months ended June 30, 2003 and 2002, respectively. Gross margins for the PMD unit were 45.4% and 41.8% for the three months ended June 30, 2003 and 2002, respectively.

Product development. Product development expenses decreased approximately $0.4 million, or 33.4%, from approximately $1.2 million for the three months ended June 30, 2002 to approximately $0.8 million for the three months ended June 30, 2003. Product development expenses as a percentage of revenues decreased from 29.5% for the three months ended June 30, 2002 to 17.4% of revenues for the three months ended June 30, 2003. The decrease as a percentage of revenues primarily relates to the increase in revenues discussed above as well as reductions in personnel associated with the development of certain content products.

Product development expenses for the HCO unit decreased approximately $0.4 million and approximated 14.7% and 34.8% of revenues for the three months ended June 30, 2003 and 2002, respectively. The percentage decrease is attributable to the HCO revenue increases and decreases in personnel expenses resulting from reductions in personnel associated with the consolidation of new product development efforts. Product development efforts for HCO consisted primarily of ongoing maintenance and development of our Internet-based learning platform and development of certain new products. Product development expenses for the PMD unit increased approximately $0.1 million and approximated 14.3% and 10.4% of revenues for the three months ended June 30, 2003 and 2002, respectively. The increase in product development expenses for PMD is attributable to costs associated with the development of HospitalDirectTM and additional resources focused on the development of other content. HospitalDirectTM is intended to expand our existing Internet-based learning products by providing pharmaceutical and medical device companies with opportunities to provide facility-based personnel with online product training. HospitalDirectTM was launched on June 30, 2003 on an introductory basis to our learning network of hospitals. The unallocated corporate portion of our product development expenses decreased approximately $0.1 million, or 37.2%, as a higher portion of corporate resources were utilized for the ongoing maintenance and development of our Internet-based learning platform for the HCO unit.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, decreased approximately $0.4 million, or 25.4%, from $1.6 million for the three months ended June 30, 2002 to $1.2 million for the three months ended June 30, 2003. This decrease primarily resulted from lower commissions, reduced advertising and marketing spending and reductions in personnel related expenses and travel. Commission expense is lower as a result of changes in commission plans for 2003. Personnel expense and related travel decreases are a result of reductions in personnel.

Sales and marketing expense for the HCO unit decreased approximately $0.3 million and approximated 29.8% and 51.1% of revenues for the three months ended June 30, 2003 and 2002, respectively. The percentage decreased due to the increases in HCO revenues, reductions in commission expense primarily due to changes in the 2003 commission plan and decreases in both sales and marketing personnel related expenses due to lower headcount. HCO marketing and advertising expenses, excluding personnel, also declined modestly as compared to the same period of 2002. Sales and marketing expenses for the PMD unit decreased approximately $0.2 million, and approximated 15.2% and 23.5% of revenues for the three months ended June 30, 2003 and 2002, respectively. The decreases resulted from personnel related expenses due to lower headcount and lower commission expenses as a result of changes in the commission plan for 2003. PMD marketing and advertising expenses, excluding personnel, declined modestly as compared to the same period of 2002.

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.3 million, or 24.3%, from approximately $1.1 million for the three months ended June 30, 2002 to $0.8 million for the three months ended June 30, 2003. Amortization declined as a result of certain intangible assets and prepaid content becoming fully amortized. Depreciation expense was comparable between periods.

Other General and Administrative. Other general and administrative expenses decreased approximately $0.6 million, or 32.0%, from $1.9 million for the three months ended June 30, 2002 to $1.3 million for the three months ended June 30, 2003. Other general and administrative expenses as a percentage of revenues decreased from 45.5% for the three months ended June 30, 2002 to 27.4% for the three months ended June 30, 2003. The percentage decrease is a result of the revenue increases and reductions in personnel and other corporate operating expenses.

Other general and administrative expenses for the HCO unit decreased approximately $0.5 million, and approximated 1.9% and 22.4% of revenues for the three months ended June 30, 2003 and 2002, respectively. The decrease for HCO resulted from a redesignation of certain personnel to corporate, headcount reductions, and other expense reductions. Other general and administrative expenses for the PMD unit decreased approximately $0.2 million and approximated 5.0% and 14.0% of revenues for the three months ended June 30, 2003 and 2002, respectively. The decrease for PMD resulted from a redesignation of certain personnel and other expenses to corporate. Other general and administrative expenses for the unallocated corporate functions were comparable between periods and approximated $1.1 million for the three months ended June 30, 2003 and 2002, respectively. Although the unallocated corporate expenses did not fluctuate between periods, the mix of expenses did, primarily as a result of a redesignation of certain personnel and other expenses to corporate. This realignment resulted in an additional $0.4 million of unallocated expenses, which was offset by certain headcount and operating expense reductions of $0.4 million resulting from consolidating our corporate functions.

Office Consolidation Charge. During the three months ended June 30, 2002, we recorded an office consolidation charge of approximately $0.1 million as a result of closing our Raleigh, NC office. The charge consisted of lease obligations.

Other Income/Expense. Other income/expense decreased approximately $0.1 million, or 37.5%, from $0.2 million for the three months ended June 30, 2002 to $0.1 million for the three months ended June 30, 2003. The decrease resulted from a reduction of interest income from investments in marketable securities due to lower invested balances and to a lesser degree, lower yield rates.

Net Loss. Net loss decreased approximately $2.2 million, or 68.8%, from $3.2 million for the three months ended June 30, 2002 to $1.0 million for the three months ended June 30, 2003 due to the factors mentioned above.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues. Revenues increased approximately $1.4 million, or 18.5%, from $7.7 million for the six months ended June 30, 2002 to $9.1 million for the six months ended June 30, 2003. Revenues for 2003 consisted of $5.9 million for the HCO unit and $3.2 million for the PMD unit. In 2002, revenues consisted of $4.5 million for the HCO unit and $3.2 million for the PMD unit. The increase in HCO revenues over 2002 related primarily to growth in our Internet-based Healthcare Learning CenterTM subscriber base of $1.2 million and growth of add-on courseware subscriptions of approximately $0.7 million. Our subscriber base increased approximately 56%, from approximately 450,000 fully implemented subscribers at June 30, 2002 to approximately 700,000 fully implemented subscribers at June 30, 2003. Add-on courseware subscription revenue increases were primarily related to training associated with HIPAA, while certain other add-on courseware revenues declined as compared to 2002. These HCO revenue increases were partially offset by a decline in revenues from maintenance and support fees associated with our installed learning management products of approximately $0.4 million and a decline in content development revenues of $0.1 million. The decline in the installed learning management revenues is consistent with our approach to transition these customers to our Internet-based learning platform. We expect revenues from this product line to continue to decline for the remainder of 2003, as this product is nearing the end of its life cycle. PMD revenues were comparable to 2002, however variations in revenue mix resulted from decreases in online development revenues, which were offset by moderate increases in live event services and online training. Online development revenues are subject to fluctuation based on market demand for such services. We anticipate online development revenues to increase during the remainder of 2003, but remain comparable to the full year 2002 revenues. We expect revenues from our live event services to decline moderately during the third quarter of 2003 due to the seasonality of such services.

Cost of Revenues. Cost of revenues decreased approximately $0.3 million, or 8.6%, from $3.4 million for the six months ended June 30, 2002 to $3.1 million for the six months ended June 30, 2003. Cost of revenues as a percentage of revenues decreased from 44.2% of revenues for the six months ended June 30, 2002 to 34.1% of revenues for the six months ended June 30, 2003. The decrease resulted primarily from reductions in personnel, travel, and materials, but was somewhat offset by increases in contract labor and royalties.

Cost of revenues for the HCO unit decreased approximately $0.1 million and approximated 17.6% and 25.7% of revenues for the six months ended June 30, 2003 and 2002, respectively. This percentage decreased due to the increases in HCO revenues, reductions in personnel and travel, and other direct expenses, which were partially offset by increases in content royalties primarily associated with the sales of HIPAA content. Cost of revenues for the PMD unit decreased approximately $0.2 million and approximated 55.6% and 63.3% of revenues for the six months ended June 30, 2003 and 2002, respectively. This percentage decreased as a result of reductions in personnel expenses, travel, and materials. These expense reductions were partially offset by increases in contract labor costs associated with certain content development projects and live event activities. We expect quarter-to-quarter fluctuations in cost of revenues for our PMD unit due to seasonality in live event activities and the utilization of our online development resources to meet changes in demand for such services. Cost of revenues for our unallocated corporate functions were comparable between 2003 and 2002.

Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to approximately 65.9% for the six months ended June 30, 2003 from 55.8% for the six months ended June 30, 2002. The improvement is a result of the revenue increases and the decreases in cost of revenues discussed above. Gross margins for the HCO unit were 82.4% and 74.3% for the six months ended June 30, 2003 and 2002, respectively. Gross margins for the PMD unit were 44.4% and 36.7% for the six months ended June 30, 2003 and 2002, respectively.

Product development. Product development expenses decreased approximately $0.4 million or 20.7%, from approximately $2.2 million for the six months ended June 30, 2002 to approximately $1.8 million for the six months ended June 30, 2003. Product development expenses as a percentage of revenues decreased from 29.0% of revenues for the six months ended June 30, 2002 to 19.4% of revenues for the six months ended June 30, 2003. The decrease as a percentage of revenues primarily relates to the increase in revenues discussed above as well as reductions in personnel associated with the development of certain content products.

Product development expenses for the HCO unit decreased approximately $0.5 million and approximated 17.3% and 34.2% of revenues for the six months ended June 30, 2003 and 2002, respectively. The decrease is primarily attributable to reductions in personnel associated with the consolidation of new product development efforts. Product development efforts for HCO consisted primarily of ongoing maintenance and development of our Internet-based learning platform and development of new products. Product development expenses for the PMD unit increased approximately $0.2 million and approximated 16.2% and 9.4% of revenues for the six months ended June 30, 2003 and 2002, respectively. The increases in product development expenses for PMD are attributable to costs associated with the development of HospitalDirectTM as well as additional resources focused on the development of other content. HospitalDirectTM is intended to expand our existing Internet-based learning products by providing pharmaceutical and medical device companies with opportunities to provide facility-based personnel with online product training. HospitalDirectTM was launched on June 30, 2003 on an introductory basis to our learning network of hospitals. The unallocated corporate portion of our product development expenses decreased approximately $0.1 million, or 41.3%, as a higher portion of corporate resources were utilized for the ongoing maintenance and development of our Internet-based learning platform for the HCO business unit.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, decreased approximately $0.8 million, or 26.5%, from $3.2 million for the six months ended June 30, 2002 to $2.4 million for the six months ended June 30, 2003. This decrease primarily resulted from lower commissions, reductions in personnel related expenses and travel, and moderate reductions in advertising and marketing spending. Commission expense is lower as a result of changes in commission plans for 2003. Personnel expense and related travel decreases are a result of reductions in personnel.

Sales and marketing expense for the HCO unit decreased approximately $0.6 million and approximated 29.4% and 51.4% of revenues for the six months ended June 30, 2003 and 2002, respectively. The decrease is due to reductions in commission expense primarily due to changes in the 2003 commission plan and decreases in both sales and marketing personnel related expenses and travel due to lower headcount. HCO marketing and advertising expenses, excluding personnel, increased modestly as compared to the same period of 2002. Sales and marketing expenses for the PMD unit decreased approximately $0.3 million, and approximated 16.3% and 27.5% of revenues for the six months ended June 30, 2003 and 2002, respectively. The decreases resulted from reductions in personnel related expenses due to lower headcount and lower commission expenses as a result of changes in the commission plan for 2003. PMD marketing and advertising expenses, excluding personnel, declined modestly as compared to the same period of 2002.

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.5 million, or 23.5%, from approximately $2.3 million for the six months ended June 30, 2002 to $1.8 million for the six months ended June 30, 2003. Depreciation declined slightly due to lower fixed asset purchases over the past two years as well as assets becoming fully depreciated. Amortization declined as a result of certain intangible assets and prepaid content becoming fully amortized.

Other General and Administrative. Other general and administrative expenses decreased approximately $0.8 million, or 23.5%, from $3.5 million for the six months ended June 30, 2002 to $2.7 million for the six months ended June 30, 2003. Other general and administrative expenses as a percentage of revenues decreased from 47.3% for the six months ended June 30, 2002 to 29.7% for the six months ended June 30, 2003. The decrease as a percentage of revenues is a result of reductions in personnel and other corporate operating expenses.

Other general and administrative expenses for the HCO unit decreased approximately $0.7 million, and approximated 1.5% and 18.1% of revenues for the six months ended June 30, 2003 and 2002, respectively. The decrease for HCO resulted from a redesignation of certain personnel to corporate, headcount reductions, and other expense reductions. Other general and administrative expenses for the PMD unit decreased approximately $0.3 million and approximated 4.8% and 15.5% of revenues for the six months ended June 30, 2003 and 2002, respectively. The decrease for PMD resulted from a redesignation of certain personnel and operating expenses to corporate. Other general and administrative expenses for the unallocated corporate functions increased approximately $0.2 million primarily as a result of a redesignation of certain personnel to corporate and redesignation of certain operating expenses. This realignment resulted in an additional $0.8 million of unallocated expenses, which was offset by certain headcount and operating expense reductions of $0.6 million resulting from consolidating our corporate functions.

Office Consolidation Charge. During the six months ended June 30, 2002, we recorded an office consolidation charge of approximately $0.1 million as a result of closing our Raleigh, NC office. The charge consisted of lease obligations.

Other Income/Expense. Other income/expense decreased approximately $0.2 million, or 45.2%, from $0.4 million for the six months ended June 30, 2002 to $0.2 million for the six months ended June 30, 2003. The decrease resulted from a reduction of interest income from investments in marketable securities due to lower invested balances and to a lesser degree, lower yield rates.

Cumulative Effect of a Change in Accounting Principle. We adopted SFAS No. 142 “Goodwill and Intangible Assets” effective January 1, 2002. Under the transitional provisions of SFAS No. 142, we recorded a non-cash goodwill impairment charge associated with the HCO business unit of $5.0 million. The non-cash charge was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

Net Loss. Net loss decreased approximately $9.3 million, or 79.7%, from $11.7 million for the six months ended June 30, 2002 to $2.4 million for the six months ended June 30, 2003. Net loss before the cumulative effect of a change in accounting principle of $5.0 million, decreased $4.3 million, or 64.5%, from a loss of $6.7 million for the six months ended June 30, 2002 to a loss of $2.4 million for the six months ended June 30, 2003 due to the factors mentioned above.

Liquidity and Capital Resources

Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.

Net cash used in operating activities was $1.8 million during the six months ended June 30, 2003 and $4.1 million during the six months ended June 30, 2002. Cash used in operating activities during the six months ended June 30, 2003 resulted from the net loss of $2.4 million, an increase in accounts and unbilled receivables, prepaid development fees and prepaid expenses and decreases in accounts payable, accrued liabilities, and registration liabilities. These operating uses of cash were offset by decreases in restricted cash, interest receivable and other assets, increases in deferred revenue, as well as depreciation, amortization, and the provision for doubtful accounts. Cash used in operating activities during the six months ended June 30, 2002 related to the net loss before the cumulative effect of a change in accounting principle of $6.7 million, increases in accounts and unbilled receivables, restricted cash, and accounts payable. These operating uses of cash were offset by decreases in interest receivable and prepaid development fees, increases in registration liabilities and deferred revenue, as well as depreciation, amortization, and the provision for doubtful accounts.

Net cash provided by investing activities was $4.1 million during the six months ended June 30, 2003 and $0.9 million for the six months ended June 30, 2002. Cash provided by investing activities during the six months ended June 30, 2003 related to the proceeds from maturities of investments in marketable securities of $4.6 million, offset by $0.5 million for the purchase of property and equipment. Cash provided by investing activities during the six months ended June 30, 2002 related to the excess of proceeds from sales and maturities of investments over purchases of investments of $1.3 million, offset by $0.4 million of cash paid for property and equipment.

Cash provided by financing activities was $0.1 million for the six months ended June 30, 2003 while approximately $50,000 of cash was used in financing activities for the six months ended June 30, 2002. Cash provided by financing activities during the six months ended June 30, 2003 related to proceeds from the exercise of stock options and issuance of common stock to the Employee Stock Purchase Plan offset by payments under capital lease obligations. Cash used in financing activities during the six months ended June 30, 2002 related to payments under capital lease obligations offset by proceeds from the issuance of common stock to our Employee Stock Purchase Plan.

As of June 30, 2003, our primary source of liquidity was $17.5 million of cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of July 31, 2003 we had cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable of approximately $17.4 million.

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

Commitments and Contingencies

In connection with our October 2001 agreement with HCA Information Technology & Services, Inc. (“HCA”), HCA will pay us minimum revenues of $12.0 million over the four-year term of the agreement. We expect that our capital expenditures will be approximately $0.5 to $0.6 million for the remainder of 2003.

Our strategic alliances have typically provided for payments to content and distribution partners and development partners based on revenues, and we expect to continue similar arrangements in the future. During April 2003, we entered into an agreement with a business partner, which provides fixed payments totaling approximately $150,000 through December 31, 2004. In addition to these commitments, we have capital lease obligations and operating lease commitments for our operating facilities in Nashville, TN and Denver, CO, and closed facilities in Dallas, TX and Raleigh, NC. Other than scheduled payments and the arrangement mentioned above, there have been no significant changes in the future anticipated payments for our commitments and other contractual obligations from that reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk from changes in interest rates, and to a lesser degree, we are exposed to foreign currency exchange rate risk on certain transactions with our customers in Canada. We do not have any commodity price risk. As of June 30, 2003, we had no outstanding indebtedness other than approximately $65,000 of capital lease obligations. Accordingly, we are not exposed to significant market risk. We are exposed to market risk with respect to the cash and cash equivalents and marketable securities that we invest. At July 31, 2003, we had approximately $17.4 million of cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest that were invested in a combination of short term investments. At this investment level, a hypothetical 10% decrease in the interest rate would decrease interest income and increase net loss on an annualized basis by approximately $174,000. At June 30, 2003, the average maturity for our investment portfolio approximated six months.

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

Item 4. Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures effectively and timely provide them with material information relating to HealthStream required to be disclosed in the reports it files or submits under the Exchange Act.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On May 30, 2003, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons to serve as Class III directors to serve until the Annual Meeting of Shareholders in 2006 and until such time as their respective successors are duly elected an qualified with the number of votes cast for, or withheld as set forth opposite their names.

	Votes

		Withheld
Nominee	For	Authority

Robert A. Frist, Jr.	15,538,991	5,249
M. Fazle Husain	15,523,936	20,304
Frank Gordon	15,523,601	20,639

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1 – Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on April 28, 2003 – Item 9 to furnish information pursuant to Item 12 related to the results for the first quarter ended March 31, 2003.

Notwithstanding the foregoing, information furnished under Item 9 and Item 12 of the Company’s Current Reports on Form 8-K, including the related exhibits, shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

By:	/s/ Arthur E. Newman

Arthur E. Newman
Chief Financial Officer
August 13, 2003

HEALTHSTREAM, INC.

EXHIBIT INDEX

31.1     Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002