Form 10-Q
period 2003-09-30
HEALTHSTREAM INC
filed 2003-11-12
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the quarterly period ended September 30, 2003

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

As of November 11, 2003, 20,455,749 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

		Page
		Number

Part I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets — September 30, 2003 (Unaudited) and December 31, 2002	1
	Condensed Consolidated Statements of Operations (Unaudited) — Three Months ended September 30, 2003 and 2002	2
	Condensed Consolidated Statements of Operations (Unaudited) — Nine Months ended September 30, 2003 and 2002	3
	Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) — Nine Months ended September 30, 2003	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months ended September 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
Part II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	19
	Signature	20

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,274,112	$4,069,631
Investments in short term marketable securities	9,025,101	12,087,008
Restricted cash	506,377	835,437
Interest receivable	240,054	306,507
Accounts receivable, net of allowance for doubtful accounts of $264,832 at September 30, 2003 and $295,704 at December 31, 2002, respectively	2,383,687	3,346,355
Accounts receivable — unbilled	522,258	248,439
Prepaid development fees, net of amortization	269,401	406,416
Other prepaid expenses and other current assets	759,660	587,746

Total current assets	21,980,650	21,887,539
Property and equipment:
Furniture and fixtures	920,724	930,657
Equipment	4,739,857	4,361,466
Leasehold improvements	1,239,353	1,232,083

	6,899,934	6,524,206
Less accumulated depreciation and amortization	(4,780,950)	(3,855,921)

	2,118,984	2,668,285
Goodwill	3,306,688	3,306,688
Intangible assets, net of accumulated amortization of $6,235,289 at September 30, 2003 and $5,211,965 at December 31, 2002, respectively	626,853	1,650,177
Investments in marketable securities	—	3,066,067
Notes receivable — related party	233,003	233,003
Other assets	108,692	101,457

Total assets	$28,374,870	$32,913,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$813,717	$718,803
Accrued liabilities	861,004	1,179,795
Accrued compensation and related expenses	161,975	763,521
Registration liabilities	506,061	900,654
Deferred revenue	2,993,009	3,346,224
Current portion of capital lease obligations	45,552	66,925

Total current liabilities	5,381,318	6,975,922
Capital lease obligations, less current portion	5,550	41,011
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 20,449,046 and 20,322,687 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	91,404,312	91,223,052
Accumulated other comprehensive income	29,611	125,536
Accumulated deficit	(68,445,921)	(65,452,305)

Total shareholders’ equity	22,988,002	25,896,283

Total liabilities and shareholders’ equity	$28,374,870	$32,913,216

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2003	2002

Revenues, net	$4,342,519	$4,058,407
Operating costs and expenses:
Cost of revenues	1,402,071	1,349,443
Product development	770,068	1,212,022
Sales and marketing	938,353	1,479,632
Depreciation	342,620	395,163
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	444,635	685,148
Other general and administrative expenses	1,153,433	1,488,524

Total operating costs and expenses	5,051,180	6,609,932
Loss from operations	(708,661)	(2,551,525)
Other income (expense):
Interest and other income	99,533	182,629
Interest and other expense	(14,218)	(12,294)

	85,315	170,335
Net loss	$(623,346)	$(2,381,190)

Net loss per share:
Basic and diluted net loss per share	$(0.03)	$(0.12)

Weighted average shares of common stock outstanding:
Basic and diluted	20,421,337	20,290,435

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
	2003	2002

Revenues, net	$13,428,979	$11,726,773
Operating costs and expenses:
Cost of revenues	4,501,476	4,739,142
Product development	2,536,117	3,438,059
Sales and marketing	3,303,358	4,698,381
Depreciation	1,097,354	1,241,616
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	1,443,228	2,131,469
Other general and administrative expenses	3,855,227	5,018,823
Office consolidation charge	—	97,438

Total operating costs and expenses	16,736,760	21,364,928
Loss from operations	(3,307,781)	(9,638,155)
Other income (expense):
Interest and other income	337,955	638,704
Interest and other expense	(23,790)	(50,522)

	314,165	588,182
Loss, before cumulative effect of a change in accounting principle	(2,993,616)	(9,049,973)
Cumulative effect of a change in accounting principle	—	(5,000,000)

Net loss	$(2,993,616)	$(14,049,973)

Net loss per share:
Basic and diluted net loss before cumulative effect of a change in accounting principle	$(0.15)	$(0.45)
Cumulative effect of a change in accounting principle	—	(0.25)

Basic and diluted net loss per share	$(0.15)	$(0.70)

Weighted average shares of common stock outstanding:
Basic and diluted	20,362,835	20,245,961

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2003

				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Deficit	Income	Equity

Balance at December 31, 2002	20,322,687	$91,223,052	$(65,452,305)	$125,536	$25,896,283
Net loss	—	—	(2,993,616)	—	(2,993,616)
Unrealized loss on investments, net of tax	—	—	—	(95,925)	(95,925)

Comprehensive loss	—	—	—	—	(3,089,541)
Issuance of common stock to Employee Stock Purchase Plan	44,740	38,029	—	—	38,029
Exercise of stock options	81,619	143,231	—	—	143,231

Balance at September 30, 2003	20,449,046	$91,404,312	$(68,445,921)	$29,611	$22,988,002

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2003	2002

OPERATING ACTIVITIES:
Net loss	$(2,993,616)	$(14,049,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,097,354	1,241,616
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	1,443,228	2,131,469
Provision for doubtful accounts	122,500	265,000
Realized loss on disposal of property & equipment	14,114	15,040
Issuance of stock options to advisory boards	—	11,385
Office consolidation charge	—	97,438
Cumulative effect of a change in accounting principle	—	5,000,000
Changes in operating assets and liabilities:
Accounts and unbilled receivables	566,349	(537,743)
Restricted cash	329,060	(48,929)
Interest receivable	66,453	187,197
Prepaid development fees	(206,739)	21,719
Other prepaid expenses and other current assets	(195,188)	(5,625)
Other assets	171,917	231,606
Accounts payable	94,914	(109,206)
Accrued liabilities and compensation	(920,337)	139,006
Registration liabilities	(394,593)	(2,548)
Deferred revenue	(353,215)	388,624

Net cash used in operating activities	(1,157,799)	(5,023,924)
INVESTING ACTIVITIES:
Proceeds from maturities and sale of investments in marketable securities	5,800,000	15,568,334
Purchase of investments in marketable securities	—	(9,697,817)
Purchase of property and equipment	(562,146)	(530,727)

Net cash provided by investing activities	5,237,854	5,339,790
FINANCING ACTIVITIES:
Exercise of stock options	143,231	—
Issuance of stock to Employee Stock Purchase Plan	38,029	38,005
Payments on capital lease obligations	(56,834)	(111,881)

Net cash provided by (used in) financing activities	124,426	(73,876)
Net increase in cash and cash equivalents	4,204,481	241,990
Cash and cash equivalents at beginning of period	4,069,631	4,747,434

Cash and cash equivalents at end of period	$8,274,112	$4,989,424

Total cash and cash equivalents, restricted cash, investments in marketable securities and accrued interest at end of period	$18,045,644	$21,132,005

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$18,224	$22,212

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the effective date of FIN 46, a company generally had included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period ending after December 15, 2003 for entities created before January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 must be classified by the issuer as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position or results of operations.

3. STOCK-BASED COMPENSATION

We account for our stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). APB 25 does not utilize the fair value method, as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). However, we have disclosed the fair value recognition requirements of SFAS No. 123 and the additional disclosure requirements as specified in SFAS No.148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (continued)

If the alternative method of accounting for stock incentive plans prescribed by SFAS No. 123 had been followed, our net loss and net loss per share would have been as follows:

	Three Months Ended
	September 30, 2003	September 30, 2002

Net loss as reported	$(623,346)	$(2,381,190)
Add: Stock-based employee compensation expense included in reported net loss, net of related taxes	—	11,385
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(162,815)	(216,136)

Pro forma net loss	$(786,161)	$(2,585,941)

Basic and diluted net loss per share — as reported	$(0.03)	$(0.12)

Basic and diluted net loss per share — pro forma	$(0.04)	$(0.13)

	Nine Months Ended
	September 30, 2003	September 30, 2002

Net loss as reported	$(2,993,616)	$(14,049,973)
Add: Stock-based employee compensation expense included in reported net loss, net of related taxes	—	11,385
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(549,018)	(626,375)

Pro forma net loss	$(3,542,634)	$(14,664,963)

Basic and diluted net loss per share — as reported*	$(0.15)	$(0.70)

Basic and diluted net loss per share — pro forma*	$(0.17)	$(0.72)

*	The net loss per share as reported and pro forma net loss per share for the nine months ended September 30, 2002 includes a $5.0 million or ($0.25) per share charge related to a cumulative effect of a change in accounting principle.

4. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, and escrowed or restricted shares, are included in diluted net loss per share only to the extent these shares are dilutive. The total number of common equivalent shares excluded from the calculations of diluted net loss per share, due to their anti-dilutive effect, was approximately 3,100,000 and 3,300,000 at September 30, 2003 and 2002, respectively.

5. BUSINESS SEGMENTS

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

The following is our business segment information as of and for the three and nine months ended September 30, 2003 and 2002. We measure segment performance based on the operating loss before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and substantially all depreciation.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS SEGMENTS (continued)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenues
HCO	$3,068,529	$2,647,097	$8,947,138	$7,157,503
PMD	1,273,990	1,411,310	4,481,841	4,569,270

Total net revenues	$4,342,519	$4,058,407	$13,428,979	$11,726,773

Income (loss) from operations
HCO	$1,025,684	$(520,874)	$2,278,673	$(3,184,127)
PMD	(65,594)	(313,688)	(68,418)	(1,044,782)
Unallocated	(1,668,751)	(1,716,963)	(5,518,036)	(5,409,246)

Total loss from operations	$(708,661)	$(2,551,525)	$(3,307,781)	$(9,638,155)

Segment Assets	September 30, 2003	September 30, 2002

HCO *	$4,786,166	$7,538,932
PMD *	4,424,021	6,131,111
Unallocated	19,164,683	21,880,543

Total assets	$28,374,870	$35,550,586

* Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, property and equipment, and intangible assets. Cash and cash equivalents, investments in marketable securities and related interest receivable are not allocated to individual segments.

6. GOODWILL

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

There have been no changes in the carrying amount of goodwill since December 31, 2002. The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 and 2002 are as follows:

	HCO	PMD	Total

Balance at January 1, 2003	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	—	—	—

Balance at September 30, 2003	$1,982,961	$1,323,727	$3,306,688

	HCO	PMD	Total

Balance at January 1, 2002	$6,982,961	$1,323,727	$8,306,688
Transitional impairment loss	(5,000,000)	—	(5,000,000)

Balance at September 30, 2002	$1,982,961	$1,323,727	$3,306,688

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS

All identifiable intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. These intangible assets are being amortized over their estimated useful lives, ranging from one to five years. Amortization of intangible assets was $295,672 and $1,023,324 for the three and nine months ended September 30, 2003, respectively, and $479,073 and $1,437,217 for the three and nine months ended September 30, 2002, respectively.

Identifiable intangible assets are comprised of the following:

	As of September 30, 2003			As of December 31, 2002

		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net

Content	$3,500,000	$(2,975,000)	$525,000	$3,500,000	$(2,277,778)	$1,222,222
Customer lists	2,940,000	(2,901,111)	38,889	2,940,000	(2,612,221)	327,779
Other	422,142	(359,178)	62,964	422,142	(321,966)	100,176

Total	$6,862,142	$(6,235,289)	$626,853	$6,862,142	$(5,211,965)	$1,650,177

Estimated amortization expense for the periods and years ending December 31, is as follows:

October 1, 2003 through December 31, 2003	$116,575
2004	344,066
2005	166,212
2006	—
2007	—

Total	$626,853

8. CONTINGENCIES

We are subject to various legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect our financial position or results of operations.

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

The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:

•	our limited operating history;

•	variability and length of our sales cycle and our product mix;

•	our ability to attract new customers, to transition customers of our installed learning management products to our Internet-based learning products and to sell additional content and services to our customers;

•	our history of losses;

•	our ability to manage the growth of our operations and infrastructure;

•	our ability to maintain and continue to develop our technology infrastructure, continue to meet customer demand and maintain appropriate security;

•	successful implementation of our operating and growth strategy;

•	competitive pressures from actual and potential competitors;

•	fluctuations in quarterly operating results caused by a variety of factors including the timing of sales and development contracts as well as the continued development and maintenance of the Internet as a tool for online training and continuing education in the healthcare industry and availability of increased bandwidth;

•	our ability to successfully establish and maintain new and existing relationships with customers and content partners;

•	loss of a significant customer;

•	the effect of governmental regulation on us, our business partners and our customers;

•	global and/or regional economic factors and potential changes in laws and regulations, including, without limitation, changes in federal, state and international laws or other regulations regarding education, training and Internet transactions; and

•	other risk factors detailed in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

New regulations may reduce our business activity with pharmaceutical and medical device customers.

In April 2003, the Office of Inspector General (“OIG”) of the Department of Health and Human Services issued “OIG Compliance Program Guidance for Pharmaceutical Manufacturers.” This guidance identifies three areas of risks for pharmaceutical and medical device companies and recommends certain best practices to be included in a compliance plan designed to avoid the risk of federal healthcare program abuse. The guidance highlighted a number of arrangements that have the potential to trigger fraud and abuse violations, including educational grants. The Company follows the rules and guidelines provided by the ACCME, ANCC and other continuing education accrediting bodies to ensure that its continuing education programming is free from commercial bias and consistent with the OIG guidance. The majority of the Company’s accredited continuing education programming is funded by educational grants from our pharmaceutical and medical device customers. There is no assurance that our pharmaceutical and medical device customers will continue to provide educational grants consistent with past practices. To the extent that our customers curtail or restructure their business practices, it could have a material adverse impact on the Company’s revenues, results of operations, and financial position.

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

Revenue Recognition
Internet-based learning products including our HealthStream Learning CenterTM (“HLC”) and content subscriptions are provided on a per person subscription basis, with fees ranging from less than $1 to more than $6 per month, based on the size of the facilities’ employee population and the content offerings to which they subscribe. Contracts for e-learning products generally range from $5,000 to approximately $400,000, and are based on the duration of the contract, number of users and content involved. Revenues derived from the provision of services through our Internet-based learning products are recognized ratably over the term of the service agreement. The Company also offers training services for clients to facilitate integration of this technology. Fees for training are based on the time and effort of the personnel involved, typically a per person rate. We recognize revenue for all content subscription services ratably over the subscription period and recognize revenue for transaction-based online course sales when the course is delivered. Training revenues are generally recognized upon completion of training services. We also have arrangements that provide for commercial support of online courseware. Such revenue recognition is based on an estimate of usage ratably over the term unless usage varies from this estimate.

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

Revenues derived from content development services or the sale of products requiring significant modification, conversion or customization are recorded based on the percentage of completion method using labor hours. We recognize custom content development revenues based on the percentage of a project that is completed. In the event the percentage completion method results in revenues greater than total billings on a contract, we record an unbilled receivable, which represents earned revenues that were not contractually billable as of the balance sheet date.

We recognize revenue from online and live event development and coordination services based on the percentage of completion method using labor hours or similar event milestones. This methodology requires ongoing estimates regarding the total expenses or significant milestones associated with the project as well as periodic estimates of the progress with respect to completion of such projects. Event registration services are recognized upon completion of the related event and are based on estimates of event registration (note: our registration fees do not vary based on the number of registrants unless there is a significant variation from the initial estimate). Revenues associated with online training are recognized over the term of the service period or over the historical usage period, if usage typically differs from the service period. All other service revenues, including Web cast events, are recognized as the related services are performed or products are delivered. Sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors as a result of drug and product introductions, meeting and conference dates and budget cycles for such companies.

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

Product Development Costs
Product development costs include the costs to maintain and internally develop our Internet-based learning platform, installed learning management platform and other products as well as convert and load content. These costs include both personnel expense and contract labor. Once technological feasibility is achieved, we capitalize the cost of content or additional features developed by third parties where the life expectancy is greater than one year, the functionality is extended or enhanced, and the anticipated cash flows from such content or features are expected to exceed their capitalized cost. We amortize content or feature development over its expected life, which is generally one to two years. Product development and content development costs that have been capitalized are subject to a periodic impairment review in accordance with our policy. During the three months ended December 31, 2002, we recorded an impairment charge of approximately $105,000 with respect to certain content development fees.

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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues. Revenues increased approximately $0.3 million, or 7.0%, from $4.1 million for the three months ended September 30, 2002 to $4.3 million for the three months ended September 30, 2003. Revenues for 2003 consisted of $3.0 million for the HCO unit and $1.3 million for the PMD unit. In 2002, revenues consisted of $2.7 million for the HCO unit and $1.4 million for the PMD unit. The increase in HCO revenues related primarily to growth in our Internet-based HealthStream Learning CenterTM subscriber base of $0.4 million and growth of add-on courseware subscriptions of approximately $0.3 million. Our subscriber base increased approximately 44%, from approximately 507,000 fully implemented subscribers at September 30, 2002 to approximately 730,000 fully implemented subscribers at September 30, 2003. Add-on courseware subscription revenue increases were primarily related to training associated with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as companies sought to comply with the privacy rules implemented by HIPAA, which became effective in April 2003. These HCO revenue increases were partially offset by an anticipated decline in revenues from maintenance and support fees associated with our installed learning management products of approximately $0.3 million and a content development revenue decline of $0.1 million. Revenues from our Internet-based subscription products represented approximately 63% of total net revenues for the three months ended September 30, 2003 compared to 50% of total net revenues for the three months ended September 30, 2002. PMD revenues decreased approximately $0.1 million, consisting of a $0.2 million decrease in live event services, offset by moderate increases in online development revenues.

We expect revenues from our installed learning management products, which are reaching the end of their life cycles, to decline for the remainder of 2003 as the customers using these products either transition to our Internet-based learning platform, or choose an alternative training solution.

Cost of Revenues. Cost of revenues increased approximately $0.1 million, or 3.9%, to $1.4 million for the three months ended September 30, 2003 from $1.3 million for the three months ended September 30, 2002. Cost of revenues as a percentage of revenues decreased from 33.3% of revenues for the three months ended September 30, 2002 to 32.3% of revenues for the three months ended September 30, 2003. Although cost of revenues did not change significantly, the mix of expenses did, resulting in lower travel, hosting and material costs, offset by increases in royalty expense, primarily related to sales of HIPAA content. Improvements in personnel related expenses were offset by increased spending related to contract labor for live events and online development services.

Cost of revenues for the HCO unit increased approximately $0.2 million and approximated 18.5% and 14.2% of revenues for the three months ended September 30, 2003 and 2002, respectively. Cost of revenues as a percentage of revenues increased due to the increases in royalty expense for add-on courseware subscriptions as discussed above, which were partially offset by lower hosting expenses. Cost of revenues for the PMD unit decreased approximately $0.2 million and approximated 56.6% and 64.0% of revenues for the three months ended September 30, 2003 and 2002, respectively. Cost of revenues as a percentage of revenues for the PMD unit decreased as a result of lower materials spending and travel expenses. Reductions in personnel related expenses were offset by increased contract labor spending for live events and online development services. We expect quarter-to-quarter fluctuations in cost of revenues for our PMD unit due to the seasonality in live event activities and the variability related to our online development services. Cost of revenues for our unallocated corporate functions increased approximately $40,000 as a result of content support personnel associated with loading, maintenance and support of new content on our Internet-based platform.

Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to approximately 67.7% for the three months ended September 30, 2003 from 66.7% for the three months ended September 30, 2002. The improvement is a result of the change in revenue mix discussed above. Gross margins for the HCO unit were 81.5% and 85.8% for the three months ended September 30, 2003 and 2002, respectively. Gross margins for the PMD unit were 43.4% and 36.0% for the three months ended September 30, 2003 and 2002, respectively.

Product development. Product development expenses decreased approximately $0.4 million, or 36.5%, from approximately $1.2 million for the three months ended September 30, 2002 to approximately $0.8 million for the three months ended September 30, 2003. Product development expenses as a percentage of revenues decreased from 29.9% for the three months ended September 30, 2002 to 17.7% of revenues for the three months ended September 30, 2003. The decrease as a percentage of revenues primarily relates to reductions in personnel associated with the consolidation of product development efforts as well as the increase in revenues discussed above.

Product development expenses for the HCO unit decreased approximately $0.4 million and approximated 14.5% and 31.1% of revenues for the three months ended September 30, 2003 and 2002, respectively. The percentage decrease is attributable to increases in HCO revenues and decreases in personnel associated with the consolidation of product development efforts. Product development efforts for HCO consisted primarily of ongoing maintenance and development of our Internet-based learning platform and development and integration of certain new products, including Competency CompassTM, which was launched during the third quarter of 2003. Competency CompassTM is an add-on subscription service for our hospital-based customers, intended to provide an online competency assessment and documentation capabilities, as well as customized training solutions. Product development expenses for the PMD unit were comparable between periods and approximated 17.4% and 13.7% of revenues for the three months ended September 30, 2003 and 2002, respectively. Product development expenses for PMD were primarily associated with the development of HospitalDirectTM and the development of other content. HospitalDirectTM which was launched on June 30, 2003, is intended to expand our existing Internet-based learning products by providing pharmaceutical and medical device companies with opportunities to provide facility-based personnel with online product training. The unallocated corporate portion of our product development expenses decreased approximately $0.1 million, or 46.7%, as a result of a shift to projects that benefit the platform for both the HCO and PMD business unit products.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, decreased approximately $0.5 million, or 36.6%, from $1.5 million for the three months ended September 30, 2002 to $1.0 million for the three months ended September 30, 2003. This decrease primarily resulted from lower commissions, reduced advertising and marketing spending and reductions in personnel related expenses and travel. Commission expense is lower as a result of changes in commission plans for 2003 and lower activity levels. Personnel expense and related travel decreases are a result of reductions in personnel.

Sales and marketing expense for the HCO unit decreased approximately $0.5 million and approximated 21.4% and 44.3% of revenues for the three months ended September 30, 2003 and 2002, respectively. The percentage decreased due to the increases in HCO revenues, reductions in commission expense primarily due to changes in the 2003 commission plan and decreases in both sales and marketing personnel related expenses due to fewer people. HCO marketing and advertising expenses, excluding personnel, also decreased as compared to the same period of 2002 due to reduced spending on marketing campaigns. We expect sales and marketing expense for both HCO and PMD to increase as we plan to expand the sales force during the next six months. Sales and marketing expense for the PMD unit decreased slightly as compared to 2002, and approximated 19.2% and 20.8% of revenues for the three months ended September 30, 2003 and 2002, respectively. The decrease primarily resulted from lower commission expense due to changes in plan structure and lower activity levels and lower marketing spending.

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.3 million, or 27.1%, from $1.1 million for the three months ended September 30, 2002 to $0.8 million for the three months ended September 30, 2003. Amortization declined $0.2 million as a result of certain intangible assets and prepaid content becoming fully amortized. Depreciation expense decreased $0.1 million due to certain assets becoming fully depreciated.

Other General and Administrative. Other general and administrative expenses decreased approximately $0.3 million, or 22.5%, from $1.5 million for the three months ended September 30, 2002 to $1.2 million for the three months ended September 30, 2003. Other general and administrative expenses as a percentage of revenues decreased from 36.7% for the three months ended September 30, 2002 to 26.6% for the three months ended September 30, 2003. The percentage decrease is a result of the revenue increases discussed above and reductions in personnel and other corporate operating expenses.

Other general and administrative expenses for the HCO unit decreased approximately $0.2 million, and approximated 1.4% and 8.8% of revenues for the three months ended September 30, 2003 and 2002, respectively. The decrease for HCO resulted from a redesignation of certain personnel to corporate, headcount reductions, and other expense reductions. Other general and administrative expenses for the PMD unit decreased approximately $0.1 million and approximated 3.9% and 15.2% of revenues for the three months ended September 30, 2003 and 2002, respectively. The decrease for PMD resulted from a redesignation of executive management personnel and other expenses to corporate. Other general and administrative expenses for the unallocated corporate functions were comparable between periods and approximated $1.1 million for the three months ended September 30, 2003 and 2002, respectively. Although the unallocated corporate expenses did not fluctuate between periods, the mix of expenses did, primarily as a result of a redesignation of certain personnel and other expenses to corporate. This realignment resulted in an additional $0.3 million of unallocated expenses, which was offset by headcount and operating expense reductions of $0.3 million resulting from consolidating our corporate functions.

Other Income/Expense. Other income/expense decreased approximately $0.1 million, or 49.9%, from $0.2 million for the three months ended September 30, 2002 to $0.1 million for the three months ended September 30, 2003. The decrease resulted from a reduction of interest income from investments in marketable securities due to lower invested balances and lower yield rates.

Net Loss. Net loss decreased approximately $1.8 million, or 73.8%, from $2.4 million for the three months ended September 30, 2002 to $0.6 million for the three months ended September 30, 2003 due to the factors mentioned above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues. Revenues increased approximately $1.7 million, or 14.5%, from $11.7 million for the nine months ended September 30, 2002 to $13.4 million for the nine months ended September 30, 2003. Revenues for 2003 consisted of $8.9 million for the HCO unit and $4.5 million for the PMD unit. In 2002, revenues consisted of $7.1 million for the HCO unit and $4.6 million for the PMD unit. The increase in HCO revenues over 2002 related primarily to growth in our Internet-based HealthStream Learning CenterTM subscriber base of $1.7 million and growth of add-on courseware subscriptions of approximately $0.9 million. Our subscriber base increased approximately 44%, from approximately 507,000 fully implemented subscribers at September 30, 2002 to approximately 730,000 fully implemented subscribers at September 30, 2003. Add-on courseware subscription revenue increases were primarily related to training associated with HIPAA, while certain other add-on courseware revenues declined as compared to 2002. We expect add-on courseware revenues will be modestly lower during the fourth quarter of 2003 as a result of the expiration of certain HIPAA content subscriptions. These HCO revenue increases were partially offset by a decline in revenues from maintenance and support fees associated with our installed learning management products of approximately $0.7 million and a decline in content development revenues of $0.1 million. The decline in the installed learning management product revenues is consistent with our approach to transition these customers to our Internet-based learning platform. We expect revenues from the installed learning management products, which are reaching the end of their life cycles, to decline for the remainder of 2003 as the customers using these products either transition to our Internet-based learning platform, or choose an alternative training solution. PMD revenues declined slightly compared to 2002, primarily resulting from a $0.1 million decrease in live event services and a $0.1 million decrease in online development revenues, which were partially offset by moderate increases in online training. We anticipate online development revenues will increase during the fourth quarter of 2003, but expect full year revenues to be slightly lower than full year 2002 revenues. We expect revenues from our live event services to experience moderate increases during the fourth quarter of 2003, but expect full year revenues to be somewhat lower than full year 2002 revenues.

Cost of Revenues. Cost of revenues decreased approximately $0.2 million, or 5.0%, from $4.7 million for the nine months ended September 30, 2002 to $4.5 million for the nine months ended September 30, 2003. Cost of revenues as a percentage of revenues decreased from 40.4% of revenues for the nine months ended September 30, 2002 to 33.5% of revenues for the nine months ended September 30, 2003. The decrease resulted primarily from reductions in personnel, travel, hosting and materials, but was somewhat offset by increases in royalties and contract labor.

Cost of revenues for the HCO unit were comparable between 2003 and 2002 and approximated 17.9% and 21.9% of revenues for the nine months ended September 30, 2003 and 2002, respectively. This percentage decreased due to increases in HCO revenues, reductions in personnel and travel, and other direct expenses, which were offset by increases in content royalties primarily associated with the sales of HIPAA content. Cost of revenues for the PMD unit decreased approximately $0.4 million and approximated 55.9% and 63.5% of revenues for the nine months ended September 30, 2003 and 2002, respectively. This decrease was a result of reductions in personnel expenses, travel, and materials. These expense reductions were partially offset by increases in contract labor costs associated with live event activities and online development projects. We expect quarter-to-quarter fluctuations in cost of revenues for our PMD unit due to seasonality in live event activities and changes in the utilization of our online development resources to meet changes in demand for such services. Cost of revenues for our unallocated corporate functions increased approximately $0.1 million as a result of content support personnel associated with loading, maintenance and support of new content on our Internet-based platform.

Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to approximately 66.5% for the nine months ended September 30, 2003 from 59.6% for the nine months ended September 30, 2002. The improvement is a result of the change in revenue mix and the decreases in cost of revenues discussed above. Gross margins for the HCO unit were 82.1% and 78.1% for the nine months ended September 30, 2003 and 2002, respectively. Gross margins for the PMD unit were 44.1% and 36.5% for the nine months ended September 30, 2003 and 2002, respectively.

Product development. Product development expenses decreased approximately $0.9 million or 26.2%, from approximately $3.4 million for the nine months ended September 30, 2002 to approximately $2.5 million for the nine months ended September 30, 2003. Product development expenses as a percentage of revenues decreased from 29.3% of revenues for the nine months ended September 30, 2002 to 18.9% of revenues for the nine months ended September 30, 2003. The decrease as a percentage of revenues primarily relates to reductions in personnel associated with the consolidation of product development efforts, as well as the increase in revenues discussed above.

Product development expenses for the HCO unit decreased approximately $0.9 million and approximated 16.3% and 33.0% of revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease is primarily attributable to reductions in personnel associated with the consolidation of product development efforts. Product development efforts for HCO consisted primarily of ongoing maintenance and development of our Internet-based learning platform and development of new products, including Competency CompassTM, which was launched during the third quarter of 2003. Product development expenses for the PMD unit increased approximately $0.3 million and approximated 16.6% and 10.7% of revenues for the nine months ended September 30, 2003 and 2002, respectively. The increases in product development expenses for PMD are attributable to costs associated with the development of HospitalDirectTM as well as the development of other content. The unallocated corporate portion of our product development expenses decreased approximately $0.3 million, or 43.1%, due to personnel expense reductions, and as a result of a shift to projects that benefit the platform for both the HCO and PMD business unit products.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, decreased approximately $1.4 million, or 29.7%, from $4.7 million for the nine months ended September 30, 2002 to $3.3 million for the nine months ended September 30, 2003. This decrease primarily resulted from lower commissions, reductions in advertising and marketing spending, travel, and reductions in personnel related expenses. Commission expense is lower as a result of changes in commission plans for 2003 and lower activity levels. Personnel expense and related travel decreases are a result of reductions in personnel. Advertising and marketing expense reductions are a result of changes in marketing initiatives during 2003.

Sales and marketing expense for the HCO unit decreased approximately $1.1 million and approximated 26.6% and 48.7% of revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease is due to reductions in commission expense primarily due to changes in the 2003 commission plan and decreases in both sales and marketing personnel related expenses and travel due to fewer people. HCO marketing and advertising expenses, excluding personnel, also decreased as compared to the same period of 2002. Sales and marketing expenses for the PMD unit decreased approximately $0.4 million, and approximated 17.1% and 25.4% of revenues for the nine months ended September 30, 2003 and 2002, respectively. The decreases resulted from reductions in personnel related expenses due to lower headcount and lower commission expenses as a result of changes in the commission plan for 2003. PMD marketing and advertising expenses, excluding personnel, declined modestly as compared to the same period of 2002. Sales and marketing expense for our unallocated corporate functions increased approximately $0.1 million for the nine months ended September 30, 2003.

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.8 million, or 24.7%, from approximately $3.4 million for the nine months ended September 30, 2002 to $2.6 million for the nine months ended September 30, 2003. Amortization declined approximately $0.7 million, as a result of certain intangible assets and prepaid content becoming fully amortized. Depreciation declined approximately $0.1 million, due to lower fixed asset purchases over the past two years as well as assets becoming fully depreciated.

Other General and Administrative. Other general and administrative expenses decreased approximately $1.2 million, or 23.2%, from $5.0 million for the nine months ended September 30, 2002 to $3.8 million for the nine months ended September 30, 2003. Other general and administrative expenses as a percentage of revenues decreased from 42.8% for the nine months ended September 30, 2002 to 28.7% for the nine months ended September 30, 2003. The decrease as a percentage of revenues is a result of reductions in personnel related expenses and other corporate operating expenses.

Other general and administrative expenses for the HCO unit decreased approximately $0.9 million, and approximated 1.5% and 14.7% of revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease for HCO resulted from a redesignation of certain personnel to corporate, headcount reductions, and other expense reductions. Other general and administrative expenses for the PMD unit decreased approximately $0.5 million and approximated 4.5% and 15.4% of revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease for PMD resulted from headcount reductions and a redesignation of certain personnel and operating expenses to corporate. Other general and administrative expenses for the unallocated corporate functions increased approximately $0.2 million primarily as a result of a redesignation of executive management personnel and certain operating expenses to corporate. This realignment resulted in an additional $1.0 million of unallocated expenses, which was offset by certain headcount and operating expense reductions of $0.8 million resulting from consolidating our corporate functions.

Office Consolidation Charge. During the nine months ended September 30, 2002, we recorded an office consolidation charge of approximately $0.1 million as a result of closing our Raleigh, NC office. The charge consisted of lease obligations.

Other Income/Expense. Other income/expense decreased approximately $0.3 million, or 46.6%, from $0.6 million for the nine months ended September 30, 2002 to $0.3 million for the nine months ended September 30, 2003. The decrease resulted from a reduction of interest income from investments in marketable securities due to lower invested balances and lower yield rates.

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

Net Loss. Net loss decreased approximately $11.1 million, or 78.7%, from $14.1 million for the nine months ended September 30, 2002 to $3.0 million for the nine months ended September 30, 2003. Net loss before the cumulative effect of a change in accounting principle of $5.0 million, decreased $6.1 million, or 66.9%, from a loss of $9.1 million for the nine months ended September 30, 2002 to a loss of $3.0 million for the nine months ended September 30, 2003 due to the factors mentioned above.

Liquidity and Capital Resources

Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.

Net cash used in operating activities was approximately $1.2 million during the nine months ended September 30, 2003 and approximately $5.0 million during the nine months ended September 30, 2002. Cash used in operating activities during the nine months ended September 30, 2003 resulted from the net loss of $3.0 million, an increase in prepaid development fees, other prepaids and other current assets and decreases in accrued compensation and other liabilities, deferred revenue and registration liabilities. These operating uses of cash were offset by decreases in accounts and unbilled receivables, restricted cash, interest receivable and other assets, increases in accounts payable, as well as depreciation, amortization, and the provision for doubtful accounts. Cash used in operating activities during the nine months ended September 30, 2002 related to the net loss before the cumulative effect of a change in accounting principle of $9.1 million, an increase in accounts and unbilled receivables and restricted cash and a decrease in accounts payable. These operating uses of cash were offset by decreases in interest receivable and other assets, increases in accrued compensation and other liabilities and deferred revenue, as well as depreciation, amortization, and the provision for doubtful accounts.

Net cash provided by investing activities was approximately $5.2 million during the nine months ended September 30, 2003 and approximately $5.3 million for the nine months ended September 30, 2002. Cash provided by investing activities during the nine months ended September 30, 2003 related to the proceeds from maturities of investments in marketable securities of $5.8 million, offset by $0.6 million for the purchase of property and equipment. Cash provided by investing activities during the nine months ended September 30, 2002 related to the excess of proceeds from sales and maturities of investments over purchases of investments of $5.9 million, offset by $0.5 million of cash paid for property and equipment.

Cash provided by financing activities was approximately $125,000 for the nine months ended September 30, 2003 while approximately $75,000 of cash was used in financing activities for the nine months ended September 30, 2002. Cash provided by financing activities during the nine months ended September 30, 2003 related to proceeds from the exercise of stock options and issuance of common stock to the Employee Stock Purchase Plan offset by payments under capital lease obligations. Cash used in financing activities during the nine months ended September 30, 2002 related to payments under capital lease obligations offset by proceeds from the issuance of common stock to our Employee Stock Purchase Plan.

As of September 30, 2003, our primary source of liquidity was $18.0 million of cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of October 31, 2003 we had cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable of approximately $18.1 million.

We believe that our existing cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Our growth strategy may also include acquiring companies that complement our products and services. We anticipate that these acquisitions, if any, will be effected through a combination of issuance of our common stock and cash consideration. Failure to generate sufficient cash flow from operations or raise additional capital when required during or following that period in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Commitments and Contingencies

In connection with our October 2001 agreement with HCA Information Technology & Services, Inc. (“HCA”), HCA is obligated to pay us minimum revenues of $12.0 million over the four-year term of the agreement. We expect that our capital expenditures and similar capitalized amounts will be approximately $0.4 to $0.6 million for the fourth quarter of 2003.

Our strategic alliances have typically provided for payments to content and distribution partners and development partners based on revenues, and we expect to continue similar arrangements in the future. During April 2003, we entered into an agreement with a business partner that requires us to make fixed payments totaling approximately $150,000 through December 31, 2004. In addition to these commitments, we have capital lease obligations and operating lease commitments for our operating facilities in Nashville, TN and Denver, CO, and closed facilities in Dallas, TX and Raleigh, NC. Other than scheduled payments and the arrangement mentioned above, there have been no material changes in the future anticipated payments for our commitments and other contractual obligations from that reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates. We do not have any commodity price risk. As of September 30, 2003, we had no outstanding indebtedness other than approximately $51,000 of capital lease obligations. Accordingly, we are not exposed to significant market risk. We are exposed to market risk with respect to the cash and cash equivalents and marketable securities that we invest. At October 31, 2003, we had approximately $18.1 million of cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest that were invested in a combination of short term investments. At this investment level, a hypothetical 10% decrease in the interest rate would decrease interest income and increase net loss on an annualized basis by approximately $181,000. At September 30, 2003, the average maturity for our investment portfolio approximated three months.

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

Evaluation of Controls and Procedures

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

31.1 — Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 — Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company furnished a report on Form 8-K on July 30, 2003 under Item 12 related to the results for the second quarter ended June 30, 2003.

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

Arthur E. Newman
Chief Financial Officer
November 12, 2003

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