Form 10-K
period 2003-12-31
HEALTHSTREAM INC
filed 2004-03-25
CIK 1095565

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM      TO

Commission File Number 001-8833

HEALTHSTREAM, INC.

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1443555 (I.R.S. Employer Identification No.)

209 10th Avenue South, Suite 450 Nashville, Tennessee (Address of principal executive offices)	37203 (Zip Code)

(615) 301-3100
(Registrant’s telephone number, including area code)

Securities Registered Pursuant To Section 12(b) Of The Act:
None

Securities Registered Pursuant To Section 12(g) Of The Act:
Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the NASDAQ National Market on June 30, 2003 was $33,242,516. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 23, 2004, there were 20,455,998 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Item 1. Business

OVERVIEW AND HISTORY

HealthStream, Inc. (“HealthStream” or the “Company”) provides Internet-based solutions and services to meet the training and education needs of the healthcare industry. Our learning solutions are helping healthcare organizations to improve compliance, develop their workforce, and reduce risks. Focused primarily on healthcare organizations (HCO) and pharmaceutical and medical device companies (PMD), HealthStream’s customers are comprised of over 780 healthcare organizations (predominately acute-care facilities) throughout the United States and include relationships with eight of the top ten pharmaceutical companies and nine of the top ten medical device companies.

The Company’s flagship product is the “HealthStream Learning Center™,” our proprietary, Internet-based learning platform, which currently has approximately 839,000 contracted hospital-based subscribers. Also added in the last year are our Competency Compass™, an online performance assessment and management solution, and HospitalDirect™, a software application that delivers product training in hospitals. Services provided to and on behalf of pharmaceutical and medical device companies, include live and online education and training activities for both healthcare professionals, as well as medical industry sales representatives. Medical device companies also provide commercial support for device training within hospitals through our HospitalDirect™ platform, and along with pharmaceutical companies, provide commercial support for some of our continuing education activities.

Headquartered in Nashville, Tennessee, the Company was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. Including a satellite office in Denver, Colorado, HealthStream has 143 employees. From an initial focus on technology-based training, HealthStream evolved to provide full-service delivery of training and education for the healthcare industry. The Company completed its initial public offering (IPO) in April of 2000.

INDUSTRY BACKGROUND

According to the Centers for Medicare and Medicaid Services (CMS), the healthcare industry exceeded $1.4 trillion of spending in 2002, or approximately 14 percent of the gross domestic product. Hospital care expenditures accounted for $451 billion, or 31.7%, of the $1.4 trillion industry. Approximately 10.4 million professionals are employed in the health care segment of the domestic economy, with slightly more than half, or 5.3 million, employed in healthcare organizations, our target market for the HealthStream Learning Center™ and HospitalDirect™.

The 5.3 million healthcare organization professionals predominately work in the nation’s approximately 5,000 acute-care hospitals, and are required by federal mandates and accrediting bodies to train in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA), and the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, for all institutional-based healthcare workers as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act (HIPAA).

In hospitals, staffing issues and personnel shortages have also contributed to the need for enhanced workforce development as well as additional competency based training. According to the American Hospital Association (AHA, 2002), the rate of unfilled positions for registered nurses in 2001 was 13 percent. The shortage of nurses is projected to grow to over 800,000 by 2020. As reported by the American Journal of Nursing (April, 2003), offering training and educational opportunities to hospital personnel is increasingly recommended as a retention and recruitment incentive.

In addition, to keep abreast of the latest developments and meet licensing, certification, and credentialing requirements, many healthcare professionals must obtain continuing education. Continuing education requirements include continuing education for nurses, emergency medical services personnel, first responder personnel, radiologic personnel and physicians. Pharmaceutical and medical device companies must also provide their medical industry sales representatives with training mandated for the healthcare industry and training for new products. They also provide support for education and training for those audiences that use their products in healthcare organizations.

Finally, the hospital industry continues to operate under intense pressure to reduce costs as a result of reductions in government reimbursement and increased focus on cost containment consistent with participation of patients in managed care programs. In addition, hospitals, as well as pharmaceutical and medical device companies continue to experience rising operating costs, coupled with increased pressure to measure and report on the outcomes of the dollars spent on training. Our products and services are designed to meet these needs by reducing healthcare organizations’ costs of training while improving learning outcomes, enhancing reporting capabilities, and supporting customers’ business objectives.

HEALTHSTREAM’S SOLUTIONS

Services to healthcare organizations

HealthStream’s solutions help healthcare organizations meet their ongoing training, education, and compliance needs. We bring training and education content together with administrative and management tools through our Internet-based platform, the HealthStream Learning Center™ (HLC). This combination supports healthcare administrators in configuring training to meet the precise needs of different groups of employees, modifying training materials, and documenting that training has been completed. At December 31, 2003, 839,000 healthcare professionals had contracted subscriptions for our services. Pricing for the HLC is subscription based, with fees based on the number of users, content provided and other factors. We offer training, implementation and account management services to facilitate integration of this technology product into our customer’s operating environments. Fees for training are based on the time and efforts of the personnel involved.

Our online content is hosted in a central data center that allows end users Internet access to HLC services, thereby eliminating the need for onsite local implementations of installed learning management products. As a result, a significant number of our customers that historically used our installed learning management products have transitioned to our Internet-based platform. Our installed learning management software contracts historically consisted of an upfront license fee, additional content sales, and ongoing maintenance and support.

We also offer our customers an online competency assessment and performance management solution, Competency Compass™. Competency assessment will soon be a requirement of hospitals and healthcare organizations for maintaining accreditation, based on new JCAHO requirements to evaluate, document, and report performance competencies. The Competency Compass provides an effective means of determining which competencies are associated with each position and evaluating and documenting competency assessments. To facilitate this process, a comprehensive dictionary of job profiles used in healthcare organizations is included in Competency Compass that lists corresponding competencies associated with each of those jobs. This product delivers a custom training program of courses available through the HLC that uniquely responds to the needs identified and strengths discovered of individual employees.

Along with the Internet-based HLC, we also offer healthcare organizations with full-service capabilities to convert existing course materials to a Web-enabled format through our HealthStream Authoring Center™. Pricing for this product is subscription based, with fees based on the number of users and a separate fee for licenses.

Our strategy is to expand our services to existing customers and grow our existing customer base of approximately 839,000 contracted subscribers using the Internet-based HLC, while continuing to transition our installed learning management product customers to our Internet-based HLC. We believe our existing sales force and market conditions offer us the opportunity to continue to grow our HLC customer base.

Services to pharmaceutical and medical device companies

Our services to pharmaceutical companies and medical device companies include live and online educational and training activities for healthcare professionals, as well as online training for medical industry sales representatives. As an accredited provider of continuing education activities for physicians, nurses, pharmacists and other healthcare professionals, our services include planning, development, implementation and administration of these activities. Services for live activities can further include development of course agendas, coordination of subject matter experts, preparation of course materials, and registration of attendees. Pricing for live activity services are based on the scope of the project, including the size of the event, number of attendees and other factors. Live educational activities also include preceptorships and proctorships for various specialties that take place within the hospital environment. Preceptorships and proctorships are live interactive activities with small groups of healthcare professionals, designed to provide them with supervised experience in a clinical environment. Pricing for these activities are usually based on a per attendee basis. Pricing for online activities varies from project to project, and is based on time and efforts of the personnel involved. Mandated training for manufacturer sales force personnel is priced on a per user basis. We also offer both live and archived Web casts of medical procedures, thought-leader discussions, and other events in a cost effective manner to facilitate the provision of training or continuing education. In addition, we can develop custom courseware for our customers’ specific training needs. Pricing for these services is generally based on time and efforts involved. Our development group responsible for such services includes programmers, instructional and multimedia designers, graphic artists, and project managers. In addition to our development employees, we also utilize third party resources as needed. Live and online event activities may be supported by an educational grant by a pharmaceutical or medical device company. Fees or the amount of the grant vary based on the scope of the event, the target audience, publicity and other peripheral services related to the event.

HospitalDirectTM, a newly introduced product, is intended to leverage our subscriber network of hospital-based personnel by delivering online product training and other educational activities through our Internet-based HLC. Pricing charged to medical device and pharmaceutical companies includes initial content development services and subsequent subscription pricing based on the number of hospital facilities selected to receive the training and education.

We also provide live educational activities for nurses and technicians conducted within healthcare organizations, as well as continuing education study guides and educational activities on the exhibit floor at the annual AORN (Association of PeriOperative Registered Nurses) Congress. All of these activities are supported by either pharmaceutical or medical device companies. Our strategy includes expanding our revenues by further developing customer relationships and by leveraging our existing base of Internet-based HLC customers for deployment of pharmaceutical and medical device training and education through both existing products as well as development of new products.

ACQUISITIONS

We have made one acquisition during the past three years, in January 2001. We acquired six companies in 2000. To date, our acquisitions have focused on adding products or services, increasing our customer base and/or providing enabling technologies that are complementary to our existing business. We believe we have recognized economies of scale through acquisitions in markets in which we already had a presence. In addition, we have expanded our product and service offerings by leveraging products that can operate on our existing technology platform. To date, all acquisitions have been accounted for using the purchase method of accounting.

CUSTOMERS

We provide our training and education solutions to customers across a broad range of entities within the healthcare industry, including healthcare organizations (including government entities) and pharmaceutical and medical device companies. During 2003, one customer represented more than 10% of our net revenue. We derived approximately 15% of net revenue from HCA, Inc. during 2003. The following is a partial list of customers that have purchased or contracted for products and services from HealthStream.

Healthcare Organizations	Pharmaceutical Companies	Medical Device Companies
HCA Inc.	Merck & Co, Inc.	Cordis Corporation
CHRISTUS Health	Biogen IDEC Pharmaceuticals	Aesculap, Inc.
Trinity Health (Novi, MI)		McKesson Corporation
Waterbury Hospital

SALES, MARKETING, AND CUSTOMER SUPPORT

We market our products and services primarily through our direct sales force. As of December 31, 2003, our sales and relationship management personnel consisted of approximately 35 employees based at our corporate headquarters in Nashville, Tennessee and in Denver, Colorado, as well as remote home office sales locations. Our geographically dispersed field sales organization is divided into three territory teams, each team consisting of sales personnel focused on our hospital audience, sales personnel focused on our pharmaceutical and medical device audience, content sales specialists, sales support specialists, and product specialists all led by a regional sales manager. The sales support specialists assist the field sales force by responding to initial inquiries, qualifying sales leads, preparing proposals and preparing sales contracts. In addition to sales professionals, we also employ program managers, who are responsible for live event services and account managers who work to develop and expand relationships, including contract renewals, with our customers.

We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups and trade shows, telemarketing campaigns, public relations, distribution of product specific literature, online promotion, direct mail and advertising. We also conduct geographically focused meetings with target customers and user groups with existing customers. Annually, we conduct a national users’ group in Nashville known as The Summit. We have an in-house marketing team that is responsible for these initiatives and for working with, and supporting, our product managers and sales force. We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services and recurring sales are dependent on the strength of our customer service, operations and support team. Our customer service, operations and support team consists of approximately 26 employees located in our corporate headquarters in Nashville. This team provides customer support to end users through a toll-free telephone line as well as electronic mail. Our representatives are trained to understand our philosophy and our specific sales, marketing and support issues. This team also maintains an ongoing dialog with our customer base to ensure a complete understanding of customer needs. These personnel also assist with ongoing issues and training of our products as well as to ensure anticipated renewals and incremental sales are achieved. The remaining personnel on this team are responsible for training and implementation of HLC customers.

TECHNOLOGY MANAGEMENT

HealthStream’s technology infrastructure is based on an open architecture and is designed to be secure, reliable, and expandable. Our software is a combination of proprietary applications, third-party database software, and operating systems that support acquisition and conversion of content, hosting and management of that content, publication of our Web sites, downloads of courseware, registration, tracking of users, and reporting of information for both internal and external use. We have designed this infrastructure to allow each component to be independently scaled by adding readily available hardware and software components.

Our network infrastructure, Web sites, and servers that deliver our services are hosted by third party providers. Our primary data center and hosting facility is in Chicago, while a second data center and hosting facility in Nashville (with a second vendor) is scheduled to be operational in the second quarter of 2004. Both providers maintain our equipment in a secure environment, including multiple redundancies in power sources and network connections. Our providers’ hosting centers are connected to the Internet through multiple, redundant high-speed fiber optic circuits. Monitoring of all servers, networks, and systems is performed by Company personnel on a continuous basis. Together with our providers, we employ numerous levels of enterprise firewall systems to protect our databases, customer information, and content library. Backups of all databases, data, and content files are performed on a daily basis. Data back-up tapes are archived at a secure remote location on a weekly basis.

COMPETITION

The healthcare education industry is highly fragmented, varies significantly in delivery methods (i.e., written materials, live events, satellite broadcasts, video, CD-ROM products and online products), and is composed of a wide variety of entities competing for customers. The sheer volume of healthcare information available to satisfy continuing education needs, rapid advances in medical developments, and the time constraints that healthcare professionals face make it difficult to quickly and efficiently access the continuing education content most relevant to an individual’s practice or profession. Historically, healthcare professionals have received continuing education and training through offline publications, such as medical journals and CD-ROMs, and by attending conferences and seminars. In addition, other healthcare workers and pharmaceutical and medical device manufacturers’ sales and internal regulatory personnel usually fulfill their education and training needs through instructor-led programs from external vendors or internal training departments. While these approaches satisfy the ongoing requirements, they are limited in that they are typically costly and inconvenient. In addition, live courses are often limited in the breadth of offerings and do not provide a method for tracking training completion. The related results of these traditional methods, both from a business and compliance standpoint, are difficult to track and measure.

In addition to the competing delivery methods described above, we also have direct competitors. A number of smaller privately held companies offer competitive installed and Web based learning management products to the healthcare industry. We also compete with large scale learning management system providers such as DigitalThink, SABA and SumTotal Systems that provide their services to multiple industries, including healthcare. Primedia also provides healthcare focused continuing education via its satellite network together with certain transcript capabilities. Finally, over the past year we have also seen an increase in a teaming approach between consulting and technology entities to address larger scale projects.

We believe our solutions, which include both products and services that facilitate training for healthcare professionals, a wide assortment of content, a mechanism for measuring results, and the ability to provide all services on a single platform over the Internet, provide us with a competitive advantage. We believe that the principal competitive factors affecting the marketing of e-learning services to the healthcare industry include:

•	features of the HLC product, including reporting, management functionality, scalability, and the ability to track utilization and results;

•	scope and variety of Internet-based learning content available, including mandated content for OSHA, JCAHO, and HIPAA requirements, competency-based content, as well as the ability of entities to add their own Web-enabled content;

•	scope and quality of professional services offered, including training and the expertise and technical knowledge of the providers’ employees;

•	ability to access and leverage an existing customer base to increase exposure for pharmaceutical and medical device companies;

•	pricing;

•	customer service and support; and

•	effectiveness of sales and marketing efforts, and company reputation.

Collectively, these capabilities provide us with the ability to improve the quality of healthcare by improving the quality and access of healthcare training.

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

The Internet

The laws and regulations that govern our business change rapidly. The United States government and the governments of some states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

•	Privacy Law. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use, confidentiality and disclosure of personal information could limit our ability to collect information or use the information in our databases or derived from other sources, to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation.

•	Encryption Laws. Many copyright owner associations have lobbied the federal government for laws requiring copyrighted materials transmitted over the Internet to be digitally encrypted in order to track rights and prevent unauthorized use of copyrighted materials. If these laws are adopted, we may incur substantial costs to comply with these requirements or change the way we do business.

•	Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us violates these regulations.

•	Information Security Accountability Regulation. A couple of bills are pending in Congress that could require public companies to obtain certification by an independent third party of the company’s computer information security. If this legislation is enacted, we may incur costs to comply with these security requirements. The preliminary nature of such legislation and the lack of related guidance makes estimation of related costs difficult.

•	Sales and Use Tax. Through December 31, 2003, we collected sales, use or other taxes on taxable transactions in all states in which we have employees. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet.

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

Occupational Safety and Health Administration (OSHA). OSHA regulations require employers to provide training to employees to minimize the risk of injury from various potential workplace hazards. Employers in the healthcare industry are required to provide training with respect to various topics, including blood borne pathogens exposure control, laboratory safety and tuberculosis infection control. OSHA regulations require employers to keep records of their employees’ completion of training with respect to these workplace hazards.

Joint Commission on Accreditation of Healthcare Organizations (JCAHO). JCAHO mandates that employers in the healthcare industry provide certain workplace safety and patient interaction training to employees. JCAHO required training may include programs on infection control, patient bill of rights, radiation safety and incident reporting. Healthcare organizations are required to provide and document training on these topics to receive JCAHO accreditation. In addition, JCAHO imposes continuing education requirements on physicians that relate to each physician’s specific staff appointments.

Health Insurance Portability and Accountability Act (HIPAA). HIPAA regulations require organizations that maintain or transmit health information electronically in connection with certain transactions to provide reasonable and appropriate safeguards to protect the integrity and confidentiality of individually identifiable healthcare information. These healthcare organizations are required to establish, maintain and provide training with regard to their policies and procedures for protecting the integrity and confidentiality of individually identifiable healthcare information. Healthcare organizations are required to document training on these topics to support their compliance.

Continuing Education (CE). State nurse practice laws are usually the source of authority for establishing the state board of nursing, which then establishes the state’s CE requirements for professional nurses. Continuing education programs are provided through accredited providers approved by the American Nurses Credentialing Center Commission on Accreditation and/or the state board of nursing. CE requirements vary widely from state to state. Twenty-nine states require some form of CE in order to renew a nurse’s license. In some states, the CE requirement only applies to re-licensure of advance practice nurses, or additional CEs may be required of this category of nurses. On average, 12 to 15 CEs are required annually, with reporting generally on a bi-annual basis. Certifications may also require continuing education credits (e.g., CNOR – certification of perioperative nursing).

Continuing Medical Education (CME). State licensing boards, professional organizations and employers require physicians to certify that they have accumulated a minimum number of continuing medical education hours to maintain their licenses. Generally, each state’s medical practice laws authorize the state’s board of medicine to establish and track CME requirements. Thirty-four state medical licensing boards currently have CME requirements. The number of CME hours required by each state ranges up to 50 hours per year. Other sources of CME requirements are state medical societies and practice specialty boards. The failure to obtain the requisite amount and type of CME could result in non-renewal of the physician’s license to practice medicine and/or membership in a medical or practice specialty society. The American Medical Association’s, or AMA’s, Physician Recognition Award, or PRA, is the most widely recognized certificate for acknowledging physician completion of a CME course. The AMA classifies continuing education activities as either category 1, which includes formal CME activities, or category 2, which includes most informal activities. Sponsors want to designate CME activities for AMA PRA category 1 because this has become the benchmark for quality in formally organized educational activities. Almost all agencies nationwide that require CME participation specify AMA PRA category 1 credit. Only institutions and organizations accredited to provide CME can designate an activity for AMA PRA category 1. The Accreditation Council on Continuing Medical Education, or ACCME, is responsible for the accreditation of medical schools, state medical societies and other institutions and organizations that provide CME activities for a national or regional audience of physicians. Only institutions and organizations are accredited. The ACCME and state medical societies do not accredit or approve individual activities. State medical societies, operating under the aegis of the ACCME, accredit institutions and organizations that provide CME activities primarily for physicians within the state or bordering states. We are an accredited provider of CME by the ACCME.

Office of the Inspector General (OIG) of the Department of Health and Human Services (HHS)

The OIG issued Compliance Program Guidelines for Pharmaceutical Manufacturers (Guidelines) in April 2003. This document includes guidelines related to continuing educational activities supported by pharmaceutical and medical device companies. The Guidelines could affect the type and extent of future support for our continuing education activities. The trade associations for the pharmaceutical and medical device industries (PhRMA and AdvaMed, respectively) also promulgated their own codes of ethics in response to the Guidelines. The Company follows the rules and guidelines provided by ACCME, ANCC, and other continuing education accrediting bodies to ensure that its continuing education programming is free from commercial bias and consistent with the OIG Guidelines.

The U.S. Food and Drug Administration and the Federal Trade Commission

Current FDA and FTC rules and enforcement actions and regulatory policies or those that the FDA or the FTC may develop in the future could have a material adverse effect on our ability to provide existing or future applications or services to our end users or obtain the necessary corporate sponsorship to do so. The FDA and the FTC regulate the form, content and dissemination of labeling, advertising and promotional materials, including direct-to-consumer prescription drug and medical device advertising, prepared by, or for, pharmaceutical, biotechnology or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, regulated companies must limit their advertising and promotional materials to discussions of the FDA-approved claims and, in limited circumstances, to a limited number of claims not approved by the FDA. Therefore, any information that promotes the use of pharmaceutical or medical device products that is presented with our services is subject to the full array of the FDA and FTC requirements and enforcement actions. We believe that banner advertisements, sponsorship links and any educational programs that lack independent editorial control that we may present with our services could be subject to FDA or FTC regulation. While the FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on the advertiser, if the FDA or FTC finds that any regulated information presented with our services violates FDA or FTC regulations, they may take regulatory action against us or the advertiser or sponsor of that information. In 1996, the FDA announced it would develop a guidance document expressing a broad set of policies dealing with the promotion of pharmaceutical, biotechnology and medical device products on the Internet. Although the FDA has yet to issue that guidance document, agency officials continue to predict its eventual release. The FDA guidance document may reflect new regulatory policies that more tightly regulate the format and content of promotional information on the Internet.

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

To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties and license agreements with consultants, vendors and customers. We own federal service mark registrations for the marks “HEALTHSTREAM,” “HOSPITALDIRECT” and “OR PROTOCOL.”

AVAILABLE INFORMATION

The Company files reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.healthstream.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

OUR EMPLOYEES

As of December 31, 2003 we employed 143 persons. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a brief summary of the business experience of each of the executive officers of the Company. Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	37	Chief Executive Officer, President and Chairman of the Board of Directors
Arthur E. Newman	55	Senior Vice President and Chief Financial Officer
Michael Pote	42	Senior Vice President
Fred Perner	50	Senior Vice President
Susan A. Brownie	39	Vice President of Finance and Corporate Controller

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

Risks related to our business model.

Our relatively short operating history makes evaluating our business difficult.

Although we were incorporated in 1990, we did not initiate our online operations until March 1999. As a result, we have only a short operating history on which you can base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies introducing new methods of delivering products and services into a cautious market like the healthcare industry. Our failure to successfully address these risks and uncertainties could have a material adverse effect on our financial condition. Some of these risks and uncertainties relate to our ability to:

•	continue to attract and maintain a large base of customers, both on the healthcare organization and the pharmaceutical and medical device sides of the business;

•	develop and maintain a scalable infrastructure, including additional hardware and software, customer and business support, systems and personnel, to support our business;

•	develop and introduce desirable services and compelling content;

•	establish and maintain strategic relationships with content providers or partners; and

•	respond effectively to competitive and technological developments.

Our sales cycle is lengthy and can vary widely.

The period from our initial contact with a potential customer and the first purchase of our solution by the customer typically ranges from three to nine months, and in some cases has extended much further. The range in the sales cycle can be impacted by factors including an increasing trend towards more formal requests for proposals (RFP’s) process as well as formal budget timelines which impact timing of purchases by target customers. As a result of both of these factors, we have only limited ability to forecast the timing and type of sales. This, in turn, makes it more difficult to predict quarterly financial performance.

Failure to effectively manage growth of our operations and infrastructure could disrupt our operations and prevent us from generating the revenues we expect.

We currently are experiencing a period of expansion in our customer utilization patterns and related infrastructure. We anticipate continued expansion in subscriber utilization of our Internet-based learning products and other services. To manage our growth, we must successfully implement, constantly improve and effectively utilize our operational and financial systems. Our existing or planned operational and financial systems may not be sufficient to support our growth.

The market for online training and continuing education in the healthcare industry is relatively new and still evolving.

Uncertainty as to the level of demand and market acceptance for online training and continuing education in the healthcare industry exposes us to a high degree of risk. Although our sales of HIPAA content during 2002 and 2003 were promising, we cannot be sure that the healthcare community will completely adopt online training and continuing education as a complement of, or alternative to, traditional sources of training and continuing education. If the market for online training and continuing education fails to develop, develops more slowly than expected, becomes saturated with competitors, or e-learning does not prove to be an effective method for training, our business will suffer.

Failure to adequately address our customers’ needs in our products and services could prevent our anticipated growth in revenues.

Our management may not be able to effectively identify, manage and exploit existing and emerging market opportunities to meet the needs of our customers. If we do not adequately manage our product and service innovation opportunities, our business will suffer.

Within the healthcare industry, our customer channels are focused on two segments: healthcare organizations and pharmaceutical/ medical device companies. We rely on spending within these two segments and our business may suffer if financial pressures cause our potential or existing customers to cut back on our services.

There are several economic factors that have had an impact on the nation’s approximately 5,000 acute care hospitals. Some of these factors include labor costs, which constituted 40 percent of 2002 hospital revenues, according to the Centers for Medicare and Medicaid (CMS), with half of that allocated for staffing nurses. Also, the reduced Medicare payment increases that resulted from the Balanced Budget Act of 1997 and the lower payments that most hospitals accepted from managed care companies in the last several years have both had an adverse financial effect on the hospital segment. These financial pressures, along with several major hospital defaults and bankruptcies, have resulted in limited access to capital for hospitals. As HealthStream’s target market within the healthcare industry, hospitals’ financial pressures are salient in achieving our business objectives.

Financial analysts generally believe that medical device companies enjoy higher revenues and earnings growth, relative to their medical supply company counterparts, although they’re considered more volatile. The medical device industry is highly concentrated; the largest two percent of the 6,000 U.S. medical device firms log nearly half of the industry’s sales, according to the CMS. In addition, relatively short product life cycles for medical devices make the management and marketing strategies particularly crucial in this segment. These economic factors contribute to the volatility of this customer channel for HealthStream.

The top ten pharmaceutical companies account for 60 percent of U.S. drug sales, with the top company owning a ten percent market share of the U.S. pharmaceutical market in 2001, according to CMS. Successful research and development is the key driver for long-term growth, yet this may be held constant or reduced during profit crunches—like that experienced by some companies as the patent expires on their blockbuster drugs. Both branded and generic pharmaceutical companies fiercely litigate intellectually property and, as a result, may experience adverse financial consequences. As one of our two customer channels, these characteristics of the pharmaceutical and medical device segment could have an impact on HealthStream.

We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, technical and other resources.

Several of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than us, and several of the larger e-learning companies have from time-to-time announced their intentions to enter the healthcare e-learning market. Still others offer a lower cost service alternative that may capture a portion of our potential customer base. In addition, if such competitors were to offer a complete e-learning solution to the healthcare industry, our competitive position could be adversely affected. These companies may be able to respond more quickly than us to new or changing opportunities, technologies, standards or customer requirements. Most of our customer subscription agreements are for short terms with no obligation to renew. The short terms of these agreements allow customers to more easily shift to one of our competitors.

We may be unable to effectively implement our growth strategy, which could have an adverse effect on our business and competitive position in the industry.

Our business strategy includes increasing our market share and presence through sales to new customers, transitioning existing customers, further penetration and additional sales to existing customers, introductions of new products and services and strategic acquisitions that complement or enhance our business. We may not be able to identify, complete or integrate the operations of future acquisitions. Some of the risks that we may encounter in implementing our growth strategy include:

•	expenses, delays and difficulties of identifying and integrating new products, services or acquired companies into our existing organization;

•	diversion of management’s attention from other business matters;

•	inability to generate sufficient revenue to offset acquisition or investment costs; and

•	expenses of any undisclosed or potential liabilities of any acquired company.

If any of these risks are realized, our business could suffer. In addition, if we finance acquisitions by issuing equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions and investments, our business and prospects may be seriously harmed.

We may not be able to develop enhancements to our existing products and services or achieve widespread acceptance of new features or keep pace with technological developments.

We plan to increase our revenues through sales to new customers as well as increasing our sales of additional courseware subscriptions and other products and services to existing customers. Our identification of additional features, content, products and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our base of Internet-based customers or adoption of new methodology by new customers. Because healthcare training continues to change and evolve, we may be unable to accurately predict and develop features, content and other products to address the needs of the healthcare industry. During the past two years, we have invested in new products including HospitalDirect and Competency Compass. If these products are not accepted by new or existing customers, we may not be able to recover the cost of this development and our business will be harmed. Continued growth of our Internet-based customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as continued content, product and service enhancements to address the needs of the healthcare industry.

Growth in courseware subscription revenues depend, in part, on our obtaining proper distribution rights from our content partners.

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

Financial Risks

Our relatively short operating history may prevent us from forecasting our results of operations accurately.

As a result of our short operating history, we do not have historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations. We believe that period-to-period comparisons of our operating results prior to January 1, 2002 are not necessarily meaningful and should not be relied upon as indicators of future performance. In addition, our operating results may vary substantially. This variability results primarily from the differences in levels of sales activity and the related revenue recognition for our various products and services. The actual effect of these factors on the price of our stock, however, will be difficult to assess due to our short operating history. In one or more future quarters, our results of operations may fall below historical results or the expectations of securities analysts and investors, and the trading price of our common stock may decline.

We expect net losses in the future and acceptable profitability results may not materialize.

In 2003, we had a net loss of approximately $3.4 million. At December 31, 2003, our accumulated deficit was $68.9 million. We expect continued net losses during 2004. There is no assurance whether and, if so, when we will become profitable.

The timing of our revenue recognition from sales activity is dependent upon achievement of certain events, and our inability to accurately predict them will harm our operating results.

Our ability to record revenues is dependent upon several factors including the transfer of customer-specific information such as unique subscriber IDs, which are required for us to implement customers on our Internet-based learning platform. Accordingly, if customers do not provide us with the specified information in a timely manner, our ability to recognize revenues will be delayed, which could adversely impact our operating results. In addition, completion and acceptance by our customers of developed content and courseware must be achieved, and utilization of courseware is required in connection with subscription Internet-based learning products and commercial support arrangements.

A significant portion of our revenue is generated from a relatively small number of customers.

We provide our Internet-based training and education services to HCA Information Technology & Services, Inc. (HCA) pursuant to an agreement that expires in October 2005. During 2003, we derived approximately 15%, or $2.7 million, of our net revenues from HCA. HCA has the right to terminate this agreement if we fail to deliver the required services under this agreement on a timely basis. We also derive a significant portion of our revenues from a relatively small number of customers. A termination of our agreement with HCA or several of our other significant customers would have a material adverse effect on our business as well as our ability to secure other large customers for the services of our Internet-based HLC product.

Because we recognize revenue from subscriptions for our products and services over the term of the subscription period, downturns or upturns in sales may not be immediately reflected in our operating results.

We recognize a large portion of our revenue from customers monthly over the terms of their subscription agreements, which are typically one to three years, although terms can range from less than one or up to five years. As a result, much of the revenue we report in each quarter is deferred revenue from subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Conversely, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

We may not be able to meet our strategic business objectives unless we obtain additional financing, which may not be available to us on favorable terms or at all.

The net proceeds of our initial public offering, or IPO, and the preceding private offerings of our common and preferred stock, together with our current cash reserves, are expected to be sufficient to meet our cash requirements through at least 2004. However, we may need to raise additional funds in order to:

•	develop new, or enhance existing, services or products;

•	respond to competitive pressures;

•	finance working capital requirements;

•	sustain content and development relationships; or

•	acquire complementary businesses, technology, content or products.

At December 31, 2003, we had approximately $18.0 million in cash, cash equivalents, restricted cash, investments in marketable securities and related interest receivable. We have commitments to pay approximately $340,000 in 2004 related to certain agreements with various content partners and other strategic agreements. We expect to incur approximately $2.0 million of capital expenditures during 2004 to support our business. We expect net operating losses to continue through at least 2004. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be reduced.

Our stock price is likely to be volatile.

The market price of our common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as the following, some of which are beyond our control: quarterly variations in our operating results; operating results that vary from the expectations of securities analysts and investors; changes in expectations as to our future financial performance; changes in market valuations of other online service companies; future sales of our common stock; stock market price and volume fluctuations; general political and economic conditions, such as a recession or war or terrorist attacks or interest rate or currency rate fluctuations; and other risk factors described in this Form 10-K. Moreover, our stock is thinly traded, and we have a relatively small public float. These factors may adversely affect the market price of our common stock. In addition, the market prices for stocks of many Internet related and technology companies have historically experienced extreme price fluctuations that appeared to bear no relationship to the operating performance of these companies.

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

We continue to refine our pricing and our products and services and cannot predict whether the ongoing changes will be accepted

Over the past few years we have implemented several changes and continue to make such changes in our pricing and our product and service offerings to increase revenue and to meet the needs of our customers. We cannot predict whether our current pricing and products and services, or any ongoing refinements we make will be accepted by our existing customer base or by prospective customers. If our customers and potential customers decide not to accept our current or future pricing or product and service offerings, it could have a material adverse effect on our business.

We do not have an adequate history with our revenue model to predict the rate of customer subscription renewals and other activity and the impact these renewals and other activities will have on our revenue or operating results.

Our Internet-based HLC customers have no obligation to renew their subscriptions for our products or services after the expiration of the initial subscription period and in fact, some customers have elected not to renew their subscription. In addition, our customers may renew at a lower pricing or activity level. We have limited historical data with respect to rates of customer subscription renewals and expect that the number of accounts up for renewal will increase during and after 2004, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service. In addition, much of our live event activity is of a recurring and predictable nature, however, we do not have any long term contracts that obligate these customers beyond the current contract terms. If our customers do not renew their subscriptions for our service, or if their activity levels decline, our revenue may decline and our business will suffer.

Our future success also depends in part on our ability to sell additional features or enhanced editions of our service to our current customers. This may require increasingly sophisticated and costly sales efforts that are targeted at senior management. If these efforts are not successful, our business may suffer.

Risks Related to Operations

We may be unable to adequately develop our systems, processes and support in a manner that will enable us to meet the demand for our services.

We have provided our online products and services for less than five years and continue to develop our ability to provide our courses and education management systems on both a subscription and transactional basis over the Internet. Our future success will depend on our ability to effectively develop the infrastructure, including additional hardware and software, and implement the services, including customer support, necessary to meet the demand for our services. Our inability from time to time to successfully develop the necessary systems and implement the necessary services on a timely basis has resulted in our customers experiencing some delays or interruptions in their service. Such delays or interruptions may cause customers to become dissatisfied with our service and move to competing providers of traditional and online training and education services. If this happens, our revenues could be adversely affected, which would have a material adverse effect on our financial condition.

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

We must continue to upgrade our technology infrastructure, both hardware and software, to effectively meet demand for our services.

We must continue to add hardware and enhance software to accommodate the increased content in our library and increased use of our Web site. In order to make timely decisions about hardware and software enhancements, we must be able to accurately forecast the growth in demand for our services. This growth in demand for our services is difficult to forecast and the potential audience for our services is large. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our systems may become unstable and our customers may encounter delays or disruptions in their service. Unscheduled downtime could harm our business and also could discourage current and potential customers and reduce future revenues.

Our network infrastructure and computer systems and software may fail.

An unexpected event like a power or telecommunications failure, fire, flood, earthquake, or other catastrophic loss at our Internet service providers’ facilities or at our on-site data facility could cause the loss of critical data and prevent us from offering our products and services. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our Web server and network systems and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems and software.

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

The laws and regulations that govern our business change rapidly. The United States government and the governments of states and foreign countries have attempted to regulate activities on the Internet. Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, content regulation and sales and use tax laws and regulations. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. See “Business — Government Regulation of the Internet and the Healthcare Industry” for a more complete discussion of these laws and regulations.

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

In addition, our business with pharmaceutical and medical device manufacturers is predicated on our ability to maintain accreditation status with organizations such as the Accreditation Council for Continuing Medical Education (ACCME), American Nurses Credentialing Center (ANCC), American Council for Pharmaceutical Education (ACPE) and others. The failure to maintain status as an accredited provider could result in a detrimental effect on our business.

New regulations may reduce our business activity with pharmaceutical and medical device customers.

In April 2003, the Office of Inspector General (OIG) of the Department of Health and Human Services issued “OIG Compliance Program Guidance for Pharmaceutical Manufacturers.” This guidance identifies three areas of risks for pharmaceutical and medical device companies and recommends certain best practices to be included in a compliance plan designed to avoid the risk of federal healthcare program abuse. The guidance highlighted a number of arrangements that have the potential to trigger fraud and abuse violations, including educational grants. The Company follows the rules and guidelines provided by the ACCME, ANCC and other continuing education accrediting bodies to ensure that its continuing education programming is free from commercial bias and consistent with the OIG guidance. The majority of the Company’s accredited continuing education programming is funded by educational grants from our pharmaceutical and medical device customers. There is no assurance that our pharmaceutical and medical device customers will continue to provide educational grants consistent with past practices. To the extent that our customers curtail or restructure their business practices, it could have a material adverse impact on the Company’s revenues, results of operations, and financial position.

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

Our business could be harmed if unauthorized parties infringe upon or misappropriate our proprietary systems, content, services or other information. Our efforts to protect our intellectual property through copyright, trademarks and other controls may not be adequate. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others, which could be time consuming and costly. Intellectual property infringement claims could be made against us as the number of our competitors grows. These claims, even if not meritorious, could be expensive and divert our attention from operating our company. In addition, if we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and develop comparable non-infringing intellectual property, to obtain a license or to cease providing the content or services that contain the infringing intellectual property. We may be unable to develop non-infringing intellectual property or obtain a license on commercially reasonable terms, if at all.

Item 2. Properties

Our principal office is located in Nashville, Tennessee. Our lease for approximately 31,000 square feet at this location expires in April 2005. The lease provides for two five-year renewal options. Rent at this location is approximately $24,000 per month through February 2004 and approximately $22,000 per month from March 2004 through April 2005.

We are leasing approximately 8,000 square feet of office space in Denver, Colorado. The lease expires in March 2010 and has monthly rent of approximately $9,000.

We are leasing approximately 6,000 square feet of office space in Dallas, Texas. The lease expires in January 2007 and has monthly rent of approximately $8,000. We are currently subleasing this office space at the rate of approximately $6,000 per month to a third party for the remaining term of the lease.

We are leasing approximately 3,700 square feet of office space in Raleigh, North Carolina. The lease expires in September 2004 and has monthly rent of approximately $4,400 through June 30, 2004 and approximately $4,500 from July 1, 2004 through September 30, 2004.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market under the ticker symbol HSTM:

	High	Low
2003
First Quarter	$1.86	$1.00
Second Quarter	2.69	1.00
Third Quarter	3.85	2.15
Fourth Quarter	3.10	2.50
2002
First Quarter	$1.42	$1.11
Second Quarter	1.90	1.07
Third Quarter	1.41	0.79
Fourth Quarter	1.41	0.96

On March 8, 2004, there were 218 registered holders and approximately 2,022 beneficial holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

On February 19, 2004, options to purchase up to 370,000 shares at an exercise price of $2.69 were granted to employees. Options to purchase an additional 40,000 shares at an exercise price of $2.69 were also granted, but are subject to contingencies related to 2004 financial results. These options vest annually over four years and expire eight years after issuance.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations.

RECENT SALES OF UNREGISTERED SECURITIES

There have been no sales of unregistered securities since December 31, 2002.

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

The net offering proceeds to the Company after deducting the total expenses noted above were approximately $42,200,000. From the effective date of the Registration Statement through December 31, 2003, we have used approximately $33,200,000 of the net offering proceeds to fund general operating expenses, acquisitions and other working capital needs.

Item 6. Selected Financial Data

The selected statements of operations data for the three-year period ended December 31, 2003 and the balance sheet data as of December 31, 2003 and 2002 are derived from our financial statements that have been audited by Ernst & Young LLP, our independent auditors, and are included elsewhere in this report. You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report.

HealthStream acquired seven companies between 2000 and 2001. As a result of these acquisitions, the annual results presented below are not comparable. Revenues may be subject to fluctuations as discussed further in “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” located elsewhere in this report. During 2002, we adopted SFAS No. 142 “Goodwill and Intangible Assets,” which eliminated the amortization of goodwill and indefinite lived intangible assets. In accordance with the provisions of SFAS No. 142, we recorded a transitional goodwill impairment charge of $5.0 million, in our HCO business unit, as a cumulative effect of a change in accounting principle as of January 1, 2002. As a result of this accounting change, the annual results presented below are not comparable. See Note 6 to the Consolidated Financial Statements for details. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$18,195	$15,790	$13,503	$9,652	$2,568
Operating costs and expenses:
Cost of revenues	6,268	5,970	5,772	4,357	2,138
Product development	3,247	4,679	5,041	5,639	2,037
Sales, marketing, general and administrative expenses	9,431	12,835	13,019	15,428	2,501
Depreciation and amortization	3,048	4,395	9,936	6,901	452
Office consolidation charge	—	164	401	—	—
Impairment of long-lived assets	—	105	712	—	—

Total operating costs and expenses	21,994	28,148	34,881	32,325	7,128
Loss from operations	(3,799)	(12,358)	(21,378)	(22,673)	(4,560)
Other income (expense)	387	717	1,802	2,388	104

Net loss, before cumulative effect of a change in accounting principle	(3,412)	(11,641)	(19,576)	(20,285)	(4,456)
Cumulative effect of a change in accounting principle	—	(5,000)	—	—	—

Net loss	$(3,412)	$(16,641)	$(19,576)	$(20,285)	$(4,456)

Net loss per share – basic and diluted, before cumulative effect of a change in accounting principle	$(0.17)	$(0.57)	$(0.98)	$(1.29)	$(1.19)
Cumulative effect of a change in accounting principle	—	(0.25)	—	—	—

Net loss per share – basic and diluted	$(0.17)	$(0.82)	$(0.98)	$(1.29)	$(1.19)

Weighted average shares of common stock outstanding – basic and diluted	20,383	20,261	19,921	15,786	3,757

	At December 31,
	2003	2002	2001	2000	1999
	(In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$14,220	$4,070	$4,747	$19,831	$13,632
Investments in marketable securities –short and long term	2,958	15,153	21,410	20,341	—
Working capital	16,316	14,912	17,945	26,436	11,465
Total assets	28,399	32,913	49,247	70,452	17,455
Deferred revenue	3,059	3,346	3,274	2,764	791
Long-term debt and capital leases, net of current portion	1	41	119	216	186
Shareholders’ equity	22,558	25,896	42,543	62,017	14,190

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

The following discussion provides an overview of our history together with a summary of our critical accounting policies and estimates. Our critical accounting policies and estimates include revenue recognition, product development costs and related capitalization, impairment of goodwill, intangible and other long-lived assets and the allowance for doubtful accounts.

OVERVIEW

HealthStream was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. The Company focuses on being a facilitator of training tools for entities in the healthcare industry. Revenues from the healthcare organizations business unit (HCO) are derived from the following categories: provision of services through our Internet-based learning products, courseware subscriptions, maintenance and support of installed learning management products and a variety of online products. Revenues from the pharmaceutical and medical device company business unit (PMD) are derived from live event development, content development, Web cast events, and other educational and training services.

To date, we have incurred substantial costs to develop our technologies, create, license and acquire our content, build brand awareness, develop our infrastructure and expand our business, and have yet to achieve sufficient revenues to generate a net profit or positive operating cash flows. As a result, we have incurred operating losses in each fiscal quarter since 1994. We expect operating losses to continue through 2004 as we continue to expand our business and develop and sell new products and services. These costs could have a material adverse effect on our future financial condition or operating results. We believe that period-to-period comparisons of our financial results prior to January 1, 2002 are not necessarily meaningful, and you should not rely upon them as an indication of our future performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

We recognize revenues from our Internet-based learning products and courseware subscriptions to healthcare workers through healthcare organizations based on a per person subscription basis, with fees ranging from less than $1 to more than $6 per month. These fees are based on the size of the facilities’ employee user population and the service offerings to which they subscribe. Contracts for our Internet-based learning products generally range from $5,000 to approximately $400,000 based on the number of users, products and services included and the duration of the contract. Revenue is recognized ratably over the service period of the underlying contract.

The Company offers training services for clients to facilitate integration of this technology. Fees for training are based on the time and efforts of the personnel involved. Training revenues are generally recognized upon completion of training services.

We also have arrangements that provide for commercial support of online courseware. Such revenue is recognized based on an estimate of usage ratably over the term unless usage varies from this estimate.

Revenues from installed learning management products are primarily associated with ongoing maintenance and technical support services, typically based on a percentage of the original contract amount and recognized as revenue over the term of the service period, generally one year. Until early 2002, we also had revenues related to sales of installed learning management products, which were recognized based upon shipment or installation of the software. These sales typically ranged from $20,000 to $200,000 based on the number of users.

We have and expect to continue to transition customers from our existing installed learning management products to our Internet-based learning products. We expect that revenues resulting from these transition customers will remain comparable or increase when compared to the annual maintenance and technical support services fees due to sales of additional services and online courseware.

We recognize revenue from live event development services and content development services based on the percentage of completion method using labor hours or similar event milestones. This methodology requires ongoing estimates regarding the total expenses or significant milestones associated with the project as well as periodic estimates of the progress with respect to completion of such projects. Event registration services revenue is based on the contracted services including the expected registrant attendance. Revenues for these services are recognized upon completion of the related events. Sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors as a result of drug and product introductions, meeting and conference dates and budget cycles for such companies.

Revenues associated with online training are recognized over the term of the subscription period or over the historical usage period, if usage typically differs from the subscription period. All other service revenues, including Web cast events, are recognized as the related services are performed or products are delivered.

We expect to continue to generate revenues by marketing our Internet-based products and services to healthcare workers through healthcare organizations. We expect that the portion of our revenues related to services provided via our Internet-based learning products will increase. Specifically, we will seek to generate revenues from healthcare workers by marketing to their employers or sponsoring organizations. The transaction fees for courseware resulting from this marketing is typically paid by either the employer or sponsoring organization.

Product Development Costs

Product development costs primarily include our internal costs to maintain and internally develop features and convert content for our Internet-based learning and installed learning management products. Once technological feasibility is achieved, we capitalize the cost of features or content developed by third parties where the life expectancy is greater than one year and the anticipated cash flows from such content is expected to exceed the related cost of the content. During 2003 and 2002, we capitalized approximately $400,000 and $100,000, respectively, related to third party content development. Such amounts are included in the accompanying consolidated balance sheets under the caption “prepaid development fees.” We amortize content and feature development over the expected life, which is generally one to three years. Product development and content development costs that have been capitalized are subject to a periodic impairment review in accordance with our policy.

Product development costs also include our systems team, which manages our efforts associated with product development and maintenance, database management, quality assurance and security. This team is responsible for new internal product development such as HospitalDirect, integration of external new products such as Competency Compass and continued enhancements and regularly scheduled maintenance (called ServicePacks) to our platform.

We account for Web site development costs in accordance with EITF Issue No. 00-2 “Accounting for Web Site Development Costs,” which provides guidance on when to capitalize versus expense costs incurred to develop a Web site. We capitalize costs incurred between the point of establishing technological feasibility and general release when such costs are material.

In connection with product development, our significant estimates involve the assessment of technological feasibility for new products, as well as the expected useful life of costs associated with new products and content. Once capitalized, product and content development costs are subject to the policies and estimates described below regarding goodwill, intangible and other long-lived assets.

Goodwill, intangibles and other long-lived assets

We account for goodwill and intangibles and other long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We measure for impairment at the reporting unit level using a discounted cash flow model to determine the estimated fair value of the reporting units. Our discounted cash flow model contains significant assumptions and accounting estimates about discount rates, future cash flows and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future. We perform our goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist and also during the fourth quarter each year.

Through December 31, 2001, we accounted for goodwill and intangible assets in accordance with Accounting Principles Board Opinion No. 17, “Intangible Assets” and other long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” (Statement 121). In accordance with Statement 121, we reviewed internal and external factors to determine whether events or changes in facts and circumstances were present and indicative of an impairment of long-lived assets. This review included estimates of future cash flows related to such long-lived assets.

Allowance for Doubtful Accounts

We estimate the allowance for doubtful accounts using a specific identification method. Management’s evaluation includes reviewing past due accounts on a case-by case basis, and determining whether an account should be reserved, based on the facts and circumstances surrounding each potentially uncollectible account. An allowance is also maintained for accounts not specifically identified that may become uncollectible in the future. Uncollectible accounts are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is necessary based on our specific identification approach.

RESULTS OF OPERATIONS

Revenues and Expense Components

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Revenues. Revenues for our HCO business unit currently consist of the provision of services through our Internet-based learning products, including authoring tools, maintenance and support services for our installed learning management products, competency tools and courseware subscriptions. Revenues for our PMD business unit consist of live event development, custom online development, web cast events, live educational activities for nurses and technicians conducted within healthcare organizations and exhibit floor continuing education activities at association meetings.

Cost of Revenues. Cost of revenues consists primarily of salaries and employee benefits, employee travel and lodging, materials, contract labor, hosting costs, and other direct expenses associated with revenues as well as royalties paid by us to content providers based on a percentage of revenues. Personnel costs within cost of revenues are associated with individuals that provide services, handle customer support calls or inquiries, manage our web sites and content delivery and provide training or implementation services.

Product Development. Product development expenses consist primarily of salaries and employee benefits, third-party content acquisition costs, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training delivery and administration platforms. In addition, product development expenses are associated with the development of new products and feature enhancements. Personnel costs within product development include our systems team, product managers, and other personnel associated with content and product development.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, employee travel and lodging, advertising, promotions, and related marketing costs. Personnel costs within sales and marketing include our sales and marketing team as well as our account management group.

Other General and Administrative Expenses. Other general and administrative expenses consist primarily of salaries and employee benefits, employee travel and lodging, facility costs, office expenses and fees for professional services. Personnel costs within general and administrative expenses include individuals associated with normal corporate functions (accounting, legal, human resources, administrative and executive management) as well as accreditation professionals.

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

2003 Compared to 2002

Revenues. Revenues increased approximately $2.4 million, or 15.2%, to $18.2 million for 2003 from approximately $15.8 million for 2002. Revenues for 2003 consisted of $12.0 million for HCO and $6.2 million for PMD. In 2002, revenues consisted of $9.8 million for HCO and $6.0 million for PMD. HCO revenue increases over 2002 resulted from growth in our core product, the Internet-based HLC and sales of add-on courseware subscriptions, while revenues associated with our installed learning management products declined as anticipated. PMD revenues increased slightly over 2002, primarily resulting from sales of content development services.

The Internet-based HLC subscriber base increased approximately 33% during 2003, from approximately 580,000 fully implemented subscribers at the end of 2002, to approximately 770,000 fully implemented subscribers at the end 2003. This increase contributed to a $2.2 million increase in HCO revenues, while courseware subscription revenues increased $1.1 million during 2003, primarily associated with the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Revenues from maintenance and support fees associated with our installed learning management products declined, as expected, by $800,000. This decline is consistent with our planned transition of these customers to our Internet-based learning platform. We expect revenues from our installed learning management products to continue to decline during 2004, as we continue to focus on transitioning the customers using these products to our Internet-based learning platform. We expect revenues from our Internet-based HLC, our Competency Compass product and add-on courseware to increase during 2004.

The PMD unit experienced moderate revenue growth during 2003. Revenues from the sales of our content development services increased during 2003. This revenue growth was partially offset by moderate declines in live event revenues, in part related to the pharmaceutical and medical device industry’s cautious response to compliance guidelines issued by the OIG in April 2003, that relate to the funding of educational programs. We expect that revenues from our live event services and content development services will increase during 2004. We also expect HospitalDirectTM, which was launched during the third quarter of 2003, to begin generating revenues during 2004.

During 2003, 57.2% of revenues were derived from our Internet-based learning products, 22.5% from live event development services, 11.5% from content development services and 8.8% from our installed learning management products. During 2002, 45.3% of revenues related to our Internet-based learning products, 27.1% related to live event services, 15.3% related to our installed learning management products, and 12.3% related to content development services.

Cost of Revenues. Cost of revenues increased approximately $300,000, or 5.0%, to $6.3 million for 2003 from approximately $6.0 million for 2002. During 2003, we experienced increased royalties from sales of courseware subscriptions, primarily HIPAA. Contract labor expenses also increased resulting from outsourcing content development services. These increases were partially offset by lower personnel expense and travel, due to reductions in personnel. Cost of revenues as a percentage of revenues decreased from 37.8% for 2002 to 34.4% for 2003. This decrease as a percentage of revenues resulted from increased revenues and the change in revenue components discussed above.

Cost of revenues for HCO increased approximately $300,000, or 13.8%, to $2.2 million for 2003 from $1.9 million for 2002, and approximated 18.2% and 19.7% of revenues for 2003 and 2002, respectively. Royalties increased during 2003, related to sales of add-on courseware, primarily HIPAA. This increase was partially offset by a reduction in personnel related expenses. We expect royalties to increase during 2004, but to remain comparable or decline slightly as a percentage of revenue. Cost of revenues for PMD decreased $100,000, or 3.2%, from $3.7 million in 2002 to $3.6 million in 2003, and approximated 57.8% and 61.1% of revenues for 2003 and 2002, respectively. This decline is primarily related to personnel expense and travel reductions, and was partially offset by increased contract labor costs associated with content development services. Cost of revenues for the unallocated corporate functions increased approximately $200,000 from $300,000 in 2002 to $500,000 in 2003, as a result of additional content support personnel who handle loading, maintenance, versioning and support of content on our Internet-based learning platform.

Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to 65.6% during 2003 from 62.2% during 2002. This improvement is a result of increased revenues as well as the change in revenue mix. Gross margins for HCO were 81.8% and 80.3% for 2003 and 2002, respectively. Gross margins for PMD were 42.2% and 38.9% for 2003 and 2002, respectively. Gross margins for PMD are lower than HCO due to the higher costs associated with delivering live event and content development services, and such costs can vary from project to project. We expect gross margins for both HCO and PMD to decrease slightly during 2004 as we increase our focus on delivering new products to the market, such as Competency CompassTM (HCO) and HospitalDirectTM (PMD).

Product development. Product development expenses decreased approximately $1.4 million, or 30.6%, from $4.7 million for 2002 to $3.3 million for 2003, and approximated 17.8% and 29.6% of revenues for 2003 and 2002, respectively. This reduction primarily resulted from lower personnel expenses associated with the consolidation of our product development efforts. Product development efforts during 2003 were focused on launching products, feature enhancements, and content that build upon our core product, the Internet-based HLC. During 2003, we launched several new products to meet this objective, including HospitalDirectTM, Competency CompassTM, and an authoring solution for the Internet-based HLC. We also have several other products under development, including HealthStream Express™, a streamlined, economy-scaled version of our platform, which was launched during January 2004.

Product development expenses for HCO decreased approximately $1.3 million, or 40.4%, from $3.2 million for 2002 to $1.9 million for 2003, and approximated 16.1% and 33.2% of revenues in 2003 and 2002, respectively. The decrease is primarily associated with the consolidation of product development efforts. During 2003, the HCO unit launched Competency CompassTM and an authoring solution for the Internet-based HLC. Product development expenses for PMD increased approximately $200,000, or 37.2%, to $900,000 for 2003 from $700,000 for 2002, and approximated 14.6% and 10.9% of revenues for 2003 and 2002, respectively. The increase is attributable to costs associated with the development of HospitalDirectTM as well as development and maintenance of other content products for medical industry representatives. The unallocated corporate portion of our product development expenses decreased approximately $400,000, or 46.7%, from $800,000 in 2002 to $400,000 in 2003. This was a result of personnel reductions and a shift to projects that benefit the platforms for both the HCO and PMD business unit products.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, decreased approximately $2.0 million, or 30.8%, from $6.4 million for 2002 to $4.4 million for 2003, and approximated 24.4% and 40.7% of revenues for 2003 and 2002, respectively. This decrease primarily resulted from lower commissions, reductions in personnel related expenses and travel, and reduced advertising and marketing spending. Commission expense is lower as a result of changes in commission plans for 2003 and lower activity levels during the first half of the year. Personnel expense and related travel decreases are a result of reductions in personnel. Advertising and marketing spending levels were lower in 2003 due to changes in marketing initiatives.

Sales and marketing expense for HCO decreased approximately $1.8 million from $4.9 million for 2002 to $3.1 million for 2003, and approximated 35.3% and 49.8% of revenues for 2003 and 2002, respectively. This decrease is attributable to lower commissions of $900,000, personnel expense and travel reductions of $500,000 and lower advertising and marketing expenses of $300,000. Commissions decreased as a result of changes in the commission plan for 2003 and lower headcount. Personnel expense and travel are lower due to fewer sales and marketing personnel. Advertising and marketing expense decreases, excluding personnel, were attributable to changes in marketing initiatives. Sales and marketing expense for PMD decreased approximately $400,000 from $1.5 million for 2002 to $1.1 million for 2003, and approximated 18.0% and 24.7% of revenues for 2003 and 2002, respectively. The decrease resulted from lower personnel expenses and travel of $200,000 due to lower headcount, and lower commissions of $100,000 due to lower sales personnel and related sales activity. Advertising and marketing expense, excluding personnel, decreased $100,000, primarily due to changes in marketing initiatives. Sales and marketing expense for our unallocated corporate functions increased approximately $100,000 during 2003.

Depreciation and Amortization. Depreciation and amortization decreased approximately $1.3 million, or 30.7%, from $4.4 million in 2002 to $3.1 million in 2003. Amortization decreased $1.1 million due to certain intangible assets and prepaid content development becoming fully amortized. Depreciation decreased $200,000 due to lower fixed asset purchases over the past two years as well as assets becoming fully depreciated.

Other General and Administrative. Other general and administrative expenses decreased approximately $1.4 million, or 22.2%, from $6.4 million for 2002 to $5.0 million for 2003, and approximated 27.4% and 40.6% of revenues for 2003 and 2002, respectively. The decrease is a result of lower personnel expenses and corporate operating expenses as a result of consolidating corporate functions.

Other general and administrative expenses for HCO decreased approximately $900,000, from $1.1 million for 2002 to $200,000 for 2003, and approximated 1.5% and 11.6% of revenues for 2003 and 2002, respectively. The decrease for HCO resulted from a redesignation of certain personnel to corporate, headcount reductions, and other expense reductions. Other general and administrative expenses for PMD decreased approximately $700,000, from $900,000 for 2002 to $200,000 for 2003, and approximated 3.6% and

15.7% of revenues for 2003 and 2002, respectively. The decrease for PMD resulted from headcount reductions and a redesignation of certain personnel and operating expenses to corporate. Other general and administrative expenses for the unallocated corporate functions increased approximately $200,000 primarily as a result of the redesignation of executive management personnel and certain operating expenses to corporate. This realignment resulted in an additional $1.1 million of unallocated expenses, which was offset by headcount and operating expense reductions of $900,000 resulting from consolidating our corporate functions. The office consolidation charge and impairment losses recognized in 2002 did not recur in 2003.

Other Income/Expense. Other income/expense decreased approximately $300,000, or 46.1%, from $700,000 for 2002 to $400,000 for 2003. The decrease resulted from a reduction of interest income from investments in marketable securities and due to lower invested balances and lower yield rates.

Net Loss. Net loss decreased approximately $13.2 million, or 79.5%, from a loss of $16.6 million for 2002 to a loss of $3.4 million for 2003. Net loss before the cumulative effect of a change in accounting principle of $5.0 million, decreased $8.2 million, or 70.7%, from a loss of $11.6 million for 2002 to a loss of $3.4 million for 2003, due to the factors mentioned above.

2002 Compared to 2001

Revenues. Revenues increased approximately $2.3 million, or 17.0%, to $15.8 million for 2002 from approximately $13.5 million for 2001. Revenues for 2002 consisted of $9.8 million for HCO and $6.0 million for PMD. In 2001, revenues consisted of $8.0 million for HCO and $5.5 million for PMD. The increase in HCO revenues over 2001 related primarily to growth in our Internet-based learning network, increased courseware subscriptions and the cancellation of a warrant to purchase our common stock previously held by HCA, which eliminated the amortization of the warrant value previously recognized as a reduction of revenues for the first nine months of 2001. HCO revenues through September 2001 are presented net of warrant expense of approximately $1.5 million. PMD revenue increases resulted primarily from live event services.

During 2002 the components of HCO revenues changed compared to 2001, as subscription revenues from our Internet-based learning products increased by approximately $2.3 million, while elimination of the warrant resulted in another $1.5 million of the increase. The increase in subscription revenues from our Internet-based learning products is attributable to the growth in our Internet-based learning network, which was comprised of approximately 580,000 activated subscribers as of December 31, 2002, and as a result of delivering additional content to those subscribers. These HCO revenue increases were offset by declines in revenues of approximately $2.0 million from sales of licenses and maintenance fees associated with our installed learning management products.

During 2002, PMD revenues increased over 2001 primarily due to approximately $900,000 of growth in live event services. These increases were partially offset by declines of $400,000 in content development services. The increase in live event development and coordination services resulted from both providing additional services to existing customers as well as sales to new customers.

During 2002, 45.3% of revenues related to our Internet-based learning products, 27.1% related to live event development services, 13.3% related to maintenance and support fees for our installed learning management products, 12.3% related to content development services, and 2.0% related to our installed learning management product licensing fees. During 2001, 26.7% of revenues related to live event services, 19.3% related to maintenance and support fees for our installed learning management products, 15.5% related to content development services, 14.9% related to our Internet-based learning products, 12.7% related to other transactions and product sales (including commercial support) and 10.9% related to our installed learning management product licensing fees.

Cost of Revenues. Cost of revenues increased approximately $200,000, or 3.4%, to $6.0 million for 2002 from approximately $5.8 million for 2001. The increase resulted primarily from additional costs associated with increased expenses related to live event services, such as personnel expenses, travel and contract labor. Cost of revenues as a percentage of revenues decreased from 42.7% for 2001 to 37.8% for 2002. This decrease as a percentage of revenues resulted from the change in revenue composition discussed above.

Cost of revenues for HCO decreased approximately $700,000 from $2.6 million in 2001 to $1.9 million in 2002, and approximated 19.7% and 33.3% of revenues for 2002 and 2001, respectively. The decrease as a percentage of revenues for HCO is a result of changes in revenue components, discussed above, and decreases in personnel expenses, travel, contract labor, and hosting fees. Cost of revenues for PMD increased approximately $700,000 from $3.0 million in 2001 to $3.7 million in 2002, and approximated 61.1% and 54.5% of revenues for 2002 and 2001, respectively. This percentage increased in 2002 due to additional personnel expenses and other direct costs associated with our live event development services and the redesignation of certain personnel and other direct costs associated with online development and content services as costs of revenues in 2002, which were previously designated as product development costs in 2001. Cost of revenues for our unallocated corporate functions increased approximately $200,000 to $300,000 in 2002 from $100,000 in 2001. This increase is a result of combining customer service and site operation efforts into our corporate function.

Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to 62.2% during 2002 from 57.3% during 2001. This improvement is a result of increased revenues as well as the change in revenue mix. Gross margins for HCO were 80.3% and 66.7% for 2002 and 2001, respectively. Gross margins for PMD were 38.9% and 45.5% for 2002 and 2001, respectively.

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

Product development expenses for HCO increased $500,000 from $2.7 million in 2001 to $3.2 million in 2002, or 20.5%, and approximated 33.2% and 33.8% of revenues for 2002 and 2001, respectively. The increase is related to the development of certain content and specific new products, but such increases were partially offset by declines associated with maintaining fewer installed learning management products. Product development expenses for PMD decreased $400,000 from $1.1 million in 2001 to $700,000 in 2002, or 38.2%, and approximated 10.9% and 19.1% of revenues for 2002 and 2001, respectively. The decrease is related to a redesignation of certain personnel and other direct costs associated with online development and content services as a cost of revenues. Product development expenses for the PMD unit during 2002 were focused on the development of HospitalDirectTM. The unallocated corporate portion of our product development expenses decreased approximately $500,000 from $1.3 million in 2001 to $800,000 in 2002, or 39.4%, primarily resulting from an increased focus on the development of certain content and new products for our HCO unit. Our product development efforts shifted from platform development by corporate personnel in 2001 to specific new product developments within the HCO and PMD units during 2002.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, increased by $500,000, or 9.0%, from $5.9 million in 2001 to approximately $6.4 million in 2002. The increase was a result of additional sales commissions of $800,000 associated with higher new contract values in 2002 compared to 2001. This increase was partially offset by decreases in personnel related expenses and travel. Sales and marketing expenses as a percentage of revenues decreased from 43.7% in 2001 to 40.7% in 2002, primarily as a result of increased revenues.

Sales and marketing expenses for HCO increased approximately $300,000 from $4.6 million in 2001 to $4.9 million in 2002, and approximated 49.8% and 57.7% of revenues during 2002 and 2001, respectively. This percentage decreased in 2002 due to increases in HCO revenues and decreases in personnel expenses and travel of $300,000, offset by increases in sales commissions of $600,000. Sales and marketing expenses for PMD increased approximately $200,000 from $1.3 million in 2001 to $1.5 million in 2002, and approximated 24.7% and 23.4% of revenues during 2002 and 2001, respectively. The percentage increased during 2002 due to additional sales commissions associated with higher new contract values during 2002 and an increase in personnel compared to 2001.

Depreciation and Amortization. Depreciation and amortization decreased by $5.5 million, or 73.2%, from $9.9 million for 2001 to approximately $4.4 million for 2002. The decrease is attributable to the discontinuation of goodwill amortization, which resulted from the implementation of new accounting standards during 2002.

Other General and Administrative. Other general and administrative expenses decreased approximately $700,000, or 10.0%, from $7.1 million for 2001 to approximately $6.4 million for 2002. Excluding the gain on a contract renegotiation with WebMD of $1.5 million during 2001, other general and administrative expenses decreased approximately $2.2 million, or 31.1%, primarily as a result of consolidating offices and corporate functions. Other general and administrative expenses as a percentage of revenues decreased to 40.6% for 2002 from 52.8% for 2001.

Other general and administrative expenses for HCO decreased $1.4 million from $2.5 million in 2001 to $1.1 million in 2002, and approximated 11.6% and 31.4% of revenues for 2002 and 2001, respectively. The percentage decreased as a result of increased revenues and lower expenses associated with the consolidation of offices. Other general and administrative expenses for PMD were comparable between 2002 and 2001, approximating 15.7% and 16.4% of revenues, respectively. Other general and administrative expenses for our unallocated corporate functions, excluding the gain on the WebMD contract renegotiation of $1.5 million, decreased $900,000 from $5.2 million in 2001 to $4.3 million in 2002, or 16.8%, primarily as a result of consolidating offices and corporate functions.

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

SELECTED QUARTERLY OPERATING RESULTS

The following tables set forth selected statement of operations data for the eight quarters ended December 31, 2003 and 2002 both in absolute dollars and as a percentage of total revenues. The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$4,417	$4,670	$4,342	$4,766
Operating costs and expenses:
Cost of revenues	1,496	1,604	1,402	1,766
Product development	955	811	770	711
Sales and marketing	1,129	1,236	938	1,142
Depreciation	376	378	343	274
Amortization	520	479	445	233
Other general and administrative expenses	1,423	1,279	1,153	1,131

Total operating costs and expenses	5,899	5,787	5,051	5,257
Loss from operations	(1,482)	(1,117)	(709)	(491)
Other income	123	106	85	73

Net loss	$(1,359)	$(1,011)	$(624)	$(418)

Net loss per share – basic and diluted	$(0.07)	$(0.05)	$(0.03)	$(0.02)

Weighted average shares of common stock outstanding – basic and diluted	20,306	20,361	20,421	20,444

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$3,535	$4,134	$4,058	$4,063
Operating costs and expenses:
Cost of revenues	1,832	1,558	1,349	1,231
Product development	1,009	1,217	1,212	1,241
Sales and marketing	1,561	1,658	1,480	1,727
Depreciation	448	399	395	391
Amortization	713	733	685	630
Other general and administrative expenses	1,649	1,881	1,489	1,391
Office consolidation charge	—	97	—	67
Impairment of long-lived assets	—	—	—	105

Total operating costs and expenses	7,212	7,543	6,610	6,783
Loss from operations	(3,677)	(3,409)	(2,552)	(2,720)
Other income	248	169	171	129

Net loss before cumulative effect of a change in accounting principle	(3,429)	(3,240)	(2,381)	(2,591)
Cumulative effect of a change in accounting principle	(5,000)	—	—	—

Net loss	$(8,429)	$(3,240)	$(2,381)	$(2,591)

Net loss per share – basic and diluted, before cumulative effect of a change in accounting principle	$(0.17)	$(0.16)	$(0.12)	$(0.13)
Cumulative effect of a change in accounting principle	(0.25)	—	—	—

Net loss per share – basic and diluted	$(0.42)	$(0.16)	$(0.12)	$(0.13)

Weighted average shares of common stock outstanding – basic and diluted	20,196	20,251	20,290	20,306

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
	(% of Revenues)
STATEMENT OF OPERATIONS DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues	33.9	34.3	32.3	37.1
Product development	21.6	17.3	17.7	14.9
Sales and marketing	25.6	26.5	21.6	24.0
Depreciation	8.5	8.1	7.9	5.7
Amortization	11.8	10.3	10.2	4.9
Other general and administrative expenses	32.2	27.4	26.6	23.7

Total operating costs and expenses	133.6	123.9	116.3	110.3
Loss from operations	(33.6)	(23.9)	(16.3)	(10.3)
Other income	2.8	2.3	2.0	1.5

Net loss	(30.8)	(21.6)	(14.3)	(8.8)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002
	(% of Revenues)
STATEMENT OF OPERATIONS DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues	51.8	37.7	33.3	30.3
Product development	28.5	29.5	29.9	30.5
Sales and marketing	44.2	40.1	36.5	42.5
Depreciation	12.7	9.6	9.7	9.6
Amortization	20.2	17.7	16.9	15.5
Other general and administrative expenses	46.7	45.5	36.7	34.2
Office consolidation charge	—	2.4	—	1.7
Impairment of long-lived assets	—	—	—	2.6

Total operating costs and expenses	204.1	182.5	163.0	166.9
Loss from operations	(104.1)	(82.5)	(63.0)	(66.9)
Other income	7.0	4.1	4.2	3.2

Net loss before cumulative effect of a change in accounting principle	(97.1)	(78.4)	(58.8)	(63.7)
Cumulative effect of a change in accounting principle	(141.4)	—	—	—

Net loss	(238.5)	(78.4)	(58.8)	(63.7)

Factors Affecting Quarterly Operating Results

Revenues from our subscription products are recognized ratably over the subscription term. Revenues from sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors as a result of timing of conferences and live events as well as drug and product introductions and budget cycles for such companies. During the first quarter of 2002, we recorded a $5.0 million charge as a cumulative effect of a change in accounting principle as a result of applying new accounting rules for goodwill (See Note 6 to the Consolidated Financial Statements). During the second and fourth quarters of 2002, we recorded office consolidation charges for the closure of our Raleigh, NC office.

Liquidity and Capital Resources

Since our inception, we have financed our operations largely through proceeds from our IPO, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.

Net cash used in operating activities was approximately $1.1 million during 2003, compared to $5.8 million during 2002. The improvement in cash consumption primarily resulted from the decline in net loss, before the cumulative effect of a change in accounting principle in 2002, of $8.2 million. We also made improvements in accounts receivable collection days during 2003. The number of days sales outstanding (DSO) for 2003 was 50 days compared to 77 days for 2002. The Company calculates DSO by dividing the accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. Our primary use of cash during 2003, in addition to funding operations, resulted from payments of bonuses to employees. During 2002, cash was primarily used to fund operating expenses.

Net cash provided by investing activities was approximately $11.1 million in 2003 and $5.2 million in 2002. The primary source of cash in 2003 resulted from maturities of marketable securities of $11.8 million, offset by acquisitions of property and equipment of $700,000. During 2003, we elected not to reinvest in long-term marketable securities, rather such funds were maintained in high-grade investments with maturities of less than three months. During 2002, we received proceeds from the sales and maturities of marketable securities of $15.6 million, offset by purchases of marketable securities of $9.7 million and acquisitions of property and equipment of $600,000. Our capital additions during 2003 and 2002 were primarily comprised of hardware for our hosting facility and computer and office equipment.

Cash provided by financing activities was approximately $100,000 during 2003, while $100,000 was used during 2002. The primary sources of cash for 2003 resulted from proceeds from the issuance of common stock from both the exercise of employee stock options and the Employee Stock Purchase Plan, offset by payments under capital lease obligations. During 2002, cash used in financing activities primarily related to payments under capital lease obligations, offset by the issuance of common stock for our Employee Stock Purchase Plan.

As of December 31, 2003, our primary source of liquidity was $18.0 million of cash and cash equivalents, restricted cash, investments in marketable securities, and related interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of February 29, 2004, we had cash and cash equivalents, restricted cash, investments and related interest receivable of approximately $17.1 million. From January 1, through February 29, 2004, we had capital expenditures of approximately $500,000, primarily related to hardware and software additions.

We believe that our cash and cash equivalents, restricted cash, investments in marketable securities and related interest receivable will be sufficient to meet anticipated cash needs for working capital, new product development, capital expenditures and acquisitions for at least the next 12 months. Our growth strategy may also include acquiring companies that complement our products and services. We anticipate that these acquisitions, if any, will be effected through a combination of stock and cash consideration. The issuance of stock as consideration for an acquisition could have a dilutive effect on our stock price. Failure to generate sufficient cash flow from operations or raise additional capital when required during or following that period in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Commitments and Contingencies

We expect that our capital expenditures will be approximately $2.0 million in 2004.

Our strategic alliances have typically provided for payments to content partners based on revenues and development partners and other parties based on services rendered. We expect to continue similar arrangements in the future. In addition to these commitments, we have capital lease obligations and operating lease commitments for our operating facilities in Nashville, TN and Denver, CO, and closed facilities in Dallas, TX and Raleigh, NC.

A summary of future anticipated payments for commitments and other contractual obligations are outlined below:

		Payments due by period
				More than 5
	Less than 1 year	1-3 years	3-5 years	years	Total
Capital lease obligations	$40,977	$1,212	$—	$—	$42,189
Operating leases	753,329	540,073	224,402	134,630	1,652,434
Purchase commitments	535,000	270,000	—	—	805,000
Other contractual obligations	366,875	—	—	—	366,875

Total	$1,696,181	$811,285	$224,402	$134,630	$2,866,498

Purchase commitments include the acquisition of computer hardware and software for an additional hosting facility in Nashville, TN. We acquired assets of approximately $400,000 for the hosting facility from January 1, through February 29, 2004. The remaining purchase commitments include minimum purchases for copy center services. Other contractual obligations consist of fixed commitments resulting from agreements with various business partners.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the effective date of FIN 46, a company generally had included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period ending after March 15, 2004 for entities created before January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 must be classified by the issuer as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2003, we had no outstanding indebtedness other than approximately $40,000 of capital lease obligations. Accordingly, the Company is not exposed to significant interest rate market risk with respect to liabilities. The Company is exposed to market risk with respect to its cash and investment balances. At December 31, 2003, the Company had cash and cash equivalents, restricted cash, investments in marketable securities, and related interest receivable totaling approximately $18.0 million. Current investment rates of return approximate 1-2%. Assuming a 1.5% rate of return on $18.0 million, a hypothetical 10% decrease in interest rates would decrease interest income and increase the net loss on an annualized basis by approximately $27,000.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

HealthStream, Inc.

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of a new accounting standard.

/s/ Ernst & Young LLP

Nashville, Tennessee February 10, 2004, except for Note 16 as to which the date is March 24, 2004

HEALTHSTREAM, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$14,219,807	$4,069,631
Investments in short term marketable securities	2,957,703	12,087,008
Restricted cash	723,878	835,437
Interest receivable	119,263	306,507
Accounts receivable, net of allowance for doubtful accounts of $278,502 and $295,704 at December 31, 2003 and 2002, respectively	2,497,997	3,346,355
Accounts receivable - unbilled	592,538	248,439
Prepaid development fees, net of amortization	238,566	406,416
Other prepaid expenses and other current assets	805,970	587,746

Total current assets	22,155,722	21,887,539
Property and equipment:
Furniture and fixtures	920,724	930,657
Equipment	4,896,395	4,361,466
Leasehold improvements	1,239,353	1,232,083

	7,056,472	6,524,206
Less accumulated depreciation and amortization	(5,053,530)	(3,855,921)

	2,002,942	2,668,285
Goodwill	3,306,688	3,306,688
Intangible assets, net of accumulated amortization of $6,351,860 and $5,211,965 at December 31, 2003 and 2002, respectively	510,282	1,650,177
Investments in marketable securities	—	3,066,067
Notes receivable – related party	233,003	233,003
Other assets	190,006	101,457

Total assets	$28,398,643	$32,913,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$864,977	$718,803
Accrued liabilities	967,995	1,179,795
Accrued compensation and related expenses	172,950	763,521
Registration liabilities	735,265	900,654
Deferred revenue	3,059,248	3,346,224
Current portion of capital lease obligations	39,020	66,925

Total current liabilities	5,839,455	6,975,922
Capital lease obligations, less current portion	1,199	41,011
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 20,455,746 and 20,322,687 shares issued and outstanding at December 31, 2003 and 2002, respectively	91,416,853	91,223,052
Accumulated other comprehensive income	5,475	125,536
Accumulated deficit	(68,864,339)	(65,452,305)

Total shareholders’ equity	22,557,989	25,896,283

Total liabilities and shareholders’ equity	$28,398,643	$32,913,216

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2003	2002	2001
Revenues, net of warrant expense of $-0- in 2003 and 2002 and $1,489,933 in 2001	$18,195,071	$15,789,594	$13,503,307
Operating costs and expenses:
Cost of revenues	6,267,744	5,970,498	5,772,320
Product development	3,247,246	4,678,820	5,040,407
Sales and marketing	4,444,997	6,425,028	5,894,580
Depreciation	1,371,011	1,632,960	1,756,401
Amortization of goodwill	—	—	5,360,388
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	1,676,454	2,761,507	2,819,447
Other general and administrative expenses	4,986,317	6,409,576	7,124,247
Office consolidation charge	—	164,783	400,678
Impairment of long-lived assets	—	105,000	712,344

Total operating costs and expenses	21,993,769	28,148,172	34,880,812
Loss from operations	(3,798,698)	(12,358,578)	(21,377,505)
Other income (expense):
Interest and other income	415,416	776,723	2,019,720
Realized loss on investments	—	—	(99,920)
Interest expense	(22,466)	(29,926)	(49,566)
Other expense	(6,286)	(29,461)	(68,655)

	386,664	717,336	1,801,579
Net loss, before cumulative effect of a change in accounting principle	(3,412,034)	(11,641,242)	(19,575,926)
Cumulative effect of a change in accounting principle	—	(5,000,000)	—

Net loss	$(3,412,034)	$(16,641,242)	$(19,575,926)

Net loss per share:
Basic and diluted net loss before cumulative effect of a change in accounting principle	$(0.17)	$(0.57)	$(0.98)
Cumulative effect of a change in accounting principle	—	(0.25)	—

Basic and diluted net loss per share	$(0.17)	$(0.82)	$(0.98)

Weighted average shares of common stock outstanding:
Basic and diluted	20,383,134	20,261,062	19,920,521

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

				Accumulated
				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Income	Equity (Deficit)
Balance at December 31, 2000	21,242,312	$91,221,775	$(29,235,137)	$30,556	$62,017,194
Net loss	—	—	(19,575,926)	—	(19,575,926)
Unrealized gain on investments in marketable securities, net of reclassification adjustment and tax	—	—	—	48,684	48,684

Comprehensive loss					(19,527,242)
Exercise of stock options	8,700	10,557	—	—	10,557
Issuance of common stock in acquisitions	181,250	300,186	—	—	300,186
Issuance of common stock to Employee Stock Purchase Plan	53,606	56,956	—	—	56,956
Repurchase of shares in connection with WebMD renegotiation	(1,111,111)	(1,981,444)	—	—	(1,981,444)
Cancellation of restricted stock	(2,215)	—	—	—	—
Valuation of WebMD repurchase right	—	120,000	—	—	120,000
Issuance of stock options to advisory boards	—	57,319	—	—	57,319
Recognition of warrant expense	—	1,489,933	—	—	1,489,933

Balance at December 31, 2001	20,372,542	91,275,282	(48,811,063)	79,240	42,543,459
Net loss	—	—	(16,641,242)	—	(16,641,242)
Unrealized gain on investments in marketable securities, net of tax	—	—	—	46,296	46,296

Comprehensive loss					(16,594,946)
Issuance of common stock to Employee Stock Purchase Plan	35,770	38,005	—	—	38,005
Issuance of stock options to advisory boards	—	11,385	—	—	11,385
Modification of stock option grant	—	5,411	—	—	5,411
Retirement of common stock in connection with EMInet escrow resolution	(85,625)	(107,031)	—	—	(107,031)

Balance at December 31, 2002	20,322,687	91,223,052	(65,452,305)	125,536	25,896,283
Net loss	—	—	(3,412,034)	—	(3,412,034)
Unrealized loss on investments in marketable securities, net of tax	—	—	—	(120,061)	(120,061)

Comprehensive loss					(3,532,095)
Exercise of stock options	88,319	150,360	—	—	150,360
Issuance of common stock to Employee Stock Purchase Plan	44,740	38,029	—	—	38,029
Modification of stock option grant	—	5,412	—	—	5,412

Balance at December 31, 2003	20,455,746	$91,416,853	$(68,864,339)	$5,475	$22,557,989

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net loss	$(3,412,034)	$(16,641,242)	$(19,575,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,371,011	1,632,960	1,756,401
Amortization of goodwill	—	—	5,360,388
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	1,676,454	2,761,507	2,819,447
Provision for doubtful accounts	192,500	295,000	150,000
Gain on WebMD renegotiation	—	—	(1,500,000)
Office consolidation charge	—	164,783	400,678
Impairment of long-lived assets	—	105,000	712,344
Non cash warrant expense	—	—	1,489,933
Non cash compensation expense	5,412	16,796	57,319
Realized loss on disposal of property and equipment	14,814	18,637	68,655
Realized loss on investments	—	—	99,920
Cumulative effect of a change in accounting principle	—	5,000,000	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts and unbilled receivables	311,759	394,681	(562,758)
Restricted cash	111,559	(315,253)	274,158
Interest receivable	187,244	231,078	40,949
Prepaid development fees	(269,542)	(127,314)	(1,206,836)
Other prepaid expenses and other current assets	(246,890)	(66,179)	203,305
Other assets	107,261	419,791	382,010
Accounts payable	146,174	(170,451)	(261,742)
Accrued liabilities and compensation	(802,371)	117,717	(363,885)
Registration liabilities	(165,389)	266,866	(160,554)
Deferred revenue	(286,976)	72,399	114,582

Net cash used in operating activities	(1,059,014)	(5,823,224)	(9,701,612)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	(328,988)
Proceeds from maturities and sale of investments in marketable securities	11,809,000	15,568,334	10,143,229
Purchase of investments in marketable securities	—	(9,697,817)	(11,263,430)
Issuance of note receivable – related party	—	—	(215,000)
Repayments on note receivable	—	—	128,119
Purchase of property and equipment	(720,482)	(625,535)	(1,588,445)

Net cash provided by (used in) investing activities	11,088,518	5,244,982	(3,124,515)
FINANCING ACTIVITIES:
Repurchase of common stock from WebMD	—	—	(1,981,444)
Issuance of common stock to Employee Stock Purchase Plan	38,029	38,005	56,956
Proceeds from exercise of stock options	150,360	—	10,557
Payments on capital lease obligations	(67,717)	(137,566)	(343,080)

Net cash provided by (used in) financing activities	120,672	(99,561)	(2,257,011)

Net increase (decrease) in cash and cash equivalents	10,150,176	(677,803)	(15,083,138)
Cash and cash equivalents at beginning of period	4,069,631	4,747,434	19,830,572

Cash and cash equivalents at end of period	$14,219,807	$4,069,631	$4,747,434

Total cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest at end of period	$18,020,651	$20,364,650	$27,215,292

(continued)

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2003	2002	2001
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$22,466	$29,926	$51,833

Capital lease obligations incurred	$—	$—	$83,679

Issuance of common stock in connection with acquisition of companies	$—	$—	$300,186

Issuance of common stock to advisory boards	$—	$11,385	$57,319

Effects of acquisitions:
Estimated fair value of assets acquired	$—	$—	$5,000
Purchase price in excess of net assets acquired	—	—	1,036,491
Estimated fair value of liabilities assumed	—	—	(412,317)
Stock issued	—	—	(300,186)

Cash paid	—	—	328,988
Less cash acquired	—	—	—

Net cash paid for acquisitions	$—	$—	$328,988

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HealthStream, Inc. (“the Company”) was incorporated in 1990 as a Tennessee corporation and is based in Nashville, Tennessee. We provide Internet-based services and solutions to meet the ongoing training and continuing education needs of the healthcare community. These solutions provide, deliver and track computer based education for our customers in the United States and Canada through our application service provider (ASP) products and installed learning management products. We also provide the healthcare community with live event development services, content development services, and assistance in the development of other educational activities, provided in a live, written, or online format.

Business Segments

We operate our business in two segments: 1) services provided to healthcare organizations and professionals, and 2) services provided to pharmaceutical and medical device companies. Services to healthcare organizations and professionals include offerings of our Internet-based learning products, including authoring, maintenance and support of our installed learning management products, courseware subscriptions and competency tools. Our services to pharmaceutical and medical device companies include live and online educational training activities for healthcare professionals, content development services, as well as online training for medical industry representatives.

Recognition of Revenue

Revenues are derived from providing services through our Internet-based learning products, maintenance and support of our installed learning management products, courseware subscriptions, live event development, content development and other education and training services.

We recognize revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” SEC Staff Accounting Bulletin No. 101, “Revenue Recognition,” Emerging Issues Task Force (EITF) Issue No. 99-19 “Reporting Revenue Gross Versus Net,” EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” and other authoritative guidance. This guidance provides that revenue recognized from software and other arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements. While elements include software products and post contract customer support, fair value of each element is based on objective evidence specific to the vendor. If fair value cannot be determined for each element of the arrangement, all revenue from the arrangement is deferred until fair value can be determined or until all elements of the arrangement are delivered and customer acceptance has occurred. Sales of our Internet-based learning products include customer support, implementation services, and training; therefore all revenues are deferred until the Internet-based learning product is implemented, at which time revenues are recognized ratably over the subscription service period. In the event that circumstances occur which give rise to uncertainty regarding the collectibility of contracted amounts, revenue recognition is suspended until such uncertainty is resolved.

Revenues derived from the delivery of services through our Internet-based learning products and courseware subscriptions are recognized ratably over the term of the subscription service agreement. Software support and maintenance revenues associated with our installed learning management products are recognized ratably over the term of the related agreement, generally one year. Other training revenues are generally recognized upon the completion of training.

We recognize revenue from live event development services and content development services based on the percentage of completion method using labor hours or similar event milestones. All other revenues are recognized as the related services are performed or products are delivered.

From April 1, 2000 through September 2001, we had a prior service arrangement with HCA that included the grant of a warrant to purchase our common stock. Revenues were recognized as services were rendered, net of the amortization of the fair value of the related warrant.

Effective October 1, 2001, we entered into a new four-year agreement with HCA, replacing the prior agreement that had approximately two and one half years remaining in its term. Together with HCA, we mutually agreed to cancel the warrant held by CIS Holdings, Inc. an affiliate of HCA, to purchase our common stock. As a result, we no longer amortize the remaining cost of the warrant as a reduction of revenues. See Note 3 for additional information.

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

Restricted Cash

Cash received for registration fees is classified as restricted cash on the accompanying consolidated balance sheets. The use of this cash is restricted because it is held on behalf of the commercial supporter until services have been rendered, at which time the registration fees are used to pay certain expenses and fees for conducting those services. Excess registration funds are typically remitted to the commercial supporter or applied to other projects. Any deficiency in registration funds is billed to the commercial supporter.

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

Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense were as follows:

	Allowance
	Balance at	Charged to		Allowance
	Beginning of	Costs and		Balance at
	Period	Expenses	Write-Offs	End of Period
Year ended December 31,
2003	$295,704	$192,500	$209,702	$278,502
2002	$288,158	$295,000	$287,454	$295,704
2001	$197,825	$150,000	$59,667	$288,158

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair value of net tangible assets acquired. Through December 31, 2001, goodwill was amortized on a straight line basis over the expected periods to be benefited, generally three to five years. Effective January 1, 2002 we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (Statement 142). We measure for impairment at the reporting unit level using a discounted cash flow model to determine the fair value of the reporting units. We will perform our goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year.

Intangible assets are comprised of content, customer lists, non-competition agreements and favorable lease rights. These intangible assets are considered to have definite useful lives and are being amortized on a straight line basis over the expected periods to be benefited, generally three to five years for content, two to three years for customer lists, six months to two years for non-competition agreements, and over the lease term for favorable lease rights. Our weighted average amortization period is 3.5 years. Favorable lease rights represent the difference between contractual terms and market rates for obligations under lease contracts at the date of acquisition. Intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable.

Other Assets

Other assets are comprised of licensing fees, the long term portion of content development fees and other assets of a long term nature. Licensing and content development fees are amortized based on the lives of the related agreements or the accreditation lives of the related content, generally one to three years.

Long-Lived Assets

We account for assets of a long term nature (“long-lived assets”) in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (Statement 144), which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. We measure any impairment at the reporting unit level based on discounted future cash flows from the reporting unit including the long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation.

Through December 31, 2001, we accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed-of” (Statement 121). In accordance with Statement 121, we reviewed internal and external factors to determine whether events or changes in facts or circumstances were present and indicative of an impairment of long-lived assets. Under Statement 121, the review included estimates of future cash flows related to such long-lived assets.

Management periodically evaluated the carrying value of long-lived assets, including property and equipment, other assets and intangible assets and determined that there was no impairment as of December 31, 2003. We recorded impairment charges related to property and equipment and certain content assets totaling approximately $105,000 and $712,000 for the years ended December 31, 2002 and 2001, respectively. See Note 4 for additional information.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable-Unbilled and Deferred Revenue

Accounts receivable-unbilled represents revenue earned for contracts accounted for on the percentage of completion basis for which invoices have not been generated or billing milestones stated in the contract have not been reached. Deferred revenue represents amounts, which have been billed or collected, but not yet recognized in revenue.

Income Taxes

Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Advertising

We expense the costs of advertising as incurred in accordance with SOP 93-7, “Reporting on Advertising Costs.” Advertising expense for the years ended December 31, 2003, 2002, and 2001 was approximately $413,000, $483,000, and $548,000 respectively.

Product Development Costs

Product development costs includes internal and external costs to develop and convert content for our Internet-based learning and installed learning management products. We capitalize the cost of features and content developed by third parties where the life expectancy is greater than one year and the anticipated cash flows from such content is expected to exceed the cost of the content. During 2003 and 2002, we capitalized approximately $400,000 and $100,000, respectively, related to third party content and feature development. Such amounts are included in the accompanying consolidated balance sheets under the captions “prepaid development fees and other assets.” We amortize content and feature development over its expected life, which is generally one to three years. Product development and content development costs that have been capitalized are subject to a periodic impairment review in accordance with our policy. During 2002 and 2001, we recorded impairment charges of approximately $105,000 and $400,000, respectively, with respect to certain content development fees. See Note 4 for additional information.

We account for Web site development costs in accordance with EITF Issue No. 00-2 “Accounting for Web Site Development Costs,” which provides guidance on capitalization versus expensing of costs incurred to develop a Web site. We capitalize costs incurred between the point of establishing technological feasibility and general release when such costs are material. As of December 31, 2003 and 2002, we had no capitalized internal development costs for computer software developed for resale. We did not capitalize any internal Web site development costs during 2003 or 2002, since the costs related to planning or operation of such products and sites. The costs incurred with respect to our Internet-based learning products and Web sites were incurred prior to the application of EITF Issue No. 00-2.

Net Loss Per Share

We compute net loss per share following SFAS No. 128, “Earnings Per Share,” (Statement 128). Under the provisions of Statement 128, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net loss per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the years ended December 31, 2003, 2002, and 2001 because the effect on net loss per share would be anti-dilutive.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk and Significant Customers

We place our temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits.

We sell our learning management systems and other education services to various companies in the healthcare industry that are located in the United States and Canada. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from customers. During 2003, we derived approximately 15%, or $2.7 million, of net revenues from HCA. During 2002, we derived approximately 18%, or $2.9 million, of net revenues from HCA. During 2001, we derived approximately 11%, or $1.5 million, of net revenues from HCA, net of warrant expense of approximately $1.5 million (See Note 3). The total amounts receivable from HCA at December 31, 2003 and 2002 were approximately $330,000 and $240,000, respectively.

Stock Based Compensation

We grant stock options for a fixed number of shares to employees and other parties with an exercise price not less than the fair value of the shares at the grant date. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, because the exercise price of our employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recorded. To the extent that options are issued to members of our advisory boards or non-employees, the value of such options is measured in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (Statement 123). During the years ended December 31, 2003, 2002, and 2001, we recorded expense of approximately $5,000, $17,000, and $57,000, respectively, related to options granted to advisory board members and non-employees. We have disclosed the fair value recognition requirements of Statement 123 and the additional disclosure requirements as specified in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends Statement 123.

If the alternative method of accounting for stock incentive plans prescribed by Statement 123 had been followed, our net loss and net loss per share would have been:

	Year Ended December 31,
	2003	2002	2001
Net loss as reported	$(3,412,034)	$(16,641,242)	$(19,575,926)
Add: Stock-based employee compensation expense included in reported net loss, net of related taxes	5,412	16,796	57,319
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(699,385)	(842,511)	(1,140,396)

Pro forma net loss	$(4,106,007)	$(17,466,957)	$(20,659,003)

Basic and diluted net loss per share – as reported*	$(0.17)	$(0.82)	$(0.98)

Basic and diluted net loss per share – pro forma*	$(0.20)	$(0.86)	$(1.04)

* The net loss per share as reported and pro forma net loss per share for the year ended December 31, 2002 includes a $5.0 million or ($0.25) per share charge related to a cumulative effect of a change in accounting principle.

Fair Value of Financial Instruments

The following methods and assumptions were used in estimating fair value for financial instruments:

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

Newly Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the effective date of FIN 46, a company generally had included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period ending after March 15, 2004 for entities created before January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 must be classified by the issuer as liabilities (or assets in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position or results of operations.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS

de’MEDICI Systems. On January 26, 2001, we acquired substantially all of the assets of de’MEDICI Systems (de’MEDICI), a business unit of Lippincott Williams & Wilkins, Inc., for approximately $330,000 in cash and 181,250 shares of our common stock. de’MEDICI provided computer based education and training to over 230 hospitals and healthcare organizations. The acquisition was accounted for as a purchase. Intangible assets acquired consisted of goodwill, customer lists, and trade name of $600,000, $400,000, and $100,000, respectively. As discussed in Notes 1 and 6, amortization of goodwill was discontinued as of December 31, 2001. The definite lived intangibles, including customer lists and trade name are being amortized on a straight-line basis over three years. The pro forma impact of the de’MEDICI acquisition would not have been material to the operating results presented for 2001, therefore it is not presented.

3. SHAREHOLDERS’ EQUITY

Common Stock

We are authorized to issue up to 75 million shares of common stock.

Preferred Stock

We are authorized to issue up to 10 million shares of preferred stock in one or more series, having the relative voting powers, designations, preferences, rights and qualifications, limitations or restrictions, and other terms as the Board of Directors may fix in providing for the issuance of such series, without any vote or action of the shareholders. During 2000, all outstanding shares of preferred stock were converted into common stock in connection with our IPO. There have been no shares of preferred stock outstanding since our IPO.

Warrants

During February 2000, we entered into a four-year Online Education Services Provider Agreement with HCA that included providing a warrant to purchase 2,182,568 shares of our common stock at an exercise price of $7.18 per share to CIS Holdings, Inc., a subsidiary of HCA. The warrant was exercisable over a four year period. Under the terms of the agreement, HCA agreed to purchase a minimum of $12.0 million in services from us over the term of the contract. Until September 2001, we amortized the fair value of the warrant ($8.8 million) as a reduction of revenues proportionately over the term of the original agreement. The amortization fluctuated based on the revenues received from this agreement.

Effective October 1, 2001 we revised the above agreement with HCA. The new four-year agreement, which provides for a minimum of $12.0 million in services, replaces the prior agreement that had approximately two and one half years remaining. In addition, both parties agreed to cancel the warrant held by CIS Holdings, Inc. As a result of the cancellation of the warrant, we no longer amortize the remaining cost of the warrant as a reduction of revenues. During the year ended December 31, 2001 our revenues were reduced by the expense related to this warrant totaling approximately $1,490,000.

In connection with a distribution agreement during 1999, we provided a business partner with a warrant to purchase 245,032 shares of our common stock at $4.06 per share. The warrants expire in June 2009. The issuance of the warrants resulted in the recognition of approximately $748,000 of product development expense in 1999. No part of the 1999 warrant has been exercised as of December 31, 2003.

4. IMPAIRMENT OF LONG-LIVED ASSETS

During the years ended December 31, 2003, 2002 and 2001, we performed impairment assessments of our long-lived assets including identifiable intangibles with finite useful lives. We recorded impairment charges in our HCO business unit of approximately $105,000 and $712,000 during 2002 and 2001, respectively. These impairment charges were comprised of approximately $105,000 and $400,000 during 2002 and 2001, respectively, related to prepaid content development fees. These charges reflect the expectation that the carrying value of the related content exceeded the anticipated undiscounted cash flows to be generated from the sale of the content. The remainder of the charge recorded in 2001 of approximately $312,000 related to property and equipment that was no longer to be used in future operations. As a result, the carrying value of the property and equipment held for sale was written down to its fair value, less estimated costs to sell, and was included in other current assets in the accompanying consolidated balance sheets. Fair value was determined based on bids received from unrelated third parties. The assets held for sale were sold during January 2002 at carrying value. There was no impairment of long-lived assets during 2003.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS IN MARKETABLE SECURITIES

At December 31, 2003, investments in marketable securities, which were all classified as available-for-sale, included the following:

	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$1,755,635	$—	$4,308	$1,759,943
Foreign corporate debt securities	1,196,593	—	1,167	1,197,760

	$2,952,228	$—	$5,475	$2,957,703

At December 31, 2002, investments in marketable securities, which were all classified as available-for-sale, included the following:

	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$9,841,005	$—	$80,904	$9,921,909
Foreign corporate debt securities	4,265,322	(2,551)	33,439	4,296,210
Secured corporate debt securities	921,212	—	13,744	934,956

	$15,027,539	$(2,551)	$128,087	$15,153,075

All of the above debt securities at December 31, 2003 mature within one year.

6. GOODWILL

We account for goodwill under the provisions of Statement 142, which modifies the approach and timing for evaluating impairment of intangible assets, and also requires that goodwill be tested for impairment at least annually using a fair value method. Effective January 1, 2002, we recorded a transitional goodwill impairment loss of $5.0 million in the HCO reporting unit, in connection with our adoption of Statement 142. The charge was recorded as a cumulative effect of a change in accounting principle in our consolidated statement of operations.

We test goodwill for impairment using a discounted cash flow model. The technique used to determine the fair value of our reporting units is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges, which could adversely impact our operating results for the period in which such a determination is made. We perform our annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists. During our annual impairment evaluation in the fourth quarter of 2003 and 2002, the results of our goodwill impairment analysis indicated the fair value of our reporting units exceeded their carrying values. Therefore no impairment existed at December 31, 2003 and 2002.

A reconciliation of the net loss and net loss per share information for the years ended December 31, 2003, 2002 and 2001, adjusted for the provisions of Statement 142, net of the related income tax effect, follows:

		Years ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Reported net loss	$(3,412,034)	$(16,641,242)	$(19,575,926)
Adjusted for amortization of goodwill	—	—	5,360,388
Adjusted for cumulative effect of a change in accounting principle	—	5,000,000	—

Adjusted net loss	$(3,412,034)	$(11,641,242)	$(14,215,538)

Basic and diluted net loss per share:
Reported net loss per share – basic and diluted	$(0.17)	$(0.82)	$(0.98)
Adjusted for amortization of goodwill	—	—	0.26
Adjusted for cumulative effect of a change in accounting principle	—	0.25	—

Adjusted net loss per share – basic and diluted	$(0.17)	$(0.57)	$(0.72)

The pro forma presentation above includes the impact of the one time gain on renegotiation of the WebMD agreement during the year ended December 31, 2001.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL (continued)

The changes in the carrying amount of goodwill for the year ended December 31, 2003 and 2002 are as follows:

	HCO	PMD	Total
Balance at January 1, 2003	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	—	—	—

Balance at December 31, 2003	$1,982,961	$1,323,727	$3,306,688

	HCO	PMD	Total
Balance at January 1, 2002	$6,982,961	$1,323,727	$8,306,688
Transitional impairment loss	(5,000,000)	—	(5,000,000)

Balance at December 31, 2002	$1,982,961	$1,323,727	$3,306,688

7. INTANGIBLE ASSETS

All intangible assets have been evaluated in accordance with Statement 142 and are considered to have finite useful lives. The intangibles are being amortized over their original useful lives, ranging from one to five years. Amortization of intangible assets was approximately $1,140,000, $1,916,000, and $2,080,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Identifiable intangible assets are comprised of the following:

	As of December 31, 2003			As of December 31, 2002
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Content	$3,500,000	$(3,050,000)	$450,000	$3,500,000	$(2,277,778)	$1,222,222
Customer lists	2,940,000	(2,930,278)	9,722	2,940,000	(2,612,221)	327,779
Other	422,142	(371,582)	50,560	422,142	(321,966)	100,176

Total	$6,862,142	$(6,351,860)	$510,282	$6,862,142	$(5,211,965)	$1,650,177

Estimated amortization expense for the years ending December 31, is as follows:

2004	$344,070
2005	166,212

Total	$510,282

8. BUSINESS SEGMENTS

We have two reportable segments, services provided to healthcare organizations and professionals (HCO) and services provided to pharmaceutical and medical device companies (PMD). The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” We manage and operate our business segments based on the markets they serve and the products and services provided to those markets. Substantially all sales from both business units during 2003 were made to customers in the United States.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. BUSINESS SEGMENTS (continued)

The following is our business segment information as of and for the years ended December 31, 2003, 2002 and 2001. We measure segment performance based on operating loss before income taxes and prior to the allocation of corporate overhead expenses, interest expense, and substantially all depreciation.

	Year ended December 31, 2003
	HCO	PMD	Unallocated	Consolidated
Revenues, net	$12,016,441	$6,178,630	$—	$18,195,071
Cost of revenues	2,183,479	3,569,041	515,224	6,267,744
Product development	1,930,760	900,020	416,466	3,247,246
Sales and marketing	3,143,444	1,113,715	187,838	4,444,997
Depreciation and amortization	1,211,578	432,013	1,403,874	3,047,465
Other general and administrative	181,353	225,363	4,579,601	4,986,317

Segment income (loss) from operations	$3,365,827	$(61,522)	$(7,103,003)	$(3,798,698)

*Segment assets	$5,037,093	$4,617,845	$18,743,705	$28,398,643

Purchases of property and equipment	$221,837	$178,561	$320,084	$720,482

	Year ended December 31, 2002
	HCO	PMD	Unallocated	Consolidated
Revenues, net	$9,748,529	$6,041,065	$—	$15,789,594
Cost of revenues	1,919,361	3,688,475	362,662	5,970,498
Product development	3,241,346	656,195	781,279	4,678,820
Sales and marketing	4,859,477	1,493,295	72,256	6,425,028
Depreciation and amortization	2,280,597	480,913	1,632,957	4,394,467
Other general and administrative	1,126,053	945,750	4,337,773	6,409,576
Office consolidation charge	164,783	—	—	164,783
Impairment of long-lived assets	105,000	—	—	105,000

Segment loss from operations	$(3,948,088)	$(1,223,563)	$(7,186,927)	$(12,358,578)

*Segment assets	$6,128,785	$5,985,371	$20,799,060	$32,913,216

Purchases of property and equipment	$308,778	$177,395	$139,362	$625,535

	Year ended December 31, 2001
	HCO	PMD	Unallocated	Consolidated
Revenues, net of warrant expense	$7,957,717	$5,545,590	$—	$13,503,307
Cost of revenues	2,646,652	3,021,412	104,256	5,772,320
Product development	2,688,845	1,061,679	1,289,883	5,040,407
Sales and marketing	4,593,632	1,295,658	5,290	5,894,580
Depreciation and amortization	7,215,931	963,904	1,756,401	9,936,236
Other general and administrative	2,499,570	911,258	3,713,419	7,124,247
Office consolidation charge	400,678	—	—	400,678
Impairment of long-lived assets	400,000	—	312,344	712,344

Segment loss from operations	$(12,487,591)	$(1,708,321)	$(7,181,593)	$(21,377,505)

*Segment assets	$15,617,965	$5,578,658	$28,050,021	$49,246,644

Purchases of property and equipment	$808,082	$429,049	$351,314	$1,588,445

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, property and equipment, and intangible assets. Investments in marketable securities and cash and cash equivalents are not allocated to individual segments.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. BUSINESS SEGMENTS (continued)

Total loss from operations for the year ended December 31, 2001 includes goodwill amortization of $5,015,316 for our HCO business unit and $345,072 for our PMD business unit. The unallocated loss from operations for the year ended December 31, 2001 includes the gain of $1.5 million under the caption “Other general and administrative” associated with the renegotiation of our agreement with WebMD Corporation, formerly Healtheon/WebMD Corporation.

9. INCOME TAXES

Income tax benefit differs from the amounts computed by applying the federal statutory rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2003	2002	2001
Tax benefit at the statutory rate	$(1,200,912)	$(5,658,022)	$(6,655,815)
State income tax benefit, net of federal benefit	(114,173)	(412,340)	(592,104)
Nondeductible amortization	210,139	2,108,000	1,588,345
Other	69,413	67,602	(215,501)
Increase in valuation allowance	1,035,533	3,894,760	5,875,075

	$—	$—	$—

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$105,831	$112,428
Differences related to business combinations	1,477,881	1,533,925
Depreciation	80,042	63,028
Accrued liabilities	244,454	321,812
Difference related to warrants	1,227,388	1,227,388
Research and development credits	180,540	152,769
Other	8,711	6,434
Net operating loss carryforwards	15,994,986	14,866,516

Total deferred tax assets	19,319,833	18,284,300
Less: Valuation allowance	(19,319,833)	(18,284,300)

Net deferred tax asset	$—	$—

As of December 31, 2003 we had federal and state net operating loss carryforwards of $42,964,785 and $34,673,978. These losses will expire in years 2013 through 2023. A portion of these losses may be subject to limitation in future years.

We have established a valuation allowance for deferred tax assets at December 31, 2003 and 2002, due to the uncertainty of realizing these assets in the future. No federal or state income tax payments were made during the years ended December 31, 2003, 2002, and 2001.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK OPTION PLAN

Our 2000 Stock Incentive Plan (2000 Plan) and 1994 Employee Stock Option Plan (1994 Plan) (the 2000 Plan and the 1994 Plan are collectively referred to as “the Plan”) authorize the grant of options to employees, officers, directors, and others and such grants must be approved by the Compensation Committee of the Board of Directors. The terms of both plans are substantially similar. Options granted under the Plan have terms of no more than ten years with certain restrictions. The Plan allows the Board of Directors to determine the vesting period of each grant. The vesting period of the options granted ranges from immediate vesting to four years. In connection with the 2000 Plan, 5,000,000 shares have been reserved for issuance, bringing the total shares reserved for issuance through options to 9,000,000 shares. During 2002, the 1994 Plan was amended to exclude forfeited shares from shares available for future grants. This amendment reduced the number of shares available for future grants by 1,755,808 through December 31, 2003.

The weighted average fair value of options granted was estimated using the Black-Scholes method. The weighted average assumptions used for these estimates include:

	2003	2002	2001
Risk-free interest rate	2.50%	4.20%	6.00%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	5	5	5
Volatility	60%	60%	60%

The estimated weighted average fair values of options granted during 2003, 2002 and 2001 using the above pricing models were $0.93, $0.75, and $0.70 respectively.

A progression of activity and various other information relative to stock options is presented in the table below.

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
	Common	Average	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding – beginning of period	2,987,380	$3.69	2,816,717	$4.17	3,125,739	$4.73
Granted	605,000	1.40	570,000	1.36	410,750	1.22
Exercised	(88,319)	1.70	—	—	(8,700)	1.21
Expired	(140,683)	5.12	(50,049)	4.54	(112,175)	8.67
Forfeited	(522,498)	3.17	(349,288)	3.65	(598,897)	4.01

Outstanding – end of period	2,840,880	$3.28	2,987,380	$3.69	2,816,717	$4.17

Exercisable at end of period	1,872,299	$3.91	1,755,679	$4.09	1,306,994	$4.19

During 2002, and 2001, we issued 11,500 and 5,750 stock options, respectively, to our professional consulting boards at per share exercise prices of $1.80 in 2002 and $1.24 in 2001. In connection with these grants we recognized expense of approximately $11,000 in 2002 and $57,000 in 2001.

Shares of common stock available for future grants of options totaled 3,082,918 at December 31, 2003. Exercise prices per share and various other information for options outstanding at December 31, 2003 are segregated into ranges as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of	Number of	Exercise Price	Remaining	Number of	Exercise Price
Exercise Price	Shares	Per Share	Contractual Life	Shares	Per Share
$ 0.54 - $ 1.19	312,300	$1.09	5.7	229,800	$1.08
$ 1.20 - $ 2.38	1,469,072	1.76	6.1	688,057	2.01
$ 2.39 - $ 3.57	10,000	2.45	7.6	10,000	2.45
$ 3.58 - $ 4.76	480,825	3.99	3.7	470,825	4.06
$ 4.77 - $ 5.95	88,000	5.42	4.5	66,000	5.42
$ 5.96 - $ 7.13	224,775	6.49	4.0	191,013	6.49
$ 8.33 - $ 9.50	83,911	8.93	4.9	83,911	8.93
$ 9.51 - $10.70	81,400	10.00	4.2	61,048	10.00
$10.71 - $11.89	90,597	11.89	4.2	71,645	11.89

	2,840,880	$3.28	4.7	1,872,299	$3.91

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EMPLOYEE BENEFIT PLANS

401(k) Plan

We have a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Our employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, not to exceed 15% of compensation, subject to IRS limitations. We have not provided matching contributions through December 31, 2003.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (Purchase Plan) incorporates the provisions of Section 423 of the Internal Revenue Code. Under the Purchase Plan, 1,000,000 shares of common stock have been reserved for purchase by employees. The Purchase Plan provides for annual offer periods of twelve months to eligible employees. Under the Purchase Plan, eligible employees can purchase through payroll deductions, the lesser of up to 15% of their eligible base compensation or 2,500 shares of common stock, at a price equivalent to 85% of the lesser of the beginning or end of year price. During 2003 and 2002, 44,740 and 35,770 shares were purchased under the plan at an average price per share of $0.85 and $1.06, respectively.

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease office facilities in Nashville, TN, Dallas, TX, Denver, CO, and Raleigh, NC under agreements that expire before or during March 2010. The Dallas, TX facility is subleased to a third party through the expiration of the original lease, which ends January 2007. The Raleigh, NC facility is currently not being used in operations, and the lease expires in September 2004.

The Nashville, TN lease expires in April 2005 and provides for two five-year renewal options. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. We account for these leases by recognizing rent expense on the straight-line basis and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The Company also leases certain office equipment under both operating and capital leases. Total rent expense under all operating leases was approximately $475,000, $560,000, and $605,000, for the years ended December 31, 2003, 2002, and 2001, respectively. We also lease certain computer and office equipment and office furnishings from various third parties accounted for as capital leases.

Future rental payment commitments at December 31, 2003 under capital and non-cancelable operating leases, with initial terms of one year or more, are as follows:

	Capital Leases	Operating Leases
2004	$40,977	$753,329
2005	1,212	328,563
2006	—	211,510
2007	—	116,698
2008 and thereafter	—	242,334

Total minimum lease payments	$42,189	$1,652,434

Less amounts representing interest	(1,970)

Present value of minimum lease payments (including $39,020 classified as current)	$40,219

Sublease rental income related to the Dallas, TX facility was approximately $72,000 in 2003 and $60,000 in 2002. Future operating lease commitments have been reduced by sublease income of approximately $65,800 in 2004, $65,300 in 2005, $65,300 in 2006, and $5,400 in 2007.

The carrying value of assets under capital leases, which are included with owned assets in the accompanying consolidated balance sheets was $35,289 and $107,526 at December 31, 2003 and 2002, respectively. Amortization of the assets under the capital leases is included in depreciation expense on the accompanying consolidated statements of operations.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (continued)

Purchase Commitments

At December 31, 2003 we have purchase commitments for the acquisition of computer hardware and software for an additional hosting facility in Nashville, TN, see Note 16.

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect our financial position, operations or liquidity.

13. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2003	2002	2001
Numerator:
Net loss	$(3,412,034)	$(16,641,242)	$(19,575,926)

Denominator:
Weighted-average shares outstanding	20,383,134	20,261,062	19,920,521

Net loss per share, basic and diluted	$(0.17)	$(0.82)	$(0.98)

For the years ended December 31, 2003, 2002, and 2001, the calculation of weighted average and equivalent shares excluded options, warrants, and restricted stock because such items were anti-dilutive. The equivalent common shares related to such options, warrants, and restricted stock were 3,092,978 in 2003, 3,246,544 in 2002, and 3,238,311 in 2001.

14. OFFICE CONSOLIDATION CHARGE

During 2002 and 2001, we recorded office consolidation charges for our HCO business unit of approximately $165,000 and $401,000, respectively, as a result of closure of our Raleigh, Dallas, and Boston offices. The charges in 2002 consisted of lease obligations of approximately $165,000. The charges in 2001 consisted of lease obligations of approximately $245,000 and impairment of certain fixed assets of approximately $156,000. We recorded a liability for such charges and the expenses are included under the caption “office consolidation charge” on the accompanying consolidated statements of operations. As of December 31, 2003 we have paid approximately $250,000 in lease obligations and charged approximately $156,000 to the recorded liability for the impairment of fixed assets. At December 31, 2003, the remaining balance of accrued liabilities associated with these charges was approximately $160,000.

15. STRATEGIC ALLIANCES

We periodically enter into strategic alliances with content and distribution partners, development partners, and other business partners. Typically, these arrangements provide for payments to these partners based on either a percentage of revenues, hours of courseware developed, or based on a fixed payment schedule.

In October 2002, we entered into an agreement with another business partner to provide us with telemarketing services. During January 2004, this agreement was extended through June 30, 2005. In exchange for these services, we will provide a minimum quarterly payment of $30,312 per quarter, from January 1, 2004 through December 31, 2004.

16. SUBSEQUENT EVENTS

In March 2004, we extended our agreement with AORN, Inc., which allows us to provide continuing education activities on the exhibit floor at the annual AORN Congress. The term of the agreement was extended through December 31, 2007, and provides for us to pay royalties to AORN, Inc. based on sales of continuing education activities we develop for the AORN Congress, as well as other AORN meetings.

Subsequent to December 31, 2003 through February 29, 2004 we acquired approximately $400,000 in assets related to hardware and software for an additional hosting facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

HealthStream’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of HealthStream’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2003. Based on that evaluation, the chief executive officer and chief financial officer have concluded that HealthStream’s disclosure controls and procedures ensure that material information relating to HealthStream required to be disclosed in the reports HealthStream files or submits under the Exchange Act is effectively and timely accumulated and communicated to them as appropriate to allow them to make timely decisions regarding required disclosure. There have been no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information as to directors of the Company is incorporated by reference from the information contained in our proxy statement for the 2004 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation

Incorporated by reference from the information contained in our proxy statement for the 2004 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information contained in our proxy statement for the 2004 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the information contained in our proxy statement for the 2004 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information contained in our proxy statement for the 2004 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

(a)(3) Exhibits

Number	Description
*2.1	Asset Purchase Agreement, dated July 23, 1999, among SilverPlatter Education, Inc., SilverPlatter Information, Inc. and HealthStream, Inc.

*2.2	Agreement and Plan of Merger, dated January 5, 2000, among HealthStream, Inc., HealthStream Acquisition I, Inc., Quick Study, Inc. and each shareholder of Quick Study, Inc.

*2.3	Asset Purchase Agreement, dated December 16, 1999, among KnowledgeReview, LLC, Louis Bucelli and Maksim Repik, and HealthStream, Inc.

*2.4	Agreement and Plan of Merger, dated January 25, 2000 among HealthStream, Inc., HealthStream Acquisition II, Inc., Multimedia Marketing, Inc., and the stockholders of Multimedia Marketing, Inc.

*2.5	Asset Purchase Agreement, dated January 27, 2000, between Emergency Medicine Internetwork, Inc. and HealthStream, Inc.

*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.

*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Article 7 of the Fourth Amended and Restated Charter — included in Exhibit 3.1

4.3	Article II of the Amended and Restated Bylaws — included in Exhibit 3.2

*4.4	Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical Systems.

*4.6	Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation

*10.1^	1994 Employee Stock Option Plan, effective as of April 15, 1994

*10.2^	2000 Stock Incentive Plan, effective as of April 10, 2000

*10.3^	Form of Indemnification Agreement

*10.4^	Executive Employment Agreement, dated April 21, 1999, between HealthStream, Inc. and Robert A. Frist, Jr.

*10.5	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

*+10.6	Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems

*+10.7	Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Services, Inc.

*^10.8	Form of Employee Stock Purchase Plan

*21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Auditors

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment was received, with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

The Company furnished a report on Form 8-K on October 28, 2003 under Item 12 related to the results for third quarter ended September 30, 2003.

Notwithstanding the foregoing, information furnished under Item 9 and Item 12 of the Company’s Current Reports on Form 8-K, including the related exhibits, shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March 2004.

HEALTHSTREAM, INC.

By:	/s/ Robert A. Frist, Jr.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date
/s/ Robert A. Frist, Jr.	President, Chief Executive Officer and	March 25, 2004
Chairman (Principal Executive Officer)
Robert A. Frist, Jr.

/s/ Arthur E. Newman	Senior Vice-President and Chief Financial	March 25, 2004
Officer (Principal Financial Officer)
Arthur E. Newman

/s/ Susan A. Brownie	Vice President of Finance and Corporate	March 25, 2004
Controller (Principal Accounting Officer)
Susan A. Brownie

/s/ Jeffrey L. McLaren	Vice Chairman	March 25, 2004

Jeffrey L. McLaren

/s/ John Dayani	Director	March 25, 2004

John Dayani

/s/ James Daniell	Director	March 25, 2004

James Daniell

/s/ William Stead	Director	March 25, 2004

William Stead

/s/ M. Fazle Husain	Director	March 25, 2004

M. Fazle Husain

/s/ Thompson Dent	Director	March 25, 2004

Thompson Dent

/s/ Linda Rebrovick	Director	March 25, 2004

Linda Rebrovick

/s/ Frank Gordon	Director	March 25, 2004

Frank Gordon

/s/ Ron Hinds	Director	March 25, 2004

Ron Hinds

INDEX TO EXHIBITS

Exhibit
Number	Description
*2.1	Asset Purchase Agreement, dated July 23, 1999, among SilverPlatter Education, Inc., SilverPlatter Information, Inc. and HealthStream, Inc.

*2.2	Agreement and Plan of Merger, dated January 5, 2000, among HealthStream, Inc., HealthStream Acquisition I, Inc., Quick Study, Inc. and each shareholder of Quick Study, Inc.

*2.3	Asset Purchase Agreement, dated December 16, 1999, among KnowledgeReview, LLC, Louis Bucelli and Maksim Repik, and HealthStream, Inc.

*2.4	Agreement and Plan of Merger, dated January 25, 2000 among HealthStream, Inc., HealthStream Acquisition II, Inc., Multimedia Marketing, Inc., and the stockholders of Multimedia Marketing, Inc.

*2.5	Asset Purchase Agreement, dated January 27, 2000, between Emergency Medicine Internetwork, Inc. and HealthStream, Inc.

*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.

*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Article 7 of the Fourth Amended and Restated Charter — included in Exhibit 3.1

4.3	Article II of the Amended and Restated Bylaws — included in Exhibit 3.2

*4.4	Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical Systems.

*4.6	Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation

*10.1^	1994 Employee Stock Option Plan, effective as of April 15, 1994

*10.2^	2000 Stock Incentive Plan, effective as of April 10, 2000

*10.3^	Form of Indemnification Agreement

*10.4^	Executive Employment Agreement, dated April 21, 1999, between HealthStream, Inc. and Robert A. Frist, Jr.

*10.5	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

*+10.6	Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems

*+10.7	Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Systems, Inc.

*^10.8	Form of Employee Stock Purchase Plan

*21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Auditors

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment was received with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement