Form 10-Q
period 2004-03-31
HEALTHSTREAM INC
filed 2004-05-12
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the quarterly period ended March 31, 2004

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

As of May 11, 2004, 20,560,012 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$13,809,441	$14,219,807
Investments in short term marketable securities	2,512,765	2,957,703
Restricted cash	308,432	723,878
Interest receivable	213,471	119,263
Accounts receivable, net of allowance for doubtful accounts of $256,645 at March 31, 2004 and $278,502 at December 31, 2003, respectively	3,016,851	2,497,997
Accounts receivable - unbilled	587,677	592,538
Prepaid development fees, net of amortization	379,302	238,566
Other prepaid expenses and other current assets	765,406	805,970

Total current assets	21,593,345	22,155,722
Property and equipment:
Furniture and fixtures	921,115	920,724
Equipment	5,420,360	4,896,395
Leasehold improvements	1,240,201	1,239,353

	7,581,676	7,056,472
Less accumulated depreciation and amortization	(5,260,662)	(5,053,530)

	2,321,014	2,002,942
Goodwill	3,306,688	3,306,688
Intangible assets, net of accumulated amortization of $6,466,206 at March 31, 2004 and $6,351,860 at December 31, 2003, respectively	415,936	510,282
Notes receivable - related party	233,003	233,003
Other assets	157,632	190,006

Total assets	$28,027,618	$28,398,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$829,404	$864,977
Accrued liabilities	1,119,542	967,995
Accrued compensation and related expenses	165,215	172,950
Registration liabilities	305,422	735,265
Deferred revenue	3,450,286	3,059,248
Current portion of capital lease obligations	22,258	39,020

Total current liabilities	5,892,127	5,839,455
Capital lease obligations, less current portion	—	1,199
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 20,455,996 and 20,455,746 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	91,417,163	91,416,853
Accumulated other comprehensive income	1,635	5,475
Accumulated deficit	(69,283,307)	(68,864,339)

Total shareholders’ equity	22,135,491	22,557,989

Total liabilities and shareholders’ equity	$28,027,618	$28,398,643

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Revenues, net	$4,907,772	$4,416,709
Operating costs and expenses:
Cost of revenues	1,890,073	1,495,488
Product development	647,002	955,460
Sales and marketing	1,156,953	1,128,855
Depreciation	313,807	376,576
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	173,813	519,871
Other general and administrative expenses	1,194,639	1,422,731

Total operating costs and expenses	5,376,287	5,898,981
Loss from operations	(468,515)	(1,482,272)
Other income (expense):
Interest and other income	55,224	129,309
Interest and other expense	(5,677)	(6,477)

	49,547	122,832

Net loss	$(418,968)	$(1,359,440)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.07)

Weighted average shares of common stock outstanding:
Basic and diluted	20,446,544	20,306,364

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004

	Common Stock		Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2003	20,455,746	$91,416,853	$(68,864,339)	$5,475	$22,557,989
Net loss	—	—	(418,968)	—	(418,968)
Unrealized loss on investments, net of tax	—	—	—	(3,840)	(3,840)

Comprehensive loss	—	—	—	—	(422,808)
Exercise of stock options	250	310	—	—	310

Balance at March 31, 2004	20,455,996	$91,417,163	$(69,283,307)	$1,635	$22,135,491

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(418,968)	$(1,359,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	313,807	376,576
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	173,813	519,871
Provision for doubtful accounts	15,000	40,000
Realized loss on disposal of property & equipment	3,703	2,202
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(528,993)	(403,430)
Restricted cash	415,446	360,331
Interest receivable	(94,208)	94,066
Prepaid development fees	(184,266)	(34,629)
Other prepaid expenses and other current assets	22,252	(207,660)
Other assets	46,660	116,467
Accounts payable	(35,573)	649,164
Accrued liabilities and compensation	143,812	(766,273)
Registration liabilities	(429,843)	(348,729)
Deferred revenue	391,038	288,868

Net cash used in operating activities	(166,320)	(672,616)
INVESTING ACTIVITIES:
Proceeds from maturities and sales of investments in marketable securities	2,945,000	3,450,000
Purchase of investments in marketable securities	(2,535,811)	—
Purchase of property and equipment	(635,584)	(277,536)

Net cash (used in) provided by investing activities	(226,395)	3,172,464
FINANCING ACTIVITIES:
Exercise of stock options	310	—
Payments on capital lease obligations	(17,961)	(28,196)

Net cash used in financing activities	(17,651)	(28,196)
Net (decrease) increase in cash and cash equivalents	(410,366)	2,471,652
Cash and cash equivalents at beginning of period	14,219,807	4,069,631

Cash and cash equivalents at end of period	$13,809,441	$6,541,283

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,484	$4,430

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission).

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the effective date of FIN 46, a company generally had included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period ending after March 15, 2004 for entities created before January 31, 2003. The adoption of FIN 46 did not have any impact on our consolidated financial position or results of operations.

3. STOCK-BASED COMPENSATION

We account for our stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. APB 25 does not utilize the fair value method, as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). However, we have disclosed the fair value recognition requirements of SFAS No. 123 and the additional disclosure requirements as specified in SFAS No.148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123.

If the alternative method of accounting for stock incentive plans prescribed by SFAS No. 123 had been followed, our net loss and net loss per share would have been as follows:

	Three Months Ended
	March 31, 2004	March 31, 2003
Net loss as reported	$(418,968)	$(1,359,440)
Add: Stock-based employee compensation expense included in reported net loss, net of related taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(115,950)	(144,604)

Pro forma net loss	$(534,918)	$(1,504,044)

Basic and diluted net loss per share – as reported	$(0.02)	$(0.07)

Basic and diluted net loss per share – pro forma	$(0.03)	$(0.07)

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, and escrowed or restricted shares, are included in diluted net loss per share only to the extent these shares are dilutive. The total number of common equivalent shares excluded from the calculations of diluted net loss per share, due to their anti-dilutive effect, was approximately 3,400,000 and 3,100,000 at March 31, 2004 and 2003, respectively.

5. BUSINESS SEGMENTS

We have two reportable segments, services provided to healthcare organizations and professionals (HCO) and services provided to pharmaceutical and medical device companies (PMD). The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2003. We manage and operate our business segments based on the markets they serve and the products and services provided to those markets.

The following is our business segment information as of and for the three months ended March 31, 2004 and 2003. We measure segment performance based on the operating loss before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and depreciation.

	Three months ended
	March 31, 2004	March 31, 2003
Revenues
HCO	$3,216,744	$2,879,231
PMD	1,691,028	1,537,478

Total net revenue	$4,907,772	$4,416,709

Income (Loss) from operations
HCO	$1,102,977	$545,652
PMD	110,099	(66,014)
Unallocated	(1,681,591)	(1,961,910)

Total loss from operations	$(468,515)	$(1,482,272)

Segment Assets
HCO *	$5,158,845	$5,902,044
PMD *	4,596,121	5,227,555
Unallocated	18,272,652	20,207,453

Total assets	$28,027,618	$31,337,052

* Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, property and equipment, and intangible assets. Cash and cash equivalents, investments in marketable securities and related interest receivable are not allocated to individual segments.

6. GOODWILL

We account for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” We test goodwill for impairment using a discounted cash flow model. The technique used to determine the fair value of our reporting units is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. If these estimates or their related assumptions change in the future, we may be required to record impairment charges, which could adversely impact our operating results for the period in which such a determination is made. We perform our annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL (continued)

There have been no changes in the carrying amount of goodwill since December 31, 2003. The changes in the carrying amount of goodwill for the three months ended March 31, 2004 and 2003 are as follows:

	HCO	PMD	Total
Balance at January 1, 2004	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	—	—	—

Balance at March 31, 2004	$1,982,961	$1,323,727	$3,306,688

	HCO	PMD	Total
Balance at January 1, 2003	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	—	—	—

Balance at March 31, 2003	$1,982,961	$1,323,727	$3,306,688

7. INTANGIBLE ASSETS

All identifiable intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. These intangible assets are being amortized over their estimated useful lives, ranging from one to five years. Amortization of intangible assets was $94,346 and $387,405 for the three months ended March 31, 2004 and 2003, respectively.

Identifiable intangible assets are comprised of the following:

	As of March 31, 2004			As of December 31, 2003
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Content	$3,500,000	$(3,125,000)	$375,000	$3,500,000	$(3,050,000)	$450,000
Customer lists	2,940,000	(2,940,000)	—	2,940,000	(2,930,278)	9,722
Other	422,142	(381,206)	40,936	422,142	(371,582)	50,560

Total	$6,862,142	$(6,446,206)	$415,936	$6,862,142	$(6,351,860)	$510,282

Estimated amortization expense for the periods and years ending December 31, is as follows:

April 1, 2004 through December 31, 2004	$249,724
2005	166,212

Total	$415,936

8. CONTINGENCIES

We are subject to various legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect our financial position or results of operations.

9. SUBSEQUENT EVENTS

On April 28, 2004, our Vice Chairman, Jeffrey C. McLaren repaid the outstanding balance of the note receivable – related party and all accrued interest. In connection with this repayment, the Company and Mr. McLaren terminated the related stock pledge agreement.

On May 6, 2004, we signed two contracts with Tenet Healthcare Corporation (Tenet), where, under the first contract, Tenet will license our HealthStream Learning Center™ (HLC). The first contract extends through December 2005 and thereafter through a series of four annual renewable periods. In the second contract, we will provide courseware maintenance services for Tenet’s courseware library through May 2007 and thereafter through four annual, renewable periods. Annualized revenues under the agreements will vary based on Tenet’s employee census and the additional services that they may select.

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

The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:

•	our relatively short operating history;

•	variability and length of our sales cycle;

•	our ability to effectively implement our growth strategy, as well as manage growth of our operations and infrastructure;

•	the market for online training and continuing education is relatively new and still evolving;

•	our ability to adequately address our customers’ needs in products and services;

•	the pressure on healthcare organizations and pharmaceutical/medical device companies could result in financial pressures on customers to cut back on our services;

•	our ability to maintain and continue our competitive position against current and potential competitors;

•	our ability to develop enhancements to our existing products and services, achieve widespread acceptance of new features, or keep pace with technological developments;

•	our ability to obtain proper distribution rights from content partners to support growth in courseware subscriptions;

•	our ability to achieve acceptable profitability results;

•	fluctuations in quarterly operating results caused by a variety of factors including the timing of sales, subscription revenue recognition and customer subscription renewals;

•	loss of a significant customer;

•	our ability to adequately develop and maintain our network infrastructure and computer systems and software;

•	the effect of governmental regulation on us, our business partners and our customers, including, without limitation, changes in federal, state and international laws or other regulations regarding education, training and Internet transactions; and

•	other risk factors detailed in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Overview and Critical Accounting Policies and Estimates

HealthStream was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. The Company focuses on being a facilitator of training tools for entities in the healthcare industry. Revenues from the healthcare organizations business unit (HCO) are derived from the following categories: provision of services through our Internet-based learning products, courseware subscriptions, workforce development tools and services, maintenance and support of installed learning management products and a variety of online products. Revenues from the pharmaceutical and medical device company business unit (PMD) are derived from live event development, content development, Web cast events, and other educational and training services.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, which contains additional information regarding our accounting policies and other disclosures required by GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, amortization of content or license fees, prepaid compensation, and royalties paid to content providers that are of a fixed nature.

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

Other Income/Expense. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to capital leases and other obligations.

Recent Developments

On May 6, 2004, we signed two contracts with Tenet Healthcare Corporation (Tenet), where, under the first contract. Tenet will license our HealthStream Learning CenterTM (HLC). The first contract extends through December 2005 and thereafter through a series of four annual renewable periods. In the second contract, we will provide courseware maintenance services for Tenet’s courseware library through May 2007 and thereafter through four annual, renewable periods. We estimate the annualized revenues under both agreements will range between $1.25 - $1.50 million, based on Tenet’s employee census and the additional services that they may select. Approximately two-thirds of the revenues are related to HLC services, with the remainder derived from coursware maintenance services.

Results of Operations

During the three months ended March 31, 2004, we achieved record quarterly revenues of $4.9 million, which were up 11% over the prior year quarter. The growth in revenues was led by our flagship product, the HealthStream Learning Center, where we added over 60,000 fully implemented subscribers during the first quarter, bringing our fully implemented subscriber base to over 830,000 at March 31, 2004. In addition, content development revenues posted a significant increase. Gross margins for the first quarter 2004 declined as compared to the first quarter 2003 as a result of changes in product mix, primarily increases in content development, which have lower gross margins than our Internet-based products. Net loss also improved over the prior year quarter primarily related to increased revenues, reductions in product development and administrative personnel and reductions in depreciation and amortization.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues. Revenues increased approximately $0.5 million, or 11.1%, from $4.4 million for the three months ended March 31, 2003 to $4.9 million for the three months ended March 31, 2004. Revenues for 2004 consisted of $3.2 million for HCO and $1.7 million for PMD. In 2003, revenues consisted of $2.9 million for HCO and $1.5 million for PMD. The increase in HCO revenues related primarily to growth in our Internet-based HealthStream Learning Center™ subscriber base of $0.4 million. Our subscriber base increased approximately 28%, from approximately 650,000 fully implemented subscribers at March 31, 2003 to approximately 831,000 fully implemented subscribers at March 31, 2004. This HCO revenue increase was partially offset by an anticipated decline in revenues from maintenance and support fees associated with our installed learning management products of approximately $0.1 million. Revenues from our Internet-based subscription products represented approximately 60% of total net revenues for the three months ended March 31, 2004 compared to 55% of total net revenues for the three months ended March 31, 2003. PMD revenues increased approximately $0.2 million, consisting of a $0.3 million increase in content development, which was partially offset by declines in live events and other online content.

We expect revenues from our installed learning management products, which are reaching the end of their life cycles, to decline for the remainder of 2004 as the customers using these products either transition to our Internet-based learning platform, or choose an alternative training solution. We also anticipate declines in live event revenues from historical levels for the remainder of 2004 due to several PMD customers adopting cautious positions with respect to the Office of Inspector General (OIG) guidelines and AdvaMed’s “Code of Ethics for Interactions with Healthcare Professionals” approved in September 2003 and effective January 1, 2004. Collectively, these guidelines placed additional regulations on the commercial support of educational activities.

Cost of Revenues. Cost of revenues increased approximately $0.4 million, or 26.4%, to $1.9 million for the three months ended March 31, 2004 from $1.5 million for the three months ended March 31, 2003. Cost of revenues as a percentage of revenues increased to 38.5% of revenues for the three months ended March 31, 2004 from 33.9% of revenues for the three months ended March 31, 2003. The increase in cost of revenues primarily related to personnel increases associated with our new Competency Compass and HospitalDirect products. We also experienced increased contract labor costs resulting from the increases in content development revenues discussed above.

Cost of revenues for HCO increased approximately $0.2 million and approximated 20.3% and 17.2% of revenues for the three months ended March 31, 2004 and 2003, respectively. Cost of revenues as a percentage of revenues increased due to the increases in personnel expense for Competency Compass discussed above, as well as increased royalties paid by us and increased costs associated with an additional hosting facility. During the three months ended March 31, 2004 we added a second hosting facility in Nashville, TN. Cost of revenues for PMD increased approximately $0.2 million and approximated 64.5% and 56.8% of revenues for the three months ended March 31, 2004 and 2003, respectively. Cost of revenues as a percentage of revenues for PMD increased as a result of personnel increases associated with HospitalDirect and higher contract labor costs associated with content development. We expect quarter-to-quarter fluctuations in cost of revenues for PMD due to the seasonality in live event and association activities and the variability related to our content development services.

Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) declined from approximately 66.1% for the three months ended March 31, 2003 to 61.5% for the three months ended March 31, 2004. The decrease is a result of the change in revenue mix and related cost of revenues discussed above. Gross margins for HCO were 79.7% and 82.8% for the three months ended March 31, 2004 and 2003, respectively. Gross margins for PMD were 35.5% and 43.2% for the three months ended March 31, 2004 and 2003, respectively.

Product development. Product development expenses decreased approximately $0.3 million, or 32.3%, from approximately $1.0 million for the three months ended March 31, 2003 to approximately $0.7 million for the three months ended March 31, 2004. Product development expenses as a percentage of revenues decreased from 21.6% for the three months ended March 31, 2003 to 13.2% of revenues for the three months ended March 31, 2004. The decrease as a percentage of revenues primarily relates to the redesignation of personnel associated with Competency Compass and HospitalDirect to cost of revenues, as well as the increase in revenues discussed above.

Product development expenses for HCO decreased slightly compared to 2003 and approximated 16.5% and 20.0% of revenues for the three months ended March 31, 2004 and 2003, respectively. The percentage decrease is attributable to increases in HCO revenues, partially offset by changes in personnel associated with Competency Compass to cost of revenues. Product development expenses for PMD decreased approximately $0.2 million and approximated 4.9% and 18.3% of revenues for the three months ended March 31, 2004 and 2003, respectively. The decrease is primarily associated with the redesignation of personnel associated with HospitalDirect to cost of revenues, and reductions in the development of other content products. The unallocated corporate portion of our product development expenses decreased approximately $0.1 million, or 66.2%, as a result of a shift to projects that benefit the platform for both the HCO and PMD business unit products.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, were comparable between periods, and approximated 23.6% and 25.6% of revenues for the three months ended March 31, 2004 and 2003, respectively.

Sales and marketing expense for HCO were comparable between periods and approximated 25.5% and 28.9% of revenues for the three months ended March 31, 2004 and 2003, respectively. The percentage decreased due to the increases in HCO revenues. HCO marketing and advertising expenses, excluding personnel, decreased slightly as compared to the same period of 2003 due to reduced spending on marketing campaigns, which were offset by increases related to our e-learning Summit, held March 31 thru April 2, 2004. Sales and marketing expense for PMD were comparable between periods, and approximated 16.5% and 17.4% of revenues for the three months ended March 31, 2004 and 2003, respectively. The decrease primarily resulted from increased PMD revenues. PMD experienced higher commission expense during 2004, which was partially offset by reductions in personnel and related travel expenses.

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.4 million, or 45.6%, from $0.9 million for the three months ended March 31, 2003 to $0.5 million for the three months ended March 31, 2004. Amortization declined $0.3 million as a result of certain intangible assets and prepaid content becoming fully amortized. Depreciation expense decreased $0.1 million due to certain assets becoming fully depreciated.

Other General and Administrative. Other general and administrative expenses decreased approximately $0.2 million, or 16.0%, from $1.4 million for the three months ended March 31, 2003 to $1.2 million for the three months ended March 31, 2004. Other general and administrative expenses as a percentage of revenues decreased from 32.2% for the three months ended March 31, 2003 to 24.3% for the three months ended March 31, 2004. The percentage decrease is a result of the revenue increases discussed above and reductions in administrative personnel.

Other general and administrative expenses for both HCO and PMD were comparable between periods. Other general and administrative expenses for the unallocated corporate functions decreased approximately $0.2 million, and approximated $1.1 million and $1.3 million for the three months ended March 31, 2004 and 2003, respectively. This decrease is primarily related to reductions in personnel.

Other Income/Expense. Other income/expense decreased approximately $70,000, or 59.7%, from approximately $120,000 for the three months ended March 31, 2003 to $50,000 for the three months ended March 31, 2004. The decrease resulted from lower interest income from investments in marketable securities due to lower invested balances.

Net Loss. Net loss decreased approximately $1.0 million, or 69.2%, from $1.4 million for the three months ended March 31, 2003 to $0.4 million for the three months ended March 31, 2004 due to the factors mentioned above.

Liquidity and Capital Resources

Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.

Net cash used in operating activities was approximately $0.2 million during the three months ended March 31, 2004 compared to $0.7 million during the three months ended March 31, 2003. The improvement over the prior year quarter was primarily related to the decline in net loss of $1.0 million. Accounts receivable collection days also improved over the prior year quarter, approximating 55 days for the three months ended March 31, 2004 compared to 74 days for the three months ended March 31, 2003. The Company calculates days sales outstanding by dividing the accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the period. The primary use of cash in operating activities during the three months ended March 31, 2004 related to funding operations and purchases of content. During the three months ended March 31, 2003, the primary use of cash related to funding operations and the payment of bonuses to employees.

Net cash used in investing activities was approximately $0.2 million during the three months ended March 31, 2004 compared to approximately $3.2 million provided by investing activities for the three months ended March 31, 2003. The primary use of cash during the three months ended March 31, 2004 resulted from the acquisitions of property and equipment of approximately $635,000 offset by $400,000 in net proceeds from the sale and maturity net of purchases of investments in marketable securities. Property and equipment acquisitions primarily related to hardware and software for our second hosting facility in Nashville, TN. During the three months ended March 31, 2003, we received proceeds of $3.5 million from the maturity of investments in marketable securities, offset by $0.3 million in property and equipment acquisitions.

Cash used in financing activities was approximately $20,000 for the three months ended March 31, 2004 and $30,000 for the three months ended March 31, 2003. The use of cash during the three months ended March 31, 2004 and 2003 was primarily related to payments under capital lease obligations.

As of March 31, 2004, our primary source of liquidity was $16.8 million of cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of April 30, 2004 we had cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable of approximately $16.5 million.

On April 28, 2004, our Vice Chairman, Jeffrey C. McLaren repaid the outstanding balance of the note receivable—related party and all accrued interest. In connection with this repayment, the Company and Mr. McLaren terminated the related stock pledge agreement.

We believe that our existing cash and cash equivalents, restricted cash, investments in marketable securities, and related interest receivable will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Our growth strategy may also include acquiring companies that complement our products and services. We anticipate that these acquisitions, if any, will be effected through a combination of stock and cash consideration. The issuance of stock as consideration for an acquisition could have a dilutive effect on our stock price. Failure to generate sufficient cash flow from operations or raise additional capital when required during or following that period in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Commitments and Contingencies

We expect that capital expenditures will approximate $2.0 million during the remainder of 2004.

Our strategic alliances have typically provided for payments to content and distribution partners and development partners based on revenues, and we expect to continue similar arrangements in the future. We have capital lease obligations and operating lease commitments for our operating facilities in Nashville, TN and Denver, CO, and closed facilities in Dallas, TX and Raleigh, NC. Other than scheduled payments there have been no material changes in the future anticipated payments for our commitments and other contractual obligations from that reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates. We do not have any commodity price risk. As of March 31, 2004, we had no outstanding indebtedness other than approximately $22,000 of capital lease obligations. Accordingly, we are not exposed to significant market risk. We are exposed to market risk with respect to the cash and cash equivalents and marketable securities in which we invest. At April 30, 2004, we had approximately $16.5 million of cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest that were invested in a combination of short term investments. Current investment rates of return approximate 1-2%. Assuming a 1.5% rate of return on $16.5 million, a hypothetical 10% decrease in interest rates would decrease interest income and increase net loss on an annualized basis by approximately $25,000.

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

Changes in Internal Control Over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

31.1 -	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 -	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

The Company furnished a report on Form 8-K on February 25, 2004 under Item 9 and Item 12 related to the results for the fourth quarter and full year ended December 31, 2003.

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
Arthur E. Newman
Chief Financial Officer May 12, 2004

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