Form 10-Q
period 2004-06-30
HEALTHSTREAM INC
filed 2004-08-12
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the quarterly period ended June 30, 2004

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

As of August 11, 2004, 20,655,825 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,816,770	$14,219,807
Investments in short term marketable securities	—	2,957,703
Restricted cash	79,000	723,878
Interest receivable	15,659	119,263
Accounts receivable, net of allowance for doubtful accounts of $221,745 at June 30, 2004 and $278,502 at December 31, 2003, respectively	2,570,238	2,497,997
Accounts receivable - unbilled	445,571	592,538
Prepaid development fees, net of amortization	518,110	238,566
Other prepaid expenses and other current assets	1,002,197	805,970

Total current assets	21,447,545	22,155,722
Property and equipment:
Furniture and fixtures	921,507	920,724
Equipment	5,546,124	4,896,395
Leasehold improvements	1,260,639	1,239,353

	7,728,270	7,056,472
Less accumulated depreciation and amortization	(5,589,671)	(5,053,530)

	2,138,599	2,002,942
Goodwill	3,306,688	3,306,688
Intangible assets, net of accumulated amortization of $6,529,445 at June 30, 2004 and $6,351,860 at December 31, 2003, respectively	332,697	510,282
Notes receivable – related party	—	233,003
Other assets	164,533	190,006

Total assets	$27,390,062	$28,398,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$643,188	$864,977
Accrued liabilities	854,690	967,995
Accrued compensation and related expenses	162,307	172,950
Registration liabilities	77,656	735,265
Commercial support liabilities	385,466	—
Deferred revenue	3,446,540	3,059,248
Current portion of capital lease obligations	10,429	39,020

Total current liabilities	5,580,276	5,839,455
Capital lease obligations, less current portion	—	1,199
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 20,655,825 and 20,455,746 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	91,622,068	91,416,853
Accumulated other comprehensive income	—	5,475
Accumulated deficit	(69,812,282)	(68,864,339)

Total shareholders’ equity	21,809,786	22,557,989

Total liabilities and shareholders’ equity	$27,390,062	$28,398,643

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2004	2003
Revenues, net	$4,691,433	$4,669,751
Operating costs and expenses:
Cost of revenues	1,750,972	1,603,917
Product development	634,079	810,589
Sales and marketing	1,204,578	1,236,151
Depreciation	329,576	378,159
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	174,851	478,720
Other general and administrative expenses	1,171,187	1,279,063

Total operating costs and expenses	5,265,243	5,786,599
Loss from operations	(573,810)	(1,116,848)
Other income (expense):
Interest and other income	47,763	109,113
Interest and other expense	(2,928)	(3,095)

	44,835	106,018

Net loss	$(528,975)	$(1,010,830)

Net loss per share:
Basic and diluted net loss per share	$(0.03)	$(0.05)

Weighted average shares of common stock outstanding:
Basic and diluted	20,581,052	20,360,885

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Revenues, net	$9,599,205	$9,086,460
Operating costs and expenses:
Cost of revenues	3,641,045	3,099,405
Product development	1,281,081	1,766,049
Sales and marketing	2,361,531	2,365,006
Depreciation	643,383	754,735
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	348,664	998,591
Other general and administrative expenses	2,365,826	2,701,794

Total operating costs and expenses	10,641,530	11,685,580
Loss from operations	(1,042,325)	(2,599,120)
Other income (expense):
Interest and other income	102,987	238,422
Interest and other expense	(8,605)	(9,572)

	94,382	228,850

Net loss	$(947,943)	$(2,370,270)

Net loss per share:
Basic and diluted net loss per share	$(0.05)	$(0.12)

Weighted average shares of common stock outstanding:
Basic and diluted	20,513,798	20,333,584

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2004

				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2003	20,455,746	$91,416,853	$(68,864,339)	$5,475	$22,557,989
Net loss	—	—	(947,943)	—	(947,943)
Unrealized loss on investments, net of tax	—	—	—	(5,475)	(5,475)

Comprehensive loss	—	—	—	—	(953,418)
Issuance of common stock to Employee Stock Purchase Plan	90,266	76,726	—	—	76,726
Exercise of stock options	109,813	128,489	—	—	128,489

Balance at June 30, 2004	20,655,825	$91,622,068	$(69,812,282)	$—	$21,809,786

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(947,943)	$(2,370,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	643,383	754,735
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	348,664	998,591
Provision for doubtful accounts	15,000	87,500
Realized loss on disposal of property & equipment	3,138	7,083
Changes in operating assets and liabilities:
Accounts and unbilled receivables	59,726	(104,278)
Restricted cash	644,878	378,106
Interest receivable	103,604	106,824
Prepaid development fees	(375,198)	(146,100)
Other prepaid expenses and other current assets	(236,402)	(337,188)
Other assets	28,262	167,816
Accounts payable	(221,789)	(99,556)
Accrued liabilities and compensation	(123,948)	(892,879)
Registration liabilities	(657,609)	(435,190)
Commercial support liabilities	385,466	—
Deferred revenue	387,292	88,989

Net cash provided by (used in) operating activities	56,524	(1,795,817)
INVESTING ACTIVITIES:
Proceeds from maturities and sales of investments in marketable securities	5,450,000	4,550,000
Purchase of investments in marketable securities	(2,535,811)	—
Proceeds from note receivable – related party	233,003	—
Purchase of property and equipment	(782,178)	(476,822)

Net cash provided by investing activities	2,365,014	4,073,178
FINANCING ACTIVITIES:
Exercise of stock options	128,489	89,682
Issuance of stock to Employee Stock Purchase Plan	76,726	38,029
Payments on capital lease obligations	(29,790)	(42,813)

Net cash provided by financing activities	175,425	84,898
Net increase in cash and cash equivalents	2,596,963	2,362,259
Cash and cash equivalents at beginning of period	14,219,807	4,069,631

Cash and cash equivalents at end of period	$16,816,770	$6,431,890

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,412	$8,560

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the effective date of FIN 46, a company generally had included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period ending after March 15, 2004 for entities created before January 31, 2003. The adoption of FIN 46 did not have any impact on our consolidated financial position or results of operations.

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

If the alternative method of accounting for stock incentive plans prescribed by SFAS No. 123 had been followed, our net loss and net loss per share would have been as follows:

	Three Months Ended
	June 30, 2004	June 30, 2003
Net loss as reported	$(528,975)	$(1,010,830)
Add: Stock-based employee compensation expense included in reported net loss, net of related taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(158,154)	(219,717)

Pro forma net loss	$(687,129)	$(1,230,547)

Basic and diluted net loss per share – as reported	$(0.03)	$(0.05)

Basic and diluted net loss per share – pro forma	$(0.03)	$(0.06)

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (continued)

	Six Months Ended
	June 30, 2004	June 30, 2003
Net loss as reported	$(947,943)	$(2,370,270)
Add: Stock-based employee compensation expense included in reported net loss, net of related taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(274,104)	(386,203)

Pro forma net loss	$(1,222,047)	$(2,756,473)

Basic and diluted net loss per share – as reported	$(0.05)	$(0.12)

Basic and diluted net loss per share – pro forma	$(0.06)	$(0.14)

4. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, and escrowed or restricted shares, are included in diluted net loss per share only to the extent these shares are dilutive. The total number of common equivalent shares excluded from the calculations of diluted net loss per share, due to their anti-dilutive effect, was approximately 3,100,000 and 3,200,000 at June 30, 2004 and 2003, respectively.

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

The following is our business segment information as of and for the three and six months ended June 30, 2004 and 2003. We measure segment performance based on the operating loss before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and depreciation.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues
HCO	$3,230,957	$2,999,378	$6,447,701	$5,878,609
PMD	1,460,476	1,670,373	3,151,504	3,207,851

Total net revenues	$4,691,433	$4,669,751	$9,599,205	$9,086,460

Income (loss) from operations
HCO	$1,109,433	$707,337	$2,212,410	$1,252,989
PMD	2,587	63,190	112,686	(2,824)
Unallocated	(1,685,830)	(1,887,375)	(3,367,421)	(3,849,285)

Total loss from operations	$(573,810)	$(1,116,848)	$(1,042,325)	$(2,599,120)

	June 30, 2004	June 30, 2003
Segment Assets
HCO *	$4,797,867	$5,656,836
PMD *	4,249,399	4,821,437
Unallocated	18,342,796	18,757,398

Total assets	$27,390,062	$29,235,671

* Segment assets include restricted cash, accounts and unbilled receivables, certain prepaid and other current assets, other assets, certain property and equipment, and intangible assets. Cash and cash equivalents, investments in marketable securities and related interest receivable are not allocated to individual segments.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

There have been no changes in the carrying amount of goodwill during the six months ended June 30, 2004 and 2003, respectively.

	HCO	PMD	Total
Balance at January 1, 2004	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	—	—	—

Balance at June 30, 2004	$1,982,961	$1,323,727	$3,306,688

	HCO	PMD	Total
Balance at January 1, 2003	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	—	—	—

Balance at June 30, 2003	$1,982,961	$1,323,727	$3,306,688

7. INTANGIBLE ASSETS

All identifiable intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. These intangible assets are being amortized over their estimated useful lives, ranging from one to five years. Amortization of intangible assets was $83,239 and $177,585 for the three and six months ended June 30, 2004, respectively, and $340,246 and $727,651 for the three and six months ended June 30, 2003, respectively.

Identifiable intangible assets are comprised of the following:

		As of June 30, 2004			As of December 31, 2003
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Content	$3,500,000	$(3,200,000)	$300,000	$3,500,000	$(3,050,000)	$450,000
Customer lists	2,940,000	(2,940,000)	—	2,940,000	(2,930,278)	9,722
Other	422,142	(389,445)	32,697	422,142	(371,582)	50,560

Total	$6,862,142	$(6,529,445)	$332,697	$6,862,142	$(6,351,860)	$510,282

Estimated amortization expense for the periods and years ending December 31, is as follows:

July 1, 2004 through December 31, 2004	$166,485
2005	166,212

Total	$332,697

8. COMMERCIAL SUPPORT

As of June 30, 2004, our balance sheet included a liability of $385,466 associated with a commercial support grant. The grant will be used to pay for live event pass-through expenses during 2004 and 2005.

9. CONTINGENCIES

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

The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:

•	our relatively short operating history;

•	variability and length of our sales cycle;

•	our ability to effectively implement our growth strategy, as well as manage growth of our operations and infrastructure;

•	the market for online training and continuing education is relatively new and still evolving;

•	our ability to adequately address our customers’ needs in products and services;

•	the pressure on healthcare organizations and pharmaceutical/medical device companies to reduce costs to customers could result in financial pressures on customers to cut back on our services;

•	our ability to maintain and continue our competitive position against current and potential competitors;

•	our ability to develop enhancements to our existing products and services, achieve widespread acceptance of new features, or keep pace with technological developments;

•	our ability to obtain proper distribution rights from content partners to support growth in courseware subscriptions;

•	our ability to achieve acceptable profitability results;

•	fluctuations in quarterly operating results caused by a variety of factors including the timing of sales, subscription revenue recognition and customer subscription renewals;

•	loss of a significant customer;

•	our ability to adequately develop and maintain our network infrastructure and computer systems and software;

•	the effect of governmental regulation on us, our business partners and our customers, including, without limitation, changes in federal, state and international laws or other regulations regarding education, training and Internet transactions; and

•	other risk factors detailed in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Overview and Critical Accounting Policies and Estimates

HealthStream was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. The Company focuses on being a facilitator of training tools for entities in the healthcare industry. Revenues from the healthcare organizations business unit (HCO) are derived from the following categories: provision of services through our Internet-based learning products, courseware subscriptions, workforce development tools and services, maintenance and support of installed learning management products and a variety of other online products. Revenues from the pharmaceutical and medical device company business unit (PMD) are derived from live event development, content development, Web cast events, and other educational and training services.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, which contains additional information regarding our accounting policies and other disclosures required by GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

Revenues and Expense Components

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Revenues. Revenues for our HCO business unit currently consist of the provision of services through our Internet-based learning products, including authoring tools, maintenance and support services for our installed learning management products, competency tools and courseware subscriptions. Revenues for our PMD business unit consist of live event development, custom content development, web cast events, live educational activities for nurses and technicians conducted within healthcare organizations and exhibit floor continuing education activities at association meetings.

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

Product Development. Product development expenses consist primarily of salaries and employee benefits, third-party content acquisition costs, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training delivery and administration platforms. In addition, product development expenses are associated with the development of new products and feature enhancements. In accordance with our policy, we capitalize the cost of features and content developed by third parties where the life expectancy is greater than one year and the anticipated cash flows from such content is expected to exceed its respective cost. Personnel costs within product development include our systems team, product managers, and other personnel associated with content and product development.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, employee travel and lodging, advertising, promotions, and related marketing costs. Personnel costs within sales and marketing include our sales and marketing team as well as our account management group.

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have finite lives, amortization of content or license fees, prepaid compensation, and royalties paid to content providers that are of a fixed nature.

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

Results of Operations

During the three months ended June 30, 2004, revenues were $4.7 million and were comparable to the three months ended June 30, 2003. Revenues from our flagship product, the HealthStream Learning CenterTM, increased 24% over the prior year quarter, while revenues from live event activities in our PMD unit and maintenance fees associated with our HCO installed learning management products declined over the prior year quarter and partially offset this increase. Our fully implemented subscriber base was approximately 864,000 at June 30, 2004. Gross margins for the second quarter 2004 declined as compared to the second quarter 2003 as a result of personnel expenses associated with Competency Compass and HospitalDirect, which were accounted for as product development in 2003, but included in cost of revenues in 2004. Net loss improved by 48% over the prior year quarter, primarily related to reductions in administrative personnel and reductions in depreciation and amortization. Net loss per share improved from ($0.05) per share for the three months ended June 30, 2003 to ($0.03) per share for the three months ended June 30, 2004.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues. Revenues were approximately $4.7 million for the three months ended June 30, 2004 and 2003. Revenues for 2004 consisted of $3.2 million for HCO and $1.5 million for PMD. In 2003, revenues consisted of $3.0 million for HCO and $1.7 million for PMD. The increase in HCO revenues related primarily to growth in revenues from our Internet-based HealthStream Learning Center subscriber base of $0.5 million. Our subscriber base increased approximately 23%, from approximately 700,000 fully implemented subscribers at June 30, 2003 to approximately 864,000 fully implemented subscribers at June 30, 2004. This HCO revenue increase was partially offset by an anticipated decline in revenues from maintenance and support fees associated with our installed learning management products of approximately $0.2 million consistent with our strategy to transition these customers to our Internet-based learning platform. Revenues from our Internet-based subscription products represented approximately 65% of revenues for the three months ended June 30, 2004 compared to 56% of revenues for the three months ended June 30, 2003. PMD revenues decreased approximately $0.2 million, primarily related to the anticipated reductions in live event activities. This decline is a result of the medical device industry’s cautious response with respect to additional regulations associated with commercial support of educational activities.

We expect continued revenue growth in HCO associated with the HealthStream Learning Center, principally associated with implementation of our agreements with Tenet Healthcare Corporation (Tenet) during the third quarter of 2004. We expect revenues from our installed learning management products, which are reaching the end of their life cycles, to decline for the remainder of 2004 as the customers using these products either transition to our Internet-based learning platform or choose an alternative training solution. Revenues in PMD from our association business are expected to decrease during the third quarter due to the seasonality of such services. Although revenues from our association business are expected to decrease during the third quarter, we expect PMD revenues for the third quarter 2004 to be comparable with the second quarter of 2004. We anticipate declines in live event revenues from historical levels for the remainder of 2004 due to several PMD customers adopting cautious positions with respect to the Office of Inspector General (OIG) guidelines and AdvaMed’s “Code of Ethics for Interactions with Healthcare Professionals” approved in September 2003 and effective January 1, 2004. Collectively, these guidelines placed additional regulations on the commercial support of educational activities. We anticipate continued increases in total revenues during the third quarter of 2004.

Cost of Revenues. Cost of revenues increased approximately $0.1 million, or 9.2%, to $1.7 million for the three months ended June 30, 2004 from $1.6 million for the three months ended June 30, 2003. Cost of revenues as a percentage of revenues increased to 37.3% of revenues for the three months ended June 30, 2004 from 34.3% of revenues for the three months ended June 30, 2003. The increase in cost of revenues primarily related to personnel increases associated with our Competency Compass and HospitalDirect products, which were accounted for in product development expenses in 2003. Now that both products have been launched, these personnel costs are included in cost of revenues in 2004.

Cost of revenues for HCO increased approximately $0.1 million and approximated 19.6% and 18.1% of revenues for the three months ended June 30, 2004 and 2003, respectively. Cost of revenues as a percentage of revenues increased due to both the redesignation of and increases in personnel expense associated with Competency Compass discussed above, as well as increased costs associated with an additional hosting facility. We added a second hosting facility in Nashville, TN during the first quarter 2004. Cost of revenues for PMD increased $0.1 million and approximated 67.0% and 54.6% of revenues for the three months ended June 30, 2004 and 2003, respectively. Cost of revenues as a percentage of revenues for PMD increased as a result of personnel redesignation associated with HospitalDirect, higher costs associated with content development services, and the overall decline in PMD revenues. We expect quarter-to-quarter fluctuations in cost of revenues for PMD due to the seasonality in live event and association activities and the variability related to our content development services.

Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) declined from approximately 65.7% for the three months ended June 30, 2003 to 62.7% for the three months ended June 30, 2004. The decrease is a result of the change in revenue mix and related cost of revenues discussed above. Gross margins for HCO were 80.4% and 81.9% for the three months ended June 30, 2004 and 2003, respectively. Gross margins for PMD were 33.0% and 45.4% for the three months ended June 30, 2004 and 2003, respectively.

Product development. Product development expenses decreased approximately $0.2 million, or 21.8%, from approximately $0.8 million for the three months ended June 30, 2003 to approximately $0.6 million for the three months ended June 30, 2004. Product development expenses as a percentage of revenues decreased from 17.4% for the three months ended June 30, 2003 to 13.5% of revenues for the three months ended June 30, 2004. The decrease as a percentage of revenues primarily relates to the redesignation of personnel associated with Competency Compass and HospitalDirect to cost of revenues.

Product development expenses for HCO increased slightly compared to 2003 and approximated 15.0% and 14.7% of revenues for the three months ended June 30, 2004 and 2003, respectively. This increase is attributable to higher personnel costs associated with platform maintenance and development of new feature enhancements, which was partially offset by the redesignation of personnel associated with Competency Compass to cost of revenues. Product development expenses for PMD decreased approximately $0.1 million and approximated 7.9% and 14.3% of revenues for the three months ended June 30, 2004 and 2003, respectively. The decrease is primarily associated with the redesignation of personnel associated with HospitalDirect to cost of revenues, and reductions in the development of other content products. The unallocated corporate portion of our product development expenses decreased approximately $0.1 million, or 74.7%, as a result of a shift of personnel to projects that benefit the platform for both the HCO and PMD business unit products.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, were comparable between periods, and approximated 25.7% and 26.5% of revenues for the three months ended June 30, 2004 and 2003, respectively. Sales and marketing expense for HCO were comparable between periods and approximated 28.1% and 29.8% of revenues for the three months ended June 30, 2004 and 2003, respectively. The percentage decreased due to the increases in HCO revenues. HCO marketing and advertising expenses were comparable between periods. HCO marketing expenses decreased $0.1 million as compared to the same period of 2003, due to reduced spending on marketing campaigns, partially offset by additions of HCO sales personnel. Sales and marketing expense for PMD were comparable between periods, and approximated 16.0% and 15.2% of revenues for the three months ended June 30, 2004 and 2003, respectively. The increase as a percentage of revenues is a result of increased commissions and the decline in PMD revenues. PMD experienced higher commission expense during 2004 due to changes in product mix and the related commission rates, which was partially offset by reductions in personnel expenses due to lower headcount.

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.4 million, or 41.1%, from $0.9 million for the three months ended June 30, 2003 to $0.5 million for the three months ended June 30, 2004. Amortization declined $0.3 million as a result of certain intangible assets and prepaid content becoming fully amortized. Depreciation expense decreased approximately $0.1 million due to certain assets becoming fully depreciated.

Other General and Administrative. Other general and administrative expenses decreased approximately $0.1 million, or 8.4%, from $1.3 million for the three months ended June 30, 2003 to $1.2 million for the three months ended June 30, 2004. Other general and administrative expenses as a percentage of revenues decreased from 27.4% for the three months ended June 30, 2003 to 25.0% for the three months ended June 30, 2004. This decrease is primarily a result of reductions in administrative personnel.

Other Income/Expense. Other income/expense decreased approximately $60,000, or 57.7%, from approximately $100,000 for the three months ended June 30, 2003 to $40,000 for the three months ended June 30, 2004. The decrease resulted from lower interest income from cash, cash equivalents, and investments in marketable securities due to lower invested balances.

Net Loss. Net loss decreased approximately $0.5 million, or 47.7%, from $1.0 million for the three months ended June 30, 2003 to $0.5 million for the three months ended June 30, 2004 due to the factors mentioned above.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues. Revenues increased approximately $0.5 million, or 5.6%, from $9.1 million for the six months ended June 30, 2003 to $9.6 million for the six months ended June 30, 2004. Revenues for 2004 consisted of $6.4 million for HCO and $3.2 million for PMD. In 2003, revenues consisted of $5.9 million for HCO and $3.2 million for PMD. The increase in HCO revenues over 2003 is attributable to the growth in revenues from our Internet-based HealthStream Learning Center subscriber base of $0.9 million. Revenues from the maintenance and support fees associated with our installed learning management products declined, as expected, by $0.3 million. PMD revenues decreased slightly compared to the prior year, primarily related to a decline in live event activities of $0.3 million. This decline is a result of the medical device industry’s cautious response with respect to additional regulations associated with commercial support of educational activities. Offsetting this decline, content development services increased $0.2 million over the prior year.

Cost of Revenues. Cost of revenues increased approximately $0.5 million, or 17.5%, to $3.6 million for the six months ended June 30, 2004 from $3.1 million for the six months ended June 30, 2003. Cost of revenues as a percentage of revenues increased to 37.9% of revenues for the six months ended June 30, 2004 from 34.1% of revenues for the six months ended June 30, 2003. Cost of revenues increased as a result of the redesignation of personnel associated with Competency Compass and HospitalDirect, increased contract labor and materials associated with the increases in content development revenues, higher hosting costs associated with an additional hosting facility and increased royalties paid by us to content partners. Personnel associated with our Competency Compass and HospitalDirect products were included in product development expenses during 2003, but were designated as cost of revenues in 2004.

Cost of revenues for HCO increased $0.2 million and approximated 19.9% and 17.6% of revenues for the six months ended June 30, 2004 and 2003, respectively. The increase is a result of expenses associated with Competency Compass personnel, increased hosting costs and increased royalties paid by us. Cost of revenues for PMD increased $0.3 million and approximated 65.6% and 55.6% of revenues for the six months ended June 30, 2004 and 2003, respectively. This increase is a result of the redesignation of personnel associated with HospitalDirect and higher contract labor and materials costs associated with content development. We expect fluctuations in cost of revenues for PMD due to the seasonality of live event and association activities and the variability related to our content development services.

Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) declined from approximately 65.9% for the six months ended June 30, 2003 to 62.1% for the six months ended June 30, 2004. The decrease is a result of the change in revenue mix and related cost of revenues discussed above. Gross margins for HCO were 80.1% and 82.4% for the six months ended June 30, 2004 and 2003, respectively. Gross margins for PMD were 34.4% and 44.4% for the six months ended June 30, 2004 and 2003, respectively.

Product Development. Product development expenses decreased approximately $0.5 million, or 27.5%, from approximately $1.8 million for the six months ended June 30, 2003 to $1.3 million for the six months ended June 30, 2004. Product development expenses as a percentage of revenues decreased from 19.4% of revenues for the six months ended June 30, 2003 to 13.3% for the six months ended June 30, 2004. The decrease primarily relates to the redesignation of personnel associated with Competency Compass and HospitalDirect to cost of revenues as discussed above.

Product development expenses for HCO were comparable between periods, and approximated 15.8% and 17.3% of revenues for the six months ended June 30, 2004 and 2003, respectively. The percentage decrease relates to the increase in HCO revenues. During 2004, personnel expenses associated with Competency Compass were redesignated to cost of revenues. This shift of expense was offset by increased personnel costs associated with platform maintenance and development of new feature enhancements. Product development expenses for PMD decreased approximately $0.3 million, and approximated 6.3% and 16.2% of revenues for the six months ended June 30, 2004 and 2003, respectively. The decrease is primarily associated with the redesignation of personnel associated with HospitalDirect to cost of revenues, and reductions in the development of other content products. The unallocated corporate portion of our product development expenses decreased approximately $0.2 million, or 71.1%, primarily as a result of the shift to HCO related projects.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, were comparable between periods, and approximated 24.6% and 26.0% of revenues for the six months ended June 30, 2004 and 2003, respectively. Sales and marketing for HCO were comparable between periods and approximated 26.8% and 29.4% of revenues for the six months ended June 30, 2004 and 2003, respectively. HCO marketing and advertising expenses, excluding personnel, decreased $0.1 million as compared to the same period of 2003, due to reduced spending on marketing campaigns. This expense savings was offset by additions of HCO sales personnel. Sales and marketing expenses for PMD were also comparable between periods, and approximated 16.3% for the six months ended June 30, 2004 and 2003. PMD experienced higher commission expense during 2004, which was partially offset by reductions in personnel and related travel expenses. Commission expense is higher due to changes in product mix and the related commission rates.

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.8 million, or 43.4%, from $1.8 million for the six months ended June 30, 2003 to $1.0 million for the six months ended June 30, 2004. Amortization declined $0.7 million as a result of certain intangible assets and prepaid content becoming fully amortized. Depreciation expense decreased $0.1 million due to certain assets becoming fully depreciated.

Other General and Administrative. Other general and administrative expenses decreased approximately $0.3 million, or 12.4%, from $2.7 million for the six months ended June 30, 2003 to $2.4 million for the six months ended June 30, 2004. Other general and administrative expenses as a percentage of revenues decreased from 29.7% for the six months ended June 30, 2003 to 24.6% for the six months ended

June 30, 2004. This decrease is primarily a result of reductions in administrative personnel, lower bad debt expense, and lower office expenses, which were partially offset by employee severance costs.

Other Income/Expense. Other income/expense decreased approximately $0.1 million, or 58.8%, from approximately $0.2 million for the six months ended June 30, 2003 to $0.1 million for the six months ended June 30, 2004. The decrease resulted from lower interest income from cash, cash equivalents, and investments in marketable securities due to lower invested balances.

Net Loss. Net loss decreased approximately $1.4 million, or 60.0%, from $2.4 million for the six months ended June 30, 2003 to $1.0 million for the six months ended June 30, 2004 due to the factors mentioned above.

Liquidity and Capital Resources

Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.

Net cash provided by operating activities was approximately $0.1 million during the six months ended June 30, 2004 compared to $1.8 million used in operating activities during the six months ended June 30, 2003. The improvement over the prior year was primarily related to the decline in net loss of $1.4 million and $0.6 million of cash received from a commercial support grant during the second quarter 2004, of which approximately $0.4 million will be used for the payment of pass-through expenses during 2004 and 2005. This receipt is reflected as an increase in both commercial support liabilities and deferred revenue. Accounts receivable collection days also improved over the prior year, approximating 48 days for the six months ended June 30, 2004 compared to 62 days for the six months ended June 30, 2003, a 14 day improvement. The Company calculates days sales outstanding by dividing the accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the period. The primary uses of cash in operating activities during the six months ended June 30, 2004 related to funding operations, purchases of content and other prepaid assets. During the six months ended June 30, 2003, the primary uses of cash related to funding operations, the payment of bonuses to employees and purchases of content and other prepaid assets.

Net cash provided by investing activities was approximately $2.4 million during the six months ended June 30, 2004 compared to approximately $4.1 million for the six months ended June 30, 2003. The primary uses of cash during the six months ended June 30, 2004 were to acquire property and equipment of approximately $0.8 million offset by $2.9 million in net proceeds from the sale and maturity, net of purchases, of investments in marketable securities and $0.2 million of proceeds from collection of the note receivable – related party. Property and equipment acquisitions primarily related to hardware and software for our second hosting facility. During the six months ended June 30, 2003, we received proceeds of $4.6 million from the maturity of investments in marketable securities, offset by $0.5 million in property and equipment acquisitions.

Cash provided by financing activities was approximately $175,000 for the six months ended June 30, 2004 and $85,000 for the six months ended June 30, 2003. Cash provided by financing activities during 2004 and 2003 consisted of proceeds from the exercise of stock options and issuance of common stock to the Employee Stock Purchase Plan, which were partially offset by payments under capital lease obligations.

As of June 30, 2004, our primary source of liquidity was $16.9 million of cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of July 31, 2004, we had cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable of approximately $16.6 million.

We believe that our existing cash and cash equivalents, restricted cash, and related interest receivable will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Failure to generate sufficient cash flow from operations or raise additional capital when required during or following that period in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations. Our growth strategy may also include acquiring companies that complement our products and services. We anticipate that these acquisitions, if any, will be effected through a combination of stock and cash consideration. The issuance of stock as consideration for an acquisition could have a dilutive effect on our stock price.

Commitments and Contingencies

We expect that content and capital expenditures will range between $1.0 and $1.5 million during the remainder of 2004.

Our strategic alliances have typically provided for payments to content and distribution partners and development partners based on revenues, and we expect to continue similar arrangements in the future. We have capital lease obligations and operating lease commitments for our operating facilities in Nashville, TN and Denver, CO, and closed facilities in Dallas, TX and Raleigh, NC. Other than scheduled payments, there have been no material changes in the future anticipated payments for our commitments and other contractual obligations from that reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates. We do not have any commodity price risk. As of June 30, 2004, we had no outstanding indebtedness other than approximately $10,000 of capital lease obligations. Accordingly, we are not exposed to significant market risk. We are exposed to market risk with respect to the cash and cash equivalents and marketable securities in which we invest. At July 31, 2004, we had approximately $16.6 million of cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest that were invested in a combination of short term investments. Current investment rates of return approximate 1-2%. Assuming a 1.5% rate of return on $16.6 million, a hypothetical 10% decrease in interest rates would decrease interest income and increase net loss on an annualized basis by approximately $25,000.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On May 27, 2004, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons as Class I directors to serve until the Annual Meeting of Shareholders in 2007 and until such time as their respective successors are duly elected an qualified, with the number of votes cast for, or withheld as set forth opposite their names.

	Votes
Nominee	For	Withheld Authority/Abstained
Thompson S. Dent	17,392,046	515,431
James F. Daniell	17,444,597	462,880
William W. Stead	17,843,299	64,178

The shareholders of the Company elected the following person as a Class III director to serve until 2006 and until such time as his respective successor is duly elected and qualified, with the number of votes cast for, or withheld as set forth opposite his name.

	Votes
Nominee	For	Withheld Authority/Abstained
Ronald Hinds	17,819,699	87,778

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	– Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	– Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	– Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	– Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company furnished a report on Form 8-K on April 27, 2004 under Item 9 and Item 12 related to the results of operations for the first quarter ended March 31, 2004.

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
Arthur E. Newman
Chief Financial Officer
August 12, 2004

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