Form 10-Q
period 2004-09-30
HEALTHSTREAM INC
filed 2004-11-12
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

As of November 10, 2004, 20,661,575 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,171,319	$14,219,807
Investments in short term marketable securities	—	2,957,703
Restricted cash	230,229	723,878
Interest receivable	20,241	119,263
Accounts receivable, net of allowance for doubtful accounts of $224,075 at September 30, 2004 and $278,502 at December 31, 2003, respectively	3,026,896	2,497,997
Accounts receivable — unbilled	735,630	592,538
Prepaid development fees, net of amortization	522,695	238,566
Other prepaid expenses and other current assets	874,526	805,970

Total current assets	21,581,536	22,155,722
Property and equipment:
Furniture and fixtures	926,165	920,724
Equipment	6,184,530	4,896,395
Leasehold improvements	1,267,133	1,239,353

	8,377,828	7,056,472
Less accumulated depreciation and amortization	(5,902,905)	(5,053,530)

	2,474,923	2,002,942
Goodwill	3,306,688	3,306,688
Intangible assets, net of accumulated amortization of $6,612,684 at September 30, 2004 and $6,351,860 at December 31, 2003, respectively	249,458	510,282
Notes receivable – related party	—	233,003
Other assets	320,408	190,006

Total assets	$27,933,013	$28,398,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$862,231	$864,977
Accrued liabilities	1,069,194	967,995
Accrued compensation and related expenses	207,769	172,950
Registration liabilities	227,133	735,265
Commercial support liabilities	385,466	—
Deferred revenue	3,486,702	3,059,248
Current portion of capital lease obligations	26,286	39,020

Total current liabilities	6,264,781	5,839,455
Capital lease obligations, less current portion	35,718	1,199
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 20,655,825 and 20,455,746 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	91,622,068	91,416,853
Accumulated other comprehensive income	—	5,475
Accumulated deficit	(69,989,554)	(68,864,339)

Total shareholders’ equity	21,632,514	22,557,989

Total liabilities and shareholders’ equity	$27,933,013	$28,398,643

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2004	2003
Revenues, net	$5,032,233	$4,342,519
Operating costs and expenses:
Cost of revenues	1,776,017	1,402,071
Product development	659,155	770,068
Sales and marketing	1,100,944	938,353
Depreciation	344,426	342,620
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	192,087	444,635
Other general and administrative expenses	1,202,174	1,153,433

Total operating costs and expenses	5,274,803	5,051,180
Loss from operations	(242,570)	(708,661)
Other income (expense):
Interest and other income	69,116	99,533
Interest and other expense	(3,818)	(14,218)

	65,298	85,315

Net loss	$(177,272)	$(623,346)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.03)

Weighted average shares of common stock outstanding:
Basic and diluted	20,655,825	20,421,337

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Revenues, net	$14,631,438	$13,428,979
Operating costs and expenses:
Cost of revenues	5,417,062	4,501,476
Product development	1,940,236	2,536,117
Sales and marketing	3,462,475	3,303,358
Depreciation	987,809	1,097,354
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	540,751	1,443,228
Other general and administrative expenses	3,568,000	3,855,227

Total operating costs and expenses	15,916,333	16,736,760
Loss from operations	(1,284,895)	(3,307,781)
Other income (expense):
Interest and other income	172,103	337,955
Interest and other expense	(12,423)	(23,790)

	159,680	314,165

Net loss	$(1,125,215)	$(2,993,616)

Net loss per share:
Basic and diluted net loss per share	$(0.05)	$(0.15)

Weighted average shares of common stock outstanding:
Basic and diluted	20,561,141	20,362,835

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2004

				Other	Total
	Common Stock			Comprehensive	Shareholders’
	Shares	Amount	Accumulated Deficit	Income	Equity
Balance at December 31, 2003	20,455,746	$91,416,853	$(68,864,339)	$5,475	$22,557,989
Net loss	—	—	(1,125,215)	—	(1,125,215)
Unrealized loss on investments, net of tax	—	—	—	(5,475)	(5,475)

Comprehensive loss	—	—	—	—	(1,130,690)
Issuance of common stock to Employee Stock Purchase Plan	90,266	76,726	—	—	76,726
Exercise of stock options	109,813	128,489	—	—	128,489

Balance at September 30, 2004	20,655,825	$91,622,068	$(69,989,554)	$—	$21,632,514

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(1,125,215)	$(2,993,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	987,809	1,097,354
Amortization of intangibles, content fees, fixed royalties, and prepaid compensation	540,751	1,443,228
Provision for doubtful accounts	15,000	122,500
Realized loss on disposal of property & equipment	1,153	14,114
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(686,991)	566,349
Restricted cash	493,649	329,060
Interest receivable	99,022	66,453
Prepaid development fees	(461,425)	(206,739)
Other prepaid expenses and other current assets	(135,938)	(195,188)
Other assets	(127,611)	171,917
Accounts payable	(2,746)	94,914
Accrued liabilities and compensation	136,018	(920,337)
Registration liabilities	(508,132)	(394,593)
Commercial support liabilities	385,466	—
Deferred revenue	427,454	(353,215)

Net cash provided by (used in) operating activities	38,264	(1,157,799)
INVESTING ACTIVITIES:
Proceeds from maturities and sales of investments in marketable securities	5,450,000	5,800,000
Purchase of investments in marketable securities	(2,535,811)	—
Proceeds from note receivable – related party	233,003	—
Purchase of property and equipment	(1,398,140)	(562,146)

Net cash provided by investing activities	1,749,052	5,237,854
FINANCING ACTIVITIES:
Exercise of stock options	128,489	143,231
Issuance of stock to Employee Stock Purchase Plan	76,726	38,029
Payments on capital lease obligations	(41,019)	(56,834)

Net cash provided by financing activities	164,196	124,426
Net increase in cash and cash equivalents	1,951,512	4,204,481
Cash and cash equivalents at beginning of period	14,219,807	4,069,631

Cash and cash equivalents at end of period	$16,171,319	$8,274,112

SUPPLEMENTAL CASH FLOW INFORMATION:
Capital lease obligations incurred	$62,804	$—

Interest paid	$9,857	$18,224

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued FIN 46R, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the effective date of FIN 46R, a company generally had included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R changed that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46R applied to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period ending after March 15, 2004. The adoption of FIN 46R did not have any impact on our consolidated financial position or results of operations.

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

If the alternative method of accounting for stock incentive plans prescribed by SFAS No. 123 had been followed, our net loss and net loss per share would have been as follows:

	Three Months Ended
	September 30, 2004	September 30, 2003
Net loss as reported	$(177,272)	$(623,346)
Add: Stock-based employee compensation expense included in reported net loss, net of related taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(85,145)	(162,815)

Pro forma net loss	$(262,417)	$(786,161)

Basic and diluted net loss per share – as reported	$(0.01)	$(0.03)

Basic and diluted net loss per share – pro forma	$(0.01)	$(0.04)

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (continued)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Net loss as reported	$(1,125,215)	$(2,993,616)
Add: Stock-based employee compensation expense included in reported net loss, net of related taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(359,249)	(549,018)

Pro forma net loss	$(1,484,464)	$(3,542,634)

Basic and diluted net loss per share – as reported	$(0.05)	$(0.15)

Basic and diluted net loss per share – pro forma	$(0.07)	$(0.17)

4. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, and escrowed or restricted shares, are included in diluted net loss per share only to the extent these shares are dilutive. The total number of common equivalent shares excluded from the calculations of diluted net loss per share, due to their anti-dilutive effect, was approximately 3,000,000 and 3,100,000 at September 30, 2004 and 2003, respectively.

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

The following is our business segment information as of and for the three and nine months ended September 30, 2004 and 2003. We measure segment performance based on the operating loss before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and depreciation.

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues
HCO	$3,650,153	$3,068,529	$10,097,854	$8,947,138
PMD	1,382,080	1,273,990	4,533,584	4,481,841

Total net revenues	$5,032,233	$4,342,519	$14,631,438	$13,428,979

Income (loss) from operations
HCO	$1,370,927	$1,025,684	$3,583,337	$2,278,673
PMD	68,122	(65,594)	180,808	(68,418)
Unallocated	(1,681,619)	(1,668,751)	(5,049,040)	(5,518,036)

Total loss from operations	$(242,570)	$(708,661)	$(1,284,895)	$(3,307,781)

	September 30, 2004	September 30, 2003
Segment Assets
HCO *	$6,026,379	$4,786,166
PMD *	4,195,566	4,424,021
Unallocated	17,711,068	19,164,683

Total assets	$27,933,013	$28,374,870

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

There have been no changes in the carrying amount of goodwill during the nine months ended September 30, 2004 and 2003, respectively.

	HCO	PMD	Total
Balance at January 1, 2004	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	—	—	—

Balance at September 30, 2004	$1,982,961	$1,323,727	$3,306,688

	HCO	PMD	Total
Balance at January 1, 2003	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	—	—	—

Balance at September 30, 2003	$1,982,961	$1,323,727	$3,306,688

7. INTANGIBLE ASSETS

All identifiable intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. These intangible assets are being amortized over their estimated useful lives, ranging from one to five years. Amortization of intangible assets was $83,239 and $260,824 for the three and nine months ended September 30, 2004, respectively, and $295,672 and $1,023,324 for the three and nine months ended September 30, 2003, respectively.

Identifiable intangible assets are comprised of the following:

	As of September 30, 2004			As of December 31, 2003
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Content	$3,500,000	$(3,275,000)	$225,000	$3,500,000	$(3,050,000)	$450,000
Customer lists	2,940,000	(2,940,000)	—	2,940,000	(2,930,278)	9,722
Other	422,142	(397,684)	24,458	422,142	(371,582)	50,560

Total	$6,862,142	$(6,612,684)	$249,458	$6,862,142	$(6,351,860)	$510,282

Estimated amortization expense for the periods and years ending December 31, is as follows:

September 1, 2004 through December 31, 2004	$83,246
2005	166,212

Total	$249,458

8. COMMERCIAL SUPPORT GRANT

As of September 30, 2004, our balance sheet included a liability of $385,466 associated with a commercial support grant. The grant will be used to pay for live event pass-through expenses during 2004 and 2005.

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

The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:

-	our relatively short operating history;

-	variability and length of our sales cycle;

-	our ability to effectively implement our growth strategy, as well as manage growth of our operations and infrastructure;

-	the market for online training and continuing education is relatively new and still evolving;

-	our ability to adequately address our customers’ needs in products and services;

-	the pressure on healthcare organizations and pharmaceutical/medical device companies to reduce costs to customers could result in financial pressures on customers to cut back on our services;

-	our ability to maintain and continue our competitive position against current and potential competitors;

-	our ability to develop enhancements to our existing products and services, achieve widespread acceptance of new features, or keep pace with technological developments;

-	our ability to obtain proper distribution rights from content partners to support growth in courseware subscriptions;

-	our ability to achieve profitability;

-	fluctuations in quarterly operating results caused by a variety of factors including the timing of sales, subscription revenue recognition and customer subscription renewals;

-	loss of a significant customer;

-	our ability to adequately develop and maintain our network infrastructure and computer systems and software;

-	the effect of governmental regulation on us, our business partners and our customers, including, without limitation, changes in federal, state and international laws or other regulations regarding education, training and Internet transactions; and

-	other risk factors detailed in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Overview and Critical Accounting Policies and Estimates

HealthStream was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. The Company focuses on being a facilitator of training tools for entities in the healthcare industry. Revenues from the healthcare organizations business unit (HCO) are derived from the following categories: provision of services through our Internet-based learning products, courseware subscriptions, workforce development tools and services, maintenance and support of installed learning management products and a variety of other online products. Revenues from the pharmaceutical and medical device company business unit (PMD) are derived from live event development, content development, Web cast events, and other educational and training services, including HospitalDirect.

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

Revenues. Revenues for our HCO business unit currently consist of the provision of services through our Internet-based learning products, including authoring tools, maintenance and support services for our installed learning management products, competency tools and courseware subscriptions. Revenues for our PMD business unit consist of live event development, custom content development, web cast events, HospitalDirect, live educational activities for nurses and technicians conducted within healthcare organizations and exhibit floor continuing education activities at association meetings.

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

Results of Operations

During the three months ended September 30, 2004, revenues increased $0.7 million, or 15.9%, from $4.3 million for the three months ended September 30, 2003 to $5.0 million for the three months ended September 30, 2004. Revenues from our flagship product, the HealthStream Learning CenterTM, increased 33% over the prior year quarter, while revenues from live event activities in our PMD unit and maintenance fees associated with our HCO installed learning management products declined over the prior year quarter and partially offset this increase. Our fully implemented subscriber base was approximately 987,000 at September 30, 2004. Gross margins (which we define as revenues less cost of revenues divided by revenues) for the third quarter 2004 declined as compared to the third quarter 2003 primarily as a result of personnel expenses associated with Competency Compass and HospitalDirect, which were accounted for as product development in 2003, but included in cost of revenues in 2004, and as a result of lower margins from content development services. Net loss improved by 72% over the prior year quarter, primarily related to the increase in revenues and reductions in amortization, which were somewhat offset by increased sales and marketing expense. Net loss per share improved from $(0.03) per share for the three months ended September 30, 2003 to $(0.01) per share for the three months ended September 30, 2004.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues. Revenues increased approximately $0.7 million, or 15.9%, from $4.3 million for the three months ended September 30, 2003 to $5.0 million for the three months ended September 30, 2004. Revenues for 2004 consisted of $3.6 million for HCO and $1.4 million for PMD. In 2003, revenues consisted of $3.0 million for HCO and $1.3 million for PMD. The increase in HCO revenues related primarily to growth in revenues of $0.7 million from our Internet-based HealthStream Learning Center subscriber base. Our subscriber base increased approximately 35%, from approximately 730,000 fully implemented subscribers at September 30, 2003 to approximately 987,000 fully implemented subscribers at September 30, 2004. Approximately 80,000 subscribers are associated with Tenet Healthcare Corporation (Tenet) which was implemented during the third quarter of 2004. This HCO revenue increase was partially offset by an anticipated decline in revenues from maintenance and support fees associated with our installed learning management products of approximately $0.2 million, consistent with our strategy to transition these customers to our Internet-based learning platform. Courseware subscription revenues declined slightly compared to the prior year quarter. Revenues from our Internet-based subscription products represented approximately 68% of revenues for the three months ended September 30, 2004 compared to 63% of revenues for the three months ended September 30, 2003. PMD revenues increased approximately $0.1 million, primarily related to a $0.2 million increase in content development services, partially offset by declines in live event revenues of $0.1 million resulting from the medical device industry’s cautious response with respect to additional regulations associated with commercial support of educational activities.

We expect continued revenue growth during the fourth quarter for HCO, primarily associated with the HealthStream Learning Center. We expect revenues from our installed learning management products, which are reaching the end of their life cycles, to decline during the fourth quarter as the customers using these products either transition to our Internet-based learning platform or choose an alternative training solution. We expect fourth quarter revenues for PMD to increase over the levels experienced in the third quarter, primarily related to the seasonal growth of our association business. We anticipate continued increases in total revenues during the fourth quarter of 2004.

Cost of Revenues. Cost of revenues increased approximately $0.4 million, or 26.7%, to $1.8 million for the three months ended September 30, 2004 from $1.4 million for the three months ended September 30, 2003. Cost of revenues as a percentage of revenues increased to 35.3% of revenues for the three months ended September 30, 2004 from 32.3% of revenues for the three months ended September 30, 2003. The increase in cost of revenues primarily related to the increase in content development services, an increase in the percentage royalties paid by us to content partners, and more significantly from personnel increases associated with our Competency Compass and HospitalDirect products, which were accounted for in product development expenses in 2003. Now that both products have been launched, these personnel costs are included in cost of revenues in 2004.

Cost of revenues for HCO increased approximately $0.2 million and approximated 20.4% and 18.5% of revenues for the three months ended September 30, 2004 and 2003, respectively. Cost of revenues for HCO increased due to both the redesignation of and increases in personnel expense associated with Competency Compass discussed above, as well as an increase in the percentage royalties paid by us to content partners. Cost of revenues for PMD increased $0.2 million and approximated 63.7% and 56.6% of revenues for the three months ended September 30, 2004 and 2003, respectively. Cost of revenues for PMD increased as a result of the personnel redesignation associated with HospitalDirect discussed above and higher materials costs associated with content development services. We expect quarter-to-quarter fluctuations in cost of revenues for PMD due to the seasonality in live event and association activities and the variability related to our content development services.

Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) declined from approximately 67.7% for the three months ended September 30, 2003 to 64.7% for the three months ended September 30, 2004. The decrease is a result of the change in revenue mix and related cost of revenues discussed above. Gross margins for HCO were 79.6% and 81.5% for the three months ended September 30, 2004 and 2003, respectively. Gross margins for PMD were 36.3% and 43.4% for the three months ended September 30, 2004 and 2003, respectively.

Product development. Product development expenses decreased approximately $0.1 million, or 14.4%, from approximately $0.8 million for the three months ended September 30, 2003 to approximately $0.7 million for the three months ended September 30, 2004. Product development expenses as a percentage of revenues decreased from 17.7% for the three months ended September 30, 2003 to 13.1% of revenues for the three months ended September 30, 2004. The decrease as a percentage of revenues primarily relates to the redesignation of personnel associated with Competency Compass and HospitalDirect to cost of revenues.

Product development expenses for HCO increased $0.1 million over 2003 and approximated 14.6% and 14.5% of revenues for the three months ended September 30, 2004 and 2003, respectively. The increase is attributable to higher personnel costs associated with platform maintenance and development of new feature enhancements, which was partially offset by the redesignation of personnel associated with Competency Compass to cost of revenues. Product development expenses for PMD decreased approximately $0.1 million and approximated 6.6% and 17.4% of revenues for the three months ended September 30, 2004 and 2003, respectively. The decrease is primarily associated with the redesignation of personnel associated with HospitalDirect to cost of revenues, and reductions in the development of other content products. The unallocated corporate portion of our product development expenses decreased approximately $0.1 million, or 64.5%, as a result of a shift of personnel to projects that benefit the platforms for the HCO and PMD business unit products.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $0.2 million, or 17.3%, from $0.9 million for the three months ended September 30, 2003 to $1.1 million for the three months ended September 30, 2004. Sales and marketing expenses approximated 21.9% and 21.6% of revenues for the three months ended September 30, 2004 and 2003, respectively. Sales and marketing expenses for HCO increased $0.2 million and approximated 23.2% and 21.4% of revenues for the three months ended September 30, 2004 and 2003, respectively. The increase for HCO is a result of additional sales personnel and related commission expense. Sales and marketing expenses for PMD decreased slightly, and approximated 14.9% and 19.2% of revenues for the three months ended September 30, 2004 and 2003, respectively.

Depreciation and Amortization. Depreciation and amortization decreased approximately $0.3 million, or 31.9%, from $0.8 million for the three months ended September 30, 2003 to $0.5 million for the three months ended September 30, 2004. Amortization declined $0.3 million as a result of certain intangible assets and prepaid content becoming fully amortized. Depreciation expense was comparable between periods.

Other General and Administrative. Other general and administrative expenses increased slightly and approximated $1.2 million for the three months ended September 30, 2004 and 2003. Other general and administrative expenses as a percentage of revenues decreased from 26.6% for the three months ended September 30, 2003 to 23.9% for the three months ended September 30, 2004. The percentage decrease is a result of the increases in revenues.

Other Income/Expense. Other income/expense decreased approximately $20,000, or 23.5%, from approximately $85,000 for the three months ended September 30, 2003 to $65,000 for the three months ended September 30, 2004. The decrease resulted from lower interest income from cash, cash equivalents, and investments in marketable securities due to lower invested balances.

Net Loss. Net loss decreased approximately $0.4 million, or 71.6%, from $0.6 million for the three months ended September 30, 2003 to $0.2 million for the three months ended September 30, 2004 due to the factors mentioned above.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues. Revenues increased approximately $1.2 million, or 9.0%, from $13.4 million for the nine months ended September 30, 2003 to $14.6 million for the nine months ended September 30, 2004. Revenues for 2004 consisted of $10.1 million for HCO and $4.5 million for PMD. In 2003, revenues consisted of $8.9 million for HCO and $4.5 million for PMD. The increase in HCO revenues over 2003 of $1.5 million, or 26.6%, is attributable to the continued growth in revenues from our Internet-based HealthStream Learning Center subscriber base. Revenues from the maintenance and support fees associated with our installed learning management products declined, as expected, by $0.5 million. PMD revenues were comparable to the prior year, although the mix of revenues changed. Revenues from content development services increased by $0.4 million, while revenues from live event activities decreased by $0.3 million. The decline in live event revenues is a result of the medical device industry’s cautious response with respect to additional regulations associated with commercial support of educational activities. During 2004, we launched the Competency Compass and HospitalDirect products, and to datewe have not yet achieved significant revenue results for these new products.

Cost of Revenues. Cost of revenues increased approximately $0.9 million, or 20.3%, to $5.4 million for the nine months ended September 30, 2004 from $4.5 million for the nine months ended September 30, 2003. Cost of revenues as a percentage of revenues increased to 37.0% of revenues for the nine months ended September 30, 2004 from 33.5% of revenues for the nine months ended September 30, 2003. Cost of revenues increased primarily as a result of the redesignation of personnel associated with Competency Compass and HospitalDirect, as well as increased contract labor and materials associated with the increases in content development revenues, higher hosting costs associated with an additional back-up hosting facility and an increase in the percentage royalties paid by us to content partners. Personnel associated with our Competency Compass and HospitalDirect products were included in product development expenses during 2003, but are included in cost of revenues in 2004, since both products have been launched.

Cost of revenues for HCO increased $0.4 million and approximated 20.1% and 17.9% of revenues for the nine months ended September 30, 2004 and 2003, respectively. The increase for HCO is a result of expenses associated with Competency Compass personnel, increased hosting costs and an increase in the percentage royalties paid by us. Cost of revenues for PMD increased $0.4 million and approximated 65.0% and 55.9% of revenues for the nine months ended September 30, 2004 and 2003, respectively. The increase for PMD is a result of the redesignation of personnel associated with HospitalDirect and higher contract labor and materials costs associated with increases in content development services. We expect fluctuations in cost of revenues for PMD due to the seasonality of live event and association activities and the variability related to our content development services.

Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) declined from approximately 66.5% for the nine months ended September 30, 2003 to 63.0% for the nine months ended September 30, 2004. The decrease is a result of the change in revenue mix and related cost of revenues discussed above. Gross margins for HCO were 79.9% and 82.1% for the nine months ended September 30, 2004 and 2003, respectively. Gross margins for PMD were 35.0% and 44.1% for the nine months ended September 30, 2004 and 2003, respectively.

Product Development. Product development expenses decreased approximately $0.6 million, or 23.5%, from approximately $2.5 million for the nine months ended September 30, 2003 to $1.9 million for the nine months ended September 30, 2004. Product development expenses as a percentage of revenues decreased from 18.9% of revenues for the nine months ended September 30, 2003 to 13.3% for the nine months ended September 30, 2004. The decrease primarily relates to the redesignation of personnel associated with Competency Compass and HospitalDirect to cost of revenues as discussed above.

Product development expenses for HCO increased approximately $0.1 million, and approximated 15.3% and 16.3% of revenues for the nine months ended September 30, 2004 and 2003, respectively. During 2004, personnel expenses associated with Competency Compass were redesignated to cost of revenues. This shift of expense was offset by increased personnel costs associated with platform maintenance and development of new feature enhancements for our Internet-based products. Product development expenses for PMD decreased approximately $0.4 million, and approximated 6.4% and 16.6% of revenues for the nine months ended September 30, 2004 and 2003, respectively. The decrease for PMD is primarily associated with the redesignation of personnel associated with HospitalDirect to cost of revenues, and reductions in the development of other content products. The unallocated corporate portion of our product development expenses decreased approximately $0.3 million, or 69.0%, primarily as a result of the shift to HCO related projects.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $0.2 million, or 4.8%, and approximated 23.7% and 24.6% of revenues for the nine months ended September 30, 2004 and 2003, respectively. Sales and marketing expenses for HCO increased approximately $0.2 million and approximated 25.5% and 26.6% of revenues for the nine months ended September 30, 2004 and 2003, respectively. The increase for HCO is a result of additional sales personnel and related commission expense. HCO marketing and advertising expenses were comparable between periods. Sales and marketing expenses for PMD were comparable between periods, and approximated 15.9% and 17.1% of revenues for the nine months ended September 30, 2004 and 2003, respectively. PMD experienced higher commission expense during 2004, which was partially offset by reductions in personnel and related travel expenses. Commission expense is higher due to changes in product mix and the related commission rates.

Depreciation and Amortization. Depreciation and amortization decreased approximately $1.0 million, or 39.8%, from $2.5 million for the nine months ended September 30, 2003 to $1.5 million for the nine months ended September 30, 2004. Amortization declined $0.9 million as a result of certain intangible assets and prepaid content becoming fully amortized. Depreciation expense decreased $0.1 million due to certain property and equipment becoming fully depreciated.

Other General and Administrative. Other general and administrative expenses decreased approximately $0.3 million, or 7.5%, from $3.9 million for the nine months ended September 30, 2003 to $3.6 million for the nine months ended September 30, 2004. Other general and administrative expenses as a percentage of revenues decreased from 28.7% for the nine months ended September 30, 2003 to 24.4% for the nine months ended September 30, 2004. This decrease is primarily a result of reductions in administrative personnel, lower bad debt expense, and lower office expenses, which were partially offset by higher employee training costs and employee severance costs.

Other Income/Expense. Other income/expense decreased approximately $0.1 million, or 49.2%, from approximately $0.3 million for the nine months ended September 30, 2003 to $0.2 million for the nine months ended September 30, 2004. The decrease resulted from lower interest income from cash, cash equivalents, and investments in marketable securities due to lower invested balances.

Net Loss. Net loss decreased approximately $1.9 million, or 62.4%, from $3.0 million for the nine months ended September 30, 2003 to $1.1 million for the nine months ended September 30, 2004 due to the factors mentioned above.

Liquidity and Capital Resources

Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.

Net cash provided by operating activities was approximately $40,000 during the nine months ended September 30, 2004 compared to $1.2 million used in operating activities during the nine months ended September 30, 2003. The improvement over the prior year was primarily related to the decline in net loss of $1.9 million and a $0.6 million commercial support grant received during the second quarter 2004, of which approximately $0.4 million will be used for the payment of pass-through expenses during 2004 and 2005. This receipt is reflected as an increase in both commercial support liabilities and deferred revenue. Days sales outstanding, or the number of days it takes to collect accounts receivable, increased compared to the prior year, approximating 56 days for the nine months ended September 30, 2004 compared to 48 days for the nine months ended September 30, 2003. The increase in days sales outstanding is primarily a result of slower collections during the third quarter of 2004 from our HCO customers. The Company calculates days sales outstanding by dividing the accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the period. The primary uses of cash in operating activities during both the nine months ended September 30, 2004 and 2003, related to funding operations and purchases of content and other prepaid assets.

Net cash provided by investing activities was approximately $1.8 million during the nine months ended September 30, 2004 compared to approximately $5.2 million for the nine months ended September 30, 2003. The primary uses of cash during the nine months ended September 30, 2004 were to acquire property and equipment of approximately $1.4 million, offset by $2.9 million in net proceeds from the sale and maturity, net of purchases, of investments in marketable securities and $0.2 million of proceeds from collection of a note receivable – related party. Property and equipment acquisitions primarily related to hardware and software to support the growth of our product infrastructure, primarily our Internet-based learning platform. During the nine months ended September 30, 2003, we received proceeds of $5.8 million from the maturity of investments in marketable securities, offset by $0.6 million in property and equipment acquisitions.

Cash provided by financing activities was approximately $164,000 for the nine months ended September 30, 2004 and $124,000 for the nine months ended September 30, 2003. Cash provided by financing activities during 2004 and 2003 consisted of proceeds from the exercise of stock options and issuance of common stock to the Employee Stock Purchase Plan, which were partially offset by payments under capital lease obligations.

The increase in cash and cash equivalents during the nine months ended September 30, 2004 resulted from shorter average maturities of our investments, which currently have maturities of less than three months, causing all investments to be classified as cash equivalents.

As of September 30, 2004, our primary source of liquidity was $16.4 million of cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of October 31, 2004, we had cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable of approximately $15.8 million.

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

Commitments and Contingencies

We expect that content and capital expenditures will range between $0.5 and $1.0 million for the fourth quarter of 2004.

Our strategic alliances have typically provided for payments to content and distribution partners and development partners based on revenues, and we expect to continue similar arrangements in the future. We have capital lease obligations and operating lease commitments for our operating facilities in Nashville, TN and Denver, CO, and closed facilities in Dallas, TX and Raleigh, NC. Our obligation for our closed facility in Raleigh, NC ended during September 2004. We entered into a capital lease during the three months ended September 30, 2004 that includes future payments of approximately $63,000 over three years. Other than this capital lease, the completion of the lease obligation in Raleigh, NC and regularly scheduled payments for our other commitments, there have been no material changes in the future anticipated payments for our commitments and other contractual obligations from that reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates. We do not have any commodity price risk. As of September 30, 2004, we had no outstanding indebtedness other than approximately $62,000 of capital lease obligations. Accordingly, we are not exposed to significant market risk. We are exposed to market risk with respect to the cash and cash equivalents and marketable securities in which we invest. At October 31, 2004, we had approximately $15.8 million of cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest that were invested in a combination of short term investments. Current investment rates of return approximate 1-2%. Assuming a 1.5% rate of return on $15.8 million of investments, a hypothetical 10% decrease in interest rates would decrease interest income and increase net loss on an annualized basis by approximately $24,000.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

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
Arthur E. Newman
Chief Financial Officer November 12, 2004

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