Form 10-K
period 2004-12-31
HEALTHSTREAM INC
filed 2005-03-18
CIK 1095565

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the NASDAQ National Market on June 30, 2004 was $26,701,267. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 15, 2005, there were 20,700,620 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Item 1. Business

OVERVIEW AND HISTORY

HealthStream, Inc. (“HealthStream” or the “Company”) provides Internet-based solutions and services to meet the training and education needs of the healthcare industry. Our learning solutions are helping healthcare organizations to improve compliance, develop their workforce, and reduce risks. Focused primarily on healthcare organizations (HCO) and pharmaceutical and medical device companies (PMD), HealthStream’s customers are comprised of over 1,000 healthcare organizations (predominately acute-care facilities) throughout the United States and include relationships with some of the top medical device and pharmaceutical companies.

The Company’s flagship product is the “HealthStream Learning Center™,” our proprietary, Internet-based learning platform, which currently has approximately 1,168,000 contracted hospital-based subscribers. We released Competency Compass™, an online performance assessment and management solution, HealthStreamR Express, a scaled-down version of our Internet-based learning platform, and HospitalDirectR, a software application that delivers product training in hospitals, during 2003. Services provided to and on behalf of pharmaceutical and medical device companies include live and online education and training activities for healthcare professionals, as well as medical industry sales representatives. Medical device companies provide device training within hospitals through our HospitalDirectR platform, and along with pharmaceutical companies, also provide commercial support for some of our continuing education activities.

Headquartered in Nashville, Tennessee, the Company was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. Including a satellite office in Denver, Colorado, HealthStream has 146 employees. From an initial focus on technology-based training, HealthStream has evolved to provide full-service delivery of training and education for the healthcare industry. The Company completed its initial public offering (IPO) in April of 2000.

INDUSTRY BACKGROUND

According to the Centers for Medicare and Medicaid Services (CMS), the healthcare industry exceeded $1.6 trillion of spending in 2004, or approximately 15 percent of the gross domestic product. Hospital care expenditures accounted for $496 billion, or 31%, of the $1.6 trillion industry. Approximately 10.4 million professionals are employed in the healthcare segment of the domestic economy, with slightly more than half, or 5.6 million, employed in healthcare organizations, our target market for the HealthStream Learning Center™ and HospitalDirectR.

The 5.6 million healthcare organization professionals predominately work in the nation’s approximately 5,000 acute-care hospitals, and are required by federal mandates and accrediting bodies to train in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA), and the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, for all institutional-based healthcare workers as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act (HIPAA).

In hospitals, staffing issues and personnel shortages have also contributed to the need for enhanced workforce development as well as additional competency based training. The American College of Healthcare Executives reported in October 2004 that 72% of hospital CEOs were experiencing a nursing shortage at their facilities. According to U.S. Bureau of Labor Statistics (February 2004) Monthly Labor Review, more than one million new and replacement nurses will be needed by 2012. For the first time, the U.S. Department of Labor has identified Registered Nursing as the top occupation in terms of job growth through the year 2012. As reported by the American Journal of Nursing (April 2003), offering training and educational opportunities to hospital personnel is increasingly recommended as a retention and recruitment incentive.

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

HEALTHSTREAM’S SOLUTIONS

Services to healthcare organizations

HealthStream’s solutions help healthcare organizations meet their ongoing training, education, and compliance needs. We bring training and education content together with administrative and management tools through our Internet-based platform, the HealthStream Learning Center™ (HLC) and HealthStreamR Express. This combination supports healthcare administrators in configuring training to meet the precise needs of different groups of employees, modifying training materials, and documenting that training has been completed. At December 31, 2004, 1,168,000 healthcare professionals had contracted subscriptions for our services. Pricing for the HLC is subscription based, with fees based on the number of users, content provided and other factors. We offer training, implementation and account management services to facilitate integration of this technology product into our customer’s operating environments. Fees for training are based on the time and efforts of the personnel involved.

Our online content is hosted in a central data center that allows end users Internet access to HLC services, thereby eliminating the need for onsite local implementations of installed learning management products. As a result, a significant number of our customers that historically used our installed learning management products have transitioned to our Internet-based platform. Our installed learning management software contracts historically consisted of an upfront license fee, additional content sales, and ongoing maintenance and support. Although we no longer actively sell our installed learning management products, we continue to provide these customers ongoing maintenance and support. We continue to provide our installed learning management customers with product updates and are looking to provide additional content access capabilities to these customers.

We also offer our customers an online competency assessment and performance management solution, Competency Compass™. Competency assessment is a requirement of hospitals and healthcare organizations for maintaining accreditation, based on new JCAHO requirements to evaluate, document, and report performance competencies. The Competency Compass™ provides an effective means of determining which competencies are associated with each position and evaluating and documenting competency assessments. To facilitate this process, a comprehensive dictionary of job profiles used in healthcare organizations is included in Competency Compass™ that lists corresponding competencies associated with each of those jobs. This product is intended to facilitate a custom training program of courses available through the HLC that uniquely responds to the needs identified for individual employees.

Along with the Internet-based HLC, we also offer healthcare organizations full-service capabilities to convert existing course materials to a Web-enabled format through our HealthStream Authoring Center™. Pricing for this product is subscription based, with fees based on the number of users and a separate fee for licenses.

Our strategy is to expand our content offerings and other services to existing customers and grow our existing customer base of approximately 1,168,000 contracted subscribers using the Internet-based HLC, while continuing to transition our installed learning management product customers to our Internet-based HLC. We believe our existing sales force and market conditions offer us the opportunity to continue to grow our HLC customer base.

Services to pharmaceutical and medical device companies

Our services to pharmaceutical companies and medical device companies include live and online educational and training activities for healthcare professionals, as well as online training for medical industry sales representatives. As an accredited provider of continuing education activities for physicians, nurses, pharmacists and other healthcare professionals, our services include planning, development, implementation and administration of these activities. Services for live activities can further include development of course agendas, coordination of subject matter experts, preparation of course materials, and registration of attendees. Pricing for live activity services are based on the scope of the project, including the size of the event, number of attendees and other factors. Live educational activities also include preceptorships and proctorships for various specialties that take place within the hospital environment. Preceptorships and proctorships are live interactive activities with small groups of healthcare professionals, designed to provide them with supervised experience in a clinical environment. Pricing for these activities is usually based on a per attendee basis. Pricing for online activities varies from project to project, and is based on time and efforts of the personnel involved. Mandated training for manufacturer sales force personnel is priced on a per user basis. We also offer both live and archived Web casts of medical procedures, thought-leader discussions, and other events in a cost effective manner to facilitate the provision of training or continuing education. In addition, we can develop custom courseware for our customers’ specific training needs. Pricing for these services is generally based on time and efforts involved. Our development group responsible for such services includes programmers, instructional and multimedia designers, graphic artists, and project managers. In addition to our development employees, we also utilize third party resources as needed. Live and online continuing education activities may be supported by an educational grant by a pharmaceutical or medical device company. Fees or the amount of the grant vary based on the scope of the event, the target audience, publicity and other peripheral services related to the event.

HospitalDirectR, introduced in 2003, is intended to leverage our subscriber network of hospital-based personnel by delivering online product training and other educational activities through our Internet-based HLC. Pricing charged to medical device and pharmaceutical companies includes initial content development services and subsequent subscription pricing based on the number of hospital facilities selected to receive the training and education.

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

ACQUISITIONS

We acquired seven companies between 2000 and 2001. To date, our acquisitions have focused on adding products or services, increasing our customer base and/or providing enabling technologies that are complementary to our existing business. We believe we have recognized economies of scale through acquisitions in markets in which we already had a presence. In addition, we have expanded our product and service offerings by leveraging products that can operate on our existing technology platform. To date, all acquisitions have been accounted for using the purchase method of accounting.

CUSTOMERS

We provide our training and education solutions to customers across a broad range of entities within the healthcare industry, including healthcare organizations (including government entities) and pharmaceutical and medical device companies. We derived approximately 15% of net revenue from HCA, Inc. during both 2004 and 2003. During both 2004 and 2003, no other customers represented more than 10% of our net revenue. The following is a partial list of customers that have purchased or contracted for products and services from HealthStream.

Healthcare Organizations	Pharmaceutical and Medical Device Companies
HCA Inc.	Cordis Endovascular Division of Cordis Corporation
Tenet Healthcare Corporation	Aesculap Inc.
CHRISTUS Health	BiogenIdec, Inc.
Waterbury Hospital	McKesson Corporation

SALES, MARKETING, AND CUSTOMER SUPPORT

We market our products and services primarily through our direct sales force. As of December 31, 2004, our sales and relationship management personnel consisted of approximately 33 employees based at our corporate headquarters in Nashville, Tennessee and in Denver, Colorado, as well as remote home office sales locations. Our geographically dispersed field sales organization is divided into teams focused on our hospital audience and our pharmaceutical and medical device audience. In addition to sales professionals, we also employ account managers who work to develop and expand relationships, including contract renewals, with our hospital customers, and program managers who are responsible for services associated with pharmaceutical and medical device customers.

We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups and trade shows, online promotion and demonstrations, telemarketing campaigns, public relations, distribution of product specific literature, direct mail and advertising. Annually, we host a national users’ group in Nashville known as “The Summit”. We have an in-house marketing team that is responsible for these initiatives and for working with, and supporting, our product managers and sales force. We also have an in-house research team focused on ensuring that our sales professionals have appropriate market and target information.

We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services and recurring sales are dependent on the strength of our customer service, operations and support team. Our customer service, operations and support team consists of approximately 29 employees located in our corporate headquarters in Nashville. This team provides customer support to end users through a toll-free telephone line as well as electronic mail. Our representatives are trained to understand our philosophy, our products and services, and our specific sales, marketing and support issues. This team also maintains an ongoing dialog with our customer base to ensure a complete understanding of customer needs. These personnel also assist with ongoing issues and training of our products as well as to ensure anticipated renewals and incremental sales are achieved. The remaining personnel on this team are responsible for training, implementation and support of HLC, HealthStreamR Express, and installed learning management customers.

TECHNOLOGY MANAGEMENT

Our services are designed to be secure, reliable, and expandable. Our software is a combination of proprietary and commercially-available software and operating systems. This combination of software supports acquisition and conversion of content, hosting and management of that content, publication of our Web sites, downloads of courseware, registration, tracking of users, and reporting of information for both internal and external use. We designed our services to allow each component to be independently scaled by adding commercially-available hardware and a combination of commercially-available and proprietary software components.

Our network infrastructure, Web sites, and servers that deliver our services are hosted by third party providers. Our primary data center and hosting facility is in Chicago, while a second data center and hosting facility in Nashville (with a second vendor) was added in 2004. We are not currently serving customers out of the second hosting facility, but we continue to work to configure this location as a disaster recovery facility. Both providers maintain our equipment in a secure environment, including multiple redundancies in power sources and network connections. Our providers’ hosting centers are connected to the Internet through multiple, redundant high-speed fiber optic circuits. Company personnel monitor all servers, networks, and systems on a continuous basis. Together with our providers, we employ several levels of enterprise firewall systems to protect our databases, customer information, and content library. Backups of customer data are performed on a daily basis. Data is secured at a remote location on a weekly basis.

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

In addition to the competing delivery methods described above, we also have direct competitors. A number of companies offer competitive installed and Web based learning management products to the healthcare industry. We also compete with large scale learning management system providers such as SABA, SumTotal Systems, Thinq and Thomson Delmar that provide their services to multiple industries, including healthcare. Finally, over the past year we have also seen an increase in a teaming approach between consulting and technology entities to address larger scale projects.

We believe our solutions, which include both products and services that facilitate training for healthcare professionals, a wide assortment of content, a mechanism for measuring results, and the ability to provide all our services on a single platform over the Internet, provide us with a competitive advantage. We believe that the principal competitive factors affecting the marketing of e-learning services to the healthcare industry include:

●	features of the HLC product, including reporting, management functionality, courseware assignment, scalability, and the ability to track utilization and results;

●	scope and variety of Internet-based learning content available, including mandated content for OSHA, JCAHO, patient safety, and HIPAA requirements, competency-based content, as well as the ability of our customers to create and host their own Web-enabled content;

●	scope and quality of professional services offered, including implementation, training and the expertise and technical knowledge of the customers’ employees;

●	ability to access and leverage an existing customer base to increase exposure for pharmaceutical and medical device companies;

●	competitive pricing, which supports a return on investment when compared to other alternatives;

●	customer service and support; and

●	effectiveness of sales and marketing efforts, and company reputation.

Collectively, we believe these capabilities provide us with the ability to improve the quality of healthcare by improving the quality and accessibility of healthcare training.

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

The Internet

The laws and regulations that govern our business change rapidly. The United States government and the governments of some states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

●	Privacy Law. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use, confidentiality and disclosure of personal information could limit our ability to collect information or use the information in our databases or derived from other sources, to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation.

●	Encryption Laws. Many copyright owner associations have lobbied the federal government for laws requiring copyrighted materials transmitted over the Internet to be digitally encrypted in order to track rights and prevent unauthorized use of copyrighted materials. If these laws are adopted, we may incur substantial costs to comply with these requirements or change the way we do business.

●	Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us violates these regulations.

●	Information Security Accountability Regulation. A couple of bills are pending in Congress that could require public companies to obtain certification by an independent third party of the company’s computer information security. If this legislation is enacted, we may incur costs to comply with these security requirements. The preliminary nature of such legislation and the lack of related guidance makes estimation of related costs difficult. In addition, at least one state has enacted legislation that requires companies to notify customers of any security breaches. If the Company is required to make a public announcement regarding a breach of security, it could have a negative impact on our business.

●	Sales and Use Tax. Through December 31, 2004, we collected sales, use or other taxes on taxable transactions in all states in which we have employees. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet.

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

Continuing Education (CE). State nurse practice laws are usually the source of authority for establishing the state board of nursing, which then establishes the state’s CE requirements for professional nurses. Continuing education programs are provided through accredited providers approved by the American Nurses Credentialing Center Commission on Accreditation and/or the state board of nursing. CE requirements vary widely from state to state. Twenty-nine states require some form of CE in order to renew a nurse’s license. In some states, the CE requirement only applies to re-licensure of advance practice nurses, or additional CEs may be required of this category of nurses. On average, 12 to 15 CEs are required annually, with reporting generally on a bi-annual basis. Certifications may also require continuing education credits (e.g., CNOR — certification of perioperative nursing).

Continuing Medical Education (CME). State licensing boards, professional organizations and employers require physicians to certify that they have accumulated a minimum number of continuing medical education hours to maintain their licenses. Generally, each state’s medical practice laws authorize the state’s board of medicine to establish and track CME requirements. Thirty-four state medical licensing boards currently have CME requirements. The number of CME hours required by each state ranges up to 50 hours or more per year. Other sources of CME requirements are state medical societies and practice specialty boards. The failure to obtain the requisite amount and type of CME could result in non-renewal of the physician’s license to practice medicine and/or membership in a medical or practice specialty society. The American Medical Association’s, or AMA’s, Physician Recognition Award, or PRA, is the most widely recognized certificate for acknowledging physician completion of a CME course. The AMA classifies continuing education activities as either category 1, which includes formal CME activities, or category 2, which includes most informal activities. Sponsors want to designate CME activities for AMA PRA category 1 because this has become the benchmark for quality in formally organized educational activities. Most agencies nationwide that require CME participation specify AMA PRA category 1 credit. Only institutions and organizations accredited to provide CME can designate an activity for AMA PRA category 1. The Accreditation Council for Continuing Medical Education, or ACCME, is responsible for the accreditation of medical schools, state medical societies and other institutions and organizations that provide CME activities for a national or regional audience of physicians. Only institutions and organizations are accredited. The ACCME and state medical societies do not accredit or approve individual activities. State medical societies, operating under the aegis of the ACCME, accredit institutions and organizations that provide CME activities primarily for physicians within the state or bordering states. We are an accredited provider of CME by the ACCME.

Office of the Inspector General (OIG) of the Department of Health and Human Services (HHS)

The OIG issued Compliance Program Guidelines for Pharmaceutical Manufacturers (Guidelines) in April 2003. This document includes guidelines related to continuing educational activities supported by pharmaceutical and medical device companies. The Guidelines could affect the type and extent of future support for our continuing education activities. The trade associations for the pharmaceutical and medical device industries (PhRMA and AdvaMed, respectively) have also promulgated their own codes of ethics. The Company follows the rules and guidelines provided by ACCME, ANCC, and other continuing education accrediting bodies to ensure that its continuing education programming is free from commercial bias and consistent with the OIG Guidelines.

The U.S. Food and Drug Administration and the Federal Trade Commission

Current FDA and FTC rules and enforcement actions and regulatory policies or those that the FDA or the FTC may develop in the future could have a material adverse effect on our ability to provide existing or future applications or services to our end users or obtain the necessary corporate sponsorship to do so. The FDA and the FTC regulate the form, content and dissemination of labeling, advertising and promotional materials, including direct-to-consumer prescription drug and medical device advertising, prepared by, or for, pharmaceutical, biotechnology or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, regulated companies must limit their advertising and promotional materials to discussions of the FDA-approved claims and, in limited circumstances, to a limited number of claims not approved by the FDA. Therefore, any information that promotes the use of pharmaceutical or medical device products that is presented with our services is subject to the full array of the FDA and FTC requirements and enforcement actions. We believe that banner advertisements, sponsorship links and any educational programs that lack independent editorial control that we may present with our services could be subject to FDA or FTC regulation. While the FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on the advertiser, if the FDA or FTC finds that any regulated information presented with our services violates FDA or FTC regulations, they may take regulatory action against us or the advertiser or sponsor of that information. In 1996, the FDA announced it would develop a guidance document expressing a broad set of policies dealing with the promotion of pharmaceutical, biotechnology and medical device products on the Internet. The FDA has yet to issue that guidance document, and it is not clear when such document may be released. The FDA guidance document may reflect new regulatory policies that more tightly regulate the format and content of promotional information on the Internet.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements and procedures with employees, consultants and other third parties, license agreements with consultants, vendors and customers, and by controlling access to our software, documentation and other proprietary information. We own federal trademark and service mark registrations for the marks “HEALTHSTREAM”, “HOSPITALDIRECT” and “OR PROTOCOL.”

We obtain the content that we license to our customers through a combination of license agreements with publishers or authors, assignments and work-for-hire arrangements with third parties, and development by employees. We require publishers, authors and other third parties to represent and warrant that their content does not infringe on any third-party intellectual property rights and that they have the right to provide their content and have obtained all third-party consents necessary to do so. Our publishers, authors and other third parties also agree to indemnify us against liability we might sustain due to the content they provide.

If a third party asserts a claim that we have infringed their intellectual property, we may be required to redesign our products or enter into royalty or licensing agreements. In addition, we license technologies from third parties for incorporation into our services. Royalty and licensing agreements with these third parties may not be available on terms acceptable to us, if at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

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

OUR EMPLOYEES

As of December 31, 2004, we employed 146 persons. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a brief summary of the business experience of each of the executive officers of the Company. Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	38	Chief Executive Officer, President and Chairman of the Board of Directors
Arthur E. Newman	56	Senior Vice President and Chief Financial Officer, Compliance Officer
Fred Perner	51	Senior Vice President
Susan A. Brownie	40	Senior Vice President, Corporate Secretary

Robert A. Frist, Jr., one of our co-founders, has served as our chief executive officer and chairman of the board of directors since 1990 and president since 2001. Mr. Frist serves on the board of directors of HearingPlanet, Inc., an online hearing aid distribution company. He graduated with a Bachelor of Science in business with concentrations in finance, economics and marketing from Trinity University.

Arthur E. Newman has served as our chief financial officer and senior vice president since January 2000. Mr. Newman assumed compliance officer responsibilities in October 2004. From April 1990 to August 1999, Mr. Newman served as executive vice president overseeing finance, human resources, information systems and customer service and fulfillment for Lippincott, Williams and Wilkins, formerly Waverly, Inc., a publicly traded medical sciences publisher. In May 1998, Waverly was acquired by Wolters Kluwer and merged with Wolters Kluwer’s existing U.S. based medical publisher, Lippincott-Raven Publishers. From August 1999 to January 2000, Mr. Newman served as the chief technology officer for Wolters Kluwer’s scientific, technical and medical companies consisting of five separate units. Mr. Newman holds a Bachelor of Science in chemistry from the University of Miami and a Masters of Business Administration from Rutgers University.

Fred Perner has served as senior vice president since November 2000 and senior director from July 2000 to November 2000. During 2004, Mr. Perner assumed responsibility for sales and marketing in addition to other areas. From January 1999 until June 2000, Mr. Perner served as president of Education Design, Inc., a company acquired by HealthStream in July 2000. Mr. Perner served as corporate director of marketing for the Association of periOperative Registered Nurses from 1996 to 1999. From 1976 to 1988, Mr. Perner served various positions, including vice president of marketing and business development for the medical device group of Bristol Myers Squibb. Mr. Perner holds a Bachelor of Science in general management and a Masters in Business Administration from Indiana University. Mr. Perner also holds a J.D. from the University of Denver College of Law.

Susan A. Brownie was promoted to Senior Vice President in early 2005. Before her promotion, Ms. Brownie served as our vice president of finance and corporate controller since joining us in November 1999. Ms. Brownie assumed corporate secretary responsibilities in October 2004. From August 1986 until 1999, Ms. Brownie worked for KPMG LLP, a public accounting and consulting firm, most recently as a senior manager. Ms. Brownie serves on the board of directors of Levy’s Inc., a clothing retailer. She holds a Bachelor of Business Administration from the College of William and Mary and is a certified public accountant.

RISK FACTORS

We believe that the risks and uncertainties described below and elsewhere in this document are the principal material risks facing the Company as of the date of this report. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks and by any unknown risks. The trading price of our common stock could decline due to any of the following risks or any unknown risks.

Risks related to our business model.

We may be unable to effectively implement our growth strategy which could have an adverse effect on our business and competitive position in the industry.

Our business strategy includes increasing our market share and presence through sales to new customers, transitioning existing customers, further penetration and additional sales to existing customers and introductions of new products and services. Some of the risks that we may encounter in implementing our growth strategy include:

●	expenses, delays and difficulties of identifying and integrating new products or services into our existing organization;

●	inability to leverage our operational and financial systems sufficient to support our growth;

●	diversion of management’s attention from daily operations;

●	inability to generate sufficient revenue from new products to offset investment costs; and

●	inability to effectively identify, manage and exploit existing and emerging market opportunities.

If any of these risks are realized, our business could suffer.

We may be unable to effectively identify, complete or integrate the operations of future acquisitions.

As part of our growth strategy, we are actively reviewing possible strategic acquisitions that complement or enhance our business. We may not be able to identify, complete or integrate the operations of future acquisitions. In addition, if we finance acquisitions by issuing equity securities, our existing shareholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions and investments, our business prospects may be seriously harmed. Some of the risks that we may encounter in implementing our acquisition strategy include:

●	expenses, delays or difficulties of identifying and integrating acquired companies into our organization;

●	diversion of management’s attention from daily operations; and

●	inability to generate sufficient revenues from future acquisitions to offset acquisition costs.

Certain revenue components are subject to significant fluctuations.

As revenues from our subscription business continue to increase, a larger portion of our revenues will be more easily forecasted; however, quarterly performance may be more subject to fluctuations associated with our project based business, which generally relates to our pharmaceutical and medical device business. This business is generally associated with recurring customer relationships, however services are generally specific and relate to product launches or training events that may vary from year to year. The magnitude of such contracts may vary widely.

Our sales cycle is lengthy and can vary widely.

The period from our initial contact with a potential customer and the first purchase of our solution by the customer typically ranges from three to nine months, and in some cases has extended much further. The range in the sales cycle can be impacted by factors including an increasing trend towards more formal requests for proposals (RFP’s) process, more competition within our space, as well as formal budget timelines which impact timing of purchases by target customers. As a result of these factors, we have only limited ability to forecast the timing and type of sales. This, in turn, makes it more difficult to predict quarterly financial performance.

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

We have begun to encounter more competition from new companies focused on training and continuing education in the healthcare industry. While we have not experienced direct competition across all of our products and services with a single provider, as the market for online training and continuing education becomes saturated with competitors, our business may suffer.

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

We plan to increase our revenues through sales to new customers as well as increasing our sales of additional courseware subscriptions and other products and services to existing customers. Our identification of additional features, content, products and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our base of Internet-based customers or adoption of new methodology by new customers. Because healthcare training continues to change and evolve, we may be unable to accurately predict and develop features, content and other products to address the needs of the healthcare industry. During the past two years, we have invested in new products including HospitalDirectR, HealthStreamR Express, and Competency Compass™. If these products are not accepted by new or existing customers, we may not be able to recover the cost of this development and our business will be harmed. Continued growth of our Internet-based customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as continued content, product and service enhancements to address the needs of the healthcare industry.

Within the healthcare industry, our customer channels are focused on two segments: healthcare organizations and pharmaceutical/ medical device companies. We rely on spending within these two segments and our business may suffer if financial pressures cause our potential or existing customers to cut back on our services.

There are several economic factors that have had an impact on the nation’s approximately 5,000 acute care hospitals. Some of these factors include labor costs, which as recently as 2002 constituted 40 percent of hospital revenues, according to the Centers for Medicare and Medicaid (CMS), with half of that allocated for staffing nurses. Also, the reduced Medicare payment increases that resulted from the Balanced Budget Act of 1997 and the lower payments that most hospitals accepted from managed care companies in the last several years have both had an adverse financial effect on the hospital segment. These financial pressures, along with several major hospital defaults and bankruptcies, have resulted in limited access to capital for hospitals. As HealthStream’s target market within the healthcare industry, hospitals’ financial pressures are salient in achieving our business objectives.

Financial analysts generally believe that medical device companies enjoy higher revenues and earnings growth, relative to their medical supply company counterparts, although they’re considered more volatile. The medical device industry is highly concentrated; the largest two percent of the 6,000 U.S. medical device firms account for nearly half of the industry’s sales, according to the CMS. In addition, relatively short product life cycles for medical devices make the management and marketing strategies particularly crucial in this segment. These economic factors contribute to the volatility of this customer channel for HealthStream.

The top ten pharmaceutical companies account for 60 percent of U.S. drug sales, with the top company owning a ten percent market share of the U.S. pharmaceutical market in 2001, according to CMS. Successful research and development is the key driver for long-term growth, yet this may be held constant or reduced during profit crunches—like that experienced by some companies as the patent expires on their blockbuster drugs. Both branded and generic pharmaceutical companies fiercely litigate intellectually property and, as a result, may experience adverse financial consequences. Over the past few years, pharmaceutical companies experienced a significant increase in public scrutiny with respect to product development, testing and introductions in certain specific treatment areas. Continued restrictions or further extending the testing and product launch cycle could have a negative impact on our sales to and revenues from pharmaceutical companies. As one of our two customer channels, these characteristics of the pharmaceutical and medical device segment could have an impact on HealthStream.

Financial Risks

A significant portion of our revenue is generated from a relatively small number of customers.

We provide our Internet-based training and education services to HCA Information Technology & Services, Inc. (HCA) pursuant to an agreement that expires in October 2005. During 2004, we derived approximately 15%, or $2.9 million, of our net revenues from HCA. HCA has the right to terminate this agreement if we fail to deliver the required services under this agreement on a timely basis. We also derive a significant portion of our revenues from a relatively small number of customers. A termination of our agreement with HCA or several of our other significant customers or a failure by HCA or other significant customers to renew their contracts would have a material adverse effect on our business.

The percentage of our business that is subject to renewal continues to increase, which makes it difficult to predict the rate of customer subscription renewals and the impact those renewals will have on our revenue and operating results.

Our Internet-based HLC customers have no obligation to renew their subscriptions for our products or services after the expiration of the initial subscription period and in fact, some customers have elected not to renew their subscription. In addition, our customers may renew at a lower pricing or activity level. Our historical data with respect to rates of customer subscription renewals is based on lower levels of contract renewal activity. During the year ended December 31, 2004, we renewed 85% of the annual contract value up for renewal and over 80% of the contracts which were up for renewal. We expect that the number of accounts up for renewal will increase during and after 2005, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our revenues could be adversely affected, which would have a material adverse affect on our results of operations and financial position. In addition, much of our live event activity is of a recurring and predictable nature, however, we do not have any long term contracts that obligate these customers beyond the current contract terms. If our customers do not renew their arrangements for our service, or if their activity levels decline, our revenue may decline and our business will suffer.

Our future success also depends in part on our ability to sell additional features or enhanced editions of our service to our current customers. This may require increasingly sophisticated and costly sales efforts that require targeting, contact with, or approval by our customer’s senior management. If these efforts are not successful, our business may suffer.

The timing of our revenue recognition from sales activity is dependent upon achievement of certain events, and our inability to accurately predict them will harm our operating results.

Our ability to record revenues is dependent upon several factors including the transfer of customer-specific information such as unique subscriber IDs, which are required for us to implement customers on our Internet-based learning platform. Accordingly, if customers do not provide us with the specified information in a timely manner, our ability to recognize revenues will be delayed, which could adversely impact our operating results. In addition, completion and acceptance by our customers of developed content and courseware must be achieved, and utilization of courseware is required in connection with subscription Internet-based learning products and commercial support arrangements for us to recognize revenues. As we noted above, while we have been successful in achieving growth in the percentage of subscription based revenues, our project based revenues are subject to significant fluctuations.

Because we recognize revenue from subscriptions for our products and services over the term of the subscription period, downturns or upturns in sales may not be immediately reflected in our operating results.

We recognize a large portion of our revenue from customers monthly over the terms of their subscription agreements, which are typically one to three years, although terms can range from less than one to up to five years. As a result, much of the revenue we report in each quarter is related to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

We may not be able to meet our strategic business objectives unless we obtain additional financing, which may not be available to us on favorable terms or at all.

The net proceeds of our initial public offering, or IPO, and the preceding private offerings of our common and preferred stock, together with our current cash reserves and results of operations, are expected to be sufficient to meet our cash requirements through at least 2005. However, we may need to raise additional funds in order to:

●	develop new, or enhance existing, services or products;

●	respond to competitive pressures;

●	finance working capital requirements;

●	sustain content and development relationships; or

●	acquire complementary businesses, technology, content or products.

At December 31, 2004, we had approximately $16.5 million in cash, cash equivalents, restricted cash, investments in marketable securities and related interest receivable. We have commitments to pay approximately $300,000 in 2005 related to certain agreements with various content partners and other strategic agreements. We expect to incur approximately $3.0 million of capital expenditures and content purchases during 2005 to support our business. We expect net operating losses to continue for at least one quarter of 2005. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be reduced.

Our relatively short operating history may prevent us from forecasting our results of operations accurately.

As a result of our short operating history and lack of sustained success in executing our growth strategy, we do not have historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicators of future performance. In addition, our operating results may vary substantially. This variability results primarily from the differences in levels of sales activity, introductions of new products and services, and the related revenue recognition for our various products and services. In one or more future quarters, our results of operations may fall below recent operating trends or the expectations of securities analysts and investors, and the trading price of our common stock may decline.

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

Risks Related to Sales, Marketing and Competition

We continue to refine our pricing and our products and services and cannot predict whether the ongoing changes will be accepted.

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

We have provided our online products and services for approximately five years and continue to develop our ability to provide our courses and education management systems on both a subscription and transactional basis over the Internet. Our future success will depend on our ability to effectively develop the infrastructure, including additional hardware and software, and implement the services, including customer support, necessary to meet the demand for our services. Our inability from time to time to successfully develop the necessary systems and implement the necessary services on a timely basis has resulted in our customers experiencing some delays or interruptions in their service. Such delays or interruptions may cause customers to become dissatisfied with our service and move to competing providers of traditional and online training and education services. If this happens, our revenues could be adversely affected, which would have a material adverse effect on our financial condition.

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

An unexpected event like a telecommunications failure, fire, flood, earthquake, or other catastrophic loss at our Internet service providers’ facilities or at our on-site data facility could cause the loss of critical data and prevent us from offering our products and services. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our Web server and network systems and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems and software.

We may lose users and lose revenues if our security measures fail.

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

We may be liable to third parties for the content in our online library if the text, graphics, software or other content in our library violates copyright, trademark, or other intellectual property rights, our content partners violate their contractual obligations to others by providing content to our library or the content does not conform to accepted standards of care in the healthcare profession. We attempt to minimize these types of liabilities by requiring representations and warranties relating to our content partners’ ownership of the rights to distribute as well as the accuracy of their content. We also take necessary measures to review this content ourselves. Although our agreements with our content partners contain provisions providing for indemnification by the content providers in the event of inaccurate content, we cannot assure you that our content partners will have the financial resources to meet this obligation. Alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management’s attention away from our business. See “Business — Intellectual Property and Other Proprietary Rights” for a more complete discussion of the potential effects of this liability on our business.

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

Item 2. Properties

Our principal office is located in Nashville, Tennessee. Our lease for approximately 31,000 square feet at this location expires in April 2005. The lease provides for a five-year renewal option with rent at rates which are substantially similar to current rates. We anticipate renewing or renegotiating our Nashville office lease at rates substantially similar to our current lease. Rent at this location is approximately $22,000 per month through April 2005.

We are leasing approximately 8,000 square feet of office space in Denver, Colorado for our satellite office. The lease expires in March 2010 and has monthly rent of approximately $9,000.

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

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market under the ticker symbol HSTM:

	High	Low
2004

First Quarter	$3.04	$1.75
Second Quarter	2.53	1.86
Third Quarter	2.10	1.61
Fourth Quarter	3.10	1.87

2003

First Quarter	$1.86	$1.00
Second Quarter	2.69	1.00
Third Quarter	3.85	2.15
Fourth Quarter	3.10	2.50

On March 8, 2005, there were 223 registered holders and approximately 2,100 beneficial holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations.

RECENT SALES OF UNREGISTERED SECURITIES

There have been no sales of unregistered securities since December 31, 2003.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no stock repurchases by the Company in the fourth quarter of 2004.

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

The net offering proceeds to the Company after deducting the total expenses noted above were approximately $42,200,000. From the effective date of the Registration Statement through December 31, 2004, we have used approximately $34,700,000 of the net offering proceeds to fund general operating expenses, acquisitions and other working capital needs.

Item 6. Selected Financial Data

The selected statements of operations data for the three-year period ended December 31, 2004 and the balance sheet data as of December 31, 2004 and 2003 are derived from our financial statements that have been audited by Ernst & Young LLP, our independent registered public accounting firm, and are included elsewhere in this report. You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report.

HealthStream acquired seven companies between 2000 and 2001. As a result of these acquisitions, the annual results presented below are not comparable. Revenues may be subject to fluctuations as discussed further in “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” located elsewhere in this report. During 2002, we adopted SFAS No. 142 “Goodwill and Intangible Assets,” which eliminated the amortization of goodwill and indefinite lived intangible assets. In accordance with the provisions of SFAS No. 142, we recorded a transitional goodwill impairment charge of $5.0 million, in our HCO business unit, as a cumulative effect of a change in accounting principle as of January 1, 2002. As a result of this accounting change, the annual results presented below are not comparable. See Note 5 to the Consolidated Financial Statements for details. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2004	2003	2002	2001	2000
		(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$20,057	$18,195	$15,790	$13,503	$9,652
Operating costs and expenses:
Cost of revenues	7,277	6,268	5,970	5,772	4,357
Product development	2,531	3,247	4,679	5,041	5,639
Sales, marketing, general and administrative expenses	9,433	9,431	12,835	13,019	15,428
Depreciation and amortization	2,107	3,048	4,395	9,936	6,901
Office consolidation charge	—	—	164	401	—
Impairment of long-lived assets	—	—	105	712	—

Total operating costs and expenses	21,348	21,994	28,148	34,881	32,325
Loss from operations	(1,291)	(3,799)	(12,358)	(21,378)	(22,673)
Other income (expense)	243	387	717	1,802	2,388

Net loss, before cumulative effect of a change in accounting principle	(1,048)	(3,412)	(11,641)	(19,576)	(20,285)
Cumulative effect of a change in accounting principle	—	—	(5,000)	—	—

Net loss	$(1,048)	$(3,412)	$(16,641)	$(19,576)	$(20,285)

Net loss per share – basic and diluted, before cumulative effect of a change in accounting principle	$(0.05)	$(0.17)	$(0.57)	$(0.98)	$(1.29)
Cumulative effect of a change in accounting principle	—	—	(0.25)	—	—

Net loss per share – basic and diluted	$(0.05)	$(0.17)	$(0.82)	$(0.98)	$(1.29)

Weighted average shares of common stock outstanding – basic and diluted	20,586	20,383	20,261	19,921	15,786

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$2,257	$3,220	$4,070	$4,747	$19,831
Investments in marketable securities –short and long term	14,025	13,958	15,153	21,410	20,341
Working capital	15,675	16,316	14,912	17,945	26,436
Total assets	28,557	28,399	32,913	49,247	70,452
Deferred revenue	3,988	3,059	3,346	3,274	2,764
Long-term debt and capital leases, net of current portion	29	1	41	119	216
Shareholders’ equity	21,730	22,558	25,896	42,543	62,017

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

OVERVIEW

HealthStream was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. The Company focuses on being a facilitator of solutions and training tools for entities in the healthcare industry. Revenues from the healthcare organizations business unit (HCO) are derived from the following categories: provision of services through our Internet-based HealthStream Learning Center, courseware subscriptions, a variety of complimentary online products, and maintenance and support of installed learning management products. Revenues from the pharmaceutical and medical device company business unit (PMD) are derived from live event development, online training and content development, and other educational and training services.

To date, we have incurred substantial costs to develop our technologies, create, license, update, and acquire our content, build brand awareness, develop our infrastructure and expand our business, and only recently achieved sufficient revenues to generate a net profit or positive operating cash flows. We have incurred operating losses in each fiscal quarter from 1994 through the third quarter of 2004. During the fourth quarter of 2004 we had net income of approximately $77,000. We expect our operating results to continue to improve over prior year levels during 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

We recognize revenues from our Internet-based learning products and courseware subscriptions to healthcare workers through healthcare organizations based on a per person subscription basis, with fees ranging from less than $1 to more than $6 per month. These fees are based on the size of the facilities’ or organizations’ employee user population and the service offerings to which they subscribe. Contracts for our Internet-based learning products generally range from less than $5,000 to approximately $400,000 based on the number of users, products and services included and the duration of the contract. Revenue is recognized ratably over the service period of the underlying contract.

Revenues associated with content maintenance services are recognized on a percentage of completion basis.

We offer training services for clients to facilitate integration of this technology. Fees for training are based on the time and efforts of the personnel involved. Training revenues are generally recognized upon completion of training services. Basic online training is generally included in the initial contract, however, incremental training is recognized upon completion.

Revenues from installed learning management products are associated with ongoing maintenance and technical support services, typically based on a percentage of the original contract amount and recognized as revenue over the term of the service period, generally one year. Until early 2002, we also had revenues related to sales of installed learning management products, which were recognized based upon shipment or installation of the software.

We have and expect to continue to transition customers from our existing installed learning management products to our Internet-based learning products. We expect that revenues resulting from these transition customers will increase when compared to the annual maintenance and technical support services fees due to sales of additional services and online courseware.

We recognize revenue from live event development services and online training and content development services based on the percentage of completion method using labor hours or similar performance milestones. This methodology requires ongoing estimates regarding the total expenses or significant milestones associated with the project as well as periodic estimates of the progress with respect to completion of such projects. Event registration services revenue is based on the contracted services including the expected registrant attendance. Revenues for these services are recognized upon completion of the related events. Sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors as a result of drug and product introductions, meeting and conference dates and budget cycles for such companies.

Revenues associated with online training are recognized over the term of the subscription period or over the historical usage period, if usage typically differs from the subscription period. All other service revenues are recognized as the related services are performed or products are delivered.

We expect to continue to generate revenues by marketing our Internet-based products and services to healthcare workers through healthcare organizations and pharmaceutical and medical device companies. We expect that the portion of our revenues related to services provided via our Internet-based learning products will increase. Specifically, we will seek to generate revenues from healthcare workers by marketing to their employers or sponsoring organizations. The fees we charge for courseware resulting from this marketing is typically paid by either the employer or sponsoring organization.

Product Development Costs

Product development costs primarily include our internal costs to maintain and internally develop software features and content for our Internet-based learning and installed learning management products. Once technological feasibility is achieved, we capitalize payments to third parties associated with the cost of features or content where the life expectancy is greater than one year and the anticipated cash flows from such features or content are expected to exceed the related cost of the features or content. During 2004 and 2003, we capitalized approximately $600,000 and $400,000, respectively, related to content development completed by third parties. Such amounts are included in the accompanying consolidated balance sheets under the caption “prepaid development fees” and “other assets” based on remaining useful lives. During 2004 and 2003, we capitalized approximately $300,000 and $25,000, respectively, of software feature enhancements. Such amounts are included in the accompanying balance sheets under the caption “prepaid expenses and other current assets” and “other assets” based on remaining useful lives. We amortize content and feature development over the expected life, which is generally one to three years. Product development and content development costs that have been capitalized are subject to a periodic impairment review in accordance with our policy.

Product development costs also include our systems team, which manages our efforts associated with product development and maintenance, database management, quality assurance and security. This team is responsible for new internal product development, integration of external new products, and continued enhancements and regularly scheduled maintenance (called ServicePacks) to our platform.

We account for Web site development costs in accordance with EITF Issue No. 00-2 “Accounting for Web Site Development Costs,” which provides guidance on when to capitalize versus expense costs incurred to develop a Web site. We capitalize costs incurred between the point of establishing technological feasibility and general release when such costs are material.

In connection with product development, our significant estimates involve the assessment of technological feasibility for new products, as well as the expected useful life of costs associated with new products and content. Once capitalized, product and content development costs are subject to the policies and estimates described below regarding goodwill, intangibles and other long-lived assets.

Goodwill, intangibles and other long-lived assets

We account for goodwill, intangibles and other long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We measure for impairment at the reporting unit level using a discounted cash flow model to determine the estimated fair value of the reporting units. Our discounted cash flow model contains significant assumptions and accounting estimates about discount rates, future cash flows and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future. We perform our goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist and also during the fourth quarter each year.

Allowance for Doubtful Accounts

We estimate the allowance for doubtful accounts using both a specific and non-specific identification method. Management’s evaluation includes reviewing past due accounts on a case-by case basis, and determining whether an account should be reserved, based on the facts and circumstances surrounding each potentially uncollectible account. An allowance is also maintained for accounts not specifically identified that may become uncollectible in the future. Uncollectible accounts are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is necessary based on our specific identification approach.

RESULTS OF OPERATIONS

Revenues and Expense Components

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Revenues. Revenues for our HCO business unit currently consist of the provision of services through our Internet-based HealthStream Learning Center (HLC), authoring tools, maintenance and support services for our installed learning management products, maintenance of content, competency tools and a variety of courseware subscriptions (add-on courseware). Revenues for our PMD business unit consist of live event development, online training and content development, online sales training courses, live educational activities for nurses and technicians conducted within healthcare organizations and continuing education activities at association meetings.

Cost of Revenues. Cost of revenues consists primarily of salaries and employee benefits, employee travel and lodging, materials, contract labor, hosting costs, and other direct expenses associated with revenues as well as royalties paid by us to content providers based on a percentage of revenues. Personnel costs within cost of revenues are associated with individuals that facilitate product delivery, provide services, handle customer support calls or inquiries, manage our web sites and content delivery, coordinate content maintenance services, and provide training or implementation services.

Product Development. Product development expenses consist primarily of salaries and employee benefits, content acquisition costs before technological feasibility is achieved, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training delivery and administration platforms. In addition, product development expenses are associated with the development of feature enhancements and new products. Personnel costs within product development include our systems team, product managers, and other personnel associated with content and product development.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. Annually, we host a national users’ group in Nashville known as The Summit. Personnel costs within sales and marketing include our sales and marketing team as well as our account management group. Our account management personnel are involved with the contract renewal process for existing hospital customers, as well as working to ensure our products and services are fully utilized by our customers.

Other General and Administrative Expenses. Other general and administrative expenses consist primarily of salaries and employee benefits, employee travel and lodging, facility costs, office expenses, fees for professional services, and other operational expenses. Personnel costs within general and administrative expenses include individuals associated with normal corporate functions (accounting, legal, human resources, administrative, internal information systems, and executive management) as well as accreditation professionals.

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of content, license fees, software features, and royalties paid to content providers that are of a fixed nature.

Other Income/Expense. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to capital leases.

Executive Summary

During 2004, revenues increased $1.9 million, or 10.2%, to $20.1 million for 2004 from $18.2 million for 2003. Revenues from our flagship product, the Internet-based HealthStream Learning Center, increased 26.7% over the prior year, while revenues from maintenance fees associated with our HCO installed learning management products and from live event activities in our PMD unit declined over the prior year. Our fully implemented subscriber base was approximately 1,040,000 at the end of 2004, an annual increase of 35%. Gross margins (which we define as revenues less cost of revenues divided by revenues) for 2004 declined compared to 2003, primarily as a result of personnel expenses associated with Competency CompassTM and HospitalDirectR, which were accounted for as product development in 2003, but included in cost of revenues in 2004. Net loss improved by 69% over the prior year, primarily related to the increase in revenues and reductions in amortization, product development, and other general and administrative expenses, but was partially offset by increases in sales and marketing expense. Net loss per share improved to $(0.05) per share for 2004 from $(0.17) per share for 2003.

2004 Compared to 2003

Revenues. Revenues increased approximately $1.9 million, or 10.2%, to $20.1 million for 2004 from approximately $18.2 million for 2003. Revenues for 2004 consisted of $14.0 million for HCO and $6.1 million for PMD. In 2003, revenues consisted of $12.0 million for HCO and $6.2 million for PMD. HCO revenue increases over 2003 resulted from growth in our core product, the Internet-based HLC, content maintenance services and Competency CompassTM product revenues, while revenues associated with our installed learning management products declined as anticipated because of the transition of customers to our Internet-based HLC product. Revenues associated with add-on courseware subscriptions also declined slightly. PMD revenues experienced modest declines during 2004, primarily resulting from lower live event revenues, which were partially offset by increases in revenues from sales of content development services.

The Internet-based HLC subscriber base increased approximately 35% during 2004, from approximately 770,000 fully implemented subscribers at the end of 2003, to approximately 1,040,000 fully implemented subscribers at the end of 2004. This increase contributed to a $2.1 million increase in HCO revenues, while content maintenance service revenues increased $340,000, and Competency CompassTM product revenues increased $150,000. These HCO revenue increases were partially offset by slight declines in add-on courseware subscription revenues. Revenues from maintenance and support fees associated with our installed learning management products also declined, as expected, by $550,000. This decline is consistent with our planned transition of these customers to our Internet-based learning platform. We expect revenues from our installed learning management products to continue to decline during 2005, as we continue to focus on transitioning the customers using these products to our Internet-based learning platform. We expect revenues from our Internet-based HLC, our Competency CompassTM product and add-on courseware to increase during 2005.

The PMD unit experienced a modest decline in revenues during 2004. Revenues from the sales of our online training and content development services increased $130,000 during 2004. This revenue increase was offset by a $290,000 decline in live event revenues, in part related to the pharmaceutical and medical device industry’s cautious response to compliance guidelines issued by the OIG and AdvaMed, which were effective January 1, 2004. These guidelines placed additional regulations on the funding of educational programs. We expect that revenues from our live event services and content development services will increase during 2005. We also expect HospitalDirectR, which was launched during the third quarter of 2003, to generate increased revenues during 2005.

During 2004, 62.1% of revenues were derived from our Internet-based learning products, 18.9% from live event development services, 11.1% from content development services, 5.2% from our installed learning management products and 2.7% from other products. During 2003, 57.2% of revenues were derived from our Internet-based learning products, 22.5% from live event development services, 11.5% from content development services and 8.8% from our installed learning management products.

Cost of Revenues. Cost of revenues increased approximately $1.0 million, or 16.1%, to $7.3 million for 2004 from approximately $6.3 million for 2003. During 2004, we experienced increased personnel expenses, incremental costs associated with increased content maintenance and content development revenues, and increased royalties paid by us associated with add-on courseware subscriptions and Competency CompassTM revenues. Most of the personnel expense increase is associated with our Competency CompassTM and HospitalDirectR solutions, which were reflected in product development expenses in 2003. Now that both products are being offered to customers, these personnel costs were included in cost of revenues in 2004. Cost of revenues as a percentage of revenues increased to 36.3% for 2004 from 34.4% for 2003. This increase as a percentage of revenues resulted from increased personnel expenses and the change in revenue components discussed above.

Cost of revenues for HCO increased approximately $600,000, or 29.4%, to $2.8 million for 2004 from $2.2 million for 2003, and approximated 20.2% and 18.2% of revenues for 2004 and 2003, respectively. This increase is a result of expenses associated with Competency CompassTM personnel, increased hosting costs, and increased royalties related to sales of add-on courseware and Competency CompassTM. We expect royalties to increase during 2005, but to remain comparable or decline slightly as a percentage of revenue. Cost of revenues for PMD increased $300,000, or 8.3%, to $3.9 million in 2004 from $3.6 million in 2003, and approximated 63.7% and 57.8% of revenues for 2004 and 2003, respectively. This increase is a result of expenses associated with HospitalDirectR personnel and higher contract labor and materials costs associated with increases in content development revenues.

Cost of revenues for the unallocated corporate functions increased approximately $70,000, or 13.6%, to $585,000 in 2004 from $515,000 in 2003. This increase was associated with additional personnel expenses. Cost of revenues for our unallocated corporate functions is comprised of content support personnel who handle loading, updating, maintenance, versioning and support of content on our Internet-based learning platforms, which serve products within both the HCO and PMD business units.

Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) declined to 63.7% during 2004 from 65.6% during 2003. This decline is a result of the change in revenue mix and related cost of revenues discussed above. Gross margins for HCO were 79.8% and 81.8% for 2004 and 2003, respectively. Gross margins for PMD were 36.3% and 42.2% for 2004 and 2003, respectively. Gross margins for PMD are lower than HCO due to the higher costs associated with delivering live event and content development services, and such costs can vary from project to project. We expect gross margins for HCO to improve modestly during 2005 resulting from increases in Internet-based HLC and add-on courseware subscription revenues. We expect gross margins for PMD in 2005 to remain comparable to 2004 levels.

Product development. Product development expenses decreased approximately $700,000, or 22.1%, to $2.5 million for 2004 from $3.2 million for 2003, and approximated 12.6% and 17.8% of revenues for 2004 and 2003, respectively. This reduction primarily resulted from lower personnel expenses partially due to the redesignation of personnel associated with our Competency CompassTM and HospitalDirectR solutions from product development in 2003 to cost of revenues in 2004. In addition, the continued consolidation of product development efforts resulted in lower personnel and contract labor expenses during 2004. New product development efforts during 2004 were focused on feature enhancements, and content offerings that build upon our core product, the Internet-based HLC. During 2004, we launched HealthStream Express (an economy-scaled version of our Internet-based HLC) and several new content offerings to further our penetration and also expand existing customer relationships. We also have several other content products under development that are expected to be launched during the first quarter of 2005. In addition to amounts expensed, we capitalized approximately $900,000 and $400,000 in 2004 and 2003, respectively, related to content and software features completed by third parties.

Product development expenses for HCO increased approximately $100,000, or 4.0%, to $2.0 million for 2004 from $1.9 million for 2003, and approximated 14.4% and 16.1% of revenues in 2004 and 2003, respectively. During 2004, personnel expenses associated with Competency CompassTM were redesignated to cost of revenues. This shift of expense was offset by increased personnel costs associated with platform maintenance and development of new feature enhancements for our Internet-based products. Product development expenses for PMD decreased approximately $500,000, or 58.0%, to $400,000 for 2004 from $900,000 for 2003, and approximated 6.2% and 14.6% of revenues for 2004 and 2003, respectively. This decline was associated with the redesignation of personnel associated with HospitalDirectR to cost of revenues as well as reductions in the development of other content products. The unallocated corporate portion of our product development expenses decreased approximately $300,000, or 65.3%, to $100,000 in 2004 from $400,000 in 2003. This decline was a result of a shift to more HCO related projects.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, increased approximately $400,000, or 8.0%, to $4.8 million for 2004 from $4.4 million for 2003, and approximated 23.9% and 24.4% of revenues for 2004 and 2003, respectively. The increase in the amount of expenses primarily resulted from increases in personnel, primarily those associated with account management efforts, and increases in commissions, which were partially offset by lower advertising and marketing spending. Commission expense increased as a result of changes in commission plans for 2004. Advertising and marketing spending levels were lower in 2004 due to changes in marketing initiatives.

Sales and marketing expense for HCO increased approximately $400,000, or 13.4%, to $3.5 million for 2004 from $3.1 million for 2003, and approximated 25.5% and 26.2% of revenues for 2004 and 2003, respectively. This increase in the amount of expenses is primarily a result of additional account management personnel and related travel of approximately $500,000. Advertising and marketing expense, excluding personnel, decreased $100,000 for HCO due to changes in marketing initiatives. Sales and marketing expense for PMD decreased approximately $100,000 to $1.0 million for 2004 from $1.1 million for 2003, and approximated 16.9% and 18.0% of revenues for 2004 and 2003, respectively. PMD experienced higher commission expense in 2004 due to changes in commission plans for 2004, but was partially offset by reductions in personnel and lower travel. Advertising and marketing expense, excluding personnel, were comparable between periods for PMD. Sales and marketing expense for our unallocated corporate functions increased slightly, and approximated $200,000 for 2004 and 2003.

Depreciation and Amortization. Depreciation and amortization decreased approximately $900,000, or 30.9%, to $2.1 million in 2004 from $3.0 million in 2003. Amortization decreased $0.9 million due to certain intangible assets and prepaid content development becoming fully amortized. Depreciation expense levels were comparable between periods.

Other General and Administrative. Other general and administrative expenses decreased approximately $400,000, or 7.1%, to $4.6 million for 2004 from $5.0 million for 2003, and approximated 23.1% and 27.4% of revenues for 2004 and 2003, respectively. The decrease is a result of lower personnel expenses as a result of consolidating corporate functions.

Other general and administrative expenses for HCO approximated $200,000 for both 2004 and 2003, and approximated 1.2% and 1.5% of revenues for 2004 and 2003, respectively. Other general and administrative expenses for PMD decreased approximately $100,000, to $100,000 for 2004 from $200,000 for 2003, and approximated 1.9% and 3.6% of revenues for 2004 and 2003, respectively. The decrease for PMD resulted from reductions in personnel. Other general and administrative expenses for the unallocated corporate functions decreased $200,000 to $4.4 million for 2004 from $4.6 million for 2003. This reduction resulted from lower personnel and other corporate expenses.

Other Income/Expense. Other income/expense decreased approximately $140,000, or 37.3%, to $240,000 for 2004 from $380,000 for 2003. The decrease resulted from a reduction of interest income from investments in marketable securities and due to lower invested balances and lower yield rates.

Net Loss. Net loss decreased approximately $2.4 million, or 69.3%, to a loss of $1.0 million for 2004 from a loss of $3.4 million for 2003, due to the factors mentioned above.

2003 Compared to 2002

Revenues. Revenues increased approximately $2.4 million, or 15.2%, to $18.2 million for 2003 from approximately $15.8 million for 2002. Revenues for 2003 consisted of $12.0 million for HCO and $6.2 million for PMD. In 2002, revenues consisted of $9.8 million for HCO and $6.0 million for PMD. HCO revenue increases over 2002 resulted from growth in our core product, the Internet-based HLC and sales of add-on courseware subscriptions, while revenues associated with our installed learning management products declined. PMD revenues increased slightly over 2002, primarily resulting from sales of content development services.

The Internet-based HLC subscriber base increased approximately 33% during 2003, from approximately 580,000 fully implemented subscribers at the end of 2002, to approximately 770,000 fully implemented subscribers at the end 2003. This increase contributed to a $2.2 million increase in HCO revenues, while courseware subscription revenues increased $1.1 million during 2003, primarily associated with the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Revenues from maintenance and support fees associated with our installed learning management products declined by $800,000. This decline was consistent with a planned transition of these customers to our Internet-based learning platform.

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

Cost of revenues for HCO increased approximately $300,000, or 13.8%, to $2.2 million for 2003 from $1.9 million for 2002, and approximated 18.2% and 19.7% of revenues for 2003 and 2002, respectively. Royalties increased during 2003, related to sales of add-on courseware, primarily HIPAA. This increase was partially offset by a reduction in personnel related expenses. Cost of revenues for PMD decreased $100,000, or 3.2%, to $3.6 million in 2003 from $3.7 million in 2002, and approximated 57.8% and 61.1% of revenues for 2003 and 2002, respectively. This decline is primarily related to personnel expense and travel reductions, and was partially offset by increased contract labor costs associated with content development services. Cost of revenues for the unallocated corporate functions increased approximately $200,000 to $500,000 in 2003 from $300,000 in 2002, as a result of additional content support personnel who handle loading, maintenance, versioning and support of content on our Internet-based learning platform.

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

Product development. Product development expenses decreased approximately $1.4 million, or 30.6%, to $3.3 million for 2003 from $4.7 million for 2002, and approximated 17.8% and 29.6% of revenues for 2003 and 2002, respectively. This reduction primarily resulted from lower personnel expenses associated with the consolidation of our product development efforts. Product development efforts during 2003 were focused on launching products, feature enhancements, and content that build upon our core product, the Internet-based HLC. During 2003, we launched several new products to meet this objective, including HospitalDirectR, Competency CompassTM, and an authoring solution for the Internet-based HLC.

Product development expenses for HCO decreased approximately $1.3 million, or 40.4%, to $1.9 million for 2003 from $3.2 million for 2002, and approximated 16.1% and 33.2% of revenues in 2003 and 2002, respectively. The decrease is primarily associated with the consolidation of product development efforts. During 2003, the HCO unit launched Competency CompassTM and an authoring solution for the Internet-based HLC. Product development expenses for PMD increased approximately $200,000, or 37.2%, to $900,000 for 2003 from $700,000 for 2002, and approximated 14.6% and 10.9% of revenues for 2003 and 2002, respectively. The increase is attributable to costs associated with the development of HospitalDirectR as well as development and maintenance of other content products for medical industry representatives. The unallocated corporate portion of our product development expenses decreased approximately $400,000, or 46.7%, to $400,000 in 2003 from $800,000 in 2002. This was a result of personnel reductions and a shift to projects that benefit the platforms for both the HCO and PMD business unit products.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, decreased approximately $2.0 million, or 30.8%, to $4.4 million for 2003 from $6.4 million for 2002, and approximated 24.4% and 40.7% of revenues for 2003 and 2002, respectively. This decrease primarily resulted from lower commissions, reductions in personnel related expenses and travel, and reduced advertising and marketing spending. Commission expense is lower as a result of changes in commission plans for 2003 and lower activity levels during the first half of the year. Personnel expense and related travel decreases are a result of reductions in personnel. Advertising and marketing spending levels were lower in 2003 due to changes in marketing initiatives.

Sales and marketing expense for HCO decreased approximately $1.8 million to $3.1 million for 2003 from $4.9 million for 2002, and approximated 35.3% and 49.8% of revenues for 2003 and 2002, respectively. This decrease is attributable to lower commissions of $900,000, personnel expense and travel reductions of $500,000 and lower advertising and marketing expenses of $300,000. Commissions decreased as a result of changes in the commission plan for 2003 and lower headcount. Personnel expense and travel were lower due to fewer sales and marketing personnel. Advertising and marketing expense decreases, excluding personnel, were attributable to changes in marketing initiatives. Sales and marketing expense for PMD decreased approximately $400,000 to $1.1 million for 2003 from $1.5 million for 2002, and approximated 18.0% and 24.7% of revenues for 2003 and 2002, respectively. The decrease resulted from lower personnel expenses and travel of $200,000 due to lower headcount, and lower commissions of $100,000 due to lower sales personnel and related sales activity. Advertising and marketing expense, excluding personnel, decreased $100,000, primarily due to changes in marketing initiatives. Sales and marketing expense for our unallocated corporate functions increased approximately $100,000 during 2003.

Depreciation and Amortization. Depreciation and amortization decreased approximately $1.3 million, or 30.7%, to $3.1 million in 2003 from $4.4 million in 2002. Amortization decreased $1.1 million due to certain intangible assets and prepaid content development becoming fully amortized. Depreciation decreased $200,000 due to lower fixed asset purchases over the past two years as well as assets becoming fully depreciated.

Other General and Administrative. Other general and administrative expenses decreased approximately $1.4 million, or 22.2%, to $5.0 million for 2003 from $6.4 million for 2002, and approximated 27.4% and 40.6% of revenues for 2003 and 2002, respectively. The decrease is a result of lower personnel expenses and corporate operating expenses as a result of consolidating corporate functions.

Other general and administrative expenses for HCO decreased approximately $900,000, to $200,000 for 2003 from $1.1 million for 2002, and approximated 1.5% and 11.6% of revenues for 2003 and 2002, respectively. The decrease for HCO resulted from a redesignation of certain personnel to corporate, headcount reductions, and other expense reductions. Other general and administrative expenses for PMD decreased approximately $700,000, to $200,000 for 2003 from $900,000 for 2002, and approximated 3.6% and 15.7% of revenues for 2003 and 2002, respectively. The decrease for PMD resulted from headcount reductions and a redesignation of certain personnel and operating expenses to corporate. Other general and administrative expenses for the unallocated corporate functions increased approximately $200,000 primarily as a result of the redesignation of executive management personnel and certain operating expenses to corporate. This realignment resulted in an additional $1.1 million of unallocated expenses, which was offset by headcount and operating expense reductions of $900,000 resulting from consolidating our corporate functions. The office consolidation charge and impairment losses recognized in 2002 did not recur in 2003.

Other Income/Expense. Other income/expense decreased approximately $300,000, or 46.1%, to $400,000 for 2003 from $700,000 for 2002. The decrease resulted from a reduction of interest income from investments in marketable securities and due to lower invested balances and lower yield rates.

Net Loss. Net loss decreased approximately $13.2 million, or 79.5%, to a loss of $3.4 million for 2003 from a loss of $16.6 million for 2002. Net loss before the cumulative effect of a change in accounting principle of $5.0 million, decreased $8.2 million, or 70.7%, to a loss of $3.4 million for 2003 from a loss of $11.6 million for 2002, due to the factors mentioned above.

SELECTED QUARTERLY OPERATING RESULTS

The following tables set forth selected statement of operations data for the eight quarters ended December 31, 2004 both in absolute dollars and as a percentage of total revenues. The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$4,908	$4,691	$5,032	$5,426
Operating costs and expenses:
Cost of revenues	1,890	1,751	1,776	1,860
Product development	647	634	659	591
Sales and marketing	1,157	1,205	1,101	1,336
Depreciation	314	330	344	378
Amortization	174	175	192	200
Other general and administrative expenses	1,195	1,170	1,202	1,067

Total operating costs and expenses	5,377	5,265	5,274	5,432
Loss from operations	(469)	(574)	(242)	(6)
Other income	50	45	65	83

Net income (loss)	$(419)	$(529)	$(177)	$77

Net income (loss) per share – basic	$(0.02)	$(0.03)	$(0.01)	$0.00

Net income (loss) per share – diluted	$(0.02)	$(0.03)	$(0.01)	$0.00

Weighted average shares of common stock outstanding – basic	20,447	20,581	20,656	20,660

Weighted average shares of common stock outstanding – diluted	20,447	20,581	20,656	21,124

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$4,417	$4,670	$4,342	$4,766
Operating costs and expenses:
Cost of revenues	1,496	1,604	1,402	1,766
Product development	955	811	770	711
Sales and marketing	1,129	1,236	938	1,142
Depreciation	376	378	343	274
Amortization	520	479	445	233
Other general and administrative expenses	1,423	1,279	1,153	1,131

Total operating costs and expenses	5,899	5,787	5,051	5,257
Loss from operations	(1,482)	(1,117)	(709)	(491)
Other income	123	106	85	73

Net loss	$(1,359)	$(1,011)	$(624)	$(418)

Net loss per share – basic and diluted	$(0.07)	$(0.05)	$(0.03)	$(0.02)

Weighted average shares of common stock outstanding – basic and diluted	20,306	20,361	20,421	20,444

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	(% of Revenues)
STATEMENT OF OPERATIONS DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues	38.5	37.3	35.3	34.2
Product development	13.2	13.5	13.1	10.9
Sales and marketing	23.6	25.7	21.9	24.6
Depreciation	6.4	7.0	6.8	7.0
Amortization	3.5	3.7	3.8	3.7
Other general and administrative expenses	24.3	25.0	23.9	19.7

Total operating costs and expenses	109.5	112.2	104.8	100.1
Loss from operations	(9.5)	(12.2)	(4.8)	(0.1)
Other income	1.0	1.0	1.3	1.5

Net income (loss)	(8.5)	(11.2)	(3.5)	1.4

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
	(% of Revenues)
STATEMENT OF OPERATIONS DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues	33.9	34.3	32.3	37.1
Product development	21.6	17.3	17.7	14.9
Sales and marketing	25.6	26.5	21.6	24.0
Depreciation	8.5	8.1	7.9	5.7
Amortization	11.8	10.3	10.2	4.9
Other general and administrative expenses	32.2	27.4	26.6	23.7

Total operating costs and expenses	133.6	123.9	116.3	110.3
Loss from operations	(33.6)	(23.9)	(16.3)	(10.3)
Other income	2.8	2.3	2.0	1.5

Net loss	(30.8)	(21.6)	(14.3)	(8.8)

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

Net cash provided by operating activities was approximately $400,000 during 2004 compared to approximately $1.1 million used in operating activities during 2003. The improvement in cash consumption primarily resulted from our improved operating results as indicated by the $2.4 million decline in our net loss, which was offset by an increase in accounts and unbilled receivables of $1.5 million and prepaid development fees of $600,000. The number of days sales outstanding (DSO) for 2004 was 72 days compared to 50 days for 2003. This increase was primarily due to the increase in accounts receivable associated with the timing of billings at the end of 2004. The Company calculates DSO by dividing the accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The primary uses of cash for 2004 were to fund operations and purchases of content and feature enhancements. The primary uses of cash for 2003 were to fund operations and payout of employee bonuses that were earned in 2002.

Net cash used in investing activities was approximately $1.5 million in 2004 while approximately $90,000 was provided by investing activities in 2003. Investments in marketable securities during 2004 and 2003 were primarily comprised of auction rate securities, which typically trade on a monthly basis. During 2004, the proceeds from the sale and maturity of marketable securities was approximately $19.0 million, while purchases of marketable securities was approximately $19.1 million. During 2003, the proceeds from the maturity of marketable securities was approximately $13.8 million, while purchases of marketable securities was approximately $13.0 million. Acquisitions of property and equipment approximated $1.6 million and $720,000 during 2004 and 2003, respectively. Our capital additions during 2004 and 2003 were primarily comprised of hardware and software to support the growth of our product infrastructure, primarily our Internet-based learning platform. Also during 2004, we received proceeds of approximately $230,000 from the repayment of a note receivable – related party.

Cash provided by financing activities was approximately $175,000 and $120,000 during 2004 and 2003, respectively. The primary sources of cash for both 2004 and 2003 resulted from proceeds associated with the issuance of common stock from both the exercise of employee stock options and the Employee Stock Purchase Plan, offset by payments under capital lease obligations.

As of December 31, 2004, our primary source of liquidity was $16.5 million of cash and cash equivalents, restricted cash, investments in marketable securities, and related interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of February 28, 2005, we had cash and cash equivalents, restricted cash, investments and related interest receivable of approximately $17.8 million. The primary increase in cash and cash equivalents, restricted cash, investments in marketable securities, and related interest receivable since December 31, 2004 resulted from the receipt of grant funds from commercial supporters.

We believe that our cash and cash equivalents, restricted cash, investments in marketable securities and related interest receivable will be sufficient to meet anticipated cash needs for working capital, new product development, capital expenditures and acquisitions for at least the next 12 months. As part of our growth strategy, we are actively reviewing possible acquisitions that complement our products and services. We anticipate that these acquisitions, if any, will be effected through a combination of stock and cash consideration. The issuance of stock as consideration for an acquisition could have a dilutive effect on our stock price. Failure to generate sufficient cash flow from operations or raise additional capital when required during or following any potential acquisitions in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Commitments and Contingencies

We expect that our capital expenditures and content purchases will be approximately $3.0 million in 2005. From January 1, through February 28, 2005, we had capital expenditures of approximately $400,000, primarily related to hardware and software additions. In January 2005, we entered into a capital lease for computer hardware, in which total estimated payments are approximately $114,000 over a three year term.

Our strategic alliances have typically provided for payments to content partners based on revenues and development partners and other parties based on services rendered. We expect to continue similar arrangements in the future. In addition to these commitments, we have capital lease obligations and operating lease commitments for our operating facilities in Nashville, TN and Denver, CO, and a closed facility in Dallas, TX.

A summary of future anticipated payments for commitments and other contractual obligations are outlined below:

	Payments due by period

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Capital lease obligations	$63,939	$107,625	$3,174	$—	$174,738
Operating leases	469,837	328,721	215,408	26,926	1,040,892
Purchase commitments	226,795	135,000	—	—	361,795
Other contractual obligations	75,000	37,500	—	—	112,500

Total	$835,571	$608,846	$218,582	$26,926	$1,689,925

Purchase commitments include minimum purchases for copy center services and computer software. Other contractual obligations consist of fixed commitments resulting from agreements with various business partners.

Off-Balance Sheet Arrangements

The extent of the Company’s off-balance sheet arrangements is described above.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123®, “Share-Based Payments.” Statement 123® supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. The Statement is effective in the first interim or annual reporting period beginning after June 15, 2005. The Company intends to adopt Statement 123® in the third quarter of 2005, and to implement it on a prospective basis. We are currently assessing the impact the Statement will have on our consolidated results of operations.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets,” which amends APB Opinion No. 29. The guidance in APB 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by Statement 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of the statement are effective for exchanges taking place in fiscal periods beginning after June 15, 2005. We do not believe the adoption of this Statement will have any impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2004, we had no outstanding indebtedness other than approximately $54,000 of capital lease obligations. Accordingly, the Company is not exposed to significant interest rate market risk with respect to liabilities. The Company is exposed to market risk with respect to its cash and investment balances. At December 31, 2004, the Company had cash and cash equivalents, restricted cash, investments in marketable securities, and related interest receivable totaling approximately $16.5 million. Current investment rates of return approximate 2-3%. Assuming a 2.5% rate of return on $16.5 million, a hypothetical 10% decrease in interest rates would decrease interest income and increase the net loss on an annualized basis by approximately $41,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

HealthStream, Inc.

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of a new accounting standard.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 16, 2005

HEALTHSTREAM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,257,372	$3,219,807
Investments in short term marketable securities	14,025,000	13,957,703
Restricted cash	184,041	723,878
Interest receivable	25,899	119,263
Accounts receivable, net of allowance for doubtful accounts of $234,167 and $278,502 at December 31, 2004 and 2003, respectively	3,990,590	2,497,997
Accounts receivable – unbilled	596,877	592,538
Prepaid development fees, net of amortization	542,823	238,566
Other prepaid expenses and other current assets	850,529	805,970

Total current assets	22,473,131	22,155,722
Property and equipment:
Furniture and fixtures	931,118	920,724
Equipment	6,402,343	4,896,395
Leasehold improvements	1,267,133	1,239,353

	8,600,594	7,056,472
Less accumulated depreciation and amortization	(6,281,311)	(5,053,530)

	2,319,283	2,002,942

Goodwill	3,306,688	3,306,688
Intangible assets, net of accumulated amortization of $6,695,922 and $6,351,860 at December 31, 2004 and 2003, respectively	166,220	510,282
Notes receivable – related party	—	233,003
Other assets	291,779	190,006

Total assets	$28,557,101	$28,398,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$830,941	$864,977
Accrued liabilities	1,117,367	967,995
Accrued compensation and related expenses	284,301	172,950
Registration liabilities	174,697	735,265
Commercial support liabilities	378,893	—
Deferred revenue	3,987,697	3,059,248
Current portion of capital lease obligations	24,113	39,020

Total current liabilities	6,798,009	5,839,455
Capital lease obligations, less current portion	29,428	1,199
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 20,667,515 and 20,455,746 shares issued and outstanding at December 31, 2004 and 2003, respectively	91,642,383	91,416,853
Accumulated other comprehensive income	—	5,475
Accumulated deficit	(69,912,719)	(68,864,339)

Total shareholders’ equity	21,729,664	22,557,989

Total liabilities and shareholders’ equity	$28,557,101	$28,398,643

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2004	2003	2002
Revenues, net	$20,057,308	$18,195,071	$15,789,594
Operating costs and expenses:
Cost of revenues	7,277,173	6,267,744	5,970,498
Product development	2,531,177	3,247,246	4,678,820
Sales and marketing	4,798,687	4,444,997	6,425,028
Depreciation	1,366,216	1,371,011	1,632,960
Amortization of intangibles, content fees, feature enhancements, fixed royalties, and prepaid compensation	740,542	1,676,454	2,761,507
Other general and administrative expenses	4,634,377	4,986,317	6,409,576
Office consolidation charge	—	—	164,783
Impairment of long-lived assets	—	—	105,000

Total operating costs and expenses	21,348,172	21,993,769	28,148,172

Loss from operations	(1,290,864)	(3,798,698)	(12,358,578)
Other income (expense):
Interest and other income	258,144	415,416	776,723
Interest expense	(13,095)	(22,466)	(29,926)
Other expense	(2,565)	(6,286)	(29,461)

	242,484	386,664	717,336
Net loss, before cumulative effect of a change in accounting principle	(1,048,380)	(3,412,034)	(11,641,242)
Cumulative effect of a change in accounting principle	—	—	(5,000,000)

Net loss	$(1,048,380)	$(3,412,034)	$(16,641,242)

Net loss per share:
Basic and diluted net loss before cumulative effect of a change in accounting principle	$(0.05)	$(0.17)	$(0.57)
Cumulative effect of a change in accounting principle	—	—	(0.25)

Basic and diluted net loss per share	$(0.05)	$(0.17)	$(0.82)

Weighted average shares of common stock outstanding:
Basic and diluted	20,585,825	20,383,134	20,261,062

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

				Accumulated
				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Income	Equity (Deficit)
Balance at December 31, 2001	20,372,542	$91,275,282	$(48,811,063)	$79,240	$42,543,459
Net loss	—	—	(16,641,242)	—	(16,641,242)
Unrealized gain on investments in marketable securities, net of tax	—	—	—	46,296	46,296

Comprehensive loss					(16,594,946)
Issuance of common stock to Employee Stock Purchase Plan	35,770	38,005	—	—	38,005
Issuance of stock options to advisory boards	—	11,385	—	—	11,385
Modification of stock option grant	—	5,411	—	—	5,411
Retirement of common stock in connection with EMInet escrow resolution	(85,625)	(107,031)	—	—	(107,031)

Balance at December 31, 2002	20,322,687	91,223,052	(65,452,305)	125,536	25,896,283
Net loss	—	—	(3,412,034)	—	(3,412,034)
Unrealized loss on investments in marketable securities, net of tax	—	—	—	(120,061)	(120,061)

Comprehensive loss					(3,532,095)
Exercise of stock options	88,319	150,360	—	—	150,360
Issuance of common stock to Employee Stock Purchase Plan	44,740	38,029	—	—	38,029
Modification of stock option grant	—	5,412	—	—	5,412

Balance at December 31, 2003	20,455,746	91,416,853	(68,864,339)	5,475	22,557,989
Net loss	—	—	(1,048,380)	—	(1,048,380)
Unrealized loss on investments in marketable securities, net of tax	—	—	—	(5,475)	(5,475)

Comprehensive loss					(1,053,855)
Exercise of stock options	121,503	148,804	—	—	148,804
Issuance of common stock to Employee Stock Purchase Plan	90,266	76,726	—	—	76,726

Balance at December 31, 2004	20,667,515	$91,642,383	$(69,912,719)	$—	$21,729,664

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net loss	$(1,048,380)	$(3,412,034)	$(16,641,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,366,216	1,371,011	1,632,960
Amortization of intangibles, content fees, feature enhancements, fixed royalties, and prepaid compensation	740,542	1,676,454	2,761,507
Provision for doubtful accounts	40,000	192,500	295,000
Office consolidation charge	—	—	164,783
Impairment of long-lived assets	—	—	105,000
Non cash compensation expense	—	5,412	16,796
Realized loss on disposal of property and equipment	1,153	14,814	18,637
Cumulative effect of a change in accounting principle	—	—	5,000,000
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts and unbilled receivables	(1,536,932)	311,759	394,681
Restricted cash	539,837	111,559	(315,253)
Interest receivable	93,364	187,244	231,078
Prepaid development fees	(582,738)	(269,542)	(127,314)
Other prepaid expenses and other current assets	(127,308)	(246,890)	(66,179)
Other assets	(83,750)	107,261	419,791
Accounts payable	(34,036)	146,174	(170,451)
Accrued liabilities and compensation	260,723	(802,371)	117,717
Registration liabilities	(560,568)	(165,389)	266,866
Commercial support liabilities	378,893	—	—
Deferred revenue	928,449	(286,976)	72,399

Net cash provided by (used in) operating activities	375,465	(1,059,014)	(5,823,224)

INVESTING ACTIVITIES:
Proceeds from maturities and sale of investments in marketable securities	18,951,000	13,809,000	15,568,334
Purchase of investments in marketable securities	(19,077,045)	(13,000,000)	(9,697,817)
Repayments on note receivable – related party	233,003	—	—
Purchase of property and equipment	(1,620,906)	(720,482)	(625,535)

Net cash (used in) provided by investing activities	(1,513,948)	88,518	5,244,982

FINANCING ACTIVITIES:
Issuance of common stock to Employee Stock Purchase Plan	76,726	38,029	38,005
Proceeds from exercise of stock options	148,804	150,360	—
Payments on capital lease obligations	(49,482)	(67,717)	(137,566)

Net cash provided by (used in) financing activities	176,048	120,672	(99,561)

Net decrease in cash and cash equivalents	(962,435)	(849,824)	(677,803)
Cash and cash equivalents at beginning of period	3,219,807	4,069,631	4,747,434

Cash and cash equivalents at end of period	$2,257,372	$3,219,807	$4,069,631

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$13,095	$22,466	$29,926

Capital lease obligations incurred	$62,804	$—	$—

Issuance of common stock to advisory boards	$—	$—	$11,385

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity

HealthStream, Inc. (“the Company”) was incorporated in 1990 as a Tennessee corporation and is based in Nashville, Tennessee. We provide Internet-based services and solutions to meet the ongoing training and continuing education needs of the healthcare community. These solutions provide, deliver and track computer based education for our customers in the United States through our application service provider (ASP) products and installed learning management products. We also provide the healthcare community with live event development services, content maintenance and development services, and assistance in the development of other educational activities, provided in a live, written, or online format.

Business Segments

We operate our business in two segments: 1) services provided to healthcare organizations and professionals, and 2) services provided to pharmaceutical and medical device companies. Services to healthcare organizations and professionals include offerings of our Internet-based learning products, including authoring, maintenance and support of our installed learning management products, courseware subscriptions, content maintenance, and competency tools. Our services to pharmaceutical and medical device companies include live and online educational training activities for healthcare professionals, content development services, as well as online training for medical industry representatives.

Recognition of Revenue

Revenues are derived from providing services through our Internet-based learning products, maintenance and support of our installed learning management products, courseware subscriptions, live event development, content maintenance and development and other education and training services.

We recognize revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” Emerging Issues Task Force (EITF) Issue No. 99-19 “Reporting Revenue Gross Versus Net,” EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” and other authoritative guidance. This guidance provides that revenue recognized from software and other arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements. While elements include software products and post contract customer support, fair value of each element is based on objective evidence specific to the vendor. If fair value cannot be determined for each element of the arrangement, all revenue from the arrangement is deferred until fair value can be determined or until all elements of the arrangement are delivered and customer acceptance has occurred. Sales of our Internet-based learning products include customer support, implementation services, and training; therefore all revenues are deferred until the Internet-based learning product is implemented, at which time revenues are recognized ratably over the subscription service period. In the event that circumstances occur which give rise to uncertainty regarding the collectibility of contracted amounts, revenue recognition is suspended until such uncertainty is resolved.

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

We recognize revenue from live event development services and content maintenance and development services based on the percentage of completion method using labor hours or similar event milestones. All other revenues are recognized as the related services are performed or products are delivered.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Investments in auction rate securities, which we consider available-for-sale securities, have been reclassified from “Cash and cash equivalents” to “Investments in short term marketable securities” at December 31, 2003. We previously considered such investments cash equivalents due to the short-term nature of their relative auction dates, which typically occur every 30 days. We reclassified $11 million of auction rate securities from cash equivalents to investments in short term marketable securities on our December 31, 2003 balance sheet, and modified our statement of cash flows for the year ended December 31, 2003 to include gross sales of $2 million and purchases of $13 million related to our investments in marketable securities. This reclassification did not change our working capital or results of operations, but did reduce net cash provided by investing activities on our consolidated statement of cash flows for the year ended December 31, 2003. This reclassification did not impact any disclosures associated with the year ended December 31, 2002.

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

	Allowance
	Balance at	Charged to		Allowance
	Beginning of	Costs and		Balance at
	Period	Expenses	Write-Offs	End of Period
Year ended December 31,
2004	$278,502	$40,000	$84,335	$234,167
2003	$295,704	$192,500	$209,702	$278,502
2002	$288,158	$295,000	$287,454	$295,704

Investments in marketable securities

Investments in marketable securities are classified as available-for-sale and are stated at fair market value, with any unrealized gains and losses, net of tax, reported in other comprehensive income on the accompanying consolidated balance sheets. Realized gains and losses and declines in market value judged to be other-than-temporary on investments in marketable securities are included in interest and other income on the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income on the accompanying consolidated statements of operations.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments in marketable securities (continued)

The Company invests in auction rate securities, corporate debt securities, foreign corporate debt and secured corporate debt securities with minimum acceptable credit ratings. The Company classifies investments in auction rate securities as short-term investments although their scheduled maturities may be greater than 12 months. This determination is based on management’s intent of holding such securities for less than 12 months from the current balance sheet date.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair value of net tangible assets acquired. Effective January 1, 2002 we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” We measure for impairment at the reporting unit level using a discounted cash flow model to determine the fair value of the reporting units. We will perform our goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year.

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

Other Assets

Other assets are comprised of the long term portion of content development fees and feature enhancements, and other assets of a long term nature.

Long-Lived Assets

We account for assets of a long term nature (“long-lived assets”) in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. We measure any impairment at the reporting unit level based on discounted future cash flows from the reporting unit including the long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation.

Management periodically evaluated the carrying value of long-lived assets, including property and equipment, other assets and intangible assets and determined that there was no impairment as of December 31, 2004 and 2003.

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

Commercial Support Liabilities

Commercial support liabilities represent grant funds received from entities supporting educational activities, such as live events, in which we are the accredited provider. The funds are unrestricted, and are primarily used to pay for pass-through expenses.

Advertising

We expense the costs of advertising as incurred in accordance with SOP 93-7, “Reporting on Advertising Costs.” Advertising expense for the years ended December 31, 2004, 2003, and 2002 was approximately $226,000, $413,000, and $483,000, respectively.

Product Development Costs

Product development costs include internal and external costs to develop and convert content for our Internet-based learning and installed learning management products. We capitalize the cost of content and features developed by third parties where the life expectancy is greater than one year and the anticipated cash flows from such content or feature is expected to exceed its cost. During 2004 and 2003, we capitalized approximately $900,000 and $400,000, respectively, related to third party content and feature development completed by third parties. Capitalized content development costs are included in the accompanying consolidated balance sheets under the captions “prepaid development fees” and “other assets.” Capitalized feature development costs are included in the accompanying consolidated balance sheets under the captions “other prepaid expenses and other current assets” and “other assets.” We amortize content and feature development over its expected life, which is generally one to three years. Content development and feature development costs that have been capitalized are subject to a periodic impairment review in accordance with our policy.

We account for Web site development costs in accordance with EITF Issue No. 00-2 “Accounting for Web Site Development Costs,” which provides guidance on capitalization versus expensing of costs incurred to develop a Web site. We capitalize costs incurred between the point of establishing technological feasibility and general release when such costs are material. As of December 31, 2004 and 2003, we had no capitalized internal development costs for computer software developed for resale. We did not capitalize any internal Web site development costs during 2004 or 2003, since the costs related to planning or operation of such products and sites. The costs incurred with respect to our Internet-based learning products and Web sites were incurred prior to the application of EITF Issue No. 00-2.

Net Loss Per Share

We compute net loss per share following SFAS No. 128, “Earnings Per Share.” Under the provisions of Statement 128, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the years ended December 31, 2004, 2003, and 2002 because the effect on net loss per share would be anti-dilutive.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk and Significant Customers

We place our temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits.

We sell our learning management systems and other education services to various companies in the healthcare industry that are located in the United States. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from customers. We have one significant customer, HCA, who comprised approximately 15%, or $2.9 million, of net revenues during 2004, approximately 15%, or $2.7 million, of net revenues during 2003, and approximately 18%, or $2.9 million, of net revenues during 2002. The total amounts receivable from HCA at December 31, 2004 and 2003 were approximately $540,000 and $330,000, respectively. Further, in 2005, a number of significant customers, including HCA, are subject to contract renewal.

Stock Based Compensation

We grant stock options for a fixed number of shares to employees and other parties with an exercise price not less than the fair value of the shares at the grant date. We account for stock option grants in accordance with Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, because the exercise price of our employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recorded. To the extent that options are issued to members of our advisory boards or non-employees, the value of such options is measured in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” During the years ended December 31, 2004, 2003, and 2002, we recorded expense of $-0-, 5,412, and $16,796 respectively, related to options granted to advisory board members and non-employees. We have disclosed the fair value recognition requirements of Statement 123 and the additional disclosure requirements as specified in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends Statement 123.

If the alternative method of accounting for stock incentive plans prescribed by Statement 123 had been followed, our net loss and net loss per share would have been:

	Year Ended December 31,
	2004	2003	2002
Net loss as reported	$(1,048,380)	$(3,412,034)	$(16,641,242)
Add: Stock-based employee compensation expense included in reported net loss, net of related taxes	—	5,412	16,796
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(454,573)	(699,385)	(842,511)

Pro forma net loss	$(1,502,953)	$(4,106,007)	$(17,466,957)

Basic and diluted net loss per share – as reported*	$(0.05)	$(0.17)	$(0.82)

Basic and diluted net loss per share – pro forma*	$(0.07)	$(0.20)	$(0.86)

*	The net loss per share as reported and pro forma net loss per share for the year ended December 31, 2002 includes a $5.0 million or ($0.25) per share charge related to a cumulative effect of a change in accounting principle.

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

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Newly Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123®, “Share-Based Payments.” Statement 123® supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. The Statement is effective in the first interim or annual reporting period beginning after June 15, 2005. The Company intends to adopt Statement 123® in the third quarter of 2005, and to implement it on a prospective basis. We are currently assessing the impact the Statement will have on our consolidated results of operations.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets,” which amends APB Opinion No. 29. The guidance in APB 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by Statement 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of the statement are effective for exchanges taking place in fiscal periods beginning after June 15, 2005. We do not believe the adoption of this Statement will have a material impact on our consolidated financial position or results of operations.

2. SHAREHOLDERS’ EQUITY

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

Warrants

In connection with a distribution agreement during 1999, we provided a business partner with a warrant to purchase 245,032 shares of our common stock at $4.06 per share. The warrants expire in June 2009. The issuance of the warrants resulted in the recognition of approximately $748,000 of product development expense in 1999. No part of the 1999 warrant has been exercised as of December 31, 2004.

3. IMPAIRMENT OF LONG-LIVED ASSETS

During the years ended December 31, 2004, 2003 and 2002, we performed impairment assessments of our long-lived assets including identifiable intangibles with finite useful lives. We recorded an impairment charge in our HCO business unit of approximately $105,000 during 2002 related to prepaid content development fees. This charge reflected the expectation that the carrying value of the related content exceeded the anticipated undiscounted cash flows to be generated from the sale of the content. There was no impairment of long-lived assets during the years ended December 31, 2004 and 2003.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS IN MARKETABLE SECURITIES

At December 31, 2004, investments in marketable securities, which were all classified as available-for-sale and considered to be short-term based on management’s intent of holding such securities for less than 12 months, included the following:

	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Auction Rate Securities	$14,025,000	$—	$—	$14,025,000

At December 31, 2003, investments in marketable securities, which were all classified as available-for-sale, included the following:

	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Auction Rate Securities	$11,000,000	$—	$—	$11,000,000
Corporate debt securities	1,755,635	—	4,308	1,759,943
Foreign corporate debt securities	1,196,593	—	1,167	1,197,760

	$13,952,228	$—	$5,475	$13,957,703

The scheduled maturities of the above auction rate securities at December 31, 2004 is shown below:

Mature after one but before five years	$14,025,000

5. GOODWILL

We account for goodwill under the provisions of Statement 142, which specifies the approach and timing for evaluating impairment of intangible assets, and also requires that goodwill be tested for impairment at least annually using a fair value method. Effective January 1, 2002, we recorded a transitional goodwill impairment loss of $5.0 million in the HCO reporting unit, in connection with our adoption of Statement 142. The charge was recorded as a cumulative effect of a change in accounting principle in our consolidated statement of operations.

We test goodwill for impairment using a discounted cash flow model. The technique used to determine the fair value of our reporting units is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges, which could adversely impact our operating results for the period in which such a determination is made. We perform our annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists. During our annual impairment evaluation in the fourth quarter of 2004 and 2003, the results of our goodwill impairment analysis indicated the fair value of our reporting units exceeded their carrying values. Therefore no impairment existed at December 31, 2004 and 2003.

A reconciliation of the net loss and net loss per share information for the years ended December 31, 2004, 2003 and 2002, adjusted for the provisions of Statement 142, net of the related income tax effect, follows:

		Years ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Reported net loss	$(1,048,380)	$(3,412,034)	$(16,641,242)
Adjusted for cumulative effect of a change in accounting principle	—	—	5,000,000

Adjusted net loss	$(1,048,380)	$(3,412,034)	$(11,641,242)

Basic and diluted net loss per share:
Reported net loss per share – basic and diluted	$(0.05)	$(0.17)	$(0.82)
Adjusted for cumulative effect of a change in accounting principle	—	—	0.25

Adjusted net loss per share – basic and diluted	$(0.05)	$(0.17)	$(0.57)

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL (continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	HCO	PMD	Total
Balance at January 1, 2004	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	—	—	—

Balance at December 31, 2004	$1,982,961	$1,323,727	$3,306,688

	HCO	PMD	Total
Balance at January 1, 2003	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	—	—	—

Balance at December 31, 2003	$1,982,961	$1,323,727	$3,306,688

6. INTANGIBLE ASSETS

All intangible assets have been evaluated in accordance with Statement 142 and are considered to have finite useful lives. The intangibles are being amortized over their original useful lives, ranging from one to five years. Amortization of intangible assets was approximately $344,000, $1,140,000, and $1,916,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization expense for the year ended December 31, 2005 is approximately $166,000.

Identifiable intangible assets are comprised of the following:

	As of December 31, 2004			As of December 31, 2003
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Content	$3,500,000	$(3,350,000)	$150,000	$3,500,000	$(3,050,000)	$450,000
Customer lists	2,940,000	(2,940,000)	—	2,940,000	(2,930,278)	9,722
Other	422,142	(405,922)	16,220	422,142	(371,582)	50,560

Total	$6,862,142	$(6,695,922)	$166,220	$6,862,142	$(6,351,860)	$510,282

7. BUSINESS SEGMENTS

We have two reportable segments, services provided to healthcare organizations and professionals (HCO) and services provided to pharmaceutical and medical device companies (PMD). The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” We manage and operate our business segments based on the markets they serve and the products and services provided to those markets. Substantially all sales from both business units during 2004 were made to customers in the United States.

The following is our business segment information as of and for the years ended December 31, 2004, 2003 and 2002. We measure segment performance based on operating loss before income taxes and prior to the allocation of corporate overhead expenses, interest expense, and depreciation.

	Year ended December 31, 2004
	HCO	PMD	Unallocated	Consolidated
Revenues, net	$13,998,818	$6,068,490	$—	$20,057,308
Cost of revenues	2,826,444	3,865,545	585,184	7,277,173
Product development	2,008,007	378,569	144,601	2,531,177
Sales and marketing	3,564,673	1,024,406	209,608	4,798,687
Depreciation and amortization	338,012	402,530	1,366,216	2,106,758
Other general and administrative	173,246	115,824	4,345,307	4,634,377

Segment income (loss) from operations	$5,078,436	$281,616	$(6,650,916)	$(1,290,864)

*Segment assets	$6,617,604	$4,254,682	$17,684,815	$28,557,101

Purchases of property and equipment	$608,200	$340,131	$672,575	$1,620,906

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BUSINESS SEGMENTS (continued)

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

* Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, property and equipment, and intangible assets. Investments in marketable securities and cash and cash equivalents are not allocated to individual segments, and are included within Unallocated.

8. INCOME TAXES

Income tax benefit differs from the amounts computed by applying the federal statutory rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2004	2003	2002
Tax benefit at the statutory rate	$(356,449)	$(1,200,912)	$(5,658,022)
State income tax benefit, net of federal benefit	(39,631)	(114,173)	(412,340)
Nondeductible amortization	—	210,139	2,108,000
Other	(94,670)	69,413	67,602
Increase in valuation allowance	490,750	1,035,533	3,894,760

	$—	$—	$—

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (continued)

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$88,983	$105,831
Differences related to business combinations	1,353,302	1,477,881
Depreciation	316,865	80,042
Accrued liabilities	290,191	244,454
Difference related to warrants	1,227,388	1,227,388
Research and development credits	257,253	180,540
Other	12,318	8,711
Net operating loss carryforwards	16,264,281	15,994,986

Total deferred tax assets	19,810,583	19,319,833
Less: Valuation allowance	(19,810,583)	(19,319,833)

Net deferred tax asset	$—	$—

As of December 31, 2004 we had federal and state net operating loss carryforwards of $43,711,587 and $35,058,537, respectively. These losses will expire in years 2012 through 2024. A portion of these losses may be subject to limitation in future years.

We have established a valuation allowance for deferred tax assets at December 31, 2004 and 2003, due to the uncertainty of realizing these assets in the future. No federal or state income tax payments were made during the years ended December 31, 2004, 2003, and 2002.

9. STOCK OPTION PLAN

Our 2000 Stock Incentive Plan (2000 Plan) and 1994 Employee Stock Option Plan (1994 Plan) (the 2000 Plan and the 1994 Plan are collectively referred to as “the Plan”) authorize the grant of options or other forms of stock-based compensation to employees, officers, directors, and others and such grants must be approved by the Compensation Committee of the Board of Directors. The terms of both plans are substantially similar. Options granted under the Plan have terms of no more than ten years with certain restrictions. The Plan allows the Board of Directors to determine the vesting period of each grant. The vesting period of the options granted ranges from immediate vesting (generally associated with professional consulting boards and directors’ options), to annual vesting over four years, beginning one year after the grant date (generally for employee and officer options). In connection with the 2000 Plan, 5,000,000 shares have been reserved for issuance, bringing the total shares reserved for issuance through the Plan to 9,000,000 shares. During 2002, the 1994 Plan was amended to exclude forfeited shares from shares available for future grants. This amendment reduced the number of shares available for future grants by 1,934,750 through December 31, 2004.

The weighted average fair value of options granted was estimated using the Black-Scholes method. The weighted average assumptions used for these estimates include:

	2004	2003	2002
Risk-free interest rate	2.50-3.50%	2.50%	4.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	5	5	5
Volatility	75%	60%	60%

The estimated weighted average fair values of options granted during 2004, 2003 and 2002 using the above pricing models were $1.60, $0.93, and $0.75, respectively.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK OPTION PLAN (continued)

A progression of activity and various other information relative to stock options is presented in the table below.

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
	Common	Average	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding – beginning of period	2,840,880	$3.28	2,987,380	$3.69	2,816,717	$4.17
Granted	450,000	2.59	605,000	1.40	570,000	1.36
Exercised	(121,503)	1.22	(88,319)	1.70	—	—
Expired	(19,008)	5.86	(140,683)	5.12	(50,049)	4.54
Forfeited	(346,559)	3.03	(522,498)	3.17	(349,288)	3.65

Outstanding – end of period	2,803,810	$3.27	2,840,880	$3.28	2,987,380	$3.69

Exercisable at end of period	1,993,435	$3.81	1,872,299	$3.91	1,755,679	$4.09

During 2002, we issued 11,500 stock options to our advisory boards at per share exercise prices of $1.80. In connection with this grant we recognized compensation expense of approximately $11,400 in 2002.

Shares of common stock available for future grants totaled 2,728,229 at December 31, 2004. Exercise prices per share and various other information for options outstanding at December 31, 2004 are segregated into ranges as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number of	Exercise Price	Remaining	Number of	Exercise Price
Range of Exercise Price	Shares	Per Share	Contractual Life	Shares	Per Share
$0.54 - $1.19	212,300	$1.07	4.4	207,300	$1.07
$1.20 - $2.38	1,345,229	1.70	4.4	896,354	1.86
$2.39 - $3.57	369,000	2.71	7.1	12,500	2.67
$3.58 - $4.76	338,550	4.06	2.7	338,550	4.06
$4.77 - $5.95	79,000	5.42	3.5	79,000	5.42
$5.96 - $7.13	224,775	6.49	3.0	224,775	6.49
$8.33 - $9.50	78,361	8.94	4.8	78,361	8.94
$9.51 - $10.70	81,400	10.00	3.2	81,400	10.00
$10.71 - $11.89	75,195	11.89	3.2	75,195	11.89

	2,803,810	$3.27	4.6	1,993,435	$3.81

10. EMPLOYEE BENEFIT PLANS

401(k) Plan

We have a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Our employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, not to exceed 15% of compensation, subject to IRS limitations. The Company elected to provide eligible employees with a discretionary contribution totaling approximately $73,000 for the year ended December 31, 2004. The Company has not provided matching contributions through December 31, 2004.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (Purchase Plan) incorporates the provisions of Section 423 of the Internal Revenue Code. Under the Purchase Plan, 1,000,000 shares of common stock have been reserved for purchase by employees. The Purchase Plan provides for annual offer periods of twelve months to eligible employees. Under the Purchase Plan, eligible employees can purchase through payroll deductions, the lesser of up to 15% of their eligible base compensation or 2,500 shares of common stock, at a price equivalent to 85% of the lesser of the beginning or end of year price. During 2004 and 2003, 90,266 and 44,740 shares were purchased under the plan at a price per share of $0.85 for both plan years.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease office facilities in Nashville, TN, Denver, CO, and Dallas, TX, under agreements that expire before or during March 2010. The Dallas, TX facility is subleased to a third party through the expiration of the original lease, which ends January 2007. The Nashville, TN lease expires in April 2005 and provides for two five-year renewal options. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. We account for these leases by recognizing rent expense on the straight-line basis and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The Company also leases certain office equipment under both operating and capital leases. Total rent expense under all operating leases was approximately $490,000, $475,000, $560,000, for the years ended December 31, 2004, 2003, and 2002, respectively. We also lease certain computer equipment from third parties which are accounted for as capital leases.

Future rental payment commitments at December 31, 2004 under capital and non-cancelable operating leases, with initial terms of one year or more, are as follows:

	Capital Leases	Operating Leases
2005	$29,020	$469,837
2006	29,020	210,084
2007	2,418	118,637
2008	—	107,704
2009	—	107,704
Thereafter	—	26,926

Total minimum lease payments	60,458	$1,040,892

Less amounts representing interest	(6,917)

Present value of minimum lease payments (including $24,113 classified as current)	$53,541

Sublease rental income related to the Dallas, TX facility was approximately $73,500 in 2004 and $72,000 in 2003. Future operating lease commitments have been reduced by sublease income of approximately $71,700 in both 2005 and 2006 and by $6,000 in 2007.

The carrying value of assets under capital leases, which are included with owned assets in the accompanying consolidated balance sheets was $54,962 and $35,289 at December 31, 2004 and 2003, respectively. Amortization of the assets under the capital leases is included in depreciation expense on the accompanying consolidated statements of operations.

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect our financial position, operations or liquidity.

12. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2004	2003	2002
Numerator:
Net loss	$(1,048,380)	$(3,412,034)	$(16,641,242)

Denominator:
Weighted-average shares outstanding	20,585,825	20,383,134	20,261,062

Net loss per share, basic and diluted	$(0.05)	$(0.17)	$(0.82)

For the years ended December 31, 2004, 2003, and 2002, the calculation of weighted average and equivalent shares excluded options, warrants, and restricted stock because such items were anti-dilutive. The equivalent common shares related to such options, warrants, and restricted stock were 3,048,842 in 2004, 3,092,978 in 2003, and 3,246,544 in 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2004. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures effectively and timely provide them with material information relating to HealthStream required to be disclosed in the reports HealthStream files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information as to directors of the Company is incorporated by reference from the information contained in our proxy statement for the 2005 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation

Incorporated by reference from the information contained in our proxy statement for the 2005 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information contained in our proxy statement for the 2005 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the information contained in our proxy statement for the 2005 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information contained in our proxy statement for the 2005 Annual Meeting of Stockholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits

Number	Description

*2.1	Asset Purchase Agreement, dated July 23, 1999, among SilverPlatter Education, Inc., SilverPlatter Information, Inc. and HealthStream, Inc.

*2.2	Agreement and Plan of Merger, dated January 5, 2000, among HealthStream, Inc., HealthStream Acquisition I, Inc., Quick Study, Inc. and each shareholder of Quick Study, Inc.

*2.3	Asset Purchase Agreement, dated December 16, 1999, among KnowledgeReview, LLC, Louis Bucelli and Maksim Repik, and HealthStream, Inc.

*2.4	Agreement and Plan of Merger, dated January 25, 2000 among HealthStream, Inc., HealthStream Acquisition II, Inc., Multimedia Marketing, Inc., and the stockholders of Multimedia Marketing, Inc.

*2.5	Asset Purchase Agreement, dated January 27, 2000, between Emergency Medicine Internetwork, Inc. and HealthStream, Inc.

*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.

*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Article 7 of the Fourth Amended and Restated Charter — included in Exhibit 3.1

4.3	Article II of the Amended and Restated Bylaws — included in Exhibit 3.2

*4.4	Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical Systems.

*4.6	Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation

*10.1^	1994 Employee Stock Option Plan, effective as of April 15, 1994

*10.2^	2000 Stock Incentive Plan, effective as of April 10, 2000

*10.3^	Form of Indemnification Agreement

*10.4^	Executive Employment Agreement, dated April 21, 1999, between HealthStream, Inc. and Robert A. Frist, Jr.

*10.5	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

*+10.6	Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems

*+10.7	Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Services, Inc.

*^10.8	Form of Employee Stock Purchase Plan

^10.9	Form of Director Stock Option Agreement

^10.10	Form of Employee and Executive Officer Stock Option Agreement

^10.11	Form of Cash Bonus Plan

*21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment was received, with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March 2005.

HEALTHSTREAM, INC.

By:	/s/ Robert A. Frist, Jr.

Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Robert A. Frist, Jr. Robert A. Frist, Jr.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 17, 2005

/s/ Arthur E. Newman Arthur E. Newman	Senior Vice-President and Chief Financial Officer, Compliance Officer (Principal Financial Officer)	March 17, 2005

/s/ Susan A. Brownie Susan A. Brownie	Senior Vice-President of Finance and Human Resources, Corporate Secretary (Principal Accounting Officer)	March 17, 2005

/s/ Jeffrey L. McLaren Jeffrey L. McLaren	Director	March 17, 2005

/s/ John Dayani John Dayani	Director	March 17, 2005

/s/ James Daniell James Daniell	Director	March 17, 2005

/s/ William Stead William Stead	Director	March 17, 2005

/s/ M. Fazle Husain M. Fazle Husain	Director	March 17, 2005

/s/ Thompson Dent Thompson Dent	Director	March 17, 2005

/s/ Linda Rebrovick Linda Rebrovick	Director	March 17, 2005

/s/ Frank Gordon Frank Gordon	Director	March 17, 2005

/s/ Ron Hinds Ron Hinds	Director	March 17, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description

*2.1	Asset Purchase Agreement, dated July 23, 1999, among SilverPlatter Education, Inc., SilverPlatter Information, Inc. and HealthStream, Inc.

*2.2	Agreement and Plan of Merger, dated January 5, 2000, among HealthStream, Inc., HealthStream Acquisition I, Inc., Quick Study, Inc. and each shareholder of Quick Study, Inc.

*2.3	Asset Purchase Agreement, dated December 16, 1999, among KnowledgeReview, LLC, Louis Bucelli and Maksim Repik, and HealthStream, Inc.

*2.4	Agreement and Plan of Merger, dated January 25, 2000 among HealthStream, Inc., HealthStream Acquisition II, Inc., Multimedia Marketing, Inc., and the stockholders of Multimedia Marketing, Inc.

*2.5	Asset Purchase Agreement, dated January 27, 2000, between Emergency Medicine Internetwork, Inc. and HealthStream, Inc.

*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.

*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Article 7 of the Fourth Amended and Restated Charter — included in Exhibit 3.1

4.3	Article II of the Amended and Restated Bylaws — included in Exhibit 3.2

*4.4	Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical Systems.

*4.6	Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation

*10.1^	1994 Employee Stock Option Plan, effective as of April 15, 1994

*10.2^	2000 Stock Incentive Plan, effective as of April 10, 2000

*10.3^	Form of Indemnification Agreement

*10.4^	Executive Employment Agreement, dated April 21, 1999, between HealthStream, Inc. and Robert A. Frist, Jr.

*10.5	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

*+10.6	Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems

*+10.7	Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Systems, Inc.

*^10.8	Form of Employee Stock Purchase Plan

^10.9	Form of Director Stock Option Agreement

^10.10	Form of Employee and Executive Officer Stock Option Agreement

^10.11	Form of Cash Bonus Plan

*21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment was received with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement