Form 10-Q
period 2005-03-31
HEALTHSTREAM INC
filed 2005-05-13
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 6, 2005, 21,310,990 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,198,071	$2,257,372
Investments in short term marketable securities	5,750,000	14,025,000
Restricted cash	109,274	184,041
Interest receivable	22,991	25,899
Accounts receivable, net of allowance for doubtful accounts of $214,147 at March 31, 2005 and $234,167 at December 31, 2004	4,196,136	3,990,590
Accounts receivable — unbilled	600,710	596,877
Prepaid development fees, net of amortization	488,183	542,823
Other prepaid expenses and other current assets	1,231,854	850,529

Total current assets	14,597,219	22,473,131
Property and equipment:
Furniture and fixtures	1,010,174	931,118
Equipment	6,862,762	6,402,343
Leasehold improvements	1,269,554	1,267,133

	9,142,490	8,600,594
Less accumulated depreciation and amortization	(6,556,173)	(6,281,311)

	2,586,317	2,319,283

Goodwill	11,260,467	3,306,688
Intangible assets, net of accumulated amortization of $6,783,791 at March 31, 2005 and $6,695,922 at December 31, 2004	2,728,351	166,220
Other assets	250,049	291,779

Total assets	$31,422,403	$28,557,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,119,859	$830,941
Accrued liabilities	1,578,355	1,117,367
Accrued compensation and related expenses	225,667	284,301
Registration liabilities	104,889	174,697
Commercial support liabilities	928,162	378,893
Deferred revenue	4,078,507	3,987,697
Current portion of capital lease obligations	60,365	24,113

Total current liabilities	8,095,804	6,798,009
Capital lease obligations, less current portion	94,194	29,428
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,183,851 and 20,667,515 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	93,000,958	91,642,383
Accumulated deficit	(69,768,553)	(69,912,719)

Total shareholders’ equity	23,232,405	21,729,664

Total liabilities and shareholders’ equity	$31,422,403	$28,557,101

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Revenues, net	$5,682,402	$4,907,772
Operating costs and expenses:
Cost of revenues	2,035,765	1,890,073
Product development	636,518	647,002
Sales and marketing	1,190,262	1,156,953
Depreciation	408,161	313,807
Amortization of intangibles, content fees, feature enhancements, and prepaid compensation	209,820	173,813
Other general and administrative expenses	1,155,929	1,194,639

Total operating costs and expenses	5,636,455	5,376,287

Income (loss) from operations	45,947	(468,515)

Other income (expense):
Interest and other income	105,450	55,224
Interest and other expense	(7,231)	(5,677)

	98,219	49,547

Net income (loss)	$144,166	$(418,968)

Net income (loss) per share:
Basic	$0.01	$(0.02)

Diluted	$0.01	$(0.02)

Weighted average shares of common stock outstanding:
Basic	20,685,786	20,446,544

Diluted	21,772,332	20,446,544

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005

	Common Stock			Total Shareholders’
	Shares	Amount	Accumulated Deficit	Equity
Balance at December 31, 2004	20,667,515	$91,642,383	$(69,912,719)	$21,729,664

Net income	—	—	144,166	144,166

Issuance of common stock in acquisition	479,234	1,303,516	—	1,303,516

Exercise of stock options	37,102	55,059	—	55,059

Balance at March 31, 2005	21,183,851	$93,000,958	$(69,768,553)	$23,232,405

See accompanying notes to the condensed consolidated financial statements .

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$144,166	$(418,968)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	408,161	313,807
Amortization of intangibles, content fees, feature enhancements and prepaid compensation	209,820	173,813
Provision for doubtful accounts	15,000	15,000
Realized loss on disposal of property & equipment	3,056	3,703
Changes in operating assets and liabilities:
Accounts and unbilled receivables	219,542	(528,993)
Restricted cash	74,767	415,446
Interest receivable	2,908	(94,208)
Prepaid development fees	(52,725)	(184,266)
Other prepaid expenses and other current assets	(321,324)	22,252
Other assets	37,442	54,648
Accounts payable	234,072	(35,573)
Accrued liabilities and compensation	(10,362)	143,812
Registration liabilities	(69,808)	(429,843)
Commercial support liabilities	549,269	—
Deferred revenue	(89,761)	391,038

Net cash provided by (used in) operating activities	1,354,223	(158,332)

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(9,321,206)	—
Proceeds from maturities and sales of investments in marketable securities	9,275,000	5,745,000
Purchase of investments in marketable securities	(1,000,000)	(5,046,120)
Purchase of property and equipment	(411,254)	(635,584)

Net cash (used in) provided by investing activities	(1,457,460)	63,296

FINANCING ACTIVITIES:
Exercise of stock options	55,059	310
Payments on capital lease obligations	(11,123)	(17,961)

Net cash provided by (used in) financing activities	43,936	(17,651)

Net decrease in cash and cash equivalents	(59,301)	(112,687)
Cash and cash equivalents at beginning of period	2,257,372	3,219,807

Cash and cash equivalents at end of period	$2,198,071	$3,107,120

SUPPLEMENTAL CASH FLOW INFORMATION:
Capital lease obligations incurred	$112,141	$—

Interest paid	$4,176	$3,484

Issuance of common stock in connection with acquisition of company	$1,303,516	$—

Effects of acquisition:
Estimated fair value of tangible assets acquired	$703,310	$—
Purchase price in excess of net assets acquired	10,599,490	—
Estimated fair value of liabilities assumed	(648,134)	—
Stock issued	(1,303,516)	—

Cash paid	9,351,150	—
Less cash acquired	(29,944)	—

Net cash paid for acquisition	$9,321,206	$—

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission).

The statement of cash flows for the three months ended March 31, 2004 has been revised to reflect the reclassification of investments in marketable securities for auction rate securities held by the Company on March 31, 2004. We previously classified investments in auction rate securities as cash equivalents due to the short-term nature of their relative auction dates. We modified the statement of cash flows for the three months ended March 31, 2004 to include gross sales of $2.8 million and $2.5 million of purchases related to our investments in marketable securities.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments.” Statement 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. In April 2005, the Securities and Exchange Commission amended the effective date of the Statement to begin with the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005. The Company intends to adopt Statement 123(R) in the first quarter of 2006, and to implement it on a prospective basis. We are currently assessing the impact the Statement will have on our consolidated results of operations.

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

3. ACQUISITION

On March 28, 2005, the Company acquired all of the stock of Data Management & Research, Inc. (DMR) for approximately $10.6 million, consisting of $9.1 million in cash and 479,234 shares of our common stock. A portion of the common stock, 319,489 shares, will be held in an escrow account for eighteen months, subject to any claims for indemnification pursuant to the stock purchase agreement. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $0.2 million. DMR provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business. The purchase price allocation is disclosed on the statement of cash flows. The Company is currently determining the composition and valuation of indefinite and finite lived intangible assets, therefore amounts recorded for goodwill and intangible assets at March 31, 2005 are subject to change.

Revenue recognition for survey related services is determined using the proportional performance method, which is similar to the percentage completion method for service contracts. We recognize survey revenues over the survey cycle period. The length of survey cycles may vary, but typically range from less than one month and up to four months.

The results of operations for DMR have been included in the Company’s statement of operations for the period March 29, 2005 to March 31, 2005.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITION (continued)

The following unaudited results of operations give effect to the operations of DMR as if the acquisition had occurred as of January 1, 2005 and 2004. These unaudited results of operations include certain adjustments arising from the acquisition such as owner compensation and amortization expense. The pro forma results of operations do not purport to represent what the Company’s results of operations would have been had such transactions in fact occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.

	Three months ended
	March 31, 2005	March 31, 2004
Revenue	$7,092,605	$6,210,326

Net income	$670,434	$54,553

Net income per share:
Basic	$0.03	$0.00

Diluted	$0.03	$0.00

4. STOCK-BASED COMPENSATION

We account for our stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. APB 25 does not utilize the fair value method, as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) . However, we have disclosed the fair value recognition requirements of SFAS No. 123 and the additional disclosure requirements as specified in SFAS No.148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123.

If the alternative method of accounting for stock incentive plans prescribed by SFAS No. 123 had been followed, our net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income (loss) as reported	$144,166	$(418,968)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(85,700)	(115,950)

Pro forma net income (loss)	$58,466	$(534,918)

Basic net income (loss) per share – as reported	$0.01	$(0.02)

Basic net income (loss) per share – pro forma	$0.00	$(0.03)

Diluted net income (loss) per share – as reported	$0.01	$(0.02)

Diluted net income (loss) per share – pro forma	$0.00	$(0.03)

5. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, and escrowed or restricted shares, are included in diluted net income (loss) per share only to the extent these shares are dilutive. The total number of common equivalent shares excluded from the calculations of diluted net loss per share, due to their anti-dilutive effect, was approximately 1,200,000 at March 31, 2005 and 3,400,000 at March 31, 2004.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. NET INCOME (LOSS) PER SHARE (continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31, 2005	March 31, 2004
Numerator:
Net income (loss)	$144,166	$(418,968)

Denominator:
Weighted average shares outstanding:
Basic	20,685,786	20,446,544
Employee stock options and other	1,086,546	—

Diluted	21,772,332	20,446,544

Net income (loss) per share:
Basic	$0.01	$(0.02)

Diluted	$0.01	$(0.02)

6. BUSINESS SEGMENTS

We have two reportable segments, services provided to healthcare organizations and professionals (HCO) and services provided to pharmaceutical and medical device companies (PMD). On March 28, 2005, we acquired DMR, a company focused on offering healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. Accordingly, DMR is included in our HCO business segment. The acquisition of DMR resulted in an increase of HCO segment assets of approximately $11.2 million at March 31, 2005, and an increase in revenues of approximately $27,000 and decrease in net income of approximately $15,000. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2004. We believe the accounting policies related to DMR are consistent with our accounting policies. We manage and operate our business segments based on the markets they serve and the products and services provided to those markets.

The following is our business segment information as of and for the three months ended March 31, 2005 and 2004. We measure segment performance based on operating income (loss) before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and depreciation.

	Three months ended
	March 31, 2005	March 31, 2004
Revenues
HCO	$3,966,995	$3,216,744
PMD	1,715,407	1,691,028

Total net revenue	$5,682,402	$4,907,772

Income (loss) from operations
HCO	$1,585,218	$1,102,977
PMD	229,560	110,099
Unallocated	(1,768,831)	(1,681,591)

Total income (loss) from operations	$45,947	$(468,515)

Segment Assets	March 31, 2005	March 31, 2004
HCO *	$17,693,967	$5,158,845
PMD *	4,152,682	4,596,121
Unallocated	9,575,753	18,272,652

Total assets	$31,422,403	$28,027,618

*	Segment assets include restricted cash, accounts and unbilled receivables, certain prepaid and other current assets, other assets, certain property and equipment, and intangible assets. Cash and cash equivalents, investments in marketable securities and related interest receivable are not allocated to individual segments.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL

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

On March 28, 2005, we acquired DMR. We are in the process of performing the purchase price allocation and related evaluation of indefinite and finite lived intangible assets, thus the amount of goodwill recorded at March 31, 2005 related to the acquisition of DMR is preliminary. There were no changes in the carrying amount of goodwill during the three months ended March 31, 2004.

	HCO	PMD	Total
Balance at January 1, 2005	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	7,953,779	—	7,953,779

Balance at March 31, 2005	$9,936,740	$1,323,727	$11,260,467

	HCO	PMD	Total
Balance at January 1, 2004	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	—	—	—

Balance at March 31, 2004	$1,982,961	$1,323,727	$3,306,688

8. INTANGIBLE ASSETS

All identifiable intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. We are in the process of performing the purchase price allocation and related evaluation of indefinite and finite lived intangible assets associated with the acquisition of DMR, thus the balances recorded at March 31, 2005 are preliminary. Intangible assets with finite lives are being amortized over their estimated useful lives, ranging from one to five years. Amortization of intangible assets was $87,869 and $94,346 for the three months ended March 31, 2005 and 2004, respectively.

Identifiable intangible assets are comprised of the following:

	As of March 31, 2005			As of December 31, 2004
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Content	$3,500,000	$(3,425,000)	$75,000	$3,500,000	$(3,350,000)	$150,000
Customer lists	5,340,000	(2,943,945)	2,396,055	2,940,000	(2,940,000)	—
Other	672,142	(414,846)	257,296	422,142	(405,922)	16,220

Total	$9,512,142	$(6,783,791)	$2,728,351	$6,862,142	$(6,695,922)	$166,220

Estimated amortization expense for the periods and years ending December 31, is as follows:

April 1, 2005 through December 31, 2005	$505,481
2006	563,333
2007	563,333
2008	500,149
2009 and thereafter	596,055

Total	$2,728,351

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES

Taxable income for the year is expected to be reduced by available net operating loss carryforwards. Therefore, no income tax provision has been recorded in the Company’s statement of operations for the three months ended March 31, 2005.

10. COMMERCIAL SUPPORT GRANT

Commercial support liabilities represent grant funds received from entities supporting educational activities, such as live events, in which we are the accredited provider of the continuing educational activity. The funds are unrestricted, and are primarily used to pay for pass-through expenses associated with the educational activities. The grants will be used to pay for live event pass-through expenses during 2005.

11. CONTINGENCIES

We are subject to various legal proceedings and claims that may arise in the ordinary course of business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect our financial position or results of operations.

12. SUBSEQUENT EVENT

On April 29, 2005, we provided notice to the landlord of our Nashville office facility of our intent to exercise our first renewal option. Under the terms of our renewal option, we will continue to occupy our space at terms comparable with our historical rates through April 2010.

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

The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:

•	our ability to effectively implement our growth strategy, as well as manage growth of our operations and infrastructure, including effective identification and integration of acquisitions;

•	variability and length of our sales cycle;

•	our ability to accurately forecast results of operations due to certain revenue components being subject to significant fluctuations and an increase in the percentage of our business subject to renewal;

•	our ability to adequately address our customers’ needs in products and services;

•	the pressure on healthcare organizations and pharmaceutical/medical device companies to reduce costs to customers could result in financial pressures on customers to cut back on our services;

•	our ability to maintain and continue our competitive position against current and potential competitors;

•	our ability to develop enhancements to our existing products and services, achieve widespread acceptance of new features, or keep pace with technological developments;

•	our ability to obtain proper distribution rights from content partners to support growth in courseware subscriptions;

•	our ability to achieve profitability on a consistent basis;

•	fluctuations in quarterly operating results caused by a variety of factors including the timing of sales, subscription revenue recognition and customer subscription renewals;

•	loss of a significant customer and concentration of a significant portion of our revenue with a relatively small number of customers;

•	our ability to adequately develop and maintain our network infrastructure, computer systems, software and related security;

•	the effect of governmental regulation on us, our business partners and our customers, including, without limitation, changes in federal, state and international laws or other regulations regarding education, training and Internet transactions; and

•	other risk factors detailed in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Overview and Critical Accounting Policies and Estimates

HealthStream was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. The Company focuses on being a facilitator of training tools for entities in the healthcare industry. Revenues from the healthcare organizations business unit (HCO) are derived from the following categories: provision of services through our Internet-based learning products, courseware subscriptions, workforce development tools and services, maintenance and support of installed learning management products and a variety of other online products. On March 28, 2005, we acquired Data Management & Research, Inc. (DMR), which provides healthcare organizations a wide range of quality and satisfaction surveys, analyses of survey results, and other research-based services.

Accordingly, DMR is included in our HCO business segment. Revenues from the pharmaceutical and medical device company business unit (PMD) are derived from live event development, content development, Web cast events, and other educational and training services, including HospitalDirect.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, which contains additional information regarding our accounting policies and other disclosures required by GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

Acquisition

On March 28, 2005, the Company acquired all of the stock of Data Management & Research, Inc. (DMR) for approximately $10.6 million, consisting of $9.1 million in cash and 479,234 shares of our common stock. At the closing a portion of the common stock, 319,489 shares, was deposited in an escrow account for eighteen months, subject to any claims for indemnification pursuant to the stock purchase agreement. DMR provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools.

Revenues and Expense Components

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Revenues. Revenues for our HCO business unit currently consist of the provision of services through our Internet-based HealthStream Learning Center (HLC), authoring tools, maintenance and support services for our installed learning management products, maintenance of content, competency tools, courseware subscriptions (add-on courseware), as well as revenues from survey-related services. Revenues for our PMD business unit consist of live event development, online training and content development, online sales training courses, HospitalDirect, live educational activities for nurses and technicians conducted within healthcare organizations, and continuing education activities at association meetings.

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

Product Development. Product development expenses consist primarily of salaries and employee benefits, content acquisition costs before technological feasibility is achieved, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training delivery and administration platforms. In addition, product development expenses are associated with the development of feature enhancements and new products to the extent that such enhancements don’t expand the anticipated revenues associated with the base product or further extend the life of such product. In accordance with our policy, we capitalize the cost of features and content developed by third parties where the life expectancy is greater than one year and the anticipated cash flows from such content is expected to exceed its respective cost. Personnel costs within product development include our systems team, product managers, and other personnel associated with content and product development.

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

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have finite lives, amortization of content or license fees, software feature enhancements, and prepaid compensation.

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

Results of Operations

During the three months ended March 31, 2005, revenues increased $775,000, or 15.8%, to $5.7 million for the three months ended March 31, 2005 from $4.9 million for the three months ended March 31, 2004. Revenues from our flagship product, the HealthStream Learning CenterTM, increased 29% over the prior year quarter, while revenues from live event activities in our PMD unit and maintenance fees associated with our HCO installed learning management products declined over the prior year quarter and partially offset this increase. Our fully implemented subscriber base was approximately 1,084,000 at March 31, 2005. Gross margins (which we define as revenues less cost of revenues divided by revenues) for the first quarter 2005 increased as compared to the first quarter 2004 primarily as a result of increased revenues from the HealthStream Learning CenterTM, and were partially offset by increased royalties paid by us. We achieved net income results of $144,000 in the first quarter of 2005, compared to a net loss of $419,000 in the first quarter of 2004. This improvement is primarily related to the increase in revenues, and lower marketing expenses, in part associated with the timing of The Summit, which was split between the first and second quarters during 2004, and will occur during the second quarter of 2005. These favorable improvements were partially offset by increases in sales personnel and related commissions, as well as increased depreciation and amortization expense. Net income (loss) per share improved to earnings of $0.01 per share for the three months ended March 31, 2005 from a loss of $(0.02) per share for the three months ended March 31, 2004.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. Revenues increased approximately $775,000, or 15.8%, to $5.7 million for the three months ended March 31, 2005 from $4.9 million for the three months ended March 31, 2004. Revenues for 2005 consisted of $4.0 million for HCO and $1.7 million for PMD. In 2004, revenues consisted of $3.2 million for HCO and $1.7 million for PMD. The increase in HCO revenues related primarily to growth in revenues of $650,000 from our Internet-based HLC subscriber base, $160,000 from growth in add-on courseware revenues, and $100,000 from content maintenance services. Our subscriber base increased approximately 30%, to approximately 1,084,000 fully implemented subscribers at March 31, 2005 from approximately 831,000 fully implemented subscribers at March 31, 2004. These HCO revenue increases were partially offset by an anticipated decline in revenues from maintenance and support fees associated with our installed learning management products of approximately $180,000. This decline is consistent with our strategy to transition these customers to our Internet-based learning platform. Revenues from our Internet-based subscription products represented approximately 68% of revenues for the three months ended March 31, 2005 compared to 60% of revenues for the three months ended March 31, 2004. PMD revenues increased slightly over the prior year quarter. Live event revenues declined modestly, while revenues from our online training and content development services experienced an increase over the prior year quarter.

We expect continued revenue growth during the second quarter for HCO, primarily associated with our Internet-based subscription products and survey revenues from the DMR acquisition. However, we expect revenues from our Internet-based subscription products to decline as a percentage of revenues as a result of the acquisition of DMR. As we continue to focus on transitioning the customers using our installed learning management products to our Internet-based learning platform, we expect revenues from our installed products to continue to decline during 2005. We expect second quarter revenues for PMD to decline slightly from the levels experienced in the first quarter, consistent with the historical seasonality of this business. We anticipate continued increases in total revenues during the second quarter of 2005.

Cost of Revenues. Cost of revenues increased approximately $146,000, or 7.7%, to $2.0 million for the three months ended March 31, 2005 from $1.9 million for the three months ended March 31, 2004. Cost of revenues as a percentage of revenues decreased to 35.8% of revenues for the three months ended March 31, 2005 from 38.5% of revenues for the three months ended March 31, 2004. The overall increase in cost of revenues resulted from increases in personnel expenses and royalties paid by us, and was partially offset by declines in contract labor and materials associated with declines in live event revenues.

Cost of revenues for HCO increased approximately $300,000 and approximated 23.7% and 20.3% of revenues for the three months ended March 31, 2005 and 2004, respectively. Cost of revenues for HCO increased due to increased personnel expense and contract labor associated with content maintenance, as well as an increase in the percentage royalties paid by us to content partners. Cost of revenues for PMD declined $150,000 as compared to the prior year period and approximated 54.9% and 64.5% of revenues for the three months ended March 31, 2005 and 2004, respectively. Cost of revenues for PMD decreased as a result of lower personnel expenses and lower direct costs associated with the declines in live event revenues. We expect quarter-to-quarter fluctuations in cost of revenues for PMD due to the seasonality in live event and association activities and the variability related to our content development services.

Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to approximately 64.2% for the three months ended March 31, 2005 from 61.5% for the three months ended March 31, 2004. The improvement is a result of the change in revenue mix and related cost of revenues discussed above. Gross margins for HCO were 76.3% and 79.7% for the three months ended March 31, 2005 and 2004, respectively. Gross margins for PMD were 45.1% and 35.5% for the three months ended March 31, 2005 and 2004, respectively.

Product development. Product development expenses were comparable between periods, and approximated $637,000 and $647,000 for the three months ended March 31, 2005 and 2004, respectively. Product development expenses as a percentage of revenues decreased to 11.2% of revenues for the three months ended March 31, 2005 from 13.2% for the three months ended March 31, 2004. The decrease is a result of the increases in revenues.

Product development expenses for HCO decreased approximately $57,000 as compared to the prior year period and approximated 12.0% and 16.5% of revenues for the three months ended March 31, 2005 and 2004, respectively. The decrease for HCO is a result of lower personnel expenses. Product development expenses for PMD increased slightly as compared to the prior year period and approximated 5.9% and 4.9% of revenues for the three months ended March 31, 2005 and 2004, respectively. The unallocated corporate portion of our product development expenses was comparable between periods.

Sales and Marketing. Sales and marketing expenses, including personnel costs, were comparable between periods, approximating $1.2 million for the three months ended March 31, 2005 and 2004. Sales and marketing expenses approximated 20.9% and 23.6% of revenues for the three months ended March 31, 2005 and 2004, respectively. Sales and marketing expenses for HCO were comparable between periods and approximated 20.6% and 25.5% of revenues for the three months ended March 31, 2005 and 2004, respectively. HCO experienced increases in sales and account management personnel expenses and commissions. These increases were partially offset by lower marketing expenses associated with our annual e-Learning Summit. The Summit event was split between the first and second quarter’s of 2004, but will occur during the second quarter of 2005. Sales and marketing expenses for PMD increased slightly, and approximated 18.5% and 16.5% of revenues for the three months ended March 31, 2005 and 2004, respectively. The increase is associated with increased personnel expenses and commissions and was partially offset by lower marketing expenses.

Depreciation and Amortization. Depreciation and amortization increased approximately $130,000, or 26.7%, to $618,000 for the three months ended March 31, 2005 from $490,000 for the three months ended March 31, 2004. The increase is associated with depreciation of property and equipment and amortization of content and feature enhancements.

Other General and Administrative. Other general and administrative expenses were comparable between periods, approximating $1.2 million for the three months ended March 31, 2005 and 2004. Other general and administrative expenses as a percentage of revenues decreased to 20.3% for the three months ended March 31, 2005 from 24.3% for the three months ended March 31, 2004. The percentage decrease is a result of the increases in revenues.

Other Income/Expense. Other income/expense increased approximately $49,000, or 98.2%, to $98,000 for the three months ended March 31, 2005 from $49,000 for the three months ended March 31, 2004. The increase resulted from interest income on investments in marketable securities.

Net Income (Loss). Net income was $144,000 for the three months ended March 31, 2005 compared to a net loss of $419,000 for the three months ended March 31, 2004. This improvement is a result of the factors mentioned above.

Liquidity and Capital Resources

Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.

Net cash provided by operating activities was approximately $1.4 million during the three months ended March 31, 2005 compared to $158,000 used in operating activities during the three months ended March 31, 2004. The improvement over the prior year was primarily related to the improvement from a net loss in 2004 to net income in 2005, receipts from commercial support grants, an increase in accounts payable and a decline in accounts receivable (net of acquired balances from DMR). These cash increases were partially offset by the purchases of content and other prepaid assets. Days sales outstanding, or the number of days it takes to collect accounts receivable, increased compared to the prior year, approximating 61 days for the three months ended March 31, 2005 compared to 55 days for the three months ended March 31, 2004. The increase in days sales outstanding is primarily a result of the acquired balances from DMR and slower collections from our PMD customers. The Company calculates days sales outstanding by dividing the accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the period. During the three months ended March 31, 2004, the primary uses of cash in operating activities were to fund operations and the purchases of content and other prepaid assets.

Net cash used in investing activities was approximately $1.5 million during the three months ended March 31, 2005 compared to approximately $63,000 provided by investing activities during the three months ended March 31, 2004. The primary uses of cash during the three months ended March 31, 2005 related to cash paid in connection with the acquisition of DMR of $9.3 million, $1.0 million in purchases of investments in marketable securities and $411,000 of property and equipment acquisitions. These uses of cash were offset by $9.3 million of proceeds from the sale and maturity of investments in marketable securities. Property and equipment acquisitions related to hardware and software to support the growth of our product infrastructure, primarily our Internet-based learning platform. During the three months ended March 31, 2004, we received proceeds of $5.7 million from the maturity of investments in marketable securities, offset by $5.0 million in purchases of investments in marketable securities and $636,000 in property and equipment acquisitions.

Cash provided by financing activities was approximately $44,000 for the three months ended March 31, 2005 while $18,000 was used in financing activities during the three months ended March 31, 2004. Cash provided by financing activities during 2005 consisted of proceeds from the exercise of stock options, which were partially offset by payments under capital lease obligations. Cash used in financing activities during the first quarter of 2004 consisted primarily of payments under capital lease obligations.

As of March 31, 2005, our primary source of liquidity was $8.1 million of cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of April 30, 2005, we had cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable of approximately $7.7 million.

We believe that our existing cash and cash equivalents, restricted cash, and related interest receivable will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Failure to generate sufficient cash flow from operations or raise additional capital when required during or following that period in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations. Our growth strategy may also include acquiring companies that complement our products and services. We anticipate that these acquisitions, if any, will be effected through a combination of stock and cash consideration. The issuance of stock would have a dilutive effect and could adversely affect our stock price.

Commitments and Contingencies

We expect that content and capital expenditures will range between $2.5 and $3.0 million for the remainder of 2005.

Our strategic alliances have typically provided for payments to content and distribution partners and development partners based on revenues, and we expect to continue similar arrangements in the future. We have capital lease obligations and operating lease commitments for our operating facilities in Nashville, TN, Franklin, TN, and Denver, CO, and a closed facility in Dallas, TX.

A summary of future anticipated payments for commitments and other contractual obligations are outlined below:

	Payments due by period
				More than
	Less than 1 year	1-3 years	3-5 years	5 years	Total
Capital lease obligations	$70,477	$100,188	$—	$—	$170,665
Operating leases	619,963	830,124	758,559	22,631	2,231,277
Purchase commitments	135,000	101,250	—	—	236,250
Other contractual obligations	162,500	37,500	—	—	200,000

Total	$987,940	$1,069,062	$758,559	$22,631	$2,838,192

Purchase commitments include minimum purchases for copy center services. Other contractual obligations consist of fixed commitments resulting from agreements with various business partners.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates. We do not have any commodity price risk. As of March 31, 2005, we had no outstanding indebtedness other than approximately $155,000 of capital lease obligations. Accordingly, we are not exposed to significant market risk. We are exposed to market risk with respect to the cash and cash equivalents and marketable securities in which we invest. At April 30, 2005, we had approximately $7.7 million of cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest that was invested in a combination of short term investments. Current investment rates of return approximate 2-3%. Assuming a 2.5% rate of return on $5.7 million of investments, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $14,000.

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
Arthur E. Newman
Chief Financial Officer May 13, 2005

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