Form 10-Q
period 2005-06-30
HEALTHSTREAM INC
filed 2005-08-12
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2005, 21,550,069 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,749,304	$2,257,372
Investments in short term marketable securities	4,500,000	14,025,000
Restricted cash	102,290	184,041
Interest receivable	21,919	25,899
Accounts receivable, net of allowance for doubtful accounts of $208,432 at June 30, 2005 and $234,167 at December 31, 2004	4,023,125	3,990,590
Accounts receivable — unbilled	790,177	596,877
Prepaid development fees, net of amortization	503,989	542,823
Other prepaid expenses and other current assets	1,182,996	850,529

Total current assets	14,873,800	22,473,131
Property and equipment:
Furniture and fixtures	1,012,526	931,118
Equipment	7,160,691	6,402,343
Leasehold improvements	1,276,630	1,267,133

	9,449,847	8,600,594
Less accumulated depreciation and amortization	(6,956,602)	(6,281,311)

	2,493,245	2,319,283

Goodwill	11,317,540	3,306,688
Intangible assets, net of accumulated amortization of $7,007,864 at June 30, 2005 and $6,695,922 at December 31, 2004	2,504,278	166,220
Other assets	329,710	291,779

Total assets	$31,518,573	$28,557,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$655,926	$830,941
Accrued liabilities	1,224,947	1,117,367
Accrued compensation and related expenses	237,857	284,301
Registration liabilities	96,919	174,697
Commercial support liabilities	1,001,435	378,893
Deferred revenue	4,085,366	3,987,697
Current portion of capital lease obligations	123,979	24,113

Total current liabilities	7,426,429	6,798,009
Capital lease obligations, less current portion	214,008	29,428
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,475,455 and 20,667,515 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	93,623,492	91,642,383
Accumulated deficit	(69,745,356)	(69,912,719)

Total shareholders’ equity	23,878,136	21,729,664

Total liabilities and shareholders’ equity	$31,518,573	$28,557,101

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2005	2004
Revenues, net	$6,806,420	$4,691,433
Operating costs and expenses:
Cost of revenues	2,459,438	1,750,972
Product development	743,101	634,079
Sales and marketing	1,601,201	1,204,578
Depreciation	401,950	329,576
Amortization of intangibles, content fees, feature enhancements, and prepaid compensation	358,358	174,851
Other general and administrative expenses	1,287,012	1,171,187

Total operating costs and expenses	6,851,060	5,265,243

Loss from operations	(44,640)	(573,810)

Other income (expense):
Interest and other income	72,490	47,763
Interest and other expense	(4,653)	(2,928)

	67,837	44,835

Net income (loss)	$23,197	$(528,975)

Net income (loss) per share:
Basic	$0.00	$(0.03)

Diluted	$0.00	$(0.03)

Weighted average shares of common stock outstanding:
Basic	21,054,335	20,581,052

Diluted	22,064,179	20,581,052

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Revenues, net	$12,488,822	$9,599,205
Operating costs and expenses:
Cost of revenues	4,495,121	3,641,045
Product development	1,379,619	1,281,081
Sales and marketing	2,791,463	2,361,531
Depreciation	810,111	643,383
Amortization of intangibles, content fees, feature enhancements, and prepaid compensation	568,178	348,664
Other general and administrative expenses	2,443,023	2,365,826

Total operating costs and expenses	12,487,515	10,641,530

Income (loss) from operations	1,307	(1,042,325)

Other income (expense):
Interest and other income	177,940	102,987
Interest and other expense	(11,884)	(8,605)

	166,056	94,382

Net income (loss)	$167,363	$(947,943)

Net income (loss) per share:
Basic	$0.01	$(0.05)

Diluted	$0.01	$(0.05)

Weighted average shares of common stock outstanding:
Basic	20,870,061	20,513,798

Diluted	21,765,611	20,513,798

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2005

	Common Stock			Total Shareholders’
	Shares	Amount	Accumulated Deficit	Equity
Balance at December 31, 2004	20,667,515	$91,642,383	$(69,912,719)	$21,729,664

Net income	—	—	167,363	167,363

Issuance of common stock to Employee Stock Purchase Plan	83,742	159,445	—	159,445

Issuance of common stock in acquisition	479,234	1,343,149	—	1,343,149

Exercise of stock options	244,964	478,515	—	478,515

Balance at June 30, 2005	21,475,455	$93,623,492	$(69,745,356)	$23,878,136

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$167,363	$(947,943)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	810,111	643,383
Amortization of intangibles, content fees, feature enhancements and prepaid compensation	568,178	348,664
Provision for doubtful accounts	15,000	15,000
Realized loss on disposal of property & equipment	4,854	3,138
Changes in operating assets and liabilities:
Accounts and unbilled receivables	206,057	59,726
Restricted cash	81,751	644,878
Interest receivable	3,980	103,604
Prepaid development fees	(174,253)	(375,198)
Other prepaid expenses and other current assets	(276,820)	(236,402)
Other assets	(37,931)	43,496
Accounts payable	(209,814)	(221,789)
Accrued liabilities and compensation	(351,040)	(123,948)
Registration liabilities	(77,778)	(657,609)
Commercial support liabilities	622,542	385,466
Deferred revenue	(111,262)	387,292

Net cash provided by operating activities	1,240,938	71,758

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(9,362,342)	—
Proceeds from maturities and sales of investments in marketable securities	10,525,000	12,951,000
Purchase of investments in marketable securities	(1,000,000)	(12,452,045)
Proceeds from note receivable — related party	—	233,003
Purchase of property and equipment	(521,039)	(782,178)

Net cash used in investing activities	(358,381)	(50,220)

FINANCING ACTIVITIES:
Exercise of stock options	478,515	128,489
Issuance of stock to Employee Stock Purchase Plan	159,445	76,726
Payments on capital lease obligations	(28,585)	(29,790)

Net cash provided by financing activities	609,375	175,425

Net increase in cash and cash equivalents	1,491,932	196,963
Cash and cash equivalents at beginning of period	2,257,372	3,219,807

Cash and cash equivalents at end of period	$3,749,304	$3,416,770

SUPPLEMENTAL CASH FLOW INFORMATION:
Capital lease obligations incurred	$313,031	$—

Interest paid	$8,168	$6,412

Issuance of common stock in connection with acquisition of company	$1,343,149	$—

Effects of acquisition:
Estimated fair value of tangible assets acquired	$718,357	$—
Estimated fair value of liabilities assumed	(655,907)	—
Purchase price in excess of net tangible assets acquired	10,660,852	—
Stock issued	(1,343,149)	—

Cash paid	9,380,153	—
Less cash acquired	(17,811)	—

Net cash paid for acquisition	$9,362,342	$—

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
The statement of cash flows for the six months ended June 30, 2004 has been revised to reflect the reclassification of investments in marketable securities for auction rate securities held by the Company on June 30, 2004. We previously classified investments in auction rate securities as cash equivalents due to the short-term nature of their relative auction dates. We modified the statement of cash flows for the six months ended June 30, 2004 to include additional gross sales of $7.5 million and purchases of $9.9 million related to our investments in marketable securities.
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
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which amends APB Opinion No. 29. The guidance in APB 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by Statement 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of the statement are effective for exchanges taking place in fiscal periods beginning after June 15, 2005. We do not believe the adoption of this Statement will have a material effect on our consolidated financial position or results of operations.
3. ACQUISITION
On March 28, 2005, the Company acquired all of the stock of Data Management & Research, Inc. (DMR) for approximately $10.7 million, consisting of $9.1 million in cash and 479,234 shares of our common stock. Of the common stock portion, 319,489 shares are being held in an escrow account for eighteen months from the acquisition date, subject to any claims for indemnification pursuant to the stock purchase agreement. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $0.4 million. DMR provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business. The preliminary purchase price allocation is disclosed on the statement of cash flows. The Company is currently determining the composition and valuation of indefinite and finite lived intangible assets, therefore amounts recorded for goodwill and intangible assets at June 30, 2005 are subject to change.
The results of operations for DMR have been included in the Company’s statement of operations, effective March 29, 2005.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. ACQUISITION (continued)
The following unaudited pro forma results of operations give effect to the operations of DMR as if the acquisition had occurred as of January 1, 2005 and 2004. These unaudited pro forma results of operations include certain adjustments arising from the acquisition such as owner compensation and amortization expense. The pro forma results of operations do not purport to represent what the Company’s results of operations would have been had such transactions in fact occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue	$6,806,420	$5,574,331	$13,899,025	$11,784,657

Net income (loss)	$23,197	$(508,321)	$640,724	$(480,667)

Net income (loss) per share:
Basic and diluted	$0.00	$(0.02)	$0.03	$(0.02)

4. STOCK-BASED COMPENSATION
We account for our stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. APB 25 does not utilize the fair value method, as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) . However, we have disclosed the fair value recognition requirements of SFAS No. 123 and the additional disclosure requirements as specified in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123.
If the alternative method of accounting for stock incentive plans prescribed by SFAS No. 123 had been followed, our net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended
	June 30, 2005	June 30, 2004
Net income (loss) as reported	$23,197	$(528,975)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(198,540)	(173,087)

Pro forma net loss	$(175,343)	$(702,062)

Basic net income (loss) per share — as reported	$0.00	$(0.03)

Basic net loss per share — pro forma	$(0.01)	$(0.03)

Diluted net income (loss) per share — as reported	$0.00	$(0.03)

Diluted net loss per share — pro forma	$(0.01)	$(0.03)

	Six Months Ended
	June 30, 2005	June 30, 2004
Net income (loss) as reported	$167,363	$(947,943)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(284,240)	(291,843)

Pro forma net loss	$(116,877)	$(1,239,786)

Basic net income (loss) per share — as reported	$0.01	$(0.05)

Basic net loss per share — pro forma	$(0.01)	$(0.06)

Diluted net income (loss) per share — as reported	$0.01	$(0.05)

Diluted net loss per share — pro forma	$(0.01)	$(0.06)

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, and escrowed or restricted shares, are included in diluted net income (loss) per share only to the extent these shares are dilutive. The total number of common equivalent shares excluded from the calculations of diluted net loss per share, due to their anti-dilutive effect, was approximately 1,400,000 and 3,100,000 for the three months ended June 30, 2005 and 2004, respectively, and approximately 1,400,000 and 3,250,000 for the six months ended June 30, 2005 and 2004, respectively.
The following table sets forth the computation of basic and diluted net income (loss) per share for three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Numerator:
Net income (loss)	$23,197	$(528,975)	$167,363	$(947,943)

Denominator:
Weighted average shares outstanding:
Basic	21,054,335	20,581,052	20,870,061	20,513,798
Employee stock options and other	1,009,844	—	895,550	—

Diluted	22,064,179	20,581,052	21,765,611	20,513,798

Net income (loss) per share:
Basic	$0.00	$(0.03)	$0.01	$(0.05)

Diluted	$0.00	$(0.03)	$0.01	$(0.05)

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
The following is our business segment information as of and for the three and six months ended June 30, 2005 and 2004. We measure segment performance based on operating income (loss) before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and depreciation.

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues
HCO	$5,272,959	$3,230,957	$9,239,954	$6,447,701
PMD	1,533,461	1,460,476	3,248,868	3,151,504

Total net revenue	$6,806,420	$4,691,433	$12,488,822	$9,599,205

Income (loss) from operations
HCO	$1,764,879	$1,109,433	$3,350,097	$2,212,410
PMD	89,148	2,587	318,708	112,686
Unallocated	(1,898,667)	(1,685,830)	(3,667,498)	(3,367,421)

Total income (loss) from operations	$(44,640)	$(573,810)	$1,307	$(1,042,325)

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. BUSINESS SEGMENTS (continued)

	Six months ended
	June 30, 2005	June 30, 2004
Segment Assets
HCO *	$18,000,439	$4,797,867
PMD *	3,837,834	4,249,399
Unallocated	9,680,300	18,342,796

Total assets	$31,518,573	$27,390,062

*	Segment assets include restricted cash, accounts and unbilled receivables, certain prepaid and other current assets, other assets, certain property and equipment, and intangible assets. Cash and cash equivalents, investments in marketable securities and related interest receivable are not allocated to individual segments.
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
On March 28, 2005, we acquired DMR. We are in the process of performing the purchase price allocation and related evaluation of indefinite and finite lived intangible assets, thus the amount of goodwill recorded at June 30, 2005 related to the acquisition of DMR is preliminary. During the three months ended June 30, 2005, certain adjustments to goodwill were made as a result of changes in the purchase price allocation for DMR. There were no changes in the carrying amount of goodwill during the six months ended June 30, 2004.

	HCO	PMD	Total
Balance at January 1, 2005	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	8,010,852	—	8,010,852

Balance at June 30, 2005	$9,993,813	$1,323,727	$11,317,540

	HCO	PMD	Total
Balance at January 1, 2004	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	—	—	—

Balance at June 30, 2004	$1,982,961	$1,323,727	$3,306,688

8. INTANGIBLE ASSETS
All identifiable intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. We are in the process of performing the purchase price allocation and related evaluation of indefinite and finite lived intangible assets associated with the acquisition of DMR, thus the balances recorded at June 30, 2005 are preliminary. Intangible assets with finite lives are being amortized over their estimated useful lives, ranging from one to five years. Amortization of intangible assets was $224,072 and $311,942 for the three and six months ended June 30, 2005, respectively, and $83,239 and $177,585 for the three and six months ended June 30, 2004, respectively.
Identifiable intangible assets are comprised of the following:

	As of June 30, 2005			As of December 31, 2004
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Content	$3,500,000	$(3,500,000)	$—	$3,500,000	$(3,350,000)	$150,000
Customer lists	5,340,000	(3,063,945)	2,276,055	2,940,000	(2,940,000)	—
Other	672,142	(443,919)	228,223	422,142	(405,922)	16,220

Total	$9,512,142	$(7,007,864)	$2,504,278	$6,862,142	$(6,695,922)	$166,220

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. INTANGIBLE ASSETS (continued)
Estimated amortization expense for the periods and years ending December 31, is as follows:

July 1, 2005 through December 31, 2005	$281,408
2006	563,333
2007	563,333
2008	500,149
2009 and thereafter	596,055

Total	$2,504,278

9. INCOME TAXES
Taxable income for the year is expected to be reduced by available net operating loss carryforwards. Therefore, no income tax provision has been recorded in the Company’s statement of operations for the three or six months ended June 30, 2005.
10. COMMERCIAL SUPPORT GRANTS
Commercial support liabilities represent grant funds received from entities supporting educational activities, such as live events, in which we are the accredited provider of the continuing educational activity. The funds are unrestricted, and are primarily used to pay for expenses associated with conducting the educational activities. The grants will be used to pay for live event expenses during 2005 and 2006.
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
The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:
-	our ability to effectively implement our growth strategy, as well as manage growth of our operations and infrastructure, including effective identification and integration of acquisitions;

-	variability and length of our sales cycle;

-	our ability to accurately forecast results of operations due to certain revenue components being subject to significant fluctuations;

-	an increase in the percentage of our business subject to renewal. We are in discussions regarding renewing our agreements with HCA, Inc. (HCA) and Tenet Healthcare Corporation (Tenet), which expire at the end of the third and fourth quarters of 2005, respectively. Our agreement with Tenet includes a provision to extend the contract through a series of four annual renewable periods. Our agreement with HCA represented approximately 12% of our revenues in the six months ended June 30, 2005 and our agreement with Tenet represented less than 5% of our revenues during the same period. No assurance can be given that these contracts will be renewed or, if renewed, that the terms will be the same as those in the existing agreements;

-	our ability to adequately address our customers’ needs in products and services;

-	the pressure on healthcare organizations and pharmaceutical/medical device companies to reduce costs to their customers could result in financial pressures on our customers to cut back on our services;

-	our ability to maintain our competitive position against current and potential competitors;

-	our ability to develop enhancements to our existing products and services, achieve widespread acceptance of new features, and keep pace with technological developments;

-	our ability to obtain proper distribution rights from content partners to support growth in courseware subscriptions;

-	our ability to achieve profitability on a consistent basis;

-	fluctuations in quarterly operating results caused by a variety of factors including the timing of sales, subscription revenue recognition and customer subscription renewals;

-	loss of a significant customer and concentration of a significant portion of our revenue with a relatively small number of customers;

-	our ability to adequately develop and maintain our network infrastructure, computer systems, software and related security;

-	the effect of governmental regulation on us, our business partners and our customers, including, without limitation, changes in federal, state and international laws or other regulations regarding education, training and Internet transactions; and

-	other risk factors detailed in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.
Overview and Critical Accounting Policies and Estimates
HealthStream was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. The Company focuses on being a provider of training solutions for entities in the healthcare industry. Revenues from our healthcare organizations business unit (HCO) are derived from the following categories: provision of services through our Internet-based learning products, courseware subscriptions, workforce development tools and services, maintenance and support of installed learning management products and a variety of other online products. On March 28, 2005, we acquired Data Management & Research, Inc. (DMR), which provides healthcare organizations a wide range of quality and satisfaction surveys, analyses of survey results, and other research-based services. Accordingly, DMR is included in our HCO business segment. Revenues from our pharmaceutical and medical device company business unit (PMD) are derived from live event development, content development, Web cast events, and other educational and training services, including HospitalDirect.

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
Acquisition
On March 28, 2005, the Company acquired all of the stock of DMR for approximately $10.7 million, consisting of $9.1 million in cash and 479,234 shares of our common stock. Of the common stock portion, 319,489 shares were deposited in an escrow account to be held for eighteen months from the acquisition date, subject to any claims for indemnification pursuant to the stock purchase agreement. DMR provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools.
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
Cost of Revenues. Cost of revenues consists primarily of salaries and employee benefits, employee travel and lodging, materials, contract labor, hosting costs, and other direct expenses associated with revenues as well as royalties paid by us to content providers based on a percentage of revenues. Personnel costs within cost of revenues are associated with individuals that provide services, handle customer support calls or inquiries, manage our web sites, content delivery and survey services, coordinate content maintenance services, and provide training or implementation services.
Product Development. Product development expenses consist primarily of salaries and employee benefits, content acquisition costs before technological feasibility is achieved, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training delivery and administration platforms. In addition, product development expenses are associated with the development of feature enhancements and new products to the extent that such enhancements don’t expand the anticipated revenues associated with the base product or further extend the life of such product. In accordance with our policy, we capitalize the cost of features and content developed by third parties where the life expectancy is greater than one year and the anticipated cash flows from such content are expected to exceed their respective costs. Personnel costs within product development include our systems team, product managers, and other personnel associated with content and product development.
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
Results of Operations
During the three months ended June 30, 2005, revenues increased $2.1 million, or 45.1%, to $6.8 million from $4.7 million for the three months ended June 30, 2004. Revenue increases of $1.2 million resulted from the acquisition of DMR, while revenues from our flagship product, the HealthStream Learning CenterTM, increased $590,000, or 25% over the prior year quarter. Growth in add-on courseware revenues also contributed $270,000 of the increase, while revenues from maintenance fees associated with our HCO installed learning management products declined over the prior year quarter by $100,000. Our fully implemented subscriber base was approximately 1,113,000 at June 30, 2005. Revenues from our PMD unit experienced moderate increases over the prior year quarter, while the mix of revenues changed. Revenues from live events and online content subscriptions increased, but were partially offset by declines in content development and other training services.
Gross margins (which we define as revenues less cost of revenues divided by revenues) for the second quarter 2005 increased to 63.9% as compared to 62.7% for the second quarter 2004 primarily as a result of increased revenues from DMR and the HealthStream Learning CenterTM. We achieved net income of $23,000 in the second quarter of 2005, compared to a net loss of $529,000 in the second quarter of 2004. This improvement is primarily related to the increase in revenues and related gross margins. Marketing expenses increased over the prior year quarter, primarily associated with our annual Summit, which occurred during April 2005. This event was split between the first and second quarters of 2004. We also experienced increases in product development, sales, depreciation, amortization, and other general and administrative expenses as a result of the DMR acquisition. Net income (loss) per share improved to break-even for the three months ended June 30, 2005 from a loss of $(0.03) per share for the three months ended June 30, 2004.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Revenues. Revenues increased approximately $2.1 million, or 45.1%, to $6.8 million for the three months ended June 30, 2005 from $4.7 million for the three months ended June 30, 2004. Revenues for 2005 consisted of $5.3 million for HCO and $1.5 million for PMD. In 2004, revenues consisted of $3.2 million for HCO and $1.5 million for PMD. The increase in HCO revenues related primarily to revenues from the acquisition of DMR of $1.2 million, revenue growth of $590,000 from our Internet-based HLC subscriber base, and $270,000 from growth in add-on courseware revenues. Our subscriber base increased approximately 29%, to approximately 1,113,000 fully implemented subscribers at June 30, 2005 from approximately 864,000 fully implemented subscribers at June 30, 2004. These HCO revenue increases were partially offset by an anticipated decline in revenues from maintenance and support fees associated with our installed learning management products of approximately $100,000. This decline is consistent with our strategy to transition these customers to our Internet-based learning platform. Revenues from our Internet-based subscription products represented approximately 59% of revenues for the three months ended June 30, 2005 compared to 65% of revenues for the three months ended June 30, 2004. This percentage decrease resulted from the addition of DMR’s revenues, which are not included within our Internet-based product offering. PMD revenues increased slightly over the prior year quarter. Live event and online training revenues increased modestly, but were partially offset by a decline in content development and other training services.
We expect continued revenue growth during the third quarter for HCO, compared to both the third quarter 2004 and second quarter 2005, primarily associated with our Internet-based subscription products and survey revenues from the DMR acquisition. Revenues associated with DMR are seasonal, with the first and fourth quarters being the strongest. During the third quarter, we expect the percentage of total revenues from our Internet-based subscription products to remain comparable to the second quarter. As we continue to focus on transitioning the customers using our installed learning management products to our Internet-based learning platform, we expect revenues from our installed products to continue to decline during the remainder of 2005. We expect third quarter revenues for PMD to experience modest increases from the levels experienced in the second quarter, and we expect the mix of revenues for PMD to remain comparable to the second quarter.

Cost of Revenues. Cost of revenues increased approximately $708,000, or 40.5%, to $2.5 million for the three months ended June 30, 2005 from $1.8 million for the three months ended June 30, 2004. Cost of revenues as a percentage of revenues decreased to 36.1% of revenues for the three months ended June 30, 2005 from 37.3% of revenues for the three months ended June 30, 2004. The overall increase in cost of revenues resulted primarily from additional costs associated with DMR, increases in personnel expenses and increased royalties paid by us associated with the increase in add-on courseware revenues.
Cost of revenues for HCO increased approximately $800,000 and approximated 27.2% and 19.6% of revenues for the three months ended June 30, 2005 and 2004, respectively. Cost of revenues for HCO increased due to additional costs associated with DMR, increases in personnel expenses and contract labor associated with content maintenance, as well as an increase in the percentage royalties paid by us to content partners. Cost of revenues for PMD declined $100,000 as compared to the prior year quarter and approximated 56.8% and 67.0% of revenues for the three months ended June 30, 2005 and 2004, respectively. Cost of revenues for PMD decreased as a result of lower personnel expenses and lower direct costs associated with the declines in content development revenues. We expect quarter-to-quarter fluctuations in cost of revenues for PMD due to the seasonality in live event and association activities and the variability related to our content development services.
Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to approximately 63.9% for the three months ended June 30, 2005 from 62.7% for the three months ended June 30, 2004. The improvement is a result of the change in revenue mix and related cost of revenues discussed above. Gross margins for HCO were 72.8% and 80.4% for the three months ended June 30, 2005 and 2004, respectively. Gross margins for PMD were 43.2% and 33.0% for the three months ended June 30, 2005 and 2004, respectively.
Product development. Product development expenses increased approximately $109,000, or 17.2%, to $743,000 for the three months ended June 30, 2005 from $634,000 for the three months ended June 30, 2004. This increase resulted from personnel expenses associated with DMR. Product development expenses as a percentage of revenues decreased to 10.9% of revenues for the three months ended June 30, 2005 from 13.5% for the three months ended June 30, 2004. The percentage decrease is a result of the increases in revenues.
Product development expenses for HCO increased approximately $100,000 as compared to the prior year quarter and approximated 11.1% and 15.0% of revenues for the three months ended June 30, 2005 and 2004, respectively. The increase for HCO is a result of DMR personnel expenses. Product development expenses for PMD decreased slightly as compared to the prior year period and approximated 6.2% and 7.9% of revenues for the three months ended June 30, 2005 and 2004, respectively. The unallocated corporate portion of our product development expenses was comparable between periods.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $397,000, or 32.9%, to $1.6 million for the three months ended June 30, 2005 from $1.2 million for the three months ended June 30, 2004. Sales and marketing expenses approximated 23.5% and 25.7% of revenues for the three months ended June 30, 2005 and 2004, respectively. Sales and marketing expenses for HCO increased approximately $276,000 and approximated 22.4% and 28.1% of revenues for the three months ended June 30, 2005 and 2004, respectively. HCO experienced increases in marketing expenses, sales personnel expenses, and expenses associated with DMR. Our annual Summit, which was held during the second quarter of 2005, contributed $150,000 of the HCO increase. This increase is a result of the event being split between the first and second quarters in 2004 and an increase in customer attendance at the event. Sales and marketing expenses for PMD increased approximately $110,000, and approximated 22.4% and 16.0% of revenues for the three months ended June 30, 2005 and 2004, respectively. The increase for PMD is associated with increased sales personnel, commissions and marketing expenses.
Depreciation and Amortization. Depreciation and amortization increased approximately $256,000, or 50.7%, to $760,000 for the three months ended June 30, 2005 from $504,000 for the three months ended June 30, 2004. The increase is associated with depreciation of property and equipment and amortization of DMR intangible assets, content and feature enhancements.
Other General and Administrative. Other general and administrative expenses increased approximately $116,000, or 9.9%, to $1.3 million for the three months ended June 30, 2005 from $1.2 million for the three months ended June 30, 2004. The increase is associated with DMR personnel and office expenses. Other general and administrative expenses as a percentage of revenues decreased to 18.9% for the three months ended June 30, 2005 from 25.0% for the three months ended June 30, 2004. The percentage decrease is a result of the increases in revenues.
Other Income/Expense. Other income/expense increased approximately $23,000, or 51.3%, to $68,000 for the three months ended June 30, 2005 from $45,000 for the three months ended June 30, 2004. The increase resulted from an increase in interest income on investments in marketable securities.
Net Income (Loss). Net income was $23,000 for the three months ended June 30, 2005 compared to a net loss of $529,000 for the three months ended June 30, 2004. This improvement is a result of the factors mentioned above.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Revenues. Revenues increased approximately $2.9 million, or 30.1%, to $12.5 million for the six months ended June 30, 2005 from $9.6 million for the six months ended June 30, 2004. Revenues for 2005 consisted of $9.2 million for HCO and $3.3 million for PMD. In 2004, revenues consisted of $6.4 million for HCO and $3.2 million for PMD. The increase in HCO revenues related primarily to growth in revenues from our Internet-based HLC subscriber base of $1.2 million, $1.2 million from the DMR acquisition, $430,000 from growth in add-on courseware revenues, and $195,000 from content maintenance services. These HCO revenue increases were partially offset by an anticipated decline in revenues from maintenance and support fees associated with our installed learning management products of $286,000. PMD revenues increased $100,000 over the prior year, although we experienced a change in revenue mix. Revenues from online training content increased $180,000, and live event revenues were comparable between periods. This increase was partially offset by a decline in content development services. On a pro forma basis, taking into consideration the effect of the DMR acquisition as if the acquisition occurred on January 1, 2004, pro forma revenues for the six months ended June 30, 2005 would have been $13.9 million compared to $11.8 million for the six months ended June 30, 2004.
Cost of Revenues. Cost of revenues increased approximately $854,000, or 23.5%, to $4.5 million for the six months ended June 30, 2005 from $3.6 million for the six months ended June 30, 2004. Cost of revenues as a percentage of revenues decreased to 36.0% of revenues for the six months ended June 30, 2005 from 37.9% of revenues for the six months ended June 30, 2004. The increase in cost of revenues resulted from the incremental expenses associated with DMR, increases in personnel expenses and royalties paid by us, and was partially offset by declines in contract labor and materials associated with declines in content development revenues.
Cost of revenues for HCO increased approximately $1.1 million and approximated 25.7% and 19.9% of revenues for the six months ended June 30, 2005 and 2004, respectively. Cost of revenues increases for HCO resulted from the additional expenses associated with DMR, increased personnel expenses and contract labor associated with content maintenance, as well as an increase in the percentage royalties paid by us to content partners. Cost of revenues for PMD declined $255,000 as compared to the prior year period and approximated 55.8% and 65.6% of revenues for the six months ended June 30, 2005 and 2004, respectively. Cost of revenues for PMD decreased as a result of lower personnel expenses and lower direct costs associated with the declines in content development revenues. We expect quarter-to-quarter fluctuations in cost of revenues for PMD due to the seasonality in live event and association activities and the variability related to our content development services.
Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to approximately 64.0% for the six months ended June 30, 2005 from 62.1% for the six months ended June 30, 2004. The improvement is a result of the change in revenue mix and related cost of revenues discussed above. Gross margins for HCO were 74.3% and 80.1% for the six months ended June 30, 2005 and 2004, respectively. Gross margins for PMD were 44.2% and 34.4% for the six months ended June 30, 2005 and 2004, respectively.
Product development. Product development expenses increased approximately $99,000, or 7.7%, to $1.4 million for the six months ended June 30, 2005 from $1.3 million for the six months ended June 30, 2004. This increase is primarily related to additional personnel expenses associated with the DMR acquisition. Product development expenses as a percentage of revenues decreased to 11.0% of revenues for the six months ended June 30, 2005 from 13.3% for the six months ended June 30, 2004. The decrease is a result of the increases in revenues.
Product development expenses for HCO increased approximately $44,000 as compared to the prior year period and approximated 11.5% and 15.8% of revenues for the six months ended June 30, 2005 and 2004, respectively. Product development expenses for PMD were comparable between periods and approximated 6.1% and 6.3% of revenues for the six months ended June 30, 2005 and 2004, respectively. The unallocated corporate portion of our product development expenses increased approximately $56,000.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $430,000, or 18.2%, to $2.8 million for the six months ended June 30, 2005 from $2.4 million for the six months ended June 30, 2004. Sales and marketing expenses approximated 22.4% and 24.6% of revenues for the six months ended June 30, 2005 and 2004, respectively. Sales and marketing expenses for HCO increased approximately $273,000 and approximated 21.6% and 26.8% of revenues for the six months ended June 30, 2005 and 2004, respectively. HCO increases were a result of the DMR acquisition, increased spending associated with The Summit, and to a lesser extent, increased commissions. Sales and marketing expenses for PMD increased approximately $149,000 and approximated 20.4% and 16.3% of revenues for the six months ended June 30, 2005 and 2004, respectively. The increase is associated with increased personnel expenses and commissions.
Depreciation and Amortization. Depreciation and amortization increased approximately $386,000, or 38.9%, to $1.4 million for the six months ended June 30, 2005 from $1.0 million for the six months ended June 30, 2004. The increase is associated with depreciation of property and equipment and amortization of DMR intangible assets, content and feature enhancements.

Other General and Administrative. Other general and administrative expenses increased approximately $77,000, or 3.3%, and approximated $2.4 million for the six months ended June 30, 2005 and 2004. Other general and administrative expenses as a percentage of revenues decreased to 19.6% for the six months ended June 30, 2005 from 24.6% for the six months ended June 30, 2004. The percentage decrease is a result of the increases in revenues.
Other Income/Expense. Other income/expense increased approximately $72,000, or 75.9%, to $166,000 for the six months ended June 30, 2005 from $94,000 for the six months ended June 30, 2004. The increase resulted from an increase in interest income on investments in marketable securities.
Net Income (Loss). Net income was $167,000 for the six months ended June 30, 2005 compared to a net loss of $948,000 for the six months ended June 30, 2004. This improvement is a result of the factors mentioned above. On a pro forma basis, as if the DMR acquisition occurred on January 1, 2004, pro forma net income would have been $641,000 for the six months ended June 30, 2005 compared to a pro forma net loss of $481,000 for the six months ended June 30, 2004.
Liquidity and Capital Resources
Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.
Net cash provided by operating activities was approximately $1.2 million during the six months ended June 30, 2005 compared to $72,000 during the six months ended June 30, 2004. The improvement over the prior year was primarily related to the improvement from a net loss in 2004 of $948,000 to net income of $167,000 in 2005, receipts from commercial support grants and a decline in accounts receivable (net of acquired balances from DMR). These cash increases were partially offset by the purchases of content and other prepaid assets and declines in accounts payable and accrued liabilities. Days sales outstanding, or the number of days it takes to collect accounts receivable, increased compared to the prior year, approximating 58 days for the six months ended June 30, 2005 compared to 48 days for the six months ended June 30, 2004. The increase in days sales outstanding is a result of slower collections during the second quarter of 2005 resulting primarily from certain larger customers having payment terms greater than our standard payment term. The Company calculates days sales outstanding by dividing the accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the period. During the six months ended June 30, 2004, the primary sources of cash resulted from improved net loss and receipts of commercial support grants, offset by cash utilized to fund operations and purchase content and other prepaid assets.
Net cash used in investing activities was approximately $358,000 during the six months ended June 30, 2005 compared to approximately $50,000 during the six months ended June 30, 2004. The primary uses of cash during the six months ended June 30, 2005 related to cash paid in connection with the acquisition of DMR of $9.4 million, $1.0 million in purchases of investments in marketable securities and $521,000 of property and equipment acquisitions. These uses of cash were offset by $10.5 million of proceeds from the sale and maturity of investments in marketable securities. Property and equipment acquisitions related to hardware and software to support the growth of our product infrastructure, primarily our Internet-based learning platform. During the six months ended June 30, 2004, we received proceeds of $13.0 million from the maturity of investments in marketable securities and $233,000 in proceeds from collection of a note receivable — related party, offset by $12.5 million in purchases of investments in marketable securities and $782,000 in property and equipment acquisitions.
Cash provided by financing activities was approximately $609,000 for the six months ended June 30, 2005 compared to $175,000 during the six months ended June 30, 2004. Cash provided by financing activities during 2005 consisted of proceeds from the exercise of stock options of $479,000 and $159,000 associated with the issuance of common stock to our Employee Stock Purchase Plan, and was partially offset by payments under capital lease obligations. Cash provided by financing activities during the six months ended June 30, 2004 consisted of proceeds from the exercise of stock options of $128,000 and $77,000 associated with the issuance of common stock to our Employee Stock Purchase Plan, and was partially offset by payments under capital lease obligations.
As of June 30, 2005, our primary source of liquidity was $8.4 million of cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of July 31, 2005, we had cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable of approximately $8.7 million. The increase in our liquidity is a result of strong cash collections during July 2005.
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

Commitments and Contingencies
We expect that content and capital expenditures will range between $2.0 and $2.5 million for the remainder of 2005.
Our strategic alliances have typically provided for payments to content and distribution partners and development partners based on revenues, and we expect to continue similar arrangements in the future. We have capital lease obligations and operating lease commitments for our operating facilities in Nashville, TN, Franklin, TN, and Denver, CO, and a closed facility in Dallas, TX. We entered into capital lease arrangements during the three months ended June 30, 2005 that include future payments of approximately $223,000 over three years.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any commodity price risk. As of June 30, 2005, we had no outstanding indebtedness other than approximately $338,000 of capital lease obligations. Accordingly, we are not exposed to significant market risk. We are exposed to market risk with respect to the cash and cash equivalents and marketable securities in which we invest. At July 31, 2005, we had approximately $8.7 million of cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest that was invested in a combination of short term investments. Current investment rates of return approximate 2-3%. Assuming a 2.5% rate of return on $8.7 million of investments, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $22,000.
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

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
On May 26, 2005, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons as Class II directors to serve until the Annual Meeting of Shareholders in 2008 and until such time as their respective successors are duly elected and qualified, with the number of votes cast for, or withheld as set forth opposite their names.

	Votes
		Withheld
Nominee	For	Authority/Abstained
Linda Rebrovick	16,206,601	987,259
Jeffrey L. McLaren	16,206,151	987,709
Item 6. Exhibits
Exhibits
31.1	— Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	— Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.
By:	/s/ Arthur E. Newman
Arthur E. Newman
Chief Financial Officer August 12, 2005

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