Form 10-Q
period 2005-09-30
HEALTHSTREAM INC
filed 2005-11-14
CIK 1095565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2005, 21,574,904 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,778,278	$2,257,372
Investments in short term marketable securities	3,900,000	14,025,000
Restricted cash	168,242	184,041
Interest receivable	23,584	25,899
Accounts receivable, net of allowance for doubtful accounts of $184,617 at September 30, 2005 and $234,167 at December 31, 2004	4,277,668	3,990,590
Accounts receivable — unbilled	1,108,711	596,877
Prepaid development fees, net of amortization	546,507	542,823
Other prepaid expenses and other current assets	960,682	850,529

Total current assets	16,763,672	22,473,131
Property and equipment:
Furniture and fixtures	1,011,877	931,118
Equipment	7,275,376	6,402,343
Leasehold improvements	1,281,460	1,267,133

	9,568,713	8,600,594
Less accumulated depreciation and amortization	(7,300,766)	(6,281,311)

	2,267,947	2,319,283

Goodwill	10,306,557	3,306,688
Intangible assets, net of accumulated amortization of $7,134,946 at September 30, 2005 and $6,695,922 at December 31, 2004	3,377,196	166,220
Other assets	319,803	291,779

Total assets	$33,035,175	$28,557,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,008,086	$830,941
Accrued liabilities	1,311,835	1,117,367
Accrued compensation and related expenses	349,949	284,301
Registration liabilities	161,170	174,697
Commercial support liabilities	915,531	378,893
Deferred revenue	4,367,532	3,987,697
Current portion of capital lease obligations	130,594	24,113

Total current liabilities	8,244,697	6,798,009
Capital lease obligations, less current portion	190,750	29,428
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,568,529 and 20,667,515 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	93,791,326	91,642,383
Accumulated deficit	(69,191,598)	(69,912,719)

Total shareholders’ equity	24,599,728	21,729,664

Total liabilities and shareholders’ equity	$33,035,175	$28,557,101

See accompanying notes to condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2005	2004
Revenues, net	$6,830,640	$5,032,233
Operating costs and expenses:
Cost of revenues	2,392,075	1,776,017
Product development	719,930	659,155
Sales and marketing	1,340,084	1,100,944
Depreciation	373,697	344,426
Amortization of intangibles, content fees and feature enhancements	278,496	192,087
Other general and administrative expenses	1,244,556	1,202,174

Total operating costs and expenses	6,348,838	5,274,803

Income (loss) from operations	481,802	(242,570)

Other income (expense):
Interest and other income	81,914	69,116
Interest and other expense	(9,958)	(3,818)

	71,956	65,298

Net income (loss)	$553,758	$(177,272)

Net income (loss) per share:
Basic	$0.03	$(0.01)

Diluted	$0.02	$(0.01)

Weighted average shares of common stock outstanding:
Basic	21,212,310	20,655,825

Diluted	22,356,561	20,655,825

See accompanying notes to condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Revenues, net	$19,319,462	$14,631,438
Operating costs and expenses:
Cost of revenues	6,887,196	5,417,062
Product development	2,099,549	1,940,236
Sales and marketing	4,131,547	3,462,475
Depreciation	1,183,808	987,809
Amortization of intangibles, content fees, feature enhancements, and prepaid compensation	846,674	540,751
Other general and administrative expenses	3,687,579	3,568,000

Total operating costs and expenses	18,836,353	15,916,333

Income (loss) from operations	483,109	(1,284,895)

Other income (expense):
Interest and other income	259,854	172,103
Interest and other expense	(21,842)	(12,423)

	238,012	159,680

Net income (loss)	$721,121	$(1,125,215)

Net income (loss) per share:
Basic	$0.03	$(0.05)

Diluted	$0.03	$(0.05)

Weighted average shares of common stock outstanding:
Basic	20,984,144	20,561,141

Diluted	21,962,594	20,561,141

See accompanying notes to condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2005

	Common Stock			Total Shareholders’
	Shares	Amount	Accumulated Deficit	Equity
Balance at December 31, 2004	20,667,515	$91,642,383	$(69,912,719)	$21,729,664

Net income	—	—	721,121	721,121

Issuance of common stock to Employee Stock Purchase Plan	83,742	159,445	—	159,445

Issuance of common stock in acquisition	479,234	1,343,149	—	1,343,149

Exercise of stock options	338,038	646,349	—	646,349

Balance at September 30, 2005	21,568,529	$93,791,326	$(69,191,598)	$24,599,728

See accompanying notes to condensed consolidated financial statements .

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$721,121	$(1,125,215)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,183,808	987,809
Amortization of intangibles, content fees, feature enhancements and prepaid compensation	846,674	540,751
Provision for doubtful accounts	15,000	15,000
Realized loss on disposal of property & equipment	6,096	1,153
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(367,020)	(686,991)
Restricted cash	15,799	493,649
Interest receivable	2,315	99,022
Prepaid development fees	(323,055)	(461,425)
Other prepaid expenses and other current assets	(99,635)	(135,938)
Other assets	(28,024)	(106,902)
Accounts payable	142,346	(2,746)
Accrued liabilities and compensation	(152,060)	136,018
Registration liabilities	(13,527)	(508,132)
Commercial support liabilities	536,638	385,466
Deferred revenue	170,904	427,454

Net cash provided by operating activities	2,657,380	58,973

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(9,351,360)	—
Proceeds from maturities and sales of investments in marketable securities	15,875,000	15,945,525
Purchase of investments in marketable securities	(5,750,000)	(15,452,045)
Proceeds from note receivable — related party	—	233,003
Purchase of property and equipment	(656,894)	(1,398,140)

Net cash provided by (used in) investing activities	116,746	(671,657)

FINANCING ACTIVITIES:
Exercise of stock options	646,349	128,489
Issuance of stock to Employee Stock Purchase Plan	159,445	76,726
Payments on capital lease obligations	(59,014)	(41,019)

Net cash provided by financing activities	746,780	164,196

Net increase (decrease) in cash and cash equivalents	3,520,906	(448,488)
Cash and cash equivalents at beginning of period	2,257,372	3,219,807

Cash and cash equivalents at end of period	$5,778,278	$2,771,319

SUPPLEMENTAL CASH FLOW INFORMATION:
Capital lease obligations incurred	$326,817	$62,804

Interest paid	$15,631	$9,857

Issuance of common stock in connection with acquisition of company	$1,343,149	$—

Effects of acquisition:
Estimated fair value of tangible assets acquired	$718,357	$—
Estimated fair value of liabilities assumed	(655,907)	—
Purchase price in excess of net tangible assets acquired	10,649,870	—
Stock issued	(1,343,149)	—

Cash paid	9,369,171	—
Less cash acquired	(17,811)	—

Net cash paid for acquisition	$9,351,360	$—

See accompanying notes to condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
The statement of cash flows for the nine months ended September 30, 2004 has been revised to reflect the reclassification of investments in marketable securities for auction rate securities held by the Company on September 30, 2004. We previously classified investments in auction rate securities as cash equivalents due to the short-term nature of their relative auction dates. We modified the statement of cash flows for the nine months ended September 30, 2004 to include additional gross sales of $10.5 million and purchases of $12.9 million related to our investments in marketable securities.
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
3. ACQUISITION
On March 28, 2005, the Company acquired all of the stock of Data Management & Research, Inc. (DMR) for approximately $10.7 million, consisting of $9.1 million in cash and 479,234 shares of our common stock. Of the common stock portion, 319,489 shares are being held in an escrow account for eighteen months from the acquisition date, subject to any claims for indemnification pursuant to the stock purchase agreement. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $0.4 million. DMR provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business. The preliminary purchase price allocation is disclosed on the statement of cash flows. During the three months ended September 30, 2005, we allocated an additional $1.0 million of the purchase price to customer-related intangible assets and extended the life of the related intangible assets to eight years. This adjustment is based on a valuation analysis performed during the three months ended September 30, 2005. Amounts recorded for goodwill and intangible assets at September 30, 2005 are subject to change.
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

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenue	$6,830,640	$6,320,355	$20,729,665	$18,105,012

Net income (loss)	$553,758	$106,028	$1,194,482	$(347,139)

Net income (loss) per share:
Basic	$0.03	$0.01	$0.06	$(0.02)

Diluted	$0.02	$0.00	$0.05	$(0.02)

4. STOCK-BASED COMPENSATION
We currently account for our stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. APB 25 does not utilize the fair value method, as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) . However, we have disclosed the fair value recognition requirements of SFAS No. 123 and the additional disclosure requirements as specified in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123.
If the alternative method of accounting for stock incentive plans prescribed by SFAS No. 123 had been followed, our net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended
	September 30, 2005	September 30, 2004
Net income (loss) as reported	$553,758	$(177,272)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(111,339)	(93,608)

Pro forma net income (loss)	$442,419	$(270,880)

Basic net income (loss) per share — as reported	$0.03	$(0.01)

Basic net income (loss) per share — pro forma	$0.02	$(0.01)

Diluted net income (loss) per share — as reported	$0.02	$(0.01)

Diluted net income (loss) per share — pro forma	$0.02	$(0.01)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Net income (loss) as reported	$721,121	$(1,125,215)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(475,897)	(458,543)

Pro forma net income (loss)	$245,224	$(1,583,758)

Basic net income (loss) per share — as reported	$0.03	$(0.05)

Basic net income (loss) per share — pro forma	$0.01	$(0.08)

Diluted net income (loss) per share — as reported	$0.03	$(0.05)

Diluted net income (loss) per share — pro forma	$0.01	$(0.08)

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, and escrowed or restricted shares, are included in diluted net income (loss) per share only to the extent these shares have a dilutive effect. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income (loss) per share, due to their anti-dilutive effect, was approximately 1,100,000 and 3,000,000 for the three months ended September 30, 2005 and 2004, respectively, and approximately 1,300,000 and 3,200,000 for the nine months ended September 30, 2005 and 2004, respectively.
The following table sets forth the computation of basic and diluted net income (loss) per share for three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$553,758	$(177,272)	$721,121	$(1,125,215)

Denominator:
Weighted average shares outstanding:
Basic	21,212,310	20,655,825	20,984,144	20,561,141
Employee stock options and escrowed shares	1,144,250	—	978,450	—

Diluted	22,356,561	20,655,825	21,962,594	20,561,141

Net income (loss) per share:
Basic	$0.03	$(0.01)	$0.03	$(0.05)

Diluted	$0.02	$(0.01)	$0.03	$(0.05)

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
The following is our business segment information as of and for the three and nine months ended September 30, 2005 and 2004. We measure segment performance based on operating income (loss) before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and depreciation.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenues
HCO	$5,553,391	$3,650,153	$14,793,345	$10,097,854
PMD	1,277,249	1,382,080	4,526,117	4,533,584

Total net revenue	$6,830,640	$5,032,233	$19,319,462	$14,631,438

Income (loss) from operations
HCO	$2,286,189	$1,370,927	$5,636,286	$3,583,337
PMD	7,222	68,122	325,930	180,808
Unallocated	(1,811,609)	(1,681,619)	(5,479,107)	(5,049,040)

Total income (loss) from operations	$481,802	$(242,570)	$483,109	$(1,284,895)

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. BUSINESS SEGMENTS (continued)

	Nine months ended
	September 30,	September 30,
	2005	2004
Segment Assets
HCO *	$17,719,923	$6,026,379
PMD *	4,408,647	4,195,566
Unallocated	10,906,605	17,711,068

Total assets	$33,035,175	$27,933,013

*	Segment assets include restricted cash, accounts and unbilled receivables, certain prepaid and other current assets, other assets, certain property and equipment, and intangible assets. Cash and cash equivalents, investments in marketable securities and related interest receivable are not allocated to individual segments.
7. GOODWILL
We account for business combinations using the purchase method in accordance with SFAS No. 141, “Business Combinatons.” We account for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” We test goodwill for impairment using a discounted cash flow model. The technique used to determine the fair value of our reporting units is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. If these estimates or their related assumptions change in the future, we may be required to record impairment charges, which could adversely impact our operating results for the period in which such a determination is made. We perform our annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists.
On March 28, 2005, we acquired DMR. We continue to evaluate the purchase price allocation and related valuation of indefinite and finite lived intangible assets, thus the amount of goodwill recorded at September 30, 2005 related to the acquisition of DMR is subject to change. During the three months ended September 30, 2005, we allocated an additional $1.0 million of the DMR purchase price to customer-related intangibles, which reduced goodwill. There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2004.

	HCO	PMD	Total
Balance at January 1, 2005	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	6,999,869	—	6,999,869

Balance at September 30, 2005	$8,982,830	$1,323,727	$10,306,557

	HCO	PMD	Total
Balance at January 1, 2004	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	—	—	—

Balance at September 30, 2004	$1,982,961	$1,323,727	$3,306,688

8. INTANGIBLE ASSETS
All identifiable intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. We continue to evaluate the purchase price allocation and related valuation of indefinite and finite lived intangible assets associated with the acquisition of DMR, thus the balances recorded at September 30, 2005 are subject to change. Intangible assets with finite lives are being amortized over their estimated useful lives, ranging from one to eight years. Amortization of intangible assets was $127,083 and $439,024 for the three and nine months ended September 30, 2005, respectively, and $83,239 and $260,824 for the three and nine months ended September 30, 2004, respectively. During the three months ended September 30, 2005, we allocated an additional $1.0 million of the DMR purchase price to customer-related intangibles and extended the life of such definite lived intangibles from five years to eight years.
Identifiable intangible assets are comprised of the following:

	As of September 30, 2005			As of December 31, 2004
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Content	$3,500,000	$(3,500,000)	$—	$3,500,000	$(3,350,000)	$150,000
Customer-related	6,340,000	(3,170,195)	3,169,805	2,940,000	(2,940,000)	—
Other	672,142	(464,751)	207,391	422,142	(405,922)	16,220

Total	$10,512,142	$(7,134,946)	$3,377,196	$6,862,142	$(6,695,922)	$166,220

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. INTANGIBLE ASSETS (continued)
Estimated amortization expense for the periods and years ending December 31, is as follows:

October 1, 2005 through December 31, 2005	$112,624
2006	508,333
2007	508,333
2008	445,148
2009	425,000
2010 and thereafter	1,377,758

Total	$3,377,196

9. INCOME TAXES
Our income for financial reporting purposes differs from our taxable income as a result of depreciation, tax treatment associated with business combinations, and other items. We expect that our taxable income for the year will also be reduced by available net operating loss carryforwards, although we may be subject to the alternative minimum tax. We recorded a provision for federal income taxes of $15,000 during the nine months ended September 30, 2005.
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
The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:
-	our ability to effectively implement our growth strategy, as well as manage growth of our operations and infrastructure, including effective identification and integration of acquisitions;

-	variability and length of our sales cycle;

-	our ability to accurately forecast results of operations due to certain revenue components being subject to significant fluctuations;

-	an increase in the percentage of our business subject to renewal. We are in discussions regarding a revised long-term agreement with HCA, Inc. (HCA). On October 1, 2005 our agreement with HCA automatically renewed for one year in accordance with the terms of our agreement, but may be terminated by either party upon forty-five days notice to the other party. Our agreement with Tenet Healthcare Corporation (Tenet), which expires at the end of the fourth quarter of 2005, includes a provision to extend the contract through a series of four annual renewable periods. Our agreement automatically renews if Tenet does not provide sixty days notice of their intent not to renew. Tenet did not provide notice of intent to terminate the agreement, therefore the first annual renewal period will commence January 1, 2006. Our agreement with HCA represented approximately 11% of our revenues in the nine months ended September 30, 2005. No assurance can be given that these contracts will be renewed for extended terms, and if renewed, that the terms will be the same as those in the existing agreements;

-	our ability to adequately address our customers’ needs in products and services;

-	the pressure on healthcare organizations and pharmaceutical/medical device companies to reduce costs to their customers could result in financial pressures on our customers to cut back on our services;

-	our ability to maintain our competitive position against current and potential competitors;

-	our ability to develop enhancements to our existing products and services, achieve widespread acceptance of new features, and keep pace with technological developments;

-	our ability to obtain proper distribution rights from content partners to support growth in courseware subscriptions;

-	our ability to achieve profitability on a consistent basis;

-	fluctuations in quarterly operating results caused by a variety of factors including the timing of sales, subscription revenue recognition and customer subscription renewals;

-	loss of a significant customer and concentration of a significant portion of our revenue with a relatively small number of customers;

-	our ability to adequately develop and maintain our network infrastructure, computer systems, software and related security;

-	the effect of governmental regulation on us, our business partners and our customers, including, without limitation, changes in federal, state and international laws or other regulations regarding education, training and Internet transactions; and

-	other risk factors detailed in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Overview and Critical Accounting Policies and Estimates
HealthStream was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. The Company focuses on being a provider of training solutions for entities in the healthcare industry. Revenues from our healthcare organizations business unit (HCO) are derived from the following categories: provision of services through our Internet-based learning products, courseware subscriptions, workforce development tools and services, maintenance and support of installed learning management products and a variety of other online products. On March 28, 2005, we acquired Data Management & Research, Inc. (DMR), which provides healthcare organizations a wide range of quality and satisfaction surveys, analyses of survey results, and other research-based services. Accordingly, DMR is included in our HCO business segment. Revenues from our pharmaceutical and medical device company business unit (PMD) are derived from live event development, content development, Web cast events, and other educational and training services, including HospitalDirectR.
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
Revenues. Revenues for our HCO business unit currently consist of the provision of services through our Internet-based HealthStream Learning CenterTM (HLC), authoring tools, maintenance and support services for our installed learning management products, maintenance of content, competency tools, courseware subscriptions (add-on courseware), as well as revenues from survey-related services. Revenues for our PMD business unit consist of live event development, online training and content development, online sales training courses, HospitalDirectR, live educational activities for nurses and technicians conducted within healthcare organizations, and continuing education activities at association meetings.
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
Results of Operations
During the three months ended September 30, 2005, revenues increased $1.8 million, or 35.7%, to $6.8 million from $5.0 million for the three months ended September 30, 2004. Revenue increases of $1.3 million resulted from the acquisition of DMR, while revenues from our flagship product, the HealthStream Learning CenterTM, increased $410,000, or 15% over the prior year quarter. Growth in add-on courseware revenues also contributed $250,000 of the increase. Our fully implemented subscriber base was approximately 1,130,000 at September 30, 2005. Revenues from our PMD unit declined by approximately $100,000 from the prior year quarter, while the mix of revenues changed. Revenues from live events increased approximately $200,000, but were partially offset by declines in project-based content development services of $300,000.
Gross margins (which we define as revenues less cost of revenues divided by revenues) for the third quarter 2005 were 65.0%, up slightly from 64.7% for the third quarter of 2004. Our net income was approximately $554,000 for the third quarter of 2005, compared to a net loss of $177,000 for the third quarter of 2004. This improvement is primarily related to the increase in revenues and related gross margins. We experienced increases in product development, sales, depreciation, amortization, and other general and administrative expenses primarily as a result of the DMR acquisition. Net income per share improved to $0.03 (basic) and $0.02 (diluted) for the three months ended September 30, 2005 from a loss per share of $(0.01) (basic and diluted) for the three months ended September 30, 2004.
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Revenues. Revenues increased approximately $1.8 million, or 35.7%, to $6.8 million for the three months ended September 30, 2005 from $5.0 million for the three months ended September 30, 2004. Revenues for the third quarter of 2005 consisted of $5.5 million for HCO and $1.3 million for PMD. In the third quarter of 2004, revenues consisted of $3.6 million for HCO and $1.4 million for PMD. The increase in HCO revenues related primarily to revenues from the acquisition of DMR of $1.3 million, $410,000 from our Internet-based HLC subscriber base, and $250,000 from growth in add-on courseware revenues. Our subscriber base increased approximately 14%, to approximately 1,130,000 fully implemented subscribers at September 30, 2005 up from approximately 987,000 fully implemented subscribers at September 30, 2004. Revenues from our Internet-based subscription products represented approximately 60% of revenues for the three months ended September 30, 2005 compared to 68% of revenues for the three months ended September 30, 2004. This percentage decrease resulted from the addition of DMR’s revenues, which are not included within our Internet-based product offering. PMD revenues declined approximately $100,000 compared to the prior year quarter. Live event revenues increased approximately $200,000, but were offset by a $300,000 decline in our project-based content development services. The decline in content development services is a result of transitioning our sales efforts to subscription based products and other online delivery methodologies.
We expect continued revenue growth during the fourth quarter for HCO, compared to both the fourth quarter 2004 and third quarter 2005, primarily associated with DMR survey revenues, our Internet-based subscription products, and content maintenance services. Revenues associated with DMR are seasonal, with the fourth and first quarters being the strongest. During the fourth quarter, we expect the percentage of total revenues from our Internet-based subscription products to remain comparable to the third quarter. We expect fourth quarter revenues for PMD to experience modest increases from the levels experienced in the third quarter, and we expect the mix of revenues for PMD to remain comparable to the third quarter.
Cost of Revenues. Cost of revenues increased approximately $616,000, or 34.7%, to $2.4 million for the three months ended September 30, 2005 from $1.8 million for the three months ended September 30, 2004. Cost of revenues as a percentage of revenues decreased to 35.0% of revenues for the three months ended September 30, 2005 from 35.3% of revenues for the three months ended September 30, 2004. The overall increase in cost of revenues resulted primarily from additional costs associated with DMR, increases in personnel travel and increased royalties paid by us associated with the increase in add-on courseware revenues.
Cost of revenues for HCO increased approximately $720,000 to $1.5 million for the three months ended September 30, 2005 from $745,000 for the three months ended September 30, 2004. Cost of revenues for HCO approximated 26.3% and 20.4% of HCO revenues for the three months ended September 30, 2005 and 2004, respectively. Cost of revenues for HCO increased due to additional costs associated with DMR, increases in personnel expenses and related travel, increased contract labor associated with content maintenance services, as well as an increase in the royalties paid by us to content partners. Cost of revenues for PMD declined approximately $100,000 as compared to the prior year quarter and approximated 60.9% and 63.7% of PMD revenues for the three months ended September 30, 2005 and 2004, respectively. Cost of revenues for PMD decreased as a result of lower personnel expenses and lower direct costs associated with the declines in project-based content development revenues. We expect quarter-to-quarter fluctuations in cost of revenues for PMD due to the seasonality in live event and association activities and the variability related to our project-based content development services.
Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) was 65.0% for the three months ended September 30, 2005 compared to 64.7% for the three months ended September 30, 2004. Gross margins for HCO were 73.7% and 79.6% for the three months ended September 30, 2005 and 2004, respectively. The decline in gross margins for HCO is a result of lower margins associated with DMR. Gross margins for PMD were 39.1% and 36.3% for the three months ended September 30, 2005 and 2004, respectively.
Product development. Product development expenses increased approximately $61,000, or 9.2%, to $720,000 for the three months ended September 30, 2005 from $659,000 for the three months ended September 30, 2004. This increase resulted from personnel expenses associated with DMR. Product development expenses as a percentage of revenues decreased to 10.5% of revenues for the three months ended September 30, 2005 from 13.1% for the three months ended September 30, 2004. The decrease in the percentage of revenues is a result of the increases in revenues.
Product development expenses for HCO increased modestly over the prior year quarter and approximated 10.2% and 14.6% of HCO revenues for the three months ended September 30, 2005 and 2004, respectively. Product development expenses for PMD were comparable to the prior year period and approximated 6.8% and 6.6% of PMD revenues for the three months ended September 30, 2005 and 2004, respectively. The unallocated corporate portion of our product development expenses increased modestly over the prior year period.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $239,000, or 21.7%, to $1.3 million for the three months ended September 30, 2005 up from $1.1 million for the three months ended September 30, 2004. Sales and marketing expenses approximated 19.6% and 21.8% of revenues for the three months ended September 30, 2005 and 2004, respectively. Sales and marketing expenses for HCO increased approximately $75,000 and approximated 16.6% and 23.2% of HCO revenues for the three months ended September 30, 2005 and 2004, respectively. HCO experienced increases in marketing expenses and expenses associated with DMR, which were partially offset by lower commissions. Sales and marketing expenses for PMD increased approximately $167,000, and approximated 29.2% and 14.9% of PMD revenues for the three months ended September 30, 2005 and 2004, respectively. The increase for PMD is associated with increased sales personnel and commissions. The increase in commissions for PMD resulted from increases in sales order value during the current quarter compared to the prior year quarter.
Depreciation and Amortization. Depreciation and amortization increased approximately $116,000, or 21.6%, to $652,000 for the three months ended September 30, 2005 from $537,000 for the three months ended September 30, 2004. The increase is associated with amortization of DMR intangible assets, depreciation of property and equipment, and amortization of capitalized content and feature enhancements.
Other General and Administrative. Other general and administrative expenses increased approximately $42,000, or 3.5%, and approximated $1.2 million for both the three months ended September 30, 2005 and 2004, respectively. The increase is associated with DMR personnel and office expenses. Other general and administrative expenses as a percentage of revenues decreased to 18.2% for the three months ended September 30, 2005 from 23.9% for the three months ended September 30, 2004. The decrease in the percentage of revenues is a result of the increases in revenues.
Other Income/Expense. Other income/expense increased approximately $7,000, or 10.2%, to $72,000 for the three months ended September 30, 2005 from $65,000 for the three months ended September 30, 2004. The increase resulted from an increase in interest income on investments in marketable securities.
Net Income (Loss). Net income was $554,000 for the three months ended September 30, 2005 compared to a net loss of $177,000 for the three months ended September 30, 2004. This improvement is a result of the factors mentioned above.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Revenues. Revenues increased approximately $4.7 million, or 32.0%, to $19.3 million for the nine months ended September 30, 2005 from $14.6 million for the nine months ended September 30, 2004. Revenues for the first nine months of 2005 consisted of $14.8 million for HCO and $4.5 million for PMD. In the first nine months of 2004, revenues consisted of $10.1 million for HCO and $4.5 million for PMD. The increase in HCO revenues related primarily to the DMR acquisition of $2.6 million, growth in revenues from our Internet-based HLC subscriber base of $1.6 million, $678,000 from growth in add-on courseware revenues, and $140,000 from content maintenance services. These HCO revenue increases were partially offset by declines in revenues from maintenance and support fees associated with our installed learning management products of $307,000. PMD revenues were comparable to the prior year period, although we experienced a change in revenue mix. Revenues from live events and online training content increased $287,000 and $240,000, respectively. These revenue increases were offset by a decline in project-based content development services of $450,000 and other educational services of $161,000. These declines are a result of transitioning our sales efforts to subscription based products and other online delivery methodologies. On a pro forma basis, taking into consideration the effect of the DMR acquisition as if the acquisition occurred on January 1, 2004, pro forma revenues for the nine months ended September 30, 2005 would have been $20.7 million compared to $18.1 million for the nine months ended September 30, 2004.
Cost of Revenues. Cost of revenues increased approximately $1.5 million, or 27.1%, to $6.9 million for the nine months ended September 30, 2005 from $5.4 million for the nine months ended September 30, 2004. Cost of revenues as a percentage of revenues decreased to 35.6% of revenues for the nine months ended September 30, 2005 from 37.0% of revenues for the nine months ended September 30, 2004. The increase in cost of revenues resulted from the incremental expenses associated with DMR, increases in personnel expenses and royalties paid by us to content partners, and was partially offset by declines in contract labor and materials associated with declines in content development revenues.
Cost of revenues for HCO increased approximately $1.8 million to $3.8 million for the nine months ended September 30, 2005 from $2.0 million for the nine months ended September 30, 2004. Cost of revenues for HCO approximated 26.0% and 20.1% of HCO revenues for the nine months ended September 30, 2005 and 2004, respectively. Cost of revenues increases for HCO resulted from the additional expenses associated with DMR, an increase in royalties paid by us to content partners, as well as increased personnel expenses and contract labor associated with content maintenance. Cost of revenues for PMD declined $358,000 as compared to the prior year period and approximated 57.2% and 65.0% of PMD revenues for the nine months ended September 30, 2005 and 2004, respectively. Cost of revenues for PMD decreased as a result of lower personnel expenses and lower direct costs associated with the declines in project-based content development revenues, and was partially offset by royalties paid by us to content partners. We expect quarter-to-quarter fluctuations in cost of revenues for PMD due to the seasonality in live event and association activities and the variability related to our project-based content development services.
Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to approximately 64.4% for the nine months ended September 30, 2005 from 63.0% for the nine months ended September 30, 2004. The improvement is a result of the change in revenue mix and related cost of revenues discussed above. Gross margins for HCO were 74.0% and 79.9% for the nine months ended September 30, 2005 and 2004, respectively. The decline for HCO is a result of lower margins associated with DMR. Gross margins for PMD were 42.8% and 35.0% for the nine months ended September 30, 2005 and 2004, respectively. The improvement for PMD is a result of lower revenues and related cost of goods sold from content development services, which have lower margins.
Product development. Product development expenses increased approximately $159,000, or 8.2%, to $2.1 million for the nine months ended September 30, 2005 from $1.9 million for the nine months ended September 30, 2004. This increase is primarily related to additional personnel expenses associated with the DMR acquisition. Product development expenses as a percentage of revenues decreased to 10.9% of revenues for the nine months ended September 30, 2005 from 13.3% for the nine months ended September 30, 2004. The decrease in the percentage of revenues is a result of the increases in revenues.
Product development expenses for HCO increased approximately $77,000 as compared to the prior year period and approximated 11.0% and 15.3% of HCO revenues for the nine months ended September 30, 2005 and 2004, respectively. Product development expenses for PMD were comparable between periods and approximated 6.3% and 6.4% of PMD revenues for the nine months ended September 30, 2005 and 2004, respectively. The unallocated corporate portion of our product development expenses increased approximately $87,000.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $669,000, or 19.3%, to $4.1 million for the nine months ended September 30, 2005 from $3.5 million for the nine months ended September 30, 2004. Sales and marketing expenses approximated 21.3% and 23.6% of revenues for the nine months ended September 30, 2005 and 2004, respectively. Sales and marketing expenses for HCO increased approximately $348,000 and approximated 19.8% and 25.5% of HCO revenues for the nine months ended September 30, 2005 and 2004, respectively. HCO increases were a result of the DMR acquisition and increased spending associated with The Summit. Sales and marketing expenses for PMD increased approximately $316,000 and approximated 22.9% and 15.9% of PMD revenues for the nine months ended September 30, 2005 and 2004, respectively. The increase is associated with increased personnel expenses and commissions.
Depreciation and Amortization. Depreciation and amortization increased approximately $502,000, or 32.8%, to $2.0 million for the nine months ended September 30, 2005 from $1.5 million for the nine months ended September 30, 2004. The increase is associated with depreciation of property and equipment, amortization of DMR intangible assets, and amortization of capitalized content and feature enhancements.
Other General and Administrative. Other general and administrative expenses increased approximately $120,000, or 3.4%, to $3.7 million for the nine months ended September 30, 2005 from $3.6 million for the nine months ended September 30, 2004. The increase is primarily associated with DMR personnel and office expenses. Other general and administrative expenses as a percentage of revenues decreased to 19.1% for the nine months ended September 30, 2005 from 24.4% for the nine months ended September 30, 2004. The decrease in the percentage of revenues is a result of the increases in revenues.
Other Income/Expense. Other income/expense increased approximately $78,000, or 49.1%, to $238,000 for the nine months ended September 30, 2005 from $160,000 for the nine months ended September 30, 2004. The increase resulted from an increase in interest income on investments in marketable securities.
Net Income (Loss). Net income was $721,000 for the nine months ended September 30, 2005 compared to a net loss of $1.1 million for the nine months ended September 30, 2004. This improvement is a result of the factors mentioned above. On a pro forma basis, as if the DMR acquisition occurred on January 1, 2004, pro forma net income would have been $1.2 million for the nine months ended September 30, 2005 compared to a pro forma net loss of $347,000 for the nine months ended September 30, 2004.
Liquidity and Capital Resources
Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.
Net cash provided by operating activities was approximately $2.7 million during the nine months ended September 30, 2005 compared to $59,000 during the nine months ended September 30, 2004. The increase over the prior year was primarily related to the improvement from a net loss in 2004 of $1.1 million to net income of $721,000 in 2005, in addition to cash receipts from commercial support grants, a decline in accounts receivable (net of acquired balances from DMR), and an increase in accounts payable. These cash increases were partially offset by the expenditures associated with the development of content and other prepaid assets, increases in unbilled receivables, and payments related to accrued liabilities. Days sales outstanding, or the number of days it takes to collect accounts receivable, increased compared to the prior year, approximating 60 days for the nine months ended September 30, 2005 compared to 57 days for the nine months ended September 30, 2004. The increase in days sales outstanding is a result of slower collections during the third quarter of 2005 from certain PMD customers. The Company calculates days sales outstanding by dividing the accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the period. During the nine months ended September 30, 2004, the primary sources of cash resulted from reduced net loss, cash receipts from commercial support grants and increases in deferred revenue and accrued liabilities. These cash increases were partially offset by an increase in accounts receivable and the purchases of content and other prepaid assets.
Net cash provided by investing activities was approximately $117,000 during the nine months ended September 30, 2005 compared to $672,000 used in investing activities during the nine months ended September 30, 2004. The primary uses of cash during the nine months ended September 30, 2005 related to cash paid in connection with the acquisition of DMR of $9.4 million, $5.8 million in purchases of investments in marketable securities and $657,000 of property and equipment acquisitions. These uses of cash were offset by $15.9 million of proceeds from the sale and maturity of investments in marketable securities. Property and equipment acquisitions related to hardware and software to support the growth of our product infrastructure, primarily our Internet-based learning platform. During the nine months ended September 30, 2004, we received proceeds of $15.9 million from the maturity of investments in marketable securities and $233,000 in proceeds from collection of a note receivable — related party, which was offset by $15.5 million in purchases of investments in marketable securities and $1.4 million in property and equipment acquisitions.
Cash provided by financing activities was approximately $747,000 for the nine months ended September 30, 2005 compared to $164,000 during the nine months ended September 30, 2004. Cash provided by financing activities during 2005 consisted of proceeds from the exercise of stock options of $646,000 and $159,000 associated with the issuance of common stock pursuant to our Employee Stock Purchase Plan, and was partially offset by payments under capital lease obligations of $59,000. Cash provided by financing activities during the nine months ended September 30, 2004 consisted of proceeds from the exercise of stock options of $128,000 and $77,000 associated with the issuance of common stock pursuant to our Employee Stock Purchase Plan, and was partially offset by payments under capital lease obligations of $41,000.
As of September 30, 2005, our primary source of liquidity was $9.9 million of cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of October 31, 2005, we had cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable of approximately $10.3 million.
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
Commitments and Contingencies
We expect that content and capital expenditures will range between $0.5 and $1.0 million for the remainder of 2005.
Our strategic alliances have typically provided for payments to content and distribution partners and development partners based on revenues, and we expect to continue similar arrangements in the future. We have capital lease obligations and operating lease commitments for our operating facilities in Nashville, TN, Franklin, TN, and Denver, CO, and a closed facility in Dallas, TX. We entered into capital lease arrangements during the three months ended September 30, 2005 that include future payments of approximately $17,000 over three years.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any commodity price risk. As of September 30, 2005, we had no outstanding indebtedness other than approximately $321,000 of capital lease obligations. Accordingly, we are not exposed to significant market risk. We are exposed to market risk with respect to the cash and cash equivalents and marketable securities in which we invest. At October 31, 2005, we had approximately $10.3 million of cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest that was invested in a combination of short term investments. Current investment rates of return approximate 3-4%. Assuming a 3.5% rate of return on $10.3 million of investments, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $36,000.
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

Arthur E. Newman
Chief Financial Officer
November 14, 2005

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