Form 10-K
period 2005-12-31
HEALTHSTREAM INC
filed 2006-03-30
CIK 1095565

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO
Commission File Number 000-27701
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
Common Stock, No Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the NASDAQ National Market on June 30, 2005 was $59,410,428. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of March 15, 2006, there were 21,587,532 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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
Item 1. Business
OVERVIEW AND HISTORY
HealthStream, Inc. (“HealthStream” or the “Company”) provides Internet-based solutions and services to meet the training, information and education needs of the healthcare industry. Our learning products and services are used by healthcare organizations to meet a broad range of their training needs, including training and assessment. Focused primarily on healthcare organizations (HCO) and pharmaceutical and medical device companies (PMD), HealthStream’s customers are comprised of over 1,200 healthcare organizations (predominately acute-care facilities) throughout the United States and include relationships with some of the top medical device and pharmaceutical companies.
The Company’s flagship product is the “HealthStream Learning Center™,” (HLC) our proprietary, Internet-based learning platform, which at December 31, 2005 had approximately 1,272,000 contracted hospital-based subscribers. During 2005, we expanded our product and service offerings. We introduced an enhanced authoring product which includes ADAMTM content and images and launched HealthStream ConnectTM, a platform extension that allows us to provide our courseware offerings to healthcare organizations that utilize other vendors’ learning management platforms. In March 2005, we acquired Data Management & Research, Inc. (DMR) which expands our product offerings to healthcare organizations to include quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, and employees. Services provided to and on behalf of pharmaceutical and medical device companies are focused on the development and delivery of education initiatives to reach hospital-based healthcare professionals and sales representatives. Our products and services include live and online education and training activities as well as medical device training within hospitals through our HospitalDirect® platform. Pharmaceutical and medical device companies provide commercial support for some of our continuing education activities.
Headquartered in Nashville, Tennessee, the Company was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. Including satellite offices in Denver, Colorado and Franklin, Tennessee, HealthStream has 160 employees. From an initial focus on technology-based training, HealthStream has evolved to provide full-service delivery of training, information and education for healthcare organizations, and with the recent acquisition of DMR, we are positioned to enhance our ability to improve the quality of healthcare by improving the quality of healthcare education. The Company completed its initial public offering (IPO) in April of 2000.
INDUSTRY BACKGROUND
According to the deputy director of the National Health Statistics Group at the Centers for Medicare and Medicaid Services (CMS), spending in the healthcare industry reached approximately $1.9 trillion in 2004, or 16.0 percent of the gross domestic product. Hospital care expenditures accounted for approximately 30 percent of the $1.9 trillion industry. Approximately 10.4 million professionals are employed in the healthcare segment of the domestic economy, with more than 5.0 million employed in hospitals, our target market for the HealthStream Learning Center™, HealthStreamDirect™, and HealthStream’s survey and research products.
The five million hospital-based healthcare professionals that work in the nation’s approximately 5,000 acute-care hospitals are each required by federal mandates and accrediting bodies to complete training in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA) and the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act (HIPAA).

In hospitals, staffing issues and personnel shortages have also contributed to the need for enhanced workforce development as well as additional competency based training. The American College of Healthcare Executives reported in October 2004 that 72% of hospital CEO’s were experiencing nursing shortages at their facilities. According to U.S. Bureau of Labor Statistics (February 2004) Monthly Labor Review, more than one million new and replacement nurses will be needed by 2012. For the first time, the U.S. Department of Labor has identified Registered Nursing as the top occupation in terms of job growth through the year 2012. We believe that offering training and education for hospital personnel is increasingly being utilized as a retention and recruitment incentive.
Many healthcare professionals use continuing education to keep abreast of the latest developments and meet licensing, certification, and credentialing requirements. Continuing education requirements include continuing education for nurses, emergency medical services personnel, first responder personnel, radiologic personnel and physicians. Pharmaceutical and medical device companies must also provide their medical industry sales representatives with training mandated for the healthcare industry and training for new products. They also provide support for education and training for those audiences that use their products in healthcare organizations.
Finally, the hospital industry continues to operate under intense pressure to reduce costs as a result of reductions in government reimbursement rates and increased focus on cost containment consistent with participation of patients in managed care programs. In addition, hospitals, as well as pharmaceutical and medical device companies, continue to experience rising operating costs, coupled with increased pressure to measure and report on the outcomes of the dollars spent on training. Our products and services are designed to meet these needs by reducing healthcare organizations’ costs of training while improving learning outcomes, enhancing reporting capabilities, and supporting customers’ business objectives.
HEALTHSTREAM’S SOLUTIONS
Services to healthcare organizations
HealthStream’s solutions help healthcare organizations meet their ongoing training, education, information, and compliance needs. We bring training and education content together with administrative and management tools through our Internet-based platform, the HealthStream Learning Center™ (HLC) and HealthStream Express®. This combination supports healthcare administrators in configuring training to meet the precise needs of different groups of employees, modifying training materials, and documenting that training has been completed. At December 31, 2005, 1,272,000 healthcare professionals had contracted subscriptions for our services. Pricing for the HLC is subscription based, with fees based on the number of subscribers, courseware provided and other factors. We offer training, implementation and account management services to facilitate integration of this technology product into our customer’s operating environments. Fees for training are based on the time and efforts of the personnel involved.
Our online courseware is hosted in a central data center that allows subscribers Internet access to HLC services, thereby eliminating the need for onsite local implementations of installed learning management products. As a result, a significant number of our customers that historically used our installed learning management products have transitioned to our Internet-based platform. Our installed learning management software contracts historically consisted of an upfront license fee, additional courseware sales, and ongoing maintenance and support. Although we no longer actively sell our installed learning management products, we continue to provide these customers ongoing maintenance and support, product updates, and are developing technology to provide them with additional courseware access capabilities.
On March 28, 2005 we acquired DMR, which supplements our product and service offerings to include quality and satisfaction surveys, data analyses of survey results and other research-based measurement tools. This acquisition expands our product offerings to support our healthcare organization customers in their efforts to become safer, more effective organizations by training and developing their staff. The DMR product team provides services to healthcare organizations, primarily focused on the delivery of physician, patient, and employee satisfaction survey’s. As a result of this acquisition we maintain an office in Franklin, Tennessee.
Along with the Internet-based HLC, we also offer healthcare organizations full-service capabilities to convert existing course material, self-author new materials, and electively share these materials with other HealthStream customers through a courseware exchange. We also offer an industry leading image library, owned by A.D.A.M., Inc., as an additional subscription to this product. Pricing for these products is subscription based, with fees based on the number of subscribers and a separate fee for development licenses.
We also offer our customers tools to assess competency and manage performance. Competency assessment is a requirement of hospitals and healthcare organizations for maintaining accreditation, based on JCAHO requirements to evaluate, document, and report performance competencies. Our tools provide an effective means of determining which competencies are associated with each position and evaluating and documenting competency assessments. This tool set is intended to facilitate a custom training program of courses available through the HLC that uniquely responds to the needs identified for each employee.

Our strategy is to continue to grow our customer base of approximately 1,272,000 contracted subscribers using the Internet-based HLC, as well as providing our customers with industry leading courseware offerings that align with healthcare quality initiatives. We will continue to transition our installed learning management product customers to our Internet-based HLC platform. We also believe that the acquisition of DMR’s survey business provides us a product offering that supports our healthcare organization customers in their efforts to train and develop their staff. We believe our sales force and market conditions offer us the opportunity to continue to grow our hospital-based customer base.
Services to pharmaceutical and medical device companies
Our services to pharmaceutical companies and medical device companies are focused on development, management and distribution of education activities for three audiences: provider-based healthcare professionals, physicians and the companies’ own sales representatives. We develop, manage and distribute live, online and print education and training activities for provider-based healthcare professionals and physicians, as well as online education and training activities for sales representatives. Certain of the education activities we develop and distribute provide continuing education credit for learners completing them. Live education and training activities include live single or multi-day workshops, preceptorships and proctorships, and activities presented in hospitals by sales representatives. Online education and training activities include courseware containing video, animations and simulations and live web meetings. Print education and training activities include study guides. All of these activities are supported by either pharmaceutical or medical device companies.
Pricing for all services are based on the scope of the activity, and is attributed to several categories of services including: activity design and development, accreditation, marketing, faculty, meeting, maintenance and distribution, project management, and replication and fulfillment. Not all categories of services apply to all activities. The most significant exceptions to this pricing approach are distribution and management fees which are based on the number of facilities or users reached and fees for certain courseware for sales representatives, which is priced on a per user basis. Fees for non-accredited activities are paid by pharmaceutical and medical device companies as ordinary service fees. Fees for accredited activities are paid in the form of unrestricted educational grants.
Our services for pharmaceutical and medical device companies are coordinated by our project management and clinical education personnel. We employ a team of project managers and clinical education managers and outsource most other services to third-party individuals and companies. The most significant exceptions to our outsourcing approach are the distribution and management of activities, particularly online activities that take advantage of our network. Project managers control all aspects of the development of activities and manage third-party resources used on their projects. Clinical education managers control all aspects of the content of accredited activities.
Our strategy includes expanding our revenues by further developing customer relationships and by leveraging our existing base of Internet-based HLC customers for deployment of pharmaceutical and medical device training and education through both existing products as well as development of new products. In addition, we seek to grow our pharmaceutical and medical device business by transitioning many of our service offerings to Internet-based products and reducing our focus on project-based development services.
BUSINESS COMBINATION
We acquired DMR in March 2005. For additional information regarding this acquisition, please see Note 2 of the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.
CUSTOMERS
We provide our training, information and education solutions to customers across a broad range of entities within the healthcare industry, including healthcare organizations (including government entities) and pharmaceutical and medical device companies. We derived approximately 14% and 15% of net revenue from HCA, Inc. during 2005 and 2004, respectively. During both 2005 and 2004, no other customers represented more than 10% of our net revenue. The following is a partial list of customers that have purchased or contracted for products and services from HealthStream.

Healthcare Organizations	Pharmaceutical and Medical Device Companies
HCA Inc.	Guidant Corporation
Tenet Healthcare Corporation	Merck & Co, Inc.
Community Health Systems, Inc.	Zimmer, Inc.
Triad Hospitals, Inc.
LifePoint Hospitals, Inc.
Ardent Health Services, LLC

SALES, MARKETING, AND CUSTOMER SUPPORT
We market our products and services primarily through our direct sales force and our account relationship managers. As of December 31, 2005, our sales and relationship management personnel consisted of approximately 38 employees based at our corporate headquarters in Nashville, Tennessee and in our satellite offices located in Franklin, Tennessee and Denver, Colorado, as well as remote home office sales locations. Our geographically dispersed field sales organization is divided into teams focused on our hospital audience and our pharmaceutical and medical device audience. In addition to sales professionals, we also employ account relationship managers who work to develop and expand relationships, including contract renewals, with our hospital customers, and clinical education managers who are responsible for services associated with pharmaceutical and medical device customers.
We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups and trade shows, online promotion and demonstrations, telemarketing campaigns, public relations, distribution of product specific literature, direct mail and advertising. Annually, we host a national users’ group in Nashville known as “The Summit.” We have an in-house marketing team that is responsible for these initiatives and for working with, and supporting, our product managers and sales force. We also have an in-house research team focused on ensuring that our sales professionals have appropriate market and target information.
We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services and recurring sales are dependent on the strength of our customer service, operations and support team. Our customer service, operations and support team consists of approximately 37 employees located in our corporate headquarters in Nashville as well as our Franklin, Tennessee office. This team provides customer support to end users through a toll-free telephone line as well as electronic mail. Our representatives are trained to understand our philosophy, our products and services, and our specific sales, marketing and support issues. This team also maintains an ongoing dialog with our customer base to ensure a complete understanding of customer needs. These personnel also assist with ongoing issues and training associated with our products as well as to ensure anticipated renewals and incremental sales are achieved. The remaining personnel on this team are responsible for training, implementation and support of HLC, HealthStream Express®, our survey business, and installed learning management customers.
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
Our network infrastructure, Web sites, and servers that deliver most of our services are hosted by third party providers. Our primary data center and hosting facility is in Chicago, while a second data center and hosting facility is located in Nashville (with a second vendor). We are not currently serving customers out of the second hosting facility, but we continue to work to configure this location as a disaster recovery facility. Both providers maintain our equipment in a secure environment, including multiple redundancies in power sources and network connections. Our providers’ hosting centers are connected to the Internet through multiple, redundant high-speed fiber optic circuits. Our survey results are hosted on servers located at our Franklin, Tennessee office. Company personnel monitor all servers, networks, and systems on a continuous basis. Together with our providers, we employ several levels of enterprise firewall systems to protect our databases, customer information, and courseware library. Backups of customer data are performed on a daily basis. Data is secured at a remote location on a weekly basis.
COMPETITION
The healthcare education industry is highly fragmented, varies significantly in delivery methods (i.e., written materials, live events, satellite broadcasts, video, CD-ROM products and online products), and is composed of a wide variety of entities competing for customers. The sheer volume of healthcare information available to satisfy continuing education needs, rapid advances in medical developments, and the time constraints that healthcare professionals face make it difficult to quickly and efficiently access the continuing education content most relevant to an individual’s practice or profession. Historically, healthcare professionals have received continuing education and training through offline publications, such as medical journals and CD-ROMs, and by attending conferences and seminars. In addition, other healthcare workers and pharmaceutical and medical device manufacturers’ sales and internal regulatory personnel usually fulfill their education and training needs through instructor-led programs from external vendors or internal training departments. While these approaches satisfy the ongoing education and training requirements, they are typically costly and inconvenient. In addition, live courses are often limited in the breadth of offerings and do not provide a method for tracking training completion. The related results of these traditional methods, both from a business and compliance standpoint, are difficult to track and measure.

In addition to the competing delivery methods described above, we also have direct competitors. A number of companies offer competitive installed and Web based learning management products to the healthcare industry. We also compete with large scale learning management system providers such as SABA and SumTotal Systems that provide their services to multiple industries, including healthcare. We also compete with large medical publishers that have operating units that offer learning management systems that focus on healthcare, including Thomson Delmar Net Learning and Reed Elsevier MC Strategies. In the survey business, we see competition from Press Ganey and Gallup. Finally, over the past year we have also seen an increase in a teaming approach between consulting and technology entities to address larger scale projects.
We believe our solutions, which include both products and services that facilitate training for healthcare professionals, a wide assortment of courseware, a mechanism for measuring satisfaction or other results, and the ability to provide all our services on a single platform over the Internet, provide us with a competitive advantage. We believe that the principal competitive factors affecting the marketing of information, training and development services to the healthcare industry include:
•	features of the HLC product, including reporting, management functionality, courseware assignment, scalability, and the ability to track utilization and results;

•	scope and variety of Internet-based learning courseware available, including mandated content for OSHA, JCAHO, patient safety, and HIPAA requirements, competency-based content, as well as the ability of our customers to create and host their own Web-enabled courseware;

•	scope and quality of professional services offered, including survey execution, implementation, training and the expertise and technical knowledge of the customers’ employees;

•	competitive pricing, which supports a return on investment when compared to other alternative delivery methods;

•	customer service and support; and

•	effectiveness of sales and marketing efforts, and company reputation.
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
GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY
The Internet
The laws and regulations that govern our business change rapidly. The United States government and the governments of some states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:
•	Privacy Law. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use, confidentiality and disclosure of personal information could limit our ability to collect information or use the information in our databases or derived from other sources, to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation.

•	Encryption Laws. Many copyright owner associations have lobbied the federal government for laws requiring copyrighted materials transmitted over the Internet to be digitally encrypted in order to track rights and prevent unauthorized use of copyrighted materials. If these laws are adopted, we may incur substantial costs to comply with these requirements or change the way we do business.

•	Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us violates these regulations.

•	Information Security Accountability Regulation. At least six bills are pending in Congress that could require public companies to obtain certification by an independent third party of the company’s computer information security. In addition, California has enacted legislation requiring disclosure of security branches involving personal information, and legislation has been proposed in at least fifteen other states. If this legislation is enacted, we may incur costs to comply with these security requirements. The preliminary nature of such legislation and the lack of related guidance make estimation of related costs difficult. If the Company is required to make a public announcement regarding a breach of security, it could have a negative impact on our business.

•	Sales and Use Tax. Through December 31, 2005, we collected sales, use or other taxes on taxable transactions in all states in which we have employees. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet.
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
Regulation of Education, Training and Other Services for Healthcare Professionals
Allied Disciplines. Various allied health professionals are required to obtain continuing education to maintain their licenses. For example, emergency medical services personnel may be required to acquire up to 20 continuing education hours per year. These requirements vary by state and depend on the classification of the employee.
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
Health Insurance Portability and Accountability Act (HIPAA). HIPAA regulations require certain organizations, including most healthcare providers and health plans, to adopt safeguards regarding the use and disclosure of health-related information. HIPAA regulations also require organizations that maintain or transmit health information electronically in connection with certain transactions to provide reasonable and appropriate safeguards to protect the privacy, integrity and confidentiality of individually identifiable healthcare information. These healthcare organizations are required to establish, maintain and provide training with regard to their policies and procedures for protecting the integrity and confidentiality of individually identifiable healthcare information. Healthcare organizations are required to document training on these topics to support their compliance.
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
Hospital Consumer Assessment of Healthcare Providers and Systems (HCAHPS). The Centers for Medicare and Medicaid Services (CMS) have partnered with the Agency for Healthcare Research and Quality (AHRQ) to develop a standardized survey instrument and data collection methodology for measuring patients’ perspectives on hospital care. The intent of the survey is to produce comparable data on the patients’ perspective to allow consumer-based comparisons between hospitals, align incentives to drive hospitals to improve their quality of care, and increase the transparency of hospital reporting. Hospital participation is voluntary, with the first public reporting slated for late 2007. While we have participated in the vendor training, we have not yet assessed the full scope of the impact HCAHPS may have on our survey business.
Office of the Inspector General (OIG) of the Department of Health and Human Services (HHS)
The OIG issued Compliance Program Guidance for Pharmaceutical Manufacturers in April 2003 and issued Compliance Program Guidance for the Durable Medical Equipment, Prosthetics, Orthotics, and Supply Industry in July 1999 (collectively, the Guidelines). This document includes guidelines related to continuing educational activities supported by pharmaceutical and medical device companies. The Guidelines could affect the type and extent of future support for our continuing education activities. The trade associations for the pharmaceutical and medical device industries (PhRMA and AdvaMed, respectively) have also promulgated their own codes of ethics. The Company follows the rules and guidelines provided by ACCME, ANCC, and other continuing education accrediting bodies to ensure that its continuing education programming is free from commercial bias and consistent with the OIG Guidelines.
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
Other Government Regulations
The U.S. Securities and Exchange Commission (the SEC) chartered the Advisory Committee on Smaller Public Companies (the Committee) on March 23, 2005. The charter directed the Committee to assess the current regulatory system for smaller public companies, including the impact of the Sarbanes-Oxley Act of 2002, and make recommendations for change. Currently, our compliance with Section 404 of the Sarbanes-Oxley Act has been deferred to calendar year 2007. During March 2006, the Committee released a draft of its report to the SEC, which included a recommendation to establish a system of scaled securities regulations for smaller public companies. The Committee also made specific recommendations with regard to the external audit requirement under Section 404 of the Sarbanes-Oxley Act. The compliance environment in which we operate continues to evolve. The Company continues to monitor the resolution of this issue to ensure that we appropriately allocate our resources to maintain compliance with all applicable regulations.
INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS
To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements and procedures with employees, consultants and other third parties, license agreements with consultants, vendors and customers, and by controlling access to our software, documentation and other proprietary information. We own Federal trademark and service mark registrations for the marks “HEALTHSTREAM”, “HOSPITAL DIRECT”, “OR PROTOCOL”, “QUALITY CHECK”, and “RESULTS! On-demand survey analysis.”

We obtain the courseware that we license to our customers through a combination of license agreements with publishers or authors, assignments and work-for-hire arrangements with third parties, and development by employees. We require publishers, authors and other third parties to represent and warrant that their content does not infringe on or misappropriate any third-party intellectual property rights, that they have the right to provide their content and have obtained all third-party consents necessary to do so. Our publishers, authors and other third parties also agree to indemnify us against liability we might sustain due to the content they provide.
If a third party asserts a claim that we have infringed their patents or other intellectual property, we may be required to redesign our products or enter into royalty or licensing agreements. In addition, we license technologies from third parties for incorporation into our services. Royalty and licensing agreements with these third parties may not be available on terms acceptable to us, if at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.
AVAILABLE INFORMATION
The Company files reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.healthstream.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
OUR EMPLOYEES
As of December 31, 2005, we employed 160 persons. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a brief summary of the business experience of each of the executive officers of the Company. Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	39	Chief Executive Officer, President and Chairman of the Board of Directors
Arthur E. Newman	57	Senior Vice President and Chief Financial Officer, Compliance Officer
Susan A. Brownie	41	Senior Vice President, Corporate Secretary
Fred Perner	52	Senior Vice President
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
Susan A. Brownie was promoted to Senior Vice President in January 2005. Before her promotion, Ms. Brownie served as our vice president of finance and corporate controller since joining us in November 1999. Ms. Brownie assumed corporate secretary responsibilities in October 2004. From August 1986 until 1999, Ms. Brownie worked for KPMG LLP, a public accounting and consulting firm, most recently as a senior manager. Ms. Brownie serves on the board of directors of Levy’s Inc., a clothing retailer. She holds a Bachelor of Business Administration from the College of William and Mary and is a certified public accountant.
Effective with the filing of our Annual Report on Form 10-K for the year ended December 31, 2005, Arthur E. Newman will become our executive vice president focused on operations and Susan A. Brownie will become our chief financial officer and senior vice president.
Fred Perner departed from the Company in March 2006. He joined HealthStream in June 2000, and prior to his departure he served as senior vice president with various responsibilities, including most recently sales and marketing. From January 1999 until June 2000, Mr. Perner served as president of Education Design, Inc., a company acquired by HealthStream in July 2000. Mr. Perner holds a Bachelor of Science in general management and a Masters in Business Administration from Indiana University. Mr. Perner also holds a J.D. from the University of Denver College of Law.
Item 1A. Risk Factors
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
Our business strategy includes increasing our market share and presence through sales to new customers, transitioning existing customers, further penetration and additional sales to existing customers and introductions of new products and services. Some of the risks that we may encounter in implementing our growth strategy include:
•	expenses, delays and difficulties of identifying and integrating new products or services into our existing organization;

•	inability to leverage our operational and financial systems sufficient to support our growth;

•	inability to generate sufficient revenue from new products to offset investment costs; and

•	inability to effectively identify, manage and exploit existing and emerging market opportunities.
If any of these risks are realized, our business could suffer.
We may be unable to effectively identify, complete or integrate the operations of future acquisitions.
As part of our growth strategy, we are actively reviewing possible acquisitions that complement or enhance our business. We may not be able to identify, complete or integrate the operations of future acquisitions. In addition, if we finance acquisitions by issuing equity securities, our existing shareholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions and investments, our business prospects may be seriously harmed. Some of the risks that we may encounter in implementing our acquisition strategy include:
•	expenses, delays or difficulties of identifying and integrating acquired companies into our organization;

•	inability to retain personnel associated with acquisitions;

•	diversion of management’s attention from daily operations; and

•	inability to generate sufficient revenues from acquisitions to offset acquisition costs.
Certain revenue components are subject to significant fluctuations.
As revenues from our subscription business continue to increase, a larger portion of our revenues will be predictable; however, quarterly performance may be more subject to fluctuations associated with our project based products and services, which generally relates to our pharmaceutical and medical device customers as well as healthcare organization customers who use our survey and research services. The pharmaceutical and medical device business is generally associated with recurring customer relationships, however services are generally specific and relate to product launches or training events that may vary from year to year. The magnitude of such contracts may vary widely. Our survey and research services are typically contracted by healthcare organizations for multi-year terms, but the frequency and timing of survey cycles can vary from quarter to quarter.
Our sales cycle is lengthy and can vary widely.
The period from our initial contact with a potential customer and the first purchase of our solution by the customer typically ranges from three to nine months, and in some cases has extended much further. The range in the sales cycle can be impacted by factors including an increasing trend towards more formal requests for proposals (RFP’s) process, and more competition within our space, as well as formal budget timelines which impact timing of purchases by target customers. As a result of these factors, we have only limited ability to forecast the timing and type of initial sales. This, in turn, makes it more difficult to predict quarterly financial performance.
We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, technical and other resources.
Several of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. We encounter direct competition from both large and small e-learning companies focused on training and continuing education in the healthcare industry. We also face competition from larger survey and research companies. We believe we maintain a competitive advantage against our competitors with the comprehensive array of products and services we offer. If our competitors were to offer a complete e-learning solution to the healthcare industry, our competitive position could be adversely affected. These companies may be able to respond more quickly than we are to new or changing opportunities, technologies, standards or customer requirements. Further, most of our customer agreements are for shorter terms ranging from one to three years, with no obligation to renew. The short terms of these agreements allow customers to more easily shift to one of our competitors.
Growth in courseware subscription revenues depend, in part, on our obtaining proper distribution rights from our content partners.
Most of our agreements with content providers are for initial terms of two to three years. The content partners may choose not to renew their agreements with us or may terminate the agreements early if we do not fulfill our contractual obligations. If a significant number of our content providers terminate or fail to renew their agreements with us on acceptable terms, it could result in a reduction in the number of courses we are able to distribute and decreased revenues. Most of our agreements with our content partners are also non-exclusive, and our competitors also offer, or could offer, training and continuing education content that is similar to or the same as ours. If publishers and authors, including our current content partners, offer information to users or our competitors on more favorable terms than those offered to us or increase our license fees, our competitive position and our profit margins and prospects could be harmed. In addition, the failure by our content partners to deliver high-quality content and to revise their content in response to user demand and evolving healthcare advances and trends could result in user dissatisfaction and inhibit our ability to attract and retain subscribers of our courseware offerings.
We may not be able to develop enhancements to our existing products and services or achieve widespread acceptance of new features or keep pace with technological developments.
Our revenue growth is expected to be generated through sales to new customers as well as increasing sales of additional courseware subscriptions and other products and services to existing customers. Our identification of additional features, content, products and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our base of Internet-based customers or adoption of new methodology by new customers. Because healthcare training continues to change and evolve, we may be unable to accurately predict and develop features, content and other products to address the needs of the healthcare industry. If new products, features, or content are not accepted by new or existing customers, we may not be able to recover the cost of this development and our business will be harmed. Continued growth of our Internet-based customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as enhancing our courseware, product and service offerings that address the needs of healthcare organizations.
Within the healthcare industry, our customer channels are focused on two segments: healthcare organizations and pharmaceutical/ medical device companies. We rely on spending within these two segments and our business may suffer if financial pressures cause our potential or existing customers to cut back on our services.
There are several economic factors that have had an impact on the nation’s approximately 5,000 acute care hospitals. Some of these factors include labor costs, which as recently as 2002 constituted 40 percent of 2002 hospital revenues, according to the Centers for Medicare and Medicaid (CMS), with half of that allocated for staffing nurses. Also, the reduced Medicare payment increases that resulted from the Balanced Budget Act of 1997 and the lower payments that most hospitals accepted from managed care companies in the last several years have both had an adverse financial effect on the hospital segment. These financial pressures, along with several major hospital defaults and bankruptcies, have resulted in limited access to capital for some hospitals. As HealthStream’s target market within the healthcare industry, hospitals’ financial pressures are salient in achieving our business objectives.

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
Our product and service offerings include third party technology, the loss of which could materially harm our business. Errors in third party software or our inability to license this software in the future could increase our costs and decrease our revenues.
We use some licensed third party technology components in our products. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new products or could force us to discontinue offering portions of our learning management solutions until equivalent technology, if available, is identified, licensed and integrated. The operation of our products would be impaired if errors occur in the third party software that we incorporate, and we may incur additional costs to repair or replace the defective software. It may be difficult for us to correct any errors in third party software because the software is not within our control. Accordingly, our revenue could decrease and our costs could increase in the event of any errors in this technology. Furthermore, we may become subject to legal claims related to licensed technology based on product liability, infringement of intellectual property or other legal theories.
Financial Risks
A significant portion of our revenue is generated from a relatively small number of customers.
We provide our Internet-based training and education services and our survey and research services to HCA, Inc. (HCA) under separate agreements. During 2005, we derived approximately 14%, or $3.9 million, of our net revenues from HCA. Our agreement with HCA for our Internet-based training and education services was automatically renewed under the terms of the existing agreement, but may be terminated by either party upon forty-five days notice to the other party. We are in discussions regarding a revised multi-year agreement with HCA. Our survey and research services agreement with HCA expires in December 2007. We also derive a significant portion of our revenues from a relatively small number of customers. A termination of our agreements with HCA or several of our other significant customers or a failure by HCA or other significant customers to renew their contracts on favorable terms, or at all, would have a material adverse effect on our business.
As the percentage of our business that is subject to renewal continues to increase, those renewals have a more significant impact on our revenue and operating results.
For the year ended December 31, 2005, approximately sixty percent of our net revenues were derived from our Internet-based subscription products. Our Internet-based HLC customers have no obligation to renew their subscriptions for our products or services after the expiration of the initial subscription period and in fact, some customers have elected not to renew their subscription. In addition, our customers may renew at a lower pricing or activity level. During the year ended December 31, 2005, we renewed 89% of the annual contract value up for renewal and 92% of the subscribers which were up for renewal. The number of accounts up for renewal will continue to increase during and after 2006. Because a significant portion of our customer contracts are still operating under their original agreements or have only renewed one time, we do not have sufficient historical data to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our revenues could be adversely affected, which would have a material adverse affect on our results of operations and financial position. In addition, much of our live event activity is of a recurring and somewhat predictable nature, however, we do not have any long term contracts that obligate these customers beyond their current contract terms. Contracts for our survey and research services typically range from one to three years in length, and customers are not obligated to renew their contract with us after their contract expires. If our customers do not renew their arrangements for our service, or if their activity levels decline, our revenue may decline and our business will suffer.

Our future success also depends in part on our ability to sell additional features or enhanced offerings of our services to our current customers. This may require increasingly sophisticated and costly sales efforts that require targeting, contact with, or approval by our customer’s senior management. If these efforts are not successful, our business may suffer.
The timing of our revenue recognition from sales activity is dependent upon achievement of certain events or performance milestones, and our inability to accurately predict them will harm our operating results.
Our ability to record revenues is dependent upon several factors including the transfer of customer-specific information such as unique subscriber IDs, which are required for us to implement customers on our Internet-based learning platform. Accordingly, if customers do not provide us with the specified information in a timely manner, our ability to recognize revenues will be delayed, which could adversely impact our operating results. In addition, completion and acceptance by our customers of developed content and courseware must be achieved, survey responses must be received, and utilization of courseware is required in connection with subscription Internet-based learning products and commercial support arrangements for us to recognize revenues. As we noted above, while we have been successful in achieving growth in our subscription based revenues, our project based revenues have and may continue to be subject to significant fluctuations.
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
Our current cash reserves and results of operations are expected to be sufficient to meet our cash requirements through at least 2006. However, we may need to raise additional funds in order to:
•	develop new, or enhance existing, services or products;

•	respond to competitive pressures;

•	finance working capital requirements;

•	sustain content and development relationships; or

•	acquire complementary businesses, technology, content or products.
At December 31, 2005, we had approximately $12.2 million in cash, cash equivalents, restricted cash, investments in marketable securities and related interest receivable. We expect to incur up to $3.5 million of capital expenditures and content purchases during 2006 to support our business. We are actively reviewing possible business acquisitions that would complement our products and services. We may not have adequate cash and investments to consummate one or more acquisitions. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders may be reduced.
Our relatively short operating history may prevent us from forecasting our results of operations accurately.
As a result of our relatively short operating history and lack of sustained success in executing our growth strategy, we do not have historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicators of future performance. In addition, our operating results may vary substantially. This variability may be the result of differences in levels of sales activity, introductions of new products and services, and the related revenue recognition for our various products and services. In one or more future quarters, our results of operations may fall below recent operating trends or the expectations of securities analysts and investors, and the trading price of our common stock may decline.

We have significant goodwill and identifiable intangible assets recorded on our balance sheet that may be subject to impairment losses that would reduce our reported assets and earnings.
As of December 31, 2005, our balance sheet included goodwill of $10.3 million and identifiable intangible assets of $3.3 million. Economic, legal, regulatory, competitive, contractual, and other factors may affect the carrying value of goodwill and identifiable intangible assets in the future. If any of these factors impair the value of these assets, accounting rules require us to reduce their carrying value and recognize an impairment charge, which would reduce our reported assets and earnings in the period an impairment is recognized.
Our stock price is likely to be volatile.
The market price of our common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as the following, some of which are beyond our control: quarterly variations in our operating results; operating results that vary from the expectations of securities analysts and investors; changes in expectations as to our future financial performance; changes in market valuations of other online service companies; future sales of our common stock; stock market price and volume fluctuations; general political and economic conditions, such as a recession or war or terrorist attacks or interest rate or currency rate fluctuations; and other risk factors described in this Form 10-K. Moreover, our stock is thinly traded, and we have a relatively small public float. These factors may adversely affect the market price of our common stock. In addition, the market prices for stocks of many Internet related and technology companies have historically experienced significant price fluctuations that in some cases appear to bear no relationship to the operating performance of these companies.
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
We have provided our online products and services since 1999 and continue to develop our ability to provide our courseware and learning management systems on both a subscription and transactional basis over the Internet. Our future success will depend on our ability to effectively develop the infrastructure, including additional hardware and software, and implement the services, including customer support, necessary to meet the demand for our services. Our inability from time to time to successfully develop the necessary systems and implement the necessary services on a timely basis has resulted in our customers experiencing some delays or interruptions in their service. Such delays or interruptions may cause customers to become dissatisfied with our service and move to competing providers of traditional and online training and education services. If this happens, our revenues could be adversely affected, which would have a material adverse effect on our financial condition.
Our business operations could be significantly disrupted if we lose members of, or fail to integrate, our management team.
Our future performance is substantially dependent on the continued services of our management team and our ability to retain and motivate them. In March 2006, our senior vice president of sales and marketing left the Company. The loss of the services of any of our officers or senior managers could harm our business, as we may not be able to find suitable replacements. We do not have employment agreements with any of our key personnel, other than our chief executive officer, and we do not maintain any “key person” life insurance policies.

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
We must continue to add hardware and enhance software to accommodate the increased courseware in our library and increased use of our platform. In order to make timely decisions about hardware and software enhancements, we must be able to accurately forecast the growth in demand for our services. This growth in demand for our services is difficult to forecast and the potential audience for our services is large. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our systems may become unstable and our customers may encounter delays or disruptions in their service. Unscheduled downtime could harm our business and also could discourage current and potential customers and reduce future revenues.
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

In addition, our business with pharmaceutical and medical device manufacturers is predicated on our ability to maintain accreditation status with organizations such as the ACCME, ANCC, American Council for Pharmaceutical Education (ACPE) and others. The failure to maintain status as an accredited provider could result in a detrimental effect on our business.
New regulations may reduce our business activity with pharmaceutical and medical device customers.
In April 2003, the OIG of the Department of Health and Human Services issued “OIG Compliance Program Guidance for Pharmaceutical Manufacturers.” In July 1999, the OIG issued Compliance Program Guidance for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry. These guidelines collectively identify three areas of risks for pharmaceutical and medical device companies and recommends certain best practices to be included in a compliance plan designed to avoid the risk of federal healthcare program abuse. The guidance highlighted a number of arrangements that have the potential to trigger fraud and abuse violations, including educational grants. The Company follows the rules and guidelines provided by the ACCME, ANCC and other continuing education accrediting bodies to ensure that its continuing education programming is free from commercial bias and consistent with the OIG guidance. The majority of the Company’s accredited continuing education programming is funded by educational grants from our pharmaceutical and medical device customers. There is no assurance that our pharmaceutical and medical device customers will continue to provide educational grants consistent with past practices. To the extent that our customers curtail or restructure their business practices, it could have a material adverse impact on the Company’s revenues, results of operations, and financial position.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal office is located in Nashville, Tennessee. Our lease for approximately 32,000 square feet at this location expires in April 2010. The lease provides for a five-year renewal option with rent at rates which are substantially similar to current rates. Rent at this location is approximately $23,000 per month.
We are leasing approximately 8,000 square feet of office space in Denver, Colorado for our satellite office. The lease expires in March 2010 and has monthly rent of approximately $9,000.
We are leasing approximately 8,000 square feet of office space in Franklin, Tennessee for our satellite office. The lease expires in August 2007, and contains two one year renewal options. Rent at this location is approximately $8,200 per month through February 2007, and approximately $8,500 per month from March 2007 to August 2007.
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
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market under the ticker symbol HSTM:

	Common Stock Price
	2005		2004
	High	Low	High	Low
First Quarter	$3.72	$2.60	$3.04	$1.75
Second Quarter	4.00	2.65	2.53	1.86
Third Quarter	3.96	2.95	2.10	1.61
Fourth Quarter	2.83	1.91	3.10	1.87
On March 3, 2006, there were 193 registered holders and approximately 2,386 beneficial holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
DIVIDEND POLICY
We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations.
RECENT SALES OF UNREGISTERED SECURITIES
There have been no sales of unregistered securities since December 31, 2004.
ISSUER PURCHASES OF EQUITY SECURITIES
There were no stock repurchases by the Company in the fourth quarter of 2005.

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
The net offering proceeds to the Company after deducting the total expenses noted above were approximately $42,200,000. From the effective date of the Registration Statement through December 31, 2005, we have used all of the net offering proceeds to fund general operating expenses, acquisitions and other working capital needs.
Item 6. Selected Financial Data
The selected statements of operations data for the three-year period ended December 31, 2005 and the balance sheet data as of December 31, 2005 and 2004 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, our independent registered public accounting firm, and are included elsewhere in this report. You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report.
HealthStream acquired DMR on March 28, 2005. DMR’s results of operations are included within our consolidated statement of operations effective March 29, 2005. As a result of this acquisition, the annual results presented below are not comparable. Revenues may be subject to fluctuations as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this annual report. During 2002, we adopted SFAS No. 142 “Goodwill and Intangible Assets,” which eliminated the amortization of goodwill and indefinite lived intangible assets. In accordance with the provisions of SFAS No. 142, we recorded a transitional goodwill impairment charge of $5.0 million, in our healthcare organizations (HCO) business unit, as a cumulative effect of a change in accounting principle as of January 1, 2002. As a result of this accounting change, the annual results presented below are not comparable. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$27,359	$20,057	$18,195	$15,790	$13,503
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	9,746	7,277	6,268	5,970	5,772
Product development	2,928	2,531	3,247	4,679	5,041
Sales, marketing, general and administrative expenses	10,411	9,433	9,431	12,835	13,019
Depreciation and amortization	2,678	2,107	3,048	4,395	9,936
Office consolidation charge	—	—	—	164	401
Impairment of long-lived assets	—	—	—	105	712

Total operating costs and expenses	25,763	21,348	21,994	28,148	34,881
Income (loss) from operations	1,596	(1,291)	(3,799)	(12,358)	(21,378)
Other income (expense)	338	243	387	717	1,802

Net income (loss), before provision for income taxes and cumulative effect of a change in accounting principle	1,934	(1,048)	(3,412)	(11,641)	(19,576)
Provision for income taxes	21	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	(5,000)	—

Net income (loss)	$1,913	$(1,048)	$(3,412)	$(16,641)	$(19,576)

Net income (loss) per share — basic and diluted, before cumulative effect of a change in accounting principle	$0.09	$(0.05)	$(0.17)	$(0.57)	$(0.98)
Cumulative effect of a change in accounting principle	—	—	—	(0.25)	—

Net income (loss) per share — basic and diluted	$0.09	$(0.05)	$(0.17)	$(0.82)	$(0.98)

Weighted average shares of common stock outstanding — basic	21,051	20,586	20,383	20,261	19,921

Weighted average shares of common stock outstanding — diluted	21,942	20,586	20,383	20,261	19,921

	At December 31,
	2005	2004	2003	2002	2001
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$5,726	$2,257	$3,220	$4,070	$4,747
Investments in marketable securities — short and long term	6,175	14,025	13,958	15,153	21,410
Working capital	10,027	15,675	16,316	14,912	17,945
Total assets	35,216	28,436	28,399	32,913	49,247
Deferred revenue	4,503	3,866	3,059	3,346	3,274
Long-term debt and capital leases, net of current portion	216	29	1	41	119
Shareholders’ equity	25,800	21,730	22,558	25,896	42,543
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
The following discussion provides an overview of our history together with a summary of our critical accounting policies and estimates. Our critical accounting policies and estimates include revenue recognition, product development costs and related capitalization, impairment of goodwill, intangibles and other long-lived assets and the allowance for doubtful accounts.
OVERVIEW
HealthStream was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. The Company focuses on being a facilitator of solutions and training tools for entities in the healthcare industry. Revenues from the healthcare organizations business unit (HCO) are derived from the following categories: provision of services through our Internet-based HealthStream Learning Center, courseware subscriptions, survey and research services, a variety of complimentary online products, and maintenance and support of installed learning management products. Revenues from the pharmaceutical and medical device company business unit (PMD) are derived from live event development, online training and content development, and other educational and training services.
To date, we have incurred substantial costs to develop our technologies, create, license, update, and acquire our content, build brand awareness, develop our infrastructure and expand our business, and only recently achieved sufficient revenues to generate a net profit or positive operating cash flows. We have incurred operating losses in each fiscal quarter from 1994 through the third quarter of 2004. We have generated net income each quarter since the fourth quarter of 2004. We expect our operating results will continue to improve during 2006, but will be unfavorably impacted by the adoption of SFAS 123R “Share-Based Payments” beginning January 1, 2006.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Revenue Recognition
We recognize revenues from our Internet-based learning products and courseware subscriptions to healthcare workers through healthcare organizations based on a per person subscription basis, with fees ranging from less than $1 to more than $6 per month. These fees are based on the size of the facilities’ or organizations’ employee user population and the service offerings to which they subscribe. Contracts for our Internet-based learning products generally range from less than $5,000 to approximately $400,000 per year based on the number of users, products and services included in the contract. Revenue is recognized ratably over the service period of the underlying contract.
Revenues from our survey and research services are determined using the proportional performance method, and are earned over the estimated survey cycle, which typically ranges from less than one month to up to four months. The survey cycle is generally initiated based on the receipt of the first survey response and runs through provision of related survey reports to the customer. All other revenues are recognized as the related services are performed or products are delivered to the customer.
Revenues from content maintenance services are associated with maintaining and updating customer owned content. Fees are based on the time and efforts involved, and revenue is recognized upon completion of performance milestones using the proportional performance method.

We offer training services for clients to facilitate integration of our Internet-based products. Fees for training are based on the time and efforts of the personnel involved. Basic online training is generally included in the initial contract, however, incremental training revenues are generally recognized upon completion of training services.
Revenues from installed learning management products are associated with ongoing maintenance and technical support services, typically based on a percentage of the original contract amount and are recognized as revenue over the term of the service period, generally one year.
We have and expect to continue to transition customers from our existing installed learning management products to our Internet-based learning products. We expect that revenues resulting from these transition customers will increase when compared to the annual maintenance and technical support services fees due to sales of additional services and online courseware.
We recognize revenue from live event development services using a proportional performance method based on completion of performance milestones. Revenues from content maintenance and development services are recognized using a percentage of completion method based on labor hours, which correspond to the completion of performance milestones and deliverables. Sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors as a result of drug and product introductions, meeting and conference dates and budget cycles for such companies.
Revenues associated with online training are recognized over the term of the subscription period or over the historical usage period, if usage typically differs from the subscription period. All other service revenues are recognized as the related services are performed or products are delivered.
We expect to continue to generate revenues by marketing our Internet-based products and services to healthcare workers through healthcare organizations and pharmaceutical and medical device companies. We expect that the portion of our revenues related to services provided via our Internet-based learning products will increase in absolute dollar amounts. Since revenues from our survey and research services are not Internet-based, the percentage of total revenues from Internet-based subscription products has declined compared to historical periods. Specifically, we will seek to generate revenues from healthcare workers by marketing to their employers or sponsoring organizations. The fees we charge for courseware resulting from this marketing is typically paid by either the employer or sponsoring organization.
Product Development Costs
Product development costs primarily include our internal costs to maintain and internally develop software features and content for our Internet-based learning and installed learning management products. Once technological feasibility is achieved, we capitalize payments to third parties associated with the cost of feature development or content where the life expectancy is greater than one year and the anticipated cash flows from such software features or content are expected to exceed the related cost of the features or content. During 2005 and 2004, we capitalized approximately $400,000 and $600,000, respectively, related to development of content by third parties. Such amounts are included in the accompanying consolidated balance sheets under the caption “prepaid development fees” and “other assets” based on remaining useful lives. During 2005 and 2004, we capitalized approximately $500,000 and $300,000, respectively, for development of software features. Such amounts are included in the accompanying balance sheets under the caption “prepaid expenses and other current assets” and “other assets” based on remaining useful lives. We amortize content and software features over the expected life, which is generally one to three years. Capitalized content and software features are subject to a periodic impairment review in accordance with our policy.
Product development costs also include our systems team, which manages our efforts associated with product development and maintenance, database management, quality assurance and security. This team is responsible for new internal product development, integration of external new products, and continued enhancements and regularly scheduled maintenance (called ServicePacks) to our platform.
We account for Web site development costs in accordance with EITF Issue No. 00-2 “Accounting for Web Site Development Costs” and SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which provides guidance on when to capitalize versus expense costs incurred to develop internal use software or Web sites. We capitalize costs incurred during the development phase for such projects when such costs are material. Maintenance and operating costs are expensed as incurred.
In connection with product development, our significant estimates involve the assessment of the development period for new products, as well as the expected useful life of costs associated with new products, software features and content. Once capitalized, software feature and content development costs are subject to the policies and estimates described below regarding goodwill, intangibles and other long-lived assets.

Goodwill, intangibles and other long-lived assets
We account for goodwill, intangibles and other long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We measure for impairment at the reporting unit level using a discounted cash flow model to determine the estimated fair value of the reporting units. Our discounted cash flow model contains significant assumptions and accounting estimates about discount rates, future cash flows and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist and also during the fourth quarter each year.
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
BUSINESS COMBINATION
Data Management & Research, Inc. On March 28, 2005, the Company acquired all of the stock of Data Management & Research, Inc. (DMR) for approximately $10.7 million, consisting of $9.1 million in cash and 479,234 shares of our common stock. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $0.4 million. Of the common stock portion, 319,489 shares were deposited in an escrow account to be held for eighteen months from the acquisition date, subject to any claims for indemnification pursuant to the stock purchase agreement. DMR provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, and employees. This acquisition has been accounted for using the purchase method of accounting.
RESULTS OF OPERATIONS
Revenues and Expense Components
The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.
Revenues. Revenues for our HCO business unit currently consist of the provision of services through our Internet-based HealthStream Learning Center (HLC), authoring tools, survey and research services, a variety of courseware subscriptions (add-on courseware) maintenance and support services for our installed learning management products, maintenance of content, and competency tools. Revenues for our PMD business unit consist of live event development, online training and content development, online sales training courses, live educational activities for nurses and technicians conducted within healthcare organizations, continuing education activities at association meetings, and HospitalDirect® .
Cost of Revenues (excluding depreciation and amortization). Cost of revenues consists primarily of salaries and employee benefits, employee travel and lodging, materials, contract labor, hosting costs, and other direct expenses associated with revenues as well as royalties paid by us to content providers based on a percentage of revenues. Personnel costs within cost of revenues are associated with individuals that facilitate product delivery, provide services, handle customer support calls or inquiries, manage our web sites, content and survey services, coordinate content maintenance services, and provide training or implementation services.
Product Development. Product development expenses consist primarily of salaries and employee benefits, content acquisition costs before technological feasibility is achieved, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training delivery and administration platforms. In addition, product development expenses are associated with the development of new software features and new products. Personnel costs within product development include our systems team, product managers, and other personnel associated with content and product development.
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. Annually, we host a national users’ group in Nashville known as “The Summit.” Personnel costs within sales and marketing include our sales and marketing team as well as our account management group. Our account management personnel are working to ensure our products and services are fully utilized by our customers, as well as supporting the contract renewal process for existing hospital customers.

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
Executive Summary
The year ended December 31, 2005 included several significant achievements for our Company, including revenues of approximately $27.4 million, a 36% increase over the prior year and net income of approximately $1.9 million, or $0.09 per share. We acquired DMR in March 2005 which added strength to our product offering to healthcare organizations, and contributed approximately $4.5 million, or 16%, of our 2005 revenues. Our flagship product, the Internet-based HealthStream Learning Center continued to grow, achieving revenue growth of 18% over the prior year. After paying $9.5 million of cash for DMR including direct, incremental costs associated with the acquisition, we ended 2005 with approximately $12.2 million in cash, investments in marketable securities and related interest receivable. Full year 2005 results reflected our first full year of net income, totaling $1.9 million, or $0.09 per share (basic and diluted).
2005 Compared to 2004
Revenues. Revenues increased approximately $7.3 million, or 36.4%, to $27.4 million for 2005 from $20.1 million for 2004. Revenues for 2005 consisted of $21.2 million for HCO and $6.2 million for PMD. In 2004, revenues consisted of $14.0 million for HCO and $6.1 million for PMD.
Revenues for HCO increased approximately $7.2 million, or 51.2%, during 2005 primarily related to survey and research revenues of $4.5 million resulting from the acquisition of DMR, growth in our Internet-based HLC subscriber base of $2.0 million, $900,000 from growth in add-on courseware subscription revenues, and $158,000 from content maintenance services. These HCO revenue increases were partially offset by declines in revenues from maintenance and support fees associated with our installed learning management products of $368,000. Our Internet-based HLC subscriber base increased approximately 13% during 2005, from approximately 1,040,000 fully implemented subscribers at the end of 2004 to approximately 1,173,000 fully implemented subscribers at the end of 2005. We expect revenues from our Internet-based HLC, survey and research services, and add-on courseware to increase in 2006. We expect continued declines in revenues from our installed learning management products during 2006.
Revenues for PMD increased approximately $143,000, or 2.3%, during 2005, although the mix of revenues changed. Revenues from live events and online training courseware increased $272,000 and $391,000, respectively. These revenue increases were partially offset by declines from our project-based content development services of $527,000. Revenues from our HospitalDirect® product increased modestly during 2005. We expect that revenues from HospitalDirect®, online training courseware, and live events will increase during 2006. We expect revenues from project-based content development services will remain comparable or decline slightly during 2006 as we work to transition our sales efforts to subscription based products and other online delivery methodologies.
On a pro forma basis, taking into consideration the effect of the DMR acquisition as if the acquisition had occurred on January 1, 2004, pro forma revenues for 2005 would have been $28.8 million compared to $25.2 million for 2004.
During 2005, 59.8% of revenues were derived from our Internet-based learning products, 16.4% from survey and research services, 14.9% from live event development services, 6.5% from content development and maintenance services, and 2.4% from our installed learning management products. During 2004, 65.2% of revenues were derived from our Internet-based learning products, 18.9% from live event development services, 10.7% from content development and maintenance services, and 5.2% from our installed learning management products.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $2.5 million, or 33.9%, to $9.8 million for 2005 from $7.3 million for 2004. This increase is the result of the acquisition of DMR’s survey and research service business, including personnel and other direct expenses, increased direct expenses associated with live events, increased royalties paid by us to content partners, and increased hosting expenses. These expense increases were partially offset by lower direct expenses associated with the decline in revenues from content development services.

Cost of revenues for HCO increased approximately $2.7 million, or 93.0%, to $5.5 million for 2005 from $2.8 million for 2004. This increase consisted of incremental personnel and direct costs associated with DMR’s survey and research services, increases in personnel and contract labor associated with content maintenance services, an increase in the royalties paid by us to content partners, as well as increased hosting expenses.
Cost of revenues for PMD decreased approximately $200,000, or 5.2%, to $3.7 million for 2005 from $3.9 million for 2004. This decrease resulted from lower direct expenses associated with the decline in revenues from content development services and lower personnel expenses, but was partially offset by royalties paid by us to content partners.
Cost of revenues for the unallocated corporate functions increased approximately $41,000, or 6.9%, to $626,000 for 2005 from $585,000 for 2004. This increase was associated with increased personnel expenses. Cost of revenues for our corporate unallocated functions is comprised of content support personnel who handle loading, updating, maintenance, versioning and support of content on our Internet-based learning platforms, which serve products within both the HCO and PMD business units.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to 64.4% for 2005 from 63.7% during 2004. This improvement is a result of the change in revenue mix and related cost of revenues discussed above. Gross margins for HCO were 74.2% and 79.8% for 2005 and 2004, respectively. This decline resulted from the acquisition of DMR’s survey and research services, which yield lower gross margins than our Internet-based products. Gross margins for PMD were 41.0% and 36.3% for 2005 and 2004, respectively. This improvement resulted from the change in revenue mix for PMD noted above. Gross margins for PMD are lower than HCO due to the higher costs associated with delivering live event and content development services, and variability of costs associated with project-based services.
Product development. Product development expenses increased approximately $397,000, or 15.7%, to $2.9 million for 2005 from $2.5 million for 2004. This increase resulted from increased personnel expenses associated with the DMR acquisition and additional personnel to support and maintain our Internet-based platform products. Product development efforts for 2005 consisted primarily of new courseware offerings, development of new software features, and the ongoing maintenance and support for our Internet-based platform. Product development expenses as a percentage of revenues decreased as a result of the increased revenues to 10.7% of revenues for 2005 from 12.6% of revenues for 2004. As discussed above, in addition to the expenses incurred, we also capitalized approximately $900,000 of costs associated with development of content and software features during both 2005 and 2004.
Product development expenses for HCO increased approximately $277,000, or 13.8%, to $2.3 million for 2005 from $2.0 million for 2004. The increase resulted from additional personnel associated with the acquisition of DMR. Product development expenses for PMD were comparable for both 2005 and 2004, approximating $388,000 for 2005 and $379,000 for 2004. The unallocated corporate portion of our product development expenses increased approximately $110,000, or 76.3%, to $255,000 for 2005 from $145,000 for 2004. This increase resulted from time and efforts associated with corporate oversight and projects that were not specific to either the HCO or PMD business units.
Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, increased approximately $653,000, or 13.6%, to $5.5 million for 2005 from $4.8 million for 2004, and approximated 19.9% and 23.9% of revenues for 2005 and 2004, respectively. The increase resulted from additional personnel expenses associated with the acquisition of DMR, increased commission expense, and increased spending associated with our annual customer conference, The Summit, which was attended by 540 customer representatives in 2005 compared to approximately 400 in 2004.
Sales and marketing expense for HCO increased approximately $360,000, or 10.1%, to $3.9 million for 2005 from $3.6 million for 2004, and approximated 18.6% and 25.5% of revenues for 2005 and 2004, respectively. The expense increase is associated with both DMR personnel and increased spending associated with The Summit. Sales and marketing expense for PMD increased approximately $289,000, or 28.2%, to $1.3 million for 2005 from $1.0 million for 2004, and approximated 21.1% and 16.9% of revenues for 2005 and 2004, respectively. This increase for PMD is associated with increases in sales personnel and related commission expense. Sales and marketing expense for our unallocated corporate functions was comparable between periods.
Depreciation and Amortization. Depreciation and amortization increased approximately $572,000, or 27.1%, to $2.7 million for 2005 from $2.1 million for 2004. The increase is associated with amortization of DMR intangible assets, amortization of capitalized content and feature enhancements, and depreciation of property and equipment.
Other General and Administrative. Other general and administrative expenses increased approximately $324,000, or 7.0%, to $5.0 million for 2005 from $4.6 million for 2004, and approximated 18.1% and 23.1% of revenues for 2005 and 2004, respectively. This expense increase resulted primarily from the additional personnel and office expenses associated with the DMR acquisition, and was partially offset by other corporate expense savings. The decrease as a percentage of revenues is the result of the increase in revenues.

Other Income/Expense. Other income/expense increased approximately $96,000, or 39.3%, to $338,000 for 2005 from $242,000 for 2004. This increase resulted from an increase in interest income on investment in marketable securities, and was partially offset by increased interest expense associated with capital lease obligations.
Provision for Income Taxes. The provision for income taxes for 2005 consists of $21,500 associated with the federal alternative minimum tax. Taxable income for 2005 was substantially offset by the utilization of our net operating loss carryforwards.
Net Income (Loss). Net income was $1.9 million for 2005 compared to a net loss of $1.0 million for 2004. The improvement from a net loss in 2004 to net income in 2005 resulted from the increase in revenues and other factors mentioned above. On a pro forma basis, as if the acquisition of DMR had occurred on January 1, 2004, pro forma net income would have been $2.4 million and $120,000 for 2005 and 2004, respectively.
2004 Compared to 2003
Revenues. Revenues increased approximately $1.9 million, or 10.2%, to $20.1 million for 2004 from approximately $18.2 million for 2003. Revenues for 2004 consisted of $14.0 million for HCO and $6.1 million for PMD. In 2003, revenues consisted of $12.0 million for HCO and $6.2 million for PMD. HCO revenue increases over 2003 resulted from growth in the Internet-based HLC, content maintenance services and Competency CompassTM product revenues, while revenues associated with our installed learning management products declined resulting from our transition of customers to our Internet-based HLC product. Revenues associated with add-on courseware subscriptions also declined slightly. PMD revenues experienced modest declines during 2004, primarily resulting from lower live event revenues, which were partially offset by increases in revenues from sales of content development services.
The Internet-based HLC subscriber base increased approximately 35% during 2004, from approximately 770,000 fully implemented subscribers at the end of 2003, to approximately 1,040,000 fully implemented subscribers at the end of 2004. This increase contributed to a $2.1 million increase in HCO revenues, while content maintenance service revenues increased $340,000, and Competency CompassTM product revenues increased $150,000. These HCO revenue increases were partially offset by slight declines in add-on courseware subscription revenues. Revenues from maintenance and support fees associated with our installed learning management products also declined by $550,000.
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
During 2004, 65.2% of revenues were derived from our Internet-based learning products, 18.9% from live event development services, 10.7% from content development services, and 5.2% from our installed learning management products. During 2003, 57.2% of revenues were derived from our Internet-based learning products, 22.5% from live event development services, 11.5% from content development services and 8.8% from our installed learning management products.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $1.0 million, or 16.1%, to $7.3 million for 2004 from approximately $6.3 million for 2003. During 2004, we experienced increased personnel expenses, incremental costs associated with increased content maintenance and content development revenues, and increased royalties paid by us associated with add-on courseware subscriptions and Competency CompassTM revenues. Most of the personnel expense increase is associated with our Competency CompassTM and HospitalDirect® solutions, which were reflected in product development expenses in 2003, and were reflected in cost of revenues for 2004 because both products were being offered to customers in 2004. Cost of revenues as a percentage of revenues increased to 36.3% for 2004 from 34.4% for 2003. This increase as a percentage of revenues resulted from increased personnel expenses and the change in revenue components discussed above.
Cost of revenues for HCO increased approximately $643,000, or 29.4%, to $2.8 million for 2004 from $2.2 million for 2003, and approximated 20.2% and 18.2% of revenues for 2004 and 2003, respectively. This increase is a result of expenses associated with Competency CompassTM personnel, increased hosting costs, and increased royalties related to sales of add-on courseware and Competency CompassTM. Cost of revenues for PMD increased $297,000, or 8.3%, to $3.9 million in 2004 from $3.6 million in 2003, and approximated 63.7% and 57.8% of revenues for 2004 and 2003, respectively. This increase is a result of expenses associated with HospitalDirect® personnel and higher contract labor and materials costs associated with increases in content development revenues.
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

Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) declined to 63.7% during 2004 from 65.6% during 2003. This decline is a result of the change in revenue mix and related cost of revenues discussed above. Gross margins for HCO were 79.8% and 81.8% for 2004 and 2003, respectively. Gross margins for PMD were 36.3% and 42.2% for 2004 and 2003, respectively. Gross margins for PMD are lower than HCO due to the higher costs associated with delivering live event and content development services, and such costs can vary from project to project.
Product development. Product development expenses decreased approximately $716,000, or 22.1%, to $2.5 million for 2004 from $3.2 million for 2003, and approximated 12.6% and 17.8% of revenues for 2004 and 2003, respectively. This reduction primarily resulted from lower personnel expenses partially due to the redesignation of personnel associated with our Competency CompassTM and HospitalDirect® solutions from product development in 2003 to cost of revenues in 2004. In addition, the continued consolidation of product development efforts resulted in lower personnel and contract labor expenses during 2004. New product development efforts during 2004 were focused on software features, and courseware offerings that build upon our core product, the Internet-based HLC. During 2004, we launched HealthStream Express® (an economy-scaled version of our Internet-based HLC) and several new courseware offerings to further our penetration and also expand existing customer relationships. In addition to amounts expensed, we capitalized approximately $900,000 and $400,000 in 2004 and 2003, respectively, related to content and software features completed by third parties.
Product development expenses for HCO increased approximately $77,000, or 4.0%, to $2.0 million for 2004 from $1.9 million for 2003, and approximated 14.4% and 16.1% of revenues in 2004 and 2003, respectively. During 2004, personnel expenses associated with Competency CompassTM were redesignated to cost of revenues. This shift of expense was offset by increased personnel costs associated with platform maintenance and development of new software features for our Internet-based products. Product development expenses for PMD decreased approximately $521,000, or 58.0%, to $379,000 for 2004 from $900,000 for 2003, and approximated 6.2% and 14.6% of revenues for 2004 and 2003, respectively. This decline was associated with the redesignation of personnel associated with HospitalDirect® to cost of revenues as well as reductions in the development of other courseware products. The unallocated corporate portion of our product development expenses decreased approximately $272,000, or 65.3%, to $144,000 in 2004 from $416,000 in 2003. This decline was a result of a shift to more HCO related projects.
Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, increased approximately $354,000, or 8.0%, to $4.8 million for 2004 from $4.4 million for 2003, and approximated 23.9% and 24.4% of revenues for 2004 and 2003, respectively. The increase in the amount of expenses primarily resulted from increases in personnel, primarily those associated with account management efforts, and increases in commissions, which were partially offset by lower advertising and marketing spending. Commission expense increased as a result of changes in commission plans for 2004. Advertising and marketing spending levels were lower in 2004 due to changes in marketing initiatives.
Sales and marketing expense for HCO increased approximately $421,000, or 13.4%, to $3.5 million for 2004 from $3.1 million for 2003, and approximated 25.5% and 26.2% of revenues for 2004 and 2003, respectively. This increase in the amount of expenses is primarily a result of additional account management personnel and related travel of approximately $500,000. Advertising and marketing expense, excluding personnel, decreased $100,000 for HCO due to changes in marketing initiatives. Sales and marketing expense for PMD decreased approximately $89,000 to $1.0 million for 2004 from $1.1 million for 2003, and approximated 16.9% and 18.0% of revenues for 2004 and 2003, respectively. PMD experienced higher commission expense in 2004 due to changes in commission plans for 2004, but was partially offset by reductions in personnel and lower travel. Advertising and marketing expense, excluding personnel, were comparable between periods for PMD. Sales and marketing expense for our unallocated corporate functions increased $22,000, and approximated $210,000 for 2004 and $188,000 for 2003.
Depreciation and Amortization. Depreciation and amortization decreased approximately $941,000, or 30.9%, to $2.1 million in 2004 from $3.0 million in 2003. Amortization decreased $0.9 million due to certain intangible assets and prepaid content development becoming fully amortized. Depreciation expense levels were comparable between periods.
Other General and Administrative. Other general and administrative expenses decreased approximately $352,000, or 7.1%, to $4.6 million for 2004 from $5.0 million for 2003, and approximated 23.1% and 27.4% of revenues for 2004 and 2003, respectively. The decrease is a result of lower personnel expenses as a result of consolidating corporate functions.
Other general and administrative expenses for HCO increase slightly approximating $181,000 for 2004 and $173,000 for 2003, and approximated 1.2% and 1.5% of revenues for 2004 and 2003, respectively. Other general and administrative expenses for PMD decreased approximately $109,000, to $116,000 for 2004 from $225,000 for 2003, and approximated 1.9% and 3.6% of revenues for 2004 and 2003, respectively. The decrease for PMD resulted from reductions in personnel. Other general and administrative expenses for the unallocated corporate functions decreased $234,000 to $4.4 million for 2004 from $4.6 million for 2003. This reduction resulted from lower personnel and other corporate expenses.

Other Income/Expense. Other income/expense decreased approximately $145,000, or 37.3%, to $242,000 for 2004 from $387,000 for 2003. The decrease resulted from a reduction of interest income from investments in marketable securities and due to lower invested balances and lower yield rates.
Net Loss. Net loss decreased approximately $2.4 million, or 69.3%, to a loss of $1.0 million for 2004 from a loss of $3.4 million for 2003, due to the factors mentioned above.
SELECTED QUARTERLY OPERATING RESULTS
The following tables set forth selected statement of operations data for the eight quarters ended December 31, 2005 both in absolute dollars and as a percentage of total revenues. The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.
Factors Affecting Quarterly Operating Results
Revenues from our subscription products are recognized ratably over the subscription term. Revenues from sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors resulting from the timing of conferences and live events as well as drug and product introductions and budget cycles for such companies. DMR’s survey and research revenues are impacted by seasonal factors resulting from the timing of survey cycles, with the fourth quarter comprising the highest percentage of annual revenues.

		Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$5,682	$6,806	$6,831	$8,040
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	2,036	2,460	2,392	2,858
Product development	636	743	720	829
Sales and marketing	1,190	1,601	1,340	1,321
Depreciation	408	402	374	354
Amortization	210	358	278	294
Other general and administrative expenses	1,156	1,272	1,245	1,285

Total operating costs and expenses	5,636	6,836	6,349	6,941
Income (loss) from operations	46	(30)	482	1,099
Other income, net	98	68	72	100

Income before income taxes	144	38	554	1,199
Provision for income taxes	—	15	—	7

Net income	$144	$23	$554	$1,192

Net income per share:
Basic	$0.01	$0.00	$0.03	$0.06

Diluted	$0.01	$0.00	$0.02	$0.05

Weighted average shares of common stock outstanding:
Basic	20,686	21,054	21,212	21,253

Diluted	21,467	22,064	22,357	21,881

		Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$4,908	$4,691	$5,032	$5,426
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	1,890	1,751	1,776	1,860
Product development	647	634	659	591
Sales and marketing	1,157	1,205	1,101	1,336
Depreciation	314	330	344	378
Amortization	174	175	192	200
Other general and administrative expenses	1,195	1,170	1,202	1,067

Total operating costs and expenses	5,377	5,265	5,274	5,432
Loss from operations	(469)	(574)	(242)	(6)
Other income, net	50	45	65	83

Net income (loss)	$(419)	$(529)	$(177)	$77

Net income (loss) per share:
Basic	$(0.02)	$(0.03)	$(0.01)	$0.00

Diluted	$(0.02)	$(0.03)	$(0.01)	$0.00

Weighted average shares of common stock outstanding:
Basic	20,447	20,581	20,656	20,660

Diluted	20,447	20,581	20,656	21,124

		Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
		(% of Revenues)
STATEMENT OF OPERATIONS DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	35.8	36.1	35.0	35.6
Product development	11.2	10.9	10.5	10.3
Sales and marketing	20.9	23.5	19.6	16.4
Depreciation	7.2	5.9	5.5	4.4
Amortization	3.7	5.3	4.1	3.7
Other general and administrative expenses	20.3	18.7	18.2	16.0

Total operating costs and expenses	99.2	100.4	92.9	86.3

Income (loss) from operations	0.8	(0.4)	7.1	13.7
Other income, net	1.7	1.0	1.1	1.2

Income before income taxes	2.5	0.6	8.1	14.9
Provision for income taxes	—	0.2	—	0.1

Net income	2.5	0.4	8.1	14.8

		Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
		(% of Revenues)
STATEMENT OF OPERATIONS DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	38.5	37.3	35.3	34.2
Product development	13.2	13.5	13.1	10.9
Sales and marketing	23.6	25.7	21.9	24.6
Depreciation	6.4	7.0	6.8	7.0
Amortization	3.5	3.7	3.8	3.7
Other general and administrative expenses	24.3	25.0	23.9	19.7

Total operating costs and expenses	109.5	112.2	104.8	100.1
Loss from operations	(9.5)	(12.2)	(4.8)	(0.1)
Other income, net	1.0	1.0	1.3	1.5

Net income (loss)	(8.5)	(11.2)	(3.5)	1.4

Liquidity and Capital Resources
Since our inception, we have financed our operations largely through proceeds from our IPO, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.
Net cash provided by operating activities was approximately $5.0 million during 2005 compared to $375,000 during 2004. This improvement resulted from an increase in revenues, including growth in our historical business and the impact of the acquisition of DMR, and related cash receipts from customers, as well as receipts of commercial support grants used to support our live event activities. The primary uses of cash to fund our operations includes personnel expenses, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, general corporate expenses, as well as payments associated with content and feature enhancements. The number of days sales outstanding (DSO) for 2005 was 64 days compared to 72 days for 2004. This improvement resulted from improved cash collections from our HCO customers, including the impact of the acquisition of DMR, but was partially offset by longer collection cycles from our PMD customers. The Company calculates DSO by dividing the accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. Cash provided by operating activities during 2004 resulted from cash receipts from customers, offset by cash used to fund operations and purchases of content and feature enhancements.
Net cash used in investing activities was approximately $2.3 million and $1.5 million in 2005 and 2004, respectively. We utilized approximately $9.5 million of cash and investments to purchase DMR during 2005, which includes direct, incremental expenses associated with the acquisition. Our capital additions during 2005 and 2004 were primarily comprised of hardware and software to support the growth of our product infrastructure, primarily our Internet-based learning platform. The decrease in capital expenditures from $1.6 million during 2004 to $752,000 during 2005 primarily resulted from adding a second hosting facility during 2004, and fewer asset replacements and utilization of capital lease arrangements during 2005. We expect that our capital expenditures will increase during 2006 over levels experienced during 2005.
Cash provided by financing activities was approximately $722,000 and $176,000 during 2005 and 2004, respectively. The primary sources of cash for both 2005 and 2004 resulted from proceeds associated with the issuance of common stock from both the exercise of employee stock options and the Employee Stock Purchase Plan, offset by payments under capital lease obligations. Cash receipts from the exercise of stock options increased approximately $506,000 during 2005. Cash received from stock options is dependent on many factors, including our stock price, option exercise prices, and the option holder’s intent to exercise. Due to these factors we are unable to estimate future proceeds from stock options.
Our cash and cash equivalents, restricted cash, investments in marketable securities, and related interest receivable balances decreased from $16.5 million at December 31, 2004 to $12.2 million at December 31, 2005. The most significant portion of this decline resulted from $9.5 million paid in connection with the acquisition of DMR, which was partially offset by approximately $5.0 million of cash generated from operations, stock option exercises, and employee stock purchase plan activity.
As of December 31, 2005, our primary source of liquidity was $12.2 million of cash and cash equivalents, restricted cash, investments in marketable securities, and related interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of February 28, 2006, we had cash and cash equivalents, restricted cash, investments and related interest receivable of approximately $13.5 million. The primary increase in cash and cash equivalents, restricted cash, investments in marketable securities, and related interest receivable since December 31, 2005 resulted from receipts from customers, net of our operating expenses and payments to vendors.
We believe that our cash and cash equivalents, restricted cash, investments in marketable securities and related interest receivable will be sufficient to meet anticipated cash needs for working capital, new product development, and capital expenditures for at least the next 12 months. As part of our growth strategy, we are actively reviewing possible acquisitions that complement our products and services. We anticipate that these acquisitions, if any, will be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity securities or borrow from lenders to finance potential acquisitions. The issuance of stock as consideration for an acquisition could have a dilutive effect on our stock price. Failure to generate sufficient cash flow from operations or raise additional capital when required during or following any potential acquisitions in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.
Commitments and Contingencies
We expect that our capital expenditures and content purchases will be approximately $3.5 million in 2006. We expect to fund these capital expenditures with existing cash and investments and from cash generated from operations. We may enter into capital lease agreements for some of these asset purchases. From January 1 through February 28, 2006, we had capital expenditures of approximately $112,000, primarily related to hardware and software additions.

Our strategic alliances have typically provided for payments to content partners based on revenues and development partners and other parties based on services rendered. We expect to continue similar arrangements in the future. We also have commitments for our live event services associated with securing hotel arrangements, which are typically fully funded from commercial support grants. In addition to these commitments, we have capital lease obligations and operating lease commitments for our operating facilities in Nashville, TN, Franklin, TN and Denver, CO, and a facility in Dallas, TX, which we sublease.
A summary of future anticipated payments for commitments and other contractual obligations are outlined below:

		Payments due by period
				More than 5
	Less than 1 year	1-3 years	3-5 years	years	Total
Capital lease obligations	$190,905	$229,321	$—	$—	$420,226
Operating leases	911,218	1,043,277	492,553	—	2,447,048
Purchase commitments	456,825	—	—	—	456,825
Other contractual obligations	1,556,674	—	—	—	1,556,674

Total	$3,115,622	$1,272,598	$492,553	$—	$4,880,773

Off-Balance Sheet Arrangements
The extent of the Company’s off-balance sheet arrangements is described above.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments.” Statement 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. The Statement became effective in the first interim or annual reporting period beginning after December 15, 2005. The Company adopted Statement 123(R) on January 1, 2006 and implemented it on a modified-prospective basis. We estimate that share-based compensation expense to be recognized under Statement 123(R) will range between $500,000 and $700,000 for 2006. Actual share-based compensation expense in 2006 could differ from this estimate depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from our estimates.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2005, we had no outstanding indebtedness other than approximately $382,000 of capital lease obligations. Accordingly, the Company is not exposed to significant interest rate market risk with respect to liabilities. The Company is exposed to market risk with respect to its cash and investment balances. At December 31, 2005, the Company had cash and cash equivalents, restricted cash, investments in marketable securities, and related interest receivable totaling approximately $12.2 million. Current investment rates of return approximate 3-4%. Assuming a 3.5% rate of return on $12.2 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease in net income on an annualized basis by approximately $43,000.
The Company manages its investment risk by investing in corporate debt securities, foreign corporate debt, secured corporate debt, and municipal debt securities with minimum acceptable credit ratings. For certificates of deposit and corporate obligations, ratings must be A2/A or better; A1/P1 or better for commercial paper; A2/A or better for taxable or tax advantaged auction rate securities and AAA or better for tax free auction rate securities. The Company also requires that all securities must mature within 24 months from the original settlement date, the average portfolio shall not exceed 18 months, and the greater of 10% or $5.0 million shall mature within 90 days. Further, the Company’s investment policy also limits concentration exposure and other potential risk areas. As of December 31, 2005 all of our investments in marketable securities were in auction rate securities.
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
We have audited the accompanying consolidated balance sheets of HealthStream, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 17, 2006

HEALTHSTREAM, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$5,726,151	$2,257,372
Investments in short term marketable securities	6,175,000	14,025,000
Restricted cash	238,538	184,041
Interest receivable	54,524	25,899
Accounts receivable, net of allowance for doubtful accounts of $115,090 and $234,167 at December 31, 2005 and 2004, respectively	4,691,402	3,990,590
Accounts receivable — unbilled	706,011	475,463
Prepaid development fees, net of amortization	684,351	542,823
Other prepaid expenses and other current assets	950,687	850,529

Total current assets	19,226,664	22,351,717
Property and equipment:
Equipment	7,446,451	6,402,343
Leasehold improvements	1,281,460	1,267,133
Furniture and fixtures	1,011,877	931,118

	9,739,788	8,600,594
Less accumulated depreciation and amortization	(7,636,306)	(6,281,311)

	2,103,482	2,319,283

Goodwill	10,317,393	3,306,688
Intangible assets, net of accumulated amortization of $7,247,828 and $6,695,922 at December 31, 2005 and 2004, respectively	3,264,314	166,220
Other assets	304,287	291,779

Total assets	$35,216,140	$28,435,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$933,895	$830,941
Accrued liabilities	1,487,568	1,117,367
Accrued compensation and related expenses	639,468	284,301
Registration liabilities	231,142	174,697
Commercial support liabilities	1,239,124	378,893
Deferred revenue	4,502,924	3,866,283
Current portion of capital lease obligations	166,022	24,113

Total current liabilities	9,200,143	6,676,595
Capital lease obligations, less current portion	215,856	29,428
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,574,904 and 20,667,515 shares issued and outstanding at December 31, 2005 and 2004, respectively	93,799,932	91,642,383
Accumulated deficit	(67,999,791)	(69,912,719)

Total shareholders’ equity	25,800,141	21,729,664

Total liabilities and shareholders’ equity	$35,216,140	$28,435,687

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2005	2004	2003
Revenues, net	$27,359,406	$20,057,308	$18,195,071
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	9,745,470	7,277,173	6,267,744
Product development	2,928,112	2,531,177	3,247,246
Sales and marketing	5,452,168	4,798,687	4,444,997
Depreciation	1,537,959	1,366,216	1,371,011
Amortization of intangibles, content fees, feature enhancements, fixed royalties, and prepaid compensation	1,140,481	740,542	1,676,454
Other general and administrative expenses	4,958,508	4,634,377	4,986,317

Total operating costs and expenses	25,762,698	21,348,172	21,993,769

Income (loss) from operations	1,596,708	(1,290,864)	(3,798,698)
Other income (expense):
Interest and other income	367,707	258,144	415,416
Interest expense	(23,524)	(13,095)	(22,466)
Other expense	(6,463)	(2,565)	(6,286)

Total other income (expense)	337,720	242,484	386,664
Income (loss) before income taxes	1,934,428	(1,048,380)	(3,412,034)
Provision for income taxes	21,500	—	—

Net income (loss)	$1,912,928	$(1,048,380)	$(3,412,034)

Net income (loss) per share:
Basic	$0.09	$(0.05)	$(0.17)

Diluted	$0.09	$(0.05)	$(0.17)

Weighted average shares of common stock outstanding:
Basic	21,051,373	20,585,825	20,383,134

Diluted	21,942,182	20,585,825	20,383,134

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2002	20,322,687	$91,223,052	$(65,452,305)	$125,536	$25,896,283
Net loss	—	—	(3,412,034)	—	(3,412,034)
Unrealized loss on investments in marketable securities, net of tax	—	—	—	(120,061)	(120,061)

Comprehensive loss					(3,532,095)
Exercise of stock options	88,319	150,360	—	—	150,360
Issuance of common stock to Employee Stock Purchase Plan	44,740	38,029	—	—	38,029
Modification of stock option grant	—	5,412	—	—	5,412

Balance at December 31, 2003	20,455,746	91,416,853	(68,864,339)	5,475	22,557,989
Net loss	—	—	(1,048,380)	—	(1,048,380)
Unrealized loss on investments in marketable securities, net of tax	—	—	—	(5,475)	(5,475)

Comprehensive loss					(1,053,855)
Exercise of stock options	121,503	148,804	—	—	148,804
Issuance of common stock to Employee Stock Purchase Plan	90,266	76,726	—	—	76,726

Balance at December 31, 2004	20,667,515	91,642,383	(69,912,719)	—	21,729,664
Net income	—	—	1,912,928	—	1,912,928
Exercise of stock options	344,413	654,955	—	—	654,955
Issuance of common stock to Employee Stock Purchase Plan	83,742	159,445	—	—	159,445
Issuance of common stock in connection with acquisition	479,234	1,343,149	—	—	1,343,149

Balance at December 31, 2005	21,574,904	$93,799,932	$(67,999,791)	$—	$25,800,141

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$1,912,928	$(1,048,380)	$(3,412,034)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,537,959	1,366,216	1,371,011
Amortization of intangibles, content fees, feature enhancements, fixed royalties, and prepaid compensation	1,140,481	740,542	1,676,454
Impairment of capitalized content development fees	55,000	—	—
Provision for doubtful accounts	40,000	40,000	192,500
Non cash compensation expense	—	—	5,412
Realized loss on disposal of property and equipment	5,698	1,153	14,814
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts and unbilled receivables	(524,468)	(1,415,518)	311,759
Restricted cash	(54,497)	539,837	111,559
Interest receivable	(28,625)	93,364	187,244
Prepaid development fees	(564,776)	(582,738)	(269,542)
Other prepaid expenses and other current assets	(189,694)	(127,308)	(246,890)
Other assets	(44,503)	(83,750)	107,261
Accounts payable	68,155	(34,036)	146,174
Accrued liabilities and compensation	475,073	260,723	(802,371)
Registration liabilities	56,445	(560,568)	(165,389)
Commercial support liabilities	860,231	378,893	—
Deferred revenue	427,710	807,035	(286,976)

Net cash provided by (used in) operating activities	5,173,117	375,465	(1,059,014)

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(9,524,076)	—	—
Proceeds from maturities and sale of investments in marketable securities	20,500,000	18,951,000	13,809,000
Purchases of investments in marketable securities	(12,650,000)	(19,077,045)	(13,000,000)
Collection of note receivable – related party	—	233,003	—
Purchases of property and equipment	(752,222)	(1,620,906)	(720,482)

Net cash (used in) provided by investing activities	(2,426,298)	(1,513,948)	88,518

FINANCING ACTIVITIES:
Issuance of common stock to Employee Stock Purchase Plan	159,445	76,726	38,029
Proceeds from exercise of stock options	654,955	148,804	150,360
Payments on capital lease obligations	(92,440)	(49,482)	(67,717)

Net cash provided by financing activities	721,960	176,048	120,672

Net increase (decrease) in cash and cash equivalents	3,468,779	(962,435)	(849,824)
Cash and cash equivalents at beginning of period	2,257,372	3,219,807	4,069,631

Cash and cash equivalents at end of period	$5,726,151	$2,257,372	$3,219,807

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$23,524	$13,095	$22,466

Income taxes paid	$15,000	$—	$—

Capital lease obligations incurred	$420,777	$62,804	$—

Issuance of common stock in connection with acquisition of company	$1,343,149	$—	$—

Effects of acquisition:
Estimated fair value of tangible assets acquired	$718,357	$—	$—
Estimated fair value of liabilities assumed	(494,026)	—	—
Purchase price in excess of net tangible assets acquired	10,660,705	—	—
Less fair value of stock issued	(1,343,149)	—	—

Cash paid	9,541,887	—	—
Less cash acquired	(17,811)	—	—

Net cash paid for acquisition	$9,524,076	$—	$—

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity
HealthStream, Inc. (the “Company”) was incorporated in 1990 as a Tennessee corporation and is headquartered in Nashville, Tennessee. We provide Internet-based services and solutions to meet the ongoing training, information, and education needs of the healthcare community. These solutions provide, deliver and track computer based education for our customers in the United States through our application service provider (ASP) products and installed learning management products. On March 28, 2005, we acquired Data Management & Research, Inc. (DMR), which provides healthcare organizations a wide range of quality and satisfaction surveys, analyses of survey results, and other research-based services. We develop, manage, and distribute live, online and print education and training activities for provider-based healthcare professionals and physicians as well as online education and training activities for sales representatives, which are all supported by pharmaceutical and medical device companies.
Business Segments
We operate our business in two segments: 1) services provided to healthcare organizations and professionals, and 2) services provided to pharmaceutical and medical device companies. Services to healthcare organizations and professionals include offerings of our Internet-based learning products, including authoring, survey and research services, maintenance and support of our installed learning management products, courseware subscriptions, content maintenance, and competency tools. Our services to pharmaceutical and medical device companies include live and online educational training activities for healthcare professionals, content development services, as well as online training for medical industry representatives.
Recognition of Revenue
Revenues are derived from providing services through our Internet-based learning products, provision of survey and research services, maintenance and support of our installed learning management products, courseware subscriptions, live event development, content maintenance and development and other education and training services.
We recognize revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” Emerging Issues Task Force (EITF) Issue No. 99-19 “Reporting Revenue Gross Versus Net,” EITF Issue No. 00-3 “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,” EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” and other authoritative guidance. This guidance provides that revenue recognized from software and other arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements. While elements include software products and post contract customer support, fair value of each element is based on objective evidence specific to the vendor. If fair value cannot be determined for each element of the arrangement, all revenue from the arrangement is deferred until fair value can be determined or until all elements of the arrangement are delivered and customer acceptance has occurred. Sales of our Internet-based learning products include customer support, implementation services, and training; therefore all revenues are deferred until the Internet-based learning product is implemented, at which time revenues are recognized ratably over the subscription service period. In the event that circumstances occur, which give rise to uncertainty regarding the collectibility of contracted amounts, revenue recognition is suspended until such uncertainty is resolved. Fees for these services are billed on either a monthly, quarterly, or annual basis.
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
Revenues recognized from our survey and research services are determined using the proportional performance method. Revenues are earned over the estimated survey cycle, which typically ranges from less than one month to up to four months. The survey cycle is generally initiated based on the receipt of the first survey response and runs through provision of related survey reports to the customer. All other revenues are recognized as the related services are performed or products are delivered. Fees for these services are billed upon initiation of the survey cycle, with progress billings made throughout the survey cycle.
Revenues derived from live event development services are recognized using the proportional performance method based on the completion of performance milestones. Revenues from content maintenance and development services are recognized using a percentage of completion method based on labor hours, which correspond to the completion of performance milestones and deliverables. All other revenues are recognized as the related services are performed or products are delivered. Fees for these services are billed at initiation of the project and upon completion of the project.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain reclassifications have been made to the prior year’s financial statements to conform with the current year presentation.
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
Accounts Receivable-Unbilled and Deferred Revenue
Accounts receivable-unbilled represents revenue earned for contracts accounted for on the proportional performance basis for which invoices have not been generated or contractual billing dates have not been reached. Deferred revenue represents amounts, which have been billed or collected, but not yet recognized in revenue.
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
Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense were as follows:

	Allowance Balance at	Charged to Costs and		Allowance Balance at
	Beginning of Period	Expenses	Write-offs	End of Period
Year ended December 31,
2005	$234,167	$40,000	$159,077	$115,090
2004	$278,502	$40,000	$84,335	$234,167
2003	$295,704	$192,500	$209,702	$278,502

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
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over fair value of net tangible assets acquired. We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” We measure goodwill for impairment at the reporting unit level using a discounted cash flow model to determine the fair value of the reporting units. We will perform our goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year.
Intangible assets acquired through acquisitions are comprised of content, contract rights, customer relationships, non-competition agreements and favorable lease rights. As of December 31, 2005 intangible assets with remaining unamortized balances include contract rights, customer relationships and non-competition agreements recorded in connection with the acquisition of DMR. Intangible assets are considered to have definite useful lives and are being amortized on a straight line basis over the expected periods to be benefited, generally three to five years for content, two to eight years for contract rights, customer lists and customer relationships, six months to three years for non-competition agreements, and over the lease term for favorable lease rights. Our weighted average amortization period for definite lived intangible assets as of December 31, 2005 is 7.7 years. Intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable.
Long-Lived Assets
We account for assets of a long term nature (“long-lived assets”) in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. We measure any impairment at the reporting unit level based on discounted future cash flows from the reporting unit including the long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates the carrying value of long-lived assets, including property and equipment, other assets and intangible assets. We recorded a $55,000 impairment charge associated with content development fees for the year ended December 31, 2005. There were no impairments identified or recorded for the years ended December 31, 2004 and 2003.

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
Commercial Support Liabilities
Commercial support liabilities represent grant funds received from entities supporting educational activities, such as live events, in which we are the accredited provider. The funds are unrestricted, and are primarily used to pay for expenses associated with conducting the event.
Advertising
We expense the costs of advertising as incurred in accordance with SOP 93-7, “Reporting on Advertising Costs.” Advertising expense for the years ended December 31, 2005, 2004, and 2003 was approximately $123,000, $226,000, and $413,000, respectively.
Shipping and Handling Costs
Shipping and handling costs that are associated with our products and services are included in cost of revenues.
Product Development Costs
Product development costs include internal and external costs to develop and convert content for our Internet-based learning and installed learning management products. We capitalize the cost of content and features developed by third parties where the life expectancy is greater than one year and the anticipated cash flows from such content or feature is expected to exceed its cost. During both 2005 and 2004, we capitalized approximately $900,000 related to third party content and feature development completed by third parties. Capitalized content development costs are included in the accompanying consolidated balance sheets under the captions “prepaid development fees” and “other assets.” Capitalized feature development costs are included in the accompanying consolidated balance sheets under the captions “other prepaid expenses and other current assets” and “other assets.” We amortize content and feature development over its expected life, which is generally one to three years. Content development and feature development costs that have been capitalized are subject to a periodic impairment review in accordance with our policy.
We account for Web site development costs in accordance with EITF Issue No. 00-2 “Accounting for Web Site Development Costs,” and SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which provides guidance on capitalization versus expensing of costs incurred to develop a Web site. We capitalize costs incurred during the development phase for such projects when such costs are material. Maintenance and operating costs are expensed as incurred. As of December 31, 2005 and 2004, we had no capitalized internal development costs for computer software developed for resale. We did not capitalize any internal Web site development costs during 2005 or 2004, since the costs related to planning or operation of such products and sites.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Net Income (Loss) Per Share
We compute net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of Statement 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. Common equivalent shares that have an anti-dilutive effect on diluted net income (loss) per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2005, 2004, and 2003.
Concentrations of Credit Risk and Significant Customers
We place our temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits.
We sell our learning management systems and other education services to various companies in the healthcare industry that are located in the United States. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from customers. We have one significant customer, HCA, who comprised approximately 14% or $3.9 million, of net revenues during 2005, approximately 15%, or $2.9 million, of net revenues during 2004, and approximately 15%, or $2.7 million, of net revenues during 2003. The total amounts receivable from HCA at December 31, 2005 and 2004 were approximately $250,000 and $540,000, respectively.
Stock Based Compensation
We grant stock options for a fixed number of shares to employees and other parties with an exercise price not less than the fair value of the shares at the grant date. We account for stock option grants in accordance with Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, because the exercise price of our employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recorded. To the extent that options are issued to members of our advisory boards or non-employees, the value of such options is measured in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We have disclosed the fair value recognition requirements of SFAS No. 123 and the additional disclosure requirements as specified in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123.
If the alternative method of accounting for stock incentive plans prescribed by Statement 123 had been followed, our net income (loss) and net income (loss) per share would have been:

	Year Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$1,912,928	$(1,048,380)	$(3,412,034)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related taxes	—	—	5,412
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(586,804)	(542,560)	(755,905)

Pro forma net income (loss)	$1,326,124	$(1,590,940)	$(4,162,527)

Basic net income (loss) per share — as reported	$0.09	$(0.05)	$(0.17)

Basic net income (loss) per share — pro forma	$0.06	$(0.08)	$(0.20)

Diluted net income (loss) per share — as reported.	$0.09	$(0.05)	$(0.17)

Diluted net income (loss) per share — pro forma	$0.06	$(0.08)	$(0.20)

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
Newly Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payments.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. In April 2005, the Securities and Exchange Commission amended the effective date of the Statement to begin with the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005. The Company adopted Statement 123(R) on January 1, 2006 and implemented it on a modified-prospective basis. We estimate that share-based compensation expense to be recognized under Statement 123(R) will range between $500,000 and $700,000 for 2006. Actual share-based compensation expense in 2006 could differ from this estimate depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from our estimates.
2. BUSINESS COMBINATION
On March 28, 2005, the Company acquired all of the stock of DMR for approximately $10.7 million, consisting of $9.1 million in cash and 479,234 shares of our common stock. Of the common stock portion, 319,489 shares are being held in an escrow account for eighteen months from the acquisition date, subject to any claims for indemnification pursuant to the stock purchase agreement. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $0.4 million. DMR provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. The results of operations for DMR have been included in the Company’s statement of operations, effective March 29, 2005. The final purchase price allocation is as follows:

Estimated fair value of tangible assets acquired	$718,357
Estimated fair value of liabilities assumed	(494,026)
Purchase price in excess of net tangible assets acquired.	10,660,705
Less fair value of stock issued	(1,343,149)

Cash paid	9,541,887
Less cash acquired	(17,811)

Net cash paid for acquisition	$9,524,076

The purchase price in excess of the net tangible assets acquired was allocated as follows:

Goodwill	$7,010,705
Customer related intangibles	$3,400,000
Non-compete agreement	$250,000

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. BUSINESS COMBINATION (continued)
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

	Year Ended December 31,
	2005	2004
Revenue (pro-forma)	$28,769,609	$25,229,887

Net income (pro-forma)	$2,400,039	$120,000

Net income per share (pro-forma):
Basic	$0.11	$0.01

Diluted	$0.11	$0.01

3. SHAREHOLDERS’ EQUITY
Common Stock
We are authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of December 31, 2005 and 2004 was 21,574,904 and 20,667,515, respectively.
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
Warrants
In connection with a distribution agreement we entered into during 1999, we provided a business partner with a warrant to purchase 245,032 shares of our common stock at $4.06 per share. The warrants expire in June 2009. The issuance of the warrants resulted in the recognition of approximately $748,000 of product development expense in 1999. No part of the 1999 warrant has been exercised as of December 31, 2005.
4. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net income (loss)	$1,912,928	$(1,048,380)	$(3,412,034)

Denominator:
Weighted-average shares outstanding:
Basic	21,051,373	20,585,825	20,383,134
Employee stock options and escrowed shares	890,809	—	—

Diluted	21,942,182	20,585,825	20,383,134

Net income (loss) per share:
Basic	$0.09	$(0.05)	$(0.17)

Diluted	$0.09	$(0.05)	$(0.17)

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. NET INCOME (LOSS) PER SHARE (continued)
For the years ended December 31, 2005, 2004, and 2003, the calculation of weighted average and equivalent shares excluded options, warrants, and restricted stock that were anti-dilutive. The equivalent common shares related to such options, warrants, and restricted stock were 1,447,561 in 2005, 3,048,842 in 2004, and 3,092,978 in 2003.
On February 9, 2006 the Company granted stock options to its management group to purchase up to 250,000 shares at an exercise price of $2.75 per share. These options vest over four years and expire eight years after issuance.
5. INVESTMENTS IN MARKETABLE SECURITIES
At December 31, 2005, investments in marketable securities, which were all classified as available-for-sale and considered to be short-term based on management’s intent of holding such securities for less than 12 months, included the following:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
Auction Rate Securities	$6,175,000	$—	$—	$6,175,000

At December 31, 2004, investments in marketable securities, which were all classified as available-for-sale, included the following:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
Auction Rate Securities	$14,025,000	$—	$—	$14,025,000

The scheduled maturities of the above auction rate securities at December 31, 2005 is shown below:

Maturing after one but before five years	$6,175,000

6. GOODWILL
We account for goodwill under the provisions of Statement 142, which specifies the approach and timing for evaluating impairment of intangible assets, and also requires that goodwill be tested for impairment at least annually using a fair value method.
We test goodwill for impairment using a discounted cash flow model. The technique used to determine the fair value of our reporting units is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges, which could adversely impact our operating results for the period in which such a determination is made. We perform our annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists. During our annual impairment evaluation in the fourth quarter of 2005 and 2004, the results of our goodwill impairment analysis indicated the fair value of our reporting units exceeded their carrying values. Therefore no impairment existed at December 31, 2005 and 2004.
On March 28, 2005 we acquired DMR. We recorded goodwill of $7,010,705 in connection with this acquisition, which will generate deductible amortization for federal income tax purposes. The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	HCO	PMD	Total
Balance at January 1, 2005	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	7,010,705	—	7,010,705

Balance at December 31, 2005	$8,993,666	$1,323,727	$10,317,393

	HCO	PMD	Total
Balance at January 1, 2004	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	—	—	—

Balance at December 31, 2004	$1,982,961	$1,323,727	$3,306,688

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS
All intangible assets have been evaluated in accordance with Statement 142 and are considered to have finite useful lives. The intangibles are being amortized over their estimated useful lives, ranging from one to eight years. Amortization of intangible assets was approximately $552,000, $344,000, and $1,140,000, for the years ended December 31, 2005, 2004 and 2003, respectively.
Identifiable intangible assets are comprised of the following:

	As of December 31, 2005			As of December 31, 2004

		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Customer related	$6,340,000	$(3,262,243)	$3,077,757	$2,940,000	$(2,940,000)	$—
Content	3,500,000	(3,500,000)	—	3,500,000	(3,350,000)	150,000
Other	672,142	(485,585)	186,557	422,142	(405,922)	16,220

Total	$10,512,142	$(7,247,828)	$3,264,314	$6,862,142	$(6,695,922)	$166,220

Estimated amortization expense for the years ending December 31, is as follows:

2006	$508,333
2007	508,333
2008	444,891
2009	425,000
2010 and thereafter.	1,377,757

Total	$3,264,314

8. BUSINESS SEGMENTS
We have two reportable segments, services provided to healthcare organizations and professionals (HCO) and services provided to pharmaceutical and medical device companies (PMD). On March 28, 2005, we acquired DMR, a company focused on offering healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. Accordingly, DMR is included in our HCO business segment. The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” We believe the accounting policies related to DMR are consistent with our accounting policies. We manage and operate our business segments based on the markets they serve and the products and services provided to those markets. Substantially all sales from both business units during 2005 were made to customers in the United States.
The following is our business segment information as of and for the years ended December 31, 2005, 2004 and 2003. We measure segment performance based on operating loss before income taxes and prior to the allocation of corporate overhead expenses, interest expense, and depreciation.

	Year ended December 31, 2005
	HCO	PMD	Unallocated	Consolidated
Revenues, net	$21,148,413	$6,210,993	$—	$27,359,406
Cost of revenues (excluding depreciation and amortization)	5,453,671	3,665,963	625,836	9,745,470
Product development	2,285,119	388,117	254,876	2,928,112
Sales and marketing	3,924,604	1,312,906	214,658	5,452,168
Depreciation and amortization	930,055	200,552	1,547,833	2,678,440
Other general and administrative	209,898	138,478	4,610,132	4,958,508

Segment income (loss) from operations	$8,345,066	$504,977	$(7,253,335)	$1,596,708

*Segment assets	$17,440,077	$4,666,897	$13,109,166	$35,216,140

Purchases of property and equipment	$316,019	$145,938	$290,265	$752,222

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. BUSINESS SEGMENTS (continued)

	Year ended December 31, 2004
	HCO	PMD	Unallocated	Consolidated
Revenues, net	$13,988,818	$6,068,490	$—	$20,057,308
Cost of revenues (excluding depreciation and amortization)	2,826,444	3,865,545	585,184	7,277,173
Product development	2,008,007	378,569	144,601	2,531,177
Sales and marketing	3,564,673	1,024,406	209,608	4,798,687
Depreciation and amortization	338,012	402,530	1,366,216	2,106,758
Other general and administrative	173,246	115,824	4,345,307	4,634,377

Segment income (loss) from operations	$5,078,436	$281,616	$(6,650,916)	$(1,290,864)

*Segment assets	$6,496,190	$4,254,682	$17,684,815	$28,435,687

Purchases of property and equipment	$608,200	$340,131	$672,575	$1,620,906

	Year ended December 31, 2003
	HCO	PMD	Unallocated	Consolidated
Revenues, net	$12,016,441	$6,178,630	$—	$18,195,071
Cost of revenues (excluding depreciation and amortization)	2,183,479	3,569,041	515,224	6,267,744
Product development	1,930,760	900,020	416,466	3,247,246
Sales and marketing	3,143,444	1,113,715	187,838	4,444,997
Depreciation and amortization	1,211,578	432,013	1,403,874	3,047,465
Other general and administrative	181,353	225,363	4,579,601	4,986,317

Segment income (loss) from operations	$3,365,827	$(61,522)	$(7,103,003)	$(3,798,698)

*Segment assets	$5,037,093	$4,617,845	$18,743,705	$28,398,643

Purchases of property and equipment	$221,837	$178,561	$320,084	$720,482

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, property and equipment, and intangible assets. Investments in marketable securities and cash and cash equivalents are not allocated to individual segments, and are included within Unallocated.
9. INCOME TAXES
Income tax provision (benefit) differs from the amounts computed by applying the federal statutory rate of 34% to the income (loss) before income taxes as follows:

	Year Ended December 31,
	2005	2004	2003
Federal tax provision (benefit) at the statutory rate	$657,705	$(356,449)	$(1,200,912)
State income tax provision (benefit), net of federal benefit	80,275	(39,631)	(114,173)
Nondeductible amortization	—	—	210,139
Other	(32,265)	(94,670)	69,413
(Decrease) increase in valuation allowance	(684,215)	490,750	1,035,533

Provision for income taxes	$21,500	$—	$—

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. INCOME TAXES (continued)
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$43,734	$88,983
Differences related to business combinations	1,105,153	1,353,302
Depreciation	396,098	316,865
Accrued liabilities	296,609	290,191
Difference related to warrants	1,227,388	1,227,388
Research and development credits	322,469	257,253
Alternative minimum tax credits	21,500	—
Other	13,416	12,318
Net operating loss carryforwards	15,842,174	16,264,281

Total deferred tax assets	19,268,541	19,810,583
Less: Valuation allowance	(19,268,541)	(19,810,583)

Net deferred tax asset	$—	$—

As of December 31, 2005, we had federal and state net operating loss carryforwards of $42,622,680 and $33,761,558, respectively. These losses will expire in years 2012 through 2024. As of December 31, 2005, $1,927,644 of our net operating loss carryforwards is attributable to the exercise of stock options, and if realized the tax benefit will be recorded as an increase to additional paid-in capital. Our net operating loss carryforwards are subject to annual limitations under Internal Revenue Code Section 382. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before they are fully utilized. During the year, the valuation allowance decreased by $542,042, which was comprised of a $684,215 decrease related to current taxes and an increase of $142,173 related to the exercise of stock options.
We have research and development tax credit carryforwards of $322,469 that expire in varying amounts through 2024. We have alternative minimum tax credit carryforwards of $21,500 that are available to offset future regular tax liabilities and they do not expire.
We have established a valuation allowance for deferred tax assets at December 31, 2005 and 2004, due to the uncertainty of realizing these assets in the future. Federal income tax payments of $15,000, $-0-, and $-0- were made during the years ended December 31, 2005, 2004, and 2003, respectively. There were no state income taxes payments made during the years ended December 31, 2005, 2004, and 2003.
10. STOCK OPTION PLAN
Our 2000 Stock Incentive Plan (2000 Plan) and 1994 Employee Stock Option Plan (1994 Plan) (the 2000 Plan and the 1994 Plan are collectively referred to as “the Plan”) authorize the grant of options or other forms of stock-based compensation to employees, officers, directors, and others and such grants must be approved by the Compensation Committee of the Board of Directors. The terms of both plans are substantially similar. Options granted under the Plan have terms of no more than ten years with certain restrictions. The Plan allows the Board of Directors to determine the vesting period of each grant. The vesting period of the options granted ranges from immediate vesting (generally associated with professional consulting boards and directors’ options), to annual vesting over four years, beginning one year after the grant date (generally for employee and officer options). In connection with the 2000 Plan, 5,000,000 shares have been reserved for issuance, bringing the total shares reserved for issuance through the Plan to 9,000,000 shares. During 2002, the 1994 Plan was amended to exclude forfeited shares from shares available for future grants. This amendment reduced the number of shares available for future grants by 1,977,482 through December 31, 2005.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK OPTION PLAN (continued)
The weighted average fair value of options granted was estimated using the Black-Scholes method. The weighted average assumptions used for these estimates include:

	2005	2004	2003
Risk-free interest rate	3.77 - 4.45%	2.50-3.50%	2.50%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	5	5	5
Volatility	75%	75%	60%
The estimated weighted average fair values of options granted during 2005, 2004 and 2003 using the above pricing models were $2.00, $1.60, and $0.93, respectively.
A progression of activity and various other information relative to stock options is presented in the table below.

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
	Common	Average	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding — beginning of period	2,813,810	$3.27	2,840,880	$3.28	2,987,380	$3.69
Granted	438,000	3.10	460,000	2.59	605,000	1.40
Exercised	(344,413)	1.90	(121,503)	1.22	(88,319)	1.70
Expired	(17,616)	1.77	(19,008)	5.86	(140,683)	5.12
Forfeited	(95,366)	3.76	(346,559)	3.03	(522,498)	3.17

Outstanding — end of period	2,794,415	$3.41	2,813,810	$3.27	2,840,880	$3.28

Exercisable at end of period	1,886,164	$3.83	1,993,435	$3.81	1,872,299	$3.91

Shares of common stock available for future grants under the Plan totaled 2,441,793 at December 31, 2005. Weighted average exercise prices per share and various other information for options outstanding at December 31, 2005 are segregated into ranges as follows:

			Options Outstanding			Options Exercisable
				Weighted Average	Weighted Average		Weighted Average
			Number of	Exercise Price	Remaining	Number of	Exercise Price
Range of Exercise Price			Shares	Per Share	Contractual Life	Shares	Per Share
$0.54	–	$1.19	195,000	$1.10	3.7	192,500	$1.10
$1.20	–	$2.38	983,250	1.64	3.9	725,249	1.73
$2.39	–	$3.57	777,000	2.94	6.7	129,250	2.76
$3.58	–	$4.76	323,750	4.06	1.7	323,750	4.06
$4.77	–	$5.95	69,000	5.42	2.5	69,000	5.42
$5.96	–	$7.13	224,775	6.49	2.0	224,775	6.49
$8.33	–	$9.50	77,595	8.95	3.8	77,595	8.95
$9.51	–	$10.70	75,850	10.00	2.2	75,850	10.00
$10.71	–	$11.89	68,195	11.89	2.2	68,195	11.89

			2,794,415	$3.41	3.2	1,886,164	$3.83

11. EMPLOYEE BENEFIT PLANS
401(k) Plan
We have a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Our employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, not to exceed 15% of compensation, subject to IRS limitations. The Company provided eligible employees with a discretionary contribution totaling approximately $73,000 for the year ended December 31, 2004. The Company did not provide a discretionary contribution for the year ended December 31, 2005. The Company has not provided matching contributions through December 31, 2005.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. EMPLOYEE BENEFIT PLANS (continued)
Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (Purchase Plan) incorporates the provisions of Section 423 of the Internal Revenue Code. Under the Purchase Plan, 1,000,000 shares of common stock have been reserved for purchase by employees. The Purchase Plan provides for annual offer periods of twelve months to eligible employees. Under the Purchase Plan, eligible employees can purchase through payroll deductions, the lesser of up to 15% of their eligible base compensation or 2,500 shares of common stock, at a price equivalent to 85% of the lesser of the beginning or end of year price. During 2005, 83,742 shares were purchased under the plan at $1.90 per share, and during 2004, 90,266 shares were purchased under the plan at $0.85 per share.
12. COMMITMENTS AND CONTINGENCIES
Lease Commitments
We lease office facilities in Nashville, TN, Franklin, TN, Denver, CO, and Dallas, TX, under agreements that expire before or during April 2010. The Dallas, TX facility is subleased to a third party through the expiration of the original lease, which ends January 2007. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. We account for these leases by recognizing rent expense on the straight-line basis and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The Company also leases certain office equipment under both operating and capital leases. Total rent expense under all operating leases was approximately $895,000, $723,000, and $650,000, for the years ended December 31, 2005, 2004, and 2003, respectively. We also lease certain computer equipment from third parties which are accounted for as capital leases.
Future rental payment commitments at December 31, 2005 under capital and non-cancelable operating leases, with initial terms of one year or more, are as follows:

	Capital Leases	Operating Leases
2006	$190,905	$839,482
2007	159,758	594,373
2008	69,563	442,927
2009	—	376,145
2010	—	116,407

Total minimum lease payments	420,226	$2,369,334

Less amounts representing interest	(38,348)

Present value of minimum lease payments (including $166,022 classified as current)	$381,878

Sublease rental income related to the Dallas, TX facility was approximately $78,000 in 2005 and $73,500 in 2004. Future operating lease commitments listed in the above table have been reduced by sublease income of approximately $71,700 in 2006 and by $6,000 in 2007.
The carrying value of assets under capital leases, which are included with owned assets in the accompanying consolidated balance sheets was $375,516 and $54,962 at December 31, 2005 and 2004, respectively. Amortization of the assets under the capital leases is included in depreciation expense on the accompanying consolidated statements of operations.
Litigation
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect our financial position, operations or liquidity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Controls and Procedures
HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2005. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
Information as to directors of the Company is incorporated by reference from the information contained in our proxy statement for the 2006 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”
Item 11. Executive Compensation
Incorporated by reference from the information contained in our proxy statement for the 2006 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information contained in our proxy statement for the 2006 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
Item 13. Certain Relationships and Related Transactions
Incorporated by reference from the information contained in our proxy statement for the 2006 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
Item 14. Principal Accountant Fees and Services
Incorporated by reference from the information contained in our proxy statement for the 2006 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.
(a)(3) Exhibits

Number	Description
*2.1	Asset Purchase Agreement, dated July 23, 1999, among SilverPlatter Education, Inc., SilverPlatter Information, Inc. and HealthStream, Inc.

*2.2	Agreement and Plan of Merger, dated January 5, 2000, among HealthStream, Inc., HealthStream Acquisition I, Inc., Quick Study, Inc. and each shareholder of Quick Study, Inc.

*2.3	Asset Purchase Agreement, dated December 16, 1999, among KnowledgeReview, LLC, Louis Bucelli and Maksim Repik, and HealthStream, Inc.

*2.4	Agreement and Plan of Merger, dated January 25, 2000 among HealthStream, Inc., HealthStream Acquisition II, Inc., Multimedia Marketing, Inc., and the stockholders of Multimedia Marketing, Inc.

*2.5	Asset Purchase Agreement, dated January 27, 2000, between Emergency Medicine Internetwork, Inc. and HealthStream, Inc.

2.6 (1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.

*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Article 7 of the Fourth Amended and Restated Charter — included in Exhibit 3.1

4.3	Article II of the Amended and Restated Bylaws — included in Exhibit 3.2

*4.4	Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical Systems.

*4.6	Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation

*10.1^	1994 Employee Stock Option Plan, effective as of April 15, 1994

*10.2^	2000 Stock Incentive Plan, effective as of April 10, 2000

*10.3^	Form of Indemnification Agreement

*10.4^	Executive Employment Agreement, dated April 21, 1999, between HealthStream, Inc. and Robert A. Frist, Jr.

*10.5	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

*+10.6	Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems

*+10.7	Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Services, Inc.

*^10.8	Form of Employee Stock Purchase Plan

^10.9	Form of Director Stock Option Agreement

^10.10	Form of Employee and Executive Officer Stock Option Agreement

^10.11	Form of Cash Bonus Plan

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment was received, with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2006.

HEALTHSTREAM, INC.

By:	/s/ Robert A. Frist, Jr.
Robert A. Frist, Jr.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date
/s/ Robert A. Frist, Jr.	President, Chief Executive Officer and	March 30, 2006

Robert A. Frist, Jr.	Chairman (Principal Executive Officer)

/s/ Arthur E. Newman	Senior Vice-President and Chief Financial	March 30, 2006

Arthur E. Newman	Officer, Compliance Officer (Principal Financial Officer)

/s/ Susan A. Brownie	Senior Vice-President of Finance and Human Resources,	March 30, 2006

Susan A. Brownie	Corporate Secretary (Principal Accounting Officer)

/s/ Jeffrey L. McLaren	Director	March 30, 2006

Jeffrey L. McLaren

/s/ James Daniell	Director	March 30, 2006

James Daniell

/s/ William Stead	Director	March 30, 2006

William Stead

/s/ Thompson Dent	Director	March 30, 2006

Thompson Dent

/s/ Linda Rebrovick	Director	March 30, 2006

Linda Rebrovick

/s/ Frank Gordon	Director	March 30, 2006

Frank Gordon

/s/ Ron Hinds	Director	March 30, 2006

Ron Hinds

/s/ Michael Shmerling	Director	March 30, 2006

Michael Shmerling

INDEX TO EXHIBITS

Exhibit
Number	Description
*2.1	Asset Purchase Agreement, dated July 23, 1999, among SilverPlatter Education, Inc., SilverPlatter Information, Inc. and HealthStream, Inc.

*2.2	Agreement and Plan of Merger, dated January 5, 2000, among HealthStream, Inc., HealthStream Acquisition I, Inc., Quick Study, Inc. and each shareholder of Quick Study, Inc.

*2.3	Asset Purchase Agreement, dated December 16, 1999, among KnowledgeReview, LLC, Louis Bucelli and Maksim Repik, and HealthStream, Inc.

*2.4	Agreement and Plan of Merger, dated January 25, 2000 among HealthStream, Inc., HealthStream Acquisition II, Inc., Multimedia Marketing, Inc., and the stockholders of Multimedia Marketing, Inc.

*2.5	Asset Purchase Agreement, dated January 27, 2000, between Emergency Medicine Internetwork, Inc. and HealthStream, Inc.

2.6 (1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.

*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Article 7 of the Fourth Amended and Restated Charter — included in Exhibit 3.1

4.3	Article II of the Amended and Restated Bylaws — included in Exhibit 3.2

*4.4	Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical Systems.

*4.6	Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation

*10.1^	1994 Employee Stock Option Plan, effective as of April 15, 1994

*10.2^	2000 Stock Incentive Plan, effective as of April 10, 2000

*10.3^	Form of Indemnification Agreement

*10.4^	Executive Employment Agreement, dated April 21, 1999, between HealthStream, Inc. and Robert A. Frist, Jr.

*10.5	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

*+10.6	Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems

*+10.7	Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Systems, Inc.

*^10.8	Form of Employee Stock Purchase Plan

^10.9	Form of Director Stock Option Agreement

^10.10	Form of Employee and Executive Officer Stock Option Agreement

^10.11	Form of Cash Bonus Plan

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment was received with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.