Form 10-Q
period 2006-03-31
HEALTHSTREAM INC
filed 2006-05-12
CIK 1095565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934
For the quarterly period ended March 31, 2006
Commission File No.: 000-27701
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
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2006, 21,727,734 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,857,262	$5,726,151
Investments in short term marketable securities	6,775,000	6,175,000
Restricted cash	304,635	238,538
Interest receivable	50,480	54,524
Accounts receivable, net of allowance for doubtful accounts of $114,501 at March 31, 2006 and $115,090 at December 31, 2005	5,057,770	4,691,402
Accounts receivable — unbilled	1,007,432	706,011
Prepaid development fees, net of amortization	849,059	684,351
Other prepaid expenses and other current assets	1,228,670	950,687

Total current assets	20,130,308	19,226,664
Property and equipment:
Furniture and fixtures	7,601,209	7,446,451
Equipment	1,023,507	1,281,460
Leasehold improvements	1,281,460	1,011,877

	9,906,176	9,739,788
Less accumulated depreciation and amortization	(7,967,824)	(7,636,306)

	1,938,352	2,103,482

Goodwill	10,317,393	10,317,393
Intangible assets, net of accumulated amortization of $7,374,911 at March 31, 2006 and $7,247,828 at December 31, 2005	3,137,231	3,264,314
Other assets	211,937	304,287

Total assets	$35,735,221	$35,216,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$738,917	$933,895
Accrued liabilities	1,473,340	1,487,568
Accrued compensation and related expenses	353,711	639,468
Registration liabilities	300,051	231,142
Commercial support liabilities	782,611	1,239,124
Deferred revenue	5,092,744	4,502,924
Current portion of capital lease obligations	166,790	166,022

Total current liabilities	8,908,164	9,200,143
Capital lease obligations, less current portion	186,730	215,856
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,587,529 and 21,574,904 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	93,981,651	93,799,932
Accumulated deficit	(67,341,324)	(67,999,791)

Total shareholders’ equity	26,640,327	25,800,141

Total liabilities and shareholders’ equity	$35,735,221	$35,216,140

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Revenues, net	$7,522,640	$5,682,402
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	2,574,951	2,035,765
Product development	889,549	636,518
Sales and marketing	1,628,818	1,190,262
Depreciation	336,054	408,161
Amortization of intangibles, content fees and feature enhancements	307,515	209,820
Other general and administrative expenses	1,237,003	1,155,929

Total operating costs and expenses	6,973,890	5,636,455

Income from operations	548,750	45,947
Other income (expense):
Interest and other income	142,847	105,450
Interest and other expense	(8,630)	(7,231)

Total other income	134,217	98,219

Income before income taxes	682,967	144,166
Provision for income taxes	24,500	—

Net income	$658,467	$144,166

Net income per share:
Basic	$0.03	$0.01

Diluted	$0.03	$0.01

Weighted average shares of common stock outstanding:
Basic	21,284,325	20,685,786

Diluted	22,139,107	21,467,043

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2005	21,574,904	$93,799,932	$(67,999,791)	$25,800,141

Net income	—	—	658,467	658,467

Stock-based compensation	—	149,376	—	149,376

Exercise of stock options	12,625	32,343	—	32,343

Balance at March 31, 2006	21,587,529	$93,981,651	$(67,341,324)	$26,640,327

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$658,467	$144,166
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	336,054	408,161
Amortization of intangibles, content fees, and feature enhancements	307,515	209,820
Stock-based compensation	149,376	—
Provision for doubtful accounts	—	15,000
Realized loss on disposal of property & equipment	165	3,056
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(667,789)	98,128
Restricted cash	(66,097)	74,767
Interest receivable	4,044	2,908
Prepaid development fees	(262,839)	(52,725)
Other prepaid expenses and other current assets	(360,284)	(321,324)
Other assets	92,352	37,442
Accounts payable	(194,978)	234,072
Accrued liabilities and compensation	(299,985)	(10,362)
Registration liabilities	68,909	(69,808)
Commercial support liabilities	(456,513)	549,269
Deferred revenue	589,820	31,653

Net cash (used in) provided by operating activities	(101,783)	1,354,223

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(9,321,206)
Proceeds from maturities and sales of investments in marketable securities	3,950,000	9,275,000
Purchase of investments in marketable securities	(4,550,000)	(1,000,000)
Purchase of property and equipment	(157,629)	(411,254)

Net cash used in investing activities	(757,629)	(1,457,460)

FINANCING ACTIVITIES:
Exercise of stock options	32,343	55,059
Payments on capital lease obligations	(41,820)	(11,123)

Net cash (used in) provided by financing activities	(9,477)	43,936

Net decrease in cash and cash equivalents	(868,889)	(59,301)
Cash and cash equivalents at beginning of period	5,726,151	2,257,372

Cash and cash equivalents at end of period	$4,857,262	$2,198,071

SUPPLEMENTAL CASH FLOW INFORMATION:
Capital lease obligations incurred	$13,462	$112,141

Interest paid	$8,707	$4,176

Issuance of common stock in connection with acquisition of company	$—	$1,303,516

Effects of acquisition:
Estimated fair value of tangible assets acquired	$—	$703,310
Estimated fair value of liabilities assumed	—	(648,134)
Purchase price in excess of net tangible assets acquired	—	10,599,490
Stock issued	—	(1,303,516)

Cash paid	—	9,351,150
Less cash acquired	—	(29,944)

Net cash paid for acquisition	$—	$9,321,206

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The balance sheet at December 31, 2005 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission).
2. STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payments.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. The Company adopted Statement 123(R) on January 1, 2006 and implemented it using the modified-prospective method for transition purposes, therefore prior period financial results have not been restated. The modified-prospective method requires compensation expense be recorded for all unvested share-based payments outstanding prior to adoption and for all share-based payments issued subsequent to adoption using a fair value approach. We use the Black Scholes option pricing model for calculating the fair value of awards issued under our stock-based compensation plans.
Total stock-based compensation expense recorded, as a result of adopting Statement 123(R), for the three months ended March 31, 2006, which is recorded in our statement of operations, is as follows:

Three months ended
March 31, 2006
Cost of revenues (excluding depreciation and amortization)	$19,414
Product development	40,552
Sales and marketing	40,290
Other general and administrative	49,120

Total stock-based compensation expense	$149,376

Prior to adopting Statement 123(R), we accounted for our stock-based compensation plans under the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations. The following pro forma table reflects our net income (loss) and net income (loss) per share had the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” been followed during the three months ended March 31, 2005:

Three Months Ended
March 31, 2005
Net income as reported	$144,166
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(145,983)

Pro forma net loss	$(1,817)

Basic net income per share — as reported	$0.01

Basic net loss per share — pro forma	$(0.00)

Diluted net income per share — as reported	$0.01

Diluted net loss per share — pro forma	$(0.00)

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. STOCK-BASED COMPENSATION (continued)
Stock Option Plans
Our 2000 Stock Incentive Plan (2000 Plan) and 1994 Employee Stock Option Plan (1994 Plan) (the 2000 Plan and the 1994 Plan are collectively referred to as “the Plan”) authorize the grant of options or other forms of stock-based compensation to employees, officers, directors, and others and such grants must be approved by the Compensation Committee of the Board of Directors. The terms of both plans are substantially similar. Options granted under the Plan have terms of no more than ten years with certain restrictions. The Plan allows the Compensation Committee of the Board of Directors to determine the vesting period of each grant. The vesting period of the options granted ranges from immediate vesting (generally associated with professional consulting boards and directors’ options) to annual vesting over four years, beginning one year after the grant date (generally for employee and officer options). As of March 31, 2006, 2,264,793 shares of unissued common stock remain reserved for future grants under the Plan. The Company issues new shares of common stock when options are exercised.
The fair value of stock-based awards granted during the three months ended March 31, 2006 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

Risk-free interest rate	4.55%
Expected dividend yield	0.0%
Expected life (in years)	5
Expected forfeiture rate	15%
Volatility	75%
Risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the option grant having a term equal to the expected life of the option.
Expected dividend yield is zero because the Company has not made any dividend payments in its history and does not plan to pay dividends in the foreseeable future.
Expected life is the period of time the option is expected to remain outstanding, and is based on historical experience. The contractual option life ranges from eight to ten years.
Expected forfeiture rate is the estimated percentage of options granted that are not expected to become fully vested. This estimate is based on historical experience, and will be adjusted as necessary to match the actual forfeiture experience.
Volatility is the measure of the amount by which the price is expected to fluctuate. We estimate volatility based on the actual historical volatility of our common stock, which we believe future volatility will be similar to our past experience.
We amortize the fair value of all stock-based awards on a straight-line basis over the requisite service period, which generally is the vesting period.
A summary of stock option activity and various other information relative to stock options for the three months ended March 31, 2006 is presented in the table below.

		Weighted-	Weighted Average	Aggregate
	Common	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2005	2,794,415	$3.41
Granted	250,000	2.75
Exercised	(12,625)	2.56
Expired	(15,100)	3.16
Forfeited	(69,000)	2.36

Outstanding at March 31, 2006	2,947,690	$3.38	4.4 years	$3,279,950

Exercisable at March 31, 2006	2,077,440	$3.71	5.0 years	$2,294,758

The aggregate intrinsic value in the table above represents the total difference between the Company’s closing stock price on March 31, 2006 of $3.72 and the option exercise price, multiplied by the number of in-the-money options as of March 31, 2006. As of March 31, 2006, total unrecognized compensation expense related to non-vested stock options is $1,122,106, net of estimated forfeitures, with a weighted average expense recognition period of 3.0 years.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. STOCK-BASED COMPENSATION (continued)
Other information relative to option activity during the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Weighted average grant date fair value of stock options granted	$1.77	$2.02

Total fair value of stock options vested	$347,096	$195,262

Total intrinsic value of stock options exercised	$4,545	$63,150

Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (Purchase Plan) incorporates the provisions of Section 423 of the Internal Revenue Code. Under the Purchase Plan, 1,000,000 shares of common stock have been reserved for purchase by employees. The Purchase Plan provides for annual offer periods of twelve months to eligible employees. Under the Purchase Plan, eligible employees can purchase through payroll deductions, the lower of up to 15% of their eligible base compensation or 2,500 shares of common stock, at a price equivalent to 85% of the lower of the beginning or end of year price. As of March 31, 2006, there are 691,876 shares available for issuance under the Purchase Plan. The Company recognized $36,944 of stock-based compensation expense for the Purchase Plan during the three months ended March, 31, 2006.
3. BUSINESS COMBINATION
On March 28, 2005, the Company acquired all of the stock of Data Management & Research, Inc. (DMR) for approximately $10.7 million, consisting of $9.1 million in cash and 479,234 shares of our common stock. Of the common stock portion, 319,489 shares were deposited in an escrow account to be held for eighteen months from the acquisition date, subject to any claims for indemnification pursuant to the stock purchase agreement. There have been no claims against the escrowed shares as of March 31, 2006. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $0.4 million. Goodwill recorded in connection with the acquisition will generate deductible amortization for federal income tax purposes. DMR provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, and employees. The results of operations for DMR have been included in the Company’s statement of operations effective March 29, 2005.
The following unaudited results of operations give effect to the operations of DMR as if the acquisition had occurred as of January 1, 2005. These unaudited results of operations include certain adjustments arising from the acquisition such as owner compensation and amortization expense. The pro forma results of operations do not purport to represent what the Company’s results of operations would have been had such transactions in fact occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.

Three months ended
March 31, 2005
Revenue	$7,092,605

Net income	$631,277

Net income per share:
Basic	$0.03

Diluted	$0.03

4. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 1.4 million and 1.2 million at March 31, 2006 and 2005, respectively.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. NET INCOME PER SHARE (continued)
The following table sets forth the computation of basic and diluted net income per share for three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31, 2006	March 31, 2005
Numerator:
Net income	$658,467	$144,166

Denominator:
Weighted average shares outstanding:
Basic	21,284,325	20,685,786
Employee stock options and escrowed shares	854,782	781,257

Diluted	22,139,107	21,467,043

Net income per share:
Basic	$0.03	$0.01

Diluted	$0.03	$0.01

5. BUSINESS SEGMENTS
We have two reportable segments, services provided to healthcare organizations and professionals (HCO) and services provided to pharmaceutical and medical device companies (PMD). On March 28, 2005, we acquired DMR, a company focused on offering healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. Accordingly, DMR has been included in our HCO business segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2005. We manage and operate our business segments based on the markets they serve and the products and services provided to those markets.
The following is our business segment information as of and for the three months ended March 31, 2006 and 2005. We measure segment performance based on operating income (loss) before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and depreciation.

	Three months ended
	March 31, 2006	March 31, 2005
Revenues
HCO	$5,733,170	$3,966,995
PMD	1,789,470	1,715,407

Total net revenue	$7,522,640	$5,682,402

Income (loss) from operations
HCO	$2,132,388	$1,585,218
PMD	205,168	229,560
Unallocated	(1,788,806)	(1,768,831)

Total income from operations	$548,750	$45,947

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

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL (continued)
On March 28, 2005, we acquired DMR. The amount of goodwill related to the acquisition of DMR at March 31, 2005 represented a preliminary estimate, and was subsequently adjusted based on the final purchase price allocation, which was completed during the fourth quarter of 2005. There were no changes in the carrying amount of goodwill during the three months ended March 31, 2006.

	HCO	PMD	Total
Balance at January 1, 2006	$8,993,666	$1,323,727	$10,317,393
Changes in carrying value of goodwill	—	—	—

Balance at March 31, 2006	$8,993,666	$1,323,727	$10,317,393

	HCO	PMD	Total
Balance at January 1, 2005	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	7,953,779	—	7,953,779

Balance at March 31, 2005	$9,936,740	$1,323,727	$11,260,467

7. INTANGIBLE ASSETS
All identifiable intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. Intangible assets with finite lives are being amortized over their estimated useful lives, ranging from one to five years. Amortization of intangible assets was $127,083 and $87,869 for the three months ended March 31, 2006 and 2005, respectively.
Identifiable intangible assets are comprised of the following:

	As of March 31, 2006			As of December 31, 2005
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Customer lists	$6,340,000	$(3,368,493)	$2,971,507	$6,340,000	$(3,262,243)	$3,077,757
Content	3,500,000	(3,500,000)	—	3,500,000	(3,500,000)	—
Other	672,142	(506,418)	165,724	672,142	(485,585)	186,557

Total	$10,512,142	$(7,374,911)	$3,137,231	$10,512,142	$(7,247,828)	$3,264,314

Estimated amortization expense for the periods and years ending December 31, is as follows:

April 1, 2006 through December 31, 2006	$381,250
2007	508,333
2008	444,891
2009	425,000
2010 and thereafter	1,377,757

Total	$3,137,231

8. INCOME TAXES
Taxable income for the year is expected to be reduced by available net operating loss carryforwards to the extent allowed by current tax regulations. We expect to achieve taxable income for the full year of 2006, and have recorded a tax provision of $24,500 associated with the alternative minimum tax during the three months ended March 31, 2006.

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
The following important factors, in addition to those discussed elsewhere in this Quarterly Report and in our Annual Report on Form 10-K, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:
-	our ability to effectively implement our growth strategy, as well as manage growth of our operations and infrastructure, including effective identification and integration of acquisitions;

-	variability and length of our sales cycle;

-	our ability to accurately forecast results of operations due to certain revenue components being subject to significant fluctuations and an increase in the percentage of our business subject to renewal;

-	our ability to reach agreement on a revised multi-year agreement with HCA, Inc. for our Internet-based HLC product;

-	our ability to adequately address our customers’ needs in products and services;

-	the pressure on healthcare organizations and pharmaceutical/medical device companies to reduce costs to customers could result in financial pressures on customers to cut back on our services;

-	our ability to maintain and continue our competitive position against current and potential competitors;

-	our ability to develop enhancements to our existing products and services, achieve widespread acceptance of new features, or keep pace with technological developments;

-	our ability to obtain proper distribution rights from content partners to support growth in courseware subscriptions;

-	our ability to achieve profitability on a consistent basis;

-	fluctuations in quarterly operating results caused by a variety of factors including the timing of sales, subscription revenue recognition and customer subscription renewals;

-	loss of a significant customer and concentration of a significant portion of our revenue with a relatively small number of customers;

-	our ability to adequately develop and maintain our network infrastructure, computer systems, software and related security;

-	the effect of governmental regulation on us, our business partners and our customers, including, without limitation, changes in federal, state and international laws or other regulations regarding education, training and Internet transactions; and

-	other risk factors detailed in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

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
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (US GAAP). These accounting principles require us to make certain estimates, judgments and assumptions during the preparation of our financial statements. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.
The accounting policies and estimates that we believe are the most critical in fully understanding and evaluating our reported financial results include the following:
o	Revenue recognition

o	Product development costs and related capitalization

o	Goodwill, intangibles, and other long-lived assets

o	Allowance for doubtful accounts

o	Stock-based compensation
In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments” using a modified-prospective approach. Other than the adoption of Statement 123(R), there have been no changes in our critical accounting policies and estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2005.
Stock-based Compensation
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payments.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. The Company adopted Statement 123(R) on January 1, 2006 and implemented it using the modified-prospective method for transition purposes, therefore prior period financial results have not been restated. The modified-prospective method requires compensation expense be recorded for all unvested share-based payments outstanding prior to adoption and for all share-based payments issued subsequent to adoption using a fair value approach. We use the Black Scholes option pricing model for calculating fair value of our stock-based compensation plans.
Prior to adopting Statement 123(R), we accounted for stock-based compensation arrangements under APB 25, which utilized an intrinsic value approach to recognizing compensation expense. Since we granted stock options with exercise prices equivalent to the market price of our stock on the grant date, our accounting for stock-based compensation under the provisions of APB 25 resulted in nominal compensation expense recorded in our historical financial statements. We have previously disclosed pro-forma financial results under the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” utilizing the Black Scholes option pricing model. The fair value method used under Statement 123 is similar to the method we will use going forward, with the exception that forfeitures will be estimated on the grant date, and adjusted periodically if actual forfeitures vary significantly from our estimates.
During the three months ended March 31, 2006, we recorded $149,376 of stock-based compensation expense resulting from the adoption of Statement 123(R). We typically grant stock options to our management group on an annual basis. We grant stock options to our board of director members in conjunction with our annual shareholders meeting. We expect to continue this practice for the foreseeable future. As of March 31, 2006, total compensation cost related to non-vested awards not yet recognized is $1,122,106, net of estimated forfeitures, with a weighted average expense recognition period of 3.0 years. We estimate that stock-based compensation expense will range between $600,000 and $700,000 for 2006, given the recent increase in the market price of our stock. During the second quarter of 2006, we expect an increase in stock-based compensation resulting from options that will be issued to our board of director members. These options will be fully vested upon issuance, and the related compensation expense will be recorded on the grant date. Actual results could differ from this estimate depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from our estimates.
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
Revenues. Revenues for our HCO business unit currently consist of the provision of services through our Internet-based HealthStream Learning Center (HLC), authoring tools, survey and research services, a variety of courseware subscriptions (add-on courseware), maintenance and support services for our installed learning management products, maintenance of content and competency tools. Revenues for our PMD business unit consist of live event development, online training and content development, online sales training courses, HospitalDirect, live educational activities for nurses and technicians conducted within healthcare organizations, and continuing education activities at association meetings, and HospitalDirect®.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues consists primarily of salaries and employee benefits, stock-based compensation, employee travel and lodging, materials, contract labor, hosting costs, and other direct expenses associated with revenues as well as royalties paid by us to content providers based on a percentage of revenues. Personnel costs within cost of revenues are associated with individuals that facilitate product delivery, provide services, handle customer support calls or inquiries, manage our web sites, content and survey services, coordinate content maintenance services, and provide training or implementation services.
Product Development. Product development expenses consist primarily of salaries and employee benefits, stock-based compensation, content acquisition costs before technological feasibility is achieved, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training delivery and administration platforms. In addition, product development expenses are associated with the development of feature enhancements and new products. Personnel costs within product development include our systems team, product managers, and other personnel associated with content and product development.
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, stock-based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. Annually, we host a national users’ group in Nashville known as “The Summit.” Personnel costs within sales and marketing include our sales and marketing team as well as our account management group. Our account management personnel work to ensure our products and services are fully utilized by our customers, as well as supporting the contract renewal process for existing hospital customers.
Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have finite lives, amortization of content or license fees, and amortization of software feature enhancements.
Other General and Administrative Expenses. Other general and administrative expenses consist primarily of salaries and employee benefits, stock-based compensation, employee travel and lodging, facility costs, office expenses, fees for professional services, and other operational expenses. Personnel costs within general and administrative expenses include individuals associated with normal corporate functions (accounting, legal, human resources, administrative and executive management) as well as accreditation professionals.
Other Income/Expense. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to capital leases and other obligations.

Results of Operations
The three months ended March 31, 2006 marked our sixth consecutive quarter of positive net income. The acquisition of DMR, completed on March 28, 2005, has provided depth to our existing product offerings, while also delivering profitable growth. Our network of healthcare professionals continues to grow, we increased our fully implemented subscriber base by 86,000 subscribers during the first quarter of 2006. During the first quarter of 2006, we adopted Statement 123(R), which resulted in stock-based compensation expense of $149,376. Key financial indicators for the first quarter of 2006 include:
•	Revenues of approximately $7.5 million in the first quarter of 2006, up 32.4%, or $1.8 million, over first quarter of 2005

•	Net income of approximately $658,000 in the first quarter of 2006, compared to $144,000 in the first quarter of 2005

•	Earnings per share of $0.03 (basic and diluted) in the first quarter of 2006, compared to $0.01 (basic and diluted) in the first quarter of 2005

•	1,259,000 fully implemented subscribers on our Internet-based HLC at March 31, 2006, up from 1,084,000 at March 31, 2005
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Revenues. Revenues increased approximately $1.8 million, or 32.4%, to $7.5 million for the three months ended March 31, 2006 from $5.7 million for the three months ended March 31, 2005. Revenues for 2006 consisted of $5.7 million for HCO and $1.8 million for PMD. In 2005, revenues consisted of $4.0 million for HCO and $1.7 million for PMD. The increase in HCO revenues related primarily to revenues from the acquisition of DMR of $1.2 million and $429,000 from our Internet-based HLC subscriber base. Courseware subscription revenues increased modestly over the prior year quarter. Our subscriber base increased approximately 16%, to approximately 1,259,000 fully implemented subscribers at March 31, 2006 from approximately 1,084,000 fully implemented subscribers at March 31, 2005. Revenues from our Internet-based subscription products represented approximately 59% of revenues for the three months ended March 31, 2006 compared to 68% of revenues for the three months ended March 31, 2005. This percentage has decreased since DMR products are not Internet-based. PMD revenues increased slightly over the prior year quarter, primarily associated with our live event business, while revenues from our project-based content development services declined compared to the prior year quarter.
We expect continued revenue growth during the second quarter for HCO, primarily associated with our Internet-based subscription products and survey and research services. We expect second quarter revenues for PMD to remain comparable with the prior year second quarter. We anticipate total revenues to range between $7.8 and $8.0 million during the second quarter of 2006, an increase of approximately $1.0 to $1.2 million over the second quarter of 2005.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $539,000, or 26.5%, to $2.6 million for the three months ended March 31, 2006 from $2.0 million for the three months ended March 31, 2005. Cost of revenues as a percentage of revenues decreased to 34.2% of revenues for the three months ended March 31, 2006 from 35.8% of revenues for the three months ended March 31, 2005. The overall increase in cost of revenues resulted from increases in direct costs associated with both DMR and our live events business, as well as increased royalties paid by us. Stock-based compensation expense included in cost of revenues was approximately $19,000 during the three months ended March 31, 2006 compared to none for the three months ended March 31, 2005.
Cost of revenues for HCO increased approximately $317,000 and approximated 21.9% and 23.7% of revenues for the three months ended March 31, 2006 and 2005, respectively. Cost of revenues for HCO increased primarily due to the impact of DMR, as well as an increase in the percentage royalties paid by us to content partners. Our survey and research services have slightly higher direct costs as a percentage of revenues compared to our Internet-based subscription products. Cost of revenues for PMD increased approximately $184,000 over the prior year period and approximated 62.9% and 54.9% of revenues for the three months ended March 31, 2006 and 2005, respectively. Cost of revenues for PMD increased as a result of incremental direct costs associated with the increase in live event revenues, as well as increased royalties paid by us to our partners.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to 65.8% for the three months ended March 31, 2006 from 64.2% for the three months ended March 31, 2005. This overall improvement is a result of the change in revenue mix and related cost of revenues discussed above. Gross margins for HCO were 78.1% and 76.3% for the three months ended March 31, 2006 and 2005, respectively. Gross margins for PMD were 37.1% and 45.1% for the three months ended March 31, 2006 and 2005, respectively.
Product development. Product development expenses increased approximately $253,000, or 39.8%, to $890,000 for the three months ended March 31, 2006 from $637,000 for the three months ended March 31, 2005. This increase primarily resulted from personnel expenses associated with both DMR and additional personnel to support the ongoing maintenance and operation of our Internet- based platform. Stock-based compensation expense included in product development was approximately $41,000 during the three months ended March 31, 2006 compared to none for the three months ended March 31, 2005. Product development expenses as a percentage of revenues increased to 11.8% of revenues for the three months ended March 31, 2006 from 11.2% for the three months ended March 31, 2005.

Product development expenses for HCO increased approximately $283,000 compared to the prior year quarter and approximated 13.2% and 12.0% of HCO revenues for the three months ended March 31, 2006 and 2005, respectively. The increase for HCO is associated with both the addition of DMR personnel and personnel to support the ongoing maintenance and operation of our Internet-based HLC platform. Product development expenses for PMD decreased slightly as compared to the prior year quarter and approximated 5.2% and 5.9% of PMD revenues for the three months ended March 31, 2006 and 2005, respectively.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $439,000, or 36.8%, to $1.6 million for the three months ended March 31, 2006 from $1.2 million for the three months ended March 31, 2005. This increase occurred primarily within our HCO business unit and resulted from the impact of the DMR acquisition, increases in account management personnel and related travel, as well as increased marketing expenses. We have increased our account management team over the past year to address the needs of our strategic customers. Stock-based compensation expense included in sales and marketing was approximately $40,000 during the three months ended March 31, 2006 compared to none for the three months ended March 31, 2005. Sales and marketing expenses approximated 21.7% and 20.9% of revenues for the three months ended March 31, 2006 and 2005, respectively.
Sales and marketing expenses for HCO increased $442,000 and approximated 22.0% and 20.6% of revenues for the three months ended March 31, 2006 and 2005, respectively. Sales and marketing expenses for PMD increased slightly, and approximated 18.7% and 18.5% of revenues for the three months ended March 31, 2006 and 2005, respectively. The unallocated corporate sales and marketing expenses decreased slightly compared with the prior year quarter.
Our sixth Annual Learning Summit for existing and prospective customers was held April 18 – 21, 2006 in Nashville, Tennessee. We expect increased marketing expenses during the second quarter of 2006, of approximately $400,000, relating to this conference, an increase of approximately $100,000 over the expense incurred for this conference in the second quarter of 2005.
Depreciation and Amortization. Depreciation and amortization increased approximately $26,000, or 4.1%, to $644,000 for the three months ended March 31, 2006 from $618,000 for the three months ended March 31, 2005. The increase is associated with amortization of intangible assets associated with the DMR acquisition, and amortization of content and feature enhancements, but was partially offset by lower depreciation of property and equipment.
Other General and Administrative. Other general and administrative expenses increased approximately $81,000, or 7.0%, and approximated $1.2 million for the three months ended March 31, 2006 and 2005. This increase primarily resulted from the addition of DMR personnel and related office expenses. Stock-based compensation expense included in other general and administrative was approximately $49,000 during the three months ended March 31, 2006 compared to none for the three months ended March 31, 2005. Other general and administrative expenses as a percentage of revenues decreased to 16.4% for the three months ended March 31, 2006 from 20.3% for the three months ended March 31, 2005. The percentage decrease is a result of the increases in revenues.
Other Income/Expense. Other income/expense increased approximately $36,000, or 36.7%, to income of $134,000 for the three months ended March 31, 2006 from income of $98,000 for the three months ended March 31, 2005. The increase resulted from an increase in interest income from investments in marketable securities.
Provision for Income Taxes. The provision for income taxes during the three months ended March 31, 2006 consists of $24,500 associated with the federal alternative minimum tax. Taxable income for 2006 is expected to be substantially offset by the utilization of our operating loss carryforwards.
Net Income. Net income was approximately $658,000 for the three months ended March 31, 2006 compared to $144,000 for the three months ended March 31, 2005. This improvement is a result of the factors mentioned above. We anticipate modest improvement in net income during the second quarter of 2006 as compared with the second quarter of 2005. We also anticipate that net income for the full year of 2006 will be comparable to 2005, however, timing of survey business revenues during the second half of 2006 may cause variation when compared to 2005 quarterly results.
Liquidity and Capital Resources
Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.
Net cash used in operating activities was approximately $102,000 during the three months ended March 31, 2006 compared to $1.4 million provided by operating activities during the three months ended March 31, 2005. The significant uses of cash during the first quarter of 2006 included personnel expenses and other direct expenses to support our business, payment of royalties to content partners, payments associated with live event activities (which will be reimbursed during the remainder of 2006), payment of year-end bonuses to employees, and purchases of content and feature enhancements. Our live event activities are somewhat seasonal, and several large events occurred during the first quarter of 2006, which required increased spending to support them. During the first quarter of 2006, our cash payments associated with these events exceeded cash receipts from the respective commercial supporters. We expect to be reimbursed for these expenses during the remainder of 2006. These uses of cash were somewhat offset by cash receipts from customers. Days sales outstanding, or the number of days it takes to collect accounts receivable, improved compared to the prior year quarter, approximating 60 days for the three months ended March 31, 2006 compared to 66 days for the three months ended March 31, 2005. The improvement in days sales outstanding is the result of the full quarter impact of DMR during 2006. Excluding the impact associated with DMR during the first quarter of 2005, our DSO improved by one day over the prior year quarter. We experienced improved collections from HCO customers which were partially offset by longer collection cycles from PMD customers. The Company calculates days sales outstanding by dividing the accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the period. During the three months ended March 31, 2005, cash generated from operating activities resulted from cash receipts from customers and receipts of commercial support grants which exceeded cash used to fund operations.
Net cash used in investing activities was approximately $758,000 during the three months ended March 31, 2006 compared to $1.5 million during the three months ended March 31, 2005. During 2006, our primary use of cash was for purchases of property and equipment and purchases in excess of cash received from sales of investments in marketable securities. During 2005, the primary use of cash was for the acquisition of DMR, purchases of investments in marketable securities, and purchases of property and equipment, and was partially offset by the proceeds from sales of investments in marketable securities.
Cash used in financing activities was approximately $9,000 for the three months ended March 31, 2006 while $44,000 was provided by financing activities during the three months ended March 31, 2005. The decrease from the prior year primarily related to increased payments associated with capital leases, and lower cash receipts from stock option exercises. During the past year we have entered into several capital lease arrangements requiring cash payments over terms averaging three years.
As of March 31, 2006, our primary source of liquidity was $12.0 million of cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable. We have no bank credit facility or other indebtedness other than capital lease obligations. As of April 30, 2006, we had cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable of approximately $12.4 million.
We believe that our existing cash and cash equivalents, restricted cash, investments in marketable securities, and related interest receivable will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. As part of our growth strategy, we are actively reviewing possible acquisitions that complement our products and services. We anticipate that any acquisitions would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity securities and/or incur indebtedness to finance any acquisitions. The issuance of stock as consideration for an acquisition would have a dilutive effect and could adversely affect our stock price. There can be no assurance that sources of financing will be available to us on acceptable terms to consummate any acquisitions. Failure to generate sufficient cash flow from operations or raise additional capital when required during or following any potential acquisitions in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.
Commitments and Contingencies
We expect that capital expenditures and content purchases will range between $2.5 and $3.0 million for the remainder of 2006. We expect to fund these capital expenditures with existing cash and investments and from cash generated from operations. We may also enter into capital lease agreements for some of these asset purchases.
Our strategic alliances have typically provided for payments to content and distribution partners and development partners based on revenues, and we expect to continue similar arrangements in the future. We have capital lease obligations and operating lease commitments for our operating facilities in Nashville, TN, Franklin, TN, and Denver, CO, and a closed facility in Dallas, TX.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any commodity price risk. As of March 31, 2006, we had no outstanding indebtedness other than approximately $354,000 of capital lease obligations. Accordingly, we are not exposed to significant market risk. We are exposed to market risk with respect to the cash and cash equivalents and marketable securities in which we invest. At April 30, 2006, we had approximately $12.4 million of cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest that was invested in a combination of short term investments. Current investment rates of return approximate 4-5%. Assuming a 4.5% rate of return on $12.4 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $56,000.
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
PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the risk factors identified in our Annual Report on Form 10-K for the year ending December 31, 2005, we believe the following is a material risk facing the Company as of the date of this report.
We may be required to comply with Section 404 of the Sarbanes-Oxley Act in 2006, which we believe will result in additional expenses and may divert management’s attention.
Given the recent increase in the Company’s stock price, the Company may be deemed an accelerated filer as defined in Rule 12b-2 of the Exchange Act, which would require the Company to be compliant with Section 404 of the Sarbanes-Oxley Act for the current calendar year. In such event, management would be required to provide with the Company’s Annual Report on Form 10-K for the year ending December 31, 2006, its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and our independent registered public accounting firm would be required to provide its attestation report on management’s assessment. If such compliance is required, the Company anticipates incurring additional general and administrative expenses and anticipates that its compliance efforts may divert management’s time and attention.
Item 6. Exhibits
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

HEALTHSTREAM, INC.

By:	/s/ Susan A. Brownie Susan A. Brownie
Chief Financial Officer
May 12, 2006

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