Form 10-Q
period 2006-06-30
HEALTHSTREAM INC
filed 2006-08-11
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐                Accelerated filer ☐                                             Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2006, 21,927,687 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,257,639	$5,726,151
Investments in short term marketable securities	5,996,493	6,175,000
Restricted cash	96,365	238,538
Interest receivable	58,873	54,524
Accounts receivable, net of allowance for doubtful accounts of $102,672 at June 30, 2006 and $115,090 at December 31, 2005	4,301,136	4,691,402
Accounts receivable — unbilled	680,462	706,011
Prepaid development fees and content rights, net of amortization	1,246,876	684,351
Other prepaid expenses and other current assets	1,766,029	950,687

Total current assets	21,403,873	19,226,664
Property and equipment:
Equipment	7,924,320	7,446,451
Leasehold improvements	1,453,377	1,281,460
Furniture and fixtures	1,052,574	1,011,877

	10,430,271	9,739,788
Less accumulated depreciation and amortization	(8,269,530)	(7,636,306)

	2,160,741	2,103,482

Goodwill	10,317,393	10,317,393
Intangible assets, net of accumulated amortization of $7,501,994 at June 30, 2006 and $7,247,828 at December 31, 2005	3,010,148	3,264,314
Other assets	683,053	304,287

Total assets	$37,575,208	$35,216,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$849,397	$933,895
Accrued liabilities	1,959,651	1,487,568
Accrued compensation and related expenses	404,981	639,468
Registration liabilities	83,204	231,142
Commercial support liabilities	584,705	1,239,124
Deferred revenue	5,011,336	4,502,924
Current portion of capital lease obligations	185,049	166,022

Total current liabilities	9,078,323	9,200,143
Capital lease obligations, less current portion	195,729	215,856
Other long-term liabilities	525,000	—
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,927,687 and 21,574,904 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	94,828,801	93,799,932
Accumulated deficit	(67,052,645)	(67,999,791)

Total shareholders’ equity	27,776,156	25,800,141

Total liabilities and shareholders’ equity	$37,575,208	$35,216,140

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2006	2005

Revenues, net	$8,223,700	$6,806,420
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	3,161,708	2,459,438
Product development	836,819	743,101
Sales and marketing	2,033,016	1,601,201
Depreciation	328,589	401,950
Amortization of intangibles, content fees and feature enhancements	338,823	358,358
Other general and administrative expenses	1,396,549	1,272,012

Total operating costs and expenses	8,095,504	6,836,060

Income (loss) from operations	128,196	(29,640)
Other income (expense):
Interest and other income	161,841	72,490
Interest and other expense	(9,358)	(4,653)

Total other income	152,483	67,837

Income before income taxes	280,679	38,197
Income tax (benefit) provision	(8,000)	15,000

Net income	$288,679	$23,197

Net income per share:
Basic	$0.01	$0.00

Diluted	$0.01	$0.00

Weighted average shares of common stock outstanding:
Basic	21,475,021	21,054,335

Diluted	22,469,102	22,064,179

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005

Revenues, net	$15,746,340	$12,488,822
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	5,736,659	4,495,121
Product development	1,726,368	1,379,619
Sales and marketing	3,661,834	2,791,463
Depreciation	664,644	810,111
Amortization of intangibles, content fees and feature enhancements	646,338	568,178
Other general and administrative expenses	2,633,551	2,428,023

Total operating costs and expenses	15,069,394	12,472,515

Income from operations	676,946	16,307
Other income (expense):
Interest and other income	304,688	177,940
Interest and other expense	(17,988)	(11,884)

Total other income	286,700	166,056

Income before income taxes	963,646	182,363
Income tax provision	16,500	15,000

Net income	$947,146	$167,363

Net income per share:
Basic	$0.04	$0.01

Diluted	$0.04	$0.01

Weighted average shares of common stock outstanding:
Basic	21,379,673	20,870,061

Diluted	22,304,104	21,765,611

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006

	Common Stock		Accumulated	Total Shareholders'
	Shares	Amount	Deficit	Equity

Balance at December 31, 2005	21,574,904	$93,799,932	$(67,999,791)	$25,800,141

Net income	—	—	947,146	947,146

Stock-based compensation	—	377,634	—	377,634

Issuance of common stock to Employee Stock Purchase Plan	68,102	162,083	—	162,083

Exercise of stock options	284,681	489,152	—	489,152

Balance at June 30, 2006	21,927,687	$94,828,801	$(67,052,645)	$27,776,156

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$947,146	$167,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	664,644	810,111
Amortization of intangibles, content fees, and feature enhancements	646,338	568,178
Stock-based compensation	377,634	—
Provision for doubtful accounts	—	15,000
Realized loss on disposal of property & equipment	593	4,854
Changes in operating assets and liabilities:
Accounts and unbilled receivables	415,815	206,057
Restricted cash	142,173	81,751
Interest receivable	(4,349)	3,980
Prepaid development fees and content rights	(408,030)	(174,253)
Other prepaid expenses and other current assets	(982,842)	(276,820)
Other assets	143,557	(37,931)
Accounts payable	(84,498)	(209,814)
Accrued liabilities and compensation	(36,571)	(351,040)
Registration liabilities	(147,938)	(77,778)
Commercial support liabilities	(654,419)	622,542
Deferred revenue	403,412	(111,262)

Net cash provided by operating activities	1,422,665	1,240,938

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(9,362,342)
Proceeds from maturities and sales of investments in marketable securities	9,725,000	10,525,000
Purchase of investments in marketable securities	(9,543,816)	(1,000,000)
Purchase of property and equipment	(634,429)	(521,039)

Net cash used in investing activities	(453,245)	(358,381)

FINANCING ACTIVITIES:
Issuance of common stock to Employee Stock Purchase Plan	162,083	159,445
Exercise of stock options	489,152	478,515
Payments on capital lease obligations	(89,167)	(28,585)

Net cash provided by financing activities	562,068	609,375

Net increase in cash and cash equivalents	1,531,488	1,491,932
Cash and cash equivalents at beginning of period	5,726,151	2,257,372

Cash and cash equivalents at end of period	$7,257,639	$3,749,304

SUPPLEMENTAL CASH FLOW INFORMATION:
Capital lease obligations incurred	$88,067	$313,031

Interest paid	$17,755	$8,168

Income taxes paid	$21,000	$15,000

Issuance of common stock in connection with acquisition of company	$—	$1,343,149

Effects of acquisition:
Estimated fair value of tangible assets acquired	$—	$718,357
Estimated fair value of liabilities assumed	—	(655,907)
Purchase price in excess of net tangible assets acquired	—	10,660,852
Less fair value of stock issued	—	(1,343,149)

Cash paid	—	9,380,153
Less cash acquired	—	(17,811)

Net cash paid for acquisition	$—	$9,362,342

See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
Total stock-based compensation expense recorded, as a result of adopting Statement 123(R), for the three and six months ended June 30, 2006, which is recorded in our statements of operations, is as follows:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Cost of revenues (excluding depreciation and amortization)	$10,345	$29,759
Product development	31,113	71,665
Sales and marketing	25,071	65,361
Other general and administrative	161,729	210,849

Total stock-based compensation expense	$228,258	$377,634

Prior to adopting Statement 123(R), we accounted for our stock-based compensation plans under the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations. The following pro forma table reflects our net income (loss) and net income (loss) per share had the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” been followed during the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income as reported	$23,197	$167,363
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(198,540)	(284,240)

Pro forma net loss	$(175,343)	$(116,877)

Basic net income per share — as reported	$0.00	$0.01

Basic net loss per share — pro forma	$(0.01)	$(0.01)

Diluted net income per share — as reported	$0.00	$0.01

Diluted net loss per share — pro forma	$(0.01)	$(0.01)

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. STOCK-BASED COMPENSATION (continued)
Stock Option Plans
Our 2000 Stock Incentive Plan (2000 Plan) and 1994 Employee Stock Option Plan (1994 Plan) (the 2000 Plan and the 1994 Plan are collectively referred to as “the Plan”) authorize the grant of options or other forms of stock-based compensation to employees, officers, directors, and others and such grants must be approved by the Compensation Committee of the Board of Directors. The terms of both plans are substantially similar. Options granted under the Plan have terms of no more than ten years with certain restrictions. The Plan allows the Compensation Committee of the Board of Directors to determine the vesting period of each grant. The vesting period of the options granted ranges from immediate vesting (generally associated with professional consulting boards and directors’ options) to annual vesting over four years, beginning one year after the grant date (generally for employee and officer options). As of June 30, 2006, 2,117,293 shares of unissued common stock remain reserved for future grants under the Plan. The Company issues new shares of common stock when options are exercised.
The fair value of stock-based awards granted during the six months ended June 30, 2006 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

Risk-free interest rate	4.55 -- 5.07%
Expected dividend yield	0.0%
Expected life (in years)	5 to 8
Expected forfeiture rate	0-15%
Volatility	75%
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
A summary of stock option activity and various other information relative to stock options for the six months ended June 30, 2006 is presented in the table below.

		Weighted-	Weighted Average	Aggregate
	Common	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2005	2,794,415	$3.41
Granted	432,500	3.02
Exercised	(284,681)	1.72
Expired	(50,100)	4.74
Forfeited	(69,000)	2.36

Outstanding at June 30, 2006	2,823,134	$3.52	4.5 years	$2,986,807

Exercisable at June 30, 2006	1,904,384	$3.86	4.9 years	$2,061,085

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. STOCK-BASED COMPENSATION (continued)
The aggregate intrinsic value in the table above represents the total difference between the Company’s closing stock price on June 30, 2006 of $3.82 and the option exercise price, multiplied by the number of in-the-money options as of June 30, 2006. As of June 30, 2006, total unrecognized compensation expense related to non-vested stock options is $1,270,740, net of estimated forfeitures, with a weighted average expense recognition period of 3 years.
Other information relative to option activity during the three and six month periods ended June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Weighted average grant date fair value of stock options granted	$2.28	$1.97	$1.99	$2.01

Total fair value of stock options vested	$186,050	$133,670	$533,146	$328,932

Total intrinsic value of stock options exercised	$656,582	$179,148	$661,127	$242,298

Cash proceeds from exercise of stock options	$456,810	$423,456	$489,152	$478,515

Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (Purchase Plan) incorporates the provisions of Section 423 of the Internal Revenue Code. Under the Purchase Plan, 1,000,000 shares of common stock have been reserved for purchase by employees. The Purchase Plan provides for annual offer periods of twelve months to eligible employees. Under the Purchase Plan, eligible employees can purchase through payroll deductions, the lower of up to 15% of their eligible base compensation or 2,500 shares of common stock, at a price equivalent to 85% of the lower of the beginning or end of year price. As of June 30, 2006, there are 623,774 shares available for issuance under the Purchase Plan. In accordance with the provisions of Statement 123(R), the Company recognized $4,305 and $41,300 of stock-based compensation expense for the Purchase Plan during the three and six months ended June 30, 2006, respectively.
3. BUSINESS COMBINATION
On March 28, 2005, the Company acquired all of the stock of Data Management & Research, Inc. (DMR) for approximately $10.7 million, consisting of $9.1 million in cash and 479,234 shares of our common stock. Of the common stock portion, 319,489 shares were deposited in an escrow account to be held for eighteen months from the acquisition date, subject to any claims for indemnification pursuant to the stock purchase agreement. There have been no claims against the escrowed shares as of June 30, 2006. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $0.4 million. Goodwill recorded in connection with the acquisition will generate deductible amortization for federal income tax purposes. DMR provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, and employees. The results of operations for DMR have been included in the Company’s statement of operations effective March 29, 2005.
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

Six months ended
June 30, 2005
Revenue	$13,899,025

Net income	$640,724

Net income per share:
Basic and diluted	$0.03

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 1.8 million and 1.4 million for the three and six months ended June 30, 2006 and 2005, respectively.
The following table sets forth the computation of basic and diluted net income per share for three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator:
Net income	$288,679	$23,197	$947,146	$167,363

Denominator:
Weighted average shares outstanding:
Basic	21,475,021	21,054,335	21,379,673	20,870,061
Employee stock options and other	994,081	1,009,844	924,431	895,550

Diluted	22,469,102	22,064,179	22,304,104	21,765,611

Net income per share:
Basic	$0.01	$0.00	$0.04	$0.01

Diluted	$0.01	$0.00	$0.04	$0.01

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
The following is our business segment information as of and for the three and six months ended June 30, 2006 and 2005. We measure segment performance based on operating income (loss) before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and depreciation.

	Three months ended
	June 30, 2006	June 30, 2005
Revenues
HCO	$6,383,857	$5,272,959
PMD	1,839,843	1,533,461

Total net revenue	$8,223,700	$6,806,420

Income (loss) from operations
HCO	$2,351,384	$1,764,879
PMD	(284,746)	89,148
Unallocated	(1,938,442)	(1,883,667)

Total income (loss) from operations	$128,196	$(29,640)

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. BUSINESS SEGMENTS (continued)

	Six months ended
	June 30, 2006	June 30, 2005
Revenues
HCO	$12,117,026	$9,239,954
PMD	3,629,314	3,248,868

Total net revenue	$15,746,340	$12,488,822

Income (loss) from operations
HCO	$4,483,772	$3,350,097
PMD	(79,578)	318,708
Unallocated	(3,727,248)	(3,652,498)

Total income from operations	$676,946	$16,307

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
On March 28, 2005, we acquired DMR. The amount of goodwill related to the acquisition of DMR at June 30, 2005 represented a preliminary estimate, and was subsequently adjusted based on the final purchase price allocation, which was completed during the fourth quarter of 2005. There were no changes in the carrying amount of goodwill during the six months ended June 30, 2006.

	HCO	PMD	Total
Balance at January 1, 2006	$8,993,666	$1,323,727	$10,317,393
Changes in carrying value of goodwill	—	—	—

Balance at June 30, 2006	$8,993,666	$1,323,727	$10,317,393

	HCO	PMD	Total
Balance at January 1, 2005	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	8,010,852	—	8,010,852

Balance at June 30, 2005	$9,993,813	$1,323,727	$11,317,540

7. INTANGIBLE ASSETS
All identifiable intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. Intangible assets with finite lives are being amortized over their estimated useful lives, ranging from one to eight years. Amortization of intangible assets was $127,083 and $254,166 for the three and six months ended June 30, 2006, respectively, and $224,072 and $311,972 for the three and six months ended June 30, 2005, respectively.
Identifiable intangible assets are comprised of the following:

	As of June 30, 2006			As of December 31, 2005
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Customer related	$6,340,000	$(3,474,743)	$2,865,257	$6,340,000	$(3,262,243)	$3,077,757
Content	3,500,000	(3,500,000)	—	3,500,000	(3,500,000)	—
Other	672,142	(527,251)	144,891	672,142	(485,585)	186,557

Total	$10,512,142	$(7,501,994)	$3,010,148	$10,512,142	$(7,247,828)	$3,264,314

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS (continued)
Estimated amortization expense for the periods and years ending December 31, is as follows:

July 1, 2006 through December 31, 2006	$254,167
2007	508,333
2008	444,891
2009	425,000
2010 and thereafter	1,377,757

Total	$3,010,148

8. CONTENT RIGHTS AND DEFERRED SERVICE CREDITS
During the three months ended June 30, 2006, we completed updates and maintenance required to publish certain courseware owned by one of our customers and were provided the right to distribute and resell such courseware to our Internet-based customers. In exchange for receipt of an exclusive license to distribute and resell this courseware, we provided the customer with service credits that can be used to make future purchases of our products and services. We accounted for this transaction in accordance with Accounting Principles Board Opinion No. 29 “Accounting for Nonmonetary Transactions.” The value assigned to the content rights and the deferred service credits was $904,167, which represents the estimated fair value of the assets relinquished. The content rights are classified within prepaid development fees and other assets, and the service credits are classified within accrued liabilities and other long-term liabilities on our condensed consolidated balance sheet as of June 30, 2006.
The service credits will be issued annually through December 31, 2008 and they expire twenty-four months after issuance, and unused credits will be forfeited. As of June 30, 2006, we are obligated to issue remaining credits of $799,167 through December 31, 2008. Additional service credits may be provided in the future if the customer provides additional courseware rights to us. The content rights are being amortized on a straight-line basis through December 31, 2008. Revenues for services provided in exchange for service credits will be recognized in accordance with our revenue recognition policies.
9. INCOME TAXES
Taxable income for the year is expected to be reduced by available net operating loss carryforwards to the extent allowed by current tax regulations. We expect to achieve taxable income for the full year of 2006, and have recorded a tax provision of $16,500 associated with the alternative minimum tax based on taxable income for the six months ended June 30, 2006. The $8,000 tax benefit recorded during the three months ended June 30, 2006 resulted primarily from stock option exercises.
10. SUBSEQUENT EVENT
On July 21, 2006, the Company entered into a revolving credit facility loan agreement with SunTrust Bank for an aggregate principal amount of $7.0 million. The loan matures on July 21, 2009, and bears interest at a variable rate based on the 30 Day LIBOR Rate plus 150 basis points. The revolving credit facility includes certain financial and other covenants, including a maximum leverage ratio and minimum net tangible worth requirement. Borrowings under the revolving credit facility may be used to provide funds for general working capital needs, permitted acquisitions (as defined in the loan agreement), and for stock repurchase and/or redemption transactions that SunTrust Bank may authorize. Unused balances under the revolving credit facility are subject to a 10 basis point fee per annum.

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

Overview and Critical Accounting Policies and Estimates
HealthStream was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. The Company focuses on being a facilitator of training and information tools for entities in the healthcare industry. Revenues from the healthcare organizations business unit (HCO) are derived from the following categories: provision of services through our Internet-based HealthStream Learning Center, courseware subscriptions, survey and research services, a variety of complementary online products, and maintenance and support of installed learning management products. Revenues from the pharmaceutical and medical device company business unit (PMD) are derived from live event development, online training and content development, and other educational and training services.
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
The accounting policies and estimates that we believe are the most critical in fully understanding and evaluating our reported financial results include the following:
•	Revenue recognition

•	Product development costs and related capitalization

•	Goodwill, intangibles, and other long-lived assets

•	Allowance for doubtful accounts

•	Stock-based compensation

•	Nonmonetary exchanges
In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments” using a modified-prospective approach. Also, as a result of our issuance of service credits in exchange for content rights, we recorded an asset and deferred liability resulting from this nonmonetary transaction. Other than the adoption of Statement 123(R) and our accounting for nonmonetary exchanges, there have been no changes in our critical accounting policies and estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Prior to adopting Statement 123(R), we accounted for stock-based compensation arrangements under APB 25, which utilized an intrinsic value approach to recognizing compensation expense. Since we granted stock options with exercise prices equivalent to the market price of our stock on the grant date, our accounting for stock-based compensation under the provisions of APB 25 resulted in nominal compensation expense recorded in our historical financial statements. Prior to January 1, 2006 we disclosed pro-forma financial results under the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” utilizing the Black Scholes option pricing model. The fair value method used under Statement 123 is similar to the method we will use going forward under Statement 123(R), with the exception that forfeitures will be estimated on the grant date, and adjusted periodically if actual forfeitures vary significantly from our estimates.
During the three and six months ended June 30, 2006, we recorded $228,258 and $377,634 respectively, of stock-based compensation expense resulting from the adoption of Statement 123(R). We typically grant stock options to our management group on an annual basis. We grant stock options to members of our board of directors in conjunction with our annual shareholders meeting. We expect to continue this practice for the foreseeable future. As of June 30, 2006, total future compensation cost related to non-vested awards not yet recognized is $1,270,740, net of estimated forfeitures, with a weighted average expense recognition period of 3.0 years. We estimate that stock-based compensation expense will range between $600,000 and $700,000 for 2006. Actual results could differ from this estimate depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from our estimates.
Nonmonetary Exchange of Content Rights and Deferred Service Credits
During the three months ended June 30, 2006, we completed updates and maintenance required to publish certain courseware owned by one of our customers and were provided the right to distribute and resell such courseware to our Internet-based customers. In exchange for receipt of an exclusive license to distribute and resell this courseware, we provided the customer with service credits that can be used to make future purchases of our products and services. We accounted for this transaction in accordance with Accounting Principles Board Opinion No. 29 “Accounting for Nonmonetary Transactions.” The value assigned to the content rights and the deferred service credits was $904,167, which represents the estimated fair value of the assets relinquished. The content rights are classified within prepaid development fees and other assets, and the service credits are classified within accrued liabilities and other long-term liabilities on our condensed consolidated balance sheet as of June 30, 2006.
The service credits will be issued annually through December 31, 2008 and they expire twenty-four months after issuance, and unused credits will be forfeited. As of June 30, 2006, we are obligated to issue remaining credits of $799,167 through December 31, 2008. Additional service credits may be provided in the future if the customer provides additional courseware rights to us. The content rights are being amortized on a straight-line basis through December 31, 2008. Revenues for services provided in exchange for service credits will be recognized in accordance with our revenue recognition policies.
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
Revenues. Revenues for our HCO business unit currently consist of the provision of services through our Internet-based HealthStream Learning Center (HLC), authoring tools, survey and research services, a variety of courseware subscriptions (add-on courseware), maintenance and support services for our installed learning management products, maintenance of content and competency tools. Revenues for our PMD business unit consist of live event development, online training and content development, online sales training courses, live educational activities for nurses and technicians conducted within healthcare organizations, and continuing education activities at association meetings, and HospitalDirect®.
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
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, stock-based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. Annually, we host a national users’ group in Nashville, TN known as “The Summit,” the costs of which are included in sales and marketing expenses. Personnel costs within sales and marketing include our sales and marketing team, strategic account management personnel, as well as our account management group. Our account management personnel work to ensure our products and services are fully utilized by our customers, providing consultations with new and prospective customers, as well as supporting the contract renewal process for existing hospital customers.
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
Results of Operations
Financial results for the second quarter of 2006 reflect net income of approximately $289,000. Our financial results for the second quarter of 2006 were significantly impacted by two key events. First, our Sixth Annual Learning Summit, held in April 2006, was attended by approximately 700 participants and vendors and resulted in increased sales and marketing expenses of approximately $150,000 over the second quarter of 2005. Secondly, our PMD business experienced a financial loss on a live event activity, resulting from lower than anticipated revenues and expense overages in production costs. At June 30, 2006, our Internet-based network of healthcare professionals is comprised of 1,309,000 fully implemented subscribers. Key financial indicators for the second quarter of 2006 include:
•	Revenues of approximately $8.2 million in the second quarter of 2006, up 21%, or $1.4 million, over second quarter of 2005

•	Net income of approximately $289,000 in the second quarter of 2006, compared to $23,000 in the second quarter of 2005

•	Earnings per share of $0.01 (basic and diluted) in the second quarter of 2006, compared to $0.00 (basic and diluted) in the second quarter of 2005

•	1,309,000 fully implemented subscribers on our Internet-based HLC at June 30, 2006, up from 1,113,000 at June 30, 2005
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenues. Revenues increased approximately $1.4 million, or 20.8%, to $8.2 million for the three months ended June 30, 2006 from $6.8 million for the three months ended June 30, 2005. Revenues for 2006 consisted of $6.4 million for HCO and $1.8 million for PMD. In 2005, revenues consisted of $5.3 million for HCO and $1.5 million for PMD. The increase in HCO revenues was split evenly between growth in the survey and research revenues from the acquisition of DMR totaling $611,000 and an increase of $599,000 from our Internet-based HLC subscriber base. Courseware subscription revenues were comparable to the prior year quarter. Our subscriber base increased approximately 18%, to approximately 1,309,000 fully implemented subscribers at June 30, 2006 from approximately 1,113,000 fully implemented subscribers at June 30, 2005. Revenues from our Internet-based subscription products represented approximately 56% of revenues for the three months ended June 30, 2006 compared to 59% of revenues for the three months ended June 30, 2005. This percentage has decreased since our survey and research products are not fully Internet-based. PMD revenues increased approximately $306,000 over the prior year quarter, primarily associated with our live event business, while revenues from our project-based content development services were comparable to the prior year quarter. We expect third quarter 2006 revenues for PMD to decline compared with the prior year third quarter as a result of declines in our project-based business, primarily associated with declines in our live event business.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $702,000, or 28.6%, to $3.2 million for the three months ended June 30, 2006 from $2.5 million for the three months ended June 30, 2005. Cost of revenues as a percentage of revenues increased to 38.4% of revenues for the three months ended June 30, 2006 from 36.1% of revenues for the three months ended June 30, 2005. This increase is primarily associated with increased expenses associated with our PMD business unit, primarily associated with a loss on a specific live event held during the second quarter of 2006.
Cost of revenues for HCO decreased approximately $162,000 and approximated 20.0% and 27.2% of revenues for the three months ended June 30, 2006 and 2005, respectively. The decline in cost of revenues for HCO resulted from lower personnel expenses and lower royalties paid by us due to changes in the mix of courseware subscription revenues. Our survey and research services have higher direct costs as a percentage of revenues compared to our Internet-based subscription products. Cost of revenues for PMD increased approximately $852,000 over the prior year quarter and approximated 93.6% and 56.8% of revenues for the three months ended June 30, 2006 and 2005, respectively. The increase in cost of revenues for PMD resulted from expense overages in production costs and an overall high cost structure associated with a live event held during the second quarter of 2006, which resulted in a financial loss of approximately $200,000 for the event. For the event, we assumed both greater risk and greater potential reward than our historical contract structures for live event activities. The financial loss resulted from a shortfall in participant registration revenues, in addition to the production cost overages. Due to contract limitations, we were unable pass on the cost overruns to the commercial supporter of the event. We do not anticipate conducting events under similar contract structures in the future.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) decreased to 61.6% for the three months ended June 30, 2006 from 63.9% for the three months ended June 30, 2005. This decline is a result of the increase in cost of revenues discussed above. Gross margins for HCO were 80.0% and 72.8% for the three months ended June 30, 2006 and 2005, respectively. The improvement for HCO resulted from the increase in revenues discussed above. Gross margins for PMD were 6.4% and 43.2% for the three months ended June 30, 2006 and 2005, respectively. The decrease for PMD resulted from the increase in cost of revenues discussed above.
Product development. Product development expenses increased approximately $94,000, or 12.6%, to $837,000 for the three months ended June 30, 2006 from $743,000 for the three months ended June 30, 2005. This increase primarily resulted from personnel expenses associated with additional personnel to support new product development and the ongoing maintenance and operation of our Internet-based platform. New product development efforts primarily consist of additional features and new courseware integration associated with our Internet-based platform. We are currently redesigning our Internet-based HLC platform, and expect to release the new version later this year. Stock-based compensation expense included in product development was approximately $31,000 during the three months ended June 30, 2006 compared to none for the three months ended June 30, 2005. Product development expenses as a percentage of revenues decreased to 10.2% of revenues for the three months ended June 30, 2006 from 10.9% for the three months ended June 30, 2005.
Product development expenses for HCO increased approximately $140,000 compared to the prior year quarter and approximated 11.4% and 11.1% of HCO revenues for the three months ended June 30, 2006 and 2005, respectively. The increase for HCO is associated with additional personnel to support the ongoing maintenance and operation of our Internet-based HLC platform. Product development expenses for PMD decreased modestly compared to the prior year quarter due to lower personnel associated with product management, and approximated 4.0% and 6.2% of PMD revenues for the three months ended June 30, 2006 and 2005, respectively.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $432,000, or 26.9%, to $2.0 million for the three months ended June 30, 2006 from $1.6 million for the three months ended June 30, 2005. This increase occurred primarily within our HCO business unit and resulted from increased spending associated with our annual Summit, increases in account management personnel and related travel, as well as increased marketing expenses. The increase in Summit spending resulted from increased attendance and represented approximately $150,000 of the expense increase over the prior year quarter. We also increased our account management team over the past year to address the needs of our larger customers. Stock-based compensation expense included in sales and marketing was approximately $25,000 during the three months ended June 30, 2006 compared to none for the three months ended June 30, 2005. Sales and marketing expenses approximated 24.7% and 23.5% of revenues for the three months ended June 30, 2006 and 2005, respectively.
Sales and marketing expenses for HCO increased $481,000 and approximated 26.1% and 22.4% of revenues for the three months ended June 30, 2006 and 2005, respectively. The increase for HCO is due to the Summit and account management personnel discussed above. Sales and marketing expenses for PMD decreased approximately $51,000, and approximated 15.9% and 22.4% of revenues for the three months ended June 30, 2006 and 2005, respectively. The decrease is due to elimination of a sales management position and related expenses.
Depreciation and Amortization. Depreciation and amortization decreased approximately $93,000, or 12.2%, to $667,000 for the three months ended June 30, 2006 from $760,000 for the three months ended June 30, 2005. The decrease is due to lower depreciation of property and equipment resulting from assets reaching the end of their useful lives.
Other General and Administrative. Other general and administrative expenses increased approximately $125,000, or 9.8%, to $1.4 million for the three months ended June 30, 2006 from $1.3 million for the three months ended June 30, 2005. This increase primarily resulted from stock-based compensation expense associated with the grant of immediately vested stock options to our board of directors during the second quarter of 2006. Other general and administrative expenses as a percentage of revenues decreased to 17.0% for the three months ended June 30, 2006 from 18.7% for the three months ended June 30, 2005. The percentage decrease is a result of the increases in revenues.
Other Income/Expense. Other income/expense increased approximately $85,000, or 124.8%, to income of $152,000 for the three months ended June 30, 2006 from income of $68,000 for the three months ended June 30, 2005. The increase resulted from an increase in interest income from investments in marketable securities, attributable to both increased invested balances and higher rates of return.

(Benefit) Provision for Income Taxes. The income tax benefit of $8,000 during the three months ended June 30, 2006 resulted from deductible compensation resulting from stock option exercises. The Company recorded an income tax provision of $15,000 during the three months ended June 30, 2005, primarily associated with the federal alternative minimum tax.
Net Income. Net income was approximately $289,000 for the three months ended June 30, 2006 compared to $23,000 for the three months ended June 30, 2005. This improvement is a result of the factors mentioned above.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Revenues. Revenues increased approximately $3.3 million, or 26.1%, to $15.7 million for the six months ended June 30, 2006 from $12.5 million for the six months ended June 30, 2005. Revenues for 2006 consisted of $12.1 million for HCO and $3.6 million for PMD. In 2005, revenues consisted of $9.2 million for HCO and $3.3 million for PMD. The increase in HCO revenues resulted from growth in survey and research services associated with the DMR acquisition totaling $1.9 million, of which approximately $480,000 is the result of organic growth. Revenues from our Internet-based HLC subscriber base increased $1.0 million over the prior year. Courseware subscription revenues were comparable between periods. PMD revenues increased $380,000 over the prior year, primarily associated with increases in revenues from live event services. This increase was partially offset by a decline in project based content development services. On a pro forma basis, taking into consideration the effect of the DMR acquisition as if the acquisition occurred on January 1, 2005, pro forma revenues for the six months ended June 30, 2005 would have been $13.9 million.
Cost of Revenues. Cost of revenues increased approximately $1.2 million, or 27.6%, to $5.7 million for the six months ended June 30, 2006 from $4.5 million for the six months ended June 30, 2005. Cost of revenues as a percentage of revenues increased to 36.4% of revenues for the six months ended June 30, 2006 from 36.0% of revenues for the six months ended June 30, 2005. The increase in cost of revenues resulted from higher direct costs associated with live events during the second quarter of 2006 as well as incremental expenses associated with the increase in survey and research revenues.
Cost of revenues for HCO increased approximately $155,000 and approximated 20.9% and 25.7% of revenues for the six months ended June 30, 2006 and 2005, respectively. Cost of revenue increases for HCO resulted from the additional expenses associated with the increase in survey and research revenues. Cost of revenues for PMD increased by $1.0 million over the prior year and approximated 78.5% and 55.8% of revenues for the six months ended June 30, 2006 and 2005, respectively. The increase for PMD is primarily associated with a live event held during the second quarter of 2006, which resulted in a financial loss of approximately $200,000.
Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) was 63.6% and 64.0% for the six months ended June 30, 2006 and 2005, respectively. Gross margins for HCO were 79.1% and 74.3% for the six months ended June 30, 2006 and 2005, respectively. Gross margins for PMD were 21.5% and 44.2% for the six months ended June 30, 2006 and 2005, respectively. The significant decline for PMD resulted from the increase in cost of revenues discussed above.
Product development. Product development expenses increased approximately $347,000, or 25.1%, to $1.7 million for the six months ended June 30, 2006 from $1.4 million for the six months ended June 30, 2005. This increase is related to additional personnel expenses and stock-based compensation expense. Product development expenses as a percentage of revenues was 11.0% of revenues for both the six months ended June 30, 2006 and 2005.
Product development expenses for HCO increased approximately $424,000 compared to the prior year and approximated 12.3% and 11.5% of revenues for the six months ended June 30, 2006 and 2005, respectively. The increase for HCO resulted from additional personnel associated with new product development, product management, and the ongoing maintenance and operation of our Internet-based HLC platform. Product development expenses for PMD decreased modestly and approximated 4.6% and 6.1% of revenues for the six months ended June 30, 2006 and 2005, respectively.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $870,000, or 31.2%, to $3.7 million for the six months ended June 30, 2006 from $2.8 million for the six months ended June 30, 2005. Sales and marketing expenses approximated 23.3% and 22.4% of revenues for the six months ended June 30, 2006 and 2005, respectively. Sales and marketing expenses for HCO increased approximately $923,000 and approximated 24.1% and 21.6% of revenues for the six months ended June 30, 2006 and 2005, respectively. HCO increases resulted from additional personnel expenses and travel associated with our account management group, increased spending associated with the Summit, incremental expenses associated with DMR personnel, and other marketing expenses. Sales and marketing expenses for PMD decreased modestly and approximated 17.3% and 20.4% of revenues for the six months ended June 30, 2006 and 2005, respectively.
Depreciation and Amortization. Depreciation and amortization decreased approximately $67,000, or 4.9%, to $1.3 million for the six months ended June 30, 2006 from $1.4 million for the six months ended June 30, 2005. The decrease is associated with lower depreciation of property and equipment associated with assets reaching the end of their useful lives, and was partially offset by increased amortization of content and feature enhancements.

Other General and Administrative. Other general and administrative expenses increased approximately $206,000, or 8.5%, to $2.6 million for the six months ended June 30, 2006 from $2.4 million for the six months ended June 30, 2005. This increase is primarily associated with stock-based compensation expense. Other general and administrative expenses as a percentage of revenues decreased to 16.7% for the six months ended June 30, 2005 from 19.4% for the six months ended June 30, 2004. The percentage decrease is a result of the increases in revenues.
Other Income/Expense. Other income/expense increased approximately $121,000, or 72.7%, to $287,000 for the six months ended June 30, 2006 from $166,000 for the six months ended June 30, 2005. The increase resulted from an increase in interest income on investments in marketable securities, attributable to both increased invested balances and higher rates of return.
Net Income. Net income increased $780,000 to $947,000 for the six months ended June 30, 2006 from $167,000 for the six months ended June 30, 2005. This improvement is a result of the factors mentioned above. On a pro forma basis, as if the DMR acquisition occurred on January 1, 2005, pro forma net income would have been $641,000 for the six months ended June 30, 2005.
Liquidity and Capital Resources
Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.
Net cash provided by operating activities was approximately $1.4 million during the six months ended June 30, 2006 compared to $1.2 million during the six months ended June 30, 2005. The significant uses of cash during 2006 include personnel expenses and other direct expenses to support our business and delivery of our products and services, payment of royalties by us to content partners, payments associated with certain live event activities (which we anticipate will be reimbursed during the remainder of 2006), payment of year-end 2005 bonuses to employees, and cash expenditures associated with content and feature enhancements. During the second quarter of 2006, we experienced a loss on a specific live event due to expense overages associated with the event. Because of our contract structure, the expense overages were not reimbursable to us. These uses of cash were offset by cash receipts from customers. Days sales outstanding, or the number of days it takes to collect accounts receivable, improved to approximately 49 days for the six months ended June 30, 2006 from approximately 58 days for the six months ended June 30, 2005. The improvement in days sales outstanding is the result of strong cash receipts during the second quarter of 2006. The Company calculates days sales outstanding by dividing the accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the period. During the six months ended June 30, 2005, cash generated from operating activities resulted from cash receipts from customers and receipts of commercial support grants which exceeded cash used to fund our operating expenses.
Net cash used in investing activities was approximately $453,000 during the six months ended June 30, 2006 compared to $358,000 during the six months ended June 30, 2005. During 2006, our primary use of cash was for purchases of property and equipment. During 2005, the primary use of cash was for the acquisition of DMR, purchases of investments in marketable securities, and purchases of property and equipment, and was partially offset by the proceeds from sales of investments in marketable securities.
Cash provided by financing activities was approximately $562,000 for the six months ended June 30, 2006 compared to $609,000 during the six months ended June 30, 2005. Cash receipts from both years resulted from stock option exercises and purchases under our Employee Stock Purchase Plan. The decrease from the prior year period primarily related to increased payments associated with capital leases.
As of June 30, 2006, our primary source of liquidity was $13.4 million of cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable. On July 21, 2006, the Company entered into a revolving credit facility loan agreement with SunTrust Bank for an aggregate principal amount of $7.0 million. The loan matures on July 21, 2009, and bears interest at a variable rate based on the 30 Day LIBOR Rate plus 150 basis points. Unused balances are subject to a 10 basis point commitment fee. The revolving credit facility includes certain financial and other covenants, including a maximum leverage ratio and minimum net tangible worth requirement. As of June 30, 2006, we had no indebtedness other than capital lease obligations.
We believe that our existing cash and cash equivalents, restricted cash, investments in marketable securities, and related interest receivable will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. As part of our growth strategy, we are actively reviewing possible acquisitions that complement our products and services. We anticipate that any acquisitions would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity securities or utilize borrowings under our revolving credit facility to finance any acquisitions. The issuance of stock as consideration for an acquisition would have a dilutive effect and could adversely affect our stock price. There can be no assurance that sources of financing will be available to us on acceptable terms to consummate any acquisitions. Failure to generate sufficient cash flow from operations or raise additional capital when required during or following any potential acquisitions in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Commitments and Contingencies
We expect that capital expenditures and content purchases will range between $2.2 and $2.7 million for the remainder of 2006. We expect to fund these capital expenditures with existing cash and investments, from cash generated from operations, and if needed, from our revolving credit facility. We may also enter into capital lease agreements for some of these asset purchases.
Our strategic alliances have typically provided for payments to content and distribution partners and development partners based on revenues, and we expect to continue similar arrangements in the future. We have capital lease obligations and operating lease commitments for our operating facilities in Nashville, TN, Franklin, TN, and Denver, CO, and a closed facility in Dallas, TX.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any commodity price risk. As of June 30, 2006, we had no outstanding indebtedness other than approximately $381,000 of capital lease obligations, which include fixed interest rates. In the future, we will be exposed to interest rate risk associated with our revolving credit facility, which bears interest at a variable rate based on the 30 Day Libor Rate plus 150 basis points. We are also exposed to market risk with respect to the cash and cash equivalents and marketable securities in which we invest. At July 31, 2006, we had approximately $13.0 million of cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest that was invested in a combination of short term investments. Current investment rates of return approximate 5.0-5.25%. Assuming a 5.0% rate of return on $13.0 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $65,000.
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

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
On May 25, 2006, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons as Class III directors to serve until the Annual Meeting of Shareholders in 2009 and until such time as their respective successors are duly elected and qualified, with the number of votes cast for, or withheld as set forth opposite their names.

	Votes
		Withheld
Nominee	For	Authority/Abstained

Robert A. Frist, Jr.	18,645,824	25,354
Frank Gordon	18,648,449	22,729
Ronald Hinds	18,576,652	94,526
The shareholders of the Company elected the following person as a Class II director to serve until the Annual Meeting of Shareholders in 2008 and until such time as his successor is duly elected and qualified, with the number of votes cast for, or withheld as set forth opposite his name.

	Votes
		Withheld
Nominee	For	Authority/Abstained

Michael Shmerling	18,644,989	26,189
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
Susan A. Brownie
Chief Financial Officer August 11, 2006

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