Form 10-Q
period 2006-09-30
HEALTHSTREAM INC
filed 2006-11-13
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐                  Accelerated filer ☐                  Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2006, 21,927,687 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,060,229	$5,726,151
Investments in short term marketable securities	6,100,000	6,175,000
Restricted cash	111,520	238,538
Interest receivable	57,492	54,524
Accounts receivable, net of allowance for doubtful accounts of $101,058 at September 30, 2006 and $115,090 at December 31, 2005	4,401,126	4,691,402
Accounts receivable — unbilled	1,014,777	706,011
Prepaid development fees and content rights, net of amortization	1,256,651	684,351
Other prepaid expenses and other current assets	647,747	488,324

Total current assets	20,649,542	18,764,301
Property and equipment:
Equipment	8,015,477	7,446,451
Leasehold improvements	1,658,686	1,281,460
Furniture and fixtures	1,098,389	1,011,877

	10,772,552	9,739,788
Less accumulated depreciation and amortization	(8,608,978)	(7,636,306)

	2,163,574	2,103,482
Capitalized software feature enhancements, net of accumulated amortization of $484,775 at September 30, 2006 and $249,276 at December 31, 2005	1,717,702	584,180
Goodwill	10,317,393	10,317,393
Intangible assets, net of accumulated amortization of $7,629,078 at September 30, 2006 and $7,247,828 at December 31, 2005	2,883,064	3,264,314
Other assets	853,042	182,470

Total assets	$38,584,317	$35,216,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$885,648	$933,895
Accrued liabilities	1,969,938	1,487,568
Accrued compensation and related expenses	633,131	639,468
Registration liabilities	95,036	231,142
Commercial support liabilities	375,006	1,239,124
Deferred revenue	5,352,962	4,502,924
Current portion of capital lease obligations	179,326	166,022

Total current liabilities	9,491,047	9,200,143
Capital lease obligations, less current portion	151,695	215,856
Other long-term liabilities	525,000	—
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,927,687 and 21,574,904 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	94,994,881	93,799,932
Accumulated deficit	(66,578,306)	(67,999,791)

Total shareholders’ equity	28,416,575	25,800,141

Total liabilities and shareholders’ equity	$38,584,317	$35,216,140

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2006	2005
Revenues, net	$7,480,532	$6,830,640
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	2,378,223	2,392,075
Product development	891,188	719,930
Sales and marketing	1,647,892	1,340,084
Depreciation	374,946	373,697
Amortization of intangibles, content fees and software feature enhancements.	384,504	278,496
Other general and administrative expenses	1,509,354	1,244,556

Total operating costs and expenses	7,186,107	6,348,838
Income from operations	294,425	481,802
Other income (expense):
Interest and other income	175,414	81,914
Interest and other expense	(9,936)	(9,958)

Total other income	165,478	71,956

Income before income taxes	459,903	553,758
Income tax benefit	(14,436)	—

Net income	$474,339	$553,758

Net income per share:
Basic	$0.02	$0.03

Diluted	$0.02	$0.02

Weighted average shares of common stock outstanding:
Basic	21,618,616	21,212,310

Diluted	22,363,500	22,356,561

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Revenues, net	$23,226,872	$19,319,462
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	8,114,882	6,887,196
Product development	2,617,556	2,099,549
Sales and marketing	5,309,726	4,131,547
Depreciation	1,039,589	1,183,808
Amortization of intangibles, content fees and software feature enhancements	1,030,842	846,674
Other general and administrative expenses	4,142,906	3,672,579

Total operating costs and expenses	22,255,501	18,821,353
Income from operations	971,371	498,109
Other income (expense):
Interest and other income	480,102	259,854
Interest and other expense	(27,924)	(21,842)

Total other income	452,178	238,012
Income before income taxes	1,423,549	736,121
Income tax provision	2,064	15,000

Net income	$1,421,485	$721,121

Net income per share:
Basic	$0.07	$0.03

Diluted	$0.06	$0.03

Weighted average shares of common stock outstanding:
Basic	21,459,321	20,984,144

Diluted	22,323,903	21,962,594

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2006

	Common Stock
			Accumulated	Total Shareholders'
	Shares	Amount	Deficit	Equity
Balance at December 31, 2005	21,574,904	$93,799,932	$(67,999,791)	$25,800,141
Net income	—	—	1,421,485	1,421,485
Stock-based compensation	—	543,714	—	543,714
Issuance of common stock to Employee Stock Purchase Plan	68,102	162,083	—	162,083
Exercise of stock options	284,681	489,152	—	489,152

Balance at September 30, 2006	21,927,687	$94,994,881	$(67,578,306)	$28,416,575

See accompanying notes to the condensed consolidated financial statements .

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$1,421,485	$721,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,039,590	1,183,808
Amortization of intangibles, content fees, and software feature enhancements.	1,030,842	846,674
Stock-based compensation	543,714	—
Provision for doubtful accounts	—	15,000
Realized loss on disposal of property & equipment	621	6,096
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(18,490)	(367,020)
Restricted cash	127,018	15,799
Interest receivable	(2,968)	2,315
Prepaid development fees and content rights	(607,227)	(323,055)
Other prepaid expenses and other current assets	(159,423)	119,235
Other assets	(151,782)	34,759
Accounts payable	(48,247)	142,346
Accrued liabilities and compensation	201,866	(152,060)
Registration liabilities	(136,106)	(13,527)
Commercial support liabilities	(864,118)	536,638
Deferred revenue	745,038	170,904

Net cash provided by operating activities	3,121,813	2,939,033

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(9,351,360)
Proceeds from maturities and sales of investments in marketable securities	12,785,000	15,875,000
Purchase of investments in marketable securities	(12,703,816)	(5,750,000)
Purchase of capitalized software feature enhancements	(1,369,020)	(281,653)
Purchase of property and equipment	(1,012,210)	(656,894)

Net cash used in investing activities	(2,300,046)	(164,907)

FINANCING ACTIVITIES:
Exercise of stock options	489,152	646,349
Issuance of common stock to Employee Stock Purchase Plan	162,083	159,445
Payments on capital lease obligations	(138,924)	(59,014)

Net cash provided by financing activities	512,311	746,780
Net increase in cash and cash equivalents	1,334,078	3,520,906
Cash and cash equivalents at beginning of period	5,726,151	2,257,372

Cash and cash equivalents at end of period	$7,060,229	$5,778,278

SUPPLEMENTAL CASH FLOW INFORMATION:
Capital lease obligations incurred	$88,067	$326,817

Interest paid	$27,814	$15,631

Income taxes paid	$6,544	$15,000

Issuance of common stock in connection with acquisition of company	$—	$1,343,149

Effects of acquisition:
Estimated fair value of tangible assets acquired	$—	$718,357
Estimated fair value of liabilities assumed	—	(655,907)
Purchase price in excess of net tangible assets acquired	—	10,649,870
Less fair value of stock issued	—	(1,343,149)

Cash paid	—	9,369,171
Less cash acquired	—	(17,811)

Net cash paid for acquisition	$—	$9,351,360

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
As of September 30, 2006, we have classified capitalized software feature enhancements as a separate long term asset in our financial statements based on our increased investments in software feature enhancements during 2006. We have made a corresponding reclassification to the December 31, 2005 balance sheet to present separately capitalized software feature enhancements which were previously included within “Prepaid expenses and other current assets” and “Other assets.” We have also reclassified our purchases associated with capitalized software feature enhancements to present those purchases in the investing activities section within the statement of cash flows for the nine months ended September 30, 2005.
Other than as discussed above, the balance sheet at December 31, 2005 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission).
2. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements, and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.
3. STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payments.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. The Company adopted Statement 123(R) on January 1, 2006 and implemented it using the modified-prospective method for transition purposes, therefore prior period financial results have not been restated. The modified-prospective method requires compensation expense to be recorded for all unvested share-based payments outstanding prior to adoption and for all share-based payments issued subsequent to adoption using a fair value approach. We use the Black Scholes option pricing model for calculating the fair value of awards issued under our stock-based compensation plans.
Total stock-based compensation expense recorded, as a result of adopting Statement 123(R), for the three and nine months ended September 30, 2006, which is recorded in our statements of operations, is as follows:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Cost of revenues (excluding depreciation and amortization)	$12,587	$42,346
Product development	32,767	104,431
Sales and marketing	30,178	95,538
Other general and administrative	90,549	301,399

Total stock-based compensation expense	$166,081	$543,714

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. STOCK-BASED COMPENSATION (continued)
Prior to adopting Statement 123(R), we accounted for our stock-based compensation plans under the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations. The following pro forma table reflects our net income and net income per share had the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” been followed during the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$553,758	$721,121
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(111,339)	(475,897)

Pro forma net income	$442,419	$245,224

Basic net income per share — as reported	$0.03	$0.03

Basic net income per share — pro forma	$0.02	$0.01

Diluted net income per share — as reported	$0.02	$0.03

Diluted net income per share — pro forma	$0.02	$0.01

Stock Option Plans
Our 2000 Stock Incentive Plan (2000 Plan) and 1994 Employee Stock Option Plan (1994 Plan) (the 2000 Plan and the 1994 Plan are collectively referred to as “the Plan”) authorize the grant of options or other forms of stock-based compensation to employees, officers, directors and others, and such grants must be approved by the Compensation Committee of the Board of Directors. The terms of both plans are substantially similar. Options granted under the Plan have terms of no more than ten years, with certain restrictions. The Plan allows the Compensation Committee of the Board of Directors to determine the vesting period of each grant. The vesting period of the options granted ranges from immediate vesting (generally associated with professional consulting boards and directors’ options) to annual vesting over four years, beginning one year after the grant date (generally for employee and officer options). As of September 30, 2006, 2,126,123 shares of unissued common stock remained reserved for future grants under the Plan. The Company issues new shares of common stock when options are exercised.
The fair value of stock-based awards granted during the nine months ended September 30, 2006 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

Risk-free interest rate.	4.55 -- 5.07%
Expected dividend yield	0.0%
Expected life (in years)	5 to 8
Expected forfeiture rate	0-15%
Volatility	75%
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
Volatility is the measure of the amount by which the price is expected to fluctuate. We estimate volatility based on the actual historical volatility of our common stock, and we believe future volatility will be similar to our past experience.
We amortize the fair value of all stock-based awards on a straight-line basis over the requisite service period, which generally is the vesting period.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. STOCK-BASED COMPENSATION (continued)
A summary of stock option activity and various other information relative to stock options for the nine months ended September 30, 2006 is presented in the table below.

		Weighted-	Weighted Average	Aggregate
	Common	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at December 31, 2005	2,794,415	$3.41
Granted	516,420	2.99
Exercised	(284,681)	1.72
Expired	(69,725)	4.81
Forfeited	(148,750)	2.37

Outstanding at September 30, 2006	2,807,679	$3.52	4.4 years	$2,230,148

Exercisable at September 30, 2006	1,878,429	$3.86	3.2 years	$1,638,743

The aggregate intrinsic value in the table above represents the total difference between the Company’s closing stock price on September 29, 2006 (the last trading day of the quarter) of $3.47 and the option exercise price, multiplied by the number of in-the-money options as of September 30, 2006. As of September 30, 2006, total unrecognized compensation expense related to non-vested stock options was $1,256,542, net of estimated forfeitures, with a weighted average expense recognition period of 2.9 years.
Other information relative to option activity during the three and nine month periods ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Weighted average grant date fair value of stock options granted	$1.90	$2.24	$1.97	$2.01

Total fair value of stock options vested	$36,005	$6,175	$569,151	$335,107

Total intrinsic value of stock options exercised	$—	$166,276	$661,127	$408,574

Cash proceeds from exercise of stock options	$—	$167,834	$489,152	$646,349

Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (Purchase Plan) incorporates the provisions of Section 423 of the Internal Revenue Code. Under the Purchase Plan, 1,000,000 shares of common stock have been reserved for purchase by employees. The Purchase Plan provides for annual offer periods of twelve months to eligible employees. Under the Purchase Plan, eligible employees can purchase through payroll deductions, the lower of up to 15% of their eligible base compensation or 2,500 shares of common stock, at a price equivalent to 85% of the lower of the beginning or end of year common stock price. As of September 30, 2006, there were 623,774 shares available for issuance under the Purchase Plan. In accordance with the provisions of Statement 123(R), the Company recognized $11,508 and $52,808 of stock-based compensation expense for the Purchase Plan during the three and nine months ended September 30, 2006, respectively.
4. BUSINESS COMBINATION
On March 28, 2005, the Company acquired all of the stock of Data Management & Research, Inc. (DMR) for approximately $10.7 million, consisting of $9.1 million in cash and 479,234 shares of our common stock, of which 319,489 shares were released from escrow on September 28, 2006. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $0.4 million. Goodwill recorded in connection with the acquisition will generate deductible amortization for federal income tax purposes. DMR provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, and employees. The results of operations for DMR have been included in the Company’s statement of operations effective March 29, 2005. The purchase price allocation on the statement of cash flows for the nine months ended September 30, 2005 was preliminary and was finalized during the fourth quarter of 2005. The final purchase price allocation is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, and reflects total cash paid for the acquisition of DMR of $9,524,076.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. BUSINESS COMBINATION (continued)
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

Nine months ended
September 30, 2005
Revenue	$20,729,665

Net income	$1,194,482

Net income per share:
Basic	$0.06

Diluted	$0.05

5. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 2.1 million and 1.9 million for the three and nine months ended September 30, 2006, respectively, and approximately 1.1 million and 1.3 million for the three and nine months ended September 30, 2005, respectively.
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Numerator:
Net income	$474,339	$553,758	$1,421,485	$721,121

Denominator:
Weighted average shares outstanding:
Basic	21,618,616	21,212,310	21,459,321	20,984,144
Employee stock options and other	744,884	1,144,251	864,582	978,450

Diluted	22,363,500	22,356,561	22,323,903	21,962,594

Net income per share:
Basic	$0.02	$0.03	$0.07	$0.03

Diluted	$0.02	$0.02	$0.06	$0.03

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

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. BUSINESS SEGMENTS (continued)
The following is our business segment information as of and for the three and nine months ended September 30, 2006 and 2005. We measure segment performance based on operating income (loss) before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and depreciation. The unallocated component below includes corporate functions, such as accounting, human resources, legal, marketing, administrative, and executive personnel, as well as depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance.

	Three months ended
	September 30, 2006	September 30, 2005
Revenues
HCO	$6,446,955	$5,553,391
PMD	1,033,577	1,277,249

Total net revenue	$7,480,532	$6,830,640

Income (loss) from operations
HCO	$2,594,030	$2,286,189
PMD	(209,075)	7,222
Unallocated	(2,090,530)	(1,811,609)

Total income from operations	$294,425	$481,802

	Nine months ended
	September 30, 2006	September 30, 2005
Revenues
HCO	$18,563,982	$14,793,345
PMD	4,662,890	4,526,117

Total net revenue	$23,226,872	$19,319,462

Income (loss) from operations
HCO	$7,077,802	$5,636,286
PMD	(288,653)	325,930
Unallocated	(5,817,778)	(5,464,107)

Total income from operations	$971,371	$498,109

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
On March 28, 2005, we acquired DMR. The amount of goodwill related to the acquisition of DMR at September 30, 2005 represented a preliminary estimate, and was subsequently adjusted based on the final purchase price allocation, which was completed during the fourth quarter of 2005. There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2006.

	HCO	PMD	Total
Balance at January 1, 2006	$8,993,666	$1,323,727	$10,317,393
Changes in carrying value of goodwill	—	—	—

Balance at September 30, 2006	$8,993,666	$1,323,727	$10,317,393

	HCO	PMD	Total
Balance at January 1, 2005	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	6,999,869	—	6,999,869

Balance at September 30, 2005	$8,982,830	$1,323,727	$10,306,557

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. INTANGIBLE ASSETS
All identifiable intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. Intangible assets with finite lives are being amortized over their estimated useful lives, ranging from one to eight years. Amortization of intangible assets was $127,083 and $381,249 for the three and nine months ended September 30, 2006, respectively, and $127,083 and $439,024 for the three and nine months ended September 30, 2005, respectively.
Identifiable intangible assets are comprised of the following:

	As of September 30, 2006			As of December 31, 2005
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Customer related	$6,340,000	$(3,580,993)	$2,759,007	$6,340,000	$(3,262,243)	$3,077,757
Content	3,500,000	(3,500,000)	—	3,500,000	(3,500,000)	—
Other	672,142	(548,085)	124,057	672,142	(485,585)	186,557

Total	$10,512,142	$(7,629,078)	$2,883,064	$10,512,142	$(7,247,828)	$3,264,314

Estimated amortization expense for the periods and years ending December 31, is as follows:

October 1, 2006 through December 31, 2006	$127,083
2007	508,333
2008	444,891
2009	425,000
2010 and thereafter	1,377,757

Total	$2,883,064

9. CONTENT RIGHTS AND DEFERRED SERVICE CREDITS
During the second quarter of 2006, we completed updates and maintenance required to publish certain courseware owned by one of our customers and were provided the right to distribute and resell such courseware to our Internet-based customers. In exchange for receipt of an exclusive license to distribute and resell this courseware, we provided the customer with service credits that can be used to make future purchases of our products and services. We accounted for this transaction in accordance with Accounting Principles Board Opinion No. 29 “Accounting for Nonmonetary Transactions.” The value assigned to the content rights and the deferred service credits was $904,167, which represents the estimated fair value of the assets relinquished. The content rights are classified within prepaid development fees and other assets, and the service credits are classified within accrued liabilities and other long-term liabilities on our condensed consolidated balance sheet as of September 30, 2006.
The service credits will be issued annually through December 31, 2008, and expire twenty-four months after issuance. Any unused credits will be forfeited. As of September 30, 2006, we were obligated to issue remaining credits of $799,167 through December 31, 2008. Additional service credits may be provided in the future if the customer provides additional courseware rights to us. The content rights are being amortized on a straight-line basis through December 31, 2008. Revenues for services provided in exchange for service credits will be recognized in accordance with our revenue recognition policies.
10. INCOME TAXES
Taxable income for the year is expected to be reduced by available net operating loss carryforwards to the extent allowed by current tax regulations. We expect to achieve taxable income for the full year of 2006, and have recorded a tax provision of $2,064 associated with the alternative minimum tax based on taxable income for the nine months ended September 30, 2006. The $14,436 tax benefit recorded during the three months ended September 30, 2006 resulted from a tax credit for federal income tax overpayments.
11. SUBSEQUENT EVENT
HCA Information Technology & Services, Inc., a subsidiary of HCA, Inc., entered into a new four-year agreement with us for our enterprise-wide learning services, which became effective October 1, 2006. The agreement includes an optional one-year renewal following the expiration of the initial four-year term.

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
Overview
HealthStream was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. The Company focuses on being a facilitator of training and information tools for entities in the healthcare industry. Revenues from the healthcare organizations business unit (HCO) are derived from the following categories: provision of services through our Internet-based HealthStream Learning Center™, courseware subscriptions, survey and research services, a variety of complementary online products, and maintenance and support of installed learning management products. Revenues from the pharmaceutical and medical device company business unit (PMD) are derived from live event development, online training and content development, and other educational and training services.

Key financial indicators for the third quarter of 2006 include:
•	Revenues of approximately $7.5 million in the third quarter of 2006, up 9.5%, or $650,000, over the third quarter of 2005
•	Net income of approximately $474,000 in the third quarter of 2006 (includes $166,000 of stock-based compensation expense), compared to $554,000 in the third quarter of 2005
•	Earnings per share of $0.02 (basic and diluted) in the third quarter of 2006, compared to $0.03 (basic) and $0.02 (diluted) in the third quarter of 2005
•	1,334,000 fully implemented subscribers on our Internet-based HLC at September 30, 2006, up from 1,130,000 at September 30, 2005
•	New four-year agreement with HCA signed on September 29, 2006, which became effective October 1, 2006
Continuing our business relationship with HCA for our enterprise-wide learning services is a significant achievement for us. For the nine months ended September 30, 2006, revenues from learning and survey products provided to HCA represented approximately 12 percent of our revenues, compared to approximately 14 percent of revenues for the year ended December 31, 2005. Due to pricing changes under the new agreement, we expect our fourth quarter renewal rate based on annual contract value to decline and to range between 70 and 80 percent. We do not anticipate any changes in number of subscribers for HCA.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (US GAAP). These accounting principles require us to make certain estimates, judgments and assumptions during the preparation of our financial statements. We believe the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.
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
Stock-based Compensation
As described further in the Notes to Condensed Consolidated Financial Statements, we began recognizing compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options on January 1, 2006. Measurement of such compensation expense requires significant estimation and assumptions, however we believe that the Black Scholes option pricing model we use for calculating the fair value of our stock-based compensation plans provides measurement in a framework that is widely adopted.
During the three and nine months ended September 30, 2006, we recorded $166,081 and $543,714, respectively, of stock-based compensation expense resulting from the adoption of Statement 123(R). We typically grant stock options to our management group on an annual basis, or when new members of the management group begin their employment. We grant stock options to members of our board of directors in conjunction with our annual shareholders meeting, or as new members are added on a pro rata basis based on the time elapsed since our annual shareholders’ meeting. We expect to continue this practice for the foreseeable future, however we may adjust the size of the annual grant. As of September 30, 2006, total future compensation cost related to non-vested awards not yet recognized was $1,256,542, net of estimated forfeitures, with a weighted average expense recognition period of 2.9 years. We estimate that stock-based compensation expense will range between $600,000 and $700,000 for 2006. Actual results could differ from this estimate depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from our estimates.
Nonmonetary Exchange of Content Rights and Deferred Service Credits
As described further in the Notes to Condensed Consolidated Financial Statements, we recorded content rights and deferred service credits in connection with a nonmonetary exchange with one of our customers. In order to account for this transaction, we had to estimate the fair value of the related assets and service credits, assess whether the value assigned to the content was recoverable, and amortize the related assets over their estimated useful lives. Our future operating results will be impacted by the amortization of the content rights, and by the customer’s utilization of the service credits. We will also need to review these assets periodically to determine whether they are recoverable during the remaining useful life. Revenues for services provided in exchange for service credits will be recognized in accordance with our revenue recognition policies.
Revenues and Expense Components
The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.
Revenues. Revenues for our HCO business unit currently consist of the provision of services through our Internet-based HealthStream Learning Center™ (HLC), authoring tools, survey and research services, a variety of courseware subscriptions (add-on courseware), maintenance and support services for our installed learning management products, maintenance of content and competency tools. Revenues for our PMD business unit consist of live event development, online training and content development, online sales training courses, live educational activities for nurses and technicians conducted within healthcare organizations, continuing education activities at association meetings, and HospitalDirect®.
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
Product Development. Product development expenses consist primarily of salaries and employee benefits, stock-based compensation, content acquisition costs before technological feasibility is achieved, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training delivery and administration platforms. In addition, product development expenses are associated with the development of software feature enhancements and new products. Personnel costs within product development include our systems team, product managers, and other personnel associated with content and product development.
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
Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have finite lives, amortization of content or license fees, and amortization of capitalized software feature enhancements.
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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Revenues. Revenues increased approximately $650,000, or 9.5%, to $7.5 million for the three months ended September 30, 2006 from $6.8 million for the three months ended September 30, 2005. Revenues for 2006 consisted of approximately $6.5 million for HCO and $1.0 million for PMD. In 2005, revenues consisted of $5.5 million for HCO and $1.3 million for PMD. The increase in HCO revenues included $636,000 of growth from our Internet-based HLC subscriber base and $341,000 of growth in survey and research revenues from the acquisition of Data Management & Research, Inc. (DMR) in March 2005. Our subscriber base increased by 18%, to approximately 1,334,000 fully implemented subscribers at September 30, 2006 from approximately 1,130,000 fully implemented subscribers at September 30, 2005. Revenues from our Internet-based subscription products represented approximately 64% of total revenues for the three months ended September 30, 2006 compared to 60% of total revenues for the three months ended September 30, 2005. PMD revenues decreased approximately $244,000 compared to the prior year quarter, primarily associated with our live event business, while revenues from other project-based services and online training content increased moderately compared to the prior year quarter. The decrease in live event revenues is due to fewer large scale events when compared to the prior year quarter.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased slightly and approximated $2.4 million for both the three months ended September 30, 2006 and September 30, 2005. Cost of revenues as a percentage of revenues decreased to 31.8% of revenues for the three months ended September 30, 2006 from 35.0% of revenues for the three months ended September 30, 2005. This improvement resulted from a change in revenue mix, to a higher percentage of our revenues being derived from our HCO business, which has a lower cost of revenues as a percentage of revenues compared to our PMD business.
Cost of revenues for HCO decreased approximately $82,000 and approximated 21.4% and 26.3% of revenues for the three months ended September 30, 2006 and 2005, respectively. The decline in cost of revenues for HCO resulted from lower personnel expenses and lower royalties paid by us due to changes in the mix of courseware subscription revenues. The reduction in HCO cost of revenues as a percentage of revenues is the result of increased revenues from our higher margin Internet-based HLC and our survey and research products. Cost of revenues for PMD increased approximately $52,000 over the prior year quarter and approximated 80.3% and 60.9% of revenues for the three months ended September 30, 2006 and 2005, respectively. The increase in cost of revenues for PMD resulted from increased product support costs and increased royalties paid by us, which were partially offset by a decrease in personnel expenses and related travel. The increase in PMD cost of revenues as a percentage of revenues is primarily associated with the reduction in live event revenues and lower margins on certain online development projects.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to 68.2% for the three months ended September 30, 2006 from 65.0% for the three months ended September 30, 2005. This improvement is a result of the changes in revenue mix and increases in HCO revenues, but was somewhat reduced by the unfavorable margins from the PMD business. Gross margins for HCO were 78.6% and 73.7% for the three months ended September 30, 2006 and 2005, respectively. The improvement for HCO resulted from the increase in revenues associated with higher margin products as discussed above. Gross margins for PMD were 19.7% and 39.1% for the three months ended September 30, 2006 and 2005, respectively. The decrease for PMD resulted from the decrease in live event revenues and increase in cost of revenues on certain online development projects as discussed above.
Product development. Product development expenses increased approximately $171,000, or 23.8%, to $891,000 for the three months ended September 30, 2006 from $720,000 for the three months ended September 30, 2005. This increase primarily resulted from additional personnel to support new product development and the ongoing maintenance and operation of our Internet-based platform. New product development efforts primarily consist of additional features and new courseware integration associated with our Internet-based platform. We are currently redesigning our Internet-based HLC platform, and expect to release our next generation version in the fourth quarter of 2006. Stock-based compensation expense included in product development was approximately $33,000 during the three months ended September 30, 2006 compared to none for the three months ended September 30, 2005. Product development expenses as a percentage of revenues increased to 11.9% of revenues for the three months ended September 30, 2006 from 10.5% for the three months ended September 30, 2005.
Product development expenses for HCO increased approximately $193,000 compared to the prior year quarter and approximated 11.8% and 10.2% of HCO revenues for the three months ended September 30, 2006 and 2005, respectively. The increase for HCO is associated with additional personnel to support new platform feature development integration associated with the next generation version of our platform and the ongoing maintenance and operation of our current platform. Product development expenses for PMD decreased slightly compared to the prior year quarter, and approximated 9.3% and 6.8% of PMD revenues for the three months ended September 30, 2006 and 2005, respectively.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $308,000, or 23.0%, to $1.6 million for the three months ended September 30, 2006 from $1.3 million for the three months ended September 30, 2005. This increase occurred primarily within our HCO business unit and resulted from increases in sales and account management personnel and related travel, as well as increased marketing expenses. We have increased our account management team over the past year to address the needs of our larger customers. Stock-based compensation expense included in sales and marketing was approximately $30,000 during the three months ended September 30, 2006 compared to none for the three months ended September 30, 2005. Sales and marketing expenses approximated 22.0% and 19.6% of revenues for the three months ended September 30, 2006 and 2005, respectively.
Sales and marketing expenses for HCO increased $393,000 and approximated 20.4% and 16.6% of revenues for the three months ended September 30, 2006 and 2005, respectively. The increase for HCO is due to additional sales and account management personnel and increased marketing expenses discussed above. Sales and marketing expenses for PMD decreased approximately $89,000, and approximated 27.5% and 29.2% of revenues for the three months ended September 30, 2006 and 2005, respectively. The decrease is due to lower commissions and the elimination of a sales management position and related expenses.
Depreciation and Amortization. Depreciation and amortization increased approximately $107,000, or 16.4%, to $759,000 for the three months ended September 30, 2006 from $652,000 for the three months ended September 30, 2005. The increase resulted from amortization of content fees.
Other General and Administrative. Other general and administrative expenses increased approximately $265,000, or 21.3%, to $1.5 million for the three months ended September 30, 2006 from $1.2 million for the three months ended September 30, 2005. This increase primarily resulted from stock-based compensation expense, increased personnel expenses and employee recruiting costs, and other corporate support expenses. Other general and administrative expenses as a percentage of revenues increased to 20.2% for the three months ended September 30, 2006 from 18.2% for the three months ended September 30, 2005, due to these expense increases.
Other Income/Expense. Other income/expense increased approximately $94,000, or 130.0%, to income of $165,000 for the three months ended September 30, 2006 from income of $72,000 for the three months ended September 30, 2005. The increase resulted from an increase in interest income from investments in marketable securities, attributable to both increased invested balances and higher rates of return.
(Benefit) Provision for Income Taxes. The income tax benefit of $14,000 during the three months ended September 30, 2006 is comprised of a refund due to us, which resulted from the difference in our prior year income tax provision and actual taxes paid.
Net Income. Net income was approximately $474,000 for the three months ended September 30, 2006 compared to $554,000 for the three months ended September 30, 2005. This decline is a result of the factors mentioned above, noting that $166,000 of stock-based compensation was expensed during the three months ended September 30, 2006 with no comparable expense in the same period during 2005.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Revenues. Revenues increased approximately $3.9 million, or 20.2%, to $23.2 million for the nine months ended September 30, 2006 from $19.3 million for the nine months ended September 30, 2005. Revenues for 2006 consisted of $18.6 million for HCO and $4.6 million for PMD. In 2005, revenues consisted of $14.8 million for HCO and $4.5 million for PMD. The increase in HCO revenues resulted from growth in survey and research services associated with the DMR acquisition in March 2005 totaling $2.2 million, of which approximately $793,000 is the result of organic growth. Revenues from our Internet-based HLC subscriber base increased $1.7 million over the prior year resulting from the overall increase in our subscriber base. Revenues from our content maintenance services increased approximately $122,000. These HCO revenue increases were partially offset by declines in revenues from maintenance and support fees associated with our installed learning management product of $181,000. PMD revenue increases over the prior year were primarily associated with growth from our clinical education programs and sales of online training content. These increases were partially offset by a decline in project based content development services. On a pro forma basis, taking into consideration the effect of the DMR acquisition as if the acquisition occurred on January 1, 2005, pro forma revenues for the nine months ended September 30, 2005 would have been $20.7 million.
Cost of Revenues. Cost of revenues increased approximately $1.2 million, or 17.8%, to $8.1 million for the nine months ended September 30, 2006 from $6.9 million for the nine months ended September 30, 2005. Cost of revenues as a percentage of revenues decreased to 34.9% of revenues for the nine months ended September 30, 2006 from 35.6% of revenues for the nine months ended September 30, 2005. The increase in cost of revenues resulted from higher direct costs associated with the PMD business, as well as incremental expenses associated with the increase in survey and research revenues.
Cost of revenues for HCO increased approximately $73,000 and approximated 21.1% and 26.0% of revenues for the nine months ended September 30, 2006 and 2005, respectively. Cost of revenue increases for HCO resulted from the additional expenses associated with the increase in survey and research revenues, and was partially offset by lower personnel expenses due to fewer personnel needed to support our competency tools and content maintenance. Cost of revenues for PMD increased by $1.1 million over the prior year and approximated 78.9% and 57.2% of revenues for the nine months ended September 30, 2006 and 2005, respectively. The increase for PMD is primarily associated with a significant live event held during the second quarter of 2006, which resulted in a financial loss of approximately $200,000, as well as an increase in royalties paid by us associated with an increase in online training content revenues.

Gross Margin. Gross margin (which we define as revenues less cost of revenues divided by revenues) was 65.1% and 64.4% for the nine months ended September 30, 2006 and 2005, respectively. Gross margins for HCO were 78.9% and 74.0% for the nine months ended September 30, 2006 and 2005, respectively. Gross margins for PMD were 21.1% and 42.8% for the nine months ended September 30, 2006 and 2005, respectively. The significant decline for PMD resulted from the increase in cost of revenues discussed above.
Product development. Product development expenses increased approximately $518,000, or 24.7%, to $2.6 million for the nine months ended September 30, 2006 from $2.1 million for the nine months ended September 30, 2005. This increase is related to additional personnel expenses and stock-based compensation expense. Product development expenses as a percentage of revenues were 11.3% and 10.9% of revenues for the nine months ended September 30, 2006 and 2005, respectively.
Product development expenses for HCO increased approximately $617,000 compared to the prior year and approximated 12.1% and 11.0% of revenues for the nine months ended September 30, 2006 and 2005, respectively. The increase for HCO resulted from additional personnel to support new product development and software feature development and integration associated with the next generation version of our platform, product management, and the ongoing maintenance and operation of our current platform. Product development expenses for PMD decreased modestly and approximated 5.6% and 6.3% of revenues for the nine months ended September 30, 2006 and 2005, respectively. The unallocated corporate portion of product development decreased as more resources were allocated to the HCO business.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $1.2 million, or 28.5%, to $5.3 million for the nine months ended September 30, 2006 from $4.1 million for the nine months ended September 30, 2005. Sales and marketing expenses approximated 22.9% and 21.4% of revenues for the nine months ended September 30, 2006 and 2005, respectively. Sales and marketing expenses for HCO increased approximately $1.3 million and approximated 22.8% and 19.8% of HCO revenues for the nine months ended September 30, 2006 and 2005, respectively. HCO increases resulted from additional personnel expenses and travel associated with our account management group, increased spending associated with The Summit, incremental expenses associated with DMR personnel, and increases in marketing expenses. Sales and marketing expenses for PMD decreased $122,000 and approximated 19.6% and 22.9% of revenues for the nine months ended September 30, 2006 and 2005, respectively. This decrease is associated with the elimination of a sales management position and lower commissions, but was partially offset by the addition of account management personnel to support our PMD customer base.
Depreciation and Amortization. Depreciation and amortization increased approximately $40,000, or 2.0%, to $2.1 million for the nine months ended September 30, 2006 from $2.0 million for the nine months ended September 30, 2005. Amortization increases were associated with content fees and capitalized software feature enhancements. Amortization of capitalized software enhancements will continue to increase when our next generation platform is launched later in 2006. Depreciation declines resulted from certain property and equipment reaching the end of their estimated useful lives and fewer capital expenditures needed to replace equipment, which somewhat offset the increase in amortization.
Other General and Administrative. Other general and administrative expenses increased approximately $470,000, or 12.8%, to $4.1 million for the nine months ended September 30, 2006 from $3.7 million for the nine months ended September 30, 2005. This increase is primarily associated with stock-based compensation expense, employee recruiting costs, and other corporate support expenses. Other general and administrative expenses as a percentage of revenues decreased to 17.8% for the nine months ended September 30, 2006 from 19.0% for the nine months ended September 30, 2005. The percentage decrease is a result of the increases in revenues.
Other Income/Expense. Other income/expense increased approximately $214,000, or 90.0%, to $452,000 for the nine months ended September 30, 2006 from $238,000 for the nine months ended September 30, 2005. The increase resulted from an increase in interest income on investments in marketable securities, attributable to both increased invested balances and higher rates of return.
Net Income. Net income increased $700,000 to $1.4 million for the nine months ended September 30, 2006 from $721,000 for the nine months ended September 30, 2005. This improvement is a result of the factors mentioned above, noting that $544,000 of stock-based compensation was expensed during the nine months ended September 30, 2006 with no comparable expense in the same period during 2005. On a pro forma basis, as if the DMR acquisition occurred on January 1, 2005, pro forma net income would have been $1.2 million for the nine months ended September 30, 2005.
Liquidity and Capital Resources
Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.
Net cash provided by operating activities was approximately $3.1 million during the nine months ended September 30, 2006 compared to $2.9 million during the nine months ended September 30, 2005. The significant uses of cash during 2006 include personnel expenses and direct expenses to support our business and delivery of our products and services, payment of royalties by us to content partners, payments associated with commercial support grants, payment of year-end 2005 bonuses to employees, purchases of content, and payments associated with other routine operating expenses. These uses of cash were offset by cash receipts from customers and interest income. Days sales outstanding, or the number of days it takes to collect accounts receivable, improved to approximately 52 days for the nine months ended September 30, 2006 from approximately 60 days for the nine months ended September 30, 2005. The improvement in days sales outstanding is the result of improved collection cycles from our HCO customers. The Company calculates days sales outstanding by dividing the accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the period. During the nine months ended September 30, 2005, cash generated from operating activities resulted from cash receipts from customers and receipts of commercial support grants which exceeded cash used to fund our operating expenses and content purchases.
Net cash used in investing activities was approximately $2.3 million during the nine months ended September 30, 2006 compared to $165,000 during the nine months ended September 30, 2005. During 2006, our primary use of cash was for purchases of capitalized software feature enhancements and property and equipment. During 2005, our primary use of cash was for the acquisition of DMR and purchases of capitalized software feature enhancements and property and equipment, and was partially offset by the proceeds from sales of investments in marketable securities.
Cash provided by financing activities was approximately $512,000 for the nine months ended September 30, 2006 compared to $747,000 during the nine months ended September 30, 2005. The decrease from the prior year period primarily related to lower receipts from stock option exercises and increased capital lease payments. Cash receipts from both years resulted from both stock option exercises and purchases under our Employee Stock Purchase Plan.
As of September 30, 2006, our primary source of liquidity was $13.3 million of cash and cash equivalents, restricted cash, investments in marketable securities, and interest receivable. The Company has a $7.0 million revolving credit facility loan agreement. As of September 30, 2006, we had not borrowed against the line of credit and had no indebtedness other than capital lease obligations.
We believe that our existing cash and cash equivalents, restricted cash, investments in marketable securities and related interest receivable, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. As part of our growth strategy, we are actively reviewing possible acquisitions that complement our products and services. We anticipate that any acquisitions would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity securities and/or borrowings under our revolving credit facility to finance any acquisitions. The issuance of stock as consideration for an acquisition would have a dilutive effect and could adversely affect our stock price. There can be no assurance that sources of financing will be available to us on acceptable terms to consummate any acquisitions. Failure to generate sufficient cash flow from operations or raise additional capital when required during or following any potential acquisitions in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.
Commitments and Contingencies
We expect that capital expenditures and content purchases will range between $0.6 and $1.2 million for the remainder of 2006. We expect to fund these capital expenditures with existing cash and investments, from cash generated from operations, and if needed, from our revolving credit facility. We may also enter into capital lease agreements for some of these asset purchases.
Our strategic alliances have typically provided for payments to content and distribution partners and development partners based on revenues, and we expect to continue similar arrangements in the future. We have capital lease obligations and operating lease commitments for our operating facilities in Nashville, TN, Franklin, TN, and Denver, CO, and a closed facility in Dallas, TX.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any commodity price risk. As of September 30, 2006, we had no outstanding indebtedness other than approximately $331,000 of capital lease obligations, which include fixed interest rates. In the future, we may be exposed to interest rate risk associated with borrowing under our revolving credit facility, which bears interest at a variable rate based on the 30 Day LIBOR Rate plus 150 basis points. We are also exposed to market risk with respect to the cash and cash equivalents and marketable securities in which we invest. At September 30, 2006, we had approximately $13.3 million of cash and cash equivalents, restricted cash, investments in marketable securities, and accrued interest that was invested in a combination of short term investments. Current investment rates of return approximate 5.0-5.25%. Assuming a 5.0% rate of return on $13.3 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $66,500.
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
Item 4. Controls and Procedures
Evaluation of Controls and Procedures
HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in HealthStream’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Any failure to successfully release and deploy the new version of our Internet-based HLC platform could harm our business.
A new version of our Internet-based HLC platform will be released during the fourth quarter of 2006. It is common within the software industry for new releases of software or feature enhancements to contain defects or errors that are discovered during the period immediately following the release. Although we rigorously test and apply quality assurance processes to our products prior to their release, we cannot assure that all defects or errors have been identified. If serious defects or errors are detected after the release of our next generation platform, we may experience incremental costs to correct such errors and experience delays in transitioning our customer base to the new platform version. This could also result in the potential loss of customers, lower revenues, and increased expenses, which could harm our business.
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

HEALTHSTREAM, INC.
	By:	/s/ Susan A. Brownie
Susan A. Brownie
November 13, 2006		Chief Financial Officer

HEALTHSTREAM, INC.
EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002