Form 10-K
period 2006-12-31
HEALTHSTREAM INC
filed 2007-03-30
CIK 1095565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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
(615) 301-3100
(Registrant’s telephone number, including area code)
Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class	Name of each Exchange on which registered

Common Stock, No Par Value	NASDAQ Global Stock Market
Securities Registered Pursuant To Section 12(g) Of The Act: None
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the NASDAQ National Market on June 30, 2006 was $60,129,214. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of March 26, 2007, there were 22,182,056 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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
Item 1. Business
OVERVIEW AND HISTORY
HealthStream, Inc. (“HealthStream” or the “Company”) provides Internet-based learning and research solutions to meet the training, information, and education needs of the healthcare industry. Our learning products are used by healthcare organizations to meet a broad range of their training and assessment needs, while our research products provide our customers information about patients’ experiences, workforce challenges, physician relations, and community perceptions of their services. HealthStream’s customers are healthcare organizations (HCO) and pharmaceutical and medical device companies (PMD) and include over 1,400 healthcare organizations (predominately acute-care facilities) throughout the United States and some of the top medical device and pharmaceutical companies.
The Company’s flagship learning product is the “HealthStream Learning Center®” (HLC), our proprietary, Internet-based learning platform, which at December 31, 2006 had approximately 1,452,000 contracted hospital-based subscribers. We deliver educational and training courseware to our customers through the HLC platform. Our research products were added as a result of our acquisition of Data Management & Research, Inc. (DMR) in March 2005, which expanded our service offering to include quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, employees, and members of the community.
Services provided to and on behalf of pharmaceutical and medical device companies are focused on the development and delivery of education initiatives to reach hospital-based healthcare professionals, including physicians, and industry sales representatives. Our products and services include live and online education and training activities as well as Internet-based medical device training within hospitals through our HospitalDirect® platform. Pharmaceutical and medical device companies provide commercial support for some of our continuing education activities.
Headquartered in Nashville, Tennessee, the Company was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. Including satellite offices in Denver, Colorado and Franklin, Tennessee, HealthStream had approximately 160 employees as of December 31, 2006. From an initial focus on technology-based training, HealthStream has evolved to provide full-service delivery of training, information and education to healthcare organizations. The Company completed its initial public offering (IPO) in April of 2000.
RECENT DEVELOPMENTS
On March 12, 2007, the Company acquired all of the issued and outstanding common stock of The Jackson Organization, Research Consultants, Inc. (“TJO”) for approximately $12.6 million, consisting of approximately $11.6 million payable in cash and 252,616 shares of HealthStream common stock. Approximately $5.0 million of the cash consideration is being held in escrow and will be released upon the occurrence of future events. All of the common stock shares are held in an escrow account until eighteen months after March 12, 2007, and are subject to any claims for indemnification pursuant to the stock purchase agreement. The Company expects direct, incremental expenses associated with the acquisition of TJO will approximate $0.7 million. TJO provides healthcare organizations with quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. TJO is based in Laurel, Maryland and employs approximately 200 full time and part time employees.

INDUSTRY BACKGROUND
According to the deputy director of the National Health Statistics Group at the Centers for Medicare and Medicaid Services (CMS), spending in the healthcare industry reached approximately $2.0 trillion in 2005, or 16.0 percent of the gross domestic product. Hospital care expenditures accounted for nearly 31 percent of the $2.0 trillion industry. Approximately 10.4 million professionals are employed in the healthcare segment of the domestic economy, with more than 5.0 million employed in hospitals, our target market for the HealthStream Learning Center, HealthStreamDirect™, and HealthStream’s survey and research products.
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
A large portion of the nation’s hospitals utilize research and survey tools to gain valuable insight about patients’ experiences, to assess workforce competency and engagement, determine the status of physician relations and measure the perceptions about the hospitals’ in the communities they serve. Industry-wide, interest is increasing in research, due, in part, to the CAHPS® (Consumer Assessment of Health Plan Survey) Hospital Survey launched by CMS in partnership with the Agency for Healthcare Research and Quality (AHRQ). According to the Deficit Reduction Act of 2005, hospitals must now submit data for all required quality measures — which includes the CAHPS® Hospital Survey — in order to receive the full market basket increase to their reimbursement payment rates from CMS. Hospitals that fail to submit this survey data, beginning in July 2007, will incur a reduction of two percentage points in payment rates in 2008. Through both DMR and TJO, we have been designated as a certified vendor, and will continue to offer CAHPS® Hospital Survey services.
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
HEALTHSTREAM’S SOLUTIONS
Services to healthcare organizations
HealthStream’s solutions help healthcare organizations meet their ongoing training, education, information, and compliance needs. We bring training and education content together with administrative and management tools through our Internet-based platforms, the HealthStream Learning Center® and a more streamlined version, HealthStream Express™. This combination supports healthcare administrators in configuring training to meet the precise needs of different groups of employees, modifying training materials, and documenting that training has been completed. At December 31, 2006, 1,452,000 healthcare professionals had contracted subscriptions for our services. Pricing for the HLC is subscription based, with fees based on the number of subscribers, courseware provided and other factors. We offer training, implementation, and account management services to facilitate adoption of our platform. Fees for training are based on the time and efforts of the personnel involved.
Our platform and our courseware are hosted in a central data center that allows subscribers Internet access to our services, thereby eliminating the need for onsite local implementations of installed learning management products. A significant number of our customers that historically used our installed learning management products have transitioned to our Internet-based platform. Although we no longer sell our installed learning management products, we continue to maintain a legacy installed product and we provide certain customers ongoing maintenance and support, product updates, and have developed technology to provide them with additional courseware access capabilities. Our installed learning management software contracts historically consisted of an upfront license fee, additional courseware sales, and ongoing maintenance and support.
We began offering our research and survey products as a result of our acquisition of DMR, which occurred on March 28, 2005. On March 12, 2007, we acquired TJO, expanding both our customer base and product strengths. The addition of the research businesses supplemented our existing product and service offerings to include physician, patient, community, and employee satisfaction surveys, data analyses of survey results, and other research-based measurement tools. These acquisitions expanded our product offerings to support our healthcare organization customers in their efforts to transform insight into action as they measure and benchmark key data points for their constituencies and then incorporate the results into training and improvement through our learning products. As a result of these acquisitions we maintain offices in Franklin, Tennessee and Laurel, Maryland.
Along with the Internet-based HLC, we also offer healthcare organizations full-service capabilities to convert existing course material, self-author new materials through our Authoring Center product, and electively share these materials with other HealthStream customers through a courseware exchange. We also offer Authoring Pro, an upgraded product which includes an industry leading image library, owned by A.D.A.M., Inc., as an additional subscription to this product. Pricing for these products is subscription based, with fees based on the number of subscribers and level of penetration of services, with a separate fee for development licenses.
We are currently developing an updated product that will allow us to offer our customers tools to assess competency and performance. Competency assessment is a requirement of hospitals and healthcare organizations for maintaining accreditation, based on JCAHO requirements to evaluate, document, and report performance competencies. We anticipate that our new product will provide an effective means of determining which competencies are associated with each position and evaluating and documenting competency assessments. This new product is also intended to facilitate the development of a custom training program of courses available through the HLC that uniquely responds to the needs identified for each employee.
Our strategy is to continue to grow our customer base of approximately 1,452,000 contracted subscribers using the Internet-based HLC, as well as expanding penetration of additional tools and content across our customer base. We will continue to expand our offering of research and information tools that are aligned with healthcare quality initiatives and continuous improvement efforts. We continue to transition our installed learning management product customers to our Internet-based HLC platform; however historical transitions have resulted in a smaller installed product customer base. We believe our sales force and market conditions offer us the opportunity to continue to grow our hospital-based customer base.
Services to pharmaceutical and medical device companies
Our services to pharmaceutical companies and medical device companies are focused on development, management, and distribution of education activities for three audiences: provider-based healthcare professionals, physicians, and the companies’ own sales representatives. We develop, manage and distribute live, online and print education and training activities for provider-based healthcare professionals and physicians, as well as online education and training activities for sales representatives. Certain of the education activities we develop and distribute provide continuing education credit for learners completing them. Live education and training activities include live single or multi-day workshops, preceptorships and proctorships, and activities presented in hospitals by clinical representatives. Online education and training activities include courseware containing video, animations and simulations and live web meetings. Print education and training activities include study guides. All of these activities are supported by either pharmaceutical or medical device companies.
Pricing for all services is based on the scope of the activity, and is attributed to several categories of services including: activity design and development, accreditation, marketing, faculty and meeting coordination, maintenance and distribution, project management, and replication and fulfillment. Not all categories of services apply to all activities. The most significant exceptions to this pricing approach are distribution and management fees which are based on the number of facilities or users reached and fees for certain courseware for sales representatives, which is priced on a per user basis. Fees for non-accredited activities are paid by pharmaceutical and medical device companies as ordinary service fees. Fees for accredited activities are paid in the form of unrestricted educational grants.
Our services for pharmaceutical and medical device companies are coordinated by our project management and clinical education personnel. We employ a team of project managers and clinical education managers and outsource most other services to third-party individuals and companies. The most significant exceptions to our outsourcing approach are the distribution and management of activities, particularly online activities that take advantage of our learning management platform and customer network. Project managers control all aspects of the development of activities and manage third-party resources used on their projects. Clinical education managers control all aspects of the content of accredited activities.
Our strategy includes expanding our revenues by further developing customer relationships and by leveraging our existing base of Internet-based HLC customers for deployment of pharmaceutical and medical device training and education through both existing products as well as development of new products. We seek to grow our pharmaceutical and medical device business, but will focus on transitioning many of our service offerings to Internet-based products and reducing our focus on project-based development services.

BUSINESS COMBINATIONS
We acquired TJO on March 12, 2007. For additional information regarding this acquisition, please refer to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on March 13, 2007.
We acquired DMR in March 2005. For additional information regarding this acquisition, please see Note 2 of the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.
CUSTOMERS
We provide our training, information and education solutions to customers across a broad range of entities within the healthcare industry, including healthcare organizations (including government entities) and pharmaceutical and medical device companies. We derived approximately 11% and 14% of net revenue from HCA, Inc. during 2006 and 2005, respectively. During both 2006 and 2005, no other customers represented more than 10% of our net revenue. The following is a partial list of customers that have purchased or contracted for products and services from HealthStream.

Healthcare Organizations	Pharmaceutical and Medical Device Companies
HCA, Inc.	Zimmer Holdings, Inc.
Tenet Healthcare Corporation	Smith & Nephew, Inc.
Community Health Systems, Inc.	Baxter Healthcare Corporation
Lifepoint Hospitals, Inc.
Ardent Health Services, LLC
Health Management Associates, Inc.
SALES, MARKETING, AND CUSTOMER SUPPORT
We market our products and services primarily through our direct sales force and our account relationship managers. As of December 31, 2006, our sales and relationship management personnel consisted of approximately 39 employees based at our corporate headquarters in Nashville, Tennessee and in our satellite offices located in Franklin, Tennessee and Denver, Colorado, as well as remote home office sales locations. Our geographically dispersed field sales organization is divided into teams focused on our hospital audience and our pharmaceutical and medical device audience. In addition to sales professionals, we also employ strategic account personnel that manage our largest customer relationships as well as account relationship managers who work to develop and expand relationships, including contract renewals, with our hospital customers.
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
We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services and recurring sales are dependent on the strength of our customer service, operations, training, and support team. As of December 31, 2006, our customer service, operations, training, and support team consisted of approximately 41 employees located in our corporate headquarters in Nashville as well as our Franklin, Tennessee office. This team provides customer support to end users through a toll-free telephone line as well as electronic mail. Our representatives are trained to understand our philosophy, our products and services, and our specific sales, marketing and support issues. This team also maintains an ongoing dialog with our customer base to ensure a complete understanding of customer needs. These personnel also assist with ongoing issues and training associated with our products as well as to ensure anticipated renewals and incremental sales are achieved. The remaining personnel on this team are responsible for training, implementation and support of HLC, HealthStream Express, our survey business, and installed learning management customers.
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
Our network infrastructure, Web sites, and servers that deliver most of our services are hosted by third party providers. Our primary data center and hosting facility is in Chicago, while a second data center and hosting facility is located in Nashville (with a separate vendor). Our second hosting facility has been utilized to support product and platform testing by customers, but we continue to work to configure this location as a backup facility. Both providers maintain our equipment in a secure environment, including multiple redundancies in power sources and network connections. Our providers’ hosting centers are connected to the Internet through multiple, redundant high-speed fiber optic circuits. Our survey products are hosted on servers located at our Franklin, Tennessee and Laurel, Maryland offices. Company personnel monitor all servers, networks, and systems on a continuous basis. Together with our providers, we employ several levels of enterprise firewall systems to protect our databases, customer information, and courseware library. Backups of customer data are performed on a daily basis. Data is secured at a remote location on a weekly basis.
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
In addition to the competing delivery methods described above, we also have direct competitors. A number of companies offer competitive installed and Web based learning management products to the healthcare industry. We also compete with learning management system providers such as SABA and SumTotal Systems that provide their services to multiple industries, including healthcare. We also compete with large medical publishers that have operating units that offer learning management systems that focus on healthcare, including Thomson Delmar Net Learning and Reed Elsevier MC Strategies. In the survey business, we see competition from Press Ganey, National Research Corporation, and Gallup. Finally, recently we have also seen an increase in a teaming approach between consulting and technology entities to address larger scale projects.
We believe our solutions, which include both products and services that facilitate training for healthcare professionals, a wide assortment of courseware, a mechanism for measuring satisfaction or other results, and the ability to provide all our services on a single platform over the Internet, provide us with a competitive advantage. We believe that the principal competitive factors affecting the marketing of information, training and development services to the healthcare industry include:
•	features of the HLC product, including reporting, management functionality, ability to manage a variety of events or modalities, courseware assignment, scalability, and the ability to track utilization and results;

•	scope and variety of Internet-based learning courseware available, including mandated content for OSHA, JCAHO, patient safety, and HIPAA requirements, competency-based content, as well as the ability of our customers to create and host their own Web-enabled courseware;

•	scope and quality of professional services offered, including survey execution, implementation, benchmarking, training and the expertise and technical knowledge of the customers’ employees;

•	competitive pricing, which supports a return on investment when compared to other alternative delivery methods;

•	customer service and support;

•	effectiveness of sales and marketing efforts; and

•	company reputation.
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

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY
The Internet
The laws and regulations that govern our business change rapidly. The United States government and the governments of some states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:
•	Privacy Law. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use, confidentiality and disclosure of personal information could limit our ability to collect information or use the information in our databases or derived from other sources, to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation.

•	Encryption Laws. Many copyright owner associations have lobbied the federal government for laws requiring copyrighted materials transmitted over the Internet to be digitally encrypted in order to track rights and prevent unauthorized use of copyrighted materials. If these laws are adopted, we may incur substantial costs to comply with these requirements or change the way we do business.

•	Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us violates these regulations.

•	Information Security Accountability Regulation. At least six bills are pending in Congress that could require public companies to obtain certification by an independent third party of the company’s computer information security. In addition, California has enacted legislation requiring disclosure of security breaches involving personal information, and legislation has been proposed in at least fifteen other states. If this legislation is enacted, we may incur costs to comply with these security requirements. The preliminary nature of such legislation and the lack of related guidance make estimation of related costs difficult. If the Company is required to make a public announcement regarding a breach of security, it could have a negative impact on our business.

•	Sales and Use Tax. Through December 31, 2006, we collected sales, use or other taxes on taxable transactions in all states in which we have employees or have a significant level of sales activity. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet.
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
Continuing Nursing Education (CNE). State nurse practice laws are usually the source of authority for establishing the state board of nursing requirements. The state board of nursing establishes the state’s CNE requirements for professional nurses. CNE credits are provided through accredited providers that have been approved by the American Nurses Credentialing Center (ANCC) Commission on Accreditation and/or the state board of nursing. CNE requirements vary widely from state to state. Thirty-one states require registered nurses to certify that they have accumulated a minimum number of CNE credits in order to maintain their licenses. In some states, the CNE requirement only applies to re-licensure of advance practice nurses, or additional CNEs may be required of this category of nurses. Required CNE ranges from 12 to 50 credits annually, with reporting generally on a bi-annual basis. Board certifications (e.g., CNOR — certification of perioperative nursing) also require CNE credits, with certain percentages required in specific categories based on the certification type. We are an accredited provider of CNE by the ANCC.
Other Continuing Education. We are also an accredited provider of continuing education and continuing pharmacy education by the Association of Surgical Technologists, Inc. (AST) and the Accreditation Council for Pharmacy Education (ACPE), respectively.
Continuing Medical Education (CME). State licensing boards, professional organizations and employers require physicians to certify that they have accumulated a minimum number of continuing medical education hours to maintain their licenses. Generally, each state’s medical practice laws authorize the state’s board of medicine to establish and track CME requirements. Thirty-six state medical licensing boards currently have CME requirements. The number of CME hours required by each state ranges from 12 to 50 hours per year. Other sources of CME requirements are state medical societies and practice specialty boards. The failure to obtain the requisite amount and type of CME could result in non-renewal of the physician’s license to practice medicine and/or membership in a medical or practice specialty society. The American Medical Association’s (AMA), Physician Recognition Award certificate, (PRA), is widely accepted by multiple entities as proof of participation in CME. The AMA classifies continuing medical education activities as either category 1, which includes formal CME activities, or category 2, which includes most informal activities. Sponsors want to designate CME activities for AMA PRA category 1 because this has become the benchmark for quality in formally organized educational activities. Most agencies nationwide that require CME participation specify AMA PRA category 1 credit. Only institutions and organizations accredited to provide CME can designate an activity for AMA PRA category 1. The Accreditation Council for Continuing Medical Education (ACCME), is responsible for awarding accreditation status to state medical societies, medical schools and other institutions and organizations that provide CME activities for a national audience of physicians. Only institutions and organizations are accredited. The ACCME and state medical societies do not accredit or approve individual activities. State medical societies, operating under the aegis of the ACCME, accredit institutions and organizations that provide CME activities primarily for physicians within the state or bordering states. We are an accredited provider of CME by the ACCME.
Consumer Assessment of Healthcare Providers and Systems (CAHPS). The Centers for Medicare and Medicaid Services (CMS) have partnered with the Agency for Healthcare Research and Quality (AHRQ) to develop a standardized survey instrument and data collection methodology for measuring patients’ perspectives on hospital care. The intent of the survey is to produce comparable data on the patients’ perspective to allow consumer-based comparisons between hospitals, align incentives to drive hospitals to improve their quality of care, and increase the transparency of hospital reporting. According to the Deficit Reduction Act of 2005, hospitals must now submit data for all required quality measures — which includes the CAHPS® Hospital Survey — in order to receive the full market basket increase to their reimbursement payment rates from CMS. While hospital participation is voluntary, hospitals that fail to submit this survey data, beginning in July 2007, will incur a reduction of 2.0 percentage points in payment rates in 2008. Through both DMR and TJO, we have received certified vendor designation, and will continue to offer CAHPS® Hospital Survey services.
Office of the Inspector General (OIG) of the Department of Health and Human Services (HHS)
The OIG issued Compliance Program Guidance for Pharmaceutical Manufacturers in April 2003 and issued Compliance Program Guidance for the Durable Medical Equipment, Prosthetics, Orthotics, and Supply Industry in July 1999 (collectively, the Guidelines). This document includes guidelines related to continuing educational activities supported by pharmaceutical and medical device companies. The Guidelines could affect the type and extent of future support for our continuing education activities. The trade associations for the pharmaceutical and medical device industries (PhRMA and AdvaMed, respectively) have also promulgated their own codes of ethics. The AMA has established its own code of ethics regarding Gifts to Physician from Industry to provide standards of conduct for the medical profession. The Company follows the rules and guidelines provided by ACCME, ANCC, and other continuing education accrediting bodies to ensure that its continuing education programming is free from commercial bias and consistent with the Guidelines.
During 2006, both the ANCC and ACPE adopted ACCME Standards of Commercial Support. Because of the adoption of the ACCME Standards, rules governing the individuals that may deliver educational activities (including clinical education activities and live events) and the location of educational activities at live events are more restricted. Further, ACCME, ANCC, and ACPE are currently collaborating to develop a Unified Self Study Report. This will allow an organization that has been awarded an accreditation status or is seeking accreditation status with all three accrediting bodies the ability to complete one self study application and process. We believe this will also streamline the reaccreditation timeline for accredited organizations. Until this Unified Report is completed, we will not be able to analyze the Report’s impact on our accredited education activities.
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
Other Government Regulations
The U.S. Securities and Exchange Commission (the SEC) chartered the Advisory Committee on Smaller Public Companies (the Committee) on March 23, 2005. The charter directed the Committee to assess the current regulatory system for smaller public companies, including the impact of the Sarbanes-Oxley Act of 2002, and make recommendations for change. Currently, our compliance with Section 404 of the Sarbanes-Oxley Act has been deferred to calendar year 2007. During April 2006, the Committee issued its final report to the SEC, which included a recommendation to establish a system of scaled securities regulations for smaller public companies. The Committee also made specific recommendations with regard to the external audit requirement under Section 404 of the Sarbanes-Oxley Act. The compliance environment in which we operate continues to evolve. The Company continues to monitor the resolution of this issue to ensure that we appropriately allocate our resources to maintain compliance with all applicable regulations.
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
OUR EMPLOYEES
As of December 31, 2006, we employed approximately 160 persons. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a brief summary of the business experience of each of the executive officers of the Company. Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	39	Chief Executive Officer, President and Chairman of the Board of Directors
Arthur E. Newman	58	Executive Vice President, Compliance Officer
Susan A. Brownie	42	Senior Vice President and Chief Financial Officer, Corporate Secretary
J. Edward Pearson	44	Senior Vice President
Kevin P. O’Hara	37	Senior Vice President and General Counsel
Robert A. Frist, Jr., one of our co-founders, has served as our chief executive officer and chairman of the board of directors since 1990 and president since 2001. Mr. Frist graduated with a Bachelor of Science in business with concentrations in finance, economics and marketing from Trinity University.
Arthur E. Newman was promoted to executive vice president effective in March 2006. Mr. Newman previously served as our chief financial officer and senior vice president since joining the Company in January 2000. Mr. Newman also serves as our compliance officer. From April 1990 to August 1999, Mr. Newman served as executive vice president overseeing finance, human resources, information systems and customer service and fulfillment for Lippincott, Williams and Wilkins, formerly Waverly, Inc., a publicly traded medical sciences publisher. From August 1999 to January 2000, Mr. Newman served as the chief technology officer for Wolters Kluwer’s scientific, technical and medical companies consisting of five separate units. Mr. Newman holds a Bachelor of Science in chemistry from the University of Miami and a Masters of Business Administration from Rutgers University.
Susan A. Brownie was promoted to chief financial officer effective in March 2006 and was promoted to senior vice president in January 2005. Ms. Brownie previously served as our vice president of finance and corporate controller since joining us in November 1999. Ms. Brownie also serves as our corporate secretary. Ms. Brownie serves on the board of directors of Levy’s Inc., a clothing retailer. She holds a Bachelor of Business Administration from the College of William and Mary and is a certified public accountant.
J. Edward Pearson joined the company in June 2006 as senior vice president, responsible for our survey and research business. Effective with the acquisition of TJO on March 12, 2007, Mr. Pearson was named president of the newly formed HealthStream Research™ group. From 2002 to June 2003, Mr. Pearson served as CEO for Medibuy, an internet-based healthcare exchange and supply chain efficiency solutions provider. From June 2003 to June 2006, he served as president and chief executive officer of DigiScript, an Internet-based training and communication solutions provider for the life sciences industry. He earned a Bachelor of Science in accounting from Middle Tennessee State University.
Kevin P. O’Hara was promoted to senior vice president and general counsel in February 2007. Mr. O’Hara was promoted to vice president in 2005, and has served in various roles since joining us in January 2002. Mr. O’Hara served as vice president of operations and development at smallbusiness.com from 2000 to 2001. He practiced as an attorney with Bass, Berry, & Sims LLC in Nashville, Tennessee from 1996 to 2000, with a specialty in technology, electronic commerce, and healthcare. He earned a Bachelor of Arts degree and a J.D. from Vanderbilt University.

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
We may be unable to effectively identify, complete or integrate the operations of TJO and future acquisitions.
As part of our growth strategy, we are actively reviewing possible acquisitions that complement or enhance our business. We may not be able to identify, complete or integrate the operations of future acquisitions, including the integration of our recent acquisition of TJO. In addition, if we finance acquisitions by issuing equity securities, our existing shareholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions and investments, our business prospects may be seriously harmed. Some of the risks that we may encounter in implementing our acquisition strategy include:
•	expenses, delays or difficulties of identifying and integrating acquired companies into our organization;

•	inability to retain personnel associated with acquisitions;

•	diversion of management’s attention from daily operations; and

•	inability to generate sufficient revenues from acquisitions to offset acquisition costs.
Certain revenue components are subject to significant fluctuations.
As revenues from our subscription business continue to increase, a larger portion of our revenues will be predictable; however, quarterly performance may be more subject to fluctuations associated with our project based products and services, which generally relates to healthcare organization customers who use our survey and research services as well as our pharmaceutical and medical device customers. Our survey and research services are typically contracted by healthcare organizations for multi-year terms, but the frequency and timing of survey cycles can vary from quarter to quarter. The pharmaceutical and medical device business is generally associated with recurring customer relationships; however services are generally specific and relate to product launches or training events that may vary from year to year. The magnitude of such contracts may vary widely.
Our sales cycle is lengthy and can vary widely.
The period from our initial contact with a potential customer and the first purchase of our solution by the customer typically ranges from three to nine months, and in some cases has extended much further. The range in the sales cycle can be impacted by factors including an increasing trend towards more formal requests for proposals (RFP’s) process, and more competition within our industry, as well as formal budget timelines which impact timing of purchases by target customers. As a result of these factors, we have only limited ability to forecast the timing and type of initial sales. This, in turn, makes it more difficult to predict quarterly financial performance.

We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, marketing, and other resources.
Several of our competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than we do. We encounter direct competition from both large and small e-learning companies focused on training and continuing education in the healthcare industry. We also face competition from larger survey and research companies. We believe we maintain a competitive advantage against our competitors with the comprehensive array of products and services we offer. If our competitors were to offer a complete e-learning solution to the healthcare industry, our competitive position could be adversely affected. These companies may be able to respond more quickly than we are to new or changing opportunities, technologies, standards or customer requirements. Further, most of our customer agreements are for shorter terms ranging from one to three years, with no obligation to renew. The short terms of these agreements allow customers to more easily shift to one of our competitors.
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
We provide our Internet-based training and education services and our survey and research services to HCA, Inc. (HCA) under separate agreements. During 2006, we derived approximately 11%, or $3.5 million, of our net revenues from HCA. Our agreement with HCA for our Internet-based training and education services was renewed for a four year term effective October 1, 2006, and includes the option for HCA to renew for an additional year. Our survey and research services agreement with HCA expires in December 2007. We also derive a significant portion of our revenues from a relatively small number of other customers. A termination of our agreements with HCA or several of our other significant customers or a failure by HCA or other significant customers to renew their contracts on favorable terms, or at all, would have a material adverse effect on our business.
A significant portion of our business is subject to renewal each year, therefore, renewals have a more significant impact on our revenue and operating results.
For the year ended December 31, 2006, approximately 59 percent of our net revenues were derived from our Internet-based subscription products. Our Internet-based HLC customers have no obligation to renew their subscriptions for our products or services after the expiration of the initial subscription period, and in fact, some customers have elected not to renew their subscription. In addition, our customers may renew at a lower pricing or activity level. During the year ended December 31, 2006, we renewed 90% of the annual contract value up for renewal and 96% of the subscribers which were up for renewal. Because a significant portion of our customer contracts have only renewed one time, we do not have sufficient historical data to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our revenues could be adversely affected, which would have a material adverse affect on our results of operations and financial position. Contracts for our survey and research services typically range from one to three years in length, and customers are not obligated to renew their contract with us after their contract expires. In addition, much of our live event activity is of a recurring and somewhat predictable nature; however, we do not have any long term contracts that obligate these customers beyond their current contract terms. If our customers do not renew their arrangements for our services, or if their activity levels decline, our revenue may decline and our business will suffer.
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
Our current cash reserves, revolving credit facility, and results of operations are expected to be sufficient to meet our cash requirements through at least 2007. However, we may need to raise additional funds in order to:
•	develop new, or enhance existing, services or products;

•	respond to competitive pressures;

•	finance working capital requirements;

•	sustain content and development relationships; or

•	acquire complementary businesses, technology, content or products.
At December 31, 2006, we had approximately $12.8 million in cash, cash equivalents, restricted cash, investments in marketable securities and related interest receivable. We also have up to $10.0 million of availability under a revolving credit facility, subject to certain covenants. During March 2007, we acquired TJO for approximately $11.6 million in cash. We expect to incur up to $5.0 million of capital expenditures, software feature enhancements and content purchases during 2007 to support our business. We continue to actively review possible business acquisitions that would complement our products and services. We may not have adequate cash and investments or availability under our revolving credit facility to consummate one or more acquisitions. We cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders may be reduced.
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
As of December 31, 2006, our balance sheet included goodwill of $10.3 million and identifiable intangible assets of $2.8 million. The acquisition of TJO in March 2007 will increase these amounts ranging between approximately $13.0 million to $15.0 million. Economic, legal, regulatory, competitive, contractual, and other factors may affect the carrying value of goodwill and identifiable intangible assets in the future. If any of these factors impair the value of these assets, accounting rules require us to reduce their carrying value and recognize an impairment charge, which would reduce our reported assets and earnings in the period an impairment is recognized.
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
Over the past few years we have implemented several changes and continue to make changes in our pricing and our product and service offerings to increase revenue and to meet the needs of our customers. We cannot predict whether our current pricing and products and services, or any ongoing refinements we make will be accepted by our existing customer base or by prospective customers. If our customers and potential customers decide not to accept our current or future pricing or product and service offerings, it could have a material adverse effect on our business.
Risks Related to Operations
Difficulties in the release and transition to the new version of our Internet-based HLC platform could harm our business.
We released a new version of our Internet-based HLC platform during the fourth quarter of 2006 and as of February 28, 2007, we have transitioned approximately one-half of our HLC subscriber base to this platform. Our future success will depend on our ability to successfully transition all of our customers to the new platform. We have experienced issues with certain customers that have transitioned to the new platform such as defects in the software, data migration errors, and customer orientation to certain changed or new features. If we are unable to timely correct these issues with certain customers that have already transitioned to the new platform or we experience similar issues with those customers that are yet to transition, customers may become dissatified with our services. If this happens, we could lose customers or experience increased expenses as a result of accelerated remediation efforts or provision of product and service credits in excess of our accrual for service interruptions.
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
We must continue to add hardware and enhance software to accommodate the increased use of our platform and increased courseware in our library. In order to make timely decisions about hardware and software enhancements, we must be able to accurately forecast the growth in demand for our services. This growth in demand for our services is difficult to forecast and the potential audience for our services is large. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our customers may encounter delays or disruptions in their service. Unscheduled downtime could harm our business and also could discourage current and potential customers and reduce future revenues.
Our network infrastructure and computer systems and software may fail.
An unexpected event like a telecommunications failure, fire, earthquake, or other catastrophic loss at our Internet service providers’ facilities or at our on-site data facility could cause the loss of critical data and prevent us from offering our products and services. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our Web server and network systems and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems and software.
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
The laws and regulations that govern our business change rapidly. The United States government and the governments of states and foreign countries have attempted to regulate activities on the Internet. Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, content regulation, information security accountability regulation, and sales and use tax laws and regulations. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. See “Business — Government Regulation of the Internet and the Healthcare Industry” for a more complete discussion of these laws and regulations.
Any reduction or change in the regulation of continuing education and training in the healthcare industry may adversely affect our business.
Our business model is dependent in part on required training and continuing education for healthcare professionals and other healthcare workers resulting from regulations of state and Federal agencies, state licensing boards and professional organizations. Any change in these regulations that reduce the requirements for continuing education and training for the healthcare industry could harm our business. In addition, our business with pharmaceutical and medical device manufacturers is predicated on our ability to maintain accreditation status with organizations such as the ACCME, ANCC, AST, and ACPE. The failure to maintain status as an accredited provider could result in a detrimental effect on our business.

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
We may be liable to third parties for the content in our online library if the text, graphics, software or other content in our library violates copyright, trademark, or other intellectual property rights, our content partners violate their contractual obligations to others by providing content to our library, or the content does not conform to accepted standards of care in the healthcare profession. We attempt to minimize these types of liabilities by requiring representations and warranties relating to our content partners’ ownership of the rights to distribute as well as the accuracy of their content. We also take necessary measures to review this content ourselves. Although our agreements with our content partners contain provisions providing for indemnification by the content providers in the event of inaccurate content, we cannot assure you that our content partners will have the financial resources to meet this obligation. Alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management’s attention away from our business. See “Business — Intellectual Property and Other Proprietary Rights” for a more complete discussion of the potential effects of this liability on our business.
Protection of certain proprietary intellectual property may be difficult and costly.
Despite protection of certain proprietary rights, a third-party could, without authorization, copy or otherwise appropriate our content or other information from our databases, or other intellectual property. Our agreements with employees, consultants and others who participate in development activities could be breached, and result in our trade secrets becoming known or independently developed by competitors. We may not have adequate remedies for any breach. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and effective intellectual property protection may not be available in those jurisdictions. We currently own several trademarks and domain names. The current system for registering, allocating and managing domain names has been the subject of litigation and proposed regulatory reform. Additionally, legislative proposals have been made by the federal government that would afford broad protection to owners of databases of information, such as stock quotes. This protection of databases already exists in the European Union. There has been substantial litigation in the computer and online industries regarding intellectual property assets, particularly patents. Third-parties may claim infringement by us with respect to current and future products, trademarks or other proprietary rights, and we may counterclaim against such parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, divert management’s attention, cause product release delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition and operating results. Such royalty and licensing agreements may not be available on terms acceptable to us, if at all.
We may be unable to protect our intellectual property, and we may be liable for infringing the intellectual property rights of others.
Our business could be harmed if unauthorized parties infringe upon or misappropriate our intellectual property proprietary systems, content, services or other information. Our efforts to protect our intellectual property through copyright, trademarks and other controls may not be adequate. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the patents, intellectual property, or other proprietary rights of third parties, which could be time consuming and costly. Intellectual property infringement claims could be made against us, especially as the number of our competitors grows. These claims, even if not meritorious, could be expensive and divert our attention from operating our company. In addition, if we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and develop comparable non-infringing intellectual property, to obtain a license or to cease providing the content or services that contain the infringing intellectual property. We may be unable to develop non-infringing intellectual property or obtain a license on commercially reasonable terms, if at all.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal office is located in Nashville, Tennessee. Our lease for approximately 32,000 square feet at this location expires in April 2010. The lease provides for a five-year renewal option with rent at rates which are substantially similar to current rates. Rent at this location is approximately $23,000 per month.
In connection with the acquisition of TJO in March 2007, we are leasing approximately 19,000 square feet of office space in Laurel, Maryland. The lease expires in March 2012 and provides for two renewal options for two years each. Rent at this location is approximately $29,000 per month, with annual rental increases of approximately three percent.
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
Through January 2007, we leased approximately 6,000 square feet of office space in Dallas, Texas.
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market under the ticker symbol HSTM:

	Common Stock Price
	2006		2005
	High	Low	High	Low
First Quarter	$3.72	$2.39	$3.72	$2.60
Second Quarter	5.03	3.25	4.00	2.65
Third Quarter	3.90	2.50	3.96	2.95
Fourth Quarter	4.19	3.14	2.83	1.91
On March 26, 2007, there were 168 registered holders and approximately 3,106 beneficial holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
DIVIDEND POLICY
We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations.
RECENT SALES OF UNREGISTERED SECURITIES
There have been no sales of unregistered securities since December 31, 2005.
ISSUER PURCHASES OF EQUITY SECURITIES
There were no stock repurchases by the Company in the fourth quarter of 2006.

Item 6. Selected Financial Data
The selected statements of operations data for the three-year period ended December 31, 2006 and the balance sheet data as of December 31, 2006 and 2005 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, our independent registered public accounting firm, and are included elsewhere in this report. You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report.
HealthStream acquired DMR on March 28, 2005. DMR’s results of operations are included within our consolidated statement of operations effective March 29, 2005. As a result of this acquisition, the annual results presented below are not comparable. Revenues may be subject to fluctuations as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this annual report. During 2006, we adopted SFAS No. 123(R) “Share-Based Payment” which resulted in approximately $682,000 of stock based compensation expense for 2006. During 2002, we adopted SFAS No. 142 “Goodwill and Intangible Assets,” which eliminated the amortization of goodwill and indefinite lived intangible assets. In accordance with the provisions of SFAS No. 142, we recorded a transitional goodwill impairment charge of $5.0 million, in our healthcare organizations (HCO) business unit, as a cumulative effect of a change in accounting principle as of January 1, 2002. As a result of these accounting changes, the annual results presented below are not comparable. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$31,783	$27,359	$20,057	$18,195	$15,790
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	10,869	9,746	7,277	6,268	5,970
Product development	3,503	2,928	2,531	3,247	4,679
Sales, marketing, general and administrative expenses	12,613	10,411	9,433	9,431	12,835
Depreciation and amortization	2,889	2,678	2,107	3,048	4,395
Office consolidation charge	—	—	—	—	164
Impairment of long-lived assets	—	—	—	—	105

Total operating costs and expenses	29,874	25,763	21,348	21,994	28,148
Income (loss) from operations	1,909	1,596	(1,291)	(3,799)	(12,358)
Other income (expense)	619	338	243	387	717

Net income (loss), before provision for income taxes and cumulative effect of a change in accounting principle	2,528	1,934	(1,048)	(3,412)	(11,641)
Provision for income taxes	28	21	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	—	(5,000)

Net income (loss)	$2,500	$1,913	$(1,048)	$(3,412)	$(16,641)

Net income (loss) per share — basic, before cumulative effect of a change in accounting principle	$0.12	$0.09	$(0.05)	$(0.17)	$(0.57)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.25)

Net income (loss) per share — basic	$0.12	$0.09	$(0.05)	$(0.17)	$(0.82)

Net income (loss) per share — diluted, before cumulative effect of a change in accounting principle	$0.11	$0.09	$(0.05)	$(0.17)	$(0.57)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.25)

Net income (loss) per share — diluted	$0.11	$0.09	$(0.05)	$(0.17)	$(0.82)

Weighted average shares of common stock outstanding — basic	21,577	21,051	20,586	20,383	20,261

Weighted average shares of common stock outstanding — diluted	22,359	21,942	20,586	20,383	20,261

	At December 31,
	2006	2005	2004	2003	2002
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$10,726	$5,726	$2,257	$3,220	$4,070
Investments in marketable securities — short and long term	1,700	6,175	14,025	13,958	15,153
Working capital	11,148	9,428	15,379	16,286	14,912
Total assets	41,008	35,216	28,436	28,399	32,913
Deferred revenue	5,376	4,503	3,866	3,059	3,346
Long-term debt and capital leases, net of current portion	107	216	29	1	41
Shareholders’ equity	29,634	25,800	21,730	22,558	25,896

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
The following discussion provides an overview of our history together with a summary of our critical accounting policies and estimates. Our critical accounting policies and estimates include revenue recognition, product development costs and related capitalization, impairment of goodwill, intangibles and other long-lived assets, allowance for doubtful accounts, accrual for service interruptions, stock based compensation, income taxes, and nonmonetary exchanges.
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
Our learning solutions help healthcare organizations improve their required regulatory training, while also offering an opportunity to train their employees in multiple clinical areas. Our research products provide customers valuable insight into measuring quality and satisfaction of physicians, patients, employees, and members of the community.
Revenues for the year ended December 31, 2006 were approximately $31.8 million compared to $27.4 for the year ended December 31, 2005, an increase of 16.2%. Net income improved to $2.5 million for 2006 compared to $1.9 million for 2005, an increase of 30.7%, despite the January 1, 2006 adoption of SFAS No. 123(R), which resulted in $0.7 million of stock based compensation expense in 2006. Diluted earnings per share of $0.11 for 2006 improved from $0.09 in 2005. Revenues from our Internet-based HLC subscriber base grew $2.2 million, and revenues from survey and research services also grew by $2.2 million. Revenues from our pharmaceutical and medical device products increased moderately. We had approximately 1,352,000 fully implemented subscribers on our Internet-based HLC platform at December 31, 2006, representing over 1,400 hospitals in the United States. During 2006, we renewed approximately 600,000 subscribers, representing a 96% renewal rate for the subscribers up for renewal, and a 90% renewal rate based on the annual contract value up for renewal.
During the fourth quarter of 2006, we launched a new and enhanced version of our Internet-based HLC, which we refer to as our Next Generation HLC. We have invested a significant amount of capital and internal resources to develop and deploy this new version of our flagship product. We expect this new version of the HLC will enable us to more efficiently integrate the delivery of new product offerings to healthcare professionals who subscribe to our learning solutions. Successful deployment and acceptance of this new HLC version will be the cornerstone to our future growth.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Revenue Recognition
We recognize revenues from our Internet-based learning products and courseware subscriptions to healthcare workers through healthcare organizations based on a per person subscription basis, with fees ranging from less than $1 to approximately $5 per month. These fees are based on the size of the facilities’ or organizations’ employee user population and the service offerings to which they subscribe. Contracts for our Internet-based learning products generally range from less than $5,000 to approximately $400,000 per year based on the number of users, products and services included in the contract. Revenue is recognized ratably over the service period of the underlying contract.
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
Product Development Costs
We account for Web site development costs in accordance with EITF Issue No. 00-2 “Accounting for Web Site Development Costs” and for capitalized software feature enhancements in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which provide guidance on when to capitalize versus expense costs incurred to develop internal use software or Web sites. We capitalize costs incurred during the development phase for such projects when such costs are material. Maintenance and operating costs are expensed as incurred.
Product development costs primarily include our internal costs to maintain and internally develop software feature enhancements and content for our Internet-based learning and installed learning management products. Once planning is completed and development begins, we capitalize payments to third parties associated with the cost of software feature enhancement development or content where the life expectancy is greater than one year and the anticipated cash flows from such software feature enhancements or content are expected to exceed the cost of the related asset. During both 2006 and 2005, we capitalized approximately $400,000 related to development of content by third parties. Such amounts are included in the accompanying consolidated balance sheets under the caption “prepaid development fees” and “other assets.” During 2006 and 2005, we capitalized approximately $2.3 million and $600,000, respectively, for development of software feature enhancements by third parties. Such amounts are included in the accompanying balance sheets under the caption “capitalized software feature enhancements.” A significant portion of these capitalized costs were associated with the development of our Next Generation HLC platform and a new competency assessment product. We amortize content and software feature enhancements over their expected life, which is generally one to four years. Capitalized content and software feature enhancements are subject to a periodic impairment review.
In connection with product development, our significant estimates involve the assessment of the development period for new products, as well as the expected useful life of costs associated with new products, software feature enhancements and content. Once capitalized, software feature enhancements and content development costs are subject to the policies and estimates described below regarding goodwill, intangibles and other long-lived assets.
Product development costs also include our systems team, which manages our efforts associated with product development and maintenance, database management, quality assurance and security. This team is responsible for new internal product development, integration of external new products, and continued enhancements and regularly scheduled maintenance (called ServicePacks) to our platform. This team is also responsible for the migration of customers to our Next Generation HLC platform. Our product management team, which is responsible for our overall product portfolio as well as prioritization of new product development, is also included in product development costs. This team was organized and began administering a more formal product management process during 2006.

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
Accrual for Service Interruptions
We provide customers with a fully hosted learning management application, and our Internet-based learning products are subject to periodic downtime. Due to the complexity of our hosted applications, variability in customer utilization patterns, changes in technology, and potential software defects, our hosted applications could experience periodic downtime. We maintain an accrual which is intended to provide for customer concessions in the event customers experience inconveniences or operation disruption resulting from downtime of our applications. Our accrual for service interruptions totaled approximately $314,000 as of December 31, 2006. Certain of our customers who have transitioned to our new platform have experienced difficulties in accessing or using certain features of our system, and we expect to provide these customers with product and service credits.
Stock Based Compensation
We began recognizing compensation expense, using a fair-value based method, for costs related to share based payments, including stock options on January 1, 2006. Measurement of such compensation expense requires significant estimation and assumptions, however we believe that the Black Scholes option pricing model we use for calculating the fair value of our stock based compensation plans provides measurement using a framework that is widely adopted.
We have a stock option plan and an employee stock purchase plan which qualify as stock based compensation plans. During the year ended December 31, 2006, we recorded $682,068 of stock based compensation expense resulting from the adoption of SFAS No. 123(R). We typically grant stock options to our management group on an annual basis, or when new members of the management group begin their employment. We grant stock options to members of our board of directors in conjunction with our annual shareholders meeting, or as new members are added on a pro rata basis based on the time elapsed since our annual shareholders’ meeting. We expect to continue this practice for the foreseeable future; however, we may adjust the size of the annual grant. As of December 31, 2006, total future compensation cost related to non-vested awards not yet recognized was $1,139,874, net of estimated forfeitures, with a weighted average expense recognition period of 2.7 years. Future compensation expense recognition for new option grants will vary depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from our estimates.
Accounting for Income Taxes
The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company has significant net operating loss carryforwards (NOLs) which may be available to reduce future tax expense. These NOLs are subject to annual limitations under the Internal Revenue Code Section 382, which could result in the expiration of such NOLs before they are fully utilized. Until the Company has a period of sustained and predictable profitability consistent with realizing some portion of the benefit from the NOLs, the valuation allowance associated with NOLs will be maintained. Management assesses the valuation allowance periodically whenever events or changes in circumstances indicate that the benefit associated with such NOLs may be realized.
Nonmonetary Exchange of Content Rights and Deferred Service Credits
During 2006, we recorded content rights and deferred service credits in connection with a nonmonetary exchange with one of our customers. In order to account for this transaction, we estimated the fair value of the related assets and service credits, assessed whether the value assigned to the content was recoverable, and did and continue to amortize the related assets over their estimated useful lives. Our future operating results will be impacted by the amortization of the content rights and by the customer’s utilization of the service credits. We will also review these assets periodically to determine whether they are recoverable during the remaining useful life. Revenues for services provided in exchange for service credits will be recognized in accordance with our revenue recognition policies.
BUSINESS COMBINATIONS
Data Management & Research, Inc. On March 28, 2005, the Company acquired all of the stock of Data Management & Research, Inc. (DMR) for approximately $10.7 million, consisting of $9.1 million in cash and 479,234 shares of our common stock. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $0.4 million. Of the common stock portion, 319,489 shares were released from escrow to the former shareholder of DMR on September 28, 2006. DMR provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, and employees. This acquisition has been accounted for using the purchase method of accounting. DMR’s results of operations have been included in the Company’s results in the HCO business unit from the date of the acquisition.

The Jackson Organization, Research Consultants, Inc. On March 12, 2007, the Company acquired all of the issued and outstanding common stock of The Jackson Organization, Research Consultants, Inc. (TJO) for approximately $12.6 million, consisting of approximately $11.6 million payable in cash and 252,616 shares of HealthStream common stock. Approximately $5.0 million of the cash consideration is being held in escrow and will be released upon the occurrence of future events. All of the common stock shares are held in an escrow account until eighteen months after March 12, 2007, and are subject to any claims for indemnification pursuant to the stock purchase agreement. The Company expects direct, incremental expenses associated with the acquisition of TJO will approximate $0.7 million. TJO provides healthcare organizations with quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools.
RESULTS OF OPERATIONS
Revenues and Expense Components
The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.
Revenues. Revenues for our HCO business unit currently consist of the provision of services through our Internet-based HealthStream Learning Center (HLC), authoring tools, survey and research services, a variety of courseware subscriptions (add-on courseware) maintenance and support services for our installed learning management products, maintenance of content, and competency tools. Revenues for our PMD business unit consist of live event development, online training and content development, online sales training courses, live educational activities for nurses and other professionals conducted within healthcare organizations, continuing education activities at association meetings, and HospitalDirect®.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues consists primarily of salaries and employee benefits, stock based compensation, employee travel and lodging, materials, contract labor, hosting costs, and other direct expenses associated with revenues as well as royalties paid by us to content providers based on a percentage of revenues. Personnel costs within cost of revenues are associated with individuals that facilitate product delivery, provide services, handle customer support calls or inquiries, manage our web sites, content and survey services, coordinate content maintenance services, and provide training or implementation services.
Product Development. Product development expenses consist primarily of salaries and employee benefits, stock based compensation, content acquisition costs before technological feasibility is achieved, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training delivery and administration platforms. In addition, product development expenses are associated with the development of new software feature enhancements and new products. Personnel costs within product development include our systems team, product managers, and other personnel associated with content and product development and product management.
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. Annually, we host a national users’ group in Nashville known as “The Summit,” the costs of which are included in sales and marketing expenses. Personnel costs within sales and marketing include our sales and marketing team, strategic account management, as well as our account management group. Our account management personnel work to ensure our products and services are fully utilized by our customers, provide consultations with new and prospective customers, as well as support the contract renewal process for existing hospital customers.
Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, amortization of content or license fees, and amortization of capitalized software feature enhancements.
Other General and Administrative Expenses. Other general and administrative expenses consist primarily of salaries and employee benefits, stock based compensation, employee travel and lodging, facility costs, office expenses, fees for professional services, and other operational expenses. Personnel costs within general and administrative expenses include individuals associated with normal corporate functions (accounting, legal, human resources, administrative, internal information systems, and executive management) as well as accreditation professionals.
Other Income/Expense. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to capital leases and our revolving credit facility.

2006 Compared to 2005
Revenues. Revenues increased approximately $4.4 million, or 16.2%, to $31.8 million for 2006 from $27.4 million for 2005. Revenues for 2006 consisted of $25.4 million for HCO and $6.4 million for PMD. In 2005, revenues consisted of $21.2 million for HCO and $6.2 million for PMD. HCO revenues include the results of DMR commencing with its acquisition on March 28, 2005.
Revenues for HCO increased approximately $4.3 million, or 20.1%, during 2006. Growth in survey and research services associated with the acquisition of DMR in March 2005 totaled $2.2 million in 2006, of which $823,000 is the result of organic growth. Revenues from our Internet-based HLC subscriber base increased $2.2 million over the prior year, resulting primarily from growth in our subscriber base. Revenues from our courseware subscriptions increased $115,000, or 3.5%, over the prior year, and included revenue increases of $540,000 from several new product offerings, but was partially offset by declines in revenue associated with HIPAA courseware subscriptions. We also experienced expected declines in revenues from maintenance and support fees associated with our installed learning management products of $243,000. Our Internet-based HLC subscriber base increased approximately 15% during 2006, from approximately 1,173,000 fully implemented subscribers at the end of 2005 to approximately 1,352,000 fully implemented subscribers at the end of 2006. We expect revenues from our Internet-based HLC, survey and research services, and add-on courseware to increase in 2007. We anticipate that the acquisition of TJO will result in an increase in survey and research revenues of approximately $9.0 to $10.0 million during 2007. We expect continued declines in revenues from our installed learning management products during 2007.
Revenues for PMD increased approximately $141,000, or 2.3%, during 2006, and was primarily related to growth in our online RepDirect™ training courseware, sales of clinical educational products, and HospitalDirect®. These revenue increases were partially offset by declines from our project-based content development services and our live events and association business. We expect that revenues from HospitalDirect® and online RepDirect™ training courseware will increase during 2007. We expect revenues from our live event services to decline during 2007 due to a live event held during 2006 that is not recurring in 2007. We also expect revenues from project-based content development services will remain comparable or decline slightly during 2007 as we continue to transition our sales efforts to subscription based products and other online delivery methodologies.
During 2006, 58.9% of our revenues were derived from our Internet-based learning products, 21.1% from survey and research services, 13.1% from live event development services, 5.5% from content development and maintenance services, and 1.4% from our installed learning management products. During 2005, 59.8% of our revenues were derived from our Internet-based learning products, 16.4% from survey and research services, 14.9% from live event development services, 6.5% from content development and maintenance services, and 2.4% from our installed learning management products.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $1.1 million, or 11.5%, to $10.9 million for 2006 from $9.7 million for 2005. The increase in cost of revenues resulted from incremental expenses associated with the growth in survey and research services, and higher direct costs associated with the delivery of our live event services, particularly a significant event held during the second quarter of 2006. In addition, increased royalties paid by us and stock based compensation expense contributed to the increase in cost of revenues over the prior year.
Cost of revenues for HCO was comparable between years and approximated $5.5 million for 2006 and 2005. Cost of revenue increases for HCO resulted from the additional expenses associated with the increase in survey and research services, but was partially offset by lower personnel expenses associated with direct product and service delivery as well as redesignation of certain product personnel to product management. Cost of revenues for HCO approximated 21.5% and 25.8% of HCO revenues for 2006 and 2005, respectively. We expect cost of revenues for HCO to increase during 2007 due to royalties associated with increased courseware revenues. In addition to growth in cost of revenues associated with our organic survey and research products, HCO cost of revenues will increase due to the addition of TJO call center and operational personnel.
Cost of revenues for PMD increased approximately $1.0 million, or 28.4%, to $4.7 million for 2006 from $3.7 million for 2005. This increase primarily resulted from expense overages in production costs associated with a significant live event held during the second quarter of 2006, which resulted in a financial loss of approximately $200,000. In addition increased royalties were paid by us that were associated with the revenue increase from our online RepDirect™ training courseware. We expect cost of revenues for PMD during the full year 2007 to be comparable with the full year of 2006 as a percentage of PMD revenue.
Cost of revenues for unallocated corporate functions increased approximately $67,000, or 10.7%, to $693,000 for 2006 from $626,000 for 2005. This increase was associated with increased personnel expenses. Cost of revenues for our corporate unallocated functions is comprised of content support personnel who handle loading, updating, maintenance, versioning and support of content on our Internet-based learning platforms, which serve products within both the HCO and PMD business units.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to 65.8% for 2006 from 64.4% during 2005. This improvement is primarily the result of revenue increases associated with our Internet-based HLC, but was partially offset by lower margins from our live events business. Gross margins for HCO were 78.5% and 74.2% for 2006 and 2005, respectively. This improvement resulted from increased revenues associated with our Internet-based HLC product. Gross margins for PMD were 25.9% and 41.0% for 2006 and 2005, respectively. This decline resulted from the increase in cost of revenues discussed above, primarily associated with a significant live event during the second quarter of 2006. Gross margins for PMD are lower than HCO due to the higher costs associated with delivering live event and content development services, and variability of costs associated with project-based services. We expect gross margins for the full year 2007 will approximate our 2006 full year gross margins, including the impact of the TJO acquisition.

Product development. Product development expenses increased approximately $575,000, or 19.6%, to $3.5 million for 2006 from $2.9 million for 2005. This increase resulted from our HCO business and was associated with additional personnel expenses and stock based compensation expense. Product development efforts for 2006 were primarily associated with the development and deployment of our Next Generation HLC product, the ongoing maintenance and support for our existing HLC learning products, and product portfolio management as well as new courseware offerings and competency tools. Product development expenses as a percentage of revenues approximated 11.0% of revenues for 2006 compared to 10.7% of revenues for 2005. In addition to the expenses incurred, we also capitalized approximately $2.7 million and $1.1 million of costs associated with development of software feature enhancements and content during 2006 and 2005, respectively. We expect product development expenses for the full year 2007 to increase moderately, but to decline as a percentage of revenue as we develop and introduce new products in 2007.
Product development expenses for HCO increased approximately $745,000, or 32.6%, to $3.0 million for 2006 from $2.3 million for 2005. The increase resulted from additional personnel associated with the maintenance of our Internet-based learning products and the development and deployment of new products, including our Next Generation HLC. Product development expenses for PMD decreased approximately $59,000 during 2006, approximating $329,000 for 2006 and $388,000 for 2005. This decline is primarily due to a reduction in product management personnel. The unallocated corporate portion of our product development expenses decreased approximately $111,000, or 43.4%, to $144,000 for 2006 from $255,000 for 2005. This decrease resulted from a shift of resources to support the product development efforts for our HCO products.
Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, increased approximately $1.6 million, or 28.8%, to $7.0 million for 2006 from $5.4 million for 2005, and approximated 22.1% and 19.9% of revenues for 2006 and 2005, respectively. The increase resulted from additional sales personnel and account management personnel to support our HCO business, increased direct marketing campaign expenses, stock based compensation expense, and increased spending associated with our annual customer conference, The Summit, which was attended by approximately 710 customer representatives in 2006 compared to approximately 540 in 2005. We expect sales and marketing expenses for the full year 2007 to increase, but remain comparable with the full year 2006 as a percentage of revenue.
Sales and marketing expense for HCO increased approximately $1.7 million, or 43.4%, to $5.6 million for 2006 from $3.9 million for 2005, and approximated 22.1% and 18.6% of HCO revenues for 2006 and 2005, respectively. The expense increases are associated with increases in sales and account management personnel, and increased spending associated with direct marketing campaigns and The Summit. Sales and marketing expense for PMD decreased approximately $110,000, or 8.4%, to $1.2 million for 2006 from $1.3 million for 2005, and approximated 18.9% and 21.1% of PMD revenues for 2006 and 2005, respectively. The decrease for PMD is associated with lower sales commissions. Sales and marketing expense for our unallocated corporate functions decreased modestly during 2006.
Depreciation and Amortization. Depreciation and amortization increased approximately $211,000, or 7.9%, to $2.9 million for 2006 from $2.7 million for 2005. Amortization increased $343,000 associated with additional content fees and capitalized software feature enhancements. Depreciation declined by $132,000 resulting from certain property and equipment reaching the end of their estimated useful lives and fewer capital expenditures needed to replace equipment, which somewhat offset the increase in amortization. We expect depreciation and amortization to increase during the full year 2007 compared to the full year 2006 due to increased amortization associated with capitalized software feature enhancements and content, and amortization of definite lived intangible assets associated with the acquisition of TJO.
Other General and Administrative. Other general and administrative expenses increased approximately $635,000, or 12.8%, to $5.6 million for 2006 from $5.0 million for 2005. This increase is primarily associated with stock based compensation expense of $358,000, personnel expense increases, higher employee recruiting costs, and expense increases associated with our status as a public company and other corporate support functions. Other general and administrative expenses as a percentage of revenues decreased to 17.6% for 2006 from 18.1% for 2005. The percentage decrease is a result of the increases in revenues.
Other Income/Expense. Other income/expense increased approximately $281,000, or 83.2%, to $619,000 for 2006 from $338,000 for 2005. This increase resulted from an increase in interest income on investment in marketable securities, attributable to both increased invested balances and higher rates of return. We expect interest income for the full year 2007 to decline due to the use of a significant portion of our cash and investments to acquire TJO in March 2007.
Provision for Income Taxes. The provision for income taxes for 2006 and 2005 is associated with the federal alternative minimum tax. Taxable income for both 2006 and 2005 was substantially offset by the utilization of our net operating loss carryforwards.
Net Income. Net income increased approximately $587,000, or 30.7%, to $2.5 million for 2006 from $1.9 million for 2005. The improvement over 2005 resulted from the increase in revenues and other factors mentioned above, noting that $682,000 of stock based compensation was expensed during 2006 with no comparable expense during 2005. Net income is expected to improve in 2007 compared to the full year 2006, resulting in diluted earnings per share between $0.13 and $0.15. These estimates reflect the acquisition of TJO, but are subject to the risks and uncertainties as further described in “Item 1A. Risk Factors” located elsewhere in this report.

2005 Compared to 2004
Revenues. Revenues increased approximately $7.3 million, or 36.4%, to $27.4 million for 2005 from $20.1 million for 2004. Revenues for 2005 consisted of $21.2 million for HCO and $6.2 million for PMD. In 2004, revenues consisted of $14.0 million for HCO and $6.1 million for PMD.
Revenues for HCO increased approximately $7.2 million, or 51.2%, during 2005 primarily related to survey and research revenues of $4.5 million resulting from the acquisition of DMR in March 2005, growth in our Internet-based HLC subscriber base of $2.0 million, $900,000 from growth in add-on courseware subscription revenues, and $158,000 from content maintenance services. These HCO revenue increases were partially offset by declines in revenues from maintenance and support fees associated with our installed learning management products of $368,000. Our Internet-based HLC subscriber base increased approximately 13% during 2005, from approximately 1,040,000 fully implemented subscribers at the end of 2004 to approximately 1,173,000 fully implemented subscribers at the end of 2005.
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
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $2.5 million, or 33.9%, to $9.8 million for 2005 from $7.3 million for 2004. This increase was the result of the acquisition of DMR’s survey and research service business, including personnel and other direct expenses, increased direct expenses associated with live events, increased royalties paid by us to content partners, and increased hosting expenses. These expense increases were partially offset by lower direct expenses associated with the decline in revenues from content development services.
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
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to 64.4% for 2005 from 63.7% during 2004. This improvement is a result of the change in revenue mix and related cost of revenues discussed above. Gross margins for HCO were 74.2% and 79.8% for 2005 and 2004, respectively. This decline resulted from the acquisition of DMR’s survey and research services, which yielded lower gross margins than our Internet-based products. Gross margins for PMD were 41.0% and 36.3% for 2005 and 2004, respectively. This improvement resulted from the change in revenue mix for PMD noted above. Gross margins for PMD are lower than HCO due to the higher costs associated with delivering live event and content development services, and variability of costs associated with project-based services.
Product development. Product development expenses increased approximately $397,000, or 15.7%, to $2.9 million for 2005 from $2.5 million for 2004. This increase resulted from increased personnel expenses associated with the DMR acquisition and additional personnel to support and maintain our Internet-based platform products. Product development efforts for 2005 consisted primarily of new courseware offerings, development of new software features, and the ongoing maintenance and support for our Internet-based platform. Product development expenses as a percentage of revenues decreased as a result of the increased revenues to 10.7% of revenues for 2005 from 12.6% of revenues for 2004. In addition to the expenses incurred, we also capitalized approximately $1.0 million and $900,000 of costs associated with development of software feature enhancements and content during 2005 and 2004, respectively.

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
Sales and marketing expense for HCO increased approximately $360,000, or 10.1%, to $3.9 million for 2005 from $3.6 million for 2004, and approximated 18.6% and 25.5% of revenues for 2005 and 2004, respectively. The expense increase is associated with both DMR personnel and increased spending associated with The Summit. Sales and marketing expense for PMD increased approximately $289,000, or 28.2%, to $1.3 million for 2005 from $1.0 million for 2004, and approximated 21.1% and 16.9% of revenues for 2005 and 2004, respectively. This increase for PMD was associated with increases in sales personnel and related commission expense. Sales and marketing expense for our unallocated corporate functions was comparable between periods.
Depreciation and Amortization. Depreciation and amortization increased approximately $572,000, or 27.1%, to $2.7 million for 2005 from $2.1 million for 2004. The increase was associated with amortization of DMR intangible assets, amortization of capitalized content and software feature enhancements, and depreciation of property and equipment.
Other General and Administrative. Other general and administrative expenses increased approximately $324,000, or 7.0%, to $5.0 million for 2005 from $4.6 million for 2004, and approximated 18.1% and 23.1% of revenues for 2005 and 2004, respectively. This expense increase resulted primarily from the additional personnel and office expenses associated with the DMR acquisition, and was partially offset by other corporate expense savings. The decrease as a percentage of revenues was the result of the increase in revenues.
Other Income/Expense. Other income/expense increased approximately $96,000, or 39.3%, to $338,000 for 2005 from $242,000 for 2004. This increase resulted from an increase in interest income on investment in marketable securities, and was partially offset by increased interest expense associated with capital lease obligations.
Provision for Income Taxes. The provision for income taxes for 2005 consisted of $21,500 associated with the federal alternative minimum tax. Taxable income for 2005 was substantially offset by the utilization of our net operating loss carryforwards.
Net Income (Loss). Net income was $1.9 million for 2005 compared to a net loss of $1.0 million for 2004. The improvement from a net loss in 2004 to net income in 2005 resulted from the increase in revenues and other factors mentioned above.

SELECTED QUARTERLY OPERATING RESULTS
The following tables set forth selected statement of operations data for the eight quarters ended December 31, 2006 both in absolute dollars and as a percentage of total revenues. The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.
Factors Affecting Quarterly Operating Results
Revenues from our subscription products are recognized ratably over the subscription term. Revenues from sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors resulting from the timing of conferences and live events as well as drug and product introductions and budget cycles for such companies. DMR’s survey and research revenues are impacted by seasonal factors resulting from the timing of survey cycles, with the fourth quarter comprising the highest percentage of annual revenues. The results of operations for DMR have been included in the Company’s statements of operations, effective March 29, 2005. Effective January 1, 2006, our results of operations include stock based compensation expense associated with the adoption SFAS No. 123(R) “Share-Based Payment.”

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$7,523	$8,224	$7,481	$8,556
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	2,575	3,162	2,378	2,754
Product development	889	837	891	886
Sales and marketing	1,629	2,033	1,648	1,710
Depreciation	336	328	375	367
Amortization	308	339	385	452
Other general and administrative expenses	1,237	1,397	1,509	1,450

Total operating costs and expenses	6,974	8,096	7,186	7,619
Income from operations	549	128	295	937
Other income, net	134	153	165	167

Income before income taxes	683	281	460	1,104
Provision (benefit) for income taxes	25	(8)	(14)	25

Net income	$658	$289	$474	$1,079

Net income per share:
Basic	$0.03	$0.01	$0.02	$0.05

Diluted	$0.03	$0.01	$0.02	$0.05

Weighted average shares of common stock outstanding:
Basic	21,284	21,475	21,619	21,928

Diluted	22,139	22,469	22,364	22,463

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$5,682	$6,806	$6,831	$8,040
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	2,036	2,460	2,392	2,858
Product development	636	743	720	829
Sales and marketing	1,190	1,601	1,340	1,321
Depreciation	408	402	374	354
Amortization	210	358	278	294
Other general and administrative expenses	1,156	1,272	1,245	1,285

Total operating costs and expenses	5,636	6,836	6,349	6,941
Income (loss) from operations	46	(30)	482	1,099
Other income, net	98	68	72	100

Income before income taxes	144	38	554	1,199
Provision for income taxes	—	15	—	7

Net income	$144	$23	$554	$1,192

Net income per share:
Basic	$0.01	$0.00	$0.03	$0.06

Diluted	$0.01	$0.00	$0.02	$0.05

Weighted average shares of common stock outstanding:
Basic	20,686	21,054	21,212	21,253

Diluted	21,467	22,064	22,357	21,881

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(% of Revenues)
STATEMENT OF OPERATIONS DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	34.2	38.4	31.8	32.2
Product development	11.8	10.2	11.9	10.3
Sales and marketing	21.7	24.7	22.0	20.0
Depreciation	4.5	4.0	5.1	4.3
Amortization	4.1	4.1	5.1	5.3
Other general and administrative expenses	16.4	17.0	20.2	16.9

Total operating costs and expenses	92.7	98.4	96.1	89.0
Income from operations	7.3	1.6	3.9	11.0
Other income, net	1.8	1.8	2.2	1.9

Income before income taxes	9.1	3.4	6.1	12.9
Provision (benefit) for income taxes	0.3	(0.1)	(0.2)	0.3

Net income	8.8	3.5	6.3	12.6

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(% of Revenues)
STATEMENT OF OPERATIONS DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	35.8	36.1	35.0	35.6
Product development	11.2	10.9	10.5	10.3
Sales and marketing	20.9	23.5	19.6	16.4
Depreciation	7.2	5.9	5.5	4.4
Amortization	3.7	5.3	4.1	3.7
Other general and administrative expenses	20.3	18.7	18.2	16.0

Total operating costs and expenses	99.2	100.4	92.9	86.3
Income (loss) from operations	0.8	(0.4)	7.1	13.7
Other income, net	1.7	1.0	1.1	1.2

Income before income taxes	2.5	0.6	8.1	14.9
Provision for income taxes	—	0.2	—	0.1

Net income	2.5	0.4	8.1	14.8

Liquidity and Capital Resources
Since our inception, we have financed our operations largely through proceeds from our IPO, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.
Net cash provided by operating activities was approximately $4.0 million during 2006 compared to $5.8 million during 2005. Although our revenues increased and net income improved over the prior year, working capital increases associated with accounts and unbilled receivables negatively impacted our cash flows from operations. Our primary sources of cash are generated from receipts from the sales of our products and services, as well as receipts associated with commercial support grants. Cash receipts associated with commercial support grants are often received after we have made payments for which such grants are to be used. At December 31, 2006, increases in our accounts and unbilled receivable balances were partially attributable to such timing. The $1.8 million increase in accounts receivable at December 31, 2006 compared to December 31, 2005 resulted in a corresponding increase in the number of days sales outstanding (DSO). DSO was 64 days for 2006 compared to 59 days for 2005. This increase resulted primarily from delays in cash receipts from commercial support grants, of which a portion relate to pass through expenses we paid during 2006. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The primary uses of cash to fund our operations include personnel expenses, payments of employee bonuses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses, as well as payments associated with content development. Cash generated from operating activities during 2005 resulted from cash receipts from customers and receipts of commercial support grants, which exceeded cash used to fund our operating expenses.

Net cash provided by investing activities was approximately $536,000 for 2006 while $3.1 million of cash was used in 2005. During 2006, the primary uses of cash related to payments associated with software feature enhancements and property and equipment purchases. These purchases were associated with development costs of our Next Generation HLC and other new products as well as hardware and software to support our Internet-based product infrastructure and leasehold improvements for our corporate headquarters. In addition, during 2006 we incurred approximately $270,000 of expenses associated with the March 2007 acquisition of TJO. These uses of cash were offset by the net proceeds from sales of investments in marketable securities. During 2005, we utilized approximately $9.5 million of cash and investments to purchase DMR, $752,000 for purchases of property and equipment and $626,000 for software feature enhancements, which was partially offset by net proceeds from sales of investments in marketable securities.
Cash provided by financing activities was approximately $466,000 and $722,000 during 2006 and 2005, respectively. The primary sources of cash for both 2006 and 2005 resulted from proceeds associated with the issuance of common stock from both the exercise of employee stock options and the Employee Stock Purchase Plan, offset by payments under capital lease obligations. Cash received from stock options is dependent on many factors, including our stock price, option exercise prices, and the option holder’s intent to exercise. Due to these factors we are unable to estimate future proceeds from stock options.
As of December 31, 2006, our primary source of liquidity was $12.8 million of cash and cash equivalents, restricted cash, investments in marketable securities, and related interest receivable. The Company also has a revolving credit facility loan agreement, of which the available balance was increased from $7.0 million to $10.0 million in February 2007, subject to certain covenants. We believe this loan agreement provides us additional ability to fund investments within our business, including any potential future business acquisitions. There were no amounts outstanding under this loan agreement as of December 31, 2006, and we had no indebtedness other than capital lease obligations.
We believe that our existing cash and cash equivalents, restricted cash, investments in marketable securities and related interest receivable, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. As part of our growth strategy, we are actively reviewing possible acquisitions that complement our products and services. On March 12, 2007, we acquired TJO for $11.6 million in cash, utilizing a significant portion of our cash and investment balances, and 252,616 shares of our common stock. We anticipate that any future acquisitions would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity or debt securities and/or borrowings under our revolving credit facility, or other facility, to finance any future acquisitions. The issuance of our stock as consideration for an acquisition would have a dilutive effect and could adversely affect our stock price. There can be no assurance that additional sources of financing will be available to us on acceptable terms, or at all, to consummate any acquisitions. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.
Commitments and Contingencies
We expect that our capital expenditures, software feature enhancements, and content purchases will approximate $5.0 million in 2007. We expect to fund these capital expenditures with existing cash and investments and from cash generated from operations, and if necessary from our revolving credit facility. From January 1 through February 28, 2007, we had capital expenditures of approximately $527,000, primarily related to hardware, software, content, and software feature enhancements.
Our strategic alliances have typically provided for payments to content partners based on revenues and development partners and other parties based on services rendered. We expect to continue similar arrangements in the future. We also have commitments for our live event services associated with securing hotel arrangements, which are typically fully funded from commercial support grants. In addition to these commitments, we have capital lease obligations for computer hardware and operating lease commitments for our operating facilities in Nashville, TN, Franklin, TN, and Denver, CO, and a closed facility in Dallas, TX, which we sublease.
A summary of future anticipated payments for commitments and other contractual obligations as of December 31, 2006 are outlined below:

	Payments due by period
				More than 5
	Less than 1 year	1-3 years	3-5 years	years	Total
Capital lease obligations	$193,611	$111,334	$—	$—	$304,945
Operating leases	706,626	779,743	116,407	—	1,602,776
Purchase commitments	217,892	97,200	—	—	315,092
Other contractual obligations	1,436,687	—	—	—	1,436,687

Total	$2,554,816	$988,277	$116,407	$—	$3,659,500

Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements are included in the table of commitments listed above. In addition, the Company’s other significant off-balance sheet arrangement relates to the Revolving Credit Facility, and is described further in Note 13 to the Company’s consolidated financial statements contained elsewhere in this report.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements, and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial position and results of operations. The Company is required to adopt the provisions of FIN 48 effective January 1, 2007.
On September 15, 2006, the FASB issued, SFAS No. 157, “Fair Value Measurements.” The standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is in the process of evaluating the impact of this new standard on the Company’s financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This new standard provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB believes that Statement 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and No. 107. This Statement is effective beginning January 1, 2008 for the Company, with early adoption permitted under certain circumstances. Management is currently evaluating the impact that adoption of SFAS No. 159 will have on the Company’s financial position and results of operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2006, we had no outstanding indebtedness other than approximately $283,000 of capital lease obligations. In February 2007, we increased the amount available under our revolving credit facility from $7.0 million to $10.0 million. We may become subject to interest rate market risk associated with borrowings under this credit facility, which bears interest at a variable rate based on the 30 Day LIBOR Rate plus 150 basis points. We are also exposed to market risk with respect to our cash and investment balances. At December 31, 2006, the Company had cash and cash equivalents, restricted cash, investments in marketable securities, and related interest receivable totaling approximately $12.8 million. Current investment rates of return approximate 5.0-5.5%. Assuming a 5.25% rate of return on $12.8 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $67,000.
The Company manages its investment risk by investing in corporate debt securities, foreign corporate debt, secured corporate debt, and municipal debt securities with minimum acceptable credit ratings. For certificates of deposit and corporate obligations, ratings must be A2/A or better; A1/P1 or better for commercial paper; A2/A or better for taxable or tax advantaged auction rate securities and AAA or better for tax free auction rate securities. The Company also requires that all securities must mature within 24 months from the original settlement date, the average portfolio shall not exceed 18 months, and the greater of 10% or $5.0 million shall mature within 90 days. Further, the Company’s investment policy also limits concentration exposure and other potential risk areas. As of December 31, 2006, all of our investments in marketable securities were in auction rate securities. During March 2007, all investments in marketable securities, totaling approximately $1.7 million, were sold in order to fund the acquisition of TJO.
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
We have audited the accompanying consolidated balance sheets of HealthStream, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 27, 2007

HEALTHSTREAM, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$10,725,780	$5,726,151
Investments in marketable securities	1,700,000	6,175,000
Restricted cash	264,714	238,538
Interest receivable	68,435	54,524
Accounts receivable, net of allowance for doubtful accounts of $112,234 and $115,090 at December 31, 2006 and 2005, respectively	6,518,624	4,691,402
Accounts receivable — unbilled	1,274,511	706,011
Prepaid development fees, net of amortization	1,055,135	548,084
Other prepaid expenses and other current assets	603,461	488,324

Total current assets	22,210,660	18,628,034
Property and equipment:
Equipment	8,218,525	7,446,451
Leasehold improvements	1,773,701	1,281,460
Furniture and fixtures	1,091,494	1,011,877

	11,083,720	9,739,788
Less accumulated depreciation and amortization	(8,899,863)	(7,636,306)

	2,183,857	2,103,482

Capitalized software feature enhancements, net of accumulated amortization of $622,298 and $249,276 at December 31, 2006 and 2005, respectively	2,572,111	720,447
Goodwill	10,317,393	10,317,393
Intangible assets, net of accumulated amortization of $7,756,161 and $7,247,828 at December 31, 2006 and 2005, respectively	2,755,981	3,264,314
Other assets	968,484	182,470

Total assets	$41,008,486	$35,216,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,616,105	$933,895
Accrued liabilities	2,465,123	1,487,568
Accrued compensation and related expenses	874,064	639,468
Registration liabilities	240,399	231,142
Commercial support liabilities	315,210	1,239,124
Deferred revenue	5,375,625	4,502,924
Current portion of capital lease obligations	176,574	166,022

Total current liabilities	11,063,100	9,200,143
Capital lease obligations, less current portion	106,780	215,856
Other long term liabilities	204,167	—
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,928,687 and 21,574,904 shares issued and outstanding at December 31, 2006 and 2005, respectively	95,134,550	93,799,932
Accumulated deficit	(65,500,111)	(67,999,791)

Total shareholders’ equity	29,634,439	25,800,141

Total liabilities and shareholders’ equity	$41,008,486	$35,216,140

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2006	2005	2004
Revenues, net	$31,783,469	$27,359,406	$20,057,308
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	10,869,303	9,745,470	7,277,173
Product development	3,502,790	2,928,112	2,531,177
Sales and marketing	7,020,051	5,452,168	4,798,687
Depreciation	1,405,616	1,537,959	1,366,216
Amortization of intangibles, content fees and software feature enhancements	1,483,552	1,140,481	740,542
Other general and administrative expenses	5,593,026	4,958,508	4,634,377

Total operating costs and expenses	29,874,338	25,762,698	21,348,172

Income (loss) from operations	1,909,131	1,596,708	(1,290,864)
Other income (expense):
Interest and other income	657,431	367,707	258,144
Interest expense	(36,715)	(23,524)	(13,095)
Other expense	(2,123)	(6,463)	(2,565)

Total other income (expense)	618,593	337,720	242,484
Income (loss) before income taxes	2,527,724	1,934,428	(1,048,380)
Provision for income taxes	28,044	21,500	—

Net income (loss)	$2,499,680	$1,912,928	$(1,048,380)

Net income (loss) per share:
Basic	$0.12	$0.09	$(0.05)

Diluted	$0.11	$0.09	$(0.05)

Weighted average shares of common stock outstanding:
Basic	21,576,553	21,051,373	20,585,825

Diluted	22,358,648	21,942,182	20,585,825

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2003	20,455,746	$91,416,853	$(68,864,339)	$5,475	$22,557,989
Net loss	—	—	(1,048,380)	—	(1,048,380)
Unrealized loss on investments in marketable securities, net of tax	—	—	—	(5,475)	(5,475)

Comprehensive loss					(1,053,855)
Exercise of stock options	121,503	148,804	—	—	148,804
Issuance of common stock to Employee Stock Purchase Plan	90,266	76,726	—	—	76,726

Balance at December 31, 2004	20,667,515	91,642,383	(69,912,719)	—	21,729,664
Net income	—	—	1,912,928	—	1,912,928
Exercise of stock options	344,413	654,955	—	—	654,955
Issuance of common stock to Employee Stock Purchase Plan	83,742	159,445	—	—	159,445
Issuance of common stock in connection with acquisition	479,234	1,343,149	—	—	1,343,149

Balance at December 31, 2005	21,574,904	93,799,932	(67,999,791)	—	25,800,141
Net income	—	—	2,499,680	—	2,499,680
Stock based compensation	—	682,068	—	—	682,068
Exercise of stock options	285,681	490,467	—	—	490,467
Issuance of common stock to Employee Stock Purchase Plan	68,102	162,083	—	—	162,083

Balance at December 31, 2006	21,928,687	$95,134,550	$(65,500,111)	$—	$29,634,439

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$2,499,680	$1,912,928	$(1,048,380)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,405,616	1,537,959	1,366,216
Amortization of intangibles, content fees and software feature enhancements	1,483,552	1,140,481	740,542
Stock based compensation expense	682,068	—	—
Impairment of capitalized software feature enhancements	—	55,000	—
Provision for doubtful accounts	15,000	40,000	40,000
Realized loss on disposal of property and equipment	2,713	5,698	1,153
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts and unbilled receivables	(2,410,722)	(524,468)	(1,415,518)
Restricted cash	(26,176)	(54,497)	539,837
Interest receivable	(13,911)	(28,625)	93,364
Prepaid development fees	(730,083)	(428,509)	(612,948)
Other prepaid expenses and other current assets	(115,137)	164,614	197,443
Other assets	2,806	91,044	(65,485)
Accounts payable	682,210	68,155	(34,036)
Accrued liabilities and compensation	657,151	475,073	260,723
Registration liabilities	9,257	56,445	(560,568)
Commercial support liabilities	(923,914)	860,231	378,893
Deferred revenue	777,701	427,710	807,035

Net cash provided by operating activities	3,997,811	5,799,239	688,271

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(9,524,076)	—
Proceeds from maturities and sale of investments in marketable securities	18,785,000	20,500,000	18,951,000
Purchases of investments in marketable securities	(14,303,816)	(12,650,000)	(19,077,045)
Other assets	(270,004)	—	—
Collection of note receivable — related party	—	—	233,003
Payments associated with capitalized software feature enhancements	(2,274,684)	(626,122)	(312,806)
Purchases of property and equipment	(1,400,637)	(752,222)	(1,620,906)

Net cash provided by (used in) investing activities	535,859	(3,052,420)	(1,826,754)

FINANCING ACTIVITIES:
Issuance of common stock to Employee Stock Purchase Plan	162,083	159,445	76,726
Proceeds from exercise of stock options	490,467	654,955	148,804
Payments on capital lease obligations	(186,591)	(92,440)	(49,482)

Net cash provided by financing activities	465,959	721,960	176,048

Net increase (decrease) in cash and cash equivalents	4,999,629	3,468,779	(962,435)
Cash and cash equivalents at beginning of period	5,726,151	2,257,372	3,219,807

Cash and cash equivalents at end of period	$10,725,780	$5,726,151	$2,257,372

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$36,404	$23,524	$13,095

Income taxes paid	$21,000	$15,000	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred	$88,067	$420,777	$62,804

Acquisition of content rights in exchange for future services	$904,167	$—	$—

Issuance of common stock in connection with acquisition of company	$—	$1,343,149	$—

Effects of acquisition:
Estimated fair value of tangible assets acquired	$—	$718,357	$—
Estimated fair value of liabilities assumed	—	(494,026)	—
Purchase price in excess of net tangible assets acquired	—	10,660,705	—
Less fair value of stock issued	—	(1,343,149)	—

Cash paid	—	9,541,887	—
Less cash acquired	—	(17,811)	—

Net cash paid for acquisition	$—	$9,524,076	$—

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity
HealthStream, Inc. (the “Company”) was incorporated in 1990 as a Tennessee corporation and is headquartered in Nashville, Tennessee. We provide Internet-based services and solutions to meet the ongoing training, information, and education needs of the healthcare community. These solutions provide, deliver and track computer based education for our customers in the United States through our application service provider (ASP) products and installed learning management products. We also provide healthcare organizations a wide range of quality and satisfaction surveys, analyses of survey results, and other research-based services. We also develop, manage, and distribute live, online and print education and training activities for provider-based healthcare professionals and physicians as well as online education and training activities for sales representatives, which are all supported by pharmaceutical and medical device companies.
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
We have classified capitalized software feature enhancements as a separate long term asset in our financial statements based on our increased investments in software feature enhancements during 2006. We have made a corresponding reclassification to the December 31, 2005 balance sheet to present separately capitalized software feature enhancements which were previously included within “Prepaid expenses and other current assets” and “Other assets.” We have also reclassified our payments associated with capitalized software feature enhancements to present those payments in the investing activities section within the statement of cash flows for the years ended December 31, 2006, 2005, and 2004.
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

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense were as follows:

	Allowance Balance at	Charged to Costs and		Allowance Balance at
	Beginning of Period	Expenses	Write-offs	End of Period
Year ended December 31,
2006	$115,090	$15,000	$17,856	$112,234
2005	$234,167	$40,000	$159,077	$115,090
2004	$278,502	$40,000	$84,335	$234,167
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
Capitalized Software Feature Enhancements
We account for capitalized software feature enhancements in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software feature enhancements are stated on the basis of cost, and are presented net of accumulated amortization. We capitalize costs incurred during the development phase for such projects when such costs are material. These assets are amortized using the straight-line method, generally over one to four years. The Company capitalized approximately $2.3 million and $626,000 during 2006 and 2005, respectively. Maintenance and operating costs are expensed as incurred. As of December 31, 2006 and 2005, we had no capitalized internal development costs for computer software developed for resale.
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

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Intangible assets acquired through acquisitions are comprised of content, contract rights, customer relationships, non-competition agreements and favorable lease rights. As of December 31, 2006 intangible assets with remaining unamortized balances include contract rights, customer relationships and non-competition agreements recorded in connection with the acquisition of Data Management and Research, Inc. (DMR). Intangible assets are considered to have definite useful lives and are being amortized on a straight line basis over the expected periods to be benefited, generally three to five years for content, two to eight years for contract rights, customer lists and customer relationships, six months to three years for non-competition agreements, and over the lease term for favorable lease rights. Our weighted average amortization period for definite lived intangible assets as of December 31, 2006 is 7.7 years. Intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable.
Long-Lived Assets
We account for assets of a long term nature (“long-lived assets”) in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. We measure any impairment at the reporting unit level based on discounted future cash flows from the reporting unit including the long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates the carrying value of long-lived assets, including property and equipment, other assets and intangible assets. We recorded a $55,000 impairment charge within our HCO segment associated with capitalized software feature enhancements for the year ended December 31, 2005. There were no impairments identified or recorded for the years ended December 31, 2006 or 2004.
Other Assets
Other assets are comprised of the long term portion of content development fees and other assets of a long term nature.
Income Taxes
Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management reviews the realizability of deferred tax assets each period and has established a full valuation allowance for net deferred tax assets at year-end in order to reduce deferred tax assets to amounts that are more likely than not expected to be realized. Under SFAS No. 109, all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. SFAS No. 109 identifies four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Until the Company has a period of sustained and predictable profitability consistent with realizing some portion of the benefit from deferred tax assets, a valuation allowance will be maintained.
Commercial Support Liabilities
Commercial support liabilities represent grant funds received from entities supporting educational activities, such as live events, in which we are the accredited provider. The funds are unrestricted, and are primarily used to pay for expenses associated with conducting the event.
Accrual for Service Interruptions
We maintain an accrual for service interruptions that may occur from our Internet-based learning products. The accrual is estimated using management’s judgment and analysis of potential risk of loss associated with downtime of our hosted applications. At December 31, 2006, and 2005, the accrual for service interruptions balance was approximately $314,000 and $264,000, respectively, and is included on the accompanying consolidated balance sheets under the caption “accrued liabilities.”
Advertising
We expense the costs of advertising as incurred in accordance with SOP 93-7, “Reporting on Advertising Costs.” Advertising expense for the years ended December 31, 2006, 2005, and 2004 was approximately $329,000, $123,000, and $226,000, respectively.
Shipping and Handling Costs
Shipping and handling costs that are associated with our products and services are included in cost of revenues.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Product Development Costs
Product development costs include internal and external costs to develop and convert content for our Internet-based learning and installed learning management products. We account for these assets in accordance with EITF Issue No. 00-2 “Accounting for Web Site Development Costs.” We capitalize the cost of content developed by third parties where the life expectancy is greater than one year and the anticipated cash flows from such content is expected to exceed its cost. The Company capitalized approximately $399,000 and $429,000 of content development costs during 2006 and 2005, respectively. Capitalized content development costs are included in the accompanying consolidated balance sheets under the captions “prepaid development fees” and “other assets.” We amortize content development over its expected life, which is generally one to three years. Content development costs that have been capitalized are subject to a periodic impairment review in accordance with our policy. We did not capitalize any internal Web site development costs during 2006 or 2005, since the costs were related to planning or operation of such products and sites.
Net Income (Loss) Per Share
We compute net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of Statement 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. Common equivalent shares that have an anti-dilutive effect on diluted net income (loss) per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2006, 2005, and 2004.
Concentrations of Credit Risk and Significant Customers
We place our temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits.
We sell our learning management systems and other education services to various companies in the healthcare industry that are located in the United States. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from customers. We have one significant customer, HCA, who comprised approximately 11%, or $3.5 million, of net revenues during 2006 for our HCO segment, approximately 14% or $3.9 million, of net revenues during 2005, and approximately 15%, or $2.9 million, of net revenues during 2004. The total amounts receivable from HCA at December 31, 2006 and 2005 were approximately $470,000 and $250,000, respectively.
Stock Based Compensation
As of December 31, 2006, the Company has two stock based compensation plans, which are described in Note 11. Prior to January 1, 2006, we accounted for stock option grants in accordance with Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” and related interpretations. During the years ended December 31, 2005 and 2004, we did not recognize stock based compensation expense within our consolidated statements of operations because the exercise price of our employee stock options was not less than the market price of the underlying stock on the date of grant.
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. The Company adopted SFAS No. 123(R) on January 1, 2006 and implemented it using the modified-prospective method for transition purposes. Therefore, prior period financial results have not been restated. The modified-prospective method requires compensation expense to be recorded for all unvested share-based payments outstanding prior to adoption and for all share-based payments issued subsequent to adoption using a fair value approach. We use the Black Scholes option pricing model for calculating the fair value of awards issued under our stock based compensation plans.
The impact on our results from operations during 2006 from adopting SFAS No. 123(R) resulted in additional compensation expense of approximately $682,000, or $0.03 per diluted share.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Prior to adopting SFAS No. 123(R), we accounted for our stock based compensation plans under the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations. The following pro forma table reflects our net income (loss) and net income (loss) per share had the fair value provisions of SFAS No. 123 “Accounting for Stock Based Compensation” been followed during the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
Net income (loss) as reported	$1,912,928	$(1,048,380)
Add: Stock based employee compensation expense included in reported net income (loss), net of related taxes	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(586,804)	(542,560)

Pro forma net income (loss)	$1,326,124	$(1,590,940)

Basic net income (loss) per share — as reported	$0.09	$(0.05)

Basic net income (loss) per share — pro forma	$0.06	$(0.08)

Diluted net income (loss) per share — as reported	$0.09	$(0.05)

Diluted net income (loss) per share — pro forma	$0.06	$(0.08)

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
Newly Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements, and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial position and results of operations. The Company is required to adopt the provisions of FIN 48 effective January 1, 2007.
On September 15, 2006, the FASB issued, SFAS No. 157, “Fair Value Measurements.” The standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is in the process of evaluating the impact of this new standard on the Company’s financial position and results of operations.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This new standard provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB believes that Statement 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and No. 107. This Statement is effective beginning January 1, 2008 for the Company, with early adoption permitted under certain circumstances. Management is currently evaluating the impact that adoption of SFAS No. 159 will have on the Company’s financial position and results of operations.
2. BUSINESS COMBINATION
On March 28, 2005, the Company acquired all of the stock of DMR for approximately $10.7 million, consisting of $9.1 million in cash and 479,234 shares of our common stock, of which 319,489 shares were released from escrow on September 28, 2006. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $0.4 million. Goodwill recorded in connection with the acquisition will generate deductible amortization for federal income tax purposes. DMR provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. The results of operations for DMR have been included in the Company’s statement of operations, effective March 29, 2005. The allocation of purchase price was as follows:

Estimated fair value of tangible assets acquired	$718,357
Estimated fair value of liabilities assumed	(494,026)
Purchase price in excess of net tangible assets acquired	10,660,705
Less fair value of stock issued	(1,343,149)

Cash paid	9,541,887
Less cash acquired	(17,811)

Net cash paid for acquisition	$9,524,076

The purchase price in excess of the net tangible assets acquired was allocated as follows:

Goodwill	$7,010,705
Customer related intangibles	$3,400,000
Non-compete agreement	$250,000
The following unaudited pro forma results of operations for the year ended December 31, 2005 gives effect to the operations of DMR as if the acquisition had occurred as of January 1, 2005. These unaudited pro forma results of operations include certain adjustments arising from the acquisition such as owner compensation and amortization expense. The pro forma results of operations do not purport to represent what the Company’s results of operations would have been had such transactions in fact occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.

Revenue (pro-forma)	$28,769,609

Net income (pro-forma)	$2,400,039

Net income per share (pro-forma):
Basic	$0.11

Diluted	$0.11

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. SHAREHOLDERS’ EQUITY
Common Stock
We are authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of December 31, 2006 and 2005 was 21,928,687 and 21,574,904, respectively.
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
Warrants
In connection with a distribution agreement we entered into during 1999, we provided a business partner with a warrant to purchase 245,032 shares of our common stock at $4.06 per share. The warrants expire in June 2009 and no part of the warrant has been exercised as of December 31, 2006.
4. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net income (loss)	$2,499,680	$1,912,928	$(1,048,380)

Denominator:
Weighted-average shares outstanding:
Basic	21,576,553	21,051,373	20,585,825
Employee stock options and escrowed shares	782,095	890,809	—

Diluted	22,358,648	21,942,182	20,585,825

Net income (loss) per share:
Basic	$0.12	$0.09	$(0.05)

Diluted	$0.11	$0.09	$(0.05)

For the years ended December 31, 2006, 2005, and 2004, the calculation of weighted average and equivalent shares excluded options and warrants that were anti-dilutive. The equivalent common shares related to such options and warrants were 1,964,460 in 2006, 1,447,561 in 2005 and 3,048,842 in 2004.
In March 2007, the Company granted stock options to its management group to purchase up to 436,000 shares. The grants were made on March 7, 2007 and March 12, 2007 with exercise prices of $3.75 and $3.91 per share, respectively. These options vest over four years and expire eight years after issuance.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. INVESTMENTS IN MARKETABLE SECURITIES
At December 31, 2006, investments in marketable securities, which were all classified as available-for-sale and considered to be short-term based on management’s intent of holding such securities for less than 12 months, included the following:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
Auction Rate Securities	$1,700,000	$—	$—	$1,700,000

At December 31, 2005, investments in marketable securities, which were all classified as available-for-sale and considered to be short-term based on management’s intent of holding such securities for less than 12 months, included the following:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
Auction Rate Securities	$6,175,000	$—	$—	$6,175,000

The scheduled maturities of the above auction rate securities at December 31, 2006 is shown below:

Maturing after ten years	$1,700,000

6. GOODWILL
We account for goodwill under the provisions of Statement 142, which specifies the approach and timing for evaluating impairment of intangible assets, and also requires that goodwill be tested for impairment at least annually using a fair value method. We test goodwill for impairment using a discounted cash flow model. The technique used to determine the fair value of our reporting units is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges, which could adversely impact our operating results for the period in which such a determination is made. We perform our annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists. During our annual impairment evaluation in the fourth quarter of 2006 and 2005, the results of our goodwill impairment analysis indicated the fair value of our reporting units exceeded their carrying values. Therefore no impairment existed at December 31, 2006 and 2005.
On March 28, 2005 we acquired DMR. We recorded goodwill of $7,010,705 in connection with this acquisition, which will generate deductible amortization for federal income tax purposes. The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	HCO	PMD	Total
Balance at January 1, 2006	$8,993,666	$1,323,727	$10,317,393
Changes in carrying value of goodwill	—	—	—

Balance at December 31, 2006	$8,993,666	$1,323,727	$10,317,393

	HCO	PMD	Total
Balance at January 1, 2005	$1,982,961	$1,323,727	$3,306,688
Changes in carrying value of goodwill	7,010,705	—	7,010,705

Balance at December 31, 2005	$8,993,666	$1,323,727	$10,317,393

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS
All intangible assets have been evaluated in accordance with Statement 142 and are considered to have finite useful lives. The intangibles are being amortized over their estimated useful lives, ranging from one to eight years. Amortization of intangible assets was approximately $508,000, $552,000, and $344,000, for the years ended December 31, 2006, 2005 and 2004, respectively.
Identifiable intangible assets are comprised of the following:

	As of December 31, 2006			As of December 31, 2005
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Customer related	$6,340,000	$(3,687,243)	$2,652,757	$6,340,000	$(3,262,243)	$3,077,757
Content	3,500,000	(3,500,000)	—	3,500,000	(3,500,000)	—
Other	672,142	(568,918)	103,224	672,142	(485,585)	186,557

Total	$10,512,142	$(7,756,161)	$2,755,981	$10,512,142	$(7,247,828)	$3,264,314

Estimated amortization expense for the years ending December 31, is as follows:

2007	$508,333
2008	444,891
2009	425,000
2010	425,000
2011	425,000
Thereafter	527,757

Total	$2,755,981

8. CONTENT RIGHTS AND DEFERRED SERVICE CREDITS
During the second quarter of 2006, we completed updates and maintenance required to publish certain courseware owned by one of our customers and were provided the right to distribute and resell such courseware to our Internet-based customers. In exchange for receipt of an exclusive license to distribute and resell this courseware, we provided the customer with service credits that can be used to make future purchases of our products and services. We accounted for this transaction in accordance with Accounting Principles Board Opinion No. 29 “Accounting for Nonmonetary Transactions” as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets.” The initial value assigned to the content rights and the deferred service credits was $904,167, which represents the estimated fair value of the assets relinquished. The content rights are classified within prepaid development fees and other assets, and the service credits are classified within accrued liabilities and other long term liabilities on our condensed consolidated balance sheet as of December 31, 2006.
The service credits will be issued annually through December 31, 2008, and expire twenty-four months after issuance. Any unused credits will be forfeited. As of December 31, 2006, we were obligated to issue remaining credits of $759,167 through December 31, 2008. Additional service credits may be provided in the future if the customer provides additional courseware rights to us. The content rights are being amortized on a straight-line basis through December 31, 2008. Revenues for services provided in exchange for service credits will be recognized in accordance with our revenue recognition policies.
9. BUSINESS SEGMENTS
We have two reportable segments, services provided to healthcare organizations and professionals (HCO) and services provided to pharmaceutical and medical device companies (PMD). On March 28, 2005, we acquired DMR, a company focused on offering healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. Accordingly, DMR is included in our HCO business segment. The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” We manage and operate our business segments based on the markets they serve and the products and services provided to those markets. Substantially all sales from both business units during 2006 were made to customers in the United States.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. BUSINESS SEGMENTS (continued)
The following is our business segment information as of and for the years ended December 31, 2006, 2005 and 2004. We measure segment performance based on operating loss before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and depreciation. The unallocated component below includes corporate functions, such as accounting, human resources, legal, marketing, administrative, and executive personnel, as well as depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance.

	Year ended December 31, 2006
	HCO	PMD	Unallocated	Consolidated
Revenues, net	$25,431,875	$6,351,594	$—	$31,783,469
Cost of revenues (excluding depreciation and amortization)	5,467,808	4,708,633	692,862	10,869,303
Product development	3,029,751	328,793	144,246	3,502,790
Sales and marketing	5,629,316	1,202,973	187,762	7,020,051
Depreciation and amortization	1,417,335	64,856	1,406,977	2,889,168
Other general and administrative	158,293	63,730	5,371,003	5,593,026

Segment income (loss) from operations	$9,729,372	$(17,391)	$(7,802,850)	$1,909,131

*Segment assets	$21,608,441	$5,507,828	$13,892,217	$41,008,486

Purchases of property and equipment	$683,188	$206,569	$510,880	$1,400,637

Payments associated with capitalized software feature enhancements	$2,255,403	$19,281	$—	$2,274,684

	Year ended December 31, 2005
	HCO	PMD	Unallocated	Consolidated
Revenues, net	$21,148,413	$6,210,993	$—	$27,359,406
Cost of revenues (excluding depreciation and amortization)	5,453,671	3,665,963	625,836	9,745,470
Product development	2,285,119	388,117	254,876	2,928,112
Sales and marketing	3,924,604	1,312,906	214,658	5,452,168
Depreciation and amortization	930,055	200,552	1,547,833	2,678,440
Other general and administrative	209,898	138,478	4,610,132	4,958,508

Segment income (loss) from operations	$8,345,066	$504,977	$(7,253,335)	$1,596,708

*Segment assets	$17,440,077	$4,666,897	$13,109,166	$35,216,140

Purchases of property and equipment	$316,019	$145,938	$290,265	$752,222

Payments associated with capitalized software feature enhancements	$567,936	$58,186	$—	$626,122

	Year ended December 31, 2004
	HCO	PMD	Unallocated	Consolidated
Revenues, net	$13,988,818	$6,068,490	$—	$20,057,308
Cost of revenues (excluding depreciation and amortization)	2,826,444	3,865,545	585,184	7,277,173
Product development	2,008,007	378,569	144,601	2,531,177
Sales and marketing	3,564,673	1,024,406	209,608	4,798,687
Depreciation and amortization	338,012	402,530	1,366,216	2,106,758
Other general and administrative	173,246	115,824	4,345,307	4,634,377

Segment income (loss) from operations	$5,078,436	$281,616	$(6,650,916)	$(1,290,864)

*Segment assets	$6,496,190	$4,254,682	$17,684,815	$28,435,687

Purchases of property and equipment	$608,200	$340,131	$672,575	$1,620,906

Payments associated with capitalized software feature enhancements	$312,806	$—	$—	$312,806

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software feature enhancements, property and equipment, and intangible assets. Investments in marketable securities and cash and cash equivalents are not allocated to individual segments, and are included within Unallocated.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES
The provision for income taxes is comprised of:

	Year Ended December 31,
	2006	2005	2004
Current federal	$28,044	$21,500	$—
Current state	—	—	—
Deferred federal	—	—	—
Deferred state	—	—	—

Provision for income taxes	$28,044	$21,500	$—

Income tax provision (benefit) differs from the amounts computed by applying the federal statutory rate of 34% to the income (loss) before income taxes as follows:

	Year Ended December 31,
	2006	2005	2004
Federal tax provision (benefit) at the statutory rate	$859,427	$657,705	$(356,449)
State income tax provision (benefit), net of federal benefit	102,681	80,275	(39,631)
Other	254,624	(32,265)	(94,670)
(Decrease) increase in valuation allowance	(1,188,688)	(684,215)	490,750

Provision for income taxes	$28,044	$21,500	$—

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$42,649	$43,734
Differences related to business combinations	772,817	1,105,153
Depreciation	467,503	396,098
Accrued liabilities	318,201	296,609
Difference related to warrants	1,227,388	1,227,388
Research and development credits	285,787	322,469
Stock based compensation	57,006	—
Alternative minimum tax credits	49,544	21,500
Other	13,541	13,416
Net operating loss carryforwards	15,041,694	15,842,174

Total deferred tax assets	18,276,130	19,268,541
Less: Valuation allowance	(18,276,130)	(19,268,541)

Net deferred tax asset	$—	$—

As of December 31, 2006, we had federal and state net operating loss carryforwards of $40,541,767 and $31,437,329, respectively. These losses will expire in years 2012 through 2024. As of December 31, 2006, $2,522,368 of our net operating loss carryforwards is attributable to the exercise of stock options, and if realized, the tax benefit will be recorded as an increase to additional paid-in capital. Our net operating loss carryforwards are subject to annual limitations under Internal Revenue Code Section 382. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before they are fully utilized. During the year, the valuation allowance decreased by $992,411, which was comprised of a $1,188,688 decrease related to current taxes and an increase of $196,277 related to the exercise of stock options.
We have research and development tax credit carryforwards of $285,787 that expire in varying amounts through 2024. We have alternative minimum tax credit carryforwards of $49,544 that are available to offset future regular tax liabilities and they do not expire.
We have established a valuation allowance for deferred tax assets at December 31, 2006 and 2005, due to the uncertainty of realizing these assets in the future. Federal income tax payments of $21,000, $15,000, and $-0- were made during the years ended December 31, 2006, 2005, and 2004, respectively. There were no state income tax payments made during the years ended December 31, 2006, 2005, and 2004.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK BASED COMPENSATION
Total stock based compensation expense recorded, as a result of adopting Statement 123(R), for the year ended December 31, 2006, which is recorded in our statements of operations, is as follows:

Cost of revenues (excluding depreciation and amortization)	$53,790
Product development	142,058
Sales and marketing	127,953
Other general and administrative	358,267

Total stock based compensation expense	$682,068

Stock Option Plans
Our 2000 Stock Incentive Plan (2000 Plan) and 1994 Employee Stock Option Plan (1994 Plan) (the 2000 Plan and the 1994 Plan are collectively referred to as “the Plan”) authorize the grant of options or other forms of stock based compensation to employees, officers, directors and others, and such grants must be approved by the Compensation Committee of the Board of Directors. The terms of both plans are substantially similar. Options granted under the Plan have terms of no more than ten years, with certain restrictions. The Plan allows the Compensation Committee of the Board of Directors to determine the vesting period of each grant. The vesting period of the options granted ranges from immediate vesting (generally associated with professional consulting boards and directors’ options) to annual vesting over four years, beginning one year after the grant date (generally for employee and officer options). As of December 31, 2006, 2,126,123 shares of unissued common stock remained reserved for future grants under the Plan. The Company issues new shares of common stock when options are exercised.
The weighted average fair value of options granted was estimated using the Black-Scholes method. The ranges of assumptions used for these estimates include:

	2006	2005	2004
Risk-free interest rate	4.55 - 5.07%	3.77 - 4.45%	2.50-3.50%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	5 to 8	5 to 8	5 to 8
Expected forfeiture rate	0 -15%	0%	0%
Volatility	75%	75%	75%
Risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the option grant having a term equivalent to the expected life of the option.
Expected dividend yield is zero because the Company has not made any dividend payments in its history and does not plan to pay dividends in the foreseeable future.
Expected life is the period of time the option is expected to remain outstanding, and is based on historical experience. The contractual option life ranges from eight to ten years. We estimate the expected life of options granted to members of management to be five years and eight years for directors.
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
We amortize the fair value of all stock based awards on a straight-line basis over the requisite service period, which generally is the vesting period.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK BASED COMPENSATION (continued)
A progression of activity and various other information relative to stock options is presented in the table below.

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Common	Exercise	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding — beginning of period	2,794,415	$3.41	2,813,810	$3.27	2,840,880	$3.28
Granted	516,420	2.99	438,000	3.10	460,000	2.59
Exercised	(285,681)	1.72	(344,413)	1.90	(121,503)	1.22
Expired	(69,725)	4.81	(17,616)	1.77	(19,008)	5.86
Forfeited	(148,750)	2.37	(95,366)	3.76	(346,559)	3.03

Outstanding — end of period	2,806,679	$3.52	2,794,415	$3.41	2,813,810	$3.27

Exercisable at end of period	1,887,429	$3.86	1,886,164	$3.83	1,993,435	$3.81

Other information relative to option activity during the years ended December 31, 2006, 2005, and 2004 is as follows:

	Year Ended December 31,
	2006	2005	2004
Weighted average grant date fair value of stock options granted	$2.01	$1.97	$1.60

Total fair value of stock options vested	$582,189	$348,032	$577,998

Total intrinsic value of stock options exercised	$663,202	$414,948	$118,661

Cash proceeds from exercise of stock options	$490,467	$654,955	$148,804

Weighted average exercise prices per share and various other information for options outstanding at December 31, 2006 are segregated into ranges as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Exercise Price	Remaining	Number of	Exercise Price
Range of Exercise Price	Shares	Per Share	Contractual Life	Shares	Per Share
$0.54 - $1.19	90,000	$1.10	2.7	90,000	$1.10
$1.20 - $2.38	781,494	1.64	3.0	702,244	1.66
$2.39 - $3.57	1,154,045	2.96	6.6	314,045	2.94
$3.58 - $4.76	316,350	4.06	0.7	316,350	4.06
$4.77 - $5.95	25,000	5.42	1.5	25,000	5.42
$5.96 - $7.13	220,150	6.49	1.0	220,150	6.49
$8.33 - $9.50	77,595	8.95	2.8	77,595	8.95
$9.51 - $10.70	75,850	10.00	1.2	75,850	10.00
$10.71 - $11.89	66,195	11.89	1.2	66,195	11.89

	2,806,679	$3.52	2.3	1,887,429	$3.86

Aggregate Intrinsic Value	$3,200,052			$2,162,757

The aggregate intrinsic value in the table above represents the total difference between the Company’s closing stock price on December 29, 2006 (the last trading day of the year) of $3.95 and the option exercise price, multiplied by the number of in-the-money options as of December 31, 2006. As of December 31, 2006, total unrecognized compensation expense related to non-vested stock options was $1,139,874, net of estimated forfeitures, with a weighted average expense recognition period of 2.7 years.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK BASED COMPENSATION (continued)
Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (Purchase Plan) incorporates the provisions of Section 423 of the Internal Revenue Code. Under the Purchase Plan, 1,000,000 shares of common stock have been reserved for purchase by employees. The Purchase Plan provides for annual offer periods of twelve months to eligible employees. Under the Purchase Plan, eligible employees can purchase through payroll deductions, the lesser of up to 15% of their eligible base compensation or 2,500 shares of common stock, at a price equivalent to 85% of the lesser of the beginning or end of Purchase Plan year price. During 2006, 68,102 shares were purchased under the plan at $2.38 per share, and during 2005, 83,742 shares were purchased under the plan at $1.90 per share. As of December 31, 2006, there were 623,774 shares available for issuance under the Purchase Plan. In accordance with the provisions of SFAS No. 123(R), the Company recognized $58,639 of stock based compensation expense for the Purchase Plan during the year ended December 31, 2006. No compensation expense was recognized under this plan prior to the adoption of SFAS No. 123(R).
12. EMPLOYEE BENEFIT PLAN
401(k) Plan
We have a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Our employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, not to exceed 20% of compensation, subject to IRS limitations. The Company provided eligible employees with a discretionary contribution totaling approximately $73,000 for the year ended December 31, 2004. The Company did not provide a discretionary contribution for the year ended December 31, 2006 or 2005. The Company has not provided matching contributions through December 31, 2006.
13. REVOLVING CREDIT FACILITY
On July 21, 2006, the Company entered into a Loan Agreement (the “Revolving Credit Facility”) with SunTrust Bank (“SunTrust”) in the aggregate principal amount of $7.0 million, which matures on July 21, 2009. The obligations under the revolving credit facility are guaranteed by each of the Company’s subsidiaries. The Company’s borrowings under the revolving credit facility bear interest at a LIBOR rate generally defined as the sum of (i) a variable rate of interest equal to the 30-Day LIBOR Rate and (ii) 150 basis points per annum. Principal is payable in full on the maturity date. The Company is required to pay a commitment fee of 10 basis points per annum of the average daily unused portion of the revolving credit facility.
The purpose of the revolving credit facility is for general working capital needs, permitted acquisitions (as defined in the Loan Agreement), and for stock repurchase and/or redemption transactions that the Company may authorize.
The revolving credit facility contains certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, changes to the character of the Company’s business, acquisitions, asset dispositions, mergers and consolidations, sale or discount of receivables, creation or acquisitions of additional subsidiaries, and other matters customarily restricted in such agreements.
In addition, the revolving credit facility requires the Company to meet certain financial tests, including, without limitation:
•	a maximum total leverage ratio (consolidated debt/consolidated EBITDA) of 2.0 to 1.0; and

•	a minimum consolidated tangible net worth of $5.0 million.
As of December 31, 2006, the Company believes it was in compliance with all covenants. There were no balances outstanding on the revolving credit facility as of December 31, 2006. See Note 15 regarding an amendment to this agreement made during February 2007.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of December 31, 2006, we lease office facilities in Nashville, TN, Franklin, TN, Denver, CO, and Dallas, TX, under agreements that expire before or during April 2010. The Dallas, TX facility was subleased to a third party through the expiration of the original lease, which ended in January 2007. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. We account for these leases by recognizing rent expense on the straight-line basis and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The Company also leases certain office equipment under both operating and capital leases. Total rent expense under all operating leases was approximately $897,000, $895,000, and $723,000, for the years ended December 31, 2006, 2005, and 2004, respectively. We also lease certain computer equipment from third parties which are accounted for as capital leases.
Future rental payment commitments at December 31, 2006 under capital and non-cancelable operating leases, with initial terms of one year or more, are as follows:

	Capital Leases	Operating Leases
2007	$193,611	$700,648
2008	103,676	403,597
2009	7,658	376,146
2010	—	116,407
2011	—	—

Total minimum lease payments	304,945	$1,596,798

Less amounts representing interest	(21,591)

Present value of minimum lease payments (including $176,574 classified as current)	$283,354

Sublease rental income related to the Dallas, TX facility was approximately $80,000 in 2006 and $78,000 in 2005. Future operating lease commitments listed in the above table have been reduced by anticipated sublease income of approximately $6,000 in 2007.
The carrying value of assets under capital leases, which are included with owned assets in the accompanying consolidated balance sheets was $279,494 and $375,516 at December 31, 2006 and 2005, respectively. Amortization of the assets under the capital leases is included in depreciation expense on the accompanying consolidated statements of operations.
Litigation
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect our financial position, operations or liquidity.
15. SUBSEQUENT EVENTS
Revolving Credit Facility
On February 16, 2007, the Company entered into the First Amendment to Loan Agreement, by and between the Company and SunTrust Bank. The aggregate amount of the Revolving Credit Facility was increased from $7.0 million to $10.0 million. Under the amendment, the minimum consolidated tangible net worth covenant was removed and replaced with a Funded Debt to Total Capitalization limit of forty percent (40%).
Business Combination
On March 12, 2007, the Company entered into a Stock Purchase Agreement with The Jackson Organization, Research Consultants, Inc. (“TJO”), a Maryland corporation, and David Jackson and the Jackson Charitable Remainder Trust (collectively the “Seller”), the owners of 100% of the stock of TJO. On the same day and in accordance with the terms of the Stock Purchase Agreement, the Company acquired 100% of the stock of TJO from the Seller for approximately $11.6 million in cash and 252,616 shares of Company common stock resulting in TJO becoming a wholly-owned subsidiary of the Company (the “TJO Transaction”). Approximately $5.0 million of cash consideration and 252,616 shares of common stock are to be held in escrow until satisfaction of certain items as outlined in the stock purchase agreement. TJO provides survey and research services to the healthcare industry.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. SUBSEQUENT EVENTS (continued)
The Company will account for the acquisition of TJO in accordance with SFAS No. 141 and SFAS No. 142. We expect to record a significant amount of goodwill and intangible assets in connection with the allocation of purchase price. As of the date of this report, we do not have the information available to provide a preliminary purchase price allocation.
Also in connection with the TJO Transaction, the Company entered into a new lease for an office facility located in Laurel, Maryland, with an entity owned by David Jackson, the former majority shareholder or TJO. The new lease includes a five year term, with two options to renew the lease for two years each. Monthly rent is approximately $29,600, and is subject to annual increases of three percent.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Controls and Procedures
HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2006. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information as to directors of the Company and corporate governance is incorporated by reference from the information contained in our proxy statement for the 2007 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”
Item 11. Executive Compensation
Incorporated by reference from the information contained in our proxy statement for the 2007 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information contained in our proxy statement for the 2007 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the information contained in our proxy statement for the 2007 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
Item 14. Principal Accountant Fees and Services
Incorporated by reference from the information contained in our proxy statement for the 2007 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.
(a)(3) Exhibits

Number	Description

*2.1	Asset Purchase Agreement, dated July 23, 1999, among SilverPlatter Education, Inc., SilverPlatter Information, Inc. and HealthStream, Inc.

*2.2	Agreement and Plan of Merger, dated January 5, 2000, among HealthStream, Inc., HealthStream Acquisition I, Inc., Quick Study, Inc. and each shareholder of Quick Study, Inc.

*2.3	Asset Purchase Agreement, dated December 16, 1999, among KnowledgeReview, LLC, Louis Bucelli and Maksim Repik, and HealthStream, Inc.

*2.4	Agreement and Plan of Merger, dated January 25, 2000 among HealthStream, Inc., HealthStream Acquisition II, Inc., Multimedia Marketing, Inc., and the stockholders of Multimedia Marketing, Inc.

*2.5	Asset Purchase Agreement, dated January 27, 2000, between Emergency Medicine Internetwork, Inc. and HealthStream, Inc.

2.6(1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.7(2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.

*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Article 7 of the Fourth Amended and Restated Charter — included in Exhibit 3.1

4.3	Article II of the Amended and Restated Bylaws — included in Exhibit 3.2

*4.4	Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical Systems.

*4.6	Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation

*10.1^	1994 Employee Stock Option Plan, effective as of April 15, 1994

*10.2^	2000 Stock Incentive Plan, effective as of April 10, 2000

*10.3^	Form of Indemnification Agreement

*10.4^	Executive Employment Agreement, dated April 21, 1999, between HealthStream, Inc. and Robert A. Frist, Jr.

*10.5	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

*+10.6	Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems

*+10.7	Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Services, Inc.

*^10.8	Form of Employee Stock Purchase Plan

^10.9	Form of Director Stock Option Agreement

^10.10	Form of Employee and Executive Officer Stock Option Agreement

10.12 (3)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank

10.13 (4)	Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment was received, with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.

(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.

(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.

(4)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2007.

HEALTHSTREAM, INC.
By:	/s/ Robert A. Frist, Jr.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Robert A. Frist, Jr.	President, Chief Executive Officer and	March 30, 2007
Robert A. Frist, Jr.	Chairman (Principal Executive Officer)

/s/ Susan A. Brownie	Chief Financial Officer, Senior Vice-President and	March 30, 2007
Susan A. Brownie	Corporate Secretary (Principal Financial and Accounting Officer)

/s/ James Daniell	Director	March 30, 2007
James Daniell

/s/ Thompson Dent	Director	March 30, 2007
Thompson Dent

/s/ Frank Gordon	Director	March 30, 2007
Frank Gordon

/s/ Gerard Hayden	Director	March 30, 2007
Gerard Hayden

/s/ Ron Hinds	Director	March 30, 2007
Ron Hinds

/s/ Jeffrey L. McLaren	Director	March 30, 2007
Jeffrey L. McLaren

/s/ Dale Polley	Director	March 30, 2007
Dale Polley

/s/ Linda Rebrovick	Director	March 30, 2007
Linda Rebrovick

/s/ Michael Shmerling	Director	March 30, 2007
Michael Shmerling

/s/ William Stead	Director	March 30, 2007
William Stead

INDEX TO EXHIBITS

Exhibit
Number	Description

*2.1	Asset Purchase Agreement, dated July 23, 1999, among SilverPlatter Education, Inc., SilverPlatter Information, Inc. and HealthStream, Inc.

*2.2	Agreement and Plan of Merger, dated January 5, 2000, among HealthStream, Inc., HealthStream Acquisition I, Inc., Quick Study, Inc. and each shareholder of Quick Study, Inc.

*2.3	Asset Purchase Agreement, dated December 16, 1999, among KnowledgeReview, LLC, Louis Bucelli and Maksim Repik, and HealthStream, Inc.

*2.4	Agreement and Plan of Merger, dated January 25, 2000 among HealthStream, Inc., HealthStream Acquisition II, Inc., Multimedia Marketing, Inc., and the stockholders of Multimedia Marketing, Inc.

*2.5	Asset Purchase Agreement, dated January 27, 2000, between Emergency Medicine Internetwork, Inc. and HealthStream, Inc.

2.6(1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.7(2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.

*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Article 7 of the Fourth Amended and Restated Charter — included in Exhibit 3.1

4.3	Article II of the Amended and Restated Bylaws — included in Exhibit 3.2

*4.4	Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical Systems.

*4.6	Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation

*10.1^	1994 Employee Stock Option Plan, effective as of April 15, 1994

*10.2^	2000 Stock Incentive Plan, effective as of April 10, 2000

*10.3^	Form of Indemnification Agreement

*10.4^	Executive Employment Agreement, dated April 21, 1999, between HealthStream, Inc. and Robert A. Frist, Jr.

*10.5	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

*+10.6	Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems

*+10.7	Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Systems, Inc.

*^10.8	Form of Employee Stock Purchase Plan

^10.9	Form of Director Stock Option Agreement

^10.10	Form of Employee and Executive Officer Stock Option Agreement

10.12(3)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank

10.13(4)	Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment was received with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.

(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.

(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.

(4)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.