Form 10-Q
period 2007-03-31
HEALTHSTREAM INC
filed 2007-05-14
CIK 1095565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐            Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2007, 22,219,741 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,107,807	$10,725,780
Investments in marketable securities	—	1,700,000
Restricted cash	147,572	264,714
Interest receivable	18,524	68,435
Accounts receivable, net of allowance for doubtful accounts of $171,203 and $112,234 at March 31, 2007 and December 31, 2006, respectively	6,775,921	6,518,624
Accounts receivable — unbilled	1,163,170	1,274,511
Prepaid development fees, net of amortization	1,105,347	1,055,135
Other prepaid expenses and other current assets	784,513	603,461

Total current assets	12,102,854	22,210,660
Property and equipment:
Equipment	8,802,393	8,218,525
Leasehold improvements	1,786,123	1,773,701
Furniture and fixtures	1,535,960	1,091,494

	12,124,476	11,083,720
Less accumulated depreciation and amortization	(9,256,059)	(8,899,863)

	2,868,417	2,183,857

Capitalized software feature enhancements, net of accumulated amortization of $780,262 and $622,298 at March 31, 2007 and December 31, 2006, respectively	2,939,023	2,572,111
Goodwill	19,294,299	10,317,393
Intangible assets, net of accumulated amortization of $7,924,742 and $7,756,161 at March 31, 2007 and December 31, 2006, respectively	8,587,400	2,755,981
Other assets	543,156	968,484

Total assets	$46,335,149	$41,008,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,200,540	$1,616,105
Accrued liabilities	2,615,944	2,465,123
Accrued compensation and related expenses	584,727	874,064
Registration liabilities	131,412	240,399
Commercial support liabilities	322,538	315,210
Deferred revenue	10,205,350	5,375,625
Current portion of capital lease obligations	181,064	176,574

Total current liabilities	15,241,575	11,063,100
Capital lease obligations, less current portion	102,282	106,780
Other long term liabilities	204,167	204,167
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 22,182,053 and 21,928,687 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	96,242,687	95,134,550
Accumulated deficit	(65,455,562)	(65,500,111)

Total shareholders’ equity	30,787,125	29,634,439

Total liabilities and shareholders’ equity	$46,335,149	$41,008,486

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Revenues, net	$8,101,339	$7,522,640
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	2,915,014	2,574,951
Product development	1,078,651	889,549
Sales and marketing	1,734,427	1,628,818
Depreciation	356,196	336,054
Amortization of intangibles, content fees and software feature enhancements	499,703	307,515
Other general and administrative expenses	1,608,284	1,237,003

Total operating costs and expenses	8,192,275	6,973,890

(Loss) income from operations	(90,936)	548,750
Other income (expense):
Interest and other income	147,560	142,847
Interest and other expense	(8,009)	(8,630)

Total other income	139,551	134,217

Income before income taxes	48,615	682,967
Provision for income taxes	4,066	24,500

Net income	$44,549	$658,467

Net income per share:
Basic	$0.00	$0.03

Diluted	$0.00	$0.03

Weighted average shares of common stock outstanding:
Basic	21,935,787	21,284,325

Diluted	22,603,095	22,139,107

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2006	21,928,687	$95,134,550	$(65,500,111)	$29,634,439
Net income	—	—	44,549	44,549
Issuance of common stock in acquisition	252,616	960,170	—	960,170
Stock based compensation	—	146,617	—	146,617
Exercise of stock options	750	1,350	—	1,350

Balance at March 31, 2007	22,182,053	$96,242,687	$(65,455,562)	$30,787,125

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$44,549	$658,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	356,196	336,054
Amortization of intangibles, content fees, and software feature enhancements	499,703	307,515
Stock based compensation	146,617	149,376
Realized loss on disposal of property & equipment	—	165
Changes in operating assets and liabilities, net of acquisition:
Accounts and unbilled receivables	1,672,713	(667,789)
Restricted cash	117,142	(66,097)
Interest receivable	49,911	4,044
Prepaid development fees	(223,370)	(252,804)
Other prepaid expenses and other current assets	(52,718)	(58,126)
Other assets	458,621	26,664
Accounts payable	(415,565)	(194,978)
Accrued liabilities and compensation	(716,103)	(299,985)
Registration liabilities	(108,987)	68,909
Commercial support liabilities	7,328	(456,513)
Deferred revenue	920,293	589,820

Net cash provided by operating activities	2,756,330	144,722

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(12,206,752)	—
Proceeds from maturities and sales of investments in marketable securities	1,700,000	3,950,000
Purchase of investments in marketable securities	—	(4,550,000)
Payments associated with capitalized software feature enhancements	(524,876)	(246,505)
Purchase of property and equipment	(299,107)	(157,629)

Net cash used in investing activities	(11,330,735)	(757,629)

FINANCING ACTIVITIES:
Exercise of stock options	1,350	32,343
Payments on capital lease obligations	(44,918)	(41,820)
Borrowings under revolving credit facility	1,500,000	—
Payments under revolving credit facility	(1,500,000)	—

Net cash used in financing activities	(43,568)	(9,477)

Net decrease in cash and cash equivalents	(8,617,973)	(868,889)
Cash and cash equivalents at beginning of period	10,725,780	5,726,151

Cash and cash equivalents at end of period	$2,107,807	$4,857,262

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$26,000	$15,000

Interest paid	$7,003	$8,707

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with acquisition of company	$960,170	$—

Capital lease obligations incurred	$—	$13,462

Effects of acquisition:
Estimated fair value of tangible assets acquired	$2,819,040	$—
Estimated fair value of liabilities assumed	(4,531,930)	—
Purchase price in excess of net tangible assets acquired	14,976,906	—
Less fair value of stock issued	(960,170)	—

Cash paid	12,303,846	—
Less cash acquired	(97,094)	—

Net cash paid for acquisition	$12,206,752	$—

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The balance sheet at December 31, 2006 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission).
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
3. INCOME TAXES
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements, and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company has established a full valuation allowance for net deferred tax assets in order to reduce deferred tax assets to amounts that are more likely than not expected to be realized. At March 31, 2007, the Company has net deferred tax assets of approximately $18.2 million, which include approximately $15.0 million related to net operating loss carryforwards (NOLs). When the Company achieves sustained and predictable profitability consistent with the ability to predict and realize a benefit associated with our NOLs, we will recognize the portion of the benefit associated with such NOLs that is more likely than not to be realized. To the extent management believes the Company could not reasonably realize such amounts, a full valuation allowance will be maintained. The Company historically has expensed any penalties or interest associated with tax obligations as general and administrative expenses and interest expense, respectively. As of December 31, 2006 and March 31, 2007, the Company’s statement of financial position did not reflect any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years through 2006, subject to the statute of limitations. There are currently no income tax examinations in process.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. STOCK BASED COMPENSATION
The Company maintains two stock incentive plans and an Employee Stock Purchase Plan. We account for our stock based compensation plans under the provisions of SFAS No. 123(R), “Share-Based Payments,” which requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. We use the Black Scholes option pricing model for calculating the fair value of awards issued under our stock based compensation plans. During the three months ended March 31, 2007, we granted 436,000 stock options with a weighted average grant date fair value of $2.43. During the three months ended March 31, 2006, we granted 250,000 stock options with a weighted average grant date fair value of $1.77. The fair value of stock based awards granted during the three months ended March 31, 2007 and 2006 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

	Three months ended
	March 31,
	2007	2006
Risk-free interest rate	4.45 – 4.50%	4.55%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5	5
Expected forfeiture rate	15%	15%
Volatility	75%	75%
Total stock based compensation expense recorded for the three months ended March 31, 2007 and 2006, which is recorded in our statement of operations, is as follows:

	Three months ended
	March 31,
	2007	2006
Cost of revenues (excluding depreciation and amortization)	$10,488	$19,414
Product development	38,851	40,552
Sales and marketing	36,132	40,290
Other general and administrative	61,146	49,120

Total stock based compensation expense	$146,617	$149,376

5. BUSINESS COMBINATION
On March 12, 2007, the Company acquired all of the stock of The Jackson Organization, Research Consultants, Inc. (TJO) for approximately $11.6 million in cash and 252,616 shares of our common stock. All of the common stock shares are being held in an escrow account for eighteen months from the acquisition date, subject to any claims for indemnification pursuant to the stock purchase agreement. Of the cash consideration portion, approximately $5.0 million is being held in escrow pending satisfaction of certain items pursuant to the stock purchase agreement. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $0.6 million through March 31, 2007, which are included in the table below as purchase price and cash paid. We expect total acquisition costs will approximate $0.7 million. TJO provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business and finalization of the closing balance sheet of TJO. The preliminary allocation of purchase price is as follows:

Estimated fair value of tangible assets acquired	$2,819,040
Estimated fair value of liabilities assumed	(4,531,930)
Purchase price in excess of net tangible assets acquired	14,976,906
Less fair value of stock issued	(960,170)

Cash paid	12,303,846
Less cash acquired	(97,094)

Net cash paid for acquisition, including expenses	$12,206,752

The Company is currently determining the composition and valuation of indefinite and finite lived intangible assets, therefore amounts recorded for goodwill and intangible assets at March 31, 2007, of $8,976,906 and $6,000,000, respectively, are subject to change.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. BUSINESS COMBINATION (continued)
TJO’s patient survey and reporting services are provided through the use of online reporting methodologies. These revenues are recognized using the proportional performance method, consistent with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” reflecting recognition throughout the service period which corresponds with the survey cycle and reporting access by the customer, which typically approximates five months. Revenues associated with TJO’s medical staff, community, employee and other surveys are currently being recognized when services are completed which coincides with delivery of survey results to the customer. All other revenues are recognized as the related services are performed or products are delivered to the customer. The results of operations for TJO have been included in the Company’s statement of operations beginning March 12, 2007.
The following unaudited combined results of operations give effect to the operations of TJO as if the acquisition had occurred as of January 1, 2006. These unaudited combined results of operations include certain adjustments arising from the acquisition such as adjustment for TJO shareholder compensation, amortization of intangible assets, elimination of acquisition costs incurred by TJO, and the elimination of interest income associated with cash paid for TJO by the Company. The pro forma combined results of operations do not purport to represent what the Company’s results of operations would have been had such transactions in fact occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.

	Three months ended
	March 31,
	2007	2006
Revenue	$10,651,478	$9,872,586

Net income	$251,632	$528,197

Net income per share:
Basic	$0.01	$0.02

Diluted	$0.01	$0.02

6. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 1.6 million and 1.4 million at March 31, 2007 and 2006, respectively.
The following table sets forth the computation of basic and diluted net income per share for three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006
Numerator:
Net income	$44,549	$658,467

Denominator:
Weighted average shares outstanding:
Basic	21,935,787	21,284,325
Employee stock options and escrowed shares	667,308	854,782

Diluted	22,603,095	22,139,107

Net income per share:
Basic	$0.00	$0.03

Diluted	$0.00	$0.03

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. BUSINESS SEGMENTS
We provide our services to healthcare organizations, pharmaceutical and medical device companies, and other members within the healthcare industry. Our services are primarily focused on the delivery of education and training products and services (Learning), as well as survey and research services (Research). Our Learning products and services include our Internet-based HealthStream Learning Center®, authoring tools, courseware subscriptions, live event development, online training and content development, online sales training courses, HospitalDirect® and other products focused on education and training, which are focused on professionals that work within healthcare organizations. Effective with the acquisition of TJO in March 2007, we launched HealthStream ResearchTM. HealthStream Research reflects the combination of Data Management and Research, Inc. (DMR) and TJO, which collectively provide a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, employees, and members of the community. In addition, we changed our organizational structure, appointing a President of HealthStream Research, who reports to our Chief Executive Officer (CEO). Our CEO is also our chief operating decision maker. During the first quarter of 2007, we began reporting and assessing performance based on the delivery of learning services and research services; accordingly, we are now disclosing segment performance under the Learning and Research segments.
Our historical segments consisted of services provided to healthcare organizations and professionals (HCO) and services provided to pharmaceutical and medical device companies (PMD). We are no longer managing our business based on the markets of our customer base, and have reclassified prior period segment disclosures to conform to the current year presentation.
We measure segment performance based on operating income (loss) before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and depreciation. The following is our business segment information as of and for the three months ended March 31, 2007 and 2006.

	Three months ended
	March 31, 2007	March 31, 2006
Revenues
Learning	$6,478,559	$6,243,814
Research	1,622,780	1,278,826

Total net revenue	$8,101,339	$7,522,640

(Loss) income from operations
Learning	$1,575,554	$1,633,080
Research	(42,982)	309,769
Unallocated	(1,623,508)	(1,394,099)

Total (loss) income from operations	$(90,936)	$548,750

8. GOODWILL
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

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. GOODWILL (continued)
On March 12, 2007, we acquired TJO. The amount of goodwill recorded as a result of the TJO acquisition represents a preliminary estimate at March 31, 2007. There were no changes in the carrying amount of goodwill during the three months ended March 31, 2006.

	Learning	Research	Total
Balance at January 1, 2007	$3,306,687	$7,010,706	$10,317,393
Changes in carrying value of goodwill	—	8,976,906	8,976,906

Balance at March 31, 2007	$3,306,687	$15,987,612	$19,294,299

	Learning	Research	Total
Balance at January 1, 2006	$3,306,687	$7,010,706	$10,317,393
Changes in carrying value of goodwill	—	—	—

Balance at March 31, 2006	$3,306,687	$7,010,706	$10,317,393

9. INTANGIBLE ASSETS
All identifiable intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. We are in the process of finalizing the purchase price allocation and related evaluation of indefinite and finite lived intangible assets associated with the acquisition of TJO, thus the balances recorded at March 31, 2007 are preliminary. Customer related intangible assets include contract rights, customer lists, and customer relationships associated with our acquisitions of DMR and TJO. Other intangible assets include non-competition agreements associated with the same acquired entities. During the first quarter of 2007, we recorded $5.5 million associated with TJO customer related intangibles and $0.5 million associated with TJO non-competition agreements. Intangible assets with finite lives are being amortized over their estimated useful lives, ranging from one to eight years. Amortization of intangible assets was $168,581 and $127,083 for the three months ended March 31, 2007 and 2006, respectively.
Identifiable intangible assets are comprised of the following:

	As of March 31, 2007			As of December 31, 2006
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Customer related	$11,840,000	$(3,828,607)	$8,011,393	$6,340,000	$(3,687,243)	$2,652,757
Content	3,500,000	(3,500,000)	—	3,500,000	(3,500,000)	—
Other	1,172,142	(596,135)	576,007	672,142	(568,918)	103,224

Total	$16,512,142	$(7,924,742)	$8,587,400	$10,512,142	$(7,756,161)	$2,755,981

Estimated amortization expense for the periods and years ending December 31, is as follows:

April 1, 2007 through December 31, 2007	$990,626
2008	1,257,391
2009	1,237,500
2010	1,237,500
2011	1,137,366
2012 and thereafter	2,727,017

Total	$8,587,400

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
The following important factors, in addition to those discussed elsewhere in this Quarterly Report and in our Annual Report on Form 10-K, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:
-	our ability to effectively implement our growth strategy, as well as manage growth of our operations and infrastructure, including effective integration of Data Management and Research, Inc. (DMR), The Jackson Organization, Research Consultants, Inc. (TJO), or other acquisitions;

-	fluctuation in quarterly operating results caused by a variety of factors including the timing of sales, subscription revenue recognition and customer subscription renewals;

-	variability and length of our sales cycle;

-	our ability to maintain and continue our competitive position against current and potential competitors;

-	our ability to obtain proper distribution rights from content partners to support growth in courseware subscriptions;

-	our ability to develop enhancements to our existing products and services, achieve widespread acceptance of new features, or keep pace with technological developments;

-	the pressure on healthcare organizations and pharmaceutical/medical device companies to reduce costs to customers could result in financial pressures on customers to cut back on our services;

-	loss of a significant customer and concentration of a significant portion of our revenue with a relatively small number of customers;

-	our ability to accurately forecast results of operations due to certain revenue components being subject to significant fluctuations and an increase in the percentage of our business subject to renewal;

-	our ability to achieve profitability on a consistent basis;

-	our ability to transition customers successfully to our new version of our HealthStream Learning Center® (HLC) platform and resolve issues with certain customers that have previously transitioned to the new platform;

-	our ability to adequately address our customers’ needs in products and services;

-	our ability to adequately develop and maintain our network infrastructure, computer systems, software and related security;

-	the effect of governmental regulation on us, our business partners and our customers, including, without limitation, changes in federal, state and international laws or other regulations regarding education, training and Internet transactions; and

-	other risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2006, and other filings with the Securities and Exchange Commission.
Overview
HealthStream was incorporated in 1990 and began marketing its Internet-based solutions in March 1999. Our services, which are focused on the professionals who work within healthcare organizations, include the delivery of education and training products and services (Learning), as well as survey and research services (Research). Our learning products are used by healthcare organizations to meet a broad range of their training and assessment needs, while our research products provide our customers information about patients’ experiences, workforce challenges, physician relations, and community perceptions of their services. HealthStream’s customers include over 1,400 healthcare organizations (predominately acute-care facilities) throughout the United States and some of the top medical device and pharmaceutical companies.
The Company’s flagship learning product is the HLC, our proprietary, Internet-based learning platform. We deliver educational and training courseware to our customers through the HLC platform. Our learning services are focused on the development and delivery of education and training initiatives to reach hospital-based healthcare professionals, including physicians, and industry sales representatives. We offer a variety of online educational and training courseware and also provide traditional seminar and paper-based educational activities. We also deliver Internet-based medical device training within hospitals through our HospitalDirect® platform.

We provide our survey and research products to over 1,100 healthcare facilities. These products include quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, employees, and members of the community. We offer several survey methodologies, including paper-based surveys, phone-based surveys, and web-based surveys. As a certified vendor designated by the Centers for Medicare & Medicaid Services, we offer our customers CAHPS® (Consumer Assessment of Health Plan Survey) Hospital Survey services.
During the first quarter of 2007, we launched HealthStream ResearchTM and began reporting and assessing performance based on the delivery of learning services and research services; accordingly, we are now disclosing segment performance under the Learning and Research segments.
Key financial and operational indicators for the first quarter of 2007 include:
•	Revenues of $8.1 million in the first quarter of 2007, up 8% over the first quarter of 2006

•	Net income of $45,000 in the first quarter of 2007, down from $658,000 in the first quarter of 2006

•	1,379,000 healthcare professional subscribers fully implemented on our Internet-based learning network at March 31, 2007, up from 1,259,000 at March 31, 2006

•	Approximately half of our subscriber base transitioned to Next Generation HLC

•	Acquired The Jackson Organization and launched HealthStream Research on March 12, 2007
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
The accounting policies and estimates that we believe are the most critical in fully understanding and evaluating our reported financial results include the following:
o	Revenue recognition

o	Product development costs and related capitalization

o	Goodwill, intangibles, and other long-lived assets

o	Allowance for doubtful accounts

o	Accrual for service interruptions

o	Stock based compensation

o	Accounting for income taxes

o	Nonmonetary exchange of content rights and deferred service credits
In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2006, except for the required adoption of FIN 48 on January 1, 2007.
Business Combination
The Jackson Organization, Research Consultants, Inc. On March 12, 2007, the Company acquired all of the issued and outstanding common stock of TJO for approximately $12.6 million, consisting of approximately $11.6 million payable in cash and 252,616 shares of HealthStream common stock. Approximately $5.0 million of the cash consideration is being held in escrow and will be released upon the occurrence of future events. All of the common stock shares are held in an escrow account until September 2008, and are subject to any claims for indemnification pursuant to the stock purchase agreement. The Company expects direct, incremental expenses associated with the acquisition of TJO will approximate $0.7 million. TJO provides healthcare organizations with quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, employees, and other members of the community. TJO’s results of operations have been included in the Company’s results in the Research business unit from the date of acquisition.

Revenues and Expense Components
The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.
Revenues. Revenues for our Learning business unit currently consist of the provision of services through our Internet-based HealthStream Learning Center (HLC), authoring tools, a variety of courseware subscriptions (add-on courseware), maintenance and support services for our installed learning management products, maintenance of content, and competency tools, live event development, online training and content development, online sales training courses, live educational activities for nurses and other professionals conducted within healthcare organizations, continuing education activities at association meetings, and HospitalDirect. Revenues for our Research business unit consist of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, employees, and other members of the community.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues consists primarily of salaries and employee benefits, stock based compensation, employee travel and lodging, materials, outsourced phone survey support, contract labor, hosting costs, and other direct expenses associated with revenues as well as royalties paid by us to content providers based on a percentage of revenues. Personnel costs within cost of revenues are associated with individuals that facilitate product delivery, provide services, deliver phone and paper surveys, handle customer support calls or inquiries, manage our web sites, content and survey services, coordinate content maintenance services, and provide training or implementation services.
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
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. Annually, we host a national users’ group in Nashville known as “The Summit,” the costs of which are included in sales and marketing expenses. Personnel costs within sales and marketing include our sales and marketing team and strategic account management, as well as our account management group. Our account management personnel work to ensure our products and services are fully utilized by our customers and provide consultations with new and prospective customers, as well as support the contract renewal process for existing customers.
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
Other Income (Expense). The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to capital leases and our revolving credit facility.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Revenues. Revenues increased approximately $579,000, or 7.7%, to $8.1 million for the three months ended March 31, 2007 from $7.5 million for the three months ended March 31, 2006. Revenues for 2007 consisted of $6.5 million for Learning and $1.6 million for Research. In 2006, revenues consisted of $6.2 million for Learning and $1.3 million for Research. The increase in Learning revenues related primarily to growth of $407,000 from our Internet-based HLC subscriber base and $158,000 of growth in courseware subscription revenues, which were partially offset by $200,000 of declines in live event and other project-based services. Our HLC subscriber base increased approximately 10%, to approximately 1,379,000 fully implemented subscribers at March 31, 2007 from approximately 1,259,000 fully implemented subscribers at March 31, 2006. Revenues from our Internet-based subscription products represented approximately 62% of revenues for the three months ended March 31, 2007 compared to 59% of revenues for the three months ended March 31, 2006. Research revenues increased $344,000 over the prior year quarter, primarily associated with the acquisition of TJO, while we experienced a modest decline and change in revenue mix from our organic Research business, reflecting a higher percentage of revenues associated with telephone-based surveys.

We expect continued revenue growth during the second quarter for Research, primarily associated with the full quarter impact of the acquisition of TJO, but expect Learning revenues to decline modestly or remain comparable with the prior year second quarter due to continued growth in HLC revenues, which are expected to be offset by lower live event revenues associated with a specific event in 2006 that will not repeat in 2007. We anticipate total revenues will range between $11.6 and $11.8 million during the second quarter of 2007, an increase of approximately $3.4 to $3.6 million over the second quarter of 2006.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $340,000, or 13.2%, to $2.9 million for the three months ended March 31, 2007 from $2.6 million for the three months ended March 31, 2006. Cost of revenues as a percentage of revenues increased to 36.0% of revenues for the three months ended March 31, 2007 from 34.2% of revenues for the three months ended March 31, 2006. The overall increase in cost of revenues resulted from increases in costs of outsourcing telephone-based surveys (which represented a higher percentage of our research revenue during the period), the addition of TJO call center personnel expenses, and increased royalties paid by us resulting from growth in courseware subscriptions.
Cost of revenues for Learning increased approximately $14,000 and approximated 33.7% and 34.7% of revenues for the three months ended March 31, 2007 and 2006, respectively. The increase for Learning was primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, and was partially offset by lower personnel expenses. Cost of revenues for Research increased approximately $326,000 over the prior year period and approximated 45.2% and 31.9% of revenues for the three months ended March 31, 2007 and 2006, respectively. The increase for Research resulted from higher outsourced telephone-based surveys (which increased as a percentage of research revenue) and the addition of TJO call center personnel.
We expect cost of revenues for Learning to increase during the second quarter and remainder of 2007, due to increased personnel costs associated with customer support as we support transitioned customers and coordinate the transition of our remaining HLC customers to our Next Generation HLC platform. We expect cost of revenues for Research to increase during the second quarter and remainder of 2007 resulting from the acquisition of TJO.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) declined to 64.0% for the three months ended March 31, 2007 from 65.8% for the three months ended March 31, 2006. This decline is a result of the change in revenue mix and related cost of revenues discussed above. Gross margins for Learning were 66.3% and 65.3% for the three months ended March 31, 2007 and 2006, respectively. Gross margins for Research were 54.8% and 68.1% for the three months ended March 31, 2007 and 2006, respectively. The gross margin decline for Research resulted from a change in survey revenue mix, and higher direct costs associated with outsourced telephone-based surveys.
Product development. Product development expenses increased approximately $189,000, or 21.3%, to $1.1 million for the three months ended March 31, 2007 from $890,000 for the three months ended March 31, 2006. This increase primarily resulted from additional personnel expenses and contract labor associated with our Learning unit, including the development and deployment of our Next Generation HLC, ongoing maintenance and support of our existing HLC learning products, and product portfolio management. Product development expenses as a percentage of revenues increased to 13.3% of revenues for the three months ended March 31, 2007 from 11.8% for the three months ended March 31, 2006.
Product development expenses for Learning increased approximately $165,000 and approximated 14.2% and 12.1% of revenues for the three months ended March 31, 2007 and 2006, respectively. The increase primarily related to additional personnel and contract labor associated with our Next Generation HLC and product portfolio management. Product development expenses for Research increased approximately $30,000 and approximated 7.6% and 7.4% of revenues for the three months ended March 31, 2007 and 2006, respectively.
We expect product development expenses for Learning to increase during the second quarter and remainder of 2007 when compared to 2006, due to increased personnel costs associated with continued development and support of our Next Generation HLC platform and related products. We expect incremental product development efforts for Research as we integrate the operations of TJO and DMR and their related products. Overall, we expect product development expenses to increase during 2007, but decline slightly compared to 2006 results as a percentage of revenues.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $106,000, or 6.5%, to $1.7 million for the three months ended March 31, 2007 from $1.6 million for the three months ended March 31, 2006. The increase is primarily associated with incremental personnel and related expenses resulting from the TJO acquisition. Sales and marketing expenses approximated 21.4% and 21.7% of revenues for the three months ended March 31, 2007 and 2006, respectively.
Sales and marketing expenses for Learning decreased $36,000 and approximated 20.8% and 22.1% of revenues for the three months ended March 31, 2007 and 2006, respectively. Sales and marketing expenses for Research increased approximately $153,000, and approximated 22.6% and 16.6% of revenues for the three months ended March 31, 2007 and 2006, respectively. This increase resulted primarily from the addition of TJO personnel and related expenses.

Our seventh Annual Learning Summit for existing and prospective customers will be held during the second quarter of 2007 in Nashville, Tennessee. We expect increased marketing expenses during the second quarter of 2007 when compared to the first quarter, of approximately $400,000, relating to this conference. We expect the cost of this conference to be comparable with the expense incurred during the prior year, but have charged registration fees to attendees, which will offset the expenses. We expect sales and marketing expenses for Research to increase during the second quarter and remainder of 2007 resulting from the TJO acquisition. Overall, we expect sales and marketing expenses to increase during 2007, but to remain comparable to 2006 results as a percentage of revenues.
Depreciation and Amortization. Depreciation and amortization increased approximately $212,000, or 33.0%, to $856,000 for the three months ended March 31, 2007 from $644,000 for the three months ended March 31, 2006. Amortization increases of $192,000 were associated with capitalized software feature enhancements and content fees, and amortization of intangible assets associated with the TJO acquisition. Depreciation expense increased modestly over the prior year quarter.
We expect depreciation and amortization to continue to increase during the second quarter for both Learning and Research. Amortization expense associated with Learning will relate to additional software feature enhancements, while amortization expense for Research will increase as a result of intangible assets associated with the TJO acquisition.
Other General and Administrative. Other general and administrative expenses increased approximately $371,000, or 30.0%, and approximated $1.6 million for the three months ended March 31, 2007 compared to $1.2 million for the three months ended March 31, 2006. This increase primarily resulted from higher corporate expenses of $229,000, resulting from higher personnel expenses and other expenses to support the growth in our business. Other general and administrative expenses for our Learning business were comparable between periods. Other general and administrative expenses for our Research business increased approximately $146,000 over the prior year quarter, primarily resulting from additional TJO personnel and related office expenses. Other general and administrative expense as a percentage of revenues increased to 19.9% for the three months ended March 31, 2007 from 16.4% for the three months ended March 31, 2006. The percentage increase is a result of the expense increases mentioned above.
We expect increases in other general and administrative expenses during the second quarter of 2007 and remainder of 2007, primarily related to the TJO acquisition and higher stock based compensation expense during the second quarter associated with the annual option grant to our board members.
Other Income (Expense). Other income/expense was comparable between periods and approximated income of $140,000 for the three months ended March 31, 2007 compared to income of $134,000 for the three months ended March 31, 2006. We expect other income to decrease during the second quarter and remainder of 2007 due to lower cash and investment balances after the TJO acquisition.
Provision for Income Taxes. The provision for income taxes during the three months ended March 31, 2007 and 2006 consisted of $4,066 and $24,500, respectively, associated with federal alternative minimum tax. Taxable income for 2007 is expected to be substantially offset by the utilization of our operating loss carryforwards.
Net Income. Net income was approximately $45,000 for the three months ended March 31, 2007 down from $658,000 for the three months ended March 31, 2006. This decrease is a result of the factors mentioned above. As a result of expected expense increases associated with transitioning customers to our Next Generation HLC, we anticipate net income per share during the second quarter of 2007 to range between $0.00 and $0.01 per diluted share. We also anticipate that net income per share for the full year of 2007 will range between $0.09 and $0.11 per diluted share.
Liquidity and Capital Resources
Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.
Net cash provided by operating activities was approximately $2.8 million during the three months ended March 31, 2007 compared to $145,000 during the three months ended March 31, 2006. The increase over the prior year quarter primarily resulted from increased cash receipts from customers. The significant uses of cash for operating activities during the first quarter of 2007 and 2006 included personnel expenses and other direct expenses to support our business, payment of royalties to content partners, payment of year-end bonuses to employees, and purchases of content. Our days sales outstanding (DSO, which we calculate by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter) approximated 75 days for the first quarter of 2007 compared to 60 days for the first quarter of 2006. This increase is associated with the acquired accounts receivable from the TJO acquisition without reflecting the revenues associated with TJO for the full quarter. Excluding the impact of the TJO acquisition, DSO for the first quarter of 2007 was comparable with the first quarter of 2006, approximating 60 days. The decline in current assets during the first quarter of 2007 resulted primarily from the utilization of cash to fund the TJO acquisition, and the increase in current liabilities primarily relates to acquired deferred revenue balances from the TJO acquisition.
Net cash used in investing activities approximated $11.3 million during the three months ended March 31, 2007 compared to $758,000 during the three months ended March 31, 2006. The increased use of cash during the first quarter of 2007 primarily resulted from the TJO acquisition, which consumed approximately $12.2 million, and $824,000 for software feature enhancements and the purchase of property and equipment, which were partially offset by cash received from the sale of investments in marketable securities. During the first quarter of 2006, our primary use of cash was for software feature enhancements and purchases of property and equipment, as well as purchases in excess of cash received from sales of investments in marketable securities.
Cash used in financing activities was approximately $44,000 and $9,000 for the three months ended March 31, 2007 and 2006, respectively. The primary use of cash relates to payments on capital lease obligations.
As of March 31, 2007, our primary source of liquidity was $2.3 million of cash and cash equivalents, restricted cash, and interest receivable. The Company also has $10.0 million of availability under our revolving credit facility, which matures in July 2009 and bears interest at a variable rate based on the 30 Day LIBOR Rate plus 150 basis points. We believe this loan agreement provides us additional ability to fund investments within our business, including any potential future business acquisitions. There were no amounts outstanding under this loan agreement as of March 31, 2007, and we had no indebtedness other than capital lease obligations.
We believe that our existing cash and cash equivalents, restricted cash, related interest receivable, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. As part of our growth strategy, we are actively reviewing possible acquisitions that complement our products and services. We anticipate that any potential future acquisitions would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity or debt securities and/or borrowings under our revolving credit facility, or other facility, to finance any future acquisitions. The issuance of our stock as consideration for an acquisition would have a dilutive effect and could adversely affect our stock price. There can be no assurance that additional sources of financing will be available to us on acceptable terms, or at all, to consummate any acquisitions. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.
Commitments and Contingencies
We expect that our capital expenditures for the full year 2007 will approximate $5.0 to $5.2 million, due to continued development of our Next Generation HLC as well as related hardware and software, product investments, including our Competency product, and integration of TJO. We expect to fund these capital expenditures with existing cash balances, cash generated from operations, and if needed, from our revolving credit facility. We may also enter into lease agreements for some of these asset purchases.
Our strategic alliances have typically provided for payments to content partners based on revenues and development partners and other parties based on services rendered. We expect to continue similar arrangements in the future. We also have commitments for our live event services associated with securing hotel arrangements, which are typically fully funded from commercial support grants. In addition to these commitments, we have capital lease obligations for computer hardware and operating lease commitments for our operating facilities in Nashville, TN, Franklin, TN, Laurel, MD and Denver, CO.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of March 31, 2007, we had no outstanding indebtedness other than approximately $283,000 of capital lease obligations. We may become subject to interest rate market risk associated with borrowings under our credit facility, which bears interest at a variable rate based on the 30 Day LIBOR Rate plus 150 basis points, which was 6.82% at March 31, 2007. We are also exposed to market risk with respect to our cash and investment balances. At March 31, 2007, the Company had cash and cash equivalents, restricted cash, and related interest receivable totaling approximately $2.3 million. Current investment rates of return approximate 5.0-5.5%. Assuming a 5.25% rate of return on $2.3 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $12,000.
The Company manages its investment risk by investing in corporate debt securities, foreign corporate debt, secured corporate debt, and municipal debt securities with minimum acceptable credit ratings. For certificates of deposit and corporate obligations, ratings must be A2/A or better; A1/P1 or better for commercial paper; A2/A or better for taxable or tax advantaged auction rate securities and AAA or better for tax free auction rate securities. The Company also requires that all securities must mature within 24 months from the original settlement date, the average portfolio shall not exceed 18 months, and the greater of 10% or $5.0 million shall mature within 90 days. Further, the Company’s investment policy also limits concentration exposure and other potential risk areas. As of March 31, 2007, we maintained no investments in marketable securities.
The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.

Item 4T. Controls and Procedures
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
Susan A. Brownie
Chief Financial Officer
May 14, 2007

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