Form 10-Q
period 2007-06-30
HEALTHSTREAM INC
filed 2007-08-10
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2007, 22,303,567 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,549,125	$10,725,780
Investments in marketable securities	—	1,700,000
Restricted cash	70,271	264,714
Interest receivable	10,389	68,435
Accounts receivable, net of allowance for doubtful accounts of $166,615 and $112,234 at June 30, 2007 and December 31, 2006, respectively	7,587,178	6,518,624
Accounts receivable — unbilled	1,157,095	1,274,511
Prepaid development fees, net of amortization	1,061,850	1,055,135
Other prepaid expenses and other current assets	926,666	603,461

Total current assets	12,362,574	22,210,660
Property and equipment:
Equipment and software licenses	11,362,457	8,218,525
Leasehold improvements	1,803,628	1,773,701
Furniture and fixtures	1,551,183	1,091,494

	14,717,268	11,083,720
Less accumulated depreciation and amortization	(9,712,424)	(8,899,863)

	5,004,844	2,183,857
Capitalized software feature enhancements, net of accumulated amortization of $949,464 and $622,298 at June 30, 2007 and December 31, 2006, respectively	3,596,776	2,572,111
Goodwill	19,201,930	10,317,393
Intangible assets, net of accumulated amortization of $8,254,951 and $7,756,161 at June 30, 2007 and December 31, 2006, respectively	8,257,191	2,755,981
Other assets	591,129	968,484

Total assets	$49,014,444	$41,008,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$900,964	$1,616,105
Accrued liabilities	3,108,803	2,465,123
Accrued compensation and related expenses	583,084	874,064
Registration liabilities	53,678	240,399
Commercial support liabilities	276,017	315,210
Deferred revenue	9,781,416	5,375,625
Current portion of long term debt	639,326	—
Current portion of capital lease obligations	173,017	176,574

Total current liabilities	15,516,305	11,063,100

Long term debt, less current portion	1,445,365	—
Capital lease obligations, less current portion	65,634	106,780
Other long term liabilities	295,834	204,167
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 22,224,738 and 21,928,687 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	96,722,159	95,134,550
Accumulated deficit	(65,030,853)	(65,500,111)

Total shareholders’ equity	31,691,306	29,634,439

Total liabilities and shareholders’ equity	$49,014,444	$41,008,486

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2007	2006

Revenues, net	$12,046,568	$8,223,700
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	4,359,246	3,161,708
Product development	1,100,228	836,819
Sales and marketing	2,820,633	2,033,016
Depreciation	476,296	328,589
Amortization of intangibles, content fees and software feature enhancements	721,951	338,823
Other general and administrative expenses	2,160,257	1,396,549

Total operating costs and expenses	11,638,611	8,095,504

Income from operations	407,957	128,196
Other income (expense):
Interest and other income	34,405	161,841
Interest and other expense	(12,853)	(9,358)

Total other income	21,552	152,483

Income before income taxes	429,509	280,679
Income tax provision (benefit)	4,800	(8,000)

Net income	$424,709	$288,679

Net income per share:
Basic	$0.02	$0.01

Diluted	$0.02	$0.01

Weighted average shares of common stock outstanding:
Basic	21,970,364	21,475,021

Diluted	22,781,562	22,469,102

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006

Revenues, net	$20,147,907	$15,746,340
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	7,274,260	5,736,659
Product development	2,178,879	1,726,368
Sales and marketing	4,555,060	3,661,834
Depreciation	832,492	664,644
Amortization of intangibles, content fees and software feature enhancements	1,221,654	646,338
Other general and administrative expenses	3,768,541	2,633,551

Total operating costs and expenses	19,830,886	15,069,394

Income from operations	317,021	676,946
Other income (expense):
Interest and other income	181,965	304,688
Interest and other expense	(20,862)	(17,988)

Total other income	161,103	286,700

Income before income taxes	478,124	963,646
Income tax provision	8,866	16,500

Net income	$469,258	$947,146

Net income per share:
Basic	$0.02	$0.04

Diluted	$0.02	$0.04

Weighted average shares of common stock outstanding:
Basic	21,953,075	21,379,673

Diluted	22,692,328	22,304,104

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2007

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity

Balance at December 31, 2006	21,928,687	$95,134,550	$(65,500,111)	$29,634,439
Net income	—	—	469,258	469,258
Issuance of common stock in acquisition	252,616	960,170	—	960,170
Issuance of common stock to Employee Stock Purchase Plan	37,685	121,723	—	121,723
Stock based compensation	—	487,566	—	487,566
Exercise of stock options	5,750	18,150	—	18,150

Balance at June 30, 2007	22,224,738	$96,722,159	$(65,030,853)	$31,691,306

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$469,258	$947,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	832,492	664,644
Amortization of intangibles, content fees, and software feature enhancements	1,221,654	646,338
Stock based compensation	487,566	377,634
Realized loss on disposal of property & equipment	844	593
Changes in operating assets and liabilities, net of acquisition:
Accounts and unbilled receivables	869,356	415,815
Restricted cash	194,443	142,173
Interest receivable	58,046	(4,349)
Prepaid development fees	(310,746)	(336,487)
Other prepaid expenses and other current assets	(194,871)	(272,539)
Other assets	502,315	49,442
Accounts payable	(1,020,141)	(84,498)
Accrued liabilities and accrued compensation and related expenses	(224,777)	(36,571)
Registration liabilities	(186,721)	(147,938)
Commercial support liabilities	(39,193)	(654,419)
Deferred revenue	511,756	403,412

Net cash provided by operating activities	3,171,281	2,110,396

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(12,223,382)	—
Proceeds from maturities and sales of investments in marketable securities	2,500,000	9,725,000
Purchase of investments in marketable securities	(800,000)	(9,543,816)
Payments associated with capitalized software feature enhancements	(1,046,831)	(687,731)
Purchase of property and equipment	(770,711)	(634,429)

Net cash used in investing activities	(12,340,924)	(1,140,976)

FINANCING ACTIVITIES:
Issuance of common stock to Employee Stock Purchase Plan	121,723	162,083
Proceeds from exercise of stock options	18,150	489,152
Payments on promissory note	(57,272)	—
Payments on capital lease obligations	(89,613)	(89,167)
Borrowings under revolving credit facility	1,500,000	—
Payments under revolving credit facility	(1,500,000)	—

Net cash (used in) provided by financing activities	(7,012)	562,068

Net (decrease) increase in cash and cash equivalents	(9,176,655)	1,531,488
Cash and cash equivalents at beginning of period	10,725,780	5,726,151

Cash and cash equivalents at end of period	$1,549,125	$7,257,639

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with acquisition of company	$960,170	$—

Capital lease obligations incurred	$—	$88,067

Acquisition of content rights in exchange for future services	$191,667	$904,167

Purchase of property and equipment through issuance of long term debt	$2,141,963	$—

Effects of acquisition:
Estimated fair value of tangible assets acquired	$2,820,865	$—
Estimated fair value of liabilities assumed	(4,424,756)	—
Purchase price in excess of net tangible assets acquired	14,884,537	—
Less fair value of stock issued	(960,170)	—

Cash paid	12,320,476	—
Less cash acquired	(97,094)	—

Net cash paid for acquisition	$12,223,382	$—

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The balance sheet at December 31, 2006 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 (included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission).
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
3. INCOME TAXES
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements, and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company has established a full valuation allowance for net deferred tax assets in order to reduce deferred tax assets to amounts that are more likely than not expected to be realized. At June 30, 2007, the Company has net deferred tax assets of approximately $18.0 million, which includes approximately $14.9 million related to net operating loss carryforwards (NOLs). When the Company achieves sustained and predictable profitability consistent with the ability to predict and realize a benefit associated with our NOLs, we will recognize the portion of the benefit associated with such NOLs that is more likely than not to be realized. To the extent management believes the Company could not reasonably realize such amounts, a full valuation allowance will be maintained. The Company historically has expensed any penalties or interest associated with tax obligations as general and administrative expenses and interest expense, respectively. As of December 31, 2006 and June 30, 2007, the Company’s statement of financial position did not reflect any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years through 2006, subject to the statute of limitations. The Company has no income tax examinations in process.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. STOCK BASED COMPENSATION
The Company maintains two stock incentive plans and an Employee Stock Purchase Plan. We account for our stock based compensation plans under the provisions of SFAS No. 123(R), “Share-Based Payments.” We use the Black Scholes option pricing model for calculating the fair value of awards issued under our stock based compensation plans. During the six months ended June 30, 2007, we granted 490,000 stock options with a weighted average grant date fair value of $2.46. During the six months ended June 30, 2006, we granted 432,500 stock options with a weighted average grant date fair value of $1.99. The fair value of stock based awards granted during the six months ended June 30, 2007 and 2006 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

	Six Months Ended
	June 30,
	2007	2006
Risk-free interest rate	4.45 — 4.80%	4.55 — 5.07%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5 to 8	5 to 8
Expected forfeiture rate	0 — 15%	0 — 15%
Volatility	75%	75%
Total stock based compensation expense recorded for the three and six months ended June 30, 2007 and 2006, which is recorded in our statements of operations, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenues (excluding depreciation and amortization)	$17,064	$10,345	$27,552	$29,759
Product development	51,948	31,113	90,800	71,665
Sales and marketing	52,536	25,071	88,668	65,361
Other general and administrative	219,401	161,729	280,546	210,849

Total stock based compensation expense	$340,949	$228,258	$487,566	$377,634

5. BUSINESS COMBINATION
On March 12, 2007, the Company acquired all of the stock of The Jackson Organization, Research Consultants, Inc. (TJO) for approximately $12.6 million, consisting of approximately $11.6 million in cash and 252,616 shares of our common stock. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $673,000 through June 30, 2007, which are included in the table below in purchase price and cash paid. Total cash paid of $12.3 million includes cash paid for TJO and direct expenses associated with the acquisition. All of the common stock shares are being held in an escrow account for eighteen months from the acquisition date, subject to any claims for indemnification pursuant to the stock purchase agreement. Of the cash consideration portion, approximately $1.8 million is being held in escrow pending satisfaction of certain items pursuant to the stock purchase agreement. The Company expects to incur additional expenses associated with the valuation of indefinite and finite lived intangible assets. TJO provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimates related to the acquired business and finalization of the closing balance sheet of TJO. The preliminary allocation of purchase price is as follows:

Estimated fair value of tangible assets acquired	$2,820,865
Estimated fair value of liabilities assumed	(4,424,756)
Purchase price in excess of net tangible assets acquired	14,884,537
Less fair value of stock issued	(960,170)

Cash paid	12,320,476
Less cash acquired	(97,094)

Net cash paid for acquisition, including expenses	$12,223,382

The Company is currently determining the composition and valuation of indefinite and finite lived intangible assets, therefore amounts recorded for goodwill and intangible assets at June 30, 2007, of $8,884,537 and $6,000,000, respectively, are subject to change.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. BUSINESS COMBINATION (continued)
Currently TJO delivers survey results to customers via internet-based reporting throughout the survey period or by providing final survey results once all services are complete. Revenues for TJO’s survey and reporting services, which are provided through the use of internet-based reporting methodologies, are recognized using the proportional performance method, consistent with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” reflecting recognition throughout the service period which corresponds with the survey cycle and reporting access by the customer, which typically approximates five months. Revenues for TJO’s survey and reporting services, which include delivery of survey results to the customer when all services are completed, are recognized upon completion. All other revenues are recognized as the related services are performed or products are delivered to the customer. The results of operations for TJO have been included in the Company’s statement of operations beginning March 12, 2007.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$12,046,568	$11,163,438	$22,698,046	$21,036,024

Net income	$424,709	$221,083	$676,341	$749,281

Net income per share:
Basic	$0.02	$0.01	$0.03	$0.04

Diluted	$0.02	$0.01	$0.03	$0.03

6. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 2.2 million and 1.9 million for the three and six months ended June 30, 2007, respectively, and approximately 1.8 million for both the three and six months ended June 30, 2006.
The following table sets forth the computation of basic and diluted net income per share for three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income	$424,709	$288,679	$469,258	$947,146

Denominator:
Weighted average shares outstanding:
Basic	21,970,364	21,475,021	21,953,075	21,379,673
Employee stock options and escrowed shares	811,198	994,081	739,253	924,431

Diluted	22,781,562	22,469,102	22,692,328	22,304,104

Net income per share:
Basic	$0.02	$0.01	$0.02	$0.04

Diluted	$0.02	$0.01	$0.02	$0.04

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. BUSINESS SEGMENTS
We provide our services to healthcare organizations, pharmaceutical and medical device companies, and other members within the healthcare industry. Our services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). HealthStream Learning products and services include our Internet-based HealthStream Learning Center®, authoring tools, courseware subscriptions, live event development, online training and content development, online sales training courses, HospitalDirect® and other products focused on education and training to serve professionals that work within healthcare organizations. Effective with the acquisition of TJO in March 2007, we launched HealthStream ResearchTM. HealthStream Research reflects the combination of Data Management and Research, Inc. (DMR) and TJO, which collectively provide a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and members of the community. In addition, at that time, we changed our organizational structure, appointing a President of HealthStream Research who reports to our Chief Executive Officer (CEO). Our CEO is also our chief operating decision maker. During the first quarter of 2007, we began reporting and assessing performance based on the delivery of learning services and research services. Accordingly, we are now disclosing segment performance under the Learning and Research segments.
Our historical segments consisted of services provided to healthcare organizations and professionals (HCO) and services provided to pharmaceutical and medical device companies (PMD). We are no longer managing our business based on the markets of our customer base. We have, therefore, reclassified prior period segment disclosures to conform to the current year presentation.
We measure segment performance based on operating income (loss) before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and depreciation. The following is our business segment information as of and for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Learning	$6,497,960	$6,392,376	$12,976,519	$12,636,190
Research	5,548,608	1,831,324	7,171,388	3,110,150

Total net revenue	$12,046,568	$8,223,700	$20,147,907	$15,746,340

Income (loss) from operations
Learning	$739,885	$924,521	$2,315,439	$2,557,601
Research	1,564,405	776,238	1,521,423	1,086,007
Unallocated	(1,896,333)	(1,572,563)	(3,519,841)	(2,966,662)

Total income from operations	$407,957	$128,196	$317,021	$676,946

	June 30, 2007	December 31, 2006
Segment assets
Learning*	$14,771,551	$15,167,472
Research*	27,806,706	10,620,782
Unallocated	6,436,187	15,220,232

Total assets	$49,014,444	$41,008,486

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software feature enhancements, certain property and equipment, and intangible assets. Investments in marketable securities and cash and cash equivalents are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.
8. GOODWILL
We account for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”
On March 12, 2007, we acquired TJO. The amount of goodwill recorded as a result of the TJO acquisition represents a preliminary estimate at June 30, 2007. There were no changes in the carrying amount of goodwill during the six months ended June 30, 2006.

	Learning	Research	Total
Balance at January 1, 2007	$3,306,687	$7,010,706	$10,317,393
Changes in carrying value of goodwill	—	8,884,537	8,884,537

Balance at June 30, 2007	$3,306,687	$15,895,243	$19,201,930

	Learning	Research	Total
Balance at January 1, 2006	$3,306,687	$7,010,706	$10,317,393
Changes in carrying value of goodwill	—	—	—

Balance at June 30, 2006	$3,306,687	$7,010,706	$10,317,393

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. INTANGIBLE ASSETS
All identifiable intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. The Company is in the process of finalizing the purchase price allocation and related evaluation of indefinite and finite lived intangible assets associated with the acquisition of TJO, thus the balances recorded at June 30, 2007 are preliminary and subject to change. Customer related intangible assets include contract rights, customer lists, and customer relationships associated with our acquisitions of DMR and TJO. Other intangible assets include non-competition agreements associated with the same acquired entities. During the first quarter of 2007, we recorded $5.5 million associated with TJO customer related intangibles and $0.5 million associated with TJO non-competition agreements. Intangible assets with finite lives are being amortized over their estimated useful lives, ranging from one to eight years. Amortization of intangible assets was $330,208 and $498,789 for the three and six months ended June 30, 2007, respectively, and $127,083 and $224,072 for the three and six months ended June 30, 2006, respectively.
Identifiable intangible assets are comprised of the following:

	As of June 30, 2007			As of December 31, 2006
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Customer related	$11,840,000	$(4,106,732)	$7,733,268	$6,340,000	$(3,687,243)	$2,652,757
Content	3,500,000	(3,500,000)	—	3,500,000	(3,500,000)	—
Other	1,172,142	(648,219)	523,923	672,142	(568,918)	103,224

Total	$16,512,142	$(8,254,951)	$8,257,191	$10,512,142	$(7,756,161)	$2,755,981

10. LONG TERM DEBT
During the three months ended June 30, 2007, the Company financed the purchase of approximately $2.1 million in multi-year software licenses. As a result of this transaction, the Company entered into a promissory note loan agreement which is scheduled to be repaid in 36 payments, which are due on a monthly basis. The promissory note bears interest at an annual rate of 2.32%, and is unsecured. The Company may not prepay the loan without consent from the lender, and if a prepayment request is granted by the lender, a prepayment fee may be assessed.
11. SUBSEQUENT EVENT
On July 23, 2007, the Company signed an amendment to its revolving credit facility, increasing the availability under the line of credit from $10.0 million to $15.0 million. No other terms were modified in connection with this loan amendment.

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
The following important factors, in addition to those discussed elsewhere in this Quarterly Report and in our Annual Report on Form 10-K, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:
•	our ability to effectively implement our growth strategy, as well as manage growth of our operations and infrastructure, including effective integration of Data Management and Research, Inc. (DMR), The Jackson Organization, Research Consultants, Inc. (TJO), or other future acquisitions;

•	fluctuation in quarterly operating results caused by a variety of factors including the timing of sales, subscription revenue recognition, customer contract renewals, and timing of survey cycles, as well as expenses associated with deployment of software feature enhancements, stock based compensation, marketing spending associated with the Summit, and other factors;

•	variability and length of our sales cycle;

•	our ability to maintain and continue our competitive position against current and potential competitors;

•	our ability to obtain proper distribution rights from content partners to support growth in courseware subscriptions;

•	our ability to develop enhancements to our existing products and services, achieve widespread acceptance of new features, or keep pace with technological developments;

•	the pressure on healthcare organizations and pharmaceutical/medical device companies to reduce costs to customers could result in financial pressures on customers to cut back on our services;

•	loss of a significant customer and concentration of a significant portion of our revenue with a relatively small number of customers;

•	our ability to accurately forecast results of operations due to certain revenue components being subject to significant fluctuations and an increase in the percentage of our business subject to renewal;

•	our ability to achieve profitability on a consistent basis;

•	our ability to transition remaining customers successfully to our new version of our HealthStream Learning Center® (HLC) platform and resolve any issues with certain customers that have previously transitioned to the new platform;

•	our ability to adequately address our customers’ needs in products and services;

•	our ability to adequately develop and maintain our network infrastructure, computer systems, software and related security;

•	the effect of governmental regulation on us, our business partners and our customers, including, without limitation, changes in federal, state and international laws or other regulations regarding education, training and Internet transactions; and

•	other risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2006, and other filings with the Securities and Exchange Commission.
Overview
HealthStream’s services are focused on the professionals who work within healthcare organizations, and include the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). HealthStream Learning products and services are used by healthcare organizations to meet a broad range of their training and assessment needs, while HealthStream Research products and services provide our customers information about patients’ experiences, workforce challenges, physician relations, and community perceptions of their services. HealthStream’s customers include over 1,500 healthcare organization facilities (predominately acute-care facilities) throughout the United States and some of the top medical device and pharmaceutical companies.
The Company’s flagship learning product is the HLC, our proprietary, Internet-based learning platform. We deliver educational and training courseware to our customers through the HLC platform. HealthStream Learning products and services are focused on education and training initiatives designed to reach hospital-based healthcare professionals, as well as physicians and industry sales representatives. We offer a variety of online educational and training courseware and also provide traditional seminar and paper-based educational activities. We also deliver Internet-based medical device training within hospitals through our HospitalDirect® platform.
We provide HealthStream Research products and services to over 1,100 healthcare facilities. These products include quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and members of the community. We offer several survey methodologies, including paper-based surveys, phone-based surveys, and web-based surveys. As a certified vendor designated by the Centers for Medicare & Medicaid Services, we offer our customers CAHPS® (Consumer Assessment of Health Plan Survey) Hospital Survey services.
During the first quarter of 2007, we launched HealthStream ResearchTM and began reporting and assessing performance based on the delivery of learning services and delivery of research services. Accordingly, we are now disclosing segment performance under the Learning and Research segments. This change reflected our acquisition of TJO on March 12, 2007.
Key financial and operational indicators for the second quarter of 2007 include:
•	Revenues of $12.0 million in the second quarter of 2007, up 47% over the second quarter of 2006, and includes $3.7 million of revenue resulting from the TJO acquisition
•	Net income of $425,000, or $0.02 per diluted share, in the second quarter of 2007, up from $289,000, or $0.01 per diluted share, in the second quarter of 2006
•	1,422,000 healthcare professional subscribers fully implemented on our Internet-based learning network at June 30, 2007, up from 1,309,000 at June 30, 2006
•	Approximately 85 percent of our subscriber base has been transitioned to the Next Generation HealthStream Learning Center as of July 18, 2007
•	Increased availability under line of credit to $15.0 million
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
The accounting policies and estimates that we believe are the most critical in fully understanding and evaluating our reported financial results include the following:
•	Revenue recognition

•	Product development costs and related capitalization

•	Goodwill, intangibles, and other long-lived assets

•	Allowance for doubtful accounts

•	Accrual for service interruptions

•	Stock based compensation

•	Accounting for income taxes

•	Nonmonetary exchange of content rights and deferred service credits
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

Business Combination
The Jackson Organization, Research Consultants, Inc. On March 12, 2007, the Company acquired all of the issued and outstanding common stock of TJO for approximately $12.6 million, consisting of approximately $11.6 million in cash and 252,616 shares of our common stock. As of June 30, 2007, the Company had incurred direct, incremental expenses associated with the acquisition of TJO of approximately $673,000. Total cash paid of $12.3 million includes cash paid for TJO and direct expenses associated with the acqusition. Approximately $1.8 million of the cash consideration is being held in escrow and will be released upon the resolution of matters and occurrence of future events. All of the common stock shares are held in an escrow account until September 2008 and are subject to any claims for indemnification pursuant to the stock purchase agreement. TJO provides healthcare organizations with quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and other members of the community. TJO’s results of operations have been included in the Company’s results in the Research business unit from the date of acquisition.
Revenues and Expense Components
The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.
Revenues. Revenues for our Learning business unit currently consist of the provision of services through our Internet-based HealthStream Learning Center (HLC), authoring tools, a variety of courseware subscriptions (add-on courseware), maintenance and support services for our installed learning management products, maintenance of content, competency tools, live event development, online training and content development, online sales training courses, live educational activities for nurses and other professionals conducted within healthcare organizations, continuing education activities at association meetings, and HospitalDirect. Revenues for our Research business unit consist of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, employees, and other members of the community.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues consists primarily of salaries and employee benefits, stock based compensation, employee travel and lodging, materials, outsourced phone survey support, contract labor, hosting costs, and other direct expenses associated with revenues as well as royalties paid by us to content providers based on a percentage of revenues. Personnel costs within cost of revenues are associated with individuals that facilitate product delivery, provide services, perform phone and paper surveys, handle customer support calls or inquiries, manage our web sites, manage content and survey services, coordinate content maintenance services, and provide training or implementation services.
Product Development. Product development expenses consist primarily of salaries and employee benefits, stock based compensation, content acquisition costs before technological feasibility is achieved, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training delivery and administration platforms. In addition, product development expenses are associated with the development of new software feature enhancements and new products. Personnel costs within product development include our systems team, product managers, and other personnel associated with content and product development and product portfolio management.
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
Other Income (Expense). The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to capital leases, long term debt, and our revolving credit facility.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenues. Revenues increased approximately $3.8 million, or 46.5%, to $12.0 million for the three months ended June 30, 2007 from $8.2 million for the three months ended June 30, 2006. Revenues for 2007 consisted of $6.5 million for HealthStream Learning and $5.5 million for HealthStream Research. In 2006, revenues consisted of $6.4 million for HealthStream Learning and $1.8 million for HealthStream Research. HealthStream Learning experienced growth in revenues from our HLC subscriber base of $348,000, or 9.8%, and courseware and training subscriptions of $313,000, or 31.0%. This growth was partially offset by a decline in revenues from our live event business of $544,000, primarily associated with a significant, biannual live event which occurred in 2006. HealthStream Research revenue growth resulted primarily from the TJO acquisition which generated approximately $3.7 million of revenues for the second quarter of 2007. TJO revenues during the three months ended June 30, 2006, prior to our acquisition of TJO, and not included in our results of operations for the three months ended June 30, 2006, approximated $2.9 million. Our organic research business experienced a modest revenue increase over the prior year quarter, and a change in revenue mix, reflecting a higher percentage of revenues associated with survey services that include higher direct costs than the same prior year quarter.
As a result of the acquisition of TJO, the Company’s revenue mix changed during the three months ended June 30, 2007; including 54 percent of revenues from HealthStream Learning and 46 percent of revenues from HealthStream Research. This compares to 78 percent from HealthStream Learning and 22 percent from HealthStream Research during the second quarter of 2006. We do not classify our research products as being Internet-based products even though a significant portion of those products included Internet-based reporting capabilities because the related services are not subscription-based and they include services with varying frequency and delivery cycles. The portion of total revenues derived from our Internet-based subscription learning products, which include revenues from the HLC, courseware subscriptions, online training services (RepDirectTM) and HospitalDirectTM, increased by $677,000, or 15 percent, over the prior year same quarter. The percentage of total revenues from Internet-based subscription learning products approximated 44 percent for the second quarter of 2007 compared to 56 percent for the second quarter of 2006.
We expect revenues for the third quarter of 2007 to approximate $12.0 to $12.2 million, an increase of approximately $4.5 to $4.7 million or 60 to 63 percent over the same quarter in the prior year. We anticipate revenues will approximate 55 percent from HealthStream Learning and 45 percent from HealthStream Research. We expect revenues from HealthStream Learning to increase from both the same quarter of the prior year as well as increase compared to the second quarter of 2007 resulting from continued growth in our subscriber base and courseware subscriptions as well as additional HLC implementation services during the third quarter and remainder of 2007. We also expect HealthStream Research revenues to grow over the third quarter of 2006 with a significant portion of the increase associated with the acquisition of TJO. Consistent with historical seasonality trends, we expect organic research revenues during the third quarter of 2007 to reflect modest declines when compared to the second quarter of 2007.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $1.2 million, or 37.9%, to $4.4 million for the three months ended June 30, 2007 from $3.2 million for the three months ended June 30, 2006. Cost of revenues as a percentage of revenues decreased to 36.2% of revenues for the three months ended June 30, 2007 from 38.4% of revenues for the three months ended June 30, 2006. Cost of revenues for HealthStream Learning decreased approximately $398,000 and approximated 34.9% and 41.7% of revenues for the three months ended June 30, 2007 and 2006, respectively. This decrease resulted from lower direct costs from the live event business due to a significant biannual live event that occurred in 2006. This expense decrease was partially offset by increased royalties paid by us associated with increases in courseware and training subscriptions and incremental costs to support customers that were transitioned to our new HLC platform. Cost of revenues for HealthStream Research increased approximately $1.6 million and approximated 37.7% and 27.1% of revenues for the three months ended June 30, 2007 and 2006, respectively. The increase for HealthStream Research resulted primarily from the TJO acquisition as well as changes in survey revenue mix which resulted in higher direct costs.
We expect cost of revenues during the third quarter of 2007 to increase for both HealthStream Learning and HealthStream Research due to changes in revenue mix when compared to the same quarter in the prior year. Cost of revenues for HealthStream Learning is expected to increase as we continue to grow our courseware subscription revenues and provide HLC implementation and other project based services. Cost of revenues for HealthStream Research is expected to increase due to growth in direct costs associated with our mix of research revenues.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to 63.8% of revenues for the three months ended June 30, 2007 from 61.6% of revenues for the three months ended June 30, 2006. The improvement in gross margin resulted primarily from lower direct costs in the three months ended June 30, 2007 due to a significant live event in the three months ended June 30, 2006 that was not held in the 2007 period, but was somewhat offset by the decline in gross margins from HealthStream Research. HealthStream Research experienced higher direct expenses associated with changes in product mix during the three months ended June 30, 2007. Gross margins for HealthStream Learning were 65.1% and 58.3% for the three months ended June 30, 2007 and 2006, respectively. Gross margins for HealthStream Research were 62.3% and 72.9% for the three months ended June 30, 2007 and 2006, respectively. We expect gross margins to decline modestly during the third quarter of 2007 when compared to the third quarter of 2006 resulting from the expected changes in revenue mix discussed above and from the growth in HealthStream Research.

Product Development. Product development expenses increased approximately $263,000, or 31.5%, to $1.1 million for the three months ended June 30, 2007 from $837,000 for the three months ended June 30, 2006. Product development as a percentage of revenues decreased to 9.1% for the three months ended June 30, 2007 from 10.2% for the three months ended June 30, 2006. Product development expenses for HealthStream Learning increased approximately $232,000, and approximated 14.5% and 11.2% of revenues for the three months ended June 30, 2007 and 2006, respectively. This increase is the result of additional personnel and contract labor associated with development and maintenance of our learning products as well as the addition of product portfolio management personnel. Product development expenses for HealthStream Research increased approximately $41,000 due to additional personnel and approximated 2.3% and 4.8% of revenues for the three months ended June 30, 2007 and 2006, respectively. We expect product development expenses for the third quarter of 2007 to remain comparable to the third quarter of 2006, but decline as a percentage of revenues.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $788,000, or 38.7%, to $2.8 million for the three months ended June 30, 2007 from $2.0 million for the three months ended June 30, 2006. This increase is primarily associated with incremental personnel and related expenses resulting from the TJO acquisition, as well as incremental personnel to support our organic business. These expense increases were partially offset by lower marketing spending. Sales and marketing expenses approximated 23.4% and 24.7% of revenues for the three months ended June 30, 2007 and 2006, respectively.
Sales and marketing expenses for HealthStream Learning increased $263,000 and approximated 30.9% and 27.3% of revenues for the three months ended June 30, 2007 and 2006, respectively. This increase is associated with additional sales and account management personnel. Sales and marketing expenses for HealthStream Research increased $555,000 and approximated 13.9% and 11.7% of revenues for the three months ended June 30, 2007 and 2006, respectively. This increase is primarily associated with the TJO acquisition. We expect sales and marketing expenses for the third quarter of 2007 to increase over the prior year third quarter, but decline as a percentage of revenues.
Depreciation and Amortization. Depreciation and amortization increased approximately $531,000, or 79.5%, to $1.2 million for the three months ended June 30, 2007 from $667,000 for the three months ended June 30, 2006. Depreciation expense increases of $148,000 resulted from new capital expenditures, including approximately $2.1 million of multi-year software licenses contracted for during the three months ended June 30, 2007. The amortization increase of $383,000 resulted from TJO intangible asset amortization and amortization of capitalized software feature enhancements associated with the new HLC platform and other content assets. Amortization for HealthStream Learning increased $180,000, or 84.9%, and approximated 6.0% and 3.3% of revenues for the three months ended June 30, 2007 and 2006, respectively. This increase is primarily associated with amortization of capitalized software feature enhancements associated with the new HLC platform and other content assets. Amortization for HealthStream Research increased $203,000, or 159.8%, and approximated 6.0% and 6.9% of revenues for the three months ended June 30, 2007 and 2006, respectively. Depreciation expense, which is included in the unallocated corporate function, increased $148,000 over the prior year quarter.
We expect depreciation and amortization to increase during the third quarter and the remainder of 2007 when compared to the same periods of 2006. These increases will result from new capital expenditure depreciation, amortization of TJO intangible assets, and amortization of capitalized software feature enhancements.
Other General and Administrative. Other general and administrative expense increased approximately $764,000, or 54.7%, to $2.2 million for the three months ended June 30, 2007 from $1.4 million for the three months ended June 30, 2006. This increase is due to the TJO acquisition, additional personnel and other corporate expenses to support the growth of our business, and increased stock based compensation. Other general and administrative expense as a percentage of revenues was 17.9% and 17.0% for the three months ended June 30, 2007 and 2006, respectively.
Other general and administrative expense for HealthStream Learning was comparable between periods. Other general and administrative expense for HealthStream Research increased $535,000 over the prior year quarter, primarily resulting from the TJO acquisition. The unallocated corporate portion of other general and administrative expenses increased $215,000 over the prior year quarter associated with additional corporate level personnel, higher stock based compensation expense, and other corporate expenses to support our business. We expect other general and administrative expenses for the third quarter and remainder of 2007 to increase when compared to the same periods of 2006, but remain comparable or decline slightly as a percentage of revenues.
Other Income (Expense). Other income (expense) decreased approximately $131,000, or 85.9%, to $22,000 for the three months ended June 30, 2007 from $153,000 for the three months ended June 30, 2006. Interest income from cash and investments in marketable securities decreased $127,000 resulting from lower cash and investments balances during 2007.
Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2007 is associated with federal alternative minimum tax. Taxable income for 2007 is expected to be substantially offset by the utilization of our operating loss carryforwards.
Net Income. Net income was approximately $425,000, or $0.02 per diluted share, for the three months ended June 30, 2007 up from $289,000, or $0.01 per diluted share, for the three months ended June 30, 2006. This improvement is primarily a result of the favorable impact from the TJO acquisition, but was somewhat offset by the other factors mentioned above. We expect net income for the third quarter of 2007 to range between $0.02 and $0.03 per diluted share. We expect full year 2007 net income to range between $0.08 and $0.10 per diluted share. This updated expectation reflects anticipated lower gross margins resulting from changes in revenue mix as well as incremental depreciation expense associated with multi-year software licenses acquired during the three months ended June 30, 2007.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Revenues. Revenues increased approximately $4.4 million, or 28.0%, to $20.1 million for the six months ended June 30, 2007 from $15.7 million for the six months ended June 30, 2006. Revenues for 2007 consisted of $13.0 million for HealthStream Learning and $7.1 million for HealthStream Research. In 2006, revenues consisted of $12.6 million for HealthStream Learning and $3.1 million for HealthStream Research. HealthStream Learning experienced growth in revenues from our HLC subscriber base of $755,000, or 10.9%, and courseware and training subscriptions of $529,000, or 26.0%. This growth was partially offset by a decline in revenues from our live event business of $696,000, primarily associated with a significant, biannual live event which occurred in 2006, and declines in other project-based services. HealthStream Research revenue growth resulted from the TJO acquisition, while our organic research business experienced a change in revenue mix resulting in a modest revenue decline compared to the prior year. The change in revenue mix reflects a higher percentage of revenues associated with survey services that include higher direct costs than the same period of the prior year.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $1.5 million, or 26.8%, to $7.3 million for the six months ended June 30, 2007 from $5.7 million for the six months ended June 30, 2006. Cost of revenues as a percentage of revenue decreased modestly and approximated 36.1% and 36.4% of revenues for the six months ended June 30, 2007 and 2006, respectively. Cost of revenues for HealthStream Learning decreased $384,000 and approximated 34.3% and 38.2% of revenues for the six months ended June 30, 2007 and 2006, respectively. The most significant expense decreases resulted from the live event business, primarily due to a significant biannual live event that occurred during the first half of 2006. This expense reduction was partially offset by increased labor costs to support customers that were transitioned to our new HLC platform, as well as increased royalties paid by us associated with increased courseware and training subscription revenues. Cost of revenues for HealthStream Research increased $1.9 million and approximated 39.4% and 29.1% of revenues for the six months ended June 30, 2007 and 2006, respectively. The primary expense increases resulted from the TJO acquisition and higher direct costs resulting from changes in revenue mix.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) was 63.9% and 63.6% for the six months ended June 30, 2007 and 2006, respectively. Gross margins for HealthStream Learning were 65.7% and 61.8% for the six months ended June 30, 2007 and 2006, respectively. This improvement resulted from the change in revenue mix and related cost of revenues discussed above. Gross margins for HealthStream Research were 60.6% and 70.9% for the six months ended June 30, 2007 and 2006, respectively. This decrease resulted from changes in revenue mix and the addition of TJO personnel and related direct costs.
Product Development. Product development expenses increased approximately $453,000, or 26.2%, to $2.2 million for the six months ended June 30, 2007 from $1.7 million for the six months ended June 30, 2006. Product development expenses as a percentage of revenues was 10.8% and 11.0% of revenues for the six months ended June 30, 2007 and 2006, respectively. Product development expenses for HealthStream Learning increased $397,000 and approximated 14.4% and 11.6% of revenues for the six months ended June 30, 2007 and 2006, respectively. The increase resulted from additional personnel and contract labor associated with the development and maintenance of our learning products as well as the addition of product portfolio management personnel. Product development expenses for HealthStream Research increased $70,000 and approximated 3.5% and 5.9% of revenues for the six months ended June 30, 2007 and 2006, respectively, primarily due to additional product development personnel.
Sales and Marketing. Sales and marketing expenses increased approximately $893,000, or 24.4%, to $4.6 million for the six months ended June 30, 2007 from $3.7 million for the six months ended June 30, 2006. This increase is primarily associated with incremental personnel and related expenses resulting from the TJO acquisition, as well as incremental personnel to support our organic business. These expense increases were partially offset by lower marketing spending, including lower expenses associated with our Annual Learning Summit. As a percentage of revenues, sales and marketing expenses decreased to 22.6% of revenues for the six months ended June 30, 2007 from 23.3% of revenues for the six months ended June 30, 2006.
Sales and marketing expenses for HealthStream Learning increased $227,000 and approximated 25.8% and 24.7% of revenues for the six months ended June 30, 2007 and 2006, respectively. This increase is associated with incremental sales and account management personnel. Sales and marketing expenses for HealthStream Research increased $708,000 and approximated 15.8% and 13.7% of revenues for the six months ended June 30, 2007 and 2006, respectively. A significant portion of this expense increase is associated with the TJO acquisition.
Depreciation and Amortization. Depreciation and amortization increased approximately $743,000, or 56.7%, to $2.1 million for the six months ended June 30, 2007 from $1.3 million for the six months ended June 30, 2006. Depreciation increases of $168,000 resulted from new capital expenditures and from assets acquired in the TJO acquisition. Amortization increases of $575,000 resulted from capitalized software feature enhancements and TJO intangible asset amortization. Amortization for HealthStream Learning increased $332,000, or 84.9%, and approximated 5.6% and 3.1% of revenues for the six months ended June 30, 2007 and 2006, respectively. This increase is primarily associated with amortization of capitalized software feature enhancements associated with the new HLC platform and other content assets. Amortization for HealthStream Research increased $245,000, or 96.2%, and approximated 7.0% and 8.2% of revenues for the six months ended June 30, 2007 and 2006, respectively. Depreciation expense, which is included in the unallocated corporate function, increased $167,000 over the prior year.
Other General and Administrative. Other general and administrative expenses increased approximately $1.1 million, or 43.1%, to $3.8 million for the six months ended June 30, 2007 from $2.6 million for the six months ended June 30, 2006. This increase resulted from the TJO acquisition, increased personnel expenses and contract labor, increased stock based compensation, and increases in other expenses to support the acquisition of TJO and the growth of the company. Other general and administrative expense as a percentage of revenues increased to 18.7% for the six months ended June 30, 2007 from 16.7% for the six months ended June 30, 2006. Other general and administrative expense for HealthStream Learning was comparable between periods. Other general and administrative expense for HealthStream Research increased $681,000 over the same period of the prior year, primarily resulting from the TJO acquisition. Other general and administrative expense for the unallocated corporate functions increased $444,000 over the prior year associated with additional personnel and contract labor, higher stock based compensation expense, and increases in other expenses to support the growth of the company.
Other Income (Expense). Other income (expense) decreased approximately $126,000, or 43.8%, to $161,000 for the six months ended June 30, 2007 from $287,000 for the six months ended June 30, 2006. Interest income from cash and investments in marketable securities decreased $123,000 resulting from lower cash and investments balances during 2007.
Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2007 is associated with federal alternative minimum tax. Taxable income for 2007 is expected to be substantially offset by the utilization of our operating loss carryforwards.
Net Income. Net income was approximately $469,000 for the six months ended June 30, 2007 down from $947,000 for the six months ended June 30, 2006. This decline is a result of the factors mentioned above.
Liquidity and Capital Resources
Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from related parties and, to an increasing extent, from revenues generated from the sale of our products and services.
Net cash provided by operating activities was approximately $3.2 million during the six months ended June 30, 2007 compared to $2.1 during the six months ended June 30, 2006. The improvement over the prior year primarily resulted from growth in our business and related cash receipts from customers. The significant uses of cash for operating activities during 2007 and 2006 included personnel expenses and other direct expenses to support our business, payment of royalties to content partners, payment of year-end bonuses to employees, and purchases of content. Our days sales outstanding (DSO, which we calculate by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the period) approximated 63 days for the six months ended June 30, 2007 compared to 49 days for the six months ended June 30, 2006. The increase in DSO is reflective of delays in cash receipts from HealthStream Learning customers. The decline in current assets since December 31, 2006 resulted primarily from the utilization of cash to fund the TJO acquisition, and the increase in current liabilities primarily relates to acquired deferred revenue balances from the TJO acquisition.
Net cash used in investing activities approximated $12.3 million during the six months ended June 30, 2007 compared to $1.1 million during the six months ended June 30, 2006. The increased use of cash during 2007 primarily resulted from the TJO acquisition, which consumed approximately $12.2 million, and $1.8 million paid for capitalized software feature enhancements and property and equipment purchases, which were partially offset by cash received from the sale of investments in marketable securities. During the six months ended June 30, 2006, our primary use of cash was for software feature enhancements and purchases of property and equipment, and was partially offset by proceeds from sales in excess of purchases of investments in marketable securities.
Cash used in financing activities was approximately $7,000 for the six months ended June 30, 2007 while $562,000 of cash was provided by financing activities during the six months ended June 30, 2006. The primary uses of cash in 2007 related to payments of long term debt and capital lease obligations, and was partially offset by cash proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan. The decrease from the prior year is a result of fewer exercises of stock options.
As of June 30, 2007, our primary source of liquidity was $1.6 million of cash and cash equivalents, restricted cash, and interest receivable. The Company also has $15.0 million of availability under our revolving credit facility, which matures in July 2009 and bears interest at a variable rate based on the 30 Day LIBOR Rate plus 150 basis points. We believe this loan agreement provides us additional ability to fund investments within our business, including any potential future business acquisitions. There were no amounts outstanding under this revolving credit facility as of June 30, 2007.
As a result of the acquisition of TJO, our working capital has declined from positive levels at December 31, 2006, both due to use of cash and the addition of significant deferred revenue balances. We believe that our existing cash and cash equivalents, restricted cash, related interest receivable, as well as cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. As part of our growth strategy, we are actively reviewing possible acquisitions that complement our products and services. We anticipate that any potential future acquisitions would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity or debt securities and/or borrowings under our revolving credit facility, or other facility, to finance any future acquisitions. The issuance of our stock as consideration for an acquisition would have a dilutive effect and could adversely affect our stock price. There can be no assurance that additional sources of financing will be available to us on acceptable terms, or at all, to consummate any acquisitions. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.
Commitments and Contingencies
We expect that our capital expenditures for the remainder of 2007 will approximate $2.0 to $2.5 million, due to continued development of our new HLC platform as well as related hardware and software, product investments, including our new Competency product, and integration of TJO. We expect to fund these capital expenditures with existing cash balances, cash generated from operations, and if needed, from our revolving credit facility. We may also enter into lease agreements for some of these asset purchases.
Our strategic alliances have typically provided for payments to content partners based on revenues and development partners and other parties based on services rendered. We expect to continue similar arrangements in the future. We also have commitments for our live event services associated with securing hotel arrangements, which are typically fully funded from commercial support grants. During the quarter ended June 30, 2007, we entered into a loan agreement associated with a multi-year agreement for software licenses totaling approximately $2.1 million. Payments under this loan agreement are due monthly over a three year period. We also have capital lease obligations for computer hardware and operating lease commitments for our operating facilities in Nashville, TN, Franklin, TN, Laurel, MD and Denver, CO.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of June 30, 2007, our outstanding indebtedness includes a promissory note of approximately $2.1 million and approximately $239,000 of capital lease obligations. We may become subject to interest rate market risk associated with borrowings under our revolving credit facility, which bears interest at a variable rate based on the 30 Day LIBOR Rate plus 150 basis points, which was 6.82% at June 30, 2007. We are also exposed to market risk with respect to our cash balances. At June 30, 2007, the Company had cash and cash equivalents, restricted cash, and related interest receivable totaling approximately $1.6 million. Current rates of return approximate 5.0-5.5%. Assuming a 5.25% rate of return on $1.6 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $8,400.
The Company manages its investment risk by investing in corporate debt securities, foreign corporate debt, secured corporate debt, and municipal debt securities with minimum acceptable credit ratings. For certificates of deposit and corporate obligations, ratings must be A2/A or better; A1/P1 or better for commercial paper; A2/A or better for taxable or tax advantaged auction rate securities and AAA or better for tax free auction rate securities. The Company also requires that all securities must mature within 24 months from the original settlement date, the average portfolio shall not exceed 18 months, and the greater of 10% or $5.0 million shall mature within 90 days. Further, the Company’s investment policy also limits concentration exposure and other potential risk areas. As of June 30, 2007, we maintained no investments in marketable securities.
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
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
On May 24, 2007, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons as Class I directors to serve until the Annual Meeting of Shareholders in 2010 and until such time as their respective successors are duly elected and qualified, with the number of votes cast for, or withheld as set forth opposite their names.

	Votes
		Withheld
Nominee	For	Authority/Abstained

James F. Daniell	18,166,364	1,084,056
Thompson S. Dent	18,165,164	1,085,256
Dale Polley	18,115,364	1,135,056
William W. Stead	18,167,364	1,083,056
The shareholders of the Company elected the following person as a Class III director to serve until the Annual Meeting of Shareholders in 2009 and until such time as his successor is duly elected and qualified, with the number of votes cast for, or withheld as set forth opposite his name.

	Votes
		Withheld
Nominee	For	Authority/Abstained

Gerard M. Hayden, Jr.	18,167,064	1,083,356
The shareholders of the Company ratified the appointment of Ernst and Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007, with the number of votes cast for, against, or withheld as forth below:

Votes
		Withheld
For	Against	Authority/Abstained

19,065,705	181,786	2,929
Item 6. Exhibits
(a)	Exhibits
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
Susan A. Brownie
Chief Financial Officer August 10, 2007

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