Form 10-Q
period 2007-09-30
HEALTHSTREAM INC
filed 2007-11-09
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2007, 22,323,567 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,730,689	$10,725,780
Investments in marketable securities	—	1,700,000
Restricted cash	94,477	264,714
Interest receivable	15,561	68,435
Accounts receivable, net of allowance for doubtful accounts of $107,364 and $112,234 at September 30, 2007 and December 31, 2006, respectively	7,674,175	6,518,624
Accounts receivable — unbilled	1,068,601	1,274,511
Prepaid development fees, net of amortization	1,027,596	1,055,135
Other prepaid expenses and other current assets	1,049,879	603,461

Total current assets	13,660,978	22,210,660
Property and equipment:
Equipment and software licenses	11,641,674	8,218,525
Leasehold improvements	1,800,633	1,773,701
Furniture and fixtures	1,560,468	1,091,494

	15,002,775	11,083,720
Less accumulated depreciation and amortization	(10,272,544)	(8,899,863)

Total property and equipment, net	4,730,231	2,183,857
Capitalized software feature enhancements, net of accumulated amortization of $1,175,344 and $622,298 at September 30, 2007 and December 31, 2006, respectively	4,119,454	2,572,111
Goodwill	19,021,864	10,317,393
Intangible assets, net of accumulated amortization of $8,585,159 and $7,756,161 at September 30, 2007 and December 31, 2006, respectively	7,926,983	2,755,981
Other assets	500,100	968,484

Total assets	$49,959,610	$41,008,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$734,592	$1,616,105
Accrued liabilities	2,696,818	2,465,123
Accrued compensation and related expenses	675,654	874,064
Registration liabilities	77,658	240,399
Commercial support liabilities	239,246	315,210
Deferred revenue	10,441,287	5,375,625
Current portion of long term debt	643,225	—
Current portion of capital lease obligations	144,975	176,574

Total current liabilities	15,653,455	11,063,100

Long term debt, less current portion	1,268,516	—
Capital lease obligations, less current portion	44,975	106,780
Other long term liabilities	295,834	204,167
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 22,303,567 and 21,928,687 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	96,988,667	95,134,550
Accumulated deficit	(64,291,837)	(65,500,111)

Total shareholders’ equity	32,696,830	29,634,439

Total liabilities and shareholders’ equity	$49,959,610	$41,008,486

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2007	2006
Revenues, net	$11,809,386	$7,480,532
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	4,336,478	2,378,223
Product development	1,165,352	891,188
Sales and marketing	2,293,777	1,647,892
Depreciation	560,118	374,946
Amortization of intangibles, content fees and software feature enhancements	756,925	384,504
Other general and administrative expenses	1,966,715	1,509,354

Total operating costs and expenses	11,079,365	7,186,107

Income from operations	730,021	294,425
Other income (expense):
Interest and other income	47,791	175,414
Interest and other expense	(21,296)	(9,936)

Total other income	26,495	165,478

Income before income taxes	756,516	459,903
Income tax provision (benefit)	17,500	(14,436)

Net income	$739,016	$474,339

Net income per share:
Basic	$0.03	$0.02

Diluted	$0.03	$0.02

Weighted average shares of common stock outstanding:
Basic	22,025,285	21,618,616

Diluted	22,664,432	22,363,500

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Revenues, net	$31,957,293	$23,226,872
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	11,610,738	8,114,882
Product development	3,344,231	2,617,556
Sales and marketing	6,848,837	5,309,726
Depreciation	1,392,610	1,039,589
Amortization of intangibles, content fees and software feature enhancements	1,978,579	1,030,842
Other general and administrative expenses	5,735,256	4,142,906

Total operating costs and expenses	30,910,251	22,255,501

Income from operations	1,047,042	971,371
Other income (expense):
Interest and other income	229,756	480,102
Interest and other expense	(42,158)	(27,924)

Total other income	187,598	452,178

Income before income taxes	1,234,640	1,423,549
Income tax provision	26,366	2,064

Net income	$1,208,274	$1,421,485

Net income per share:
Basic	$0.05	$0.07

Diluted	$0.05	$0.06

Weighted average shares of common stock outstanding:
Basic	21,977,145	21,459,321

Diluted	22,683,030	22,323,903

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2007

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2006	21,928,687	$95,134,550	$(65,500,111)	$29,634,439
Net income	—	—	1,208,274	1,208,274
Issuance of common stock in acquisition	252,616	960,170	—	960,170
Issuance of common stock to Employee Stock Purchase Plan	37,685	121,723	—	121,723
Stock based compensation	—	581,047	—	581,047
Exercise of stock options	84,579	191,177	—	191,177

Balance at September 30, 2007	22,303,567	$96,988,667	$(64,291,837)	$32,696,830

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$1,208,274	$1,421,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,392,610	1,039,590
Amortization of intangibles, content fees, and software feature enhancements	1,978,579	1,030,842
Stock based compensation	581,047	543,714
Provision for doubtful accounts	30,000	—
Realized loss on disposal of property & equipment	844	621
Changes in operating assets and liabilities, net of acquisition:
Accounts and unbilled receivables	865,854	(18,490)
Restricted cash	170,237	127,018
Interest receivable	52,874	(2,968)
Prepaid development fees	(477,329)	(607,227)
Other prepaid expenses and other current assets	(307,469)	(159,423)
Other assets	593,345	(151,782)
Accounts payable	(881,513)	(48,247)
Accrued liabilities and accrued compensation and related expenses	(538,845)	201,866
Registration liabilities	(162,741)	(136,106)
Commercial support liabilities	(75,964)	(864,118)
Deferred revenue	1,171,627	745,038

Net cash provided by operating activities	5,601,430	3,121,813

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(12,084,278)	—
Proceeds from maturities and sales of investments in marketable securities	2,500,000	12,785,000
Purchase of investments in marketable securities	(800,000)	(12,703,816)
Payments associated with capitalized software feature enhancements	(2,100,390)	(1,369,020)
Purchase of property and equipment	(1,056,217)	(1,012,210)

Net cash used in investing activities	(13,540,885)	(2,300,046)

FINANCING ACTIVITIES:
Issuance of common stock to Employee Stock Purchase Plan	121,723	162,083
Proceeds from exercise of stock options	191,177	489,152
Payments on promissory note	(230,222)	—
Payments on capital lease obligations	(138,314)	(138,924)
Borrowings under revolving credit facility	1,500,000	—
Payments under revolving credit facility	(1,500,000)	—

Net cash (used in) provided by financing activities	(55,636)	512,311

Net (decrease) increase in cash and cash equivalents	(7,995,091)	1,334,078
Cash and cash equivalents at beginning of period	10,725,780	5,726,151

Cash and cash equivalents at end of period	$2,730,689	$7,060,229

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with acquisition of company	$960,170	$—

Capital lease obligations incurred	$—	$88,067

Acquisition of content rights in exchange for future services	$191,667	$904,167

Purchase of property and equipment through issuance of long term debt	$2,141,963	$—

Effects of acquisition:
Estimated fair value of tangible assets acquired	$2,856,480	$—
Estimated fair value of liabilities assumed	(4,419,409)	—
Purchase price in excess of net tangible assets acquired	14,704,471	—
Less fair value of stock issued	(960,170)	—

Cash paid	12,181,372	—
Less cash acquired	(97,094)	—

Net cash paid for acquisition	$12,084,278	$—

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
3. INCOME TAXES
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements, and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company has established a full valuation allowance for net deferred tax assets in order to reduce deferred tax assets to amounts that are more likely than not expected to be realized. At September 30, 2007, the Company has net deferred tax assets of approximately $17.6 million, which includes approximately $14.6 million related to net operating loss carryforwards (NOLs). Our NOL carryforwards are subject to annual limitations under Internal Revenue Code Section 382. The annual limitations could result in the expiration of the NOL and tax credit carryforwards before they are fully utilized. The Company maintained a full valuation allowance for these deferred tax assets as of September 30, 2007. When the Company achieves sustained and predictable profitability consistent with the ability to predict and realize a benefit associated with these NOLs, we will recognize the portion of the benefit associated with such NOLs that is more likely than not to be realized. To the extent management believes the Company could not reasonably realize such amounts, a full valuation allowance will be maintained. The Company historically has expensed any penalties or interest associated with tax obligations as general and administrative expenses and interest expense, respectively. As of December 31, 2006 and September 30, 2007, the Company’s statement of financial position did not reflect any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years through 2006, subject to the statute of limitations. The Company has no income tax examinations in process.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. STOCK BASED COMPENSATION
The Company maintains two stock incentive plans and an Employee Stock Purchase Plan. We account for our stock based compensation plans under the provisions of SFAS No. 123(R), “Share-Based Payments.” We use the Black Scholes option pricing model for calculating the fair value of awards issued under our stock based compensation plans. During the nine months ended September 30, 2007, we granted 490,000 stock options with a weighted average grant date fair value of $2.46. During the nine months ended September 30, 2006, we granted 516,420 stock options with a weighted average grant date fair value of $1.97. Through September 30, 2007, actual stock option forfeitures exceeded our estimates, therefore we revised the forfeiture rate assumptions for certain option grants to reflect both actual and expected future forfeiture experience. This change in estimate resulted in a cumulative reduction to share-based compensation expense of approximately $75,000 which was recorded during the third quarter of 2007. In addition, the change in estimate is expected to result in a reduction of unrecognized share based compensation related to non-vested stock options, net of estimated forfeitures, of approximately $146,000. The fair value of stock based awards granted during the nine months ended September 30, 2007 and 2006 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

	Nine Months Ended
	September 30,
	2007	2006
Risk-free interest rate	4.45–4.80%	4.55–5.07%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5 to 8	5 to 8
Expected forfeiture rate	0-30%	0-30%
Volatility	75%	75%
Total stock based compensation expense recorded for the three and nine months ended September 30, 2007 and 2006, which is recorded in our statements of operations, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenues (excluding depreciation and amortization)	$9,019	$12,587	$36,571	$42,346
Product development	19,646	32,767	110,445	104,431
Sales and marketing	37,254	30,178	125,922	95,538
Other general and administrative	27,561	90,549	308,109	301,399

Total stock based compensation expense	$93,480	$166,081	$581,047	$543,714

5. BUSINESS COMBINATION
On March 12, 2007, the Company acquired all of the stock of The Jackson Organization, Research Consultants, Inc. (TJO). TJO provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. The acquisition of TJO complements our existing research business and expands our service offerings to the healthcare industry. Consideration paid to the seller of TJO included approximately $11.5 million in cash and 252,616 shares of our common stock. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $673,000 through September 30, 2007, which are included in the table below in “purchase price in excess of net tangible assets acquired” and “cash paid.” Total cash paid of $12.2 million includes cash paid for TJO and direct expenses associated with the acquisition. All of the common stock shares issued in the acquisition are being held in an escrow account for eighteen months from the acquisition date, subject to any claims for indemnification pursuant to the stock purchase agreement. Of the cash consideration portion, approximately $1.6 million is being held in escrow pending satisfaction of certain items pursuant to the stock purchase agreement. During the quarter ended September 30, 2007, the TJO closing balance sheet was finalized and the working capital cash escrow of $200,000 was released, resulting in approximately $139,000 of the cash escrow being returned to the Company pursuant to the stock purchase agreement. The Company expects to incur additional expenses associated with the valuation of indefinite and finite lived intangible assets. The allocation of purchase price is preliminary and may be subject to change as a result of changes in estimated fair value of intangible assets and deferred revenue related to the acquired business. The preliminary allocation of purchase price is as follows:

Estimated fair value of tangible assets acquired	$2,856,480
Estimated fair value of liabilities assumed	(4,419,409)
Purchase price in excess of net tangible assets acquired	14,704,471
Less fair value of stock issued	(960,170)

Cash paid	12,181,372
Less cash acquired	(97,094)

Net cash paid for acquisition, including expenses	$12,084,278

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. BUSINESS COMBINATION (continued)
The Company is currently in the process of determining the composition and valuation of indefinite and finite lived intangible assets, therefore amounts recorded for goodwill and intangible assets at September 30, 2007, of $8,704,471 and $6,000,000, respectively, are subject to change. In the event a change in the estimated value associated with finite lived intangible assets occurs, amortization expense will be cumulatively adjusted in the period of the change.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues, net	$11,089,386	$10,368,549	$34,507,432	$31,404,573

Net income	$739,016	$270,147	$1,415,357	$1,019,428

Net income per share:
Basic	$0.03	$0.01	$0.06	$0.05

Diluted	$0.03	$0.01	$0.06	$0.05

6. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 2.1 million and 2.0 million for the three and nine months ended September 30, 2007, respectively, and approximately 2.1 million 1.9 million for the three and nine months ended September 30, 2006, respectively.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. NET INCOME PER SHARE (continued)
The following table sets forth the computation of basic and diluted net income per share for three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$739,016	$474,339	$1,208,274	$1,421,485

Denominator:
Weighted average shares outstanding:
Basic	22,025,285	21,618,616	21,977,145	21,459,321
Employee stock options and escrowed shares	639,147	744,884	705,885	864,582

Diluted	22,664,432	22,363,500	22,683,030	22,323,903

Net income per share:
Basic	$0.03	$0.02	$0.05	$0.07

Diluted	$0.03	$0.02	$0.05	$0.06

7. BUSINESS SEGMENTS
We provide our services to healthcare organizations, pharmaceutical and medical device companies, and other members within the healthcare industry. Our services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). HealthStream Learning products and services include our Internet-based HealthStream Learning Center®, authoring tools, courseware subscriptions, online training and content development, online sales training courses, live events, HospitalDirect® and other products focused on education and training to serve professionals that work within healthcare organizations.
Effective with the acquisition of TJO in March 2007, we launched HealthStream ResearchTM. HealthStream Research reflects the combination of Data Management and Research, Inc. (DMR) and TJO, which collectively provide a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and members of the community. In addition, at that time, we changed our organizational structure, appointing a President of HealthStream Research who reports to our Chief Executive Officer (CEO). Our CEO is also our chief operating decision maker. During the first quarter of 2007, we began reporting and measuring performance based on the delivery of learning services and research services. Accordingly, we now disclose segment performance under the Learning and Research segments.
Our historical segments consisted of services provided to healthcare organizations and professionals (HCO) and services provided to pharmaceutical and medical device companies (PMD). We no longer manage our business based on the markets of our customer base. We have, therefore, reclassified prior period segment disclosures to conform to the current year presentation.
We measure segment performance based on operating income (loss) before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and depreciation. The following is our business segment information as of and for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Learning	$6,827,159	$5,807,600	$19,803,679	$18,443,786
Research	4,982,227	1,672,932	12,153,614	4,783,086

Total net revenue	$11,809,386	$7,480,532	$31,957,293	$23,226,872

Income (loss) from operations
Learning	$1,483,238	$1,396,079	$3,798,677	$3,953,680
Research	1,039,473	551,873	2,560,896	1,637,880
Unallocated	(1,792,690)	(1,653,527)	(5,312,531)	(4,620,189)

Total income from operations	$730,021	$294,425	$1,047,042	$971,371

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. BUSINESS SEGMENTS (continued)

	September 30, 2007	December 31, 2006
Segment assets
Learning *	$15,117,660	$15,167,472
Research *	27,440,293	10,620,782
Unallocated	7,401,657	15,220,232

Total assets	$49,959,610	$41,008,486

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software feature enhancements, certain property and equipment, and intangible assets. Investments in marketable securities and cash and cash equivalents are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.
8. GOODWILL
We account for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” On March 12, 2007, we acquired TJO. The amount of goodwill recorded as a result of the TJO acquisition represents a preliminary estimate at September 30, 2007. There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2006.

	Learning	Research	Total
Balance at January 1, 2007	$3,306,687	$7,010,706	$10,317,393
Changes in carrying value of goodwill	—	8,704,471	8,704,471

Balance at September 30, 2007	$3,306,687	$15,715,177	$19,021,864

	Learning	Research	Total
Balance at January 1, 2006	$3,306,687	$7,010,706	$10,317,393
Changes in carrying value of goodwill	—	—	—

Balance at September 30, 2006	$3,306,687	$7,010,706	$10,317,393

9. INTANGIBLE ASSETS
All identifiable intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. The Company is in the process of finalizing the purchase price allocation and related evaluation of indefinite and finite lived intangible assets associated with the acquisition of TJO, thus the balances recorded at September 30, 2007 are preliminary and subject to change. Customer related intangible assets include contract rights, customer lists, and customer relationships associated with our acquisitions of DMR and TJO. Other intangible assets include non-competition agreements associated with the same acquired entities. Content intangible assets include courseware and content, and are fully amortized at September 30, 2007. During the first quarter of 2007, we recorded $5.5 million associated with TJO customer related intangibles and $0.5 million associated with TJO non-competition agreements. Intangible assets with finite lives are being amortized over their estimated useful lives, ranging from one to eight years. Amortization of intangible assets was $330,208 and $828,998 for the three and nine months ended September 30, 2007, respectively, and $127,083 and $381,249 for the three and nine months ended September 30, 2006, respectively.
Identifiable intangible assets are comprised of the following:

	As of September 30, 2007			As of December 31, 2006
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Customer related	$11,840,000	$(4,384,857)	$7,455,143	$6,340,000	$(3,687,243)	$2,652,757
Content	3,500,000	(3,500,000)	—	3,500,000	(3,500,000)	—
Other	1,172,142	(700,302)	471,840	672,142	(568,918)	103,224

Total	$16,512,142	$(8,585,159)	$7,926,983	$10,512,142	$(7,756,161)	$2,755,981

10. LONG TERM DEBT
During 2007, the Company financed the purchase of approximately $2.1 million in multi-year software licenses. As a result of this transaction, the Company entered into a promissory note loan agreement which is scheduled to be repaid in 36 payments, which are due on a monthly basis, beginning July 1, 2007. The promissory note bears interest at an annual rate of 2.32%, and is unsecured. The Company may not prepay the loan without consent from the lender, and if a prepayment request is granted by the lender, a prepayment fee may be assessed.

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
The following important factors, in addition to those discussed elsewhere in this Quarterly Report and in our Annual Report on Form 10-K, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:
–	our ability to effectively implement our growth strategy, as well as manage growth of our operations and infrastructure, including effective integration of Data Management and Research, Inc. (DMR), The Jackson Organization, Research Consultants, Inc. (TJO), or other future acquisitions;

–	fluctuation in quarterly operating results caused by a variety of factors including the timing of sales, subscription revenue recognition, customer contract renewals, and timing of survey cycles, as well as expenses associated with deployment of software feature enhancements, stock based compensation, marketing spending associated with our Annual Learning Summit and Annual Research Conference, and other factors;

–	variability and length of our sales cycle;

–	our ability to maintain and continue our competitive position against current and potential competitors;

–	our ability to obtain proper distribution rights from content partners to support growth in courseware subscriptions;

–	our ability to develop enhancements to our existing products and services, achieve widespread acceptance of new features, or keep pace with technological developments;

–	the pressure on healthcare organizations and pharmaceutical/medical device companies to reduce costs to customers could result in financial pressures on customers to cut back on our services;

–	loss of a significant customer and concentration of a significant portion of our revenue with a relatively small number of customers;

–	our ability to accurately forecast results of operations due to certain revenue components being subject to significant fluctuations and an increase in the percentage of our business subject to renewal;

–	our ability to achieve profitability on a consistent basis;

–	our ability to resolve any issues with certain customers that have transitioned to the new version of our HealthStream Learning Center® (HLC);

–	our ability to adequately address our customers’ needs in products and services;

–	our ability to adequately develop and maintain our network infrastructure, computer systems, software and related security;

–	the effect of governmental regulation on us, our business partners and our customers, including, without limitation, changes in federal, state and international laws or other regulations regarding education, training and Internet transactions; and

–	other risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2006, and other filings with the Securities and Exchange Commission.
Overview
HealthStream’s services are focused on the professionals who work within healthcare organizations, and include the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). HealthStream Learning products and services are used by healthcare organizations to meet a broad range of their training and assessment needs, while HealthStream Research products and services provide our customers information about patients’ experiences, workforce challenges, physician relations, and community perceptions of their services. Across both our Learning and Research segments, HealthStream’s customers include over 2,200 healthcare organization facilities (predominately acute-care facilities) throughout the United States and some of the top medical device and pharmaceutical companies.
We provide HealthStream Learning products and services to over 1,500 healthcare facilities. The Company’s flagship learning product is the HLC, our proprietary, Internet-based learning platform. We deliver educational and training courseware to our customers through the HLC platform. HealthStream Learning products and services are focused on education and training initiatives designed to reach hospital-

based healthcare professionals, as well as physicians and medical device and pharmaceutical device industry sales representatives. We offer a variety of online educational and training courseware and also provide traditional seminar and paper-based educational activities. We also deliver Internet-based medical device training within hospitals through our HospitalDirect® platform.
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
During the first quarter of 2007, we launched HealthStream ResearchTM and began reporting and measuring performance based on the delivery of learning services and delivery of research services. Accordingly, we are now disclosing segment performance under the Learning and Research segments.
Key financial and operational indicators for the third quarter of 2007 include:
•	Revenues of $11.8 million in the third quarter of 2007, up 58% over the third quarter of 2006, including $3.0 million resulting from the TJO acquisition

•	Net income of $739,000, or $0.03 per diluted share, in the third quarter of 2007, up from $474,000, or $0.02 per diluted share, in the third quarter of 2006

•	1,457,000 healthcare professional subscribers fully implemented on our Internet-based learning network at September 30, 2007, up from 1,334,000 at September 30, 2006

•	101,000 new healthcare professional subscribers contracted to use the HLC during the third quarter of 2007

•	Approximately 95 percent of our subscriber base has transitioned to the new version of our HLC platform
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2006, except for the required adoption of FIN 48 on January 1, 2007, as discussed in Note 3 of our Notes to Condensed Consolidated Financial Statements included in this quarterly report.

Business Combination
The Jackson Organization, Research Consultants, Inc. On March 12, 2007, the Company acquired all of the issued and outstanding common stock of TJO. TJO provides healthcare organizations with quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and other members of the community. Consideration paid to the seller of TJO included approximately $11.5 million in cash and 252,616 shares of our common stock. As of September 30, 2007, the Company had incurred direct, incremental expenses associated with the acquisition of TJO of approximately $673,000. Total cash paid of $12.2 million includes cash paid for TJO and direct expenses associated with the acquisition. Approximately $1.6 million of the cash consideration is being held in escrow and will be released upon the resolution of matters and occurrence of future events. During the quarter ended September 30, 2007, the TJO closing balance sheet was finalized and the working capital cash escrow of $200,000 was released, resulting in approximately $139,000 of the cash escrow being returned to the Company pursuant to the stock purchase agreement. All of the common stock shares issued in the acquisition are held in an escrow account until September 2008 and are subject to any claims for indemnification pursuant to the stock purchase agreement. TJO’s results of operations have been included in the Company’s results in the Research business unit from the date of acquisition.
Revenues and Expense Components
The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.
Revenues. Revenues for our Learning business segment consist of the provision of services through our Internet-based HLC, authoring tools, a variety of courseware subscriptions (add-on courseware), maintenance and support services for our installed learning management products, maintenance of content, live event development, online training and content development, online sales training courses (RepDirect™), live educational activities for nurses and other professionals conducted within healthcare organizations, continuing education activities at association meetings, and HospitalDirect. Revenues for our Research business segment consist of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, employees, and other members of the community.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues consists primarily of salaries and employee benefits, stock based compensation, employee travel and lodging, materials, outsourced phone survey support, contract labor, hosting costs, and other direct expenses associated with revenues as well as royalties paid by us to content providers based on a percentage of revenues. Personnel costs within cost of revenues are associated with individuals that facilitate product delivery, provide services, perform phone and paper surveys, handle customer support calls or inquiries, manage the technology infrastructure for our hosted applications, manage content and survey services, coordinate content maintenance services, and provide training or implementation services.
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
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. Annually, we host a national users’ group in Nashville known as “The Learning Summit,” and a separate conference for our Research customers, the costs of which are included in sales and marketing expenses. Personnel costs within sales and marketing include our sales and marketing team and strategic account management, as well as our account management group. Our account management personnel work to ensure that our products and services are utilized by our customers.
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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Revenues. Revenues increased approximately $4.3 million, or 57.9%, to $11.8 million for the three months ended September 30, 2007 from $7.5 million for the three months ended September 30, 2006. Revenues for 2007 consisted of $6.8 million, or 58% of total revenue for HealthStream Learning and $5.0 million, or 42% of total revenue for HealthStream Research. In 2006, revenues consisted of $5.8 million, or 78% of total revenue for HealthStream Learning and $1.7 million, or 22% of total revenue for HealthStream Research. HealthStream Learning revenue growth of $1.0 million over the prior year quarter included $728,000 from our Internet-based subscription products, which includes revenue increases from the HLC of $375,000, courseware subscriptions and online training services (RepDirect™) of $285,000, and HospitalDirect™ of $68,000. Revenues from these products increased 15.3% over the prior year quarter and approximated $5.5 million for the third quarter of 2007. The remaining revenue growth came from custom online courseware development services which increased $330,000, and implementation and consulting services which increased $181,000 over the prior year third quarter. These revenue increases were partially offset by a decline in revenues from our live event business of $160,000. HealthStream Research revenue growth resulted primarily from the TJO acquisition which generated approximately $3.0 million of revenues for the third quarter of 2007. TJO revenues during the three months ended September 30, 2006, prior to our acquisition of TJO, and not included in our results of operations for the three months ended September 30, 2006, approximated $2.9 million. Our organic Research business, excluding the impact of the acquisition of TJO, experienced a 17.0% revenue increase over the prior year quarter.
We expect revenues for the fourth quarter of 2007 to approximate $12.0 million, an increase of approximately 40 percent over the same quarter in the prior year. We anticipate revenues will approximate 60 percent from HealthStream Learning and 40 percent from HealthStream Research. We expect revenues from HealthStream Learning to increase from both the same quarter of the prior year as well as increase compared to the third quarter of 2007 resulting from continued growth in our subscriber base and courseware subscriptions as well as additional HLC implementation and consulting services during the fourth quarter. We also expect HealthStream Research revenues to grow over the fourth quarter of 2006 with a significant portion of the increase associated with the acquisition of TJO, but expect them to decline when compared to the third quarter of 2007, primarily due to slower new sales growth than anticipated, and the deferral of a significant customer survey which has been rescheduled to be performed during 2008.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $2.0 million, or 82.3%, to $4.3 million for the three months ended September 30, 2007 from $2.4 million for the three months ended September 30, 2006. Cost of revenues as a percentage of revenues increased to 36.7% of revenues for the three months ended September 30, 2007 from 31.8% of revenues for the three months ended September 30, 2006. Cost of revenues for HealthStream Learning increased approximately $428,000 and approximated 34.1% and 32.7% of revenues for the three months ended September 30, 2007 and 2006, respectively. This expense increase is primarily related to increased royalties paid by us associated with increases in courseware and training subscriptions as well as incremental costs to support our customers in connection with their transition to our new HLC platform. Cost of revenues for HealthStream Research increased approximately $1.5 million and approximated 40.3% and 28.7% of revenues for the three months ended September 30, 2007 and 2006, respectively. The expense increase and increase as a percentage of revenue for HealthStream Research resulted primarily from the TJO acquisition.
We expect cost of revenues during the fourth quarter of 2007 to increase for both HealthStream Learning and HealthStream Research when compared to the same quarter in the prior year. Cost of revenues for HealthStream Learning is expected to increase as we continue to grow our courseware subscription revenues and provide HLC implementation and other project based services. Cost of revenues for HealthStream Research is expected to increase primarily as a result of the TJO acquisition.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) declined to 63.3% of revenues for the three months ended September 30, 2007 from 68.2% of revenues for the three months ended September 30, 2006. The decline in gross margin resulted primarily from increased cost of revenues for both HealthStream Learning and HealthStream Research discussed above. Gross margins for HealthStream Learning were 65.9% and 67.3% for the three months ended September 30, 2007 and 2006, respectively. Gross margins for HealthStream Research were 59.7% and 71.3% for the three months ended September 30, 2007 and 2006, respectively. We expect gross margins to decline modestly during the fourth quarter of 2007 when compared to the fourth quarter of 2006 resulting from the expected changes in revenue mix discussed above and from the growth in HealthStream Research.
Product Development. Product development expenses increased approximately $274,000, or 30.8%, to $1.2 million for the three months ended September 30, 2007 from $891,000 for the three months ended September 30, 2006. Product development as a percentage of revenues decreased to 9.9% for the three months ended September 30, 2007 from 11.9% for the three months ended September 30, 2006. Product development expenses for HealthStream Learning increased approximately $238,000, and approximated 14.6% and 13.1% of revenues for the three months ended September 30, 2007 and 2006, respectively. This increase is the result of additional personnel and contract labor associated with development and maintenance of our learning products as well as the addition of product portfolio management personnel. Product development expenses for HealthStream Research increased approximately $38,000 due to additional personnel and approximated 2.7% and 5.7% of revenues for the three months ended September 30, 2007 and 2006, respectively. We expect product development expenses for the fourth quarter of 2007 to increase compared to the prior year quarter, but remain comparable as a percentage of revenues.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $646,000, or 39.2%, to $2.3 million for the three months ended September 30, 2007 from $1.6 million for the three months ended September 30, 2006. This increase is primarily associated with incremental personnel and related expenses resulting from the TJO acquisition, as well as incremental HealthStream Learning personnel and increased sales commissions. These expense increases were partially offset by lower marketing spending. Sales and marketing expenses approximated 19.4% and 22.0% of revenues for the three months ended September 30, 2007 and 2006, respectively.
Sales and marketing expenses for HealthStream Learning increased $143,000 and approximated 22.3% and 23.7% of revenues for the three months ended September 30, 2007 and 2006, respectively. The increase in expenses is associated with additional sales personnel and commissions, while the decrease as a percentage revenue is due to the increase in revenue. Sales and marketing expenses for HealthStream Research increased $525,000 and approximated 15.0% and 13.4% of revenues for the three months ended September 30, 2007 and 2006, respectively. This increase is primarily associated with the TJO acquisition. We expect sales and marketing expenses for the fourth quarter of 2007 to increase over the prior year fourth quarter, but remain comparable as a percentage of revenues.
Depreciation and Amortization. Depreciation and amortization increased approximately $558,000, or 73.4%, to $1.3 million for the three months ended September 30, 2007 from $759,000 for the three months ended September 30, 2006. Depreciation, which is included in the unallocated corporate function, increased $185,000 resulting from new capital expenditures during the current year. The amortization increase of $372,000 resulted from TJO intangible asset amortization and amortization of capitalized software feature enhancements associated with the new HLC platform and other content assets. Amortization for HealthStream Learning increased $169,000, or 65.6%, and approximated 6.2% and 4.4% of revenues for the three months ended September 30, 2007 and 2006, respectively. This increase is primarily associated with amortization of capitalized software feature enhancements associated with the new HLC platform and other content assets. Amortization for HealthStream Research increased $203,000, or 159.8%, and approximated 6.6% and 7.6% of revenues for the three months ended September 30, 2007 and 2006, respectively. The expense increase is associated with the TJO acquisition, while the decrease as a percentage revenue is due to the increase in revenue.
We expect depreciation and amortization to increase during the fourth quarter of 2007 when compared to the prior year fourth quarter. These increases will result from new capital expenditure depreciation, amortization of TJO intangible assets, and amortization of capitalized software feature enhancements.
Other General and Administrative. Other general and administrative expense increased approximately $457,000, or 30.3%, to $2.0 million for the three months ended September 30, 2007 from $1.5 million for the three months ended September 30, 2006. This increase is primarily due to the TJO acquisition. Other general and administrative expense as a percentage of revenues was 16.7% and 20.2% for the three months ended September 30, 2007 and 2006, respectively.
Other general and administrative expense for HealthStream Learning decreased $46,000 compared to the prior year quarter, primarily due to lower personnel costs. Other general and administrative expense for HealthStream Research increased $526,000 over the prior year quarter, primarily from the TJO acquisition. The unallocated corporate portion of other general and administrative expense decreased $22,000 over the prior year quarter primarily associated with fewer corporate level personnel. We expect other general and administrative expense for the fourth quarter of 2007 to increase when compared to the fourth quarter of 2006, but remain comparable or decline slightly as a percentage of revenues.
Other Income (Expense). Other income (expense) decreased approximately $139,000, or 84.0%, to $26,000 for the three months ended September 30, 2007 from $165,000 for the three months ended September 30, 2006. Interest income from cash and investments in marketable securities decreased $128,000 resulting from lower cash and investments balances during 2007. Interest expense increased $11,000 over the prior year quarter associated with the revolving credit facility and other long term debt.
Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2007 is associated with federal alternative minimum tax. Taxable income for 2007 is expected to be substantially offset by the utilization of our operating loss carryforwards.
Net Income. Net income was approximately $739,000, or $0.03 per diluted share, for the three months ended September 30, 2007 up from $474,000, or $0.02 per diluted share, for the three months ended September 30, 2006. This improvement is primarily a result of the favorable impact from the TJO acquisition, but was somewhat offset by the other factors mentioned above. We expect net income for the fourth quarter of 2007 to range between $0.03 and $0.04 per diluted share. We expect full year 2007 net income to range between $0.08 and $0.09 per diluted share.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Revenues. Revenues increased approximately $8.7 million, or 37.6%, to $32.0 million for the nine months ended September 30, 2007 from $23.2 million for the nine months ended September 30, 2006. Revenues for 2007 consisted of $19.8 million, or 62.0% of total revenue for HealthStream Learning and $12.2 million, or 38.0% of total revenue for HealthStream Research. In 2006, revenues consisted of $18.4 million, or 79.4% of total revenue for HealthStream Learning and $4.8 million, or 20.6% of total revenue for HealthStream Research. HealthStream Learning revenue growth of $1.4 million over the prior year included $2.0 million from our Internet-based subscription products, which includes revenue increases from the HLC of $1.1 million, courseware subscriptions and online training services (RepDirect™) of $814,000, and HospitalDirect™ of $111,000. Revenues from these products increased 14.6% over the prior year and approximated $15.8 million for the nine months ended September 30, 2007. The remaining revenue growth came from custom online courseware development services which increased $352,000 and implementation and consulting services which increased $124,000 over the prior year. This growth was partially offset by a decline in revenues from our live event business of $856,000, primarily associated with a significant, biannual live event which occurred in 2006, as well as declines in other project-based services and maintenance and support fees from our installed learning management product. HealthStream Research revenue growth primarily resulted from the TJO acquisition, while our organic Research business experienced a change in revenue mix resulting in a modest revenue increase compared to the prior year.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $3.5 million, or 43.1%, to $11.6 million for the nine months ended September 30, 2007 from $8.1 million for the nine months ended September 30, 2006. Cost of revenues as a percentage of revenue increased modestly and approximated 36.3% and 34.9% of revenues for the nine months ended September 30, 2007 and 2006, respectively. Cost of revenues for HealthStream Learning increased $45,000 and approximated 34.2% and 36.5% of revenues for the nine months ended September 30, 2007 and 2006, respectively. The mix of expenses changed resulting in expense decreases from the live event business, primarily due to a significant biannual live event that occurred during the first half of 2006. This expense reduction was partially offset by increased labor costs to support customers in connection with their transition to our new HLC platform, as well as increased royalties paid by us associated with increased courseware and training subscription revenues. Cost of revenues for HealthStream Research increased $3.5 million and approximated 39.8% and 28.9% of revenues for the nine months ended September 30, 2007 and 2006, respectively. The primary expense increases resulted from the TJO acquisition and higher direct costs resulting from changes in revenue mix from the organic Research business.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) was 63.7% and 65.1% for the nine months ended September 30, 2007 and 2006, respectively. Gross margins for HealthStream Learning were 65.8% and 63.5% for the nine months ended September 30, 2007 and 2006, respectively. This improvement resulted from the change in revenue mix and related cost of revenues discussed above. Gross margins for HealthStream Research were 60.2% and 71.1% for the nine months ended September 30, 2007 and 2006, respectively. This decrease resulted from changes in revenue mix and the addition of TJO personnel and related direct costs. Gross margins for the TJO portion of HealthStream Research are lower than the organic portion of the Research business.
Product Development. Product development expenses increased approximately $727,000, or 27.8%, to $3.3 million for the nine months ended September 30, 2007 from $2.6 million for the nine months ended September 30, 2006. Product development expenses as a percentage of revenues was 10.5% and 11.3% of revenues for the nine months ended September 30, 2007 and 2006, respectively. Product development expenses for HealthStream Learning increased $635,000 and approximated 14.5% and 12.1% of revenues for the nine months ended September 30, 2007 and 2006, respectively. The increase resulted from additional personnel and contract labor associated with the development and maintenance of our learning products as well as the addition of product portfolio management personnel. Product development expenses for HealthStream Research increased $109,000 and approximated 3.2% and 5.8% of revenues for the nine months ended September 30, 2007 and 2006, respectively, primarily due to additional product development personnel.
Sales and Marketing. Sales and marketing expenses increased approximately $1.5 million, or 29.0%, to $6.8 million for the nine months ended September 30, 2007 from $5.3 million for the nine months ended September 30, 2006. This increase is primarily associated with incremental personnel and related expenses resulting from the TJO acquisition, as well as additional HealthStream Learning personnel and sales commissions. These expense increases were partially offset by lower marketing spending, including lower expenses associated with our Annual Learning Summit. As a percentage of revenues, sales and marketing expenses decreased to 21.4% of revenues for the nine months ended September 30, 2007 from 22.9% of revenues for the nine months ended September 30, 2006, due to the increase in revenue.
Sales and marketing expenses for HealthStream Learning increased $370,000 and approximated 24.6% and 24.4% of revenues for the nine months ended September 30, 2007 and 2006, respectively. This expense increase resulted from incremental sales personnel and sales commissions. Sales and marketing expenses for HealthStream Research increased $1.2 million and approximated 15.5% and 13.6% of revenues for the nine months ended September 30, 2007 and 2006, respectively. A significant portion of this expense increase is associated with the TJO acquisition.
Depreciation and Amortization. Depreciation and amortization increased approximately $1.3 million, or 62.8%, to $3.4 million for the nine months ended September 30, 2007 from $2.1 million for the nine months ended September 30, 2006. Depreciation, which is included in the unallocated corporate function, increased $353,000 resulting from new capital expenditures and from assets acquired in the TJO acquisition. Amortization increased $947,000 resulting from capitalized software feature enhancements and TJO intangible asset amortization. Amortization for HealthStream Learning increased $501,000, or 77.3%, and approximated 5.8% and 3.5% of revenues for the nine months ended September 30, 2007 and 2006, respectively. This increase is primarily associated with amortization of capitalized software feature enhancements associated with the new HLC platform and other content assets. Amortization for HealthStream Research increased $448,000, or 117.4%, and approximated 6.8% and 8.0% of revenues for the nine months ended September 30, 2007 and 2006, respectively. The expense increase is associated with the TJO acquisition, while the decrease as a percentage revenue is due to the increase in revenue.
Other General and Administrative. Other general and administrative expenses increased approximately $1.6 million, or 38.4%, to $5.7 million for the nine months ended September 30, 2007 from $4.1 million for the nine months ended September 30, 2006. A significant portion of the increase resulted from the TJO acquisition, while other expense increases were associated with additional corporate personnel and contract labor. Other general and administrative expense as a percentage of revenues were 17.9% and 17.8% for the nine months ended September 30, 2007 and 2006, respectively. Other general and administrative expense for HealthStream Learning was comparable between periods. Other general and administrative expense for HealthStream Research increased $1.2 million over the same period of the prior year, primarily resulting from the TJO acquisition. Other general and administrative expense for the unallocated corporate functions increased $421,000 over the prior year associated with additional personnel and contract labor.
Other Income (Expense). Other income (expense) decreased approximately $265,000, or 58.5%, to $188,000 for the nine months ended September 30, 2007 from $452,000 for the nine months ended September 30, 2006. Interest income from cash and investments in marketable securities decreased $250,000 resulting from lower cash and investments balances during 2007. Interest expense increased $14,000 over the prior year associated with the revolving credit facility and other long term debt.
Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2007 is associated with federal alternative minimum tax. Taxable income for 2007 is expected to be substantially offset by the utilization of our operating loss carryforwards.
Net Income. Net income was approximately $1.2 million for the nine months ended September 30, 2007 down from $1.4 million for the nine months ended September 30, 2006. This decline is a result of the factors mentioned above.
Liquidity and Capital Resources
Since our inception, we have financed our operations largely through proceeds from our initial public offering, private placements of equity securities, loans from banks and related parties and, to an increasing extent, from revenues generated from the sale of our products and services.
Net cash provided by operating activities was approximately $5.6 million during the nine months ended September 30, 2007 compared to $3.1 million during the nine months ended September 30, 2006. The improvement over the prior year primarily resulted from growth in our business, including the TJO acquisition, and related cash receipts from customers. The significant uses of cash for operating activities during 2007 and 2006 included personnel expenses and other direct expenses to support our business, payment of royalties to content partners, payment of year-end 2006 and 2005 bonuses to employees, and purchases of content. Our days sales outstanding (DSO, which we calculate by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the period) approximated 65 days for the nine months ended September 30, 2007 compared to 52 days for the nine months ended September 30, 2006. The increase in DSO is reflective of delays in cash receipts from some HealthStream Learning customers. The decline in current assets since December 31, 2006 resulted primarily from the utilization of cash to fund the TJO acquisition, and the increase in current liabilities primarily relates to acquired deferred revenue balances from the TJO acquisition.
Net cash used in investing activities approximated $13.5 million during the nine months ended September 30, 2007 compared to $2.3 million during the nine months ended September 30, 2006. The increased use of cash during 2007 primarily resulted from the TJO acquisition, which consumed approximately $12.1 million, and $3.2 million paid for capitalized software feature enhancements and property and equipment purchases, which were partially offset by cash received from the sale of investments in marketable securities. During the nine months ended September 30, 2006, our primary use of cash was for software feature enhancements and purchases of property and equipment, and was partially offset by proceeds from sales in excess of purchases of investments in marketable securities.
Cash used in financing activities was approximately $56,000 for the nine months ended September 30, 2007, while $512,000 of cash was provided by financing activities during the nine months ended September 30, 2006. The primary uses of cash in 2007 related to payments of long term debt and capital lease obligations, and was partially offset by cash proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan. The decrease compared to the prior year is a result of fewer exercises of stock options and additional debt payments.

On September 20, 2007, our Board of Directors authorized us to purchase up to $3,000,000 of our common stock over a one year period. No shares were repurchased during the quarter ended September 30, 2007.
As of September 30, 2007, our primary source of liquidity was $2.8 million of cash and cash equivalents, restricted cash, and interest receivable. The Company also has $15.0 million of availability under our revolving credit facility, which matures in July 2009 and bears interest at a variable rate based on the 30 Day LIBOR Rate plus 150 basis points. We believe this loan agreement provides us additional ability to fund investments within our business, stock repurchases, or any potential future business acquisitions. There were no amounts outstanding under this revolving credit facility as of September 30, 2007.
As a result of the acquisition of TJO, our working capital has declined from positive levels at December 31, 2006, both due to use of cash and the addition of significant deferred revenue balances. We believe that our existing cash and cash equivalents, restricted cash, related interest receivable, as well as cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures, and stock repurchases for at least the next 12 months. As part of our growth strategy, we are actively reviewing possible acquisitions that complement our products and services. We anticipate that any potential future acquisitions would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity or debt securities and/or borrowings under our revolving credit facility, or other facility, to finance any future acquisitions. The issuance of our stock as consideration for an acquisition would have a dilutive effect and could adversely affect our stock price. There can be no assurance that additional sources of financing will be available to us on acceptable terms, or at all, to consummate any acquisitions. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.
Commitments and Contingencies
We expect that our capital expenditures for the remainder of 2007 will approximate $1.0 million, and will be associated with continued development of HLC platform enhancements as well as related hardware and software, product investments, including our new Competency product, and integration of TJO. We expect to fund these capital expenditures with existing cash balances, cash generated from operations, and if needed, from our revolving credit facility. We may also enter into lease agreements for some of these asset purchases.
Our strategic alliances have typically provided for payments to content partners based on revenues and development partners and other parties based on services rendered. We expect to continue similar arrangements in the future. We also have commitments for our live event services associated with securing hotel arrangements, which are typically fully funded from commercial support grants. During 2007, we entered into a loan agreement associated with a multi-year agreement for software licenses totaling approximately $2.1 million. Payments under this loan agreement are due monthly over a three year period. We also have capital lease obligations for computer hardware and operating lease commitments for our operating facilities in Nashville, TN, Franklin, TN, Laurel, MD and Denver, CO.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of September 30, 2007, our outstanding indebtedness includes a promissory note of approximately $1.9 million and approximately $190,000 of capital lease obligations. We may become subject to interest rate market risk associated with borrowings under our revolving credit facility, which bears interest at a variable rate based on the 30 Day LIBOR Rate plus 150 basis points, the combination of which was 6.62% at September 30, 2007. We are also exposed to market risk with respect to our cash balances. At September 30, 2007, the Company had cash and cash equivalents, restricted cash, and related interest receivable totaling approximately $2.8 million. Current rates of return approximate 5.0-5.5%. Assuming a 5.25% rate of return on $2.8 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $14,700.
The Company manages its investment risk by investing in corporate debt securities, foreign corporate debt, secured corporate debt, and municipal debt securities with minimum acceptable credit ratings. For certificates of deposit and corporate obligations, ratings must be A2/A or better; A1/P1 or better for commercial paper; A2/A or better for taxable or tax advantaged auction rate securities and AAA or better for tax free auction rate securities. The Company also requires that all securities must mature within 24 months from the original settlement date, the average portfolio shall not exceed 18 months, and the greater of 10% or $5.0 million shall mature within 90 days. Further, the Company’s investment policy also limits concentration exposure and other potential risk areas. As of September 30, 2007, we maintained no investments in marketable securities.
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
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 20, 2007, the Company’s Board of Directors authorized the Company to purchase up to $3,000,000 of its common stock over a one year period. The table below sets forth activity under the stock repurchase plan for the quarter ended September 30, 2007:

(d)
			(c)	Maximum number (or
			Total number of shares (or	approximate dollar value) of
	(a)	(b)	units) purchased as part of	shares (or units) that may yet be
	Total number of shares	Average price paid per share	publicly announced plans or	purchased under the plans or
Period	(or units) purchased	(or unit)	programs	programs
Month #1 (July 1 – July 31) (1)	—	$—	—	$—
Month #2 (August 1 – August 31) (1)	—	—	—	—
Month # 3 (September 1 – September 30)	—	—	—	3,000,000

Total	—	$—	—	$3,000,000

(1) – The stock repurchase plan was not in place during this period.
Item 6. Exhibits
     (a) Exhibits
31.1	– Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	– Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	– Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	– Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.
By:	/s/ Arthur E. Newman
Arthur E. Newman
Chief Financial Officer November 9, 2007

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