Form 10-K
period 2007-12-31
HEALTHSTREAM INC
filed 2008-03-28
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the NASDAQ Global Stock Market on June 29, 2007 was $56,927,415. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of March 25, 2008, there were 22,331,526 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

HEALTHSTREAM, INC.

ANNUAL REPORT ON FORM 10-K

PART I
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “continue” and similar language or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, HealthStream’s actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Risk Factors” in Item 1A of this Annual Report on Form 10-K and elsewhere in this document. In addition, factors that we are not currently aware of could harm our future operating results. You should carefully review the risks described in other documents HealthStream files from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. HealthStream undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
Item 1. Business
OVERVIEW AND HISTORY
HealthStream, Inc. (HealthStream or the Company) provides Internet-based learning and research solutions to meet the training, information, and education needs of the healthcare industry. Our learning products are used by healthcare organizations to meet a broad range of their training and assessment needs, while our research products provide our customers information about patients’ experiences, workforce challenges, physician relations, and community perceptions of their services. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other members of the healthcare industry. Our customer base across both learning and research business units includes over 2,200 healthcare organizations (predominately acute-care facilities) throughout the United States.
The Company’s flagship learning product is the HealthStream Learning Center® (HLC), our proprietary, Internet-based learning platform, which at December 31, 2007 had approximately 1,705,000 contracted hospital-based subscribers. We deliver educational and training courseware to our customers through the HLC platform. We also provide to and on behalf of pharmaceutical and medical device companies, development and delivery of education initiatives to reach hospital-based healthcare professionals, including physicians and industry sales representatives. Our research products were added as a result of our acquisitions of Data Management & Research, Inc. (DMR) in March 2005 and The Jackson Organization, Research Consultants, Inc. (TJO) in March 2007, which expanded our service offerings to include quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, physicians, employees, and members of the community.
Headquartered in Nashville, Tennessee, the Company was incorporated in 1990 and began providing its Internet-based solutions in 1999 and providing its survey and research solutions in 2005. Including satellite offices in Laurel, Maryland, Franklin, Tennessee, and Denver, Colorado, HealthStream had approximately 280 full-time and 140 part-time employees as of December 31, 2007. From an initial focus on technology-based training, HealthStream has evolved to provide full-service delivery of education, training, research, and information to healthcare organizations.
INDUSTRY BACKGROUND
According to the deputy director of the National Health Statistics Group at the Centers for Medicare and Medicaid Services (CMS), spending in the healthcare industry reached approximately $2.1 trillion in 2006, or 16.0 percent of the gross domestic product. Hospital care expenditures accounted for approximately 31 percent of the $2.1 trillion industry. Approximately 10.4 million professionals are employed in the healthcare segment of the domestic economy, with approximately 5.0 million employed in hospitals, our target market for the HealthStream Learning Center, HealthStreamDirect™, and HealthStream’s survey and research products.
All of the five million hospital-based healthcare professionals that work in the nation’s approximately 5,000 acute-care hospitals are required by federal mandates and accrediting bodies to complete training in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA) and The Joint Commission, as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act (HIPAA).
In hospitals, staffing issues and personnel shortages have also contributed to the need for facility based workforce development as well as additional competency based training. The 2007 American Hospital Association (AHA) Survey of Hospital Leaders reported that there were approximately 116,000 vacancies for registered nurses (RNs) in the nation’s hospitals as of December 2006. Moreover, approximately 44% of hospitals indicated that recruitment of RNs has grown more difficult in the last year according to the same report. It is estimated that the U.S. shortage of RNs will increase to 340,000 by the year 2020 and will increase at three times the current rate over the next 13 years (Health Affairs, January/February, 2007). We believe that offering training and education for hospital personnel is increasingly being utilized as a retention and recruitment incentive.

Many healthcare professionals use continuing education to keep abreast of the latest developments and meet licensing, certification, and credentialing requirements. Continuing education requirements include continuing education for nurses, emergency medical services personnel, first responder personnel, radiologic personnel, and physicians. Pharmaceutical and medical device companies must also provide their medical industry sales representatives with training mandated for the healthcare industry and training for new products. They also provide support for education and training for those audiences that use their products in healthcare organizations.
A large portion of the nation’s hospitals utilize research and survey tools to gain valuable insight about patients’ experiences, to assess workforce competency and engagement, to determine the status of physician relations and to measure the perceptions about the hospitals’ in the communities they serve. Industry-wide, interest is increasing in research, due, in part, to the CAHPS® (Consumer Assessment of Healthcare Providers and Systems) Hospital Survey launched by CMS in partnership with the Agency for Healthcare Research and Quality (AHRQ). According to the Deficit Reduction Act of 2005, hospitals must submit data for certain required quality measures—which for inpatients includes the CAHPS® Hospital Survey—in order to receive the full market basket increase to their reimbursement payment rates from CMS. Hospitals that fail to submit this survey data will incur a reduction of two percentage points in the inpatient market basket update amount for the following federal fiscal year. We have been designated as a certified vendor and will continue to offer CAHPS® Hospital Survey services.
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
HEALTHSTREAM’S SOLUTIONS
HealthStream’s products and services are organized into two segments, 1) HealthStream Learning and 2) HealthStream Research, which collectively help healthcare organizations meet their ongoing training, education, information, and compliance needs. We believe we are positioned to better support our healthcare organization customers in their efforts to transform insight into action as they measure and benchmark key data points for their constituencies and then incorporate the results into training and improvement through our learning products.
HealthStream Learning
Within HealthStream Learning, we bring training and education content together with administrative and management tools through our Internet-based platforms, the HealthStream Learning Center® and a more streamlined version, HealthStream Express™. Our learning management system supports healthcare administrators in configuring training to meet the precise needs of different groups of employees, modifying training materials, and documenting that training has been completed. At December 31, 2007, 1,705,000 healthcare professionals had contracted subscriptions for our Internet-based HLC services. Pricing for the HLC is subscription based, with fees based on the number of subscribers, courseware provided, and other factors. We offer training, implementation, and account management services to facilitate adoption of our platform. Fees for training are based on the time and efforts of the personnel involved.
Our Internet-based platform and our courseware are hosted in a central data center that allows authorized subscribers Internet access to our services, thereby eliminating the need for onsite local implementations of installed learning management products. A significant number of our customers that historically used our installed learning management products have transitioned to our Internet-based platform. We no longer sell our installed learning management products, and we plan to phase out support of these products during 2008.
Along with the Internet-based HLC, we also offer healthcare organizations full-service capabilities to create online courses by converting their existing course material, self-authoring new materials through our Authoring Center product, and electively sharing these materials with other HealthStream customers through a courseware exchange. We also offer Authoring Pro, an upgraded product which includes an industry leading image library, owned by A.D.A.M., Inc., as an additional subscription to this product. Pricing for these products is subscription based, with fees based on the number of subscribers and level of penetration of services.
We expect to launch an updated product in 2008 that will allow us to offer our customers tools to assess competency and performance. Competency assessment is a requirement of hospitals and healthcare organizations for maintaining accreditation, based on requirements from The Joint Commission to evaluate, document, and report performance competencies. We anticipate that our new product will provide an effective means of determining which competencies are associated with each position and evaluating and documenting competency assessments. This new product is also intended to facilitate the development of a custom training program of courses available through the HLC that uniquely responds to the needs identified for each employee.

Through HealthStream Direct, we develop, manage, and distribute online, live, and print education and training activities for provider-based healthcare professionals and physicians, as well as online education and training activities for sales representatives. Certain of the education activities we develop and distribute provide continuing education credit for learners completing them. Pricing for these products varies based on the size, scope, and nature of the project. Most of these activities are supported by either pharmaceutical or medical device companies.
Our strategy for HealthStream Learning is to continue growing our customer base of approximately 1,705,000 contracted subscribers using the Internet-based HLC, as well as expanding penetration of additional courseware, tools, and other professional services across our customer base. We will continue to seek opportunities to leverage this customer base through the deployment of pharmaceutical and medical device training and education.
HealthStream Research
HealthStream Research complements HealthStream Learning’s product and service offerings by providing hospital-based customers with patient, physician, employee, and community surveys, data analyses of survey results, and other research-based measurement tools. HealthStream Research was formed after the acquisition of TJO in March 2007, which expanded our customer base and product strengths. Our services are designed to provide thorough analyses that provide insightful recommendations for change; to provide benchmarking capability using our comprehensive databases; and to provide consulting services to identify solutions for our customers based on their survey results. Clients are able to access and analyze their survey results data through Insights Online, our secure web-based reporting tool. Our survey and research solutions focus on providing industry-leading, statistically valid data to assist our customers with their decision making related to their organization’s performance improvement objectives. In addition to collecting and reporting data, we provide expert analysis and consulting to help customers understand their survey results and the underlying impact on their business.  It is with this insight that healthcare organizations are able to develop plans for improved performance that is able to be delivered through HealthStream’s learning solutions. Pricing for these services is based on the survey type, delivery method, size of the survey instrument, sample size, frequency of survey cycles, and other factors.
During the first quarter of 2008, we launched the HCAHPS Preparation and Improvement Library as our first online courseware designed specifically to address the findings as a result of our patient survey research. We expect to continue to develop additional online courseware to support our customers’ improvement initiatives driven by HealthStream Research’s physician survey research findings as well as additional courseware targeted at patient survey research findings.
Our strategy for HealthStream Research includes continuing to grow our customer base of approximately 1,100 hospitals, expand the products and services provided to each customer, and introduce HealthStream Learning solutions to address survey research findings. We will continue to expand our offering of research and information tools that are aligned with healthcare quality initiatives and continuous improvement efforts.
BUSINESS COMBINATIONS
We acquired TJO in March 2007. We acquired DMR in March 2005. For additional information regarding these acquisitions, please see Note 2 of the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.
CUSTOMERS
We provide our training, information and education solutions to customers across a broad range of entities within the healthcare industry, including healthcare organizations (including government entities) and pharmaceutical and medical device companies. Examples of customers that have purchased or contracted for products and services from HealthStream include: HCA, Inc., Tenet Healthcare Corporation, Community Health Systems, Inc., Lifepoint Hospitals, Inc., Ardent Health Services, LLC, Health Management Associates, Inc., and Baxter Healthcare Corporation.

SALES AND MARKETING
We market our products and services primarily through our direct sales teams, our consultants, and our account relationship managers who are based at our corporate headquarters in Nashville, Tennessee and in our satellite offices located in Laurel, Maryland, Franklin, Tennessee and Denver, Colorado, as well as remote home office sales locations. As of December 31, 2007, our HealthStream Learning sales and relationship management personnel consisted of 32 employees and our HealthStream Research sales and consultant personnel consisted of 21 employees. Our geographically dispersed field sales organization is divided into one team focused on selling our learning products and a separate sales team focused on selling our research products. In addition to sales professionals, we also employ strategic account personnel that manage our largest customer relationships as well as account relationship managers and consultants who work to develop and expand relationships, including contract renewals.
We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups and trade shows, online promotion and demonstrations, telemarketing campaigns, public relations, distribution of product specific literature, direct mail and advertising. Annually, we host a national users’ group in Nashville known as “The Summit,” and during 2007, we hosted our first annual HealthStream Research client conference. We utilize these client conferences to reach out to existing and potential customers and business partners, provide training and educational services, and demonstrate our new and existing product offerings. We have marketing teams that are responsible for these initiatives and for working with, and supporting, our product managers and sales teams.
OPERATIONS
We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services, recurring sales, and development and maintenance of new and existing products are dependent on the strength of our operations, customer service, product development and maintenance, training, and other support teams. As of December 31, 2007, these personnel consisted of approximately 78 employees for Learning and approximately 255 employees for Research, of which 140 were employed on a part-time basis. Our Learning operations team consists of personnel associated with customer support, implementation services, product development and maintenance, training, and project management. Our Research operations team consists of personnel associated with phone interviewing, distributing and processing paper-based survey instruments, data analysis and reporting of survey results, and project management.
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
COMPETITION
The healthcare education industry is highly fragmented, varies significantly in delivery methods (i.e., written materials, live events, satellite broadcasts, video, CD-ROM products and online products), and is composed of a wide variety of entities competing for customers. The sheer volume of healthcare information available to satisfy continuing education needs, rapid advances in medical developments, and the time constraints that healthcare professionals face make it difficult to quickly and efficiently access the continuing education content most relevant to an individual’s practice or profession. Historically, healthcare professionals have received continuing education and training through offline publications, such as medical journals and CD-ROMs, and by attending conferences and seminars. In addition, other healthcare workers and pharmaceutical and medical device manufacturers’ sales and internal regulatory personnel usually fulfill their education and training needs through instructor-led programs from external vendors or internal training departments. While these approaches satisfy the ongoing education and training requirements, they are typically costly and inconvenient. In addition, live courses are often limited in the breadth of offerings and do not provide a method for tracking training completion. The related results of these traditional methods, both from a business and compliance standpoint, are difficult to track and measure. While hospitals and health systems occasionally survey their patients, physicians and employees using their own internal resources, the practice is limited since the do not typically possess valuable comparative benchmarking data which is available from independent survey research vendors.
In addition to the competing delivery methods described above, we also have direct competitors. A number of companies offer competitive installed and web based learning management products to the healthcare industry. We also compete with learning management system providers such as SABA and SumTotal Systems that provide their services to multiple industries, including healthcare. We also compete with large medical publishers that have operating units that offer learning management systems that focus on healthcare, including Cengage Learning’s Net Learning and Reed Elsevier Group’s MC Strategies. In the survey business, we see competition from large nationally recognized survey research firms such as Press Ganey Associates, National Research Corporation, Gallup, and others. Our survey business also experiences direct competition from vendors who provide survey research services to other industries including Kenexa and Foresight. Finally, recently we have also seen an increase in a teaming approach between consulting and technology entities to address larger scale projects.
We believe our learning solutions, which include both products and services that facilitate training for healthcare professionals, a wide assortment of courseware, a mechanism for measuring satisfaction or other results, and the ability to provide all our services on a single platform over the Internet, provide us with a competitive advantage. In our survey research business, we believe our large proprietary database of physician survey results, technology infrastructure designed to automate the processing of survey results, proprietary core survey instruments and action plan development methodology, and our ability to quickly deliver relevant online courseware targeted at addressing survey related findings provide us with a competitive advantage. We believe that the principal competitive factors affecting the marketing of information, training and development services to the healthcare industry include:
●	features of the HLC product, including reporting, management functionality, ability to manage a variety of events or modalities, courseware assignment, scalability, and the ability to track utilization and results;

●	scope and variety of Internet-based learning courseware available, including mandated content for OSHA, The Joint Commission, patient safety, and HIPAA requirements, competency-based content, as well as the ability of our customers to create and host their own web-enabled courseware;

●	scope and quality of professional services offered, including survey execution, implementation, benchmarking, training and the expertise and technical knowledge of the customers’ employees;

●	competitive pricing, which supports a return on investment when compared to other alternative delivery methods;

●	customer service and support;

●	effectiveness of sales and marketing efforts; and

●	company reputation.
Collectively, we believe these capabilities provide us with the ability to improve the quality of healthcare by developing the people who deliver care.
GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY
The Internet
The laws and regulations that govern our business change rapidly. The United States government and the governments of some states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:
●	Privacy and Security Law. Current and proposed federal, state and foreign privacy and security regulations and other laws restricting the collection, use, security and disclosure of personal information could limit our ability to collect information or use the information in our databases or derived from other sources to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation.

●	Encryption Laws. Many copyright owner associations have lobbied the federal government for laws requiring copyrighted materials transmitted over the Internet to be digitally encrypted in order to track rights and prevent unauthorized use of copyrighted materials. If these laws are adopted, we may incur substantial costs to comply with these requirements or change the way we do business.

●	Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us violates these regulations.

●	Information Security Accountability Regulation. A number of bills are pending in Congress that would require disclosure of security breaches involving personal information, and Congress has considered bills that would require companies to engage independent third parties to audit the companies’ computer information security. Many states have enacted legislation requiring disclosure of security breaches involving personal information. For example, California has enacted legislation requiring disclosure of security breaches involving personal information and medical information. We may incur costs to comply with these security requirements. Because many of these laws are new and there is little guidance related to many of these laws, it is difficult to estimate the cost of our compliance with these laws. If the Company is required to make a public announcement regarding a breach of security or if one of the Company’s customers is required to make a public announcement in connection with a breach of security by the Company, the Company’s business could be negatively impacted.

●	Sales and Use Tax. Through December 31, 2007, we collected sales, use or other taxes on taxable transactions in all states in which we have employees or have a significant level of sales activity. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet.
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
The Joint Commission. The Joint Commission mandates that employers in the healthcare industry provide certain workplace safety and patient interaction training to employees. Training required by The Joint Commission may include programs on infection control, patient bill of rights, radiation safety and incident reporting. Healthcare organizations are required to provide and document training on these topics to receive The Joint Commission accreditation. In addition, The Joint Commission imposes continuing education requirements on physicians that relate to each physician’s specific staff appointments.
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
Continuing Nursing Education (CNE). State nurse practice laws are usually the source of authority for establishing the state board of nursing requirements. The state board of nursing establishes the state’s CNE requirements for professional nurses. CNE credits are provided through accredited providers that have been approved by the American Nurses Credentialing Center (ANCC) Commission on Accreditation and/or the state board of nursing. CNE requirements vary widely from state to state. Twenty-nine states require registered nurses to certify that they have accumulated a minimum number of CNE credits in order to maintain their licenses. In some states, the CNE requirement only applies to re-licensure of advance practice nurses, or additional CNEs may be required of this category of nurses. Required CNE ranges from 12 to 50 credits annually, with reporting generally on a bi-annual basis. Board certifications (e.g., CNOR – certification of perioperative nursing) also require CNE credits, with certain percentages required in specific categories based on the certification type. We are an accredited provider of CNE by the ANCC.
Continuing Medical Education (CME). State licensing boards, professional organizations and employers require physicians to certify that they have accumulated a minimum number of continuing medical education hours to maintain their licenses. Generally, each state’s medical practice laws authorize the state’s board of medicine to establish and track CME requirements. Thirty-five state medical licensing boards currently have CME requirements, as well as Puerto Rico, Guam, and the U.S. Virgin Islands. The number of CME hours required by each state ranges from 12 to 50 hours per year. Other sources of CME requirements are state medical societies and practice specialty boards. The failure to obtain the requisite amount and type of CME could result in non-renewal of the physician’s license to practice medicine and/or membership in a medical or practice specialty society. The American Medical Association’s (AMA) Physician Recognition Award certificate (PRA) is widely accepted as proof of participation in CME. The AMA classifies continuing medical education activities as either category 1, which includes formal CME activities, or category 2, which includes most informal activities. Sponsors want to designate CME activities for AMA PRA category 1 because this has become the benchmark for quality in formally organized educational activities. Most agencies nationwide that require CME participation specify AMA PRA category 1 credit. Only institutions and organizations accredited to provide CME can designate an activity for AMA PRA category 1. The Accreditation Council for Continuing Medical Education (ACCME), is responsible for awarding accreditation status to state medical societies, medical schools, and other institutions and organizations that provide CME activities for a national audience of physicians. Only institutions and organizations are accredited. The ACCME and state medical societies do not accredit or approve individual activities. State medical societies, operating under the aegis of the ACCME, accredit institutions and organizations that provide CME activities primarily for physicians within the state or bordering states. We are an accredited provider of CME by the ACCME.
Consumer Assessment of Healthcare Providers and Systems (CAHPS). CMS has partnered with AHRQ to develop a standardized survey instrument and data collection methodology for measuring patients’ perspectives on hospital care. The intent of the survey is to produce comparable data on the patients’ perspectives to allow consumer-based comparisons between hospitals, align incentives to drive hospitals to improve their quality of care, and increase the transparency of hospital reporting. According to the Deficit Reduction Act of 2005, hospitals must submit data for certain required quality measures—which for inpatients includes the CAHPS® Hospital Survey—in order to receive the full market basket increase to their reimbursement payment rates from CMS. While hospital participation is voluntary, hospitals that fail to submit this survey data, will incur a reduction of two percentage points in the inpatient market basket update amount for the following federal fiscal year. Through both DMR and TJO, we have received certified vendor designation, and will continue to offer CAHPS® Hospital Survey services.
Allied Disciplines. Various allied health professionals are required to obtain continuing education to maintain their licenses. For example, emergency medical services personnel may be required to acquire up to 20 continuing education hours per year, all or a portion of which can be fulfilled online. These requirements vary by state and depend on the classification of the employee.
Other Continuing Education. We are also an accredited provider of continuing education and continuing pharmacy education by the Association of Surgical Technologists, Inc. (AST) and the Accreditation Council for Pharmacy Education (ACPE), respectively.
Regulation of Educational Sponsorship and Support
The Office of Inspector General (OIG) issued Compliance Program Guidance for Pharmaceutical Manufacturers in April 2003 and issued Compliance Program Guidance for the Durable Medical Equipment, Prosthetics, Orthotics, and Supply Industry in July 1999 (collectively, the Guidelines). These documents include guidelines related to continuing educational activities supported by pharmaceutical and medical device companies. The Guidelines already have and may continue to affect the type and extent of commercial support we receive for our continuing education activities. The trade associations for the pharmaceutical and medical device industries (PhRMA and AdvaMed, respectively) have also promulgated their own codes of ethics. The AMA has established its own code of ethics regarding Gifts to Physician from Industry to provide standards of conduct for the medical profession. The Company follows the rules and guidelines provided by ACCME, ANCC, and other continuing education accrediting bodies to ensure that its continuing education programming is free from commercial bias and consistent with the Guidelines.
During 2006, both the ANCC and ACPE adopted ACCME Standards of Commercial Support which ensures independence in continuing medical education activities supported by grant funds from industry. Because of the adoption of the ACCME Standards, a component of the standards limits the individuals that may deliver educational activities (including clinical education activities and live events). Further, ACCME, ANCC, and ACPE are currently collaborating to develop a Joint Accreditation for the Provider of Continuing Education for the Healthcare Team (Joint Accreditation). This will allow an organization that is seeking accreditation or reaccreditation status with all three accrediting bodies the ability to complete one self study application although each credentialing body conducts a separate accreditation process. We believe this will also streamline the reaccreditation timeline for accredited organizations. Until this Joint Accreditation is completed, we will not be able to analyze the Joint Accreditation’s impact on our accredited education activities.
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

Other Government Regulations
The U.S. Securities and Exchange Commission (the SEC) chartered the Advisory Committee on Smaller Public Companies (the Committee) on March 23, 2005. The charter directed the Committee to assess the current regulatory system for smaller public companies, including the impact of the Sarbanes-Oxley Act of 2002, and make recommendations for change. During April 2006, the Committee issued its final report to the SEC, which included a recommendation to establish a system of scaled securities regulations for smaller public companies. During December 2007, the SEC issued new rules for smaller reporting companies, expanding the number of companies that qualify for its scaled disclosure requirements. The Company continues to monitor these regulations and rulings to ensure that we appropriately allocate our resources to maintain compliance with all applicable regulations. Currently, our compliance with Section 404 of the Sarbanes-Oxley Act is applicable for calendar year 2008, but the SEC has issued a rule proposal to delay the compliance date until 2009 for non-accelerated filers, which would be applicable to us.
INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS
To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements and procedures with employees, consultants and other third parties, agreements with consultants, vendors and customers, and control access to our software, documentation and other proprietary information. We own Federal trademark and service mark registrations for the marks “HEALTHSTREAM”, “HOSPITAL DIRECT”, “OR PROTOCOL”, and “QUALITY CHECK”.
The courseware that we license to our customers is developed through a combination of license agreements with publishers or authors, assignments and work-for-hire arrangements with third parties, and development by employees. We require publishers, authors and other third parties to represent and warrant that their content does not infringe on or misappropriate any third-party intellectual property rights, that they have the right to provide their content and have obtained all third-party consents necessary to do so. Our publishers, authors and other third parties also agree to indemnify us against certain liability we might sustain due to the content they provide.
If a third party asserts a claim that we have infringed their patents or other intellectual property, we may be required to redesign our products or enter into royalty or licensing agreements. In addition, we license technologies from third parties for incorporation into our services. Royalty and licensing agreements with these third parties may not be available on terms acceptable to us, if at all. Additionally, the steps we have taken to protect our intellectual property and proprietary rights may not be adequate. Third parties may infringe or misappropriate our intellectual property. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our products or services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.
AVAILABLE INFORMATION
The Company files reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.healthstream.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
OUR EMPLOYEES
As of December 31, 2007, we employed approximately 280 full-time and 140 part-time persons. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a brief summary of the business experience of each of the executive officers of the Company. Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	40	Chief Executive Officer, President and Chairman of the Board of Directors
Arthur E. Newman	59	Chief Financial Officer and Executive Vice President
J. Edward Pearson	45	Senior Vice President and President of HealthStream Research™
Kevin P. O’Hara	38	Senior Vice President, General Counsel, and Compliance Officer
Robert A. Frist, Jr., one of our co-founders, has served as our chief executive officer and chairman of the board of directors since 1990 and president since 2001. Mr. Frist graduated with a Bachelor of Science in business with concentrations in finance, economics and marketing from Trinity University.
Arthur E. Newman became our interim chief financial officer upon the departure of Susan A. Brownie in August 2007. Mr. Newman previously served as our chief financial officer and senior vice president since joining the Company in January 2000. From April 1990 to August 1999, Mr. Newman served as executive vice president overseeing finance, human resources, information systems and customer service and fulfillment for Lippincott, Williams and Wilkins, formerly Waverly, Inc., a publicly traded medical sciences publisher. From August 1999 to January 2000, Mr. Newman served as the chief technology officer for Wolters Kluwer’s scientific, technical and medical companies consisting of five separate units. Mr. Newman holds a Bachelor of Science in chemistry from the University of Miami and a Masters of Business Administration from Rutgers University.
J. Edward Pearson joined the company in June 2006 as senior vice president, responsible for our survey and research business. Effective with the acquisition of TJO on March 12, 2007, Mr. Pearson was named president of the newly formed HealthStream Research™ group. From 2002 to June 2003, Mr. Pearson served as chief executive officer for Medibuy, an internet-based healthcare exchange and supply chain efficiency solutions provider. From June 2003 to June 2006, he served as president and chief executive officer of DigiScript, an Internet-based training and communication solutions provider for the life sciences industry. He earned a Bachelor of Business Administration in accounting from Middle Tennessee State University.
Kevin P. O’Hara was promoted to senior vice president and general counsel in February 2007. Mr. O’Hara assumed compliance officer responsibilities during August 2007. Prior to joining HealthStream in 2002, Mr. O’Hara served as vice president of operations and development at smallbusiness.com from 2000 to 2001. He practiced as an attorney with Bass, Berry, & Sims PLC in Nashville, Tennessee from 1996 to 2000, with a specialty in technology, electronic commerce, and healthcare. He earned a Bachelor of Arts degree and a J.D. from Vanderbilt University.

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
Risks related to our business model.
We may be unable to effectively execute our growth strategy which could have an adverse effect on our business and competitive position in the industry.
Our business strategy includes increasing our market share and presence through sales to new customers, further penetration and additional sales to existing customers, introductions of new products and services, and maintaining strong relationships with our existing customers. Some of the risks that we may encounter in executing our growth strategy include:
●	expenses, delays and difficulties of identifying and integrating new products or services into our existing organization;

●	inability to leverage our operational and financial systems sufficiently to support our growth;

●	inability to generate sufficient revenue from new products to offset investment costs;

●	inability to effectively identify, manage and exploit existing and emerging market opportunities;

●	inability to maintain our existing customer relationships; and

●	increased competition from new and existing competitors.
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
As part of our growth strategy, we are actively reviewing possible acquisitions that complement or enhance our business. We may not be able to identify, complete or integrate the operations of future acquisitions. In addition, if we finance acquisitions by issuing equity securities, our existing shareholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions and investments, our business prospects may be seriously harmed. Some of the risks that we may encounter in implementing our acquisition strategy include:
●	expenses, delays or difficulties in identifying and integrating acquired companies into our organization;

●	inability to retain personnel associated with acquisitions;

●	diversion of management’s attention from daily operations; and

●	inability to generate sufficient revenues, profits, and cash flows from acquisitions to offset our investment costs.
Revenue recognition for certain products and services is dependent upon customer scheduling and acceptance.
As revenues from our subscription business continue to increase, a larger portion of our revenues will be predictable; however, quarterly performance may be more subject to fluctuations. Our HealthStream Research products and services are typically contracted by healthcare organizations for multi-year terms, but the frequency and timing of survey cycles can vary from quarter to quarter and year to year. Also, other project based products, such as live events and professional services, are subject to the customers’ involvement in the provision of the product. The magnitude of these project based service contracts may vary widely from quarter to quarter and year to year, and thus may effect our ability to accurately predict quarterly and annual financial performance.

Our sales cycle is lengthy and can vary widely.
The period from our initial contact with a potential customer and the first purchase of our solution by the customer typically ranges from three to nine months, and in some cases has extended much further. The range in the sales cycle can be impacted by factors including an increasing trend towards a more formal requests for proposals (RFP’s) process and more competition within our industry, as well as formal budget timelines which impact timing of purchases by target customers. As a result of these factors, we have only limited ability to forecast the timing and type of initial sales. This, in turn, makes it more difficult to predict quarterly and annual financial performance.
We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, marketing, and other resources.
Several of our competitors and many potential competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than we do. We encounter direct competition from both large and small e-learning companies and other companies focused on training and continuing education in the healthcare industry. We also face competition from larger survey and research companies. Given the profile and growth of the healthcare industry and the growing need for education, training, research, and information, it is likely that additional competitors will emerge. We believe we maintain a competitive advantage against our competitors with the comprehensive array of products and services we offer. If our competitors were to offer a complete e-learning solution to the healthcare industry, our competitive position could be adversely affected. These companies may be able to respond more quickly than we are to new or changing opportunities, technologies, standards or customer requirements. Further, most of our customer agreements are for terms ranging from one to three years, with no obligation to renew. The short terms of these agreements enable customers to shift to one of our competitors.
Growth in courseware subscription revenues depends, in part, on our obtaining proper distribution rights from our content partners.
Most of our agreements with content providers are for initial terms of two to three years. The content partners may choose not to renew their agreements with us or may terminate the agreements early if we do not fulfill our contractual obligations. If a significant number of our content providers terminate or fail to renew their agreements with us on acceptable terms, it could result in a reduction in the number of courses we are able to distribute, causing decreased revenues. Most of our agreements with our content partners are also non-exclusive, and our competitors also offer, or could offer, training and continuing education content that is similar to or the same as ours. If publishers and authors, including our current content partners, offer information to users or our competitors on more favorable terms than those offered to us or increase our license fees, our competitive position and our profit margins and prospects could be harmed. In addition, the failure by our content partners to deliver high-quality content and to revise their content in response to user demand and evolving healthcare advances and trends could result in customer dissatisfaction and inhibit our ability to attract and retain subscribers of our courseware offerings.
We may not be able to develop enhancements to our existing products and services or achieve widespread acceptance of new features or keep pace with technological developments.
Our revenue growth is expected to be generated through sales to new customers as well as increasing sales of additional courseware subscriptions and other products and services to existing customers. Our identification of additional features, content, products and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our base of Internet-based customers or adoption of new methodology by new customers. Because healthcare training continues to change and evolve, we may be unable to accurately predict and develop features, content and other products to address these needs of the healthcare industry. If new products, features, or content are not accepted by new or existing customers, we may not be able to recover the cost of this development and our business will be harmed. Continued growth of our Internet-based customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as enhancing our courseware, product and service offerings that address the needs of healthcare organizations.
Our product and service offerings include third party technology, the loss of which could materially harm our business. Errors in third party software or our inability to license this software in the future could increase our costs and decrease our revenues.
We use some licensed third party technology components in our products. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these licenses could result in delays in the introduction of new products or could force us to discontinue offering portions of our learning management solutions until equivalent technology, if available, is identified, licensed and integrated. The operation of our products would be impaired if errors occur in the third party technology or content that we incorporate, and we may incur additional costs to repair or replace the defective software. It may be difficult for us to correct any errors in third party software because the software is not within our control. Accordingly, our revenue could decrease and our costs could increase in the event of any errors in this technology. Furthermore, we may become subject to legal claims related to licensed technology based on product liability, infringement of intellectual property or other legal theories.

Financial Risks
A significant portion of our revenue is generated from a relatively small number of customers.
We derive a substantial portion of our revenues from a relatively small number of customers. A termination of our agreements with our significant customers or a failure of these customers to renew their contracts on favorable terms, or at all, would have a material adverse effect on our business.
A significant portion of our business is subject to renewal each year. Therefore, renewals have a significant impact on our revenue and operating results.
For the year ended December 31, 2007, approximately 50 percent of our net revenues were derived from our Internet-based subscription products. Our Internet-based HLC customers have no obligation to renew their subscriptions for our products or services after the expiration of the initial subscription period, and in fact, some customers have elected not to renew their subscription. In addition, our customers may renew at a lower pricing or activity level. During the year ended December 31, 2007, we renewed 110% of the annual HLC contract value up for renewal and 99% of the subscribers which were up for renewal. Because a significant portion of our customer contracts have only renewed one time, we do not have sufficient historical data to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our revenues could be adversely affected, which would have a material adverse affect on our results of operations and financial position. Contracts for our survey and research services typically range from one to three years in length, and customers are not obligated to renew their contract with us after their contract expires. If our customers do not renew their arrangements for our services, or if their activity levels decline, our revenue may decline and our business will suffer.
The timing of our revenue recognition from sales activity is dependent upon achievement of certain events or performance milestones, and our inability to accurately predict them will impact our operating results.
Our ability to recognize revenues is dependent upon several factors including the transfer of customer-specific information such as unique subscriber IDs, which are required for us to implement customers on our Internet-based learning platform. Accordingly, if customers do not provide us with the specified information in a timely manner, our ability to recognize revenues will be delayed, which could adversely impact our operating results. In addition, completion and acceptance by our customers of developed content and courseware must be achieved, survey responses must be received, and utilization of courseware is required in connection with subscription Internet-based learning products for us to recognize revenues. As we noted above, while we have been successful in achieving growth in our subscription based revenues, our project based revenues are likely to be subject to significant fluctuations.
Because we recognize revenue from subscriptions for our products and services over the term of the subscription period, downturns or upturns in sales may not be immediately reflected in our operating results.
We recognize approximately 50% of our revenue from customers monthly over the terms of their subscription agreements, which have initial contract terms ranging from one to three years, although terms can range from less than one to up to five years. As a result, much of the revenue we report in each quarter is related to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
We may not be able to meet our strategic business objectives unless we obtain additional financing, which may not be available to us on favorable terms or at all.
Our current cash reserves, revolving credit facility, and results of operations are expected to be sufficient to meet our cash requirements through at least 2008. However, we may need to raise additional funds in order to:
●	develop new, or enhance existing, services or products;

●	respond to competitive pressures;

●	finance working capital requirements; or

●	acquire complementary businesses, technology, content or products.
At December 31, 2007, we had approximately $3.6 million in cash, cash equivalents, restricted cash, and related interest receivable. We also have up to $15.0 million of availability under a revolving credit facility, subject to certain covenants. We expect to incur up to $5.0 million of capital expenditures, software feature enhancements and content purchases during 2008 to support our business. In September 2007 we authorized a stock repurchase plan, with approval to acquire up to $3.0 million of our common stock. We continue to actively review possible business acquisitions that would complement our products and services. We may not have adequate cash and investments or availability under our revolving credit facility to consummate one or more acquisitions. We cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced.
We have significant goodwill and identifiable intangible assets recorded on our balance sheet that may be subject to impairment losses that would reduce our reported assets and earnings.
As of December 31, 2007, our balance sheet included goodwill of $21.1 million and identifiable intangible assets of $5.7 million. Economic, legal, regulatory, competitive, contractual, and other factors may affect the carrying value of goodwill and identifiable intangible assets in the future. If any of these factors impair the value of these assets, accounting rules require us to reduce their carrying value and recognize an impairment charge, which would reduce our reported assets and earnings in the period an impairment is recognized.
Our stock price is likely to be volatile.
The market price of our common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as the following, many of which are beyond our control: quarterly variations in our operating results; operating results that vary from the expectations of securities analysts and investors; changes in expectations as to our future financial performance; changes in market valuations of other online service companies; future sales of our common stock; stock market price and volume fluctuations; general political and economic conditions, such as a recession or war or terrorist attacks or interest rate or currency rate fluctuations; and other risk factors described in this Annual Report on Form 10-K. Moreover, our stock is thinly traded, and we have a relatively small public float. These factors may adversely affect the market price of our common stock. In addition, the market prices for stocks of many Internet related and technology companies have historically experienced significant price fluctuations that in some cases appear to bear no relationship to the operating performance of these companies.
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
Risks Related to Operations
Difficulties in the adoption of the new version of our Internet-based HLC platform could harm our business.
We released a new version of our Internet-based HLC platform during the fourth quarter of 2006 and as of February 29, 2008 had transitioned our entire subscriber base to this platform.  During the transition process we experienced issues with the new platform such as defects in the software, data migration errors, and customer orientation to certain changed or new features.  In response, we increased our resources to better identify, manage, and respond to issues raised by our customers, and as a result, we incurred approximately $1.0 million of incremental expenses to address and remediate these issues during 2007. If customers are not satisfied with the new version of our Internet-based HLC platform, they may not renew their contract with us, we may incur additional expenses to address and resolve their concerns with the product/service, and we may need to provide service credits in excess of our accrual for service interruptions.
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
Our future success will depend on our ability to attract, train, motivate, and retain other highly skilled technical, managerial, marketing, customer support, and interviewing center personnel who conduct phone surveys. Competition for certain personnel is intense, especially for developers, web designers and sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. We have experienced difficulty in the past hiring qualified personnel in a timely manner for these positions. The pool of qualified technical personnel, in particular, is limited in Nashville, Tennessee, which is where our headquarters are located. Our interviewing center is located in Laurel, Maryland, and we may experience difficulty in maintaining and recruiting qualified individuals to perform these services. We will also need to maintain the size of our staff to support our anticipated growth, without compromising the quality of our offerings or customer service. Our inability to locate, hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our services.
We must continue to upgrade our technology infrastructure, both hardware and software, to effectively meet demand for our services.
We must continue to obtain reasonably priced, commercially available hardware and continue to enhance software to accommodate the increased use of our platform and increased courseware in our library. In order to make timely decisions about hardware and software enhancements, we must be able to accurately forecast the growth in demand for our services. This growth in demand for our services is difficult to forecast and the potential audience for our services is large. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our customers may encounter delays or disruptions in their service. Unscheduled downtime could harm our business and also could discourage current and potential customers and reduce future revenues.
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
If the security measures that we use to protect personal information are ineffective, we may lose users of our services, which could reduce our revenues. We rely on security and authentication technology licensed from third parties. With this technology, we perform real-time credit card authorization and verification, as well as the encryption of other selected secure customer data. We cannot predict whether these security measures could be circumvented by new technological developments. In addition, our software, databases and servers may be vulnerable to computer viruses, physical or electronic attacks and similar disruptions. We may need to spend significant resources to protect against security breaches or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.
Risks Related to Government Regulation, Content and Intellectual Property
Government regulation may require us to change the way we do business.
The laws and regulations that govern our business change rapidly. The United States government and the governments of states and foreign countries have attempted to regulate activities on the Internet. Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, content regulation, information security accountability regulation, and sales and use tax laws and regulations. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. These uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. In addition, certain laws mandate that our customers contractually require us to protect the privacy and security of certain personal and health related information. If we fail to abide by these required contractual provisions, our customers may terminate their contracts with us. See “Business — Government Regulation of the Internet and the Healthcare Industry” for a more complete discussion of these laws and regulations.

Our inability to maintain CMS certification to conduct HCAHPS surveys may adversely affect our business.
Our survey product offerings include providing HCAHPS survey services to assist customers in their compliance with CMS regulations. We are currently designated as a CMS certified vendor to offer HCAHPS survey data collection services. If we are unable to maintain this certification, we would not be able to offer our customers this survey instrument and our business may suffer.
Any reduction or change in the regulation of continuing education and training in the healthcare industry may adversely affect our business.
Our business model is dependent in part on required training and continuing education for healthcare professionals and other healthcare workers resulting from regulations of state and Federal agencies, state licensing boards and professional organizations. Any change in these regulations that reduce the requirements for continuing education and training for the healthcare industry could harm our business. In addition, a portion of our business with pharmaceutical and medical device manufacturers and hospitals is predicated on our ability to maintain accreditation status with organizations such as the ACCME, ANCC, AST, and ACPE. The failure to maintain status as an accredited provider could have a detrimental effect on our business.
Government regulations may reduce our business activity with pharmaceutical and medical device customers.
In April 2003, the OIG of the Department of Health and Human Services (HHS) issued “OIG Compliance Program Guidance for Pharmaceutical Manufacturers.” In July 1999, the OIG issued Compliance Program Guidance for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry. These guidelines collectively identify three areas of risks for pharmaceutical and medical device companies and recommend certain best practices to be included in a compliance plan designed to avoid the risk of federal healthcare program abuse. The guidance highlighted a number of arrangements that have the potential to trigger fraud and abuse violations, including educational grants. In April 2007 the U.S. Senate Finance Committee released a report critical of practices related to the funding of educational programs by pharmaceutical manufacturers. Congress is considering legislation that would require manufacturers of drugs, devices, and medical supplies to report to HHS, anything of value, including educational programs, given by such manufacturers to physicians. This legislation would require that HHS make such information publicly available on the Internet. The Company follows the rules and guidelines provided by the ACCME, ANCC and other continuing education accrediting bodies to ensure that its continuing education programming is free from commercial bias and consistent with the OIG guidance. The majority of the Company’s accredited continuing education programming is funded by educational grants from our pharmaceutical and medical device customers. There is no assurance that our pharmaceutical and medical device customers will continue to provide educational grants consistent with past practices. In fact, we have experienced a reduction in live event activities we provide which are supported by pharmaceutical and medical device companies. To the extent that our customers continue to curtail or restructure their business practices, our business with this customer base may suffer.
We may be liable to third parties for content that is available from our online library.
We may be liable to third parties for the content in our online library if the text, graphics, software or other content in our library violates copyright, trademark, or other intellectual property rights, our content partners violate their contractual obligations to others by providing content to our library, or the content does not conform to accepted standards of care in the healthcare profession. We attempt to minimize these types of liabilities by requiring representations and warranties relating to our content partners’ ownership of the rights to distribute as well as the accuracy of their content. We also take necessary measures to review this content ourselves. Although our agreements with our content partners contain provisions providing for indemnification by the content providers in the event of inaccurate content, our content partners may not have the financial resources to meet this obligation. Alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs, and diverting management’s attention away from our business. See “Business — Intellectual Property and Other Proprietary Rights” for a more complete discussion of the potential effects of this liability on our business.
Protection of certain intellectual property may be difficult and costly.
Despite protection of certain proprietary rights, a third-party could, without authorization, copy or otherwise misappropriate our content, information from our databases, or other intellectual property. Our agreements with employees, consultants and others who participate in development activities could be breached and result in our trade secrets becoming known or independently developed by competitors. We may not have adequate remedies for any breach. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and effective intellectual property protection may not be available in those jurisdictions. We currently own several trademarks and domain names. The current system for registering, allocating and managing domain names has been the subject of litigation and proposed regulatory reform. Additionally, legislative proposals have been made by the federal government that would afford broad protection to owners of databases of information, such as stock quotes. This protection of databases already exists in the European Union. There has been substantial litigation in the computer and online industries regarding intellectual property assets, particularly patents. Third parties may claim infringement by us with respect to current and future products, trademarks or other proprietary rights, and we may counterclaim against such third parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, divert management’s attention, cause product release delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition and operating results. Such royalty and licensing agreements may not be available on terms acceptable to us, if at all.

We may be unable to protect our intellectual property, and we may be liable for infringing the intellectual property rights of others.
Our business could be harmed if unauthorized parties infringe upon or misappropriate our intellectual property, proprietary systems, content, services or other information. Our efforts to protect our intellectual property through copyright, trademarks and other controls may not be adequate. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the patents, intellectual property or other proprietary rights of third parties, which could be time consuming and costly. Intellectual property infringement claims could be made against us, especially as the number of our competitors grows. These claims, even if not meritorious, could be expensive and divert our attention from operating our company. In addition, if we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and develop comparable non-infringing intellectual property, to obtain a license, or to cease providing the content or services that contain the infringing intellectual property. We may be unable to develop non-infringing intellectual property or obtain a license on commercially reasonable terms, if at all.
Item 1B. Unresolved Staff Comments
None.
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
We are leasing approximately 8,000 square feet of office space in Franklin, Tennessee. Rent at this location is approximately $8,700 per month through August 2008. The lease expires in August 2008, and contains a one year renewal option at the rate of $9,000 per month.
We are leasing approximately 4,600 square feet of office space in Denver, Colorado. In February 2008, we exercised an option to terminate this lease. Rent at this location is approximately $3,600 per month through termination in July 2008.
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market under the ticker symbol HSTM:

	Common Stock Price
	2007		2006
	High	Low	High	Low
First Quarter	$4.63	$3.31	$3.72	$2.39
Second Quarter	4.33	3.39	5.03	3.25
Third Quarter	3.41	2.52	3.90	2.50
Fourth Quarter	3.73	2.83	4.19	3.14
On March 4, 2008, there were 160 registered holders and approximately 2,825 beneficial holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
DIVIDEND POLICY
We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations.

STOCK PERFORMANCE GRAPH
The graph below compares the cumulative total shareholder return on our common stock since December 31, 2002, with the cumulative total return of companies on the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index over the same period (assuming the investment of $100 in our common stock, the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index on December 31, 2002 (for our stock and the indices) and reinvestment of all dividends).
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)
Among HealthStream, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

(1)	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
RECENT SALES OF UNREGISTERED SECURITIES
There have been no sales of unregistered securities since December 31, 2006.
ISSUER PURCHASES OF EQUITY SECURITIES
On September 20, 2007, the Company’s Board of Directors authorized the Company to purchase up to $3.0 million of its common stock over a one year period. The plan may be limited or terminated at any time. The table below sets forth activity under the stock repurchase plan for the quarter ended December 31, 2007:

				(d)
			(c)	Maximum number (or
	(a)		Total number of shares (or	approximate dollar value) of
	Total number of	(b)	units) purchased as part of	shares (or units) that may yet
	shares (or units)	Average price paid per	publicly announced plans	be purchased under the plans
Period	purchased	share (or unit)(1)	or programs	or programs

Month #1 (October 1 – October 31)	—	$—	—	$3,000,000

Month #2 (November 1 – November 30)	27,200	2.94	27,200	2,920,033

Month # 3 (December 1 – December 31)	—	—	—	2,920,033

Total	27,200	$2.94	27,200	$2,920,033

(1)	- The weighted average price paid per share of common stock does not include the cost of broker commissions.

Item 6. Selected Financial Data
The selected statements of income data for the three-year period ended December 31, 2007 and the balance sheet data as of December 31, 2007 and 2006 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, our independent registered public accounting firm, which are included elsewhere in this report. You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report.
HealthStream acquired TJO on March 12, 2007 and DMR on March 28, 2005. TJO’s results of operations are included within our consolidated statement of operations effective March 13, 2007. DMR’s results of operations are included within our consolidated statement of operations effective March 29, 2005. As a result of these acquisitions, the annual results presented below are not comparable. Revenues may be subject to fluctuations as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this annual report. During 2007, we recognized a portion of our deferred tax assets, resulting in an income tax benefit of approximately $2.0 million. During 2006, we adopted SFAS No. 123(R) “Share-Based Payment” which resulted in approximately $742,000 of stock based compensation expense for 2007 and $682,000 for 2006. As a result of this accounting change, the annual results presented below are not comparable. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$43,949	$31,783	$27,359	$20,057	$18,195
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	16,162	10,869	9,746	7,277	6,268
Product development	4,308	3,503	2,928	2,531	3,247
Sales, marketing, general and administrative expenses	17,060	12,613	10,411	9,433	9,431
Depreciation and amortization	4,503	2,889	2,678	2,107	3,048

Total operating costs and expenses	42,033	29,874	25,763	21,348	21,994
Income (loss) from operations	1,916	1,909	1,596	(1,291)	(3,799)
Other income (expense)	226	619	338	243	387

Income (loss), before income taxes	2,142	2,528	1,934	(1,048)	(3,412)
Income tax (benefit) provision	(1,945)	28	21	—	—

Net income (loss)	$4,087	$2,500	$1,913	$(1,048)	$(3,412)

Net income (loss) per share – basic	$0.19	$0.12	$0.09	$(0.05)	$(0.17)

Net income (loss) per share – diluted	$0.18	$0.11	$0.09	$(0.05)	$(0.17)

Weighted average shares of common stock outstanding – basic	21,999	21,577	21,051	20,586	20,383

Weighted average shares of common stock outstanding – diluted	22,701	22,359	21,942	20,586	20,383

	At December 31,
	2007	2006	2005	2004	2003
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$3,599	$10,726	$5,726	$2,257	$3,220
Investments in marketable securities – short and long term	—	1,700	6,175	14,025	13,958
Goodwill and intangible assets	26,851	13,073	13,582	3,473	3,817
Working capital (deficit)	(906)	11,148	9,428	15,379	16,286
Total assets	53,361	41,008	35,216	28,436	28,399
Deferred revenue	9,493	5,376	4,503	3,866	3,059
Long-term debt and capital leases, net of current portion.	1,064	107	216	29	1
Shareholders’ equity	35,714	29,634	25,800	21,730	22,558
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of HealthStream should be read in conjunction with “Selected Financial Data” and HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. HealthStream’s actual results may differ significantly from the results discussed and those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described under “Risk Factors” and elsewhere in this report.
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

OVERVIEW
We provide our services to healthcare organizations, pharmaceutical and medical device companies, and other members within the healthcare industry. Our services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). HealthStream Learning products and services include our Internet-based HealthStream Learning Center®, authoring tools, courseware subscriptions, online training and content development, online sales training courses, live events, HospitalDirect® and other products focused on education and training to serve professionals that work within healthcare organizations. Effective with the acquisition of TJO in March 2007, we launched HealthStream ResearchTM. HealthStream Research reflects the combination of DMR and TJO, which collectively provide a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and members of the community. Our learning solutions help healthcare organizations improve their required regulatory training, while also offering an opportunity to train their employees in multiple clinical areas. Our research products provide customers valuable insight into measuring quality and satisfaction of physicians, patients, employees, and members of the community.
Revenues for the year ended December 31, 2007 were approximately $43.9 million compared to $31.8 million for the year ended December 31, 2006, an increase of 38.3%. Net income improved to $4.1 million for 2007 compared to $2.5 million for 2006, an increase of 63.5%. Net income for 2007 includes an income tax benefit of approximately $2.0 million associated with the recognition of a portion of the Company’s deferred tax assets. Diluted earnings per share were $0.18 for 2007 compared to $0.11 for 2006. Revenues from HealthStream Learning grew $2.4 million, and revenues from HealthStream Research grew by $9.8 million, including revenues of $9.7 million from the March 12, 2007 acquisition of TJO. We had approximately 1,541,000 fully implemented subscribers on our Internet-based HLC platform at December 31, 2007, representing over 1,500 hospitals in the United States. During 2007, we renewed approximately 333,000 HLC subscribers, representing a 99% renewal rate for the subscribers up for renewal, and a 110% renewal rate based on the annual contract value up for renewal. As of December 31, 2007 our cash and investment balances approximated $3.6 million and we maintained full availability under our $15.0 million revolving credit facility.
During 2007, we transitioned approximately 95% of our customer base to a new and enhanced version of our Internet-based HLC. The last five percent of our subscribers transitioned to the new platform in February 2008, at their own requests. We have invested a significant amount of capital and internal resources to develop and deploy this new version of our flagship product, including approximately $1.0 million of incremental costs during 2007 to support our customer’s transition to this product. We expect this new version of the HLC will be the cornerstone to our future growth and will enable us to more efficiently integrate the delivery of new product offerings to healthcare professionals who subscribe to our learning solutions.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Revenue Recognition
We recognize revenues from our Internet-based learning products and courseware subscriptions based on a per person subscription basis, and in some cases on a per license basis. Our fees are based on the size of the facilities’ or organizations’ employee user population and the service offerings to which they subscribe. Revenue is recognized ratably over the service period of the underlying contract.
Revenues from survey and research services are recognized when survey results are delivered to customers via either Internet-based reporting throughout the survey period or by providing final survey results once all services are complete. Revenues for survey and reporting services, which are provided through the use of Internet-based reporting methodologies, are recognized using the proportional performance method, consistent with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” reflecting recognition throughout the service period which corresponds with the survey cycle and reporting access by the customer, which typically ranges from one to five months. Revenues for survey and reporting services, which include delivery of survey results to the customer when all services are completed, are recognized upon completion. All other revenues are recognized as the related services are performed or products are delivered to the customer. Revenues for these services can be subject to seasonal factors based on customers requirements that can impact the timing, frequency, and volume of survey cycles.
Revenues from professional services include content maintenance, consulting, and implementation services. Fees are based on the time and efforts involved, and revenue is recognized upon completion of performance milestones using the proportional performance method.
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

We recognize revenue from live event development services using a proportional performance method based on completion of performance milestones. Revenues from content maintenance and development services are recognized using a percentage of completion method based on labor hours, which correspond to the completion of performance milestones and deliverables. Sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors as a result of meeting and conference dates for such companies.
Revenues associated with online training are recognized over the term of the subscription period or over the historical usage period, if usage typically differs from the subscription period. All other service revenues are recognized as the related services are performed or products are delivered.
We expect to continue to generate revenues by marketing our Internet-based products and our survey and research services through healthcare organizations and to a lesser extent, through pharmaceutical and medical device companies. We expect that the portion of our revenues related to services provided via our Internet-based learning products will increase in absolute dollar amounts. The percentage of total revenues from our Internet-based subscription products has declined compared to historical periods, whereas revenues from our survey and research services are not Internet-based. Specifically, we will seek to generate revenues from healthcare workers by marketing to their employers or sponsoring organizations. The fees we charge for courseware resulting from this marketing is typically paid by either the employer or sponsoring organization.
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
Product development costs primarily include our costs to initially develop and maintain software feature enhancements and content for our Internet-based learning product. Once planning is completed and development begins, we capitalize payments to third parties associated with the cost of software feature enhancement development or content where the life expectancy is greater than one year and the anticipated cash flows from such software feature enhancements or content are expected to exceed the cost of the related asset. During 2007 and 2006, we capitalized approximately $300,000 and $400,000, respectively, related to development of content by third parties. Such amounts are included in the accompanying consolidated balance sheets under the caption “prepaid development fees” and “other assets.” During 2007 and 2006, we capitalized approximately $2.6 million and $2.3 million, respectively, for development of software feature enhancements by third parties. Such amounts are included in the accompanying balance sheets under the caption “capitalized software feature enhancements.” A significant portion of these capitalized costs were associated with the development of the new version of our Internet-based HLC platform and a new competency assessment product. We amortize content and software feature enhancements over their expected life, which is generally one to four years. Capitalized content and software feature enhancements are subject to a periodic impairment review in accordance with our impairment review policy.
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
Product development costs also include our systems team, which manages our efforts associated with product development and maintenance, database management, quality assurance and security. This team is responsible for new internal product development, integration of external new products, and continued enhancements and regularly scheduled maintenance to our learning and research platform products. This team was also responsible for the migration of customers to the new version of our Internet-based HLC platform. Personnel who are responsible for our overall product portfolio as well as prioritization of new product development are also included in product development costs.
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

Allowance for Doubtful Accounts
We estimate the allowance for doubtful accounts using both a specific and non-specific identification method. Management’s evaluation includes reviewing past due accounts on a case-by case basis, and determining whether an account should be reserved, based on the facts and circumstances surrounding each potentially uncollectible account. An allowance is also maintained for accounts not specifically identified that may become uncollectible in the future. Uncollectible accounts are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is necessary based on our specific and non-specific identification approach.
Accrual for Service Interruptions
We provide customers with a fully hosted learning management application, and our Internet-based learning products are subject to periodic downtime. Due to the complexity of our hosted applications, variability in customer utilization patterns, changes in technology, and potential software defects, our hosted applications could experience periodic downtime. We maintain an accrual which is intended to provide for customer concessions in the event customers experience inconveniences or operation disruption resulting from downtime of our applications. Our accrual for service interruptions totaled approximately $394,000 as of December 31, 2007. Certain of our customers who have transitioned to our new platform have experienced difficulties in accessing or using certain features of our system, and we expect to provide these customers with product and service credits.
Stock Based Compensation
We began recognizing compensation expense using a fair-value based method for costs related to share based payments including stock options on January 1, 2006. Measurement of such compensation expense requires significant estimation and assumptions, however we believe that the Black Scholes option pricing model we use for calculating the fair value of our stock based compensation plans provides a reasonable measurement methodology using a framework that is widely adopted.
We have a stock option plan and an employee stock purchase plan which qualify as stock based compensation plans. During the years ended December 31, 2007 and 2006, we recorded $742,344 and $682,068, of stock based compensation expense, respectively. We typically grant stock options to our management group on an annual basis, or when new members of the management group begin their employment. We grant stock options to members of our board of directors in conjunction with our annual shareholders meeting, or as new members are added on a pro rata basis based on the time elapsed since our annual shareholders’ meeting. We expect to continue this practice for the foreseeable future; however, we may adjust the size of the annual grant. As of December 31, 2007, total future compensation cost related to non-vested awards not yet recognized was $1,247,528 net of estimated forfeitures, with a weighted average expense recognition period of 2.6 years. Future compensation expense recognition for new option grants will vary depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from our estimates.
Accounting for Income Taxes
The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company has significant net operating loss carryforwards (NOLs) which may be available to reduce future tax expense. These NOLs are subject to annual limitations under the Internal Revenue Code Section 382, which could result in the expiration of certain portions of the Company’s NOLs before they are fully utilized. Historically, the Company has maintained a full valuation allowance against its deferred tax assets, and taxable income has been offset through the use of net operating loss carryforwards. Management periodically assesses the realizability of its deferred tax assets, and during the fourth quarter of 2007 management concluded that it is more likely than not that approximately $2.0 million of the Company’s deferred tax assets will be realized. The Company continues to maintain a valuation allowance of approximately $13.8 million for the remaining portion of its deferred tax assets, which primarily consist of net operating loss carryforwards.
Nonmonetary Exchange of Content Rights and Deferred Service Credits
During 2007 and 2006, we recorded content rights and deferred service credits in connection with a nonmonetary exchange with one of our customers. In order to account for this transaction, we estimated the fair value of the related assets and service credits, assessed whether the value assigned to the content was recoverable, and did and continue to amortize the related assets over their estimated useful lives. Our future operating results will be impacted by the amortization of the content rights and by the customer’s utilization of the service credits. We will also review these assets periodically to determine whether they are recoverable during the remaining useful life. Revenues for services provided in exchange for service credits will be recognized in accordance with our revenue recognition policies.
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

DMR’s results of operations have been included in the Company’s results in the HealthStream Research business unit from the date of the acquisition.
The Jackson Organization, Research Consultants, Inc. On March 12, 2007, the Company acquired all of the issued and outstanding common stock of TJO for approximately $12.6 million, consisting of approximately $11.5 million payable in cash and 252,616 shares of HealthStream common stock. Approximately $1.6 million of the cash consideration is being held in escrow and will be released upon the occurrence of future events. All of the common stock shares are held in an escrow account until September 12, 2008, and are subject to any claims for indemnification pursuant to the stock purchase agreement. As of December 31, 2007 the Company had incurred direct, incremental expenses associated with the acquisition of TJO of approximately $0.7 million. TJO provides healthcare organizations with quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. This acquisition has been accounted for using the purchase method of accounting. TJO’s results of operations have been included in the Company’s results in the HealthStream Research business unit from the date of the acquisition.
RESULTS OF OPERATIONS
Revenues and Expense Components
The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.
Revenues. Revenues for our HealthStream Learning business segment consist of the provision of services through our Internet-based HLC, authoring tools, a variety of courseware subscriptions (add-on courseware), maintenance and support services for our installed learning management products, maintenance of content, live event development, online training and content development, online sales training courses (RepDirect™), live educational activities for nurses and other professionals conducted within healthcare organizations, continuing education activities at association meetings, and HospitalDirect®. Revenues for our HealthStream Research business segment consist of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, employees, and other members of the community.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues consists primarily of salaries and employee benefits, stock based compensation, employee travel and lodging, materials, outsourced phone survey support, contract labor, hosting costs, and other direct expenses associated with revenues as well as royalties paid by us to content providers based on a percentage of revenues. Personnel costs within cost of revenues are associated with individuals that facilitate product delivery, provide services, conduct, process and manage phone and paper-based surveys, handle customer support calls or inquiries, manage the technology infrastructure for our hosted applications, manage content and survey services, coordinate content maintenance services, and provide training or implementation services.
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
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. Annually, we host a national users’ group in Nashville known as “The Summit,” and a separate conference for our Research customers, the costs of which are included in sales and marketing expenses. Personnel costs within sales and marketing include our sales and marketing team and strategic account management, as well as our account management group. Our account management personnel work to help our customers effectively utilize our products.
Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, amortization of content development fees, and amortization of capitalized software feature enhancements.
Other General and Administrative Expenses. Other general and administrative expenses consist primarily of salaries and employee benefits, stock based compensation, employee travel and lodging, facility costs, office expenses, fees for professional services, and other operational expenses. Personnel costs within general and administrative expenses include individuals associated with normal corporate functions (accounting, legal, human resources, administrative, internal information systems, and executive management) as well as personnel who maintain our accreditation status with various organizations.
Other Income/Expense. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to a promissory note, capital leases and our revolving credit facility.

2007 Compared to 2006
Revenues. Revenues increased approximately $12.2 million, or 38.3%, to $43.9 million for 2007 from $31.8 million for 2006. Revenues for 2007 consisted of $27.5 million, or 62.5% of total revenue for HealthStream Learning and $16.5 million, or 37.5% of total revenue for HealthStream Research. In 2006, revenues consisted of $25.1 million, or 78.9% of total revenue for HealthStream Learning and $6.7 million, or 21.1% of total revenue for HealthStream Research. HealthStream Research revenues include the results of TJO commencing with its acquisition on March 12, 2007.
Revenues for HealthStream Learning increased approximately $2.4 million, or 9.5%, during 2007. Of this increase, $3.2 million was derived from our Internet-based subscription learning products, which includes revenue increases from the HLC of $1.8 million, courseware subscriptions of $1.3 million, and HospitalDirect™ of $145,000. Revenues from these products increased 17% over the prior year and approximated $21.9 million for 2007. The remaining revenue growth came from custom online courseware development services which increased $595,000, and implementation and consulting services which increased $322,000 over the prior year. These revenue increases were partially offset by a decline in revenues from: our live event business of $1.3 million, resulting from fewer live event activities during 2007; maintenance fees from our installed learning management product of $197,000; and clinical education activities of $158,000. Our Internet-based HLC subscriber base increased approximately 14% during 2007, from approximately 1,352,000 fully implemented subscribers at the end of 2006 to approximately 1,541,000 fully implemented subscribers at the end of 2007. We expect revenues from our Internet-based HLC and add-on courseware to continue to increase in 2008. We also expect revenues from project-based live events and content development services to remain comparable or decline slightly during 2008 as we continue to transition our sales efforts to subscription based products and other online delivery methodologies.
Revenues from HealthStream Research increased approximately $9.8 million, or 145.6%, during 2007, of which $9.7 million resulted from the March 12, 2007 acquisition of TJO. Organic research revenues for 2007 were flat compared to the prior year due to certain customers postponing their survey cycles until 2008. Revenues from our patient and community survey instruments, which have more recurring and predictable cycles, accounted for 63.5% of our Research revenues during 2007 compared to 45.9% during 2006. A significant portion of this increase in revenue mix resulted from the TJO acquisition. We expect revenues from HealthStream Research to increase during 2008 resulting from growth in sales to both new and existing customers as well as the full year impact of TJO.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $5.3 million, or 48.7%, to $16.2 million for 2007 from $10.9 million for 2006. Cost of revenues as a percentage of revenues increased to 36.8% of revenues for 2007 from 34.2% of revenues for 2006.
Cost of revenues for HealthStream Learning increased approximately $293,000, or 3.3%, and approximated 33.8% and 35.8% of revenues for 2007 and 2006, respectively. This expense increase is primarily related to increased royalties paid by us associated with increases in courseware and training subscriptions as well as approximately $350,000 of incremental costs to support our customers in connection with their transition to our new HLC platform, and was partially offset by lower direct costs resulting from fewer live events when compared to the prior year. We expect increases in cost of revenues for HealthStream Learning during 2008 associated with royalty expense, as we continue to increase our focus on selling courseware subscriptions.
Cost of revenues for HealthStream Research increased approximately $5.0 million, or 264.5%, and approximated 41.8% and 28.1% of revenues for 2007 and 2006, respectively. This expense increase for HealthStream Research resulted primarily from incremental personnel to support the survey delivery process, including our interviewing center staff, as well as increased costs associated with outsourced phone interview services. The expense increase as a percentage of revenues is primarily due to changes in revenue mix. We expect increases in cost of revenues for HealthStream Research during 2008 associated with both the full year impact of TJO as well as growth in revenues.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) declined to 63.2% for 2007 from 65.8% for 2006. This decrease resulted from the change in revenue mix discussed above, and was primarily associated with the growth in revenues and direct costs from our research products. Gross margins for HealthStream Learning were 66.2% and 64.2% for the years ended December 31, 2007 and 2006, respectively. Gross margins for HealthStream Research were 58.2% and 71.9% for the years ended December 31, 2007 and 2006, respectively. We expect gross margins to improve moderately during 2008 resulting from expected changes in revenue mix and cost of revenues, noted above.
Product Development. Product development expenses increased approximately $805,000, or 23.0%, to $4.3 million for 2007 from $3.5 million for 2006. Product development as a percentage of revenues decreased to 9.8% for 2007 from 11.0% for 2006. Product development expenses for HealthStream Learning increased approximately $680,000, and approximated 13.4% and 11.9% of revenues for 2007 and 2006, respectively. Approximately $600,000 of the expense increase resulted from additional costs to support our customer’s transition to the new version of our HLC platform. Product development expenses for HealthStream Research increased approximately $146,000 due to additional personnel and approximated 3.1% and 5.5% of revenues for 2007 and 2006, respectively. In addition to the expenses incurred, we also capitalized approximately $2.6 million and $2.3 million of costs associated with development of software feature enhancements during 2007 and 2006, respectively. We expect product development expenses to increase during 2008 as we continue to invest resources in new product development and support of our existing platform products.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $2.2 million, or 31.2%, to $9.2 million for 2007 from $7.0 million for 2006. This increase is primarily associated with incremental personnel and related expenses resulting from the TJO acquisition, as well as incremental HealthStream Learning personnel and increased sales commissions. These expense increases were partially offset by lower marketing spending. Sales and marketing expenses approximated 21.0% and 22.1% of revenues for the years ended December 31, 2007 and 2006, respectively.
Sales and marketing expenses for HealthStream Learning increased $414,000 and approximated 23.2% and 23.7% of revenues for 2007 and 2006, respectively. The increase in expenses is associated with additional sales personnel and commissions, and was partially offset by lower marketing expenses, including those related to our annual customer conference, The Summit. The expense decrease as a percentage of revenues is due to the increase in revenues. Sales and marketing expenses for HealthStream Research increased $1.9 million and approximated 16.6% and 13.2% of revenues for 2007 and 2006, respectively. This increase is primarily associated with the TJO acquisition. We expect sales and marketing expenses to increase during 2008 associated with growth in our sales teams.
Depreciation and Amortization. Depreciation and amortization increased approximately $1.6 million, or 55.9%, to $4.5 million for 2007 from $2.9 million for 2006. Depreciation, which is included in the unallocated corporate function, increased $542,000 resulting from new capital expenditures and assets acquired from TJO during the current year. The amortization increase of $1.1 million resulted from TJO intangible asset amortization and amortization of capitalized software feature enhancements associated with the new HLC platform and other content assets. Amortization for HealthStream Learning increased $654,000, or 67.1%, and approximated 5.9% and 3.9% of revenues for the years ended December 31, 2007 and 2006, respectively. This increase is primarily associated with amortization of capitalized software feature enhancements associated with the new HLC platform and other content assets. Amortization for HealthStream Research increased $418,000, or 82.2%, and approximated 5.6% and 7.6% of revenues for the years ended December 31, 2007 and 2006, respectively. The expense increase is associated with the TJO acquisition, while the decrease as a percentage of revenue is due to the increase in revenue.
We expect depreciation and amortization to increase during 2008. These increases will result from new capital expenditure depreciation, amortization of TJO intangible assets, and amortization of capitalized software feature enhancements.
Other General and Administrative. Other general and administrative expense increased approximately $2.3 million, or 40.3%, to $7.8 million for 2007 from $5.6 million for 2006. This increase is primarily due to the TJO acquisition, including personnel, facilities, and other operating costs. Other general and administrative expense as a percentage of revenues was 17.9% and 17.6% for 2007 and 2006, respectively.
Other general and administrative expense for HealthStream Learning decreased $132,000, primarily due to lower personnel costs. Other general and administrative expense for HealthStream Research increased $1.7 million, primarily from the TJO acquisition and additions of other personnel. The unallocated corporate portion of other general and administrative expense increased $655,000 primarily associated with increased investments in products and services to support the growth of our business. We expect other general and administrative expense for 2008 to increase primarily associated with the full year impact of TJO, additional personnel costs, and higher professional fees associated with our compliance with Sarbanes-Oxley.
Other Income (Expense). Other income (expense) decreased approximately $392,000, or 63.4%, to $226,000 for 2007 from $619,000 for 2006. Interest income from cash and investments in marketable securities decreased $371,000 resulting from lower cash and investments balances during 2007. Interest expense increased $22,000 over the prior year associated with a promissory note issued in connection with the purchase of certain software licenses, and our revolving credit facility.
Income Tax (Benefit) Provision. The Company recognized an income tax benefit of approximately $2.0 million during 2007 based on management’s conclusion that a portion of the Company’s deferred tax assets would be realized. This income tax benefit was partially offset by $42,000 of income tax expense associated with the alternative minimum tax. During 2006, the Company recognized income tax expense of $28,000 associated with the alternative minimum tax. Taxable income for both 2007 and 2006 was substantially offset by the Company’s net operating loss carryforwards. We expect our 2008 effective tax rate to be minimal and substantially less than the statutory rates, resulting from expected utilization of our net operating loss carryforwards.
Net Income. Net income was approximately $4.1 million, or $0.18 per diluted share, for the year ended December 31, 2007 up from $2.5 million, or $0.11 per diluted share, for the year ended December 31, 2006. This improvement is the result of the $2.0 million income tax benefit and increased gross profits, but was somewhat offset by other expense increases mentioned above. Net income per share for 2008 is expected to range between $0.12 and $0.15 per diluted share. Our 2008 estimates do not reflect an income tax benefit associated with the realization of additional deferred tax assets. These estimates are subject to the risks and uncertainties as further described in “Item 1A. Risk Factors” located elsewhere in this report.

2006 Compared to 2005
Revenues. Revenues increased approximately $4.4 million, or 16.2%, to $31.8 million for 2006 from $27.4 million for 2005. Revenues for 2006 consisted of $25.1 million, or 78.9% of total revenue for HealthStream Learning and $6.7 million, or 21.1% of total revenue for HealthStream Research. In 2005, revenues consisted of $22.9 million, or 83.6% of total revenue for HealthStream Learning and $4.5 million, or 16.4% of total revenue for HealthStream Research.
Revenues for HealthStream Learning increased approximately $2.2 million, or 9.6%, during 2006. Revenues from our Internet-based HLC subscriber base increased $2.2 million over 2005, resulting primarily from growth in our subscriber base. Revenues from courseware subscriptions increased $198,000 over the prior year. We also experienced declines in revenues from maintenance and support fees associated with our installed learning management products of $243,000, and project-based content development services of $108,000. Our Internet-based HLC subscriber base increased approximately 15% during 2006, from approximately 1,173,000 fully implemented subscribers at the end of 2005 to approximately 1,352,000 fully implemented subscribers at the end of 2006.
Revenues for HealthStream Research increased approximately $2.2 million, or 49.8%, during 2006. Growth in HealthStream Research revenues during 2006 resulted from the full year impact of the DMR acquisition and also included organic growth of $823,000. We experienced increased revenues from our patient, physician, employee, and community survey instruments during 2006.
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
Cost of revenues for HealthStream Learning increased $727,000, or 8.8%, and approximated 35.8% and 36.1% of revenues for 2006 and 2005, respectively. Cost of revenue increases for HealthStream Learning resulted from increased royalties paid by us, as well as expense overages in production costs associated with a significant live event held during the second quarter of 2006, which resulted in a financial loss of approximately $200,000.
Cost of revenues for HealthStream Research increased approximately $397,000, or 26.6%, and approximated 28.1% and 33.3% of revenues for 2006 and 2005, respectively. This expense increase is consistent with the increase in revenues.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to 65.8% for 2006 from 64.4% during 2005. This improvement is primarily the result of revenue increases associated with our Internet-based HLC and our survey and research services, but was partially offset by lower margins from our live events business. Gross margins for HealthStream Learning were 64.2% and 63.9% for 2006 and 2005, respectively. This improvement resulted from increased revenues associated with our Internet-based HLC product. Gross margins for HealthStream Research were 71.9% and 66.7% for 2006 and 2005, respectively. This improvement resulted from changes in revenue mix of our survey products.
Product development. Product development expenses increased approximately $575,000, or 19.6%, to $3.5 million for 2006 from $2.9 million for 2005. This increase resulted from HealthStream Learning and was associated with additional personnel expenses and stock based compensation expense. Product development efforts for 2006 were primarily associated with the development and deployment of a new version of our Internet-based HLC platform, the ongoing maintenance and support for our existing HLC learning products, and product portfolio management as well as new courseware offerings and competency tools. Product development expenses as a percentage of revenues approximated 11.0% of revenues for 2006 compared to 10.7% of revenues for 2005. In addition to the expenses incurred, we also capitalized approximately $2.7 million and $1.1 million of costs associated with development of software feature enhancements and content during 2006 and 2005, respectively.
Product development expenses for HealthStream Learning increased approximately $591,000, or 24.6%, and approximated 11.9% and 10.5% of revenues for 2006 and 2005, respectively. The increase resulted from additional personnel associated with the maintenance of our Internet-based learning products and the development and deployment of new products, including a new version of our Internet-based HLC platform. Product development expenses for HealthStream Research increased approximately $94,000, or 34.3%, and approximated 5.5% and 6.1% of revenues for 2006 and 2005, respectively. This expense increase resulted from additional personnel. The unallocated corporate product development expenses decreased approximately $111,000, primarily resulting from lower personnel expenses.

Sales and Marketing Expenses. Sales and marketing expenses, including personnel costs, increased approximately $1.6 million, or 28.8%, to $7.0 million for 2006 from $5.4 million for 2005, and approximated 22.1% and 19.9% of revenues for 2006 and 2005, respectively. The increase resulted from additional sales personnel and account management personnel, increased direct marketing campaign expenses, stock based compensation expense, and increased spending associated with our annual customer conference, The Summit, which was attended by approximately 710 customer representatives in 2006 compared to approximately 540 in 2005.
Sales and marketing expense for HealthStream Learning increased approximately $1.2 million, or 25.1%, and approximated 23.7% and 20.8% of revenues for 2006 and 2005, respectively. The expense increases are associated with increases in sales and account management personnel, and increased spending associated with direct marketing campaigns and The Summit. Sales and marketing expense for HealthStream Research increased approximately $401,000, or 83.2%, and approximated 13.2% and 10.8% of revenues for 2006 and 2005, respectively. The expense increase is associated with additional sales and account management personnel. Sales and marketing expense for our unallocated corporate functions decreased modestly during 2006.
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

SELECTED QUARTERLY OPERATING RESULTS
The following tables set forth selected statements of income data for the eight quarters ended December 31, 2007 both in absolute dollars and as a percentage of total revenues. The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.
Factors Affecting Quarterly Operating Results
Revenues from our subscription products are recognized ratably over the subscription term. Revenues from sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors resulting from the timing of conferences and live events. Survey and research revenues are impacted by seasonal factors resulting from the volume, timing, and frequency of survey cycles. The results of operations for TJO have been included in the Company’s statements of income, effective March 13, 2007. During the fourth quarter of 2007, we recognized a portion of our deferred tax assets, resulting in an income tax benefit of approximately $2.0 million.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$8,101	$12,047	$11,809	$11,992
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	2,915	4,359	4,336	4,552
Product development	1,079	1,100	1,165	963
Sales and marketing	1,734	2,821	2,294	2,364
Depreciation	356	476	560	555
Amortization	500	722	757	577
Other general and administrative expenses	1,608	2,160	1,967	2,113

Total operating costs and expenses	8,192	11,639	11,079	11,124
Income (loss) from operations	(91)	408	730	868
Other income, net	140	22	27	39

Income before income taxes	49	430	757	907
Income tax provision (benefit)	4	5	18	(1,972)

Net income	$45	$425	$739	$2,879

Net income per share:(1)
Basic	$0.00	$0.02	$0.03	$0.13

Diluted	$0.00	$0.02	$0.03	$0.13

Weighted average shares of common stock outstanding:
Basic	21,936	21,970	22,025	22,064

Diluted	22,603	22,782	22,664	22,755

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$7,523	$8,224	$7,481	$8,556
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	2,575	3,162	2,378	2,754
Product development	889	837	891	886
Sales and marketing	1,629	2,033	1,648	1,710
Depreciation	336	328	375	367
Amortization	308	339	385	452
Other general and administrative expenses	1,237	1,397	1,509	1,450

Total operating costs and expenses	6,974	8,096	7,186	7,619
Income from operations	549	128	295	937
Other income, net	134	153	165	167

Income before income taxes	683	281	460	1,104
Income tax provision (benefit)	25	(8)	(14)	25

Net income	$658	$289	$474	$1,079

Net income per share:(1)
Basic	$0.03	$0.01	$0.02	$0.05

Diluted	$0.03	$0.01	$0.02	$0.05

Weighted average shares of common stock outstanding:
Basic	21,284	21,475	21,619	21,928

Diluted	22,139	22,469	22,364	22,463

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(% of Revenues)
STATEMENT OF INCOME DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	36.0	36.2	36.7	38.0
Product development	13.3	9.1	9.9	8.0
Sales and marketing	21.4	23.4	19.4	19.7
Depreciation	4.4	4.0	4.7	4.6
Amortization	6.2	6.0	6.4	4.8
Other general and administrative expenses	19.9	17.9	16.7	17.6

Total operating costs and expenses	101.1	96.6	93.8	92.8
Income (loss) from operations	(1.1)	3.4	6.2	7.2
Other income, net	1.7	0.2	0.2	0.4

Income before income taxes	0.6	3.6	6.4	7.6
Income tax provision (benefit)	0.1	0.1	0.1	(16.4)

Net income	0.5	3.5	6.3	24.0

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(% of Revenues)
STATEMENT OF INCOME DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	34.2	38.4	31.8	32.2
Product development	11.8	10.2	11.9	10.3
Sales and marketing	21.7	24.7	22.0	20.0
Depreciation	4.5	4.0	5.1	4.3
Amortization	4.1	4.1	5.1	5.3
Other general and administrative expenses	16.4	17.0	20.2	16.9

Total operating costs and expenses	92.7	98.4	96.1	89.0
Income from operations	7.3	1.6	3.9	11.0
Other income, net	1.8	1.8	2.2	1.9

Income before income taxes	9.1	3.4	6.1	12.9
Income tax provision (benefit)	0.3	(0.1)	(0.2)	0.3

Net income	8.8	3.5	6.3	12.6

(1)	– Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the full year.
Liquidity and Capital Resources
Net cash provided by operating activities was approximately $7.1 million during 2007 compared to $4.0 million during 2006. Our primary sources of cash were generated from receipts from the sales of our products and services. The number of days sales outstanding (DSO) was 63 days for 2007 compared to 64 days for 2006. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The $2.1 million increase in accounts receivable at December 31, 2007 compared to December 31, 2006 resulted primarily from approximately $1.1 million in TJO balances, as well as delays in cash receipts from our HealthStream Learning customers, including delayed receipts of commercial support grants, of which a portion relate to pass through expenses we paid during 2007. The primary uses of cash to fund our operations include personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses, as well as payments associated with content development.
Net cash used in investing activities was approximately $13.9 million for 2007, while $536,000 of cash was provided by investing activities during 2006. During 2007, we utilized approximately $11.8 million of cash and investments to purchase TJO, $2.6 million for software feature enhancements, and $1.3 million for purchases of property and equipment, which was partially offset by net proceeds from sales of investments in marketable securities of $1.7 million. Software feature enhancement costs for both 2007 and 2006 were associated with development costs of the new version of our Internet-based HLC platform and other new products, while hardware and software spending supported our Internet-based product infrastructure and other operational requirements.
Net cash used in financing activities was approximately $286,000 for 2007, while $466,000 of cash was provided by financing activities during 2006. The primary uses of cash during 2007 included payments under the promissory note issued in connection with the purchase of certain software licenses and capital lease obligations and repurchases of our common stock. The primary sources of cash for both 2007 and 2006 resulted from proceeds associated with the issuance of common stock from both the exercise of employee stock options and the Employee Stock Purchase Plan. Cash received from stock options is dependent on many factors, including our stock price, option exercise prices, and the option holder’s intent to exercise. Due to these factors we are unable to estimate future proceeds from stock options or rely on such proceeds to support our cash requirements.
Although our revenues increased and net income improved over the prior year, we experienced a working capital deficit at December 31, 2007 compared to positive working capital at December 31, 2006. The decrease in working capital resulted primarily from decreases in cash balances during 2007 to fund the acquisition of TJO and other capital expenditures, as well as increases in our current liabilities, including deferred revenue and the current portion of long term debt. As of December 31, 2007, our primary source of liquidity was $3.6 million of cash and cash equivalents, restricted cash, and related interest receivable. The Company also has a $15.0 million revolving credit facility loan agreement, all of which was available at December 31, 2007.
We believe that our existing cash and cash equivalents, restricted cash, related interest receivable, cash generated from operations and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. As part of our growth strategy, we are actively reviewing possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity or debt securities and/or borrowings under our revolving credit facility, or another facility, to finance any future acquisitions. The issuance of our stock as consideration for an acquisition would have a dilutive effect and could adversely affect our stock price. There can be no assurance that additional sources of financing will be available to us on acceptable terms, or at all, to consummate any acquisitions. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.
Commitments and Contingencies
We expect that our capital expenditures, software feature enhancements, and content purchases will approximate $5.0 million in 2008. We expect to fund these capital expenditures with existing cash and investments and from cash generated from operations, and if necessary from our revolving credit facility. From January 1 through February 29, 2008, we had capital expenditures of approximately $266,000, primarily related to hardware, software, content, and software feature enhancements.
Our strategic alliances have typically provided for payments to content partners based on revenues and development partners and other parties based on services rendered. We expect to continue similar arrangements in the future. We have commitments under capital lease obligations for computer hardware and operating lease commitments for our operating facilities in Nashville, TN, Laurel, MD, Franklin, TN, and Denver, CO. We also have scheduled monthly payments due under a promissory note.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements primarily consist of operating leases, purchase commitments, and our revolving credit facility, which is described further in Note 13 to the Company’s consolidated financial statements contained elsewhere in this report.
Recent Accounting Pronouncements
On September 20, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157 (the “FSP 157-2”). FSP 157-2 amended SFAS No. 157, to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company is subject to the remaining provisions of SFAS No. 157 beginning January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial condition, results of operations, or cash flow.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This new standard provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB believes that Statement 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and No. 107. This Statement is effective beginning January 1, 2008 for the Company. Management does not believe the adoption of this new standard will have a significant impact on the Company’s financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” Statement 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. Statement 141(R) changes the accounting for acquisition-related restructuring cost accruals, the recognition of changes in the acquirer’s income tax valuation allowance, and no longer permits the capitalization of certain acquisition costs. In addition the Statement establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This Statement is effective beginning January 1, 2009 for the Company. Management is currently evaluating the impact that adoption of this new standard will have on Company’s financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” Statement 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. Statement 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective beginning January 1, 2009 for the Company. Management is currently evaluating the impact that adoption of this new standard will have on Company’s financial position, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2007, our outstanding indebtedness included a promissory note of approximately $1.7 million and approximately $157,000 of capital lease obligations. We may become subject to interest rate market risk associated with borrowings under our revolving credit facility, which bears interest at a variable rate based on the 30 Day LIBOR Rate plus 150 basis points. We are also exposed to market risk with respect to our cash balances. At December 31, 2007, the Company had cash and cash equivalents, restricted cash, and related interest receivable totaling approximately $3.6 million. Current investment rates of return approximate 4.5 – 5.0%. Assuming a 4.75% rate of return on $3.6 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $17,000.
The Company manages its investment risk by investing in corporate debt securities, foreign corporate debt, secured corporate debt, and municipal debt securities with minimum acceptable credit ratings. For certificates of deposit and corporate obligations, ratings must be A2/A or better; A1/P1 or better for commercial paper; A2/A or better for taxable or tax advantaged auction rate securities and AAA or better for tax free auction rate securities. The Company also requires that all securities must mature within 24 months from the original settlement date, the average portfolio shall not exceed 18 months, and the greater of 10% or $5.0 million shall mature within 90 days. Further, the Company’s investment policy also limits concentration exposure and other potential risk areas. As of December 31, 2006, all of our investments in marketable securities were in auction rate securities. As of December 31, 2007, we maintained no investments in marketable securities.
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
We have audited the accompanying consolidated balance sheets of HealthStream, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes, and in 2006 the Company changed its method of accounting for share-based payments.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 27, 2008

HEALTHSTREAM, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,599,346	$10,725,780
Investments in marketable securities	—	1,700,000
Restricted cash	13,504	264,714
Interest receivable	17,340	68,435
Accounts receivable, net of allowance for doubtful accounts of $72,895 and $112,234 at December 31, 2007 and 2006, respectively	8,668,093	6,518,624
Accounts receivable — unbilled	1,051,198	1,274,511
Deferred tax assets, current	360,312	—
Prepaid development fees, net of amortization	991,732	1,055,135
Other prepaid expenses and other current assets	976,883	603,461

Total current assets	15,678,408	22,210,660
Property and equipment:
Equipment	11,812,721	8,218,525
Leasehold improvements	1,800,633	1,773,701
Furniture and fixtures	1,597,768	1,091,494

	15,211,122	11,083,720
Less accumulated depreciation and amortization	(10,827,932)	(8,899,863)

	4,383,190	2,183,857

Capitalized software feature enhancements, net of accumulated amortization of $1,453,720 and $622,298 at December 31, 2007 and 2006, respectively	4,458,644	2,572,111
Goodwill	21,146,864	10,317,393
Intangible assets, net of accumulated amortization of $8,682,555 and $7,756,161 at December 31, 2007 and 2006, respectively	5,704,587	2,755,981
Deferred tax assets, noncurrent	1,629,550	—
Other assets	360,214	968,484

Total assets	$53,361,457	$41,008,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,741,917	$1,616,105
Accrued liabilities	3,519,055	2,465,123
Accrued compensation and related expenses	727,280	874,064
Registration liabilities	7,243	240,399
Commercial support liabilities	265,050	315,210
Deferred revenue	9,492,970	5,375,625
Current portion of long term debt	706,698	—
Current portion of capital lease obligations	124,099	176,574

Total current liabilities	16,584,312	11,063,100

Long term debt, less current portion	1,031,037	—
Capital lease obligations, less current portion	32,490	106,780
Other long term liabilities	—	204,167
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 22,315,485 and 21,928,687 shares issued and outstanding at December 31, 2007 and 2006, respectively	97,126,520	95,134,550
Accumulated deficit	(61,412,902)	(65,500,111)

Total shareholders’ equity	35,713,618	29,634,439

Total liabilities and shareholders’ equity	$53,361,457	$41,008,486

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2007	2006	2005
Revenues, net	$43,949,264	$31,783,469	$27,359,406
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	16,162,505	10,869,303	9,745,470
Product development	4,307,738	3,502,790	2,928,112
Sales and marketing	9,212,405	7,020,051	5,452,168
Depreciation	1,947,998	1,405,616	1,537,959
Amortization	2,555,182	1,483,552	1,140,481
Other general and administrative expenses	7,848,058	5,593,026	4,958,508

Total operating costs and expenses	42,033,886	29,874,338	25,762,698

Income from operations	1,915,378	1,909,131	1,596,708
Other income (expense):
Interest and other income	286,930	657,431	367,707
Interest and other expense	(60,595)	(38,838)	(29,984)

Total other income (expense)	226,335	618,593	337,720
Income before income taxes	2,141,713	2,527,724	1,934,428
Income tax (benefit) provision	(1,945,496)	28,044	21,500

Net income	$4,087,209	$2,499,680	$1,912,928

Net income per share:
Basic	$0.19	$0.12	$0.09

Diluted	$0.18	$0.11	$0.09

Weighted average shares of common stock outstanding:
Basic	21,998,845	21,576,553	21,051,373

Diluted	22,700,996	22,358,648	21,942,182

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2004	20,667,515	$91,642,383	$(69,912,719)	$21,729,664
Net income	—	—	1,912,928	1,912,928
Exercise of stock options	344,413	654,955	—	654,955
Issuance of common stock to Employee Stock Purchase Plan	83,742	159,445	—	159,445
Issuance of common stock in connection with acquisition	479,234	1,343,149	—	1,343,149

Balance at December 31, 2005	21,574,904	93,799,932	(67,999,791)	25,800,141
Net income	—	—	2,499,680	2,499,680
Stock based compensation	—	682,068	—	682,068
Exercise of stock options	285,681	490,467	—	490,467
Issuance of common stock to Employee Stock Purchase Plan	68,102	162,083	—	162,083

Balance at December 31, 2006	21,928,687	95,134,550	(65,500,111)	29,634,439
Net income	—	—	4,087,209	4,087,209
Stock based compensation	—	742,344	—	742,344
Exercise of stock options	123,697	248,517	—	248,517
Issuance of common stock to Employee Stock Purchase Plan	37,685	121,723	—	121,723
Issuance of common stock in connection with acquisition	252,616	960,170	—	960,170
Repurchase of common stock	(27,200)	(80,784)	—	(80,784)

Balance at December 31, 2007	22,315,485	$97,126,520	$(61,412,902)	$35,713,618

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$4,087,209	$2,499,680	$1,912,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,947,998	1,405,616	1,537,959
Amortization	2,555,182	1,483,552	1,140,481
Income tax (benefit) from recognition of deferred tax assets	(1,989,862)	—	—
Stock based compensation expense	742,344	682,068	—
Impairment of capitalized software feature enhancements	—	—	55,000
Provision for doubtful accounts	30,000	15,000	40,000
Realized loss on disposal of property and equipment	844	2,713	5,698
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts and unbilled receivables	(110,661)	(2,410,722)	(524,468)
Restricted cash	251,210	(26,176)	(54,497)
Interest receivable	51,095	(13,911)	(28,625)
Prepaid development fees	(642,297)	(730,083)	(428,509)
Other prepaid expenses and other current assets	(234,473)	(115,137)	164,614
Other assets	371,562	2,806	91,044
Accounts payable	125,812	682,210	68,155
Accrued liabilities and accrued compensation and related expenses	(20,667)	657,151	475,073
Registration liabilities	(233,156)	9,257	56,445
Commercial support liabilities	(50,160)	(923,914)	860,231
Deferred revenue	223,310	777,701	427,710

Net cash provided by operating activities	7,105,290	3,997,811	5,799,239

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(11,814,274)	(270,004)	(9,524,076)
Proceeds from maturities and sale of investments in marketable securities	2,500,000	18,785,000	20,500,000
Purchases of investments in marketable securities	(800,000)	(14,303,816)	(12,650,000)
Payments associated with capitalized software feature enhancements	(2,566,438)	(2,274,684)	(626,122)
Purchases of property and equipment	(1,264,565)	(1,400,637)	(752,222)

Net cash (used in) provided by investing activities	(13,945,277)	535,859	(3,052,420)

FINANCING ACTIVITIES:
Issuance of common stock to Employee Stock Purchase Plan	121,723	162,083	159,445
Proceeds from exercise of stock options	248,517	490,467	654,955
Repurchase of common stock	(80,784)	—	—
Payments on capital lease obligations	(171,675)	(186,591)	(92,440)
Payments on promissory note	(404,228)	—	—
Borrowings under revolving credit facility	(1,500,000)	—	—
Payments under revolving credit facility	1,500,000	—	—

Net cash (used in) provided by financing activities	(286,447)	465,959	721,960

Net (decrease) increase in cash and cash equivalents	(7,126,434)	4,999,629	3,468,779
Cash and cash equivalents at beginning of period	10,725,780	5,726,151	2,257,372

Cash and cash equivalents at end of period	$3,599,346	$10,725,780	$5,726,151

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$59,398	$36,404	$23,524

Income taxes paid	$43,000	$21,000	$15,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred	$—	$88,067	$420,777

Acquisition of content rights in exchange for future services	$191,667	$904,167	$—

Issuance of common stock in connection with acquisitions	$960,170	$—	$1,343,149

Purchase of property and equipment through issuance of long term debt	$2,141,963	$—	$—

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity and Segments
HealthStream, Inc. (the “Company”) was incorporated in 1990 as a Tennessee corporation and is headquartered in Nashville, Tennessee. We operate our business in two segments: 1) HealthStream Learning and 2) HealthStream Research. Our HealthStream Learning products consist of Internet-based services and solutions to meet the ongoing training, information, and education needs of the healthcare community. These solutions provide, deliver and track computer based education for our customers in the United States through our application service provider (ASP) products. We also develop, manage, and distribute online, live, and print education and training activities for provider-based healthcare professionals and physicians as well as online education and training activities for medical industry sales representatives. HealthStream Research products offer healthcare organizations a wide range of quality and satisfaction surveys, analyses of survey results, and other research-based services.
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
Revenues recognized from our survey and research services are determined using both the proportional performance method and the completed contract method. Revenues are generally earned over the estimated survey cycle, which typically ranges from less than one month to up to five months. The survey cycle is generally initiated based on the receipt of the first survey response and runs through provision of related survey reports to the customer. If survey results are not available to the customer during the survey fielding cycle, revenues are recognized at time of report delivery. All other revenues are recognized as the related services are performed or products are delivered. Fees for these services are billed upon initiation of the survey cycle, with progress billings made throughout the survey cycle.
Revenues derived from live event development services are recognized using the proportional performance method based on the completion of performance milestones. Revenues from professional services, content maintenance, and custom development services are recognized using a percentage of completion method based on labor hours, which correspond to the completion of performance milestones and deliverables. All other revenues are recognized as the related services are performed or products are delivered. Fees for these services are generally billed at project initiation and upon completion of various milestones.

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
Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense were as follows:

	Allowance Balance at	Charged to Costs and		Allowance Balance at
	Beginning of Period	Expenses	Write-offs	End of Period
Year ended December 31,
2007	$112,234	$30,000	$69,339	$72,895
2006	$115,090	$15,000	$17,856	$112,234
2005	$234,167	$40,000	$159,077	$115,090

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Investments in marketable securities
Investments in marketable securities are classified as available-for-sale and are stated at fair market value, with any unrealized gains and losses, net of tax, reported in other comprehensive income on the accompanying consolidated balance sheets. Realized gains and losses and declines in market value judged to be other-than-temporary on investments in marketable securities are included in interest and other income on the accompanying consolidated statements of income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income on the accompanying consolidated statements of income.
The Company has historically invested in auction rate securities, corporate debt securities, foreign corporate debt and secured corporate debt securities with minimum acceptable credit ratings. The Company has classified investments in auction rate securities as short-term investments although their scheduled maturities may have been greater than 12 months. This determination was based on management’s intent of holding such securities for less than 12 months from the balance sheet date. The Company held no investments in marketable securities as of December 31, 2007.
Capitalized Software Feature Enhancements
We account for capitalized software feature enhancements in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software feature enhancements are stated on the basis of cost, and are presented net of accumulated amortization. We capitalize costs incurred during the development phase for such projects when such costs are material. These assets are amortized using the straight-line method, generally over one to four years. The Company capitalized approximately $2.6 million and $2.3 million during 2007 and 2006, respectively. Maintenance and operating costs are expensed as incurred. As of December 31, 2007 and 2006, we had no capitalized internal development costs for computer software developed for resale.
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
Intangible assets acquired through acquisitions are comprised of content, contract rights, customer relationships, non-competition agreements and favorable lease rights. As of December 31, 2007 intangible assets with remaining unamortized balances include contract rights, customer relationships and non-competition agreements recorded in connection with the acquisitions of The Jackson Organization, Research Consultants, Inc. (TJO) and Data Management and Research, Inc. (DMR). Intangible assets are considered to have definite useful lives and are being amortized on a straight line basis over the expected periods to be benefited, generally three to five years for content, two to eight years for contract rights, customer lists and customer relationships, six months to four years for non-competition agreements, and over the lease term for favorable lease rights. Our weighted average amortization period for definite lived intangible assets as of December 31, 2007 is 7.7 years. Intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Long-Lived Assets
We account for assets of a long term nature (“long-lived assets”) in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. We measure any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates the carrying value of long-lived assets, including property and equipment, other assets and intangible assets. We recorded a $55,000 impairment charge within our Learning segment associated with capitalized software feature enhancements for the year ended December 31, 2005. There were no impairments identified or recorded for the years ended December 31, 2007 or 2006.
Other Assets
Other assets are comprised of the long term portion of content development fees and other assets of a long term nature.
Income Taxes
Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Under SFAS No. 109, all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law.  SFAS No. 109 identifies four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management reviews the realizability of deferred tax assets each period and has established a valuation allowance for the portion of its net deferred tax assets that are not more likely than not expected to be realized.
Beginning January 1, 2007, the Company accounts for income tax uncertainties under the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements, and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. The Company expenses any penalties or interest associated with tax obligations as general and administrative expenses and interest expense, respectively. The Company did not record a transition adjustment upon adoption of FIN 48.
Commercial Support Liabilities
Commercial support liabilities represent grant funds received from entities supporting educational activities, such as live events, in which we are the accredited provider. The funds are unrestricted, and are primarily used to pay for expenses associated with conducting the event.
Accrual for Service Interruptions
We maintain an accrual for service interruptions that may occur from our Internet-based learning products. The accrual is estimated using management’s judgment and analysis of potential risk of loss associated with downtime of our hosted applications. At December 31, 2007, and 2006, the accrual for service interruptions balance was approximately $394,000 and $314,000, respectively, and is included on the accompanying consolidated balance sheets under the caption “accrued liabilities.”
Advertising
We expense the costs of advertising as incurred in accordance with SOP 93-7, “Reporting on Advertising Costs.” Advertising expense for the years ended December 31, 2007, 2006, and 2005 was approximately $226,000, $329,000, and $123,000, respectively.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Shipping and Handling Costs
Shipping and handling costs that are associated with our products and services are included in cost of revenues.
Product Development Costs
Product development costs include internal and external costs to develop and convert content for our Internet-based learning and installed learning management products. We account for these assets in accordance with EITF Issue No. 00-2 “Accounting for Web Site Development Costs.” We capitalize the cost of content developed by third parties where the life expectancy is greater than one year and the anticipated cash flows from such content is expected to exceed its cost. The Company capitalized approximately $317,000 and $399,000 of content development costs during 2007 and 2006, respectively. Capitalized content development costs are included in the accompanying consolidated balance sheets under the captions “prepaid development fees” and “other assets.” We amortize content development over its expected life, which is generally one to three years. Content development costs that have been capitalized are subject to a periodic impairment review in accordance with our policy. We did not capitalize any internal web site development costs during 2007 or 2006, since the costs were related to planning or operation of such products and sites.
Net Income Per Share
We compute net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of Statement 128, basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. Common equivalent shares that have an anti-dilutive effect on diluted net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2007, 2006, and 2005.
Concentrations of Credit Risk and Significant Customers
We place our temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits.
We sell our products and services to various companies in the healthcare industry that are located in the United States. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from customers. We did not have any single customer representing over 10% of net revenues during 2007. We had one significant customer, HCA, who comprised approximately 11%, or $3.5 million, of net revenues during 2006 and approximately 14% or $3.9 million, of net revenues during 2005. The total amounts receivable from HCA at December 31, 2006 was approximately $470,000.
Stock Based Compensation
As of December 31, 2007, the Company has two stock based compensation plans, which are described in Note 11. Prior to January 1, 2006, we accounted for stock option grants in accordance with Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” and related interpretations. During the year ended December 31, 2005, we did not recognize stock based compensation expense within our consolidated statements of income because the exercise price of our employee stock options was not less than the market price of the underlying stock on the date of grant.
The Company adopted SFAS No. 123(R), “Share-Based Payment” on January 1, 2006 and implemented it using the modified-prospective method for transition purposes. Therefore, prior period financial results have not been restated. The modified-prospective method requires compensation expense to be recorded for all unvested share-based payments outstanding prior to adoption and for all share-based payments issued subsequent to adoption using a fair value approach. We use the Black Scholes option pricing model for calculating the fair value of awards issued under our stock based compensation plans.
The impact on our results from operations from adopting SFAS No. 123(R) resulted in additional compensation expense of approximately $742,000, or $0.03 per diluted share for 2007, and approximately $682,000, or $0.03 per diluted share for 2006.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Prior to adopting SFAS No. 123(R), we accounted for our stock based compensation plans under the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations. The following pro forma table reflects our net income and net income per share had the fair value provisions of SFAS No. 123 “Accounting for Stock Based Compensation” been followed during the year ended December 31, 2005:

Year Ended
December 31,
2005
Net income as reported	$1,912,928
Add: Stock based employee compensation expense included in reported net income, net of related taxes	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(586,804)

Pro forma net income	$1,326,124

Basic net income per share – as reported	$0.09

Basic net income per share – pro forma	$0.06

Diluted net income per share – as reported	$0.09

Diluted net income per share – pro forma	$0.06

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
Promissory Note: The carrying amount approximates fair value based on current market rates for similar arrangements available to the Company.
Newly Issued Accounting Standards
On September 20, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157 (the “FSP 157-2”). FSP 157-2 amended SFAS No. 157, to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company is subject to the remaining provisions of SFAS No. 157 beginning January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial condition, results of operations, or cash flow.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This new standard provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB believes that Statement 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and No. 107. This Statement is effective beginning January 1, 2008 for the Company. Management does not believe the adoption of this new standard will have a significant impact on the Company’s financial position and results of operations.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” Statement 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. Statement 141(R) changes the accounting for acquisition-related restructuring cost accruals, the recognition of changes in the acquirer’s income tax valuation allowance, and no longer permits the capitalization of certain acquisition costs. In addition the Statement establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This Statement is effective beginning January 1, 2009 for the Company. Management is currently evaluating the impact that adoption of this new standard will have on Company’s financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” Statement 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. Statement 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective beginning January 1, 2009 for the Company. Management is currently evaluating the impact that adoption of this new standard will have on Company’s financial position, results of operations or cash flows.
2. BUSINESS COMBINATION
On March 12, 2007, the Company acquired all of the stock of The Jackson Organization, Research Consultants, Inc. (TJO). TJO provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. The acquisition of TJO complements our existing research business and expands our service offerings to the healthcare industry. Consideration paid to the seller of TJO included approximately $11.5 million in cash and 252,616 shares of our common stock. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $680,000 through December 31, 2007, which are included in the table below in “purchase price in excess of net tangible assets acquired” and “cash paid.” Total cash paid of $12.2 million includes cash paid for TJO and direct expenses associated with the acquisition. All of the common stock shares issued in the acquisition are being held in an escrow account for eighteen months from the acquisition date, subject to any claims for indemnification pursuant to the stock purchase agreement. Of the cash consideration portion, approximately $1.6 million is being held in escrow pending satisfaction of certain items pursuant to the stock purchase agreement. During the fourth quarter of 2007, management completed its valuation analysis associated with acquired intangible assets, which resulted in a revision to the allocation of purchase price associated with intangible assets. The Company reduced the valuation to customer-related intangibles by $1.9 million and non-competition agreements by $200,000. The allocation of purchase price is as follows:

Estimated fair value of tangible assets acquired	$2,856,480
Estimated fair value of liabilities assumed	(4,419,409)
Purchase price in excess of net tangible assets acquired	14,704,471
Less fair value of stock issued	(960,170)

Cash paid	12,181,372
Less cash acquired	(97,094)

Net cash paid for acquisition, including expenses	$12,084,278

The purchase price in excess of the net tangible assets acquired was allocated as follows:

Goodwill	$10,829,471
Customer related intangibles (estimated life of eight years)	3,575,000
Non-compete agreement (estimated life of four years)	300,000
The results of operations for TJO have been included in the Company’s statement of income beginning March 13, 2007.

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

	Year Ended December 31,
	2007	2006
Revenues, net	$46,499,403	$42,619,996

Net income	$4,366,948	$1,992,765

Net income per share:
Basic	$0.20	$0.09

Diluted	$0.19	$0.09

3. SHAREHOLDERS’ EQUITY
Common Stock
We are authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of December 31, 2007 and 2006 was 22,315,485 and 21,928,687, respectively. During September 2007, our Board of Directors authorized the Company to purchase up to $3.0 million of its common stock. Share repurchases under this program may be made through open market or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. The transactions may be made at times and in such amounts as management deems appropriate and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on several factors, including the market price of the Company’s common stock, general business and market conditions, and other investment opportunities. The share repurchase program expires one year from its initiation and may be limited or terminated at any time without prior notice. As of December 31, 2007, the Company had repurchased 27,200 shares for approximately $79,967, excluding broker commissions.
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
Warrants
In connection with a distribution agreement we entered into during 1999, we provided a business partner with a warrant to purchase 245,032 shares of our common stock at $4.06 per share. The warrant expires in June 2009, and no portion of the stock warrant has been exercised as of December 31, 2007.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income	$4,087,209	$2,499,680	$1,912,928

Denominator:
Weighted-average shares outstanding:
Basic	21,998,845	21,576,553	21,051,373
Employee stock options and escrowed shares	702,151	782,095	890,809

Diluted	22,700,996	22,358,648	21,942,182

Net income per share:
Basic	$0.19	$0.12	$0.09

Diluted	$0.18	$0.11	$0.09

For the years ended December 31, 2007, 2006, and 2005, the calculation of weighted average and equivalent shares excluded options and warrants that were anti-dilutive. The equivalent common shares related to such options and warrants were 1,915,641 in 2007, 1,964,460 in 2006, and 1,447,561 in 2005.
5. INVESTMENTS IN MARKETABLE SECURITIES
The Company maintained no investments in marketable securities as of December 31, 2007.
At December 31, 2006, investments in marketable securities, which were all classified as available-for-sale and considered to be short-term based on management’s intent of holding such securities for less than 12 months, included the following:

	Amortized	Unrealized		Fair
	Cost	Losses	Unrealized Gains	Value
Auction Rate Securities	$1,700,000	$—	$—	$1,700,000

6. GOODWILL
We account for goodwill under the provisions of Statement 142, which specifies the approach and timing for evaluating impairment of intangible assets, and also requires that goodwill be tested for impairment at least annually using a fair value method. We test goodwill for impairment using a discounted cash flow model. The technique used to determine the fair value of our reporting units is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges, which could adversely impact our operating results for the period in which such a determination is made. We perform our annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists. During our annual impairment evaluation in the fourth quarter of 2007 and 2006, the results of our goodwill impairment analysis indicated the fair value of our reporting units exceeded their carrying values. Therefore no impairment existed at December 31, 2007 and 2006.
On March 12, 2007 we acquired TJO. We recorded goodwill of $10,829,471 in connection with this acquisition. The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	Learning	Research	Total
Balance at January 1, 2007	$3,306,688	$7,010,705	$10,317,393
Changes in carrying value of goodwill	—	10,829,471	10,829,471

Balance at December 31, 2007	$3,306,688	$17,840,176	$21,146,864

	Learning	Research	Total
Balance at January 1, 2006	$3,306,688	$7,010,705	$10,317,393
Changes in carrying value of goodwill	—	—	—

Balance at December 31, 2006	$3,306,688	$7,010,705	$10,317,393

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INTANGIBLE ASSETS
All intangible assets have been evaluated in accordance with Statement 142 and are considered to have finite useful lives. Customer related intangible assets include contract rights, customer lists, and customer relationships associated with our acquisitions of DMR and TJO. Other intangible assets include non-competition agreements associated with the same acquired entities. The intangibles are being amortized over their estimated useful lives, ranging from one to eight years. Amortization of intangible assets was approximately $926,000, $508,000, and $552,000, for the years ended December 31, 2007, 2006 and 2005, respectively.
Identifiable intangible assets are comprised of the following:

	As of December 31, 2007			As of December 31, 2006
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Customer related	$9,915,000	$(4,470,224)	$5,444,776	$6,340,000	$(3,687,243)	$2,652,757
Content	3,500,000	(3,500,000)	—	3,500,000	(3,500,000)	—
Other	972,142	(712,331)	259,811	672,142	(568,918)	103,224

Total	$14,387,142	$(8,682,555)	$5,704,587	$10,512,142	$(7,756,161)	$2,755,981

Estimated amortization expense for the years ending December 31, is as follows:

2008	$966,766
2009	946,875
2010	946,875
2011	886,794
2012	871,875
Thereafter	1,085,402

Total	$5,704,587

8. CONTENT RIGHTS AND DEFERRED SERVICE CREDITS
During 2007 and 2006, we completed updates and maintenance required to publish certain courseware owned by one of our customers and were provided the right to distribute and resell such courseware to our Internet-based customers. In exchange for receipt of an exclusive license to distribute and resell this courseware, we provided the customer with service credits that can be used to make future purchases of our products and services. We accounted for this transaction in accordance with Accounting Principles Board Opinion No. 29 “Accounting for Nonmonetary Transactions” as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets.” The initial value assigned to the content rights and the deferred service credits was $191,667 in 2007 and $904,167 in 2006, which represents the estimated fair value of the assets relinquished. The content rights are classified within prepaid development fees and other assets, and the service credits are classified within accrued liabilities and other long term liabilities on our consolidated balance sheet as of December 31, 2007 and 2006.
The service credits will be issued annually through May 2008, and expire twenty-four months after issuance. Any unused credits will be forfeited. As of December 31, 2007, we were obligated to provide remaining credits of $795,209 which expire on various dates through May 2010. Additional service credits may be provided in the future if the customer provides additional courseware rights to us. The content rights are being amortized on a straight-line basis through December 31, 2008. Revenues for services provided in exchange for service credits will be recognized in accordance with our revenue recognition policies.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. BUSINESS SEGMENTS
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
Effective with the acquisition of TJO in March 2007, we launched HealthStream ResearchTM. HealthStream Research reflects the combination of DMR and TJO, which collectively provide a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and members of the community. In addition, at that time, we changed our organizational structure, appointing a President of HealthStream Research who reports to our Chief Executive Officer (CEO). Our CEO is also our chief operating decision maker. During the first quarter of 2007, we began reporting and measuring performance based on the delivery of learning services and research services. Accordingly, we began disclosing segment performance under the Learning and Research segments.
Our historical segments consisted of services provided to healthcare organizations and professionals (HCO) and services provided to pharmaceutical and medical device companies (PMD). We no longer manage our business based on the markets of our customer base. We have, therefore, reclassified prior period segment disclosures to conform to the current year presentation.
The following is our business segment information as of and for the years ended December 31, 2007, 2006 and 2005. We measure segment performance based on operating income (loss) before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and depreciation. The unallocated component below includes corporate functions, such as accounting, human resources, legal, marketing, administrative, and executive personnel, as well as depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance.

	Year ended December 31, 2007
	Learning	Research	Unallocated	Consolidated
Revenues, net	$27,461,507	$16,487,757	$—	$43,949,264
Cost of revenues (excluding depreciation and amortization)	9,272,559	6,889,946	—	16,162,505
Product development	3,668,651	515,605	123,482	4,307,738
Sales and marketing	6,362,109	2,735,565	114,731	9,212,405
Depreciation and amortization	1,627,564	926,393	1,949,223	4,503,180
Other general and administrative	392,616	2,364,937	5,090,505	7,848,058

Segment income (loss) from operations	$6,138,008	$3,055,311	$(7,277,941)	$1,915,378

*Segment assets	$17,270,540	$26,284,097	$9,806,820	$53,361,457

Purchases of property and equipment	$807,450	$46,702	$410,413	$1,264,565

Payments associated with capitalized software feature enhancements	$2,460,254	$106,184	$—	$2,566,438

	Year ended December 31, 2006
	Learning	Research	Unallocated	Consolidated
Revenues, net	$25,069,651	$6,713,818	$—	$31,783,469
Cost of revenues (excluding depreciation and amortization)	8,979,456	1,889,847	—	10,869,303
Product development	2,988,862	369,682	144,246	3,502,790
Sales and marketing	5,948,316	883,973	187,762	7,020,051
Depreciation and amortization	973,859	508,332	1,406,977	2,889,168
Other general and administrative	524,632	633,190	4,435,204	5,593,026

Segment income (loss) from operations	$5,654,526	$2,428,794	$(6,174,189)	$1,909,131

*Segment assets	$15,167,472	$10,620,782	$15,220,232	$41,008,486

Purchases of property and equipment	$865,416	$24,341	$510,880	$1,400,637

Payments associated with capitalized software feature enhancements	$2,274,684	$—	$—	$2,274,684

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. BUSINESS SEGMENTS (continued)

		Year ended December 31, 2005
	Learning	Research	Unallocated	Consolidated
Revenues, net	$22,878,412	$4,480,994	$—	$27,359,406
Cost of revenues (excluding depreciation and amortization)	8,252,664	1,492,806	—	9,745,470
Product development	2,397,961	275,275	254,876	2,928,112
Sales and marketing	4,754,973	482,537	214,658	5,452,168
Depreciation and amortization	745,179	385,428	1,547,833	2,678,440
Other general and administrative	348,376	438,016	4,172,116	4,958,508

Segment income (loss) from operations	$6,379,259	$1,406,932	$(6,189,483)	$1,596,708

*Segment assets	$9,996,030	$10,873,432	$14,346,678	$35,216,140

Purchases of property and equipment	$447,749	$14,208	$290,265	$752,222

Payments associated with capitalized software feature enhancements	$626,122	$—	$—	$626,122

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software feature enhancements, certain property and equipment, and intangible assets. Investments in marketable securities and cash and cash equivalents are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.
10. INCOME TAXES
The (benefit) provision for income taxes is comprised of:

	Year Ended December 31,
	2007	2006	2005
Current federal	$44,366	$28,044	$21,500
Current state	—	—	—
Deferred federal	(1,780,403)	—	—
Deferred state	(209,459)	—	—

(Benefit) provision for income taxes	$(1,945,496)	$28,044	$21,500

Income tax (benefit) provision differs from the amounts computed by applying the federal statutory rate of 34% to the income before income taxes as follows:

	Year Ended December 31,
	2007	2006	2005
Federal tax provision at the statutory rate	$728,176	$859,427	$657,705
State income tax provision, net of federal benefit	113,081	102,681	80,275
Difference related to warrants	943,018	—	—
Other	197,989	254,624	(32,265)
Decrease in valuation allowance	(3,927,760)	(1,188,688)	(684,215)

(Benefit) provision for income taxes	$(1,945,496)	$28,044	$21,500

During the fourth quarter of 2007 management concluded that a portion of its deferred tax assets would be realized, and recognized $1,989,862 of deferred tax assets at December 31, 2007 by reversing a portion of the valuation allowance. The recognition of this asset was recorded as an income tax benefit in our statement of income for the year ended December 31, 2007, and is shown net of current tax expense. The balance sheet at December 31, 2007 includes current deferred tax assets of $360,312 and non current deferred tax assets of $1,629,550. As a result of prior tax deductions related to stock based compensation, up to $116,285 of future reductions of the valuation allowance would be recognized as an increase to common stock. At December 31, 2007, a valuation allowance exists for the remaining portion of deferred tax assets, due to the uncertainty of realizing these assets in the future. At December 31, 2006 the Company had established a full valuation allowance against its deferred tax assets.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. INCOME TAXES (continued)
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	December 31,
	2007	2006
Current deferred tax assets:
Allowance for doubtful accounts	$23,569	$42,649
Accrued liabilities	476,325	318,201
Deferred revenue	606,410	—
Net operating loss carryforwards	755,662	—
Other	—	13,541

	1,861,966	374,391
Less: Valuation allowance	(1,501,654)	(374,391)

Net Current deferred tax assets	$360,312	$—

Noncurrent deferred tax assets:
Depreciation	$278,212	$467,503
Deductible goodwill	440,480	772,817
Difference related to warrants	284,370	1,227,388
Research and development credits	285,787	285,787
Stock based compensation	116,285	57,006
Alternative minimum tax credits	93,910	49,544
Net operating loss carryforwards	13,710,318	15,041,694

	15,209,362	17,901,739

Less: Valuation allowance	(12,266,176)	(17,901,739)

Net Noncurrent deferred tax assets	$2,943,186	$—

Noncurrent deferred tax liabilities:
Nondeductible intangible assets	$1,313,636	$—

Total Noncurrent deferred tax liabilities	$1,313,636	$—

Net Noncurrent deferred tax asset	$1,629,550	$—

As of December 31, 2007, we had federal and state net operating loss carryforwards of $38,956,024 and $30,523,309, respectively. These loss carryforwards will expire in years 2012 through 2024. As of December 31, 2007, $2,652,519 of our net operating loss carryforwards is attributable to the exercise of stock options, and if realized, the tax benefit will be recorded as an increase to additional paid-in capital. Our net operating loss carryforwards are subject to annual limitations under Internal Revenue Code Section 382. The annual limitations could result in the expiration of a portion of our net operating loss and tax credit carryforwards before they are fully utilized. During the year, the valuation allowance decreased by $4,508,300, which was comprised of a $3,927,760 decrease related to current taxes, a decrease of $596,335 related to acquired deferred tax liabilities associated with the TJO acquisition, and an increase of $15,795 related to the exercise of stock options.
We have research and development tax credit carryforwards of $285,787 that expire in varying amounts through 2024. We have alternative minimum tax credit carryforwards of $93,910 that are available to offset future regular tax liabilities and they do not expire. Federal income tax payments of $43,000, $21,000, and $15,000 were made during the years ended December 31, 2007, 2006, and 2005, respectively. There were no state income tax payments made during the years ended December 31, 2007, 2006, and 2005.
As of December 31, 2007 and 2006, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years through 2007, subject to the statute of limitations. The Company has no income tax examinations in process.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK BASED COMPENSATION
Total stock based compensation expense recorded, as a result of adopting Statement 123(R), for the years ended December 31, 2007 and 2006, which is recorded in our statements of income, is as follows:

	Years Ended December 31,
	2007	2006
Cost of revenues (excluding depreciation and amortization)	$48,501	$53,790
Product development	150,193	142,058
Sales and marketing	171,400	127,953
Other general and administrative	372,250	358,267

Total stock based compensation expense	$742,344	$682,068

Stock Option Plans
Our 2000 Stock Incentive Plan (2000 Plan) and 1994 Employee Stock Option Plan (1994 Plan) (the 2000 Plan and the 1994 Plan are collectively referred to as “the Plan”) authorize the grant of options or other forms of stock based compensation to employees, officers, directors and others, and such grants must be approved by the Compensation Committee of the Board of Directors. The terms of both plans are substantially similar. Options granted under the Plan have terms of no more than ten years, with certain restrictions. The Plan allows the Compensation Committee of the Board of Directors to determine the vesting period of each grant. The vesting period of the options granted ranges from immediate vesting (generally associated with professional consulting boards and directors’ options) to annual vesting over four years, beginning one year after the grant date (generally for employee and officer options). As of December 31, 2007, 1,905,437 shares of unissued common stock remained reserved for future grants under the Plan. The Company issues new shares of common stock when options are exercised.
The weighted average fair value of options granted was estimated using the Black-Scholes method. The ranges of assumptions used for these estimates include:

	2007	2006	2005
Risk-free interest rate	4.45 – 4.80%	4.55 – 5.07%	3.77 – 4.45%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	5 to 8	5 to 8	5 to 8
Expected forfeiture rate	0-30%	0-20%	0-20%
Volatility	75%	75%	75%
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

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. STOCK BASED COMPENSATION (continued)
A progression of activity and various other information relative to stock options for the year ended December 31, 2007 is presented in the table below.

		Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding – beginning of period	2,806,679	$3.52
Granted	490,000	3.77
Exercised	(123,697)	2.01
Expired	(473,175)	5.13
Forfeited	(161,000)	3.31

Outstanding – end of period	2,538,807	$3.36	$2,046,626

Exercisable at end of period	1,655,557	$3.38	$1,773,836

The aggregate intrinsic value in the table above represents the total difference between the Company’s closing stock price on December 31, 2007 (the last trading day of the year) of $3.50 and the option exercise price, multiplied by the number of in-the-money options as of December 31, 2007. As of December 31, 2007, total unrecognized compensation expense related to non-vested stock options was $1,247,528, net of estimated forfeitures, with a weighted average expense recognition period of 2.6 years.
Other information relative to option activity during the years ended December 31, 2007, 2006, and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005
Weighted average grant date fair value of stock options granted	$2.46	$2.01	$1.97

Total fair value of stock options vested	$682,084	$582,189	$348,032

Total intrinsic value of stock options exercised	$144,826	$663,202	$414,948

Cash proceeds from exercise of stock options	$248,517	$490,467	$654,955

Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (Purchase Plan) incorporates the provisions of Section 423 of the Internal Revenue Code. Under the Purchase Plan, 1,000,000 shares of common stock have been reserved for purchase by employees. The Purchase Plan provides for annual offer periods of twelve months to eligible employees. Under the Purchase Plan, eligible employees can purchase through payroll deductions, the lesser of up to 15% of their eligible base compensation or 2,500 shares of common stock, at a price equivalent to 85% of the lesser of the beginning or end of Purchase Plan year price. During 2007, 37,685 shares were purchased under the plan at $3.23 per share, and during 2006, 68,102 shares were purchased under the plan at $2.38 per share. There were 586,089 shares available for issuance under the Purchase Plan as of December 31, 2007. In accordance with the provisions of SFAS No. 123(R), the Company recognized $33,409 and $58,639 of stock based compensation expense for the Purchase Plan during the years ended December 31, 2007 and 2006, respectively. No compensation expense was recognized under this plan prior to the adoption of SFAS No. 123(R).
12. EMPLOYEE BENEFIT PLAN
401(k) Plan
We have a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Our employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, not to exceed 20% of compensation, subject to IRS limitations. The Company has not provided matching contributions through December 31, 2007.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. DEBT
At December 31, 2007 and 2006, the Company had the following debt outstanding:

	December 31,
	2007	2006
Promissory Note	$1,737,735	$—
Less current portion	(706,698)	—

Long-term debt (net of current portion)	$1,031,037	$—

Note Payable
During 2007, the Company financed the purchase of approximately $2.1 million in multi-year software licenses. As a result of this transaction, the Company entered into a promissory note loan agreement which is scheduled to be repaid in 36 payments due on a monthly basis beginning July 1, 2007. The promissory note bears interest at an annual rate of 2.32%, and is unsecured. The Company may not prepay the loan without consent from the lender, and if a prepayment request is granted by the lender, a prepayment fee may be assessed. As of December 31, 2007, the amount outstanding under this loan agreement was $1,737,735.
Scheduled principal payments for debt outstanding, as of December 31, 2007 for the next five years and thereafter are as follows:

2008	$706,698
2009	724,095
2010	306,942
2011	—
2012	—
Thereafter	—

Total	$1,737,735

Revolving Credit Facility
The Company maintains a Loan Agreement (the “Revolving Credit Facility”) with SunTrust Bank (“SunTrust”) in the aggregate principal amount of $15.0 million, which matures on July 21, 2009. The obligations under the revolving credit facility are guaranteed by each of the Company’s subsidiaries. The Company’s borrowings under the revolving credit facility bear interest at a LIBOR rate generally defined as the sum of (i) a variable rate of interest equal to the 30-Day LIBOR Rate and (ii) 150 basis points per annum. Principal is payable in full on the maturity date. The Company is required to pay a commitment fee of 10 basis points per annum of the average daily unused portion of the revolving credit facility.
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
In addition, the revolving credit facility requires the Company to meet certain financial tests, including, without limitation:
•	a maximum total leverage ratio (consolidated debt/consolidated EBITDA) of 2.0 to 1.0; and

•	funded debt to total capitalization may not exceed 40%
As of December 31, 2007, the Company believes it was in compliance with all covenants. There were no balances outstanding on the revolving credit facility as of December 31, 2007.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. LEASES
As of December 31, 2007, we lease office facilities in Nashville, TN, Laurel, MD, Franklin, TN, and Denver, CO, under agreements that expire before or during March 2012. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. We account for these leases by recognizing rent expense on the straight-line basis and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The Company also leases certain office equipment under both operating and capital leases. Total rent expense under all operating leases was approximately $1,410,000, $897,000, $895,000, for the years ended December 31, 2007, 2006, and 2005, respectively. We also lease certain computer and office equipment from third parties which are accounted for as capital leases.
Future rental payment commitments at December 31, 2007 under capital and non-cancelable operating leases, with initial terms of one year or more, are as follows:

	Capital Leases	Operating Leases
2008	$131,650	$990,095
2009	21,390	736,781
2010	9,072	494,250
2011	4,494	397,218
2012	—	79,402

Total minimum lease payments	166,606	$2,697,746

Less amounts representing interest	(10,017)

Present value of minimum lease payments (including $124,099 classified as current)	$156,589

The carrying value of assets under capital leases, which are included with owned assets in the accompanying consolidated balance sheets was $128,773 and $279,494 at December 31, 2007 and 2006, respectively. Amortization of the assets under the capital leases is included in depreciation expense on the accompanying consolidated statements of income.
15. LITIGATION
In the ordinary course of business, the Company is from time to time involved in various pending legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and / or results of operations of the Company. However, in the opinion of the Company’s management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.
16. SUBSEQUENT EVENT
In February 2008, the Company initiated an exit plan and communicated to its employees it would be closing its Denver, CO satellite office. The purpose of this office closure is to reduce overhead costs. This office contains fewer than 15 employees, who were all offered the opportunity to remain an employee of the Company after the office is closed. In addition, the Company provided notice to terminate its lease in accordance with the office lease agreement. There will be no penalty to terminate the lease. The Company expects it will take up to three months to complete the office closure, and does not anticipate any additional costs afterwards.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2007. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for assessing the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information as to directors of the Company and corporate governance is incorporated by reference from the information contained in our proxy statement for the 2008 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”
Item 11. Executive Compensation
Incorporated by reference from the information contained in our proxy statement for the 2008 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information contained in our proxy statement for the 2008 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the information contained in our proxy statement for the 2008 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
Item 14. Principal Accounting Fees and Services
Incorporated by reference from the information contained in our proxy statement for the 2008 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.
(a)(3) Exhibits

Number	Description
2.1 (1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.2 (2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.

*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Reference is made to Exhibits 3.1 and 3.2

*4.3	Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical Systems.

*4.4	Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation

*10.1^	1994 Employee Stock Option Plan, effective as of April 15, 1994

*10.2^	2000 Stock Incentive Plan, effective as of April 10, 2000

*10.3^	Form of Indemnification Agreement

*10.4^ (3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

*10.5	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

*+10.6	Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems

*+10.7	Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Services, Inc., as amended

*^10.8	Form of Employee Stock Purchase Plan

^10.9 (4)	Form of Director Stock Option Agreement

^10.10 (4)	Form of Employee and Executive Officer Stock Option Agreement

10.11 (5)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank

10.12 (6)	Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank

10.13 (7)	Amendment to Loan Agreement dated July 23, 2007 between HealthStream, Inc. and SunTrust Bank

^10.14	Summary of Director and Executive Officer Compensation

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment was received, with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.

(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.

(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.

(4)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, dated March 30, 2007.

(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.

(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.

(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 24, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2008.

HEALTHSTREAM, INC.

By:	/s/ Robert A. Frist, Jr.

Robert A. Frist, Jr.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date
/s/ Robert A. Frist, Jr. Robert A. Frist, Jr.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 28, 2008
/s/ Arthur E. Newman Arthur E. Newman	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	March 28, 2008
/s/ James Daniell James Daniell	Director	March 28, 2008
/s/ Thompson Dent Thompson Dent	Director	March 28, 2008
/s/ Frank Gordon Frank Gordon	Director	March 28, 2008
/s/ Gerard Hayden Gerard Hayden	Director	March 28, 2008
/s/ Jeffrey L. McLaren Jeffrey L. McLaren	Director	March 28, 2008
/s/ Dale Polley Dale Polley	Director	March 28, 2008
/s/ Linda Rebrovick Linda Rebrovick	Director	March 28, 2008
/s/ Michael Shmerling Michael Shmerling	Director	March 28, 2008
/s/ William Stead William Stead	Director	March 28, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1 (1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.2 (2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.

*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Reference is made to Exhibit 3.1 and 3.2

*4.3	Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical Systems.

*4.4	Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation

*10.1^	1994 Employee Stock Option Plan, effective as of April 15, 1994

*10.2^	2000 Stock Incentive Plan, effective as of April 10, 2000

*10.3^	Form of Indemnification Agreement

*10.4^ (3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

*10.5	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

*+10.6	Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems

*+10.7	Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Systems, Inc., as amended

*^10.8	Form of Employee Stock Purchase Plan

^10.9 (4)	Form of Director Stock Option Agreement

^10.10 (4)	Form of Employee and Executive Officer Stock Option Agreement

10.11 (5)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank

10.12 (6)	Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank

10.13 (7)	Amendment to Loan Agreement dated July 23, 2007 between HealthStream, Inc. and SunTrust Bank

^10.14	Summary of Director and Executive Officer Compensation

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment was received with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.

(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.

(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.

(4)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, dated March 30, 2007.

(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.

(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.

(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 24, 2007.