Form 10-Q
period 2008-03-31
HEALTHSTREAM INC
filed 2008-05-12
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934
For the quarterly period ended March 31, 2008
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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2008, 22,274,692 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,753,365	$3,599,346
Restricted cash	50,508	13,504
Interest receivable	14,813	17,340
Accounts receivable, net of allowance for doubtful accounts of $57,743 and $72,895 at March 31, 2008 and December 31, 2007, respectively	7,170,857	8,668,093
Accounts receivable — unbilled	1,160,134	1,051,198
Deferred tax assets, current	360,312	360,312
Prepaid development fees, net of amortization	810,326	991,732
Other prepaid expenses and other current assets	1,130,804	976,883

Total current assets	15,451,119	15,678,408
Property and equipment:
Equipment	12,000,349	11,812,721
Leasehold improvements	1,763,167	1,800,633
Furniture and fixtures	1,587,114	1,597,768

	15,350,630	15,211,122
Less accumulated depreciation and amortization	(11,279,708)	(10,827,932)

	4,070,922	4,383,190
Capitalized software feature enhancements, net of accumulated amortization of $1,725,791 and $1,453,720 at March 31, 2008 and December 31, 2007, respectively	4,346,171	4,458,644
Goodwill	21,146,864	21,146,864
Intangible assets, net of accumulated amortization of $8,939,165 and $8,682,555 at March 31, 2008 and December 31, 2007, respectively	5,447,977	5,704,587
Deferred tax assets, noncurrent	1,629,550	1,629,550
Other assets	310,840	360,214

Total assets	$52,403,443	$53,361,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$395,957	$1,741,917
Accrued liabilities	2,714,959	3,519,055
Accrued compensation and related expenses	705,092	727,280
Registration liabilities	44,507	7,243
Commercial support liabilities	313,936	265,050
Deferred revenue	10,589,665	9,492,970
Current portion of long term debt	711,008	706,698
Current portion of capital lease obligations	88,339	124,099

Total current liabilities	15,563,463	16,584,312

Long term debt, less current portion	851,661	1,031,037
Capital lease obligations, less current portion	22,002	32,490
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 22,331,523 and 22,315,485 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	97,313,535	97,126,520
Accumulated deficit	(61,347,218)	(61,412,902)

Total shareholders’ equity	35,966,317	35,713,618

Total liabilities and shareholders’ equity	$52,403,443	$53,361,457

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Revenues, net	$11,421,700	$8,101,339
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization).	4,527,773	2,915,014
Product development	1,284,432	1,078,651
Sales and marketing	2,552,275	1,734,427
Depreciation	521,497	356,196
Amortization	724,550	499,703
Other general and administrative expenses	1,767,276	1,608,284

Total operating costs and expenses	11,377,803	8,192,275

Income (loss) from operations	43,897	(90,936)
Other income (expense):
Interest and other income	46,129	147,560
Interest and other expense	(24,342)	(8,009)

Total other income	21,787	139,551

Income before income taxes	65,684	48,615
Income tax provision	—	4,066

Net income	$65,684	$44,549

Net income per share:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Weighted average shares of common stock outstanding:
Basic	22,086,945	21,935,787

Diluted	22,727,096	22,603,095

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008

	Common Stock
			Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2007	22,315,485	$97,126,520	$(61,412,902)	$35,713,618
Net income	—	—	65,684	65,684
Stock based compensation	—	152,934	—	152,934
Exercise of stock options	16,038	34,081	—	34,081

Balance at March 31, 2008	22,331,523	$97,313,535	$(61,347,218)	$35,966,317

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$65,684	$44,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	521,497	356,196
Amortization	724,550	499,703
Stock based compensation expense	152,934	146,617
Realized loss on disposal of property and equipment	7,472	—
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts and unbilled receivables	1,388,300	1,672,713
Restricted cash	(37,004)	117,142
Interest receivable	2,527	49,911
Prepaid development fees	(14,464)	(223,370)
Other prepaid expenses and other current assets	(153,921)	(52,718)
Other assets	49,375	188,617
Accounts payable	(1,345,960)	(415,565)
Accrued liabilities and accrued compensation and related expenses	(817,090)	(716,103)
Registration liabilities	37,264	(108,987)
Commercial support liabilities	48,886	7,328
Deferred revenue	1,096,695	920,293

Net cash provided by operating activities	1,726,745	2,486,326

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(9,194)	(11,936,748)
Proceeds from maturities and sales of investments in marketable securities	—	2,500,000
Purchases of investments in marketable securities	—	(800,000)
Payments associated with capitalized software feature enhancements	(159,597)	(524,876)
Purchases of property and equipment	(216,702)	(299,107)

Net cash used in investing activities	(385,493)	(11,060,731)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	34,081	1,350
Payments on promissory note	(175,066)	—
Payments on capital lease obligations	(46,248)	(44,918)
Borrowings under revolving credit facility	—	1,500,000
Payments under revolving credit facility	—	(1,500,000)

Net cash used in financing activities	(187,233)	(43,568)

Net increase (decrease) in cash and cash equivalents	1,154,019	(8,617,973)
Cash and cash equivalents at beginning of period	3,599,346	10,725,780

Cash and cash equivalents at end of period	$4,753,365	$2,107,807

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The balance sheet at December 31, 2007 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission).
2. RECENT ACCOUNTING PRONOUNCEMENTS
On September 20, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 amended SFAS No. 157, to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company became subject to the remaining provisions of SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have any impact on our financial condition, results of operations, or cash flow.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This new standard provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company adopted SFAS No. 159 on January 1, 2008. The Company did not elect the fair value option, therefore the adoption of SFAS No. 159 did not have any impact on our financial condition, results for operations, or cash flow.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) changes the accounting for acquisition-related restructuring cost accruals and the recognition of changes in the acquirer’s income tax valuation allowance, and no longer permits the capitalization of certain acquisition costs. In addition the Statement establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This Statement is effective beginning January 1, 2009 for the Company. Management is currently evaluating the impact that adoption of this new standard will have on the Company’s financial position, results of operations, and cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective beginning January 1, 2009 for the Company. Management is currently evaluating the impact that adoption of this new standard will have on the Company’s financial position, results of operations or cash flows.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. INCOME TAXES
Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Under the provisions of SFAS No. 109, management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. SFAS No. 109 identifies four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management reviews the realizability of deferred tax assets each period and has established a valuation allowance for the portion of its net deferred tax assets that are not more likely than not expected to be realized.
The Company’s effective tax rate for the quarters ended March 31, 2008 and March 31, 2007 is substantially less than the statutory rate because a significant portion of our taxable income has been offset through utilization of our net operating loss carryforwards. The Company’s effective tax rate could change in the future based on our projections of taxable income, changes in federal or state tax rates, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets.
The Company accounts for income tax uncertainties under the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). As of March 31, 2008 and December 31, 2007, the Company’s condensed consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years through 2007, subject to the statute of limitations. The Company has no income tax examinations in process.
4. STOCK BASED COMPENSATION
The Company maintains two stock incentive plans and an Employee Stock Purchase Plan. We account for our stock based compensation plans under the provisions of SFAS No. 123(R), “Share-Based Payments,” which requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. We use the Black Scholes option pricing model for calculating the fair value of awards issued under our stock based compensation plans. We did not grant stock options during the three months ended March 31, 2008. During the three months ended March 31, 2007, we granted 436,000 stock options with a weighted average grant date fair value of $2.43. The fair value of stock based awards granted during the three months ended March 31, 2007 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

Risk-free interest rate	4.45 -- 4.50%
Expected dividend yield	0.0%
Expected life (in years)	5
Expected forfeiture rate	30%
Volatility	75%
Total stock based compensation expense recorded for the three months ended March 31, 2008 and 2007, which is recorded in our statement of operations, is as follows:

	Three months ended
	March 31,
	2008	2007
Cost of revenues (excluding depreciation and amortization)	$10,800	$10,488
Product development	33,248	38,851
Sales and marketing	50,214	36,132
Other general and administrative	58,672	61,146

Total stock based compensation expense	$152,934	$146,617

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. BUSINESS COMBINATION
On March 12, 2007, the Company acquired all of the stock of The Jackson Organization, Research Consultants, Inc. (“TJO”). TJO provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. Consideration paid to the sellers of TJO included approximately $11.5 million in cash and 252,616 shares of our common stock. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $689,000, of which approximately $9,000 was paid during the first quarter of 2008 in connection with completion of the valuation of acquired intangible assets. All of the shares of common stock issued in the acquisition are being held in an escrow account for eighteen months from the acquisition date, subject to any claims for indemnification pursuant to the stock purchase agreement. Of the cash consideration portion, approximately $750,000 is being held in escrow pending satisfaction of certain items pursuant to the stock purchase agreement. There have been no claims against the stock escrow and cash escrow accounts as of March 31, 2008. The results of operations for TJO have been included in the Company’s statement of operations beginning March 12, 2007.
The following unaudited combined results of operations give effect to the operations of TJO as if the acquisition had occurred as of January 1, 2007. These unaudited combined results of operations include certain adjustments arising from the acquisition such as adjustment for TJO shareholder compensation, amortization of intangible assets, elimination of acquisition costs incurred by TJO, and the elimination of interest income associated with cash paid for TJO by the Company. The pro forma combined results of operations do not purport to represent what the Company’s results of operations would have been had such transactions in fact occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.

Three months ended
March 31, 2007
Revenue	$10,651,478

Net income	$251,632

Net income per share:
Basic	$0.01

Diluted	$0.01

6. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 1.6 million at both March 31, 2008 and March 31, 2007.
The following table sets forth the computation of basic and diluted net income per share for three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007
Numerator:
Net income	$65,684	$44,549

Denominator:
Weighted average shares outstanding:
Basic	22,086,945	21,935,787
Employee stock options and escrowed shares	640,151	667,308

Diluted	22,727,096	22,603,095

Net income per share:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. BUSINESS SEGMENTS
We provide our services to healthcare organizations, pharmaceutical and medical device companies, and other members within the healthcare industry. Our services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2007.
We measure segment performance based on operating income (loss) before income taxes and prior to the allocation of corporate overhead expenses, interest income, interest expense, and depreciation. The following is our business segment information as of and for the three months ended March 31, 2008 and 2007.

	Three months ended
	March 31, 2008	March 31, 2007
Revenues
Learning	$7,496,706	$6,478,559
Research	3,924,994	1,622,780

Total net revenue	$11,421,700	$8,101,339

Income (loss) from operations
Learning	$1,839,437	$1,575,554
Research	28,863	(42,982)
Unallocated	(1,824,403)	(1,623,508)

Total income (loss) from operations	$43,897	$(90,936)

	March 31, 2008	December 31, 2007
Segment assets
Learning *	$15,343,047	$17,270,540
Research *	26,275,665	26,284,097
Unallocated	10,784,731	9,806,820

Total assets	$53,403,443	$53,361,457

* Segment assets include accounts and unbilled receivables, goodwill, intangible assets, capitalized software feature enhancements, restricted cash, prepaid and other current assets, other assets, and certain property and equipment. Cash and cash equivalents are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.
8. GOODWILL
We account for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). We test goodwill for impairment using a discounted cash flow model. We perform our annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists. The technique used to determine the fair value of our reporting units is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. If these estimates or their related assumptions change in the future, we may be required to record impairment charges, which could adversely impact our operating results for the period in which such a determination is made.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. GOODWILL (continued)
On March 12, 2007, we acquired TJO. The amount of goodwill related to the acquisition of TJO at March 31, 2007 represented a preliminary estimate, and was subsequently adjusted based on the final purchase price allocation. There were no changes in the carrying amount of goodwill during the three months ended March 31, 2008.

	Learning	Research	Total
Balance at January 1, 2008	$3,306,688	$17,840,176	$21,146,864
Changes in carrying value of goodwill	—	—	—

Balance at March 31, 2008	$3,306,688	$17,840,176	$21,146,864

	Learning	Research	Total
Balance at January 1, 2007	$3,306,688	$7,010,705	$10,317,393
Changes in carrying value of goodwill	—	8,976,906	8,976,906

Balance at March 31, 2007	$3,306,688	$15,987,611	$19,294,299

9. INTANGIBLE ASSETS
All identifiable intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. Intangible assets with finite lives are being amortized over their estimated useful lives, ranging from one to eight years. Amortization of intangible assets was $256,610 and $168,581 for the three months ended March 31, 2008 and 2007, respectively.
Identifiable intangible assets are comprised of the following:

	As of March 31, 2008			As of December 31, 2007
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Customer related	$9,915,000	$(4,688,193)	$5,226,807	$9,915,000	$(4,470,224)	$5,444,776
Content	3,500,000	(3,500,000)	—	3,500,000	(3,500,000)	—
Other	972,142	(750,972)	221,170	972,142	(712,331)	259,811

Total	$14,387,142	$(8,939,165)	$5,447,977	$14,387,142	$(8,682,555)	$5,704,587

Estimated amortization expense for the periods and years ending December 31, is as follows:

April 1, 2008 through December 31, 2008	$710,156
2009	946,875
2010	946,875
2011	886,794
2012	871,875
2013 and thereafter	1,085,402

Total	$5,447,977

10. DEBT
As of March 31, 2008, the Company’s debt outstanding consisted of a promissory note with a remaining balance due of $1,562,669. The promissory note is being repaid on a monthly basis through June 2010. The note bears interest at an annual rate of 2.32%, and is unsecured. The Company may not prepay the loan without consent from the lender, and if a prepayment request is granted by the lender, a prepayment fee may be assessed.

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
The following important factors, in addition to those discussed elsewhere in this Quarterly Report and in our Annual Report on Form 10-K, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:
•	our ability to effectively implement our growth strategy, as well as manage growth of our operations and infrastructure;

•	fluctuation in quarterly operating results caused by a variety of factors including the timing of sales, subscription revenue recognition, customer subscription renewals, and customer scheduling and acceptance;

•	variability and length of our sales cycle;

•	our ability to maintain and continue our competitive position against current and potential competitors;

•	our ability to obtain proper distribution rights from content partners to support growth in courseware subscriptions;

•	our ability to develop enhancements to our existing products and services, achieve widespread acceptance of new features, or keep pace with technological developments;

•	loss of a significant customer and concentration of a significant portion of our revenue with a relatively small number of customers;

•	our ability to accurately forecast results of operations due to certain revenue components being subject to significant fluctuations and an increase in the percentage of our business subject to renewal;

•	our ability to address and resolve any customer concerns with the new version of our HealthStream Learning Center® (HLC) platform;

•	our ability to adequately address our customers’ needs regarding their use of our products and services;

•	our ability to adequately maintain our network infrastructure, computer systems, software and related security;

•	our ability to protect our intellectual property;

•	the effect of governmental regulation on us, our business partners and our customers, including, without limitation, changes in federal, state and international laws or other regulations regarding education, training and Internet transactions; and

•	other risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2007, and other filings with the Securities and Exchange Commission.
Overview
HealthStream’s services are focused on the professionals who work within healthcare organizations, and include the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). HealthStream Learning products and services are used by healthcare organizations to meet a broad range of their training and assessment needs, while HealthStream Research products and services provide our customers valuable insight into measuring quality and satisfaction of physicians, patients, employees, and members of the community. Across both our HealthStream Learning and HealthStream Research segments, HealthStream’s customers include over 2,400 healthcare organization facilities (predominately acute-care facilities) throughout the United States.
We provide HealthStream Learning products and services to over 1,700 healthcare facilities. The Company’s flagship learning product is the HLC, our proprietary, Internet-based learning platform. We deliver educational and training courseware to our customers through the HLC platform. HealthStream Learning products and services are focused on education and training initiatives designed to reach hospital-based healthcare professionals, as well as physicians and medical device and pharmaceutical device industry sales representatives. We offer a variety of online educational and training courseware and also provide traditional seminar and paper-based educational activities. We also deliver Internet-based medical device training within hospitals through our HospitalDirect® platform.

We provide HealthStream Research products and services to over 1,100 healthcare facilities. These products include quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, physicians, employees, and members of the community. HealthStream Research services are designed to provide customers thorough analyses that provide insightful recommendations for change; to provide benchmarking capability using our comprehensive databases; and to provide consulting services to identify solutions for our customers based on their survey results. As a certified vendor designated by the Centers for Medicare & Medicaid Services, we offer our customers CAHPS® (Consumer Assessment of Health Plan Survey) Hospital Survey services.
Key financial and operational indicators for the first quarter of 2008 include:
•	Revenues of $11.4 million in the first quarter of 2008, up 41% over the first quarter of 2007

•	Net income of $66,000 in the first quarter of 2008, up from $45,000 in the first quarter of 2007

•	1,594,000 healthcare professional subscribers fully implemented on our Internet-based learning network at March 31, 2008, up from 1,379,000 at March 31, 2007
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions during the preparation of our financial statements. We believe the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Product Development. Product development expenses consist primarily of salaries and employee benefits, stock based compensation, content acquisition costs before technological feasibility is achieved, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training, delivery and administration platforms. In addition, product development expenses are associated with the development of new software feature enhancements and new products. Personnel costs within product development include our systems team, product managers, and other personnel associated with content and product development and product portfolio management.
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
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenues. Revenues increased approximately $3.3 million, or 41.0%, to $11.4 million for the three months ended March 31, 2008 from $8.1 million for the three months ended March 31, 2007. Revenues for 2008 consisted of $7.5 million, or 66% of total revenue, for HealthStream Learning and $3.9 million, or 34% of total revenue, for HealthStream Research. In 2007, revenues consisted of $6.5 million, or 80% of total revenue, for HealthStream Learning and $1.6 million, or 20% of total revenue, for HealthStream Research.
HealthStream Learning revenue growth of $1.0 million over the prior year quarter included $1.5 million from our Internet-based subscription learning products, which includes revenue increases from the HLC of $900,000 and from increased courseware subscriptions and online training services of $616,000. Revenues from these products increased 30% over the prior year first quarter as a result of increased subscribers and approximated $6.6 million for the first quarter of 2008. The remaining revenue growth came from implementation, development, and consulting services which increased $302,000 over the prior year first quarter. These revenue increases were partially offset by a decline in our live events business, including association activities, which declined $663,000 from the prior year first quarter, primarily due to fewer live events and association activities during the first quarter of 2008 than in the first quarter of 2007.
HealthStream Research revenue growth of $2.3 million over the prior year quarter resulted primarily from the acquisition of The Jackson Organization, Research Consultants Inc. (TJO) in March 2007. Revenue increases over the prior year first quarter included $1.7 million from patient surveys, $525,000 from employee surveys, and $94,000 from physician surveys. TJO revenues prior to our acquisition and not included in our results of operations for the first quarter of 2007, approximated $2.6 million.
We expect revenues for the second quarter of 2008 to range between $12.8 and $13.0 million, an increase of approximately seven to nine percent over the prior year second quarter. We expect revenues from HealthStream Learning to increase between 18 and 20 percent over the prior year second quarter resulting from growth in our HLC subscriber base and courseware subscriptions. These expected revenue increases are anticipated to be partially offset by continued declines in several of our project-based products. We expect revenues from HealthStream Research to decrease between eight and ten percent compared to the prior year second quarter. We expect this decline in revenue will result from fewer physician and employee survey projects being completed during the second quarter of 2008 as compared to the second quarter of 2007.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $1.6 million, or 55.3%, to $4.5 million for the three months ended March 31, 2008 from $2.9 million for the three months ended March 31, 2007. Cost of revenues as a percentage of revenues increased to 39.6% of revenues for the three months ended March 31, 2008 from 36.0% of revenues for the three months ended March 31, 2007. Cost of revenues for HealthStream Learning increased approximately $277,000 to $2.5 million and approximated 32.8% and 33.7% of revenues for the three months ended March 31, 2008 and 2007, respectively. The expense increase was primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues as well as increased costs to support the growth in implementation, development, and consulting revenues. These expense increases were partially offset by expense reductions associated with declines in live event revenues. Cost of revenues for HealthStream Research increased approximately $1.3 million to $2.1 million and approximated 52.7% and 45.2% of revenues for the three months ended March 31, 2008 and 2007, respectively. The increase in cost of revenues in both amount and as a percentage of revenues for HealthStream Research resulted from the impact of TJO, including increased costs resulting from the increase in revenues from patient surveys, which have lower margins than physician and employee surveys.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) declined to 60.4% for the three months ended March 31, 2008 from 64.0% for the three months ended March 31, 2007. This decline is a result of the change in revenue mix and related cost of revenues for both HealthStream Learning and HealthStream Research discussed above. Gross margins for HealthStream Learning were 67.2% and 66.3% for the three months ended March 31, 2008 and 2007, respectively. Gross margins for HealthStream Research were 47.3% and 54.8% for the three months ended March 31, 2008 and 2007, respectively. The gross margin decline for HealthStream Research resulted from the change in survey revenue mix and related costs of revenues mentioned above. We expect gross margins for the second quarter of 2008 to be comparable with the prior year second quarter.
Product development. Product development expenses increased approximately $206,000, or 19.1%, to $1.3 million for the three months ended March 31, 2008 from $1.1 million for the three months ended March 31, 2007. Product development expenses as a percentage of revenues decreased to 11.2% of revenues for the three months ended March 31, 2008 compared to 13.3% for the three months ended March 31, 2007. The decrease as a percentage of revenues primarily resulted from the increase in revenues.
Product development expenses for HealthStream Learning increased approximately $118,000 and approximated 13.9% and 14.2% of revenues for the three months ended March 31, 2008 and 2007, respectively. This expense increase is associated with maintenance and support of our learning platform products. Product development expenses for HealthStream Research increased approximately $120,000 and approximated 6.2% and 7.6% of revenues for the three months ended March 31, 2008 and 2007, respectively. This expense increase relates primarily to TJO personnel. We expect product development expenses for the second quarter of 2008 to increase in amount and as a percentage of revenues over the prior year second quarter. We expect that these expense increases will primarily be due to increased platform maintenance and support costs.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $818,000, or 47.2%, to $2.5 million for the three months ended March 31, 2008 from $1.7 million for the three months ended March 31, 2007. The increase is primarily associated with incremental personnel and related expenses from both the HealthStream Learning and HealthStream Research sales teams. Sales and marketing expenses approximated 22.3% and 21.4% of revenues for the three months ended March 31, 2008 and 2007, respectively.
Sales and marketing expenses for HealthStream Learning increased $260,000 and approximated 21.4% and 20.8% of revenues for the three months ended March 31, 2008 and 2007, respectively. This expense increase primarily resulted from additional sales personnel and related expenses. Sales and marketing expenses for HealthStream Research increased approximately $538,000, and approximated 22.9% and 22.6% of revenues for the three months ended March 31, 2008 and 2007, respectively. This increase resulted primarily from TJO personnel and related expenses as well as additional sales personnel who joined the Company after the acquisition. We expect sales and marketing expenses for the second quarter of 2008 to increase over the prior year second quarter, but to be comparable as a percentage of revenues. We expect that these expense increases will primarily be due to increases in sales personnel, but are expected to be slightly offset by lower marketing expenses.
Depreciation and Amortization. Depreciation and amortization increased approximately $390,000, or 45.6%, to $1.2 million for the three months ended March 31, 2008 from $856,000 for the three months ended March 31, 2007. Depreciation, which is included in the unallocated corporate function, increased $165,000 resulting from capital expenditures during 2007. The amortization increase of $225,000 resulted from TJO intangible asset amortization and amortization of capitalized software feature enhancements associated with our platform products. Amortization for HealthStream Learning increased $127,000, and approximated 6.1% and 5.1% of revenues for the three months ended March 31, 2008 and 2007, respectively. This increase is associated with capitalized software feature enhancements associated with our platform products. Amortization for HealthStream Research increased $97,000 and approximated 6.8% and 10.4% of revenues for the three months ended March 31, 2008 and 2007, respectively. This increase is associated with the amortization of TJO intangible assets. We expect depreciation and amortization for the second quarter of 2008 to increase in amount and as a percentage of revenues when compared to the prior year second quarter. We expect that these expense increases will result from capital expenditure depreciation and amortization of capitalized software feature enhancements.
Other General and Administrative. Other general and administrative expenses increased approximately $159,000, or 9.9%, and approximated $1.8 million for the three months ended March 31, 2008 compared to $1.6 million for the three months ended March 31, 2007. This increase primarily resulted from expenses associated with TJO personnel and facilities, and was partially offset by declines in personnel expenses. Other general and administrative expense as a percentage of revenues decreased to 15.5% for the three months ended March 31, 2008 from 19.9% for the three months ended March 31, 2007. The percentage decrease is a result of the revenue increases mentioned above.
Other general and administrative expenses for HealthStream Learning decreased $28,000 compared to the prior year quarter due to lower personnel expenses. Other general and administrative expenses for HealthStream Research increased approximately $144,000 over the prior year quarter, primarily resulting from TJO personnel and facilities. The unallocated corporate portion of other general and administrative expenses increased $42,000 over the prior year quarter and resulted primarily from increased contract labor. We expect other general and administrative expenses for the second quarter of 2008 to increase when compared to the prior year second quarter.
Other Income (Expense). Other income (expense) decreased approximately $118,000, or 84.4%, to $22,000 for the three months ended March 31, 2008 from $140,000 for the three months ended March 31, 2007. Interest income decreased $101,000 from the prior year quarter resulting from lower cash and investment balances. Interest expense increased $16,000 over the prior year quarter and related to interest from our promissory note and revolving credit facility.
Provision for Income Taxes. The Company’s income tax provision primarily consists of the alternative minimum tax. Taxable income for 2008 is expected to be substantially offset by the utilization of our operating loss carryforwards.
Net Income. Net income was approximately $66,000 for the three months ended March 31, 2008, up from $45,000 for the three months ended March 31, 2007. Net income per share during the second quarter of 2008 is expected to range between $0.02 and $0.03 per diluted share.
Liquidity and Capital Resources
Net cash provided by operating activities was approximately $1.7 million during the three months ended March 31, 2008 compared to $2.5 million during the three months ended March 31, 2007. Our primary sources of cash were generated from receipts from the sales of our products and services. Our days sales outstanding (DSO, which we calculate by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter) approximated 57 days for the first quarter of 2008 compared to 75 days for the first quarter of 2007. Excluding the impact of accounts receivable balances acquired with the TJO acquisition during March 2007, DSO for the first quarter of 2007 approximated 60 days. The primary uses of cash to fund our operations for the quarter ended March 31, 2008 included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses, as well as payments associated with content development. Cash provided by operating activities decreased from the prior year quarter due to increased payments to vendors related to live events.
Net cash used in investing activities approximated $385,000 for the three months ended March 31, 2008 compared to $11.1 million during the three months ended March 31, 2007. The primary uses of cash for the quarter ended March 31, 2008 were associated with property and equipment purchases of $217,000 and capitalized software feature enhancements of $160,000. In addition we paid $9,000 associated with the valuation of acquired intangible assets associated with the TJO acquisition.
Cash used in financing activities was approximately $187,000 and $44,000 for the three months ended March 31, 2008 and 2007, respectively. The primary uses of cash for the quarter ended March 31, 2008 related to payments under a promissory note and capital lease obligations. The primary source of cash was from the exercise of stock options.
Our working capital deficit improved to approximately $112,000 at March 31, 2008 from $906,000 at December 31, 2007. Current assets declined approximately $227,000 during the first quarter of 2008 resulting from cash receipts from customers which were primarily used to fund operations while reducing current liabilities that existed at December 31, 2007. Current liabilities decreased approximately $1.0 million during the first quarter 2008 resulting from payments to vendors. Our primary source of liquidity was $4.8 million of cash and cash equivalents, restricted cash, and interest receivable. We also have a $15.0 million revolving credit facility loan agreement, all of which was available at March 31, 2008.
We believe that our existing cash and cash equivalents, restricted cash, related interest receivable, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development, and capital expenditures for at least the next 12 months. As part of our growth strategy, we are actively reviewing possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity or debt securities and/or borrowings under our revolving credit facility, or another facility, to finance any future acquisitions. The issuance of our stock as consideration for an acquisition would have a dilutive effect and could adversely affect our stock price. There can be no assurance that additional sources of financing will be available to us on acceptable terms, or at all, to consummate any acquisitions. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Commitments and Contingencies
We expect that our capital expenditures, software feature enhancements, and content purchases will approximate $5.0 million in 2008. We expect to fund these capital expenditures with existing cash and investments, from cash generated from operations, and if necessary from our revolving credit facility.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of March 31, 2008, our outstanding indebtedness included a promissory note of approximately $1.6 million and approximately $110,000 of capital lease obligations. We may become subject to interest rate market risk associated with borrowings under our revolving credit facility, which bears interest at a variable rate based on the 30 Day LIBOR Rate plus 150 basis points. We are also exposed to market risk with respect to our cash balances. At March 31, 2008, the Company had cash and cash equivalents, restricted cash, and related interest receivable totaling approximately $4.8 million. Current investment rates of return approximate 3.25% — 3.75%. Assuming a 3.5% rate of return on $4.8 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $17,000.
The Company manages its investment risk by investing in corporate debt securities, foreign corporate debt, secured corporate debt, and municipal debt securities with minimum acceptable credit ratings. For certificates of deposit and corporate obligations, ratings must be A2/A or better and A1/P1 or better for commercial paper. The Company also requires that all securities must mature within 24 months from the original settlement date, the average portfolio shall not exceed 18 months, and the greater of 10% or $5.0 million shall mature within 90 days. Further, the Company’s investment policy also limits concentration exposure and other potential risk areas. As of March 31, 2008, we maintained no investments in marketable securities.
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

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company’s Board of Directors authorized the Company to purchase up to $3,000,000 of its common stock through September 20, 2008. The table below sets forth activity under the stock repurchase plan for the quarter ended March 31, 2008:

				(d)
			(c)	Maximum number (or
	(a)		Total number of shares (or	approximate dollar value)
	Total number of	(b)	units) purchased as part of	of shares (or units) that
	shares (or units)	Average price paid per share	publicly announced plans or	may yet be purchased under
Period	purchased	(or unit)	programs	the plans or programs
Month #1 (January 1 — January 31)	—	$—	—	$2,920,033
Month #2 (February 1 — February 29)	—	—	—	2,920,033
Month # 3 (March 1 — March 31)	—	—	—	2,920,033

Total	—	$—	—	$2,920,033

Item 6. Exhibits
(a) Exhibits

31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.
By:	/s/ Arthur E. Newman
Arthur E. Newman
Chief Financial Officer
May 12, 2008

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