Form 10-Q
period 2008-06-30
HEALTHSTREAM INC
filed 2008-08-08
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934
For the quarterly period ended June 30, 2008
Commission File No.: 000-27701
HealthStream, Inc.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of	62-1443555 (I.R.S. Employer Identification No.)
incorporation or organization)

209 10th Avenue South, Suite 450
Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 6, 2008, 21,528,728 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,646,055	$3,599,346
Restricted cash	97,685	13,504
Interest receivable	11,383	17,340
Accounts receivable, net of allowance for doubtful accounts of $74,627 and $72,895 at June 30, 2008 and December 31, 2007, respectively	6,887,912	8,668,093
Accounts receivable — unbilled	1,508,387	1,051,198
Deferred tax assets, current	360,312	360,312
Prepaid development fees, net of amortization	688,447	991,732
Other prepaid expenses and other current assets	1,494,786	976,883

Total current assets	16,694,967	15,678,408
Property and equipment:
Equipment	12,158,981	11,812,721
Leasehold improvements	1,763,167	1,800,633
Furniture and fixtures	1,567,627	1,597,768

	15,489,775	15,211,122
Less accumulated depreciation and amortization	(11,861,736)	(10,827,932)

	3,808,039	4,383,190

Capitalized software feature enhancements, net of accumulated amortization of $2,004,335 and $1,453,720 at June 30, 2008 and December 31, 2007, respectively	4,197,572	4,458,644
Goodwill	21,146,864	21,146,864
Intangible assets, net of accumulated amortization of $9,175,883 and $8,682,555 at June 30, 2008 and December 31, 2007, respectively	5,211,259	5,704,587
Deferred tax assets, noncurrent	1,629,550	1,629,550
Other assets	221,739	360,214

Total assets	$52,909,990	$53,361,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$651,074	$1,741,917
Accrued liabilities	3,045,836	3,519,055
Accrued compensation and related expenses	743,415	727,280
Registration liabilities	94,165	7,243
Commercial support liabilities	533,638	265,050
Deferred revenue	10,240,721	9,492,970
Current portion of long term debt	715,344	706,698
Current portion of capital lease obligations	53,514	124,099

Total current liabilities	16,077,707	16,584,312

Long term debt, less current portion	671,191	1,031,037
Capital lease obligations, less current portion	18,988	32,490
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 22,074,521 and 22,315,485 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	96,749,881	97,126,520
Accumulated deficit	(60,607,777)	(61,412,902)

Total shareholders’ equity	36,142,104	35,713,618

Total liabilities and shareholders’ equity	$52,909,990	$53,361,457

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Revenues, net	$13,012,995	$12,046,568
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	4,862,638	4,359,246
Product development	1,330,530	1,100,228
Sales and marketing	2,694,108	2,820,633
Depreciation	518,498	476,296
Amortization	690,374	721,951
Other general and administrative expenses	2,192,591	2,160,257

Total operating costs and expenses	12,288,739	11,638,611

Income from operations	724,256	407,957
Other income (expense):
Interest and other income	40,089	34,405
Interest and other expense	(16,904)	(12,853)

Total other income	23,185	21,552

Income before income taxes	747,411	429,509
Income tax provision	8,000	4,800

Net income	$739,441	$424,709

Net income per share:
Basic	$0.03	$0.02

Diluted	$0.03	$0.02

Weighted average shares of common stock outstanding:
Basic	21,961,252	21,970,364

Diluted	22,578,825	22,781,562

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Revenues, net	$24,434,695	$20,147,907
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	9,390,411	7,274,260
Product development	2,614,963	2,178,879
Sales and marketing	5,251,096	4,555,060
Depreciation	1,040,022	832,492
Amortization	1,414,925	1,221,654
Other general and administrative expenses	3,955,072	3,768,541

Total operating costs and expenses	23,666,489	19,830,886

Income from operations	768,206	317,021
Other income (expense):
Interest and other income	86,218	181,965
Interest and other expense	(41,299)	(20,862)

Total other income	44,919	161,103

Income before income taxes	813,125	478,124
Income tax provision	8,000	8,866

Net income	$805,125	$469,258

Net income per share:
Basic	$0.04	$0.02

Diluted	$0.04	$0.02

Weighted average shares of common stock outstanding:
Basic	22,024,098	21,953,075

Diluted	22,652,960	22,692,328

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2008

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2007	22,315,485	$97,126,520	$(61,412,902)	$35,713,618

Net income	—	—	805,125	805,125

Stock based compensation	—	426,112	—	426,112

Issuance of common stock to Employee Stock Purchase Plan	53,108	130,911	—	130,911

Repurchase of common stock	(324,000)	(999,978)	—	(999,978)

Exercise of stock options	29,928	66,316	—	66,316

Balance at June 30, 2008	22,074,521	$96,749,881	$(60,607,777)	$36,142,104

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$805,125	$469,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,040,022	832,492
Amortization	1,414,925	1,221,654
Stock based compensation expense	426,112	487,566
Provision for doubtful accounts	20,000	—
Realized loss on disposal of property and equipment	15,605	844
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts and unbilled receivables	1,302,992	869,356
Restricted cash	(84,181)	194,443
Interest receivable	5,957	58,046
Prepaid development fees	(67,698)	(310,746)
Other prepaid expenses and other current assets	(517,903)	(194,871)
Other assets	138,475	232,311
Accounts payable	(1,090,843)	(1,020,141)
Accrued liabilities and accrued compensation and related expenses	(447,890)	(224,777)
Registration liabilities	86,922	(186,721)
Commercial support liabilities	268,588	(39,193)
Deferred revenue	747,751	511,756

Net cash provided by operating activities	4,063,959	2,901,277

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(9,194)	(11,953,378)
Proceeds from maturities and sales of investments in marketable securities	—	2,500,000
Purchases of investments in marketable securities	—	(800,000)
Payments associated with capitalized software feature enhancements	(289,542)	(1,046,831)
Purchases of property and equipment	(480,477)	(770,711)

Net cash used in investing activities	(779,213)	(12,070,920)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	66,316	18,150
Issuance of common stock to Employee Stock Purchase Plan	130,911	121,723
Payments on promissory note	(351,200)	(57,272)
Payments on capital lease obligations	(84,087)	(89,613)
Repurchase of common stock	(999,978)	—
Borrowings under revolving credit facility	—	1,500,000
Payments under revolving credit facility	—	(1,500,000)

Net cash used in financing activities	(1,238,037)	(7,012)

Net increase (decrease) in cash and cash equivalents	2,046,709	(9,176,655)
Cash and cash equivalents at beginning of period	3,599,346	10,725,780

Cash and cash equivalents at end of period	$5,646,055	$1,549,125

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This new standard provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company adopted SFAS No. 159 on January 1, 2008. Because the Company did not elect the fair value option, the adoption of SFAS No. 159 did not have any impact on our financial condition, results of operations, or cash flow.
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

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. INCOME TAXES
Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Under the provisions of SFAS No. 109, management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. SFAS No. 109 identifies four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management’s estimate of future taxable income is performed during the fourth quarter in connection with the Company’s annual budget process. Management also reviews the realizability of deferred tax assets each period based on the above criteria and has established a valuation allowance for the portion of its net deferred tax assets that are not more likely than not expected to be realized.
The Company’s effective tax rate for the three and six months ended June 30, 2008 and June 30, 2007 is substantially less than the statutory rate because a significant portion of our taxable income has been offset through utilization of our net operating loss carryforwards. The utilization of NOL carryforwards for the six months ended June 30, 2008 resulted in a reduction of the valuation allowance of approximately $453,000. The Company’s effective tax rate could change in the future based on our projections of taxable income, changes in federal or state tax rates, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets.
The Company accounts for income tax uncertainties under the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). As of June 30, 2008 and December 31, 2007, the Company’s condensed consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years through 2007, subject to the statute of limitations. The Company has no income tax examinations in process.
4. STOCK BASED COMPENSATION
The Company maintains two stock incentive plans and an Employee Stock Purchase Plan. We account for our stock based compensation plans under the provisions of SFAS No. 123(R), “Share-Based Payments,” which requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. We use the Black Scholes option pricing model for calculating the fair value of awards issued under our stock based compensation plans. During the six months ended June 30, 2008 we granted 498,000 stock options with a weighted average grant date fair value of $1.69. During the six months ended June, 2007, we granted 490,000 stock options with a weighted average grant date fair value of $2.46. The fair value of stock based awards granted during the six months ended June 30, 2008 and 2007 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

	Six Months Ended
	June 30,
	2008	2007
Risk-free interest rate	2.63 - 3.56%	4.45 - 4.80%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5 - 8	5 - 8
Expected forfeiture rate	0-20%	0-30%
Volatility	65%	75%

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. STOCK BASED COMPENSATION (continued)
Total stock based compensation expense recorded for the three and six months ended June 30, 2008 and 2007, which is recorded in our statements of income, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenues (excluding depreciation and amortization)	$12,750	$17,064	$23,549	$27,552
Product development	40,072	51,948	73,319	90,800
Sales and marketing	55,610	52,536	105,824	88,668
Other general and administrative	164,745	219,401	223,420	280,546

Total stock based compensation expense	$273,177	$340,949	$426,112	$487,566

5. BUSINESS COMBINATION
On March 12, 2007, the Company acquired all of the stock of The Jackson Organization, Research Consultants, Inc. (“TJO”). TJO provides healthcare organizations a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. Consideration paid to the sellers of TJO included approximately $11.5 million in cash and 252,616 shares of our common stock. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $689,000. All of the shares of common stock issued in the acquisition are being held in an escrow account for eighteen months from the acquisition date, subject to any claims for indemnification pursuant to the stock purchase agreement. Of the cash consideration portion, approximately $750,000 is being held in escrow pending satisfaction of certain items pursuant to the stock purchase agreement. There have been no claims against the stock escrow and cash escrow accounts as of June 30, 2008. The results of operations for TJO have been included in the Company’s statement of operations beginning March 12, 2007.
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

Six Months Ended
June 30, 2007
Revenue	$22,698,046

Net income	$676,341

Net income per share:
Basic	$0.03

Diluted	$0.03

6. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 2.0 million and 1.8 million for the three and six months ended June 30, 2008, respectively, and approximately 2.2 million and 1.9 million for the three and six months ended June 30, 2007, respectively.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. NET INCOME PER SHARE (continued)
The following table sets forth the computation of basic and diluted net income per share for three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$739,441	$424,709	$805,125	$469,258

Denominator:
Weighted average shares outstanding:
Basic	21,961,252	21,970,364	22,024,098	21,953,075
Employee stock options and escrowed shares	617,573	811,198	628,862	739,253

Diluted	22,578,825	22,781,562	22,652,960	22,692,328

Net income per share:
Basic	$0.03	$0.02	$0.04	$0.02

Diluted	$0.03	$0.02	$0.04	$0.02

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
We measure segment performance based on operating income (loss) before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. We have revised our measure of segment performance and are now allocating building and utility expenses to Learning, which had previously been included in Unallocated. We have also restated historical periods for both Learning and Unallocated to reflect the allocation of these corporate overhead expenses. The following is our business segment information as of and for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Learning	$8,172,642	$6,497,960	$15,669,348	$12,976,519
Research	4,480,353	5,548,608	8,765,347	7,171,388

Total net revenue	$13,012,995	$12,046,568	$24,434,695	$20,147,907

Income (loss) from operations
Learning	$1,665,897	$560,484	$3,325,529	$1,968,507
Research	972,534	1,564,405	1,001,478	1,521,423
Unallocated	(1,914,175)	(1,716,932)	(3,558,801)	(3,172,909)

Total income from operations	$724,256	$407,957	$768,206	$317,021

	June 30, 2008	December 31, 2007
Segment assets
Learning *	$15,241,897	$17,270,540
Research *	26,053,572	26,284,097
Unallocated	11,614,521	9,806,820

Total assets	$52,909,990	$53,361,457

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

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Learning	Research	Total

Balance at January 1, 2008	$3,306,688	$17,840,176	$21,146,864
Changes in carrying value of goodwill	—	—	—

Balance at June 30, 2008	$3,306,688	$17,840,176	$21,146,864

9. INTANGIBLE ASSETS
All identifiable intangible assets have been evaluated in accordance with SFAS No. 142 and are considered to have finite useful lives. Intangible assets with finite lives are being amortized over their estimated useful lives, ranging from one to eight years. Amortization of intangible assets was $236,719 and $330,208 for the three months ended June 30, 2008 and 2007, respectively, and $493,328 and $498,789 for the six months ended June 30, 2008 and 2007, respectively.
Identifiable intangible assets are comprised of the following:

	As of June 30, 2008			As of December 31, 2007
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Customer related	$9,915,000	$(4,906,162)	$5,008,838	$9,915,000	$(4,470,224)	$5,444,776
Content	3,500,000	(3,500,000)	—	3,500,000	(3,500,000)	—
Other	972,142	(769,721)	202,421	972,142	(712,331)	259,811

Total	$14,387,142	$(9,175,883)	$5,211,259	$14,387,142	$(8,682,555)	$5,704,587

Estimated amortization expense for the periods and years ending December 31, is as follows:

July 1, 2008 through December 31, 2008	$473,438
2009	946,875
2010	946,875
2011	886,794
2012	871,875
2013 and thereafter	1,085,402

Total	$5,211,259

10. DEBT
As of June 30, 2008, the Company’s debt outstanding consisted of a promissory note with a remaining balance due of $1.4 million. The promissory note is being repaid on a monthly basis through June 2010. The note bears interest at an annual rate of 2.32% and is unsecured. The Company may not prepay the loan without consent from the lender, and if a prepayment request is granted by the lender, a prepayment fee may be assessed.

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
The following important factors, in addition to those discussed elsewhere in this Quarterly Report and in our Annual Report on Form 10-K, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:
•	our ability to effectively implement our growth strategy, as well as manage growth of our operations and infrastructure;

•	fluctuation in quarterly operating results caused by a variety of factors including the timing of sales, revenue recognition, customer renewals, and customer scheduling and acceptance;

•	variability and length of our sales cycle;

•	our ability to maintain and continue our competitive position against current and potential competitors;

•	our ability to obtain proper distribution rights from content partners to support growth in courseware subscriptions;

•	our ability to develop enhancements to our existing products and services, achieve widespread acceptance of new features, or keep pace with technological developments;

•	loss of a significant customer and concentration of a significant portion of our revenue with a relatively small number of customers;

•	our ability to accurately forecast results of operations due to certain revenue components being subject to significant fluctuations and an increase in the percentage of our business subject to renewal;

•	our ability to address and resolve in a timely manner any customer concerns with the new version of our HealthStream Learning Center® (HLC) platform;

•	our ability to adequately address our customers’ needs regarding their use of our products and services;

•	our ability to adequately maintain our network infrastructure, computer systems, software and related security;

•	our ability to protect our intellectual property;

•	the effect of governmental regulation on us, our business partners and our customers, including, without limitation, changes in federal, state and international laws or other regulations regarding education, training and Internet transactions; and

•	other risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2007, and our other filings with the Securities and Exchange Commission.
Overview
HealthStream’s services are focused on the professionals who work within healthcare organizations, and include the delivery of education and training products and services (“HealthStream Learning”), as well as survey and research services (“HealthStream Research”). HealthStream Learning products and services are used by healthcare organizations to meet a broad range of their training and assessment needs, while HealthStream Research products and services provide our customers valuable insight into measuring quality and satisfaction of physicians, patients, employees, and members of the community. Across both our HealthStream Learning and HealthStream Research segments, HealthStream’s customers include over 2,400 healthcare organization facilities (predominately acute-care facilities) throughout the United States.
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
Key financial and operational indicators for the second quarter of 2008 include:
•	Revenues of $13.0 million in the second quarter of 2008, up 8% over the second quarter of 2007

•	Net income of $739,000 in the second quarter of 2008, up from $425,000 in the second quarter of 2007

•	1,639,000 healthcare professional subscribers fully implemented on our Internet-based learning network at June 30, 2008, up from 1,422,000 at June 30, 2007

•	Approximately $1.0 million invested in our stock repurchase plan during the second quarter of 2008
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
Revenues. Revenues for our HealthStream Learning business segment consist of the provision of services through our Internet-based HLC, authoring tools, a variety of courseware subscriptions (add-on courseware), implementation and consulting services, maintenance of 3rd party content, live event development, online training and content development, online sales training courses (RepDirect™), live educational activities for nurses and other professionals conducted within healthcare organizations, continuing education activities at association meetings, and HospitalDirect®. Revenues for our HealthStream Research business segment consist of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, employees, and other members of the community.
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
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. Annually, we host a national customer conference in Nashville known as “The Summit,” the costs of which are included in sales and marketing expenses. Personnel costs within sales and marketing include our sales and marketing team and strategic account management, as well as our account management group. Our account management personnel work to help our customers effectively utilize our products and provide consulting services to identify solutions for our customers based on their use of our products.
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
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenues. Revenues increased approximately $966,000, or 8.0%, to $13.0 million for the three months ended June 30, 2008 from $12.0 million for the three months ended June 30, 2007. Revenues for 2008 consisted of $8.2 million, or 63% of total revenue, for HealthStream Learning and $4.8 million, or 37% of total revenue, for HealthStream Research. In 2007, revenues consisted of $6.5 million, or 54% of total revenue, for HealthStream Learning and $5.5 million, or 46% of total revenue, for HealthStream Research.
HealthStream Learning revenue growth of $1.7 million, or 25.8%, over the prior year quarter included $1.6 million from our Internet-based subscription learning products, which includes revenue increases from the HLC of $900,000 and $666,000 from increased courseware subscriptions and online training services. Revenues from these products collectively increased 30% over the prior year second quarter and approximated $6.8 million for the second quarter of 2008. This revenue growth is a result of both increased HLC subscribers and sales of add-on courseware subscriptions. The remaining revenue growth came from implementation, development, and consulting services which increased $481,000 over the prior year second quarter. These revenue increases were partially offset by a revenue decrease from live events business, study guides and association activities, which collectively declined $328,000 from the prior year second quarter, primarily due to decreasing demand for such services.
HealthStream Research revenue for the second quarter of 2008 decreased approximately $708,000, or 12.8%, when compared to the second quarter of 2007. Revenue mix changes over the prior year included an increase of $232,000 from patient surveys, but was more than offset by revenue declines of $333,000 from employee surveys, $325,000 from community surveys, and $282,000 from physician surveys. These revenue decreases resulted from fewer survey projects being performed and completed during the second quarter of 2008 as compared to the prior year second quarter. This is due in part to a few of our larger customers electing to delay their surveys, and one customer electing not to conduct an interim survey which was conducted in the second quarter of 2007.
We expect revenues for the third quarter of 2008 to range between $13.0 and $13.5 million, an increase of approximately 10 to 14 percent over the prior year third quarter. We expect revenues from HealthStream Learning to increase between 13 and 16 percent over the prior year third quarter resulting from growth in our HLC subscriber base and add-on courseware subscriptions. These expected revenue increases are anticipated to be partially offset by continued declines in several of our project-based products such as live events and study guides. We expect revenues from HealthStream Research to increase between seven and 10 percent compared to the prior year third quarter.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $503,000, or 11.5%, to $4.9 million for the three months ended June 30, 2008 from $4.4 million for the three months ended June 30, 2007. Cost of revenues as a percentage of revenues increased to 37.4% of revenues for the three months ended June 30, 2008 from 36.2% of revenues for the three months ended June 30, 2007. Cost of revenues for HealthStream Learning increased approximately $484,000 to $2.8 million and approximated 33.7% and 34.9% of revenues for the three months ended June 30, 2008 and 2007, respectively. The expense increase was primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues as well as increased costs to support the revenue growth in implementation, development, and consulting services. These expense increases were partially offset by lower expenses associated with declines in live event, study guides, and association revenues. Cost of revenues for HealthStream Research increased approximately $20,000 to $2.1 million and approximated 43.6% and 37.7% of revenues for the three months ended June 30, 2008 and 2007, respectively. The increase in cost of revenues as a percentage of revenues for HealthStream Research resulted primarily from lower revenues from our higher margin surveys when compared to the prior year quarter.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) declined to 62.6% for the three months ended June 30, 2008 from 63.8% for the three months ended June 30, 2007. This decline is primarily a result of the change in revenue mix and related cost of revenues for HealthStream Research discussed above. Gross margins for HealthStream Learning were 66.3% and 65.1% for the three months ended June 30, 2008 and 2007, respectively. This slight increase is primarily a result of higher subscription based revenues over the prior year quarter. Gross margins for HealthStream Research were 56.4% and 62.3% for the three months ended June 30, 2008 and 2007, respectively. The gross margin decline for HealthStream Research resulted from the change in survey revenue mix and related cost of revenues mentioned above. We expect gross margins for the third quarter of 2008 to be down slightly compared to the prior year third quarter.
Product development. Product development expenses increased approximately $230,000, or 20.9%, to $1.3 million for the three months ended June 30, 2008 from $1.1 million for the three months ended June 30, 2007. Product development expenses as a percentage of revenues increased to 10.2% of revenues for the three months ended June 30, 2008 compared to 9.1% of revenues for the three months ended June 30, 2007. The increase in both amount and as a percentage of revenues primarily resulted from increased maintenance and support costs of our HealthStream Learning products, as well as a reclassification of personnel within HealthStream Research to product development from general and administrative expense.
Product development expenses for HealthStream Learning increased approximately $140,000 and approximated 13.3% and 14.5% of revenues for the three months ended June 30, 2008 and 2007, respectively. This expense increase is associated with maintenance and support of our learning platform products. Product development expenses for HealthStream Research increased approximately $117,000 and approximated 5.1% and 2.3% of revenues for the three months ended June 30, 2008 and 2007, respectively. This expense increase relates primarily to a reallocation of personnel from general and administrative expense compared to the prior year quarter. We expect product development expenses for the third quarter of 2008 to increase in amount and as a percentage of revenues over the prior year third quarter consistent with the factors previously discussed.
Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased approximately $127,000, or 4.5%, to $2.7 million for the three months ended June 30, 2008 from $2.8 million for the three months ended June 30, 2007. Approximately $421,000 of the decrease is due to the timing of our Annual Summit, which occurred during the second quarter of 2007 and will occur during the third quarter of 2008. The expense decrease was partially offset by incremental personnel and related expenses from both the HealthStream Learning and HealthStream Research sales teams. Sales and marketing expenses approximated 20.7% and 23.4% of revenues for the three months ended June 30, 2008 and 2007, respectively.
Sales and marketing expenses for HealthStream Learning decreased $233,000 and approximated 21.7% and 30.9% of revenues for the three months ended June 30, 2008 and 2007, respectively. This expense decrease primarily resulted from the timing of our Annual Summit, and was partially offset by additional sales personnel and related expenses. Sales and marketing expenses for HealthStream Research increased approximately $80,000, and approximated 17.5% and 13.9% of revenues for the three months ended June 30, 2008 and 2007, respectively. This increase resulted primarily from additional sales personnel and related expenses. We expect sales and marketing expenses for the third quarter of 2008 to increase in amount and as a percentage of revenues over the prior year third quarter. We expect that this expense increase will primarily result from the cost of our Annual Summit and to a lesser extent from new sales personnel hired during late 2007 and early 2008.
Depreciation and Amortization. Depreciation and amortization increased approximately $11,000, and approximated $1.2 million for both the three months ended June 30, 2008 and 2007. Depreciation, which is included in the unallocated corporate function, increased $42,000 resulting from capital expenditures during 2007 and the first half of 2008. Amortization expense decreased $32,000, primarily due to lower amortization of intangible assets. Amortization for HealthStream Learning increased $53,000, and approximated 5.4% and 6.0% of revenues for the three months ended June 30, 2008 and 2007, respectively. This increase is associated with capitalized software feature enhancements associated with our platform products. Amortization for HealthStream Research decreased $85,000 and approximated 5.1% and 6.0% of revenues for the three months ended June 30, 2008 and 2007, respectively. This decrease is primarily associated with lower amortization of

TJO intangible assets resulting from a reduction in the carrying value of such assets upon completion of the valuation analysis. We expect depreciation and amortization for the third quarter of 2008 be comparable to the prior year third quarter.
Other General and Administrative. Other general and administrative expenses increased approximately $32,000, or 1.5%, and approximated $2.2 million for both the three months ended June 30, 2008 and 2007. Other general and administrative expenses as a percentage of revenues decreased to 16.8% for the three months ended June 30, 2008 from 17.9% for the three months ended June 30, 2007. The percentage decrease is a result of the revenue increases mentioned above.
Other general and administrative expenses for HealthStream Learning increased $126,000 compared to the prior year quarter primarily due to increased personnel expenses. Other general and administrative expenses for HealthStream Research decreased approximately $248,000 from the prior year quarter, primarily resulting from combining certain functions at the corporate level, the reallocation of certain personnel to product development, as well as reductions in other expenses. The unallocated corporate portion of other general and administrative expenses increased $155,000 over the prior year quarter resulting from increased recruiting costs, professional fees, and various other corporate expenses. We expect other general and administrative expenses for the third quarter of 2008 to increase in amount, but decrease as a percentage of revenues when compared to the prior year third quarter.
Other Income (Expense). Other income (expense) increased approximately $1,600 or 7.6%, to $23,000 for the three months ended June 30, 2008 from $22,000 for the three months ended June 30, 2007. Interest income increased modestly due to higher invested balances compared to the prior year second quarter, and was partially offset by increased interest expense associated with a promissory note.
Provision for Income Taxes. The Company’s income tax provision primarily consists of the alternative minimum tax. Taxable income for 2008 is expected to be substantially offset by the utilization of our net operating loss (“NOL”) carryforwards.
Net Income. Net income was approximately $739,000 for the three months ended June 30, 2008, up from $425,000 for the three months ended June 30, 2007. Net income per share during the third quarter of 2008 is expected to range between $0.03 and $0.04 per diluted share.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Revenues. Revenues increased approximately $4.3 million, or 21.3%, to $24.4 million for the six months ended June 30, 2008 from $20.1 million for the six months ended June 30, 2007. Revenues for 2008 consisted of $15.7 million for HealthStream Learning and $8.8 million for HealthStream Research. In 2007, revenues consisted of $13.0 million for HealthStream Learning and $7.1 million for HealthStream Research. HealthStream Learning experienced growth in revenues from our HLC subscriber base of $1.8 million, increased add-on courseware subscriptions of $1.2 million, and $783,000 from implementation, development, and consulting services. This revenue growth was partially offset by a decline in revenues from live events, study guides, and associations of $1.1 million, primarily due to decreasing demand for these services. HealthStream Research revenue growth resulted primarily from the TJO acquisition, but was partially offset by lower revenues from physician, employee, and community surveys which was due to certain large customers electing to delay projects and in some cases other customers electing not to conduct the same surveys as they had in the prior year.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $2.1 million, or 29.1%, to $9.4 million for the six months ended June 30, 2008 from $7.3 million for the six months ended June 30, 2007. Cost of revenues as a percentage of revenue approximated 38.4% and 36.1% of revenues for the six months ended June 30, 2008 and 2007, respectively. Cost of revenues for HealthStream Learning increased $761,000 and approximated 33.2% and 34.3% of revenues for the six months ended June 30, 2008 and 2007, respectively. This expense increase resulted primarily from increased royalties paid by us associated with the increase in courseware subscription revenues as well as increased personnel and related expenses, but was partially offset by lower costs associated with live events, study guides and association projects. Cost of revenues for HealthStream Research increased $1.4 million and approximated 47.7% and 39.4% of revenues for the six months ended June 30, 2008 and 2007, respectively. The primary expense increases resulted from personnel associated with the TJO acquisition. The decrease as a percentage of revenues resulted primarily from the project mix and related revenues when compared to the prior year.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) was 61.6% and 63.9% for the six months ended June 30, 2008 and 2007, respectively. Gross margins for HealthStream Learning were 66.8% and 65.7% for the six months ended June 30, 2008 and 2007, respectively. This improvement resulted from the change in revenue mix and related cost of revenues discussed above. Gross margins for HealthStream Research were 52.3% and 60.6% for the six months ended June 30, 2008 and 2007, respectively. This decrease resulted from lower revenues from our higher margin surveys.
Product Development. Product development expenses increased approximately $436,000, or 20.0%, to $2.6 million for the six months ended June 30, 2008 from $2.2 million for the six months ended June 30, 2007. Product development expenses as a percentage of revenues was 10.7% and 10.8% of revenues for the six months ended June 30, 2008 and 2007, respectively. Product development expenses for HealthStream Learning increased $257,000 and approximated 13.6% and 14.4% of revenues for the six months ended June 30, 2008 and 2007, respectively. The increase resulted from additional personnel and contract labor associated with the development and maintenance of our learning products. Product development expenses for HealthStream Research increased $237,000 and approximated 5.6% and 3.5% of revenues for the six months ended June 30, 2008 and 2007, respectively, primarily due to additional personnel and a reallocation of personnel from general and administrative expense to product development.
Sales and Marketing. Sales and marketing expenses increased approximately $696,000, or 15.3%, to $5.3 million for the six months ended June 30, 2008 from $4.6 million for the six months ended June 30, 2007. This increase is primarily associated with additional personnel and related expenses resulting from both the TJO acquisition as well as additional personnel for both HealthStream Learning and HealthStream Research sales teams. These expense increases were partially offset by lower marketing spending, including lower expenses associated with our Annual Summit. As a percentage of revenues, sales and marketing expenses decreased to 21.5% of revenues for the six months ended June 30, 2008 from 22.6% of revenues for the six months ended June 30, 2007.
Sales and marketing expenses for HealthStream Learning increased $28,000 and approximated 21.6% and 25.8% of revenues for the six months ended June 30, 2008 and 2007, respectively. HealthStream Learning experienced an expense increase associated with additional sales personnel and related expenses, but was substantially offset by lower marketing expenses associated with our Annual Learning Summit, which occurred during the second quarter of 2007, but will occur during the third quarter of 2008. Sales and marketing expenses for HealthStream Research increased $618,000 and approximated 20.0% and 15.8% of revenues for the six months ended June 30, 2008 and 2007, respectively. This expense increase is associated with both the TJO acquisition and new sales personnel and related expenses.
Depreciation and Amortization. Depreciation and amortization increased approximately $401,000, or 19.5%, to $2.5 million for the six months ended June 30, 2008 from $2.1 million for the six months ended June 30, 2007. Depreciation increases of $208,000 primarily resulted from new capital expenditures and from assets acquired in the TJO acquisition. Amortization increases of $193,000 resulted from capitalized software feature enhancements and TJO intangible asset amortization. Amortization for HealthStream Learning increased $180,000, or 24.9%, and approximated 5.8% and 5.6% of revenues for the six months ended June 30, 2008 and 2007, respectively. This increase is primarily associated with amortization of capitalized software feature enhancements associated with the HLC platform and other content assets. Amortization for HealthStream Research increased $12,000, or 2.4%, and approximated 5.8% and 7.0% of revenues for the six months ended June 30, 2008 and 2007, respectively. Depreciation expense, which is included in the unallocated corporate function, increased $208,000 over the prior year.
Other General and Administrative. Other general and administrative expenses increased approximately $187,000, or 4.9%, to $4.0 million for the six months ended June 30, 2008 from $3.8 million for the six months ended June 30, 2007. This increase primarily resulted from the full year impact of the TJO acquisition, including rent and other office related expenses, as well as increases in other expenses, which were partially offset by lower stock based compensation expense and contract labor. Other general and administrative expenses as a percentage of revenues decreased to 16.8% for the six months ended June 30, 2008 from 18.7% for the six months ended June 30, 2007. Other general and administrative expenses for HealthStream Learning increased $110,000 over the prior year primarily due to increased personnel expenses. Other general and administrative expenses for HealthStream Research decreased $109,000 from the prior year, primarily resulting from lower contract labor and personnel expenses which resulted from combining certain functions at the corporate level, in addition to the reallocation of certain personnel to product development. Other general and administrative expenses for the unallocated corporate functions increased $185,000 over the prior year and was associated with increases in professional fees, recruiting, and certain expenses to support the overall growth of the company, but was partially offset by lower stock based compensation expense.
Other Income (Expense). Other income (expense) decreased approximately $116,000, or 72.1%, to $45,000 for the six months ended June 30, 2008 from $161,000 for the six months ended June 30, 2007. Interest income from cash and investments in marketable securities decreased $96,000 resulting from lower cash and investments balances, while interest expense increased $20,000 associated with a promissory note.
Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2008 is associated with federal alternative minimum tax. Our effective tax rate for the six months ended June 30, 2008 is substantially less than the statutory tax rate since taxable income is expected to be substantially offset by the utilization of our NOL carryforwards. We expect any additional taxable income for the remainder of 2008 will be substantially offset by the utilization of our NOL carryforwards.
Net Income. Net income was approximately $805,000 for the six months ended June 30, 2008 up from $469,000 for the six months ended June 30, 2007. This improvement is a result of the factors mentioned above.
Liquidity and Capital Resources
Net cash provided by operating activities was approximately $4.1 million during the six months ended June 30, 2008 compared to $2.9 million during the six months ended June 30, 2007. Our primary sources of cash were generated from receipts from the sales of our products and services. Our days sales outstanding (which we calculate by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter) approximated 48 days for the second quarter of 2008 compared to 57 days for the second quarter of 2007. This improvement was a result of improved collections from customers during the current year quarter. The primary uses of cash to fund our operations for the quarter ended June 30, 2008 included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses, as well as payments associated with content development.
Net cash used in investing activities approximated $779,000 for the six months ended June 30, 2008 compared to $12.1 million during the six months ended June 30, 2007. The primary uses of cash for the six months ended June 30, 2008 were associated with property and equipment purchases of $480,000 and capitalized software feature enhancements of $290,000. In addition we paid $9,000 associated with the valuation of acquired intangible assets associated with the TJO acquisition.
Cash used in financing activities was approximately $1.2 million and $7,000 for the six months ended June 30, 2008 and 2007, respectively. The primary uses of cash for the six months ended June 30, 2008 related to purchases of common stock pursuant to our stock repurchase plan and payments under a promissory note and capital lease obligations. The primary source of cash was from our Employee Stock Purchase Plan and the exercise of stock options.
Our working capital improved to approximately $617,000 at June 30, 2008 from a deficit of $906,000 at December 31, 2007. Current assets increased approximately $1.0 million during 2008 resulting from increases in cash balances generated from cash receipts from customers which were primarily used to fund operations while reducing current liabilities that existed at December 31, 2007. In addition, cash balances were used to repurchase approximately $1.0 million of our common stock pursuant to our stock repurchase plan. Current liabilities decreased approximately $507,000 during 2008 resulting from payments to vendors. As of June 30, 2008 our primary source of liquidity was $5.8 million of cash and cash equivalents, restricted cash, and interest receivable. We also have a $15.0 million revolving credit facility loan agreement, all of which was available at June 30, 2008. Subsequent to June 30, 2008, and as of August 6, 2008, we have used approximately $1.4 million for purchases of common stock pursuant to our stock repurchase plan.
We believe that our existing cash and cash equivalents, restricted cash, related interest receivable, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development, and capital expenditures for at least the next 12 months. As part of our growth strategy, we are actively reviewing possible acquisitions and other business ventures that complement our products and services. We anticipate that future acquisitions or other business ventures, if any, would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity or debt securities and/or borrowings under our revolving credit facility, or another facility, to finance any future acquisitions or other business ventures. The issuance of our stock as consideration for an acquisition or other business venture would have a dilutive effect and could adversely affect our stock price. There can be no assurance that additional sources of financing will be available to us on acceptable terms, or at all, to consummate any acquisitions or other business ventures. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could adversely affect our business, financial condition, and results of operations.
Commitments and Contingencies
We expect that our capital expenditures, software feature enhancements, and content purchases will approximate $4.5 million for 2008. We expect to fund these capital expenditures with existing cash and investments, from cash generated from operations, and if necessary from our revolving credit facility.
Our strategic alliances have typically provided for payments to content partners based on revenues and development partners and other parties based on services rendered. We expect to continue similar arrangements in the future. We have commitments under capital lease obligations for computer hardware and operating lease commitments for our operating facilities in Nashville, TN, Laurel, MD, and Franklin, TN. We also have scheduled monthly payments due under a promissory note.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of June 30, 2008, our outstanding indebtedness included a promissory note of approximately $1.4 million and approximately $73,000 of capital lease obligations. We may become subject to interest rate market risk associated with borrowings under our revolving credit facility, which bears interest at a variable rate based on the 30 Day LIBOR Rate plus 150 basis points. We are also exposed to market risk with respect to our cash balances. At June 30, 2008, the Company had cash and cash equivalents, restricted cash, and related interest receivable totaling approximately $5.8 million. Current investment rates of return approximate 2.0% — 3.0%. Assuming a 2.5% rate of return on $5.8 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $14,500.
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

Further, the Company’s investment policy also limits concentration exposure and other potential risk areas. As of June 30, 2008, we maintained no investments in marketable securities.
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
The Company’s Board of Directors authorized the Company to purchase up to $3,000,000 of its common stock through September 20, 2008. The table below sets forth activity under the stock repurchase plan for the quarter ended June 30, 2008:

				(d)
			(c)	Maximum number (or
	(a)		Total number of shares (or	approximate dollar value) of
	Total number of	(b)	units) purchased as part of	shares (or units) that may yet
	shares (or units)	Average price paid per share	publicly announced plans or	be purchased under the plans
Period	purchased	(or unit)(1)	programs	or programs
Month #1 (April 1 — April 30)	9,600	$2.67	9,600	$2,893,339
Month #2 (May 1 — May 31)	314,400	3.07	314,400	1,919,239
Month #3 (June 1 — June 30)	—	—	—	1,919,239

Total	324,000	$3.06	324,000	$1,919,239

(1) — The weighted average price paid per share of common stock does not include the cost of broker commissions.

Item 4.	Submission of Matters to a Vote of Security Holders
On May 29, 2008, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons as Class II directors to serve until the Annual Meeting of Shareholders in 2011 and until such time as their respective successors are duly elected and qualified, with the number of votes cast for, or withheld as set forth opposite their names.

	Votes
		Withheld
Nominee	For	Authority/Abstained
Jeffrey L. McLaren	18,772,817	2,015,374
Linda Rebrovick	18,772,717	2,015,474
Michael Shmerling	18,772,417	2,015,774
The shareholders of the Company ratified the appointment of Ernst and Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008, with the number of votes cast for, against, or withheld as set forth below:

Votes
		Withheld
For	Against	Authority/Abstained
20,743,500	32,625	12,066

Item 6.	Exhibits
     (a) Exhibits

31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.
	By:	/s/ Gerard M. Hayden, Jr.
Gerard M. Hayden, Jr.
August 8, 2008		Chief Financial Officer

HEALTHSTREAM, INC.
EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002