Form 10-Q/A
period 2008-06-30
HEALTHSTREAM INC
filed 2008-08-13
CIK 1095565

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

Explanatory Note
This amendment of the HealthStream, Inc. Form 10-Q for the quarter ended June 30, 2008, is to correct a typo in Note 7. Business Segments of the Notes to Condensed Consolidated Financial Statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Learning	$8,172,642	$6,497,960	$15,669,348	$12,976,519
Research	4,840,353	5,548,608	8,765,347	7,171,388

Total net revenue	$13,012,995	$12,046,568	$24,434,695	$20,147,907

Income (loss) from operations
Learning	$1,665,897	$560,484	$3,325,529	$1,968,507
Research	972,534	1,564,405	1,001,478	1,521,423
Unallocated	(1,914,175)	(1,716,932)	(3,558,801)	(3,172,909)

Total income from operations	$724,256	$407,957	$768,206	$317,021

	June 30, 2008	December 31, 2007
Segment assets
Learning *	$15,241,897	$17,270,540
Research *	26,053,572	26,284,097
Unallocated	11,614,521	9,806,820

Total assets	$52,909,990	$53,361,457

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

HEALTHSTREAM, INC.
	By:	/s/ Gerard M. Hayden, Jr.
Gerard M. Hayden, Jr.
August 12, 2008		Chief Financial Officer

HEALTHSTREAM, INC.
EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3