Form 10-Q
period 2008-09-30
HEALTHSTREAM INC
filed 2008-11-12
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
As of November 10, 2008, 21,382,055 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,891,085	$3,599,346
Restricted cash	107,170	13,504
Interest receivable	7,339	17,340
Accounts receivable, net of allowance for doubtful accounts of $104,627 and $72,895 at September 30, 2008 and December 31, 2007, respectively	9,188,339	8,668,093
Accounts receivable — unbilled	1,730,823	1,051,198
Deferred tax assets, current	360,312	360,312
Prepaid development fees, net of amortization	561,445	991,732
Prepaid royalties, net of amortization	856,400	317,563
Other prepaid expenses and other current assets	818,188	659,320

Total current assets	16,521,101	15,678,408
Property and equipment:
Equipment	12,385,583	11,812,721
Leasehold improvements	1,815,065	1,800,633
Furniture and fixtures	1,587,502	1,597,768

	15,788,150	15,211,122
Less accumulated depreciation and amortization	(12,203,302)	(10,827,932)

	3,584,848	4,383,190

Capitalized software feature enhancements, net of accumulated amortization of $2,252,086
and $1,453,720 at September 30, 2008 and December 31, 2007, respectively	4,289,353	4,458,644
Goodwill	21,146,864	21,146,864
Intangible assets, net of accumulated amortization of $9,412,602
and $8,682,555 at September 30, 2008 and December 31, 2007, respectively	4,974,540	5,704,587
Deferred tax assets, noncurrent	1,629,550	1,629,550
Other assets	222,783	360,214

Total assets	$52,369,039	$53,361,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$849,682	$1,741,917
Accrued liabilities	3,251,444	3,519,055
Accrued compensation and related expenses	761,410	727,280
Registration liabilities	113,389	7,243
Commercial support liabilities	89,788	265,050
Deferred revenue	10,989,487	9,492,970
Current portion of long term debt	719,706	706,698
Current portion of capital lease obligations	31,679	124,099

Total current liabilities	16,806,585	16,584,312

Long term debt, less current portion	489,620	1,031,037
Capital lease obligations, less current portion	16,946	32,490
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,335,728 and 22,315,485 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	95,054,553	97,126,520
Accumulated deficit	(59,998,665)	(61,412,902)

Total shareholders’ equity	35,055,888	35,713,618

Total liabilities and shareholders’ equity	$52,369,039	$53,361,457

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2008	2007
Revenues, net	$13,661,771	$11,809,386
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization).	5,153,442	4,336,478
Product development	1,530,954	1,165,352
Sales and marketing	3,121,707	2,293,777
Depreciation and amortization	1,174,794	1,317,043
Other general and administrative expenses	2,090,314	1,966,715

Total operating costs and expenses	13,071,211	11,079,365

Income from operations	590,560	730,021
Other income (expense):
Interest and other income	32,081	47,791
Interest and other expense	(13,529)	(21,296)

Total other income	18,552	26,495

Income before income taxes	609,112	756,516
Income tax provision	—	17,500

Net income	$609,112	$739,016

Net income per share:
Basic	$0.03	$0.03

Diluted	$0.03	$0.03

Weighted average shares of common stock outstanding:
Basic	21,407,222	22,025,285

Diluted	21,910,040	22,664,432

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Revenues, net	$38,096,466	$31,957,293
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	14,543,854	11,610,738
Product development	4,145,917	3,344,231
Sales and marketing	8,372,805	6,848,837
Depreciation and amortization	3,629,740	3,371,189
Other general and administrative expenses	6,045,384	5,735,256

Total operating costs and expenses	36,737,700	30,910,251

Income from operations	1,358,766	1,047,042
Other income (expense):
Interest and other income	118,193	229,756
Interest and other expense	(54,722)	(42,158)

Total other income	63,471	187,598

Income before income taxes	1,422,237	1,234,640
Income tax provision	8,000	26,366

Net income	$1,414,237	$1,208,274

Net income per share:
Basic	$0.06	$0.05

Diluted	$0.06	$0.05

Weighted average shares of common stock outstanding:
Basic	21,818,473	21,977,145

Diluted	22,405,320	22,683,030

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2008

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2007	22,315,485	$97,126,520	$(61,412,902)	$35,713,618

Net income	—	—	1,414,237	1,414,237

Stock based compensation	—	603,712	—	603,712

Issuance of common stock to Employee Stock Purchase Plan	53,108	130,911	—	130,911

Repurchase of common stock	(1,092,700)	(2,919,030)	—	(2,919,030)

Exercise of stock options	59,835	112,440	—	112,440

Balance at September 30, 2008	21,335,728	$95,054,553	$(59,998,665)	$35,055,888

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$1,414,237	$1,208,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,629,740	3,371,189
Stock based compensation	603,712	581,047
Provision for doubtful accounts	50,000	30,000
Realized loss on disposal of property & equipment	15,604	844
Changes in operating assets and liabilities, net of acquisition:
Accounts and unbilled receivables	(1,249,871)	865,854
Restricted cash	(93,666)	170,237
Interest receivable	10,001	52,874
Prepaid development fees	(109,452)	(477,329)
Prepaid royalties	(538,837)	(64,596)
Other prepaid expenses and other current assets	(158,868)	(242,873)
Other assets	137,431	323,341
Accounts payable	(892,235)	(881,513)
Accrued liabilities and accrued compensation and related expenses	(224,287)	(538,845)
Registration liabilities	106,146	(162,741)
Commercial support liabilities	(175,262)	(75,964)
Deferred revenue	1,496,517	1,171,627

Net cash provided by operating activities	4,020,910	5,331,426

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(9,194)	(11,814,274)
Proceeds from maturities and sales of investments in marketable securities	—	2,500,000
Purchase of investments in marketable securities	—	(800,000)
Payments associated with capitalized software feature enhancements	(629,074)	(2,100,390)
Purchase of property and equipment	(778,851)	(1,056,217)

Net cash used in investing activities	(1,417,119)	(13,270,881)

FINANCING ACTIVITIES:
Issuance of common stock to Employee Stock Purchase Plan	112,440	121,723
Proceeds from exercise of stock options	130,911	191,177
Repurchase of common stock	(2,919,030)	—
Payments on promissory note	(528,409)	(230,222)
Payments on capital lease obligations	(107,964)	(138,314)
Borrowings under revolving credit facility	—	1,500,000
Payments under revolving credit facility	—	(1,500,000)

Net cash used in financing activities	(3,312,052)	(55,636)

Net decrease in cash and cash equivalents	(708,261)	(7,995,091)
Cash and cash equivalents at beginning of period	3,599,346	10,725,780

Cash and cash equivalents at end of period	$2,891,085	$2,730,689

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The balance sheet at December 31, 2007 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. Certain reclassifications have been made to the prior year’s financial statements to conform with the current year presentation. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 (included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission).
2. RECENT ACCOUNTING PRONOUNCEMENTS
On September 20, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 amended SFAS No. 157 to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company became subject to the remaining provisions of SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have any impact on our financial condition, results of operations, or cash flow.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This new standard provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company adopted SFAS No. 159 on January 1, 2008. Because the Company did not elect the fair value option, the adoption of SFAS No. 159 did not have any impact on our financial condition, results of operations, or cash flow.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) changes the accounting for acquisition-related restructuring cost accruals and the recognition of changes in the acquirer’s income tax valuation allowance, and no longer permits the capitalization of certain acquisition costs. In addition the Statement establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) will be effective beginning January 1, 2009 for the Company. The Company’s consolidated financial statements will be impacted by SFAS 141(R) only in relation to future business combination activities.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement will be effective beginning January 1, 2009 for the Company. Management does not anticipate that adoption of this new standard will have a material effect on the Company’s financial position, results of operations, or cash flows.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. INCOME TAXES
Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Under the provisions of SFAS No. 109, management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. SFAS No. 109 identifies four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management’s estimate of future taxable income is performed during the fourth quarter in connection with the Company’s annual budget process. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of September 30, 2008, the Company had established a valuation allowance for the portion of its net deferred tax assets that are not more likely than not expected to be realized.
The Company’s effective tax rate for the three and nine months ended September 30, 2008 and 2007 is substantially less than the statutory rate because a significant portion of our taxable income has been offset through utilization of our net operating loss (“NOL”) carryforwards. Taxable income for the nine months ended September 30, 2008 has been applied towards our NOL carryforwards and resulted in a reduction of the valuation allowance of approximately $766,000. The Company’s effective tax rate could change in the future based on our projections of taxable income, changes in federal or state tax rates, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets.
The Company accounts for income tax uncertainties under the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). As of September 30, 2008 and December 31, 2007, the Company’s condensed consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years through 2007, subject to the statute of limitations. The Company has no income tax examinations in process.
4. STOCK BASED COMPENSATION
The Company maintains one stock incentive plan and an Employee Stock Purchase Plan. We account for our stock based compensation plans under the provisions of SFAS No. 123(R), “Share-Based Payments,” which requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. We use the Black Scholes option pricing model for calculating the fair value of awards issued under our stock based compensation plans. During the nine months ended September 30, 2008 we granted 498,000 stock options to employees and directors with a weighted average grant date fair value of $1.69. During the nine months ended September 30, 2007, we granted 490,000 stock options to employees and directors with a weighted average grant date fair value of $2.46. The fair value of stock based awards granted during the nine months ended September 30, 2008 and 2007 was determined using the Black Scholes option pricing model, with the assumptions as follows:

	Nine Months Ended
	September 30,
	2008	2007
Risk-free interest rate	2.63 - 3.56%	4.45 - 4.80%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5-8	5-8
Expected forfeiture rate	0-20%	0-30%
Volatility	65%	75%

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. STOCK BASED COMPENSATION (continued)
Total stock based compensation expense recorded for the three and nine months ended September 30, 2008 and 2007, which is recorded in our statements of income, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenues (excluding depreciation and amortization)	$11,857	$9,019	$35,406	$36,571
Product development	42,943	19,646	116,263	110,445
Sales and marketing	49,109	37,254	154,933	125,922
Other general and administrative	73,693	27,561	297,110	308,109

Total stock based compensation expense	$177,602	$93,480	$603,712	$581,047

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

Nine Months Ended
September 30, 2007
Revenue	$34,507,432

Net income	$1,415,357

Net income per share:
Basic	$0.06

Diluted	$0.06

6. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 2.1 million and 1.9 million for the three and nine months ended September 30, 2008, respectively, and approximately 2.1 million and 2.0 million for the three and nine months ended September 30, 2007, respectively.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. NET INCOME PER SHARE (continued)
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$609,112	$739,016	$1,414,237	$1,208,274

Denominator:
Weighted average shares outstanding:
Basic	21,407,222	22,025,285	21,818,473	21,977,145
Employee stock options and escrowed shares	502,818	639,147	586,847	705,885

Diluted	21,910,040	22,664,432	22,405,320	22,683,030

Net income per share:
Basic	$0.03	$0.03	$0.06	$0.05

Diluted	$0.03	$0.03	$0.06	$0.05

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
We measure segment performance based on operating income (loss) before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. We have revised our measure of segment performance and are now allocating building and utility expenses to Learning, which had previously been included in Unallocated. We have also restated historical periods for both Learning and Unallocated to reflect the allocation of these corporate overhead expenses. The following is our business segment information as of and for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Learning	$8,492,916	$6,827,159	$24,162,264	$19,803,679
Research	5,168,855	4,982,227	13,934,202	12,153,614

Total net revenue	$13,661,771	$11,809,386	$38,096,466	$31,957,293

Income (loss) from operations
Learning	$1,544,860	$1,299,037	$4,870,389	$3,267,544
Research	725,938	1,039,473	1,727,416	2,560,896
Unallocated	(1,680,238)	(1,608,489)	(5,239,039)	(4,781,398)

Total income from operations	$590,560	$730,021	$1,358,766	$1,047,042

	September 30, 2008	December 31, 2007
Segment assets
Learning *	$16,923,057	$17,270,540
Research *	26,881,868	26,284,097
Unallocated	8,564,114	9,806,820

Total assets	$52,369,039	$53,361,457

*	Segment assets include accounts and unbilled receivables, goodwill, intangible assets, capitalized software feature enhancements, restricted cash, prepaid and other current assets, other assets, and certain property and equipment. Cash and cash equivalents are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. DEBT
As of September 30, 2008, the Company’s outstanding debt consisted of a promissory note with a remaining balance due of $1.2 million. The promissory note is being repaid on a monthly basis through June 2010. The note bears interest at an annual rate of 2.32% and is unsecured. The Company may not prepay the loan without consent from the lender, and if a prepayment request is granted by the lender, a prepayment fee may be assessed.

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
The following important factors, in addition to those discussed elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2007, could affect our future financial results and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:
•	our ability to effectively implement our growth strategy, as well as manage growth of our operations and infrastructure;

•	fluctuation in quarterly operating results caused by a variety of factors including the timing of sales, revenue recognition, customer renewals, and customer scheduling and acceptance;

•	variability and length of our sales cycle;

•	our ability to maintain and continue our competitive position against current and potential competitors;

•	our ability to obtain proper distribution rights from content partners to support growth in courseware subscriptions;

•	our ability to develop enhancements to our existing products and services, achieve widespread acceptance of new features, or keep pace with technological developments;

•	loss of a significant customer and concentration of a significant portion of our revenue with a relatively small number of customers;

•	our ability to accurately forecast results of operations due to certain revenue components being subject to significant fluctuations and an increase in the percentage of our business subject to renewal;

•	our ability to address and resolve in a timely manner any customer concerns with the new version of our HealthStream Learning Center® (“HLC”) platform;

•	our ability to adequately address our customers’ needs regarding their use of our products and services;

•	our ability to adequately maintain our network infrastructure, computer systems, software and related security;

•	our ability to protect our intellectual property;

•	the effect of governmental regulation on us, our business partners and our customers, including, without limitation, changes in federal, state and international laws or other regulations regarding education, training and Internet transactions; and

•	other risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2007, and our other filings with the Securities and Exchange Commission.
Overview
HealthStream’s services are focused on the professionals who work within healthcare organizations, and include the delivery of education and training products and services (“HealthStream Learning”), as well as survey and research services (“HealthStream Research”). HealthStream Learning products and services are used by healthcare organizations to meet a broad range of their training and assessment needs, while HealthStream Research products and services provide our customers valuable insight into measuring quality and satisfaction of patients, physicians, employees, and members of the community. Across both our HealthStream Learning and HealthStream Research segments, our customers include approximately 2,500 healthcare organization facilities (predominately acute-care facilities) throughout the United States.
We provide HealthStream Learning products and services to approximately 1,800 healthcare facilities. The Company’s flagship learning product is the HLC, our proprietary, Internet-based learning platform. We deliver educational and training courseware to our customers through the HLC platform. HealthStream Learning products and services are focused on education and training initiatives designed to reach hospital-based healthcare professionals, as well as physicians and medical device and pharmaceutical device industry sales representatives. We offer a variety of online educational and training courseware and also provide traditional seminar and paper-based educational activities. We also deliver Internet-based medical device training within hospitals through our HospitalDirect® platform.

We provide HealthStream Research products and services to approximately 1,000 healthcare facilities. These products include quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, physicians, employees, and members of the community. HealthStream Research services are designed to provide customers thorough analyses that provide insightful recommendations for change; to provide benchmarking capability using our comprehensive databases; and to provide consulting services to identify solutions for our customers based on their survey results. As a certified vendor designated by the Centers for Medicare & Medicaid Services, we offer our customers CAHPS® (Consumer Assessment of Health Plan Survey) Hospital Survey services.
Key financial and operational indicators for the third quarter of 2008 include:
•	Revenues of $13.7 million in the third quarter of 2008, up 16% over the third quarter of 2007

•	Net income of $609,000 in the third quarter of 2008, compared to $739,000 in the third quarter of 2007; annual customer Summit costs of $720,000 incurred in the third quarter of 2008 versus the second quarter of 2007

•	1,692,000 healthcare professional subscribers fully implemented on our Internet-based learning network at September 30, 2008, up from 1,457,000 at September 30, 2007

•	$3.0 million stock repurchase plan completed resulting in a cumulative total of 1,119,900 shares purchased at an average price of $2.68 per share
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
The accounting policies and estimates that we believe are the most critical in fully understanding and evaluating our reported financial results include the following:
•	Revenue recognition

•	Accounting for income taxes

•	Product development costs and related capitalization

•	Goodwill, intangibles, and other long-lived assets

•	Allowance for doubtful accounts

•	Accrual for service interruptions

•	Stock based compensation

•	Nonmonetary exchange of content rights and deferred service credits
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
Revenues. Revenues for our HealthStream Learning business segment consist of the provision of services through our Internet-based HLC, authoring tools, a variety of courseware subscriptions (add-on courseware), implementation and consulting services, maintenance of 3rd party content, online sales training courses (RepDirect™), online training and content development, HospitalDirect®, and a variety of other educational activities for physicians, nurses and other professionals within healthcare organizations. Revenues for our HealthStream Research business segment consist of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, employees, and other members of the community.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues (excluding depreciation and amortization) consists primarily of salaries and employee benefits, stock based compensation, employee travel and lodging, royalties paid by us to content providers based on a percentage of revenues, materials, outsourced phone survey support, contract labor, hosting costs, as well as other direct expenses associated with revenues. Personnel costs within cost of revenues are associated with individuals that facilitate product delivery, provide services, conduct, process and manage phone and paper-based surveys, handle customer support calls or inquiries, manage the technology infrastructure for our hosted applications, manage content and survey services, coordinate content maintenance services, and provide training or implementation services.
Product Development. Product development expenses consist primarily of salaries and employee benefits, stock based compensation, content acquisition costs before technological feasibility is achieved, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training, delivery and administration platforms. In addition, product development expenses are associated with the development of new software feature enhancements and new products. Personnel costs within product development include our systems, application development, and quality assurance teams, product managers, and other personnel associated with content and product development.
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. Annually, we host a national customer conference in Nashville known as “The Summit,” a portion of the costs of which are included in sales and marketing expenses. Personnel costs within sales and marketing include our Learning and Research sales teams, strategic account management, marketing personnel, as well as our account management group.
Depreciation and Amortization. Depreciation and amortization consist of depreciation of property and equipment, amortization of intangibles considered to have definite lives, amortization of content development fees, and amortization of capitalized software feature enhancements.
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
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenues. Revenues increased approximately $1.9 million, or 15.7%, to $13.7 million for the three months ended September 30, 2008 from $11.8 million for the three months ended September 30, 2007. Revenues for the three months ended September 30, 2008 consisted of $8.5 million, or 62% of total revenue, for HealthStream Learning and $5.2 million, or 38% of total revenue, for HealthStream Research. In the three months ended September 30, 2007, revenues consisted of $6.8 million, or 58% of total revenue, for HealthStream Learning and $5.0 million, or 42% of total revenue, for HealthStream Research.
HealthStream Learning revenue growth of $1.7 million, or 24.4%, over the prior year quarter included $1.8 million from our Internet-based subscription learning products, which includes revenue increases from the HLC of $883,000 and $874,000 from increased courseware subscriptions and online training services. Revenues from these products collectively increased 32% over the prior year third quarter and approximated $7.3 million for the third quarter of 2008. This revenue growth is a result of both an increase in the number of HLC subscribers and an increase in sales of add-on courseware subscriptions. These revenue increases were partially offset by a revenue decrease from live events, study guides and association activities, which collectively declined $333,000 from the prior year third quarter, primarily due to decreasing demand for such services.
HealthStream Research revenue for the third quarter of 2008 increased approximately $187,000, or 3.7%, when compared to the third quarter of 2007. Revenue mix changes over the prior year quarter included increases of $601,000 from patient and community surveys, but were partially offset by revenue declines of $493,000 from physician and employee surveys. The decrease in revenue is partially attributable to the loss of one significant physician survey contract.
We expect revenues for the fourth quarter of 2008 to range between $13.0 and $13.5 million, an increase of approximately eight to 12 percent over the prior year fourth quarter. We expect revenues from HealthStream Learning to increase between nine and 11 percent over the prior year fourth quarter resulting from growth in our HLC subscriber base and add-on courseware subscriptions. These expected revenue increases are anticipated to be partially offset by continued declines in several of our project-based products such as live events and study guides. We expect revenues from HealthStream Research to increase between 10 and 12 percent compared to the prior year fourth quarter associated with expected growth in revenues from patient and community surveys, which will be partially offset by lower revenues from physician and employee survey revenues.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues (excluding depreciation and amortization) increased approximately $817,000, or 18.8%, to $5.2 million for the three months ended September 30, 2008 from $4.3 million for the three months ended September 30, 2007. Cost of revenues as a percentage of revenues increased to 37.7% of revenues for the three months ended September 30, 2008 from 36.7% of revenues for the three months ended September 30, 2007. Cost of revenues for HealthStream Learning increased approximately $334,000 to $2.7 million and approximated 31.3% and 34.1% of revenues for the three months ended September 30, 2008 and 2007, respectively. The expense increase was primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues as well as increased costs associated with the revenue growth in implementation, development, and consulting services. These expense increases were partially offset by lower expenses associated with declines in live event, study guides, and association revenues. Cost of revenues for HealthStream Research increased approximately $483,000 to $2.5 million and approximated 48.2% and 40.3% of revenues for the three months ended September 30, 2008 and 2007, respectively. The increase in the amount of cost of revenues resulted primarily from increased revenues from patient and community surveys which have higher fulfillment costs. The expense increase as a percentage of revenues resulted from changes in revenue mix, primarily lower revenues from our higher margin physician and employee surveys when compared to the prior year quarter.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) declined to 62.3% for the three months ended September 30, 2008 from 63.3% for the three months ended September 30, 2007. This decline is primarily a result of the change in revenue mix and related cost of revenues for HealthStream Research discussed above. Gross margins for HealthStream Learning were 68.7% and 65.9% for the three months ended September 30, 2008 and 2007, respectively. This increase is primarily a result of growth in subscription based revenues over the prior year quarter. Gross margins for HealthStream Research were 51.8% and 59.7% for the three months ended September 30, 2008 and 2007, respectively. The decline resulted from the change in survey revenue mix and related cost of revenues mentioned above. We expect gross margins for the fourth quarter of 2008 to be up slightly compared to the prior year fourth quarter.
Product development. Product development expenses increased approximately $366,000, or 31.4%, to $1.5 million for the three months ended September 30, 2008 from $1.2 million for the three months ended September 30, 2007. Product development expenses as a percentage of revenues increased to 11.2% of revenues for the three months ended September 30, 2008 compared to 9.9% of revenues for the three months ended September 30, 2007. The increase in both amount and as a percentage of revenues primarily resulted from increased maintenance and support costs of our HealthStream Learning products, as well as a redesignation of personnel within HealthStream Research to product development from general and administrative expense.
Product development expenses for HealthStream Learning increased approximately $288,000 and approximated 15.1% and 14.6% of revenues for the three months ended September 30, 2008 and 2007, respectively. This expense increase is associated with maintenance and support of our learning platform products. Product development expenses for HealthStream Research increased approximately $113,000 and approximated 4.8% and 2.7% of revenues for the three months ended September 30, 2008 and 2007, respectively. This expense increase relates primarily to a redesignation of personnel from general and administrative expense compared to the prior year quarter. We expect product development expenses for the fourth quarter of 2008 to increase in amount and as a percentage of revenues over the prior year fourth quarter consistent with the factors previously discussed.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $828,000, or 36.1%, to $3.1 million for the three months ended September 30, 2008 from $2.3 million for the three months ended September 30, 2007. Approximately $550,000 of the increase resulted from our annual Summit, which occurred during the third quarter of 2008, but was held during the second quarter of 2007. The remaining increase resulted from additional personnel and related expenses from both the HealthStream Learning and HealthStream Research sales teams. Sales and marketing expenses approximated 22.8% and 19.4% of revenues for the three months ended September 30, 2008 and 2007, respectively.
Sales and marketing expenses for HealthStream Learning increased $623,000 and approximated 25.2% and 22.3% of revenues for the three months ended September 30, 2008 and 2007, respectively. Sales and marketing expenses for HealthStream Research increased approximately $176,000, and approximated 17.9% and 15.0% of revenues for the three months ended September 30, 2008 and 2007, respectively. The expense increase for both HealthStream Learning and HealthStream Research resulted from our annual Summit and additional sales personnel and related expenses. We expect sales and marketing expenses for the fourth quarter of 2008 to increase in amount and as a percentage of revenues over the prior year fourth quarter.

Depreciation and Amortization. Depreciation and amortization decreased approximately $142,000, to $1.2 million for the three months ended September 30, 2008 from $1.3 million for the three months ended September 30, 2007. Depreciation, which is included in the unallocated corporate function, decreased $39,000 resulting from assets reaching the end of their depreciable life and fewer asset replacements. Amortization expense decreased $104,000, primarily due to lower amortization of intangible assets. Amortization for HealthStream Learning decreased $19,000, and approximated 4.8% and 6.2% of revenues for the three months ended September 30, 2008 and 2007, respectively. Amortization for HealthStream Research decreased $85,000 and approximated 4.8% and 6.6% of revenues for the three months ended September 30, 2008 and 2007, respectively. This decrease is primarily associated with lower amortization of TJO intangible assets resulting from a reduction in the carrying value of such assets upon completion of the valuation analysis during the fourth quarter of 2007. We expect depreciation and amortization for the fourth quarter of 2008 to increase compared to the prior year fourth quarter, resulting from capital expenditures during the 2nd half of 2008 and intangible asset amortization.
Other General and Administrative. Other general and administrative expenses increased approximately $124,000, or 6.3%, to $2.1 million for the three months ended September 30, 2008 from $2.0 million for the three months ended September 30, 2007. Other general and administrative expenses as a percentage of revenues decreased to 15.3% for the three months ended September 30, 2008 from 16.7% for the three months ended September 30, 2007. The percentage decrease is a result of the revenue increases mentioned above.
Other general and administrative expenses for HealthStream Learning increased $193,000 compared to the prior year quarter primarily due to increased personnel expenses associated with executive administration. Other general and administrative expenses for HealthStream Research decreased approximately $187,000 from the prior year quarter, primarily resulting from combining certain functions at the corporate level and the redesignation of certain personnel to product development. The unallocated corporate portion of other general and administrative expenses increased $118,000 over the prior year quarter resulting from increased personnel expenses, professional fees, and various other corporate expenses. We expect other general and administrative expenses for the fourth quarter of 2008 to increase in amount, but decrease as a percentage of revenues when compared to the prior year fourth quarter.
Other Income (Expense). Other income, net decreased approximately $8,000 or 30.0%, to $19,000 for the three months ended September 30, 2008 from $27,000 for the three months ended September 30, 2007. Interest income decreased $16,000 due to lower invested cash balances compared to the prior year third quarter, and was partially offset by lower interest expense of $8,000.
Provision for Income Taxes. The Company’s income tax provision primarily consists of the alternative minimum tax. Taxable income for 2008 is expected to be substantially offset by the utilization of our NOL carryforwards.
Net Income. Net income was approximately $609,000 for the three months ended September 30, 2008, down from $739,000 for the three months ended September 30, 2007, primarily due to the cost associated with our annual Summit and other factors mentioned above. Net income per share during the fourth quarter of 2008 is expected to range between $0.04 and $0.06 per diluted share.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Revenues. Revenues increased approximately $6.1 million, or 19.2%, to $38.1 million for the nine months ended September 30, 2008 from $32.0 million for the nine months ended September 30, 2007. Revenues for the nine months ended September 30, 2008 consisted of $24.2 million for HealthStream Learning and $13.9 million for HealthStream Research. In the nine months ended September 30, 2007, revenues consisted of $19.8 million for HealthStream Learning and $12.2 million for HealthStream Research. HealthStream Learning experienced growth in revenues from our HLC subscriber base of $2.7 million, increased add-on courseware subscriptions of $2.1 million, and $845,000 from implementation, development, and consulting services. These revenue increases reflect year over year growth in our HLC subscriber base by 235,000 subscribers, or 16%, and year over year revenue growth of 54% from courseware subscriptions. HealthStream Learning’s revenue growth was partially offset by a decline in revenues from live events, study guides, and associations of $1.5 million, primarily due to decreasing demand for these services. HealthStream Research revenue growth of $1.7 million resulted primarily from the TJO acquisition, and included revenue increases of $2.2 million from patient and community surveys, but was partially offset by a revenue decrease of $489,000 from physician and employee surveys, which primarily resulted from the loss of one significant customer contract.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues (excluding depreciation and amortization) increased approximately $2.9 million, or 25.3%, to $14.5 million for the nine months ended September 30, 2008 from $11.6 million for the nine months ended September 30, 2007. Cost of revenues as a percentage of revenue approximated 38.2% and 36.3% of revenues for the nine months ended September 30, 2008 and 2007, respectively. Cost of revenues for HealthStream Learning increased $1.1 million and approximated 32.6% and 34.2% of revenues for the nine months ended September 30, 2008 and 2007, respectively. This expense increase primarily resulted from increased royalties paid by us associated with the increase in courseware subscription revenues, as well as increased personnel and related expenses, but was partially offset by lower costs associated with live events, study guides and association projects. Cost of revenues for HealthStream Research increased $1.8 million and approximated 47.9% and 39.8% of revenues for the nine months ended September 30, 2008 and 2007, respectively. The primary expense increase resulted from the full year impact of personnel expenses associated with the TJO acquisition. The expense increase as a percentage of revenues primarily resulted from the increase in patient and community surveys over the prior year, which have higher fulfillment costs, in addition to the decrease in revenues from physician surveys.

Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) was 61.8% and 63.7% for the nine months ended September 30, 2008 and 2007, respectively. Gross margins for HealthStream Learning were 67.4% and 65.8% for the nine months ended September 30, 2008 and 2007, respectively. This improvement resulted from the change in revenue mix and related cost of revenues discussed above. Gross margins for HealthStream Research were 52.1% and 60.2% for the nine months ended September 30, 2008 and 2007, respectively. This decrease resulted from changes in revenue mix and cost of revenues, including lower revenues from our higher margin surveys compared to the prior year.
Product Development. Product development expenses increased approximately $802,000, or 24.0%, to $4.1 million for the nine months ended September 30, 2008 from $3.3 million for the nine months ended September 30, 2007. Product development expenses as a percentage of revenues was 10.9% and 10.5% of revenues for the nine months ended September 30, 2008 and 2007, respectively. Product development expenses for HealthStream Learning increased $546,000 and approximated 14.1% and 14.5% of revenues for the nine months ended September 30, 2008 and 2007, respectively. The increase in amount resulted from additional personnel and contract labor associated with maintenance and support of our learning platform products. Product development expenses for HealthStream Research increased $350,000 and approximated 5.3% and 3.2% of revenues for the nine months ended September 30, 2008 and 2007, respectively. This expense increase is primarily due to additional personnel and a redesignation of personnel from general and administrative tasks to product development when compared to the prior year.
Sales and Marketing. Sales and marketing expenses increased approximately $1.5 million, or 22.3%, to $8.4 million for the nine months ended September 30, 2008 from $6.8 million for the nine months ended September 30, 2007. This increase is associated with additional personnel and related expenses resulting from both the TJO acquisition, additional personnel for both HealthStream Learning and HealthStream Research sales teams, as well as increased marketing expenses, including our annual Summit. As a percentage of revenues, sales and marketing expenses increased slightly to 22.0% of revenues for the nine months ended September 30, 2008 from 21.4% of revenues for the nine months ended September 30, 2007.
Sales and marketing expenses for HealthStream Learning increased $651,000 and approximated 22.9% and 24.6% of revenues for the nine months ended September 30, 2008 and 2007, respectively, and was primarily associated with additional sales personnel and related expenses and increased marketing expenses. Sales and marketing expenses for HealthStream Research increased $794,000 and approximated 19.2% and 15.5% of revenues for the nine months ended September 30, 2008 and 2007, respectively. This expense increase is associated with the TJO acquisition, new sales personnel and related expenses, and increased marketing expenses.
Depreciation and Amortization. Depreciation and amortization increased approximately $259,000, or 7.6%, to $3.6 million for the nine months ended September 30, 2008 from $3.4 million for the nine months ended September 30, 2007. Depreciation, which is included in the unallocated corporate function, increased $169,000 over the prior year resulting from new capital expenditures. Amortization increased $90,000 resulting from capitalized software feature enhancements and TJO intangible asset amortization. Amortization for HealthStream Learning increased $162,000, or 14.1%, and approximated 5.4% and 5.8% of revenues for the nine months ended September 30, 2008 and 2007, respectively. This increase is primarily associated with amortization of capitalized software feature enhancements associated with the HLC platform and other content assets. Amortization for HealthStream Research decreased $72,000, or 8.7%, and approximated 5.4% and 6.8% of revenues for the nine months ended September 30, 2008 and 2007, respectively. This decrease resulted from the final purchase price allocation of TJO, which resulted in lower amortization of intangible assets when compared to the prior year.
Other General and Administrative. Other general and administrative expenses increased approximately $310,000, or 5.4%, to $6.0 million for the nine months ended September 30, 2008 from $5.7 million for the nine months ended September 30, 2007. This increase primarily resulted from the full year impact of the TJO acquisition, including rent and other office related expenses, professional fees, and recruiting, which were partially offset by lower personnel costs and contract labor. Other general and administrative expenses as a percentage of revenues decreased to 15.9% for the nine months ended September 30, 2008 from 17.9% for the nine months ended September 30, 2007. Other general and administrative expenses for HealthStream Learning increased $302,000 over the prior year primarily due to increased personnel expenses and travel. Other general and administrative expenses for HealthStream Research decreased $295,000 from the prior year, primarily resulting from lower contract labor and personnel expenses which resulted from combining certain functions at the corporate level, in addition to the redesignation of certain personnel to product development. Other general and administrative expenses for the unallocated corporate functions increased $303,000 over the prior year and was associated with increases in personnel, professional fees, recruiting, and certain expenses to support the overall growth of the company, but was partially offset by contract labor expense.
Other Income (Expense). Other income, net decreased approximately $124,000, or 66.2%, to $63,000 for the nine months ended September 30, 2008 from $188,000 for the nine months ended September 30, 2007. Interest income from cash and investments in marketable securities decreased $112,000 resulting from lower cash and investments balances, while interest expense increased $13,000 associated with a promissory note.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2008 is associated with the federal alternative minimum tax. Our effective tax rate for the nine months ended September 30, 2008 is substantially less than the statutory tax rate since taxable income is expected to be substantially offset by the utilization of our NOL carryforwards. We expect any additional taxable income for the remainder of 2008 will be substantially offset by the utilization of our NOL carryforwards.
Net Income. Net income was approximately $1.4 million for the nine months ended September 30, 2008 up from $1.2 million for the nine months ended September 30, 2007. This improvement is a result of the factors mentioned above.
Liquidity and Capital Resources
Net cash provided by operating activities was approximately $4.0 million during the nine months ended September 30, 2008 down from $5.3 million during the nine months ended September 30, 2007, primarily due to the changes in operating income discussed above. Our primary sources of cash were generated from receipts from the sales of our products and services. Our days sales outstanding (which we calculate by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter) approximated 63 days for the third quarter of 2008 compared to 60 days for the third quarter of 2007 and 48 days for the second quarter of 2008. This increase over the prior year quarter and prior quarter is associated with slower collections from customers during the third quarter of 2008. The primary uses of cash to fund our operations for the quarter ended September 30, 2008 included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses. The increase in accounts receivable and prepaid royalties negatively impacted our cash flows from operations for the nine months ended September 30, 2008.
Net cash used in investing activities approximated $1.4 million for the nine months ended September 30, 2008 compared to $13.3 million during the nine months ended September 30, 2007. The primary uses of cash for the nine months ended September 30, 2008 were associated with property and equipment purchases of $779,000 and capitalized software feature enhancements of $629,000. In addition we paid $9,000 associated with the valuation of acquired intangible assets associated with the TJO acquisition. The decrease over the prior year period relates primarily to the TJO acquisition, which occurred on March 12, 2007.
Cash used in financing activities was approximately $3.3 million and $56,000 for the nine months ended September 30, 2008 and 2007, respectively. The primary uses of cash for the nine months ended September 30, 2008 related to purchases of common stock pursuant to our previously announced stock repurchase plan and payments under a promissory note and capital lease obligations. The primary sources of cash were from the exercise of stock options and the Employee Stock Purchase Plan.
Our working capital deficit improved to approximately $285,000 at September 30, 2008 from $906,000 at December 31, 2007. Current assets increased approximately $843,000 during the nine months ended September 30, 2008 resulting from increases in accounts and unbilled receivables and prepaid royalties, and was partially offset by a decline in our cash balance, a portion of which was used to repurchase approximately $2.9 million of our common stock pursuant to our stock repurchase plan. Current liabilities increased approximately $222,000 during the nine months ended September 30, 2008 resulting from increases in deferred revenue balances, and was partially offset by payments to vendors. As of September 30, 2008 our primary source of liquidity was $3.0 million of cash and cash equivalents, restricted cash, and interest receivable. We also have a $15.0 million revolving credit facility loan agreement, all of which was available at September 30, 2008.
We believe that our existing cash and cash equivalents, restricted cash, related interest receivable, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development, and capital expenditures for at least the next 12 months. As part of our growth strategy, we are actively reviewing possible acquisitions and other business ventures that complement our products and services. We anticipate that future acquisitions or other business ventures, if any, would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity or debt securities and/or borrowings under our revolving credit facility, or another facility, to finance any future acquisitions or other business ventures. The issuance of our stock as consideration for an acquisition or other business venture could have a dilutive effect on ownership and could adversely affect our stock price. There can be no assurance that additional sources of financing will be available to us on acceptable terms, or at all, to consummate any acquisitions or other business ventures. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could adversely affect our business, financial condition, and results of operations.

Commitments and Contingencies
We expect that our capital expenditures, software feature enhancements, and content purchases will approximate $3.5 million for 2008. We expect to fund these capital expenditures with existing cash and investments, from cash generated from operations, and if necessary from our revolving credit facility.
Our strategic alliances typically provide for payments to content partners based on revenues, and payments to development partners and other parties based on services rendered. We have commitments under capital lease obligations for computer hardware and office equipment and operating lease commitments for our operating facilities in Nashville, TN, Laurel, MD, and Franklin, TN. We also have scheduled monthly payments due under a promissory note.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of September 30, 2008, our outstanding indebtedness included a promissory note of approximately $1.2 million and approximately $49,000 of capital lease obligations. We may become subject to interest rate market risk associated with borrowings under our revolving credit facility, which bears interest at a variable rate based on the 30 Day LIBOR Rate plus 150 basis points. We are also exposed to market risk with respect to our cash balances. At September 30, 2008, the Company had cash and cash equivalents, restricted cash, and related interest receivable totaling approximately $3.0 million. Current investment rates of return approximate 2.0% — 3.0%. Assuming a 2.5% rate of return on $3.0 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $7,500.
The Company manages its investment risk by investing in corporate debt securities, foreign corporate debt, secured corporate debt, and municipal debt securities with minimum acceptable credit ratings. For certificates of deposit and corporate obligations, ratings must be A2/A or better and A1/P1 or better for commercial paper. The Company also requires that all securities must mature within 24 months from the original settlement date, the average portfolio shall not exceed 18 months, and the greater of 10% or $5.0 million shall mature within 90 days. Further, the Company’s investment policy also limits concentration exposure and other potential risk areas. As of September 30, 2008, we maintained no investments in marketable securities.
The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.
Item 4T. Controls and Procedures
Evaluation of Controls and Procedures
HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s Board of Directors authorized the Company to purchase up to $3,000,000 of its common stock through September 20, 2008. The table below sets forth activity under the stock repurchase plan for the quarter ended September 30, 2008:

				(d)
			(c)	Maximum number (or
	(a)		Total number of shares (or	approximate dollar value) of
	Total number of	(b)	units) purchased as part of	shares (or units) that may yet
	shares (or units)	Average price paid per share	publicly announced plans or	be purchased under the plans
Period	purchased	(or unit)(1)	programs	or programs
Month #1 (July 1 — July 31)	402,700	$2.40	402,700	$947,239
Month #2 (August 1 — August 31)	366,000	2.54	366,000	187
Month #3 (September 1 — September 30)	—	—	—	—

Total	768,700	$2.47	768,700	$—

(1)	The weighted average price paid per share of common stock does not include the cost of broker commissions.

Item 6.	Exhibits
     (a) Exhibits

31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.
	By:	/s/ Gerard M. Hayden, Jr.
Gerard M. Hayden, Jr.
November 12, 2008		Chief Financial Officer

HEALTHSTREAM, INC.
EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002