Form 10-K
period 2008-12-31
HEALTHSTREAM INC
filed 2009-03-27
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO
Commission File Number 000-27701
HEALTHSTREAM, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1443555 (I.R.S. Employer Identification No.)

209 10th Avenue South, Suite 450 Nashville, Tennessee (Address of principal executive offices)	37203 (Zip Code)
(615) 301-3100
(Registrant’s telephone number, including area code)

Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class	Name of each Exchange on which registered
Common Stock, No Par Value	NASDAQ Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the NASDAQ Global Stock Market on June 30, 2008 was $44,073,357. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of March 24, 2009, there were 21,382,055 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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
Item 1. Business
OVERVIEW AND HISTORY
HealthStream, Inc. (HealthStream or the Company) provides Internet-based learning and research solutions to meet the training, information, and education needs of the healthcare industry. Our learning products are used by healthcare organizations to meet a broad range of their training and assessment needs, while our research products provide our customers information about patients’ experiences, workforce challenges, physician relations, and community perceptions of their services. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other members of the healthcare industry. Our customer base across both learning and research business units includes over 2,400 healthcare organizations (predominately acute-care facilities) throughout the United States.
The Company’s flagship learning product is the HealthStream Learning Center® (HLC), our proprietary, Internet-based learning platform, which at December 31, 2008 had approximately 1,855,000 contracted hospital-based subscribers. We deliver educational and training courseware to our customers through the HLC platform. We also provide development and delivery of education initiatives to, and on behalf of, pharmaceutical and medical device companies to reach hospital-based healthcare professionals, including physicians and industry sales representatives. Our research products were added as a result of our acquisitions of Data Management & Research, Inc. (DMR) in March 2005 and The Jackson Organization, Research Consultants, Inc. (TJO) in March 2007, which expanded our service offerings to include quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, physicians, employees, and members of the community.
Headquartered in Nashville, Tennessee, the Company was incorporated in 1990 and began providing its Internet-based solutions in 1999 and providing its survey and research solutions in 2005. Including satellite offices in Laurel, Maryland and Franklin, Tennessee, HealthStream had approximately 300 full-time and 100 part-time employees as of December 31, 2008. From an initial focus on technology-based training, HealthStream has evolved to provide full-service delivery of education, training, research, and information to healthcare organizations.
INDUSTRY BACKGROUND
According to the deputy director of the National Health Statistics Group at the Centers for Medicare and Medicaid Services (CMS), spending in the healthcare industry reached approximately $2.2 trillion in 2007, or 16.2 percent of the gross domestic product. Hospital care expenditures accounted for approximately 32 percent of the $2.2 trillion industry. Approximately 10.4 million professionals are employed in the healthcare segment of the domestic economy, with approximately 5.3 million employed in hospitals, our target market for our learning and research products.
All of the 5.3 million hospital-based healthcare professionals that work in the nation’s approximately 5,000 acute-care hospitals are required by federal mandates and accrediting bodies to complete training in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA) and The Joint Commission, as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act (HIPAA).
In hospitals, staffing issues and personnel shortages have also contributed to the need for facility based workforce development as well as additional competency based training. The 2007 American Hospital Association (AHA) Survey of Hospital Leaders reported that there were approximately 116,000 vacancies for registered nurses (RNs) in the nation’s hospitals. Moreover, approximately 44% of hospitals indicated that recruitment of RNs had grown more difficult in the last year according to the same report. It is estimated that the shortage of RNs in the United States will increase to 340,000 by the year 2020 and will increase at three times the current rate over the next 13 years (Health Affairs, January/February, 2007). We believe that offering training and education for hospital personnel is increasingly being utilized as a retention and recruitment incentive.

Many healthcare professionals use continuing education to keep abreast of the latest developments and meet licensing, certification, and credentialing requirements. Continuing education requirements include continuing education for nurses, emergency medical services personnel, first responder personnel, radiologic personnel, and physicians. Pharmaceutical and medical device companies must also provide their medical industry sales representatives with training mandated for the healthcare industry and training for new products. Such companies also provide support for education and training for those audiences that use their products in healthcare organizations.
A large portion of the nation’s hospitals utilize research and survey tools to gain valuable insight about patients’ experiences, to assess workforce competency and engagement, to determine the status of physician relations and to measure the perceptions about the hospitals in the communities they serve. Industry-wide, interest is increasing in research, due, in part, to the CAHPS® (Consumer Assessment of Healthcare Providers and Systems) Hospital Survey launched by CMS in partnership with the Agency for Healthcare Research and Quality (AHRQ). According to the Deficit Reduction Act of 2005, hospitals must submit data for certain required quality measures—which for inpatients includes the CAHPS® Hospital Survey—in order to receive the full market basket increase to their reimbursement payment rates from CMS. Hospitals that fail to submit this survey data will incur a reduction of two percentage points in the inpatient market basket update amount for the following federal fiscal year. We are designated as a certified vendor and offer CAHPS® Hospital Survey services.
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
HEALTHSTREAM’S SOLUTIONS
HealthStream’s products and services are organized into two segments, 1) HealthStream Learning and 2) HealthStream Research, which collectively help healthcare organizations meet their ongoing training, education, information, and compliance needs. Our objective is to better support our healthcare organization customers in their efforts to transform insight into action as they measure and benchmark key data points for their constituencies and then incorporate the results into training and improvement through our learning products.
HealthStream Learning
Within HealthStream Learning, we bring training and education content together with administrative and management tools through our Internet-based platforms, the HealthStream Learning Center® and a more streamlined version, HealthStream Express™. We offer our Internet-based platform customers a wide array of additional courseware subscriptions. Our learning management system supports healthcare administrators in configuring training to meet the precise needs of different groups of employees, modifying training materials, and documenting that training has been completed. At December 31, 2008, 1,855,000 healthcare professionals had contracted subscriptions for our Internet-based HLC services. Pricing for the HLC is subscription based, with fees based on the number of subscribers, courseware provided, and other factors. We offer training, implementation, and account management services to facilitate adoption of our platform. Fees for training are based on the time and efforts of the personnel involved. Implementation fees vary based on the size, scope, and complexity of the project.
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
During 2008, we completed the initial development phase of our HealthStream Competency CenterTM (HCC) product, and began pilot implementations with select customers. This product will allow us to offer our customers tools to assess competency and performance. Competency assessment is a requirement of hospitals and healthcare organizations for maintaining accreditation, based on requirements from The Joint Commission to evaluate, document, and report performance competencies. We anticipate that our new product will provide an effective means of determining which competencies are associated with each position and evaluating and documenting competency assessments. This new product is also intended to facilitate the development of a custom training program of courses available through the HLC that uniquely responds to the needs identified for each employee.

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
Our strategy for HealthStream Learning is to continue growing our customer base of approximately 1,855,000 contracted subscribers using the Internet-based HLC, as well as expanding penetration of additional courseware, tools, and other professional services across our customer base. We will continue to seek opportunities to leverage this customer base through the deployment of pharmaceutical and medical device training and education.
HealthStream Research
HealthStream Research complements HealthStream Learning’s product and service offerings by providing hospital-based customers with patient, physician, employee, and community surveys, data analyses of survey results, and other research-based measurement tools. HealthStream Research was formed after the acquisition of TJO in March 2007, which expanded our customer base and product strengths. Our services are designed to provide thorough analyses that provide insightful recommendations for change; to provide benchmarking capability using our comprehensive databases; and to provide consulting services to identify solutions for our customers based on their survey results. Clients are able to access and analyze their survey results data through Insights Online, our secure web-based reporting platform. Our survey and research solutions focus on providing industry-leading, statistically valid data to assist our customers with their decision making related to their organization’s performance improvement objectives. In addition to collecting and reporting data, we provide expert analysis and consulting to help customers understand their survey results and the underlying impact on their business. It is with this insight that healthcare organizations are able to develop plans for improved performance that is able to be delivered through HealthStream’s learning solutions. Pricing for these services is based on the survey type, delivery method, size of the survey instrument, sample size, frequency of survey cycles, and other factors.
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
BUSINESS COMBINATION
We acquired TJO in March 2007. For additional information regarding this acquisition, please see Note 2 of the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.
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

SALES AND MARKETING
We market our products and services primarily through our direct sales teams, our consultants, and our account relationship managers, who are based at our corporate headquarters in Nashville, Tennessee and in our satellite offices located in Laurel, Maryland and Franklin, Tennessee, as well as remote home office sales locations. As of December 31, 2008, our HealthStream Learning sales and relationship management personnel consisted of 41 employees and our HealthStream Research sales and consultant personnel consisted of 19 employees. Our geographically dispersed field sales organization is divided into one team focused on selling our learning products and a separate sales team focused on selling our research products. In addition to sales professionals, we also employ strategic account personnel that manage our largest customer relationships as well as account relationship managers and consultants who work to develop and expand relationships, including contract renewals.
We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups and trade shows, online promotion and demonstrations, telemarketing campaigns, public relations, distribution of product specific literature, direct mail and advertising.
Over the past several years, we have hosted a national users’ group conference in Nashville known as “The Summit,” and during 2008, we hosted this event with one conference for both HealthStream Learning and HealthStream Research customers. We utilized this client conference to reach out to existing and potential customers and business partners, provide training and educational services, and demonstrate our new and existing product offerings. We have marketing teams that are responsible for these initiatives and for working with and supporting our product managers and sales teams.
OPERATIONS
We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services, recurring sales, and development and maintenance of new and existing products are dependent on the strength of our operations, customer service, product development and maintenance, training, and other support teams. As of December 31, 2008, these personnel consisted of approximately 82 employees for Learning and approximately 220 employees for Research, of which 151 employees worked in our interviewing center. Our Learning operations team consists of personnel associated with customer support, implementation services, product development and maintenance, training, and project management. Our Research operations team consists of personnel associated with phone interviewing, distributing and processing paper-based survey instruments, data analysis and reporting of survey results, and project management.
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
COMPETITION
The healthcare education industry is highly fragmented, varies significantly in delivery methods (i.e., written materials, live events, satellite broadcasts, video, CD-ROM products and online products), and is composed of a wide variety of entities competing for customers. The sheer volume of healthcare information available to satisfy continuing education needs, rapid advances in medical developments, and the time constraints that healthcare professionals face make it difficult to quickly and efficiently access the continuing education content most relevant to an individual’s practice or profession. Historically, healthcare professionals have received continuing education and training through offline publications, such as medical journals and CD-ROMs, and by attending conferences and seminars. In addition, other healthcare workers and pharmaceutical and medical device manufacturers’ sales and internal regulatory personnel usually fulfill their education and training needs through instructor-led programs from external vendors or internal training departments. While these approaches satisfy the ongoing education and training requirements, they are typically costly and inconvenient. In addition, live courses are often limited in the breadth of offerings and do not provide a method for tracking training completion. The results of these traditional methods, both from a business and compliance standpoint, are difficult to track and measure. While hospitals and health systems occasionally survey their patients, physicians and employees using their own internal resources, the practice is limited since they do not typically possess the valuable comparative benchmarking data which is available from independent survey research vendors.
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
GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY
The Internet
The laws and regulations that govern our business change rapidly. The United States government and the governments of some states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:
•	Privacy and Security Laws. Current and proposed federal, state and foreign privacy and security regulations and other laws restricting the collection, use, security and disclosure of personal information could limit our ability to collect information or use and disclose the information in our databases or derived from other sources to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation. For example, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) has expanded the application of certain HIPAA privacy and security requirements to apply directly to us as a business associate of our customers.

•	Encryption Laws. Many copyright owner associations have lobbied the federal government for laws requiring copyrighted materials transmitted over the Internet to be digitally encrypted in order to track rights and prevent unauthorized use of copyrighted materials. If these laws are adopted, we may incur substantial costs to comply with these requirements or change the way we do business.

•	Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us violates these regulations.

•	Information Security Accountability Regulation. The ARRA provides that the U.S. Department of Health and Human Services (“HHS”) must issue regulations requiring covered entities to report certain security breaches to individuals affected by the breach and, in some cases, to HHS or to the public via website. This reporting obligation will apply broadly to breaches involving unsecured protected health information. Congress has considered bills that would require companies to engage independent third parties to audit the companies’ computer information security. In addition, we are subject to certain state laws that relate to privacy or the reporting of security breaches that are more restrictive than the requirements of the AARA. For example, California has enacted legislation requiring disclosure of security breaches involving personal information and medical information. We may incur costs to comply with these security requirements. Because many of these laws are new and there is little guidance related to many of these laws, it is difficult to estimate the cost of our compliance with these laws. If the Company is required to make a public announcement regarding a breach of security or if one of the Company’s customers is required to make a public announcement in connection with a breach of security by the Company, the Company’s business could be negatively impacted.

•	Sales and Use Tax. Through December 31, 2008, we collected sales, use or other taxes on taxable transactions in all states in which we have employees or have a significant level of sales activity. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet.
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
The Joint Commission. The Joint Commission mandates that employers in the healthcare industry provide certain workplace safety and patient interaction training to employees. Training required by The Joint Commission may include programs on infection control, patient bill of rights, radiation safety, and incident reporting. Healthcare organizations are required to provide and document training on these topics to receive accreditation from The Joint Commission. In addition, The Joint Commission imposes continuing education requirements on physicians that relate to each physician’s specific staff appointments.
Health Insurance Portability and Accountability Act (HIPAA). HIPAA regulations require certain organizations, including most healthcare providers and health plans, to adopt safeguards regarding the use and disclosure of health-related information. HIPAA regulations also require organizations that maintain or transmit health information electronically in connection with certain transactions to provide reasonable and appropriate safeguards to protect the privacy, integrity and confidentiality of individually identifiable healthcare information. These healthcare organizations are required to establish, maintain and provide training with regard to their policies and procedures for protecting the integrity and confidentiality of individually identifiable healthcare information. Healthcare organizations are required to document training on these topics to support their compliance. Recently the ARRA expanded the application of certain HIPAA privacy and security requirements to apply directly to companies (known as business associates) that provide services to certain healthcare organizations.
Continuing Nursing Education (CNE). State nurse practice laws are usually the source of authority for establishing the state board of nursing requirements. The state board of nursing establishes the state’s CNE requirements for professional nurses. CNE credits are provided through accredited providers that have been approved by the American Nurses Credentialing Center (ANCC) Commission on Accreditation and/or the state board of nursing. CNE requirements vary widely from state to state. Thirty-two states require registered nurses to certify that they have accumulated a minimum number of CNE credits in order to maintain their licenses. In some states, the CNE requirement only applies to re-licensure of advance practice nurses, or additional CNEs may be required of this category of nurses. Required CNE ranges from 12 to 50 credits annually, with reporting generally on a bi-annual basis. Board certifications (e.g., CNOR — certification of perioperative nursing) also require CNE credits, with certain percentages required in specific categories based on the certification type. We are an accredited provider of CNE by the ANCC.

Continuing Medical Education (CME). State licensing boards, professional organizations and employers require physicians to certify that they have accumulated a minimum number of continuing medical education hours to maintain their licenses. Generally, each state’s medical practice laws authorize the state’s board of medicine to establish and track CME requirements. Forty-eight state medical licensing boards currently have CME requirements, as well as Puerto Rico, Guam, and the U.S. Virgin Islands. The number of CME hours required by each state ranges from 12 to 50 hours per year. Other sources of CME requirements are state medical societies and practice specialty boards. The failure to obtain the requisite amount and type of CME could result in non-renewal of the physician’s license to practice medicine and/or membership in a medical or practice specialty society. The American Medical Association’s (AMA) Physician Recognition Award certificate (PRA) is widely accepted as proof of participation in CME. The AMA classifies continuing medical education activities as either Category 1, which includes formal CME activities, or Category 2, which includes most informal activities. Sponsors want to designate CME activities for AMA PRA Category 1 Credit™ because this has become the benchmark for quality in formally organized educational activities. Most agencies nationwide that require CME participation specify AMA PRA Category 1 Credit™. Only institutions and organizations accredited to provide CME can designate an activity for AMA PRA Category 1 Credit™. The Accreditation Council for Continuing Medical Education (ACCME), is responsible for awarding accreditation status to state medical societies, medical schools, and other institutions and organizations that provide CME activities for a national audience of physicians. Only institutions and organizations are accredited. The ACCME and state medical societies do not accredit or approve individual activities. State medical societies, operating under the aegis of the ACCME, accredit institutions and organizations that provide CME activities primarily for physicians within the state or bordering states. We are an accredited provider of CME by the ACCME.
Consumer Assessment of Healthcare Providers and Systems (CAHPS). CMS has partnered with AHRQ to develop a standardized survey instrument and data collection methodology for measuring patients’ perspectives on hospital care. The intent of the survey is to produce comparable data on the patients’ perspectives to allow consumer-based comparisons between hospitals, align incentives to drive hospitals to improve their quality of care, and increase the transparency of hospital reporting. According to the Deficit Reduction Act of 2005, hospitals must submit data for certain required quality measures—which for inpatients includes the CAHPS® Hospital Survey—in order to receive the full market basket increase to their reimbursement payment rates from CMS. While hospital participation is voluntary, hospitals that fail to submit this survey data will incur a reduction of two percentage points in the inpatient market basket update amount for the following federal fiscal year. We have received certified vendor designation, and will continue to offer CAHPS® Hospital Survey services.
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
Regulation of Educational Program Sponsorship and Support
The Office of Inspector General (OIG) issued Compliance Program Guidance for Pharmaceutical Manufacturers in April 2003 and issued Compliance Program Guidance for the Durable Medical Equipment, Prosthetics, Orthotics, and Supply Industry in July 1999 (collectively, the Guidelines). These documents include guidelines related to continuing educational activities supported by pharmaceutical and medical device companies. The Guidelines already have and may continue to affect the type and extent of commercial support we receive for our continuing education activities. The trade associations for the pharmaceutical and medical device industries (PhRMA and AdvaMed, respectively) have also promulgated their own codes of ethics. In January 2009, the PhRMA code of ethics was updated, and AdvaMed has announced changes to its code of ethics that will be effective in July 2009. These changes placed further restrictions on the interactions between industry and health care professionals. The AMA has established its own code of ethics regarding Gifts to Physicians from Industry to provide standards of conduct for the medical profession. The Company follows the rules and guidelines provided by ACCME, ANCC, and other continuing education accrediting bodies to ensure that its continuing education programming is free from commercial bias and consistent with the Guidelines.
The U.S. Food and Drug Administration and the Federal Trade Commission
Current FDA and FTC rules and enforcement actions and regulatory policies or those that the FDA or the FTC may develop in the future could have a material adverse effect on our ability to provide existing or future applications or services to our end users or obtain the necessary corporate sponsorship to do so. The FDA and the FTC regulate the form, content and dissemination of labeling, advertising and promotional materials, including direct-to-consumer prescription drug and medical device advertising, prepared by, or for, pharmaceutical, biotechnology or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, regulated companies must limit their advertising and promotional materials to discussions of the FDA-approved claims and, in limited circumstances, to a limited number of claims not approved by the FDA. Therefore, any information that promotes the use of pharmaceutical or medical device products that is presented with our services is subject to the full array of the FDA and FTC requirements and enforcement actions. We believe that banner advertisements, sponsorship links and any educational programs that lack independent editorial control that we may present with our services could be subject to FDA or FTC regulation. While the FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on the advertiser, if the FDA or FTC finds that any regulated information presented with our services violates FDA or FTC regulations, they may take regulatory action against us or the advertiser or sponsor of that information. In addition, the FDA may adopt new regulatory policies that more tightly regulate the format and content of promotional information on the Internet.
Other Government Regulations
In December 2007, the SEC issued new rules for smaller reporting companies, expanding the number of companies that qualify for its scaled disclosure requirements. The Company continues to monitor these regulations and rulings to ensure that we appropriately allocate our resources to maintain compliance with all applicable regulations. Currently, our compliance with Section 404 of the Sarbanes-Oxley Act is applicable for calendar year 2009.
INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS
To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements and procedures with employees, consultants and other third parties, license agreements with consultants, vendors and customers, and control access to our software, documentation and other proprietary information. We own Federal trademark and service mark registrations for the marks “HEALTHSTREAM”, “HOSPITAL DIRECT”, “OR PROTOCOL”, and “QUALITY CHECK.”
The courseware that we license to our customers is developed through a combination of license agreements with publishers or authors, assignments and work-for-hire arrangements with third parties, and development by employees. We require publishers, authors and other third parties to represent and warrant that their content does not infringe on or misappropriate any third-party intellectual property rights and that they have the right to provide their content and have obtained all third-party consents necessary to do so. Our publishers, authors and other third parties also agree to indemnify us against certain liability we might sustain due to the content they provide.
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
OUR EMPLOYEES
As of December 31, 2008, we employed approximately 300 full-time and 100 part-time persons, including approximately 150 employees in our interviewing center. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a brief summary of the business experience of each of the executive officers of the Company. Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	41	Chief Executive Officer, President and Chairman of the Board of Directors
Jeffrey S. Doster	44	Senior Vice President and Chief Technology Officer
Gerard M. Hayden, Jr.	54	Senior Vice President and Chief Financial Officer
Arthur E. Newman	60	Executive Vice President
J. Edward Pearson	46	Senior Vice President and President of HealthStream Research™
Kevin P. O’Hara	39	Senior Vice President, General Counsel, and Compliance Officer
Robert A. Frist, Jr., one of our co-founders, has served as our chief executive officer and chairman of the board of directors since 1990 and president since 2001. He graduated with a Bachelor of Science in business with concentrations in finance, economics and marketing from Trinity University.
Jeffrey S. Doster joined the Company in May 2008 as senior vice president and chief technology officer. From November 2006 to May 2008, he served as principal at The Altus Group LLC, a business consulting company. From March 2005 to October 2006, he served as senior vice president and chief technology officer at The Shop at Home Network, LLC, a television shopping company. From October 2000 to April 2004, he served as senior vice president of information technology at New Roads, Inc., a provider of fulfillment and other services to retailers. He earned undergraduate degrees in both Economics and Business Administration from Towson University, as well as a Master of Business Administration from Loyola College, in Maryland.
Gerard M. Hayden, Jr. joined the Company as senior vice president and chief financial officer in May 2008. From April 2007 to May 2008, he served as executive vice president and chief financial officer of MedAvant Healthcare Solutions, a healthcare transaction processing company. From January 2005 to April 2007, he was a consultant for various healthcare, technology and other business ventures. From November 2001 to January 2005, he served as chief financial officer for Private Business, Inc., a company offering marketing and software solutions to regional and community banks in the United States. He earned a Bachelor of Arts from the University of Notre Dame and a Master of Science from Northeastern University. Mr. Hayden served on the Company’s Board of Directors and was a member of the Audit Committee from September 2006 to May 2008.
Arthur E. Newman joined the Company in January 2000, and is currently our Executive Vice President. Previously he served as our chief financial officer and senior vice president from January 2000 to May 2006. He holds a Bachelor of Science in chemistry from the University of Miami and a Master of Business Administration from Rutgers University.
J. Edward Pearson joined the company in June 2006 as senior vice president, responsible for our survey and research business and was named president of HealthStream Research™ during 2007. From June 2003 to June 2006, he served as president and chief executive officer of DigiScript, an Internet-based training and communication solutions provider for the life sciences industry. He earned a Bachelor of Business Administration in accounting from Middle Tennessee State University.
Kevin P. O’Hara joined the company in 2002, and was promoted to senior vice president and general counsel in February 2007. He assumed compliance officer responsibilities during August 2007. He previously served as vice president for the company. He earned a Bachelor of Arts degree and a J.D. from Vanderbilt University.
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
Our business strategy includes increasing our market share and presence through sales to new customers, additional sales to existing customers, introductions of new products and services, and maintaining strong relationships with our existing customers. Some of the risks that we may encounter in executing our growth strategy include:
•	expenses, delays and difficulties of identifying and integrating new products or services into our existing organization;

•	inability to leverage our operational and financial systems sufficiently to support our growth;

•	inability to generate sufficient revenue from new products to offset investment costs;

•	inability to effectively identify, manage and exploit existing and emerging market opportunities;

•	inability to maintain our existing customer relationships;

•	increased competition from new and existing competitors; and

•	lengthy sales cycles, or customers delaying purchasing decisions due to economic conditions.
If any of these risks are realized, our business could suffer.
We may be unable to effectively identify, complete or integrate the operations of future acquisitions.
As part of our growth strategy, we actively review possible acquisitions that complement or enhance our business. We may not be able to identify, complete or integrate the operations of future acquisitions. In addition, if we finance acquisitions by issuing equity securities, our existing shareholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions and investments, our business prospects may be seriously harmed. Some of the risks that we may encounter in implementing our acquisition strategy include:
•	expenses, delays or difficulties in identifying and integrating acquired companies into our organization;

•	inability to retain personnel associated with acquisitions;

•	diversion of management’s attention from daily operations; and

•	inability to generate sufficient revenues, profits, and cash flows from acquisitions to offset our investment costs.
Revenue recognition for certain products and services is dependent upon customer scheduling and acceptance.
As revenues from our subscription business continue to increase, a larger portion of our revenues will be predictable; however, quarterly performance may be more subject to fluctuations. Our HealthStream Research products and services are typically contracted by healthcare organizations for multi-year terms, but the frequency, sample size, and timing of survey cycles can vary from quarter to quarter and year to year. Also, other project-based products, such as live events, certain content development, and professional services, are subject to the customers’ involvement in the provision of the product. The magnitude of these project-based service contracts may vary widely from quarter to quarter and year to year, and thus may affect our ability to accurately predict quarterly and annual financial performance.
Our sales cycle is lengthy and can vary widely.
The period from our initial contact with a potential customer and the first purchase of our solution by the customer typically ranges from three to nine months, and in some cases has extended much further. The range in the sales cycle can be impacted by multiple factors, including an increasing trend towards more formal request for proposals (RFP) processes and more competition within our industry, as well as formal budget timelines which impact timing of purchases by target customers. As a result of these factors, we have only limited ability to forecast the timing and type of initial sales. This, in turn, makes it more difficult to predict quarterly and annual financial performance.
We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, marketing, and other resources.
Several of our competitors and many potential competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than we do. We encounter direct competition from both large and small e-learning companies and other companies focused on training and continuing education in the healthcare industry. We also face competition from larger survey and research companies. Given the profile and growth of the healthcare industry and the growing need for education, training, research, and information, it is likely that additional competitors will emerge. We believe we maintain a competitive advantage against our competitors by virtue of the comprehensive array of products and services we offer. If our competitors were to offer a complete e-learning solution to the healthcare industry, our competitive position could be adversely affected. These companies may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Further, most of our customer agreements are for terms ranging from one to three years, with no obligation to renew. The short terms of these agreements enable customers to shift to one of our competitors.

Growth in courseware subscription revenues depends, in part, on our obtaining proper distribution rights from our content partners.
Most of our agreements with content providers are for initial terms of two to three years. The content partners may choose not to renew their agreements with us or may terminate the agreements early if we do not fulfill our contractual obligations. If a significant number of our content providers terminate or fail to renew their agreements with us on acceptable terms, it could result in a reduction in the number of courses we are able to distribute, causing decreased revenues. Most of our agreements with our content partners are non-exclusive, and our competitors offer, or could offer, training and continuing education content that is similar to or the same as ours. If publishers and authors, including our current content partners, offer information to users or our competitors on more favorable terms than those offered to us, or increase our license fees, our competitive position and our profit margins and prospects could be harmed. In addition, the failure by our content partners to deliver high-quality content and to revise their content in response to user demand and evolving healthcare advances and trends could result in customer dissatisfaction and inhibit our ability to attract and retain subscribers of our courseware offerings.
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
We use some licensed third party technology components in our products. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these licenses could result in delays in the introduction of new products and services or could force us to discontinue offering portions of our learning management or survey and research solutions until equivalent technology, if available, is identified, licensed and integrated. The operation of our products would be impaired if errors occur in the third party technology or content that we incorporate, and we may incur additional costs to repair or replace the defective software. It may be difficult for us to correct any errors in third party software because the software is not within our control. Accordingly, our revenue could decrease and our costs could increase in the event of any errors in this technology. Furthermore, we may become subject to legal claims related to licensed technology based on product liability, infringement of intellectual property or other legal theories.
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
For the year ended December 31, 2008, approximately 55 percent of our net revenues were derived from our Internet-based subscription products. Our Internet-based HLC customers have no obligation to renew their subscriptions for our products or services after the expiration of the initial subscription period, and in fact, some customers have elected not to renew their subscription. In addition, our customers may renew at a lower pricing or activity level. During the year ended December 31, 2008, we renewed 100% of the annual HLC contract value up for renewal and 91% of the subscribers which were up for renewal. Because a significant portion of our customer contracts have only renewed one or two times, we do not have sufficient historical data to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our revenues could be adversely affected, which would have a material adverse affect on our results of operations and financial position. Contracts for our survey and research services typically range from one to three years in length, and customers are not obligated to renew their contract with us after their contract expires. If our customers do not renew their arrangements for our services, or if their activity levels decline, our revenue may decline and our business will suffer.

The timing of our revenue recognition from sales activity is dependent upon achievement of certain events or performance milestones, and our inability to accurately predict them will impact our operating results.
Our ability to recognize revenues is dependent upon several factors including the transfer of customer-specific information such as unique subscriber IDs, which are required for us to implement customers on our Internet-based learning platform. Accordingly, if customers do not provide us with the specified information in a timely manner, our ability to recognize revenues will be delayed, which could adversely impact our operating results. In addition, completion and acceptance by our customers of developed content and courseware must be achieved, survey responses must be received and tabulated, and utilization of courseware is required in connection with subscription Internet-based learning products for us to recognize revenues. As we noted above, while we have been successful in achieving growth in our subscription based revenues, our project-based revenues are likely to be subject to significant fluctuations.
Because we recognize revenue from subscriptions for our products and services over the term of the subscription period, downturns or upturns in sales may not be immediately reflected in our operating results.
We recognize approximately 55% of our revenue from customers monthly over the terms of their subscription agreements, which have initial contract terms ranging from one to three years, although terms can range from less than one to up to five years. As a result, much of the revenue we report in each quarter is related to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
We may not be able to meet our strategic business objectives unless we obtain additional financing, which may not be available to us on favorable terms or at all.
Our current cash reserves, revolving credit facility, and results of operations are expected to be sufficient to meet our cash requirements through at least 2009. However, we may need to raise additional funds in order to:
•	develop new, or enhance existing, services or products;

•	respond to competitive pressures;

•	finance working capital requirements; or

•	acquire complementary businesses, technology, content or products.
At December 31, 2008, we had approximately $4.1 million in cash, cash equivalents, restricted cash, and related interest receivable. We also have up to $15.0 million of availability under a revolving credit facility, subject to certain covenants, which is up for renewal in July 2009. We expect to incur up to $3.5 million of capital expenditures, software feature enhancements and content purchases during 2009 to support our business. In September 2007 we authorized a stock repurchase plan, with approval to acquire up to $3.0 million of our common stock and we completed that stock repurchase plan during 2008. We continue to actively review possible business acquisitions that would complement our products and services. We may not have adequate cash and investments or availability under our revolving credit facility to consummate one or more acquisitions. The credit markets have been experiencing extreme volatility and disruption, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced.
We have significant goodwill and identifiable intangible assets recorded on our balance sheet that may be subject to impairment losses that would reduce our reported assets and earnings.
As of December 31, 2008, our balance sheet included goodwill of $21.1 million and identifiable intangible assets of $4.7 million. Economic, financial, legal, regulatory, competitive, contractual, and other factors may affect the carrying value of goodwill and identifiable intangible assets in the future. If any of these factors impair the value of these assets, accounting rules require us to reduce their carrying value and report an impairment charge, which would reduce our reported assets and earnings in the period an impairment is recognized.

Our stock price is likely to be volatile.
The market price of our common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as the following, many of which are beyond our control: quarterly variations in our operating results; operating results that vary from the expectations of securities analysts and investors; changes in expectations as to our future financial performance; changes in market valuations of other online service companies; future sales of our common stock; stock market price and volume fluctuations; general political and economic conditions, such as a recession or war or terrorist attacks or interest rate or currency rate fluctuations; and other risk factors described in this Annual Report on Form 10-K. Moreover, our stock is thinly traded, and we have a relatively small public float. These factors may adversely affect the market price of our common stock. In addition, the market prices for stocks of many Internet related and technology companies have historically experienced significant price fluctuations that in some cases appear to bear no relationship to the operating performance of these companies. A significant decline in our stock price could be an impairment indicator for goodwill and other long-lived assets, which could result in an impairment charge and reduction of our reported asset carrying values.
The current uncertain economic environment may have a negative impact on our customers and our company which could have a significant impact on our revenue, operating results and financial condition.
It is difficult to predict the full magnitude and duration of the current uncertain economic environment and its related impact on our customers, suppliers and our company. For example, our customers may experience fluctuations or declines in their business which, in turn, could have an impact on us. The potential negative effects on the Company include, but are not limited to, reductions in our renewal and revenue growth rates, pressure to reduce our prices, shorter contract terms, and potential write-offs or delays in payments from customers which would increase our accounts receivable resulting in a deterioration of our cash flow and working capital position. We continue to monitor general economic conditions, however, and depending on the severity and/or duration of any economic downturn, these circumstances could have a material adverse effect on our revenue, results of operations and financial condition.
Risks Related to Sales, Marketing and Competition
We continue to refine our pricing for our products and services and cannot predict whether the ongoing changes will be accepted.
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
Risks Related to Operations
Any failure to successfully release and deploy the new version of our Insights Online reporting platform could harm our business.
A new version of our Insights Online reporting platform will be released during 2009. It is common for new releases of software or feature enhancements to contain defects or errors that are discovered during the period immediately following the release. Although we rigorously test and apply quality assurance processes to our products prior to their release, we cannot assure that all defects or errors are identified. If serious defects or errors are detected after the release of the new version of our Insights Online reporting system, we may experience incremental costs to correct such errors and experience delays in transitioning our customer base to the new version. This could also result in the potential loss of customers, lower revenues, and increased expenses, which could harm our business.
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
Our future success will depend on our ability to attract, train, motivate, and retain other highly skilled technical, managerial, marketing, customer support, and survey personnel. Competition for certain personnel is intense, especially for developers, web designers and sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. We have experienced difficulty in the past hiring qualified personnel in a timely manner for these positions. The pool of qualified technical personnel, in particular, is limited in Nashville, Tennessee, where our headquarters are located. Our interviewing center is located in Laurel, Maryland, and we may experience difficulty in maintaining and recruiting qualified individuals to perform these services. We will also need to maintain the size of our staff to support our anticipated growth, without compromising the quality of our offerings or customer service. Our inability to locate, hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our services.
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
The laws and regulations that govern our business change rapidly. The United States government and the governments of states and foreign countries have attempted to regulate activities on the Internet. Evolving areas of law that are relevant to our business include privacy and security laws, proposed encryption laws, content regulation, information security accountability regulation, and sales and use tax laws and regulations. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. These uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. In addition, certain laws mandate that our customers contractually require us to protect the privacy and security of certain personal and health related information. If we fail to abide by these required contractual provisions, our customers may terminate their contracts with us. In addition, the ARRA recently expanded the application of certain of the HIPAA privacy and security regulations to apply directly to business associates including us. Violations of HIPAA privacy and security regulations may result in civil and criminal penalties. Further, the ARRA has increased these penalties and strengthened other enforcement provisions of HIPAA, which may result in increased enforcement activity. See “Business — Government Regulation of the Internet and the Healthcare Industry” for a more complete discussion of these laws and regulations.
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
Government regulations and industry standards may reduce our business activity with pharmaceutical and medical device customers.
In April 2003, the OIG of the Department of Health and Human Services (HHS) issued “OIG Compliance Program Guidance for Pharmaceutical Manufacturers.” In July 1999, the OIG issued “Compliance Program Guidance for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry.” These guidelines collectively identify three areas of risks for pharmaceutical and medical device companies and recommend certain best practices to be included in a compliance plan designed to avoid the risk of federal healthcare program abuse. The guidance highlighted a number of arrangements that have the potential to trigger fraud and abuse violations, including educational grants. In April 2007, the U.S. Senate Finance Committee released a report critical of practices related to the funding of educational programs by pharmaceutical manufacturers. Congress is considering legislation that would require manufacturers of drugs, devices, and medical supplies to report to HHS anything of value, including educational programs, given by such manufacturers to physicians. This legislation would require that HHS make such information publicly available on the Internet.
The Company follows the rules and guidelines provided by the ACCME, ANCC and other continuing education accrediting bodies to ensure that its continuing education programming is free from commercial bias and consistent with the OIG guidance. Recent changes in the codes of ethics of the pharmaceutical and medical device trade associations place further restrictions on interactions between pharmaceutical and medical device manufacturers and health care professionals. The majority of the Company’s accredited continuing education programming is funded by educational grants from our pharmaceutical and medical device customers. There is no assurance that our pharmaceutical and medical device customers will continue to provide educational grants consistent with past practices. In fact, we have experienced a reduction in live event activities we provide which are supported by pharmaceutical and medical device companies. To the extent that our customers continue to curtail or restructure their business practices, our business with this customer base may suffer.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal office is located in Nashville, Tennessee. Our lease for approximately 32,000 square feet at this location expires in April 2010. The lease provides for a five-year renewal option with rates increasing during the renewal period. Rent at this location is currently approximately $23,000 per month.
In connection with the acquisition of TJO in March 2007, we are leasing approximately 19,000 square feet of office space in Laurel, Maryland. The lease expires in March 2012 and provides for two renewal options for two years each. Rent at this location is approximately $31,000 per month, with annual rental increases of approximately three percent.
We are leasing approximately 8,000 square feet of office space in Franklin, Tennessee. Rent at this location is approximately $9,000 per month through August 2009 when the lease expires.
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market under the ticker symbol HSTM:

	Common Stock Price
	2008		2007
	High	Low	High	Low
First Quarter	$3.37	$2.77	$4.63	$3.31
Second Quarter	3.20	2.57	4.33	3.39
Third Quarter	3.07	2.33	3.41	2.52
Fourth Quarter	2.76	2.01	3.73	2.83
On March 3, 2009, there were 2,530 registered holders and approximately 149 beneficial holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
DIVIDEND POLICY
We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations.

STOCK PERFORMANCE GRAPH
The graph below compares the cumulative total shareholder return on our common stock since December 31, 2003, with the cumulative total return of companies on the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index over the same period (assuming the investment of $100 in our common stock, the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index on December 31, 2003 (for our stock and the indices) and reinvestment of all dividends).
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)
Among HealthStream, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

(1)	$100 invested on 12/31/2003 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
RECENT SALES OF UNREGISTERED SECURITIES
There have been no sales of unregistered securities since December 31, 2007.
ISSUER PURCHASES OF EQUITY SECURITIES
There were no common stock purchases by the Company during the quarter ended December 31, 2008.
Item 6. Selected Financial Data
The selected statements of income data for the three-year period ended December 31, 2008 and the balance sheet data as of December 31, 2008 and 2007 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, our independent registered public accounting firm, which are included elsewhere in this report. You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report.
HealthStream acquired TJO on March 12, 2007 and DMR on March 28, 2005. TJO’s results of operations are included within our consolidated statement of operations effective March 13, 2007. DMR’s results of operations are included within our consolidated statement of operations effective March 29, 2005. As a result of these acquisitions, the annual results presented below are not comparable. Revenues may be subject to fluctuations as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report. During 2008, we recognized a portion of our deferred tax assets, resulting in an income tax benefit of approximately $375,000. During 2007 we recognized a portion of our deferred tax assets, resulting in an income tax benefit of approximately $2.0 million. During 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payment” which resulted in approximately $772,000, $742,000, and $682,000 of stock based compensation expense for 2008, 2007 and 2006, respectively. As a result of these factors, the annual results presented below are not comparable. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues, net	$51,600	$43,949	$31,783	$27,359	$20,057
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	19,653	16,162	10,869	9,746	7,277
Product development	5,670	4,308	3,503	2,928	2,531
Sales, marketing, general and administrative expenses	18,972	17,060	12,613	10,411	9,433
Depreciation and amortization	4,822	4,503	2,889	2,678	2,107

Total operating costs and expenses	49,118	42,033	29,874	25,763	21,348
Income (loss) from operations	2,482	1,916	1,909	1,596	(1,291)
Other income (expense)	72	226	619	338	243

Income (loss), before income taxes	2,554	2,142	2,528	1,934	(1,048)
Income tax (benefit) provision	(301)	(1,945)	28	21	—

Net income (loss)	$2,855	$4,087	$2,500	$1,913	$(1,048)

Net income (loss) per share — basic	$0.13	$0.19	$0.12	$0.09	$(0.05)

Net income (loss) per share — diluted	$0.13	$0.18	$0.11	$0.09	$(0.05)

Weighted average shares of common stock outstanding — basic	21,707	21,999	21,577	21,051	20,586

Weighted average shares of common stock outstanding — diluted	22,204	22,701	22,359	21,942	20,586

	At December 31,
	2008	2007	2006	2005	2004
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$4,107	$3,599	$10,726	$5,726	$2,257
Investments in marketable securities — short and long term	—	—	1,700	6,175	14,025
Goodwill and intangible assets	25,885	26,851	13,073	13,582	3,473
Working capital (deficit)	1,148	(906)	11,148	9,428	15,379
Total assets	52,797	53,361	41,008	35,216	28,436
Deferred revenue	10,202	9,493	5,376	4,503	3,866
Long-term debt and capital leases, net of current portion	320	1,064	107	216	29
Shareholders’ equity	36,763	35,714	29,634	25,800	21,730
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
Revenues for the year ended December 31, 2008 were approximately $51.6 million compared to $43.9 million for the year ended December 31, 2007, an increase of 17.4%. Operating income improved to $2.5 million compared to $1.9 million for 2007. Net income for

2008 was $2.9 million compared to $4.1 million for 2007. Net income includes an income tax benefit of approximately $375,000 in 2008 and $2.0 million in 2007 associated with the recognition of a portion of the Company’s deferred tax assets. Diluted earnings per share were $0.13 for 2008 compared to $0.18 for 2007. Revenues from HealthStream Learning grew by $5.4 million, and revenues from HealthStream Research grew by $2.3 million. We had approximately 1,732,000 fully implemented subscribers on our Internet-based HLC platform at December 31, 2008, representing over 1,900 hospitals in the United States. During 2008, we renewed approximately 474,000 HLC subscribers, representing a 91% renewal rate for the subscribers up for renewal, and a 100% renewal rate based on the annual contract value up for renewal. As of December 31, 2008 our cash and investment balances approximated $4.1 million and we maintained full availability under our $15.0 million revolving credit facility.
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
Revenues from survey and research services are recognized when survey results are delivered to customers via either Internet-based reporting throughout the survey period or by providing final survey results once all services are complete. Revenues for survey and reporting services, which are provided through the use of Internet-based reporting methodologies, are recognized using the proportional performance method, consistent with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” reflecting recognition throughout the service period which corresponds with the survey cycle and reporting access by the customer, which typically ranges from one to five months. Revenues for survey and reporting services, which include delivery of survey results to the customer when all services are completed, are recognized upon completion. All other revenues are recognized as the related services are performed or products are delivered to the customer. Revenues for these services can be subject to seasonal factors based on customers’ requirements that can impact the timing, frequency, and volume of survey cycles.
Revenues from professional services include content maintenance, consulting, and implementation services. Fees are based on the time and efforts involved, and revenue is recognized upon completion of performance milestones using the proportional performance method.
We offer training services for clients to facilitate integration of our Internet-based products. Fees for training are based on the time and efforts of the personnel involved. Basic online training is generally included in the initial contract; however, incremental training is fee based and revenues are generally recognized upon completion of training services.
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

Accounting for Income Taxes
The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company has significant net operating loss carryforwards (NOLs) which may be available to reduce future tax expense. These NOLs are subject to annual limitations under the Internal Revenue Code Section 382, which could result in the expiration of certain portions of the Company’s NOLs before they are fully utilized. Prior to the 4th quarter of 2007, the Company maintained a full valuation allowance against its deferred tax assets, and taxable income was offset through the use of net operating loss carryforwards. Management periodically assesses the realizability of its deferred tax assets. At December 31, 2007 management concluded that it is more likely than not that approximately $2.0 million would be realized. Further, at December 31, 2008 management concluded that it is more likely than not that approximately $2.4 million of the Company’s deferred tax assets will be realized in future periods. The Company continues to maintain a valuation allowance of approximately $12.1 million for the remaining portion of its deferred tax assets, which primarily consist of net operating loss carryforwards.
Product Development Costs
We account for web site development costs in accordance with Emerging Issues Task Force (EITF) Issue No. 00-2 “Accounting for Web Site Development Costs” and for capitalized software feature enhancements in accordance with Statement of Position (SOP) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which provide guidance on when to capitalize versus expense costs incurred to develop internal use software or web sites. We capitalize costs incurred during the development phase for such projects when such costs are material. Maintenance and operating costs are expensed as incurred.
Product development costs primarily include our costs to initially develop and maintain software feature enhancements and content for our Internet-based learning products. Once planning is completed and development begins, we capitalize internal costs and payments to third parties associated with the cost of software feature enhancement development or content where the life expectancy is greater than one year and the anticipated cash flows from such software feature enhancements or content are expected to exceed the cost of the related asset. During 2008 and 2007, we capitalized approximately $75,000 and $300,000, respectively, related to development of content by third parties. Such amounts are included in the accompanying consolidated balance sheets under the caption “prepaid development fees” and “other assets.” During 2008 and 2007, we capitalized approximately $1.0 million and $2.6 million, respectively, for development of software feature enhancements, primarily by third parties. Such amounts are included in the accompanying balance sheets under the caption “capitalized software feature enhancements.” A significant portion of these capitalized costs were associated with the development of the new version of our Internet-based HLC platform, a new competency assessment product, and a new reporting system for our survey and research platform. We amortize content and software feature enhancements over their expected life, which is generally one to four years. Capitalized content and software feature enhancements are subject to a periodic impairment review in accordance with our impairment review policy.
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
Goodwill, intangibles and other long-lived assets
We account for goodwill, intangibles and other long-lived assets in accordance with SFAS No. 142, “Goodwill and Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We measure for impairment at the reporting unit level using a discounted cash flow model to determine the estimated fair value of the reporting units. Our discounted cash flow model contains significant assumptions and accounting estimates about discount rates, future cash flows and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist and also during the fourth quarter each year.
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

Accrual for Service Credits
Due to the complexity of our hosted applications, variability in customer utilization patterns, changes in technology, and potential software defects, our hosted learning management applications could experience periodic downtime. In addition, we have specific contractual obligations that can result in penalties to us associated with system performance and other commitments. We maintain an accrual which is intended to provide for customer concessions due to customers experiencing inconveniences or operation disruption resulting from downtime or performance of our applications, or our failure to meet certain contractual obligations to customers. Our accrual for service credits totaled approximately $345,000 as of December 31, 2008.
Stock Based Compensation
We began recognizing compensation expense using a fair-value based method for costs related to share based payments including stock options on January 1, 2006. Measurement of such compensation expense requires significant estimation and assumptions; however we believe that the Black Scholes option pricing model we use for calculating the fair value of our stock based compensation plans provides a reasonable measurement methodology using a framework that is widely adopted.
As of December 31, 2008, we had a stock option plan and an employee stock purchase plan which qualified as stock based compensation plans. On February 9, 2009, the Company terminated the employee stock purchase plan and deregistered the unsold and unissued shares remaining in the plan. During the years ended December 31, 2008, 2007, and 2006, we recorded $771,560, $742,344 and $682,068 of stock based compensation expense, respectively. We typically grant stock options to our management group on an annual basis, or when new members of the management group begin their employment. We grant stock options to members of our board of directors in conjunction with our annual shareholders meeting, or as new members are added on a pro rata basis based on the time elapsed since our annual shareholders’ meeting. We expect to continue this practice for the foreseeable future; however, we may adjust the size of the annual grant. As of December 31, 2008, total future compensation cost related to non-vested awards not yet recognized was $1,192,503 net of estimated forfeitures, with a weighted average expense recognition period of 2.5 years. Future compensation expense recognition for new option grants will vary depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from our estimates.
Nonmonetary Exchange of Content Rights and Deferred Service Credits
During 2007 and 2006, we recorded content rights and deferred service credits in connection with a nonmonetary exchange with one of our customers. In order to account for this transaction, we estimated the fair value of the related assets and service credits, assessed whether the value assigned to the content was recoverable, and amortized the related assets over their estimated useful lives. Our future operating results will be impacted by the customer’s utilization of the service credits. Revenues for services provided in exchange for service credits will be recognized in accordance with our revenue recognition policies.
BUSINESS COMBINATION
The Jackson Organization, Research Consultants, Inc. On March 12, 2007, the Company acquired all of the issued and outstanding common stock of TJO for approximately $12.6 million, consisting of approximately $11.5 million in cash and 252,616 shares of HealthStream common stock. The Company incurred approximately $690,000 of direct, incremental expenses associated with the acquisition of TJO. TJO provides healthcare organizations with quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools. This acquisition was accounted for using the purchase method of accounting. TJO’s results of operations have been included in the Company’s results in the HealthStream Research business unit from the date of the acquisition.
RESULTS OF OPERATIONS
Revenues and Expense Components
The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.
Revenues. Revenues for our HealthStream Learning business segment primarily consist of the following products and services: provision of services through our Internet-based HLC, authoring tools, a variety of courseware subscriptions (add-on courseware), implementation and consulting services, maintenance of third party content, content development, online sales training courses (RepDirect™), HospitalDirect®, and a variety of other educational activities for physicians, nurses and other professionals within healthcare organizations. Revenues for our HealthStream Research business segment consist of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, physicians, employees, and other members of the community.
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
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. During the past several years, we have hosted a national customer conference in Nashville known as “The Summit,” of which a significant portion of the costs are included in sales and marketing expenses. Personnel costs within sales and marketing include our Learning and Research sales teams, strategic account management, consultants, and marketing personnel, as well as our account management group.
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
2008 Compared to 2007
Revenues. Revenues increased approximately $7.7 million, or 17.4%, to $51.6 million for 2008 from $43.9 million for 2007. Revenues for 2008 consisted of $32.8 million, or 63.6% of total revenue, for HealthStream Learning and $18.8 million, or 36.4% of total revenue, for HealthStream Research. In 2007, revenues consisted of $27.5 million, or 62.5% of total revenue, for HealthStream Learning and $16.5 million, or 37.5% of total revenue, for HealthStream Research. HealthStream Research revenues include the results of TJO commencing with its acquisition on March 12, 2007.
Revenues for HealthStream Learning increased approximately $5.4 million, or 19.6%, during 2008. Of this increase, $6.4 million was derived from our Internet-based subscription learning products, which includes revenue increases from the HLC of $3.6 million and from courseware subscriptions and online training services of $2.8 million. Revenues from our Internet-based subscription products collectively increased 29% over the prior year and approximated $28.7 million for 2008. In addition, revenues associated with implementation, development, and consulting services increased $935,000 over the prior year. These increases in revenues were partially offset by a decline in revenues from live events, study guides, and association activities, which collectively declined $1.9 million compared to the prior year. Our Internet-based HLC subscriber base increased approximately 12% during 2008, from approximately 1,541,000 fully implemented subscribers at the end of 2007 to approximately 1,732,000 fully implemented subscribers at the end of 2008.
Revenues for HealthStream Research increased $2.3 million, or 13.8%, during 2008, primarily resulting from the impact of the March 2007 acquisition of TJO. TJO revenues during 2007, prior to our acquisition and not included in our results for 2007, approximated $2.6 million. The change in revenues was also impacted by the non-renewal of a significant contract during 2008, which accounted for approximately 4% of HealthStream Research revenues during 2007. Revenues from our patient and community survey instruments, which have more recurring and predictable survey cycles, accounted for 70.9% of our Research revenues during 2008 up from 63.5% during 2007.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues (excluding depreciation and amortization) increased approximately $3.5 million, or 21.6%, to $19.7 million for 2008 from $16.2 million for 2007. Cost of revenues as a percentage of revenue approximated 38.1% and 36.8% of revenues for 2008 and 2007, respectively.

Cost of revenues for HealthStream Learning increased $1.3 million and approximated 32.3% and 33.8% of revenues for 2008 and 2007, respectively. This expense increase primarily resulted from increased royalties paid by us associated with an increase in courseware subscription revenues, as well as increased personnel and related expenses, but was partially offset by lower costs associated with live events, study guides and association projects.
Cost of revenues for HealthStream Research increased $2.2 million and approximated 48.2% and 41.8% of revenues for 2008 and 2007, respectively. The primary expense increase resulted from the full year impact of personnel expenses associated with the TJO acquisition. The expense increase as a percentage of revenues primarily resulted from the increase in patient and community surveys over the prior year, which have higher fulfillment costs. In addition, lower revenues from other survey products that have lower fulfillment costs contributed to this percentage increase over the prior year.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) was 61.9% for 2008, down from 63.2% for 2007. Gross margins for HealthStream Learning were 67.7% and 66.2% for 2008 and 2007, respectively. This improvement resulted from the favorable change in revenue mix and related cost of revenues discussed above. Gross margins for HealthStream Research were 51.8% and 58.2% for 2008 and 2007, respectively. This decrease resulted from unfavorable changes in revenue mix and cost of revenues discussed above.
Product Development. Product development expenses increased approximately $1.4 million, or 31.6%, to $5.7 million for 2008 from $4.3 million for 2007. Product development expenses as a percentage of revenues was 11.0% and 9.8% of revenues for 2008 and 2007, respectively. Product development expenses for HealthStream Learning increased $966,000 and approximated 14.1% and 13.4% of revenues for 2008 and 2007, respectively. The increase in amount resulted from additional personnel and contract labor associated with maintenance and support of our learning platform products. Product development expenses for HealthStream Research increased $520,000 and approximated 5.5% and 3.1% of revenues for 2008 and 2007, respectively. This expense increase is primarily due to additional personnel to support our administrative platforms and a reassignment of personnel from general and administrative tasks to product development when compared to the prior year.
Sales and Marketing. Sales and marketing expenses increased approximately $1.6 million, or 17.5%, to $10.8 million for 2008 from $9.2 million for 2007. This increase is associated with additional personnel and related expenses resulting from the TJO acquisition, additional personnel for both HealthStream Learning and HealthStream Research sales teams, as well as increased marketing expenses, including our annual customer conference, The Summit. As a percentage of revenues, sales and marketing expenses were 21.0% of revenues for both 2008 and 2007.
Sales and marketing expenses for HealthStream Learning increased $725,000 and approximated 21.6% and 23.2% of revenues for 2008 and 2007, respectively, and was primarily associated with additional sales personnel and related expenses and increased marketing expenses. Sales and marketing expenses for HealthStream Research increased $787,000 and approximated 18.8% and 16.6% of revenues for 2008 and 2007, respectively. This expense increase was associated with the TJO acquisition, new sales personnel and related expenses, and was partially offset by lower marketing expenses.
Other General and Administrative. Other general and administrative expense increased approximately $304,000, or 3.9%, to $8.2 million for 2008 from $7.9 million for 2007. This increase is primarily due to the full year impact of the TJO acquisition, including facilities and other operating costs. Other general and administrative expense as a percentage of revenues was 15.8% and 17.9% for 2008 and 2007, respectively.
Other general and administrative expense for HealthStream Learning increased $522,000, primarily due to increased personnel expenses, travel, and other related expenses to manage the business unit. Other general and administrative expense for HealthStream Research decreased $475,000, primarily due to the consolidation of human resources and accounting personnel into our corporate functions, in addition to the redesignation of certain personnel to product development. These expense decreases were somewhat offset by facility costs and other expenses associated with the full year impact of the TJO acquisition. The unallocated corporate portion of other general and administrative expense increased $257,000, primarily associated with additional personnel, increases in professional fees, recruiting, and other expenses.
Depreciation and Amortization. Depreciation and amortization increased approximately $319,000, or 7.1%, to $4.8 million for 2008 from $4.5 million for 2007. Depreciation, which is included in the unallocated corporate function, increased $157,000 over the prior year resulting from new capital expenditures. Amortization increased $162,000 resulting from capitalized software feature enhancements and TJO intangible asset amortization. Amortization for HealthStream Learning increased $87,000, or 5.3%, and approximated 5.2% and 5.9% of revenues for 2008 and 2007, respectively. The increase in amount is primarily associated with amortization of capitalized software feature enhancements associated with the HLC platform and other content assets. Amortization for HealthStream Research increased $76,000, or 8.2%, and approximated 5.3% and 5.6% of revenues for 2008 and 2007, respectively. The increase in amount resulted from the amortization of TJO intangible assets.

Other Income (Expense). Other income, net decreased approximately $154,000, or 68.1%, to $72,000 for 2008 from $226,000 for 2007. Interest income decreased $147,000 resulting from lower invested balances and lower yield rates during 2008. Interest expense increased $7,000 over the prior year associated with our promissory note.
Income Tax (Benefit) Provision. The Company recognized an income tax benefit of approximately $375,000 and $2.0 million during 2008 and 2007, respectively, which was based on management’s conclusion that a portion of the Company’s deferred tax assets would be realized. During 2008, the $375,000 income tax benefit was partially offset by $74,000 of income tax expense. During 2007, the $2.0 million income tax benefit was partially offset by income tax expense of $42,000. Taxable income for both 2008 and 2007 was substantially offset by the Company’s net operating loss carryforwards.
Net Income. Net income was approximately $2.9 million, or $0.13 per diluted share, for the year ended December 31, 2008 compared to $4.1 million, or $0.18 per diluted share, for the year ended December 31, 2007. This decrease is primarily the result of the $2.0 million income tax benefit recognized during 2007, offset by the changes in income from operations described above.
2007 Compared to 2006
Revenues. Revenues increased approximately $12.2 million, or 38.3%, to $43.9 million for 2007 from $31.8 million for 2006. Revenues for 2007 consisted of $27.5 million, or 62.5% of total revenue, for HealthStream Learning and $16.5 million, or 37.5% of total revenue, for HealthStream Research. In 2006, revenues consisted of $25.1 million, or 78.9% of total revenue, for HealthStream Learning and $6.7 million, or 21.1% of total revenue, for HealthStream Research. HealthStream Research revenues include the results of TJO commencing with its acquisition on March 12, 2007.
Revenues for HealthStream Learning increased approximately $2.4 million, or 9.5%, during 2007. Of this increase, $3.2 million was derived from our Internet-based subscription learning products, which included revenue increases from the HLC of $1.8 million and courseware subscriptions of $1.3 million. Revenues from these products increased 17% over the prior year and approximated $21.9 million for 2007. In addition, revenues associated with implementation, development, and consulting services increased $917,000 over the prior year. These increases in revenues were partially offset by a decline in revenues from live events, study guides, and association activities, which collectively declined $1.5 million compared to the prior year. Our Internet-based HLC subscriber base increased approximately 14% during 2007, from approximately 1,352,000 fully implemented subscribers at the end of 2006 to approximately 1,541,000 fully implemented subscribers at the end of 2007.
Revenues from HealthStream Research increased approximately $9.8 million, or 145.6%, during 2007, of which $9.7 million resulted from the March 12, 2007 acquisition of TJO. Organic research revenues for 2007 were flat compared to the prior year due to certain customers postponing their survey cycles. Revenues from our patient and community survey instruments accounted for 63.5% of our Research revenues during 2007 compared to 45.9% during 2006. A significant portion of this increase in revenue mix resulted from the TJO acquisition.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues (excluding depreciation and amortization) increased approximately $5.3 million, or 48.7%, to $16.2 million for 2007 from $10.9 million for 2006. Cost of revenues as a percentage of revenues increased to 36.8% of revenues for 2007 from 34.2% of revenues for 2006.
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
Cost of revenues for HealthStream Research increased approximately $5.0 million, or 264.5%, and approximated 41.8% and 28.1% of revenues for 2007 and 2006, respectively. This expense increase for HealthStream Research resulted primarily from incremental personnel to support the survey delivery process, including our interviewing center staff, as well as increased costs associated with outsourced phone interview services. The expense increase as a percentage of revenues was primarily due to changes in revenue mix.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) declined to 63.2% for 2007 from 65.8% for 2006. This decrease resulted from the change in revenue mix discussed above, and was primarily associated with the growth in revenues and direct costs from our research products. Gross margins for HealthStream Learning were 66.2% and 64.2% for 2007 and 2006, respectively. Gross margins for HealthStream Research were 58.2% and 71.9% for 2007 and 2006, respectively.

Product Development. Product development expenses increased approximately $805,000, or 23.0%, to $4.3 million for 2007 from $3.5 million for 2006. Product development as a percentage of revenues decreased to 9.8% for 2007 from 11.0% for 2006. Product development expenses for HealthStream Learning increased approximately $680,000, and approximated 13.4% and 11.9% of revenues for 2007 and 2006, respectively. Approximately $600,000 of the expense increase resulted from additional costs to support our customer’s transition to the new version of our HLC platform during the year. Product development expenses for HealthStream Research increased approximately $146,000 due to additional personnel and approximated 3.1% and 5.5% of revenues for 2007 and 2006, respectively.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $2.2 million, or 31.2%, to $9.2 million for 2007 from $7.0 million for 2006. This increase was primarily associated with incremental personnel and related expenses resulting from the TJO acquisition, as well as incremental HealthStream Learning personnel and increased sales commissions. These expense increases were partially offset by lower marketing spending. Sales and marketing expenses approximated 21.0% and 22.1% of revenues for the years ended December 31, 2007 and 2006, respectively.
Sales and marketing expenses for HealthStream Learning increased $414,000 and approximated 23.2% and 23.7% of revenues for 2007 and 2006, respectively. The increase in expenses is associated with additional sales personnel and commissions, and was partially offset by lower marketing expenses, including those related to our annual customer conference, The Summit. The expense decrease as a percentage of revenues was due to the increase in revenues. Sales and marketing expenses for HealthStream Research increased $1.9 million and approximated 16.6% and 13.2% of revenues for 2007 and 2006, respectively. This increase was primarily associated with the TJO acquisition.
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
Other general and administrative expense for HealthStream Learning decreased $132,000, primarily due to lower personnel costs. Other general and administrative expense for HealthStream Research increased $1.7 million, primarily from the TJO acquisition and additions of other personnel. The unallocated corporate portion of other general and administrative expense increased $655,000, primarily associated with increased investments in products and services to support the growth of our business.
Depreciation and Amortization. Depreciation and amortization increased approximately $1.6 million, or 55.9%, to $4.5 million for 2007 from $2.9 million for 2006. Depreciation, which is included in the unallocated corporate function, increased $542,000 resulting from new capital expenditures and assets acquired from TJO during the current year. The amortization increase of $1.1 million resulted from TJO intangible asset amortization and amortization of capitalized software feature enhancements associated with the new HLC platform and other content assets. Amortization for HealthStream Learning increased $654,000, or 67.1%, and approximated 5.9% and 3.9% of revenues for the years ended December 31, 2007 and 2006, respectively. This increase was primarily associated with amortization of capitalized software feature enhancements associated with the new HLC platform and other content assets. Amortization for HealthStream Research increased $418,000, or 82.2%, and approximated 5.6% and 7.6% of revenues for 2007 and 2006, respectively. The expense increase was associated with the TJO acquisition, while the decrease as a percentage of revenues was due to the increase in revenues.
Other Income (Expense). Other income (expense) decreased approximately $392,000, or 63.4%, to $226,000 for 2007 from $619,000 for 2006. Interest income from cash and investments in marketable securities decreased $371,000 resulting from lower cash and investments balances during 2007. Interest expense increased $22,000 over the prior year associated with a promissory note and our revolving credit facility.
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

FINANCIAL OUTLOOK FOR 2009
The Company provides projections and other forward-looking information in the “Financial Outlook for 2009” section within MD&A. This section contains many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction Part I of this Annual Report on Form 10-K above. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Item 1A, Risk Factors.
The Company expects that consolidated revenues for the full year 2009 will grow by 13 percent to 15 percent. We anticipate revenue growth in the Learning segment to be in the 16 percent to 18 percent range and the Research unit’s revenue to increase by approximately 7 percent to 9 percent.
We expect our consolidated gross margin for 2009 to be similar to our full year 2008 results. We also anticipate that operating expenses, including product development, sales and marketing, depreciation and amortization and other general and administrative expense will grow in the range between 11 percent and 13 percent when compared to the Company’s full year 2008 levels for these categories.
We anticipate that operating income will increase 20 percent to 60 percent for the full year of 2009 versus our 2008 results. Net income, before the impact of any potential future realized income tax benefit resulting from reduction of our income tax valuation allowance in 2009 is expected to grow by 20 percent to 60 percent over 2008 net income before our $375,000 income tax benefit.
We anticipate that fully diluted earnings per share for 2009, based on the net income described in the previous paragraph, will range between $0.14 and $0.18 per share. We expect our 2009 effective tax rate to be minimal and substantially less than the statutory rates, resulting from expected utilization of our net operating loss carryforwards to offset current taxable income, and the related reduction in our valuation allowance. The effective tax rate for 2009 excludes any potential future reversals of valuation allowance resulting in income tax benefits, as occurred during 2007 and 2008.
We expect that capital expenditures, including hardware, software and capitalized software development for new features, enhancements and content development for 2009 will range between approximately $3.0 to $3.5 million.
SELECTED QUARTERLY OPERATING RESULTS
The following tables set forth selected statements of income data for the eight quarters ended December 31, 2008 both in absolute dollars and as a percentage of total revenues. The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.
Factors Affecting Quarterly Operating Results
Revenues from our subscription products are recognized ratably over the subscription term. Revenues from sales of products and services to pharmaceutical and medical device companies can be subject to seasonal factors resulting from the timing of conferences and live events. Survey and research revenues are impacted by seasonal factors resulting from the volume, timing, and frequency of survey cycles. The results of operations for TJO have been included in the Company’s statements of income, effective March 13, 2007. During the fourth quarter of 2008, we recognized a portion of our deferred tax assets, resulting in an income tax benefit of approximately $375,000. During the fourth quarter of 2007 we recognized a portion of our deferred tax assets, resulting in an income tax benefit of approximately $2.0 million. In addition, our expense for compensated absences may fluctuate from quarter to quarter, depending on vesting and utilization by our employees.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$11,422	$13,013	$13,662	$13,503
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	4,258	4,863	5,153	5,110
Product development	1,284	1,331	1,531	1,524
Sales and marketing	2,552	2,694	3,122	2,452
Depreciation and amortization	1,246	1,208	1,175	1,193
Other general and administrative expenses	1,767	2,193	2,090	2,102

Total operating costs and expenses	11,377	12,289	13,071	12,381
Income from operations	45	724	591	1,122
Other income, net	22	23	18	9

Income before income taxes	67	747	609	1,131
Income tax provision (benefit)	—	8	—	(309)

Net income	$67	$739	$609	$1,440

Net income per share (1):
Basic	$0.00	$0.03	$0.03	$0.07

Diluted	$0.00	$0.03	$0.03	$0.07

Weighted average shares of common stock outstanding:
Basic	22,087	21,961	21,407	21,374

Diluted	22.727	22,578	21,910	21,601

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$8,101	$12,047	$11,809	$11,992
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	2,915	4,359	4,336	4,552
Product development	1,079	1,100	1,165	963
Sales and marketing	1,734	2,821	2,294	2,364
Depreciation and amortization	856	1,198	1,317	1,132
Other general and administrative expenses	1,608	2,160	1,967	2,113

Total operating costs and expenses	8,192	11,639	11,079	11,124
Income (loss) from operations	(91)	408	730	868
Other income, net	140	22	27	39

Income before income taxes	49	430	757	907
Income tax provision (benefit)	4	5	18	(1,972)

Net income	$45	$425	$739	$2,879

Net income per share (1):
Basic	$0.00	$0.02	$0.03	$0.13

Diluted	$0.00	$0.02	$0.03	$0.13

Weighted average shares of common stock outstanding:
Basic	21,936	21,970	22,025	22,064

Diluted	22,603	22,782	22,664	22,755

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(% of Revenues)
STATEMENT OF INCOME DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	39.6	37.4	37.7	37.8
Product development	11.2	10.2	11.2	11.3
Sales and marketing	22.3	20.7	22.8	18.2
Depreciation and amortization	10.9	9.3	8.6	8.8
Other general and administrative expenses	15.5	16.8	15.3	15.6

Total operating costs and expenses	99.6	94.4	95.7	91.7
Income from operations	0.4	5.6	4.3	8.3
Other income, net	0.2	0.2	0.1	0.1

Income before income taxes	0.6	5.8	4.4	8.4
Income tax provision (benefit)	0.0	0.1	0.0	(2.3)

Net income	0.6	5.7	4.4	10.7

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(% of Revenues)
STATEMENT OF INCOME DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	36.0	36.2	36.7	38.0
Product development	13.3	9.1	9.9	8.0
Sales and marketing	21.4	23.4	19.4	19.7
Depreciation and amortization	10.6	10.0	11.1	9.4
Other general and administrative expenses	19.9	17.9	16.7	17.6

Total operating costs and expenses	101.1	96.6	93.8	92.8
Income (loss) from operations	(1.1)	3.4	6.2	7.2
Other income, net	1.7	0.2	0.2	0.4

Income before income taxes	0.6	3.6	6.4	7.6
Income tax provision (benefit)	0.1	0.1	0.1	(16.4)

Net income	0.5	3.5	6.3	24.0

(1)	— Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the full year.

Liquidity and Capital Resources
Net cash provided by operating activities was approximately $6.0 million during 2008 compared to $7.1 million during 2007. Our primary sources of cash were generated from receipts from the sales of our products and services. The number of days sales outstanding (DSO) was 60 days for 2008 compared to 63 days for 2007. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The primary uses of cash to fund our operations include personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses, as well as payments associated with content development.
Net cash used in investing activities was approximately $2.1 million for 2008, compared to $13.9 million during 2007. During 2008, we utilized $1.1 million for purchases of property and equipment, and $980,000 for software feature enhancements. During 2007, we utilized approximately $11.8 million of cash and investments to purchase TJO. Software feature enhancement costs for 2008 were associated with enhancements to our survey administration platform and other new products, while in 2007, these costs were associated with the new version of our Internet-based HLC and HCC platforms. Hardware and software spending in 2008 and 2007 supported our Internet-based product infrastructure and other operational requirements.
Net cash used in financing activities was approximately $3.4 million for 2008, compared to $286,000 during 2007. The primary uses of cash during 2008 included $2.9 million associated with our share repurchase plan and $707,000 of payments under the promissory note. The primary sources of cash for both 2008 and 2007 resulted from proceeds associated with the issuance of common stock from both the exercise of employee stock options and our Employee Stock Purchase Plan.
Our revenues increased and operating income improved over the prior year, and our balance sheet reflects positive working capital at December 31, 2008. This working capital position contrasts with our working capital deficit at December 31, 2007. The increase in working capital resulted primarily from increases in cash balances combined with reductions in accounts payable, accrued liabilities, accrued compensation and related expenses, and current portion of capital leases. During 2008, the Company also repurchased approximately $2.9 million of its common stock using cash generated from operations. As of December 31, 2008, our primary source of liquidity was $4.1 million of cash and cash equivalents, restricted cash, and related interest receivable. The Company also has a $15.0 million revolving credit facility loan agreement, all of which was available at December 31, 2008.
We believe that our existing cash and cash equivalents, restricted cash, related interest receivable, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Our revolving credit facility expires in July 2009, and we are pursuing to renew or replace this credit facility before its expiration, which may be difficult in the current economic environment. As part of our growth strategy, we review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity or debt securities and/or borrowings under our revolving credit facility, or another facility, to finance any future acquisitions. The issuance of our stock as consideration for an acquisition would have a dilutive effect and could adversely affect our stock price. The credit markets have been experiencing extreme volatility and disruption, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.
Commitments and Contingencies
We expect that our capital expenditures, software feature enhancements, and content purchases will approximate between $3.0 and $3.5 million in 2009. We expect to fund these capital expenditures with existing cash and investments and from cash generated from operations, and if necessary from our revolving credit facility. From January 1 through February 28, 2009, we had capital expenditures of approximately $500,000, primarily related to hardware, software, content, and software feature enhancements.
Our strategic alliances have typically provided for payments to content partners based on revenues and development partners and other parties based on services rendered. We expect to continue similar arrangements in the future. We have commitments under capital lease obligations for computer hardware and operating lease commitments for our operating facilities in Nashville, Tennessee, Laurel, Maryland, and Franklin, Tennessee. We also have scheduled monthly payments due under a promissory note through May 2010.

Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements primarily consist of operating leases, purchase commitments, and our revolving credit facility, which is described further in Note 12 to the Company’s consolidated financial statements contained elsewhere in this report.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) changes the accounting for acquisition-related restructuring cost accruals and the recognition of changes in the acquirer’s income tax valuation allowance, and no longer permits the capitalization of certain acquisition costs. In addition the Statement establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective prospectively, except for certain retrospective adjustments to deferred tax balances. The Company’s consolidated financial statements will be impacted by SFAS 141(R) in relation to business combination activities subsequent to January 1, 2009.
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
In April 2008, FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), was issued. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of FSP 142-3 is effective beginning January 1, 2009 for the Company. Management does not anticipate the adoption of this new standard will have a material effect on the Company’s financial position, results of operations, or cash flows.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2008, our outstanding indebtedness included a promissory note of approximately $1.0 million and approximately $33,000 of capital lease obligations. We may become subject to interest rate market risk associated with borrowings under our revolving credit facility, which bears interest at a variable rate based on the 30 Day LIBOR Rate plus 150 basis points. We are also exposed to market risk with respect to our cash balances. At December 31, 2008, the Company had cash and cash equivalents, restricted cash, and related interest receivable totaling approximately $4.1 million. Current investment rates of return approximate 1.00 to 1.50%. Assuming a 1.25% rate of return on $4.1 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $5,000.
The Company manages its investment risk by investing in corporate debt securities, foreign corporate debt, secured corporate debt, and municipal debt securities with minimum acceptable credit ratings. For certificates of deposit and corporate obligations, ratings must be A2/A or better; A1/P1 or better for commercial paper; A2/A or better for taxable or tax advantaged auction rate securities and AAA or better for tax free auction rate securities. The Company also requires that all securities must mature within 24 months from the original settlement date, the average portfolio shall not exceed 18 months, and the greater of 10% or $5.0 million shall mature within 90 days. Further, the Company’s investment policy also limits concentration exposure and other potential risk areas. As of December 31, 2008, we maintained no investments in marketable securities.
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
We have audited the accompanying consolidated balance sheets of HealthStream, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes, and in 2006 the Company changed its method of accounting for share-based payments.
/s/ Ernst & Young LLP
Nashville, Tennessee
March 23, 2009

HEALTHSTREAM, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,106,612	$3,599,346
Restricted cash	17,128	13,504
Interest receivable	4,090	17,340
Accounts receivable, net of allowance for doubtful accounts of $106,542 and $72,895 at December 31, 2008 and 2007, respectively	8,303,212	8,668,093
Accounts receivable — unbilled	1,669,356	1,051,198
Deferred tax assets, current	356,987	360,312
Prepaid royalties, net of amortization	995,493	317,563
Prepaid development fees, net of amortization	375,866	991,732
Other prepaid expenses and other current assets	1,034,026	659,320

Total current assets	16,862,770	15,678,408
Property and equipment:
Equipment	12,651,227	11,812,721
Leasehold improvements	1,990,532	1,800,633
Furniture and fixtures	1,579,592	1,597,768

	16,221,351	15,211,122
Less accumulated depreciation and amortization	(12,746,487)	(10,827,932)

	3,474,864	4,383,190

Capitalized software feature enhancements, net of accumulated amortization of $2,500,017 and $1,453,720 at December 31, 2008 and 2007, respectively	4,392,780	4,458,644
Goodwill	21,146,864	21,146,864
Intangible assets, net of accumulated amortization of $9,649,321 and $8,682,555 at December 31, 2008 and 2007, respectively	4,737,821	5,704,587
Deferred tax assets, noncurrent	2,008,342	1,629,550
Other assets	173,441	360,214

Total assets	$52,796,882	$53,361,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,386,771	$1,741,917
Accrued liabilities	2,556,102	3,526,298
Accrued compensation and related expenses	477,277	727,280
Commercial support liabilities	347,234	265,050
Deferred revenue	10,202,309	9,492,970
Current portion of long term debt	724,095	706,698
Current portion of capital lease obligations	20,592	124,099

Total current liabilities	15,714,380	16,584,312

Long term debt, less current portion	306,942	1,031,037
Capital lease obligations, less current portion	12,778	32,490
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,382,055 and 22,315,485 shares issued and outstanding at December 31, 2008 and 2007, respectively	95,320,889	97,126,520
Accumulated deficit	(58,558,107)	(61,412,902)

Total shareholders’ equity	36,762,782	35,713,618

Total liabilities and shareholders’ equity	$52,796,882	$53,361,457

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2008	2007	2006

Revenues, net	$51,599,543	$43,949,264	$31,783,469
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	19,653,450	16,162,505	10,869,303
Product development	5,669,954	4,307,738	3,502,790
Sales and marketing	10,820,062	9,212,405	7,020,051
Depreciation and amortization	4,822,268	4,503,180	2,889,168
Other general and administrative expenses	8,152,291	7,848,058	5,593,026

Total operating costs and expenses	49,118,025	42,033,886	29,874,338

Income from operations	2,481,518	1,915,378	1,909,131
Other income (expense):
Interest and other income	139,801	286,930	657,431
Interest and other expense	(67,613)	(60,595)	(38,838)

Total other income (expense)	72,188	226,335	618,593
Income before income taxes	2,553,706	2,141,713	2,527,724
Income tax (benefit) provision	(301,089)	(1,945,496)	28,044

Net income	$2,854,795	$4,087,209	$2,499,680

Net income per share:
Basic	$0.13	$0.19	$0.12

Diluted	$0.13	$0.18	$0.11

Weighted average shares of common stock outstanding:
Basic	21,707,364	21,998,845	21,576,553

Diluted	22,204,314	22,700,996	22,358,648

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2005	21,574,904	$93,799,932	$(67,999,791)	$25,800,141
Net income	—	—	2,499,680	2,499,680
Stock based compensation	—	682,068	—	682,068
Exercise of stock options	285,681	490,467	—	490,467
Issuance of common stock to Employee Stock Purchase Plan	68,102	162,083	—	162,083

Balance at December 31, 2006	21,928,687	95,134,550	(65,500,111)	29,634,439
Net income	—	—	4,087,209	4,087,209
Stock based compensation	—	742,344	—	742,344
Exercise of stock options	123,697	248,517	—	248,517
Issuance of common stock to Employee Stock Purchase Plan	37,685	121,723	—	121,723
Issuance of common stock in connection with acquisition	252,616	960,170	—	960,170
Repurchase of common stock	(27,200)	(80,784)	—	(80,784)

Balance at December 31, 2007	22,315,485	97,126,520	(61,412,902)	35,713,618
Net income	—	—	2,854,795	2,854,795
Stock based compensation	—	771,560	—	771,560
Exercise of stock options	106,162	210,928	—	210,928
Issuance of common stock to Employee Stock Purchase Plan	53,108	130,911	—	130,911
Repurchase of common stock	(1,092,700)	(2,919,030)	—	(2,919,030)

Balance at December 31, 2008	21,382,055	$95,320,889	$(58,558,107)	$36,762,782

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$2,854,795	$4,087,209	$2,499,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,104,746	1,947,998	1,405,616
Amortization	2,717,522	2,555,182	1,483,552
Income tax benefit from recognition of deferred tax assets	(375,467)	(1,989,862)	—
Stock based compensation expense	771,560	742,344	682,068
Provision for doubtful accounts	130,000	30,000	15,000
Realized loss on disposal of property and equipment	15,933	844	2,713
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts and unbilled receivables	(383,277)	(110,661)	(2,410,722)
Restricted cash	(3,624)	251,210	(26,176)
Interest receivable	13,250	51,095	(13,911)
Prepaid royalties	(677,930)	(101,116)	(194,715)
Prepaid development fees	(88,594)	(642,297)	(730,083)
Other prepaid expenses and other current assets	(374,706)	(133,357)	79,578
Other assets	186,773	371,562	2,806
Accounts payable	(428,901)	125,812	682,210
Accrued liabilities and accrued compensation and related expenses	(1,211,005)	(253,823)	666,408
Commercial support liabilities	82,184	(50,160)	(923,914)
Deferred revenue	709,339	223,310	777,701

Net cash provided by operating activities	6,042,598	7,105,290	3,997,811

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(9,194)	(11,814,274)	(270,004)
Proceeds from maturities and sale of investments in marketable securities	—	2,500,000	18,785,000
Purchases of investments in marketable securities	—	(800,000)	(14,303,816)
Payments associated with capitalized software feature enhancements	(980,433)	(2,566,438)	(2,274,684)
Purchases of property and equipment	(1,138,598)	(1,264,565)	(1,400,637)

Net cash (used in) provided by investing activities	(2,128,224)	(13,945,277)	535,859

FINANCING ACTIVITIES:
Issuance of common stock to Employee Stock Purchase Plan	130,911	121,723	162,083
Proceeds from exercise of stock options	210,928	248,517	490,467
Repurchase of common stock	(2,919,030)	(80,784)	—
Payments on capital lease obligations	(123,219)	(171,675)	(186,591)
Payments on promissory note	(706,698)	(404,228)	—
Borrowings under revolving credit facility	—	(1,500,000)	—
Payments under revolving credit facility	—	1,500,000	—

Net cash (used in) provided by financing activities	(3,407,108)	(286,447)	465,959

Net increase (decrease) in cash and cash equivalents	507,266	(7,126,434)	4,999,629
Cash and cash equivalents at beginning of period	3,599,346	10,725,780	5,726,151

Cash and cash equivalents at end of period	$4,106,612	$3,599,346	$10,725,780

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$60,235	$59,398	$36,404

Income taxes paid	$46,860	$43,000	$21,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred	$—	$—	$88,067

Acquisition of content rights in exchange for future services	$—	$191,667	$904,167

Issuance of common stock in connection with acquisitions	$—	$960,170	$—

Purchase of property and equipment through issuance of long term debt	$—	$2,141,963	$—

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
Recognition of Revenue
Revenues are derived from providing services through our Internet-based learning products, provision of survey and research services, courseware subscriptions, professional services, content maintenance, live event development, custom development and other education and training services.
We recognize revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, “Revenue Recognition,” Emerging Issues Task Force (EITF) Issue No. 99-19 “Reporting Revenue Gross Versus Net,” EITF Issue No. 00-3 “Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware,” EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” and other authoritative guidance. This guidance provides that revenue recognized from software and other arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements. While elements include software products and post contract customer support, the fair value of each element is based on objective evidence specific to the vendor. If fair value cannot be determined for each element of the arrangement, all revenue from the arrangement is deferred until fair value can be determined or until all elements of the arrangement are delivered and customer acceptance has occurred. Sales of our Internet-based learning products include customer support, implementation services, and training; therefore all revenues are deferred until the Internet-based learning product is implemented, at which time revenues are recognized ratably over the subscription service period. In the event that circumstances occur, which give rise to uncertainty regarding the collectibility of contracted amounts, revenue recognition is suspended until such uncertainty is resolved. Fees for these services are billed on either a monthly, quarterly, or annual basis.
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
Accounts Receivable-Unbilled and Deferred Revenue
Accounts receivable-unbilled represents the following: 1) revenue earned and recognized on contracts accounted for using the proportional performance method for which invoices have not been generated or contractual billing dates have not been reached; and 2) the difference between billings for contracts containing escalated pricing over the term of the agreement and the recognition of revenue ratably over the subscription period. Deferred revenue represents amounts, which have been billed or collected, but not yet recognized in revenue.
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
Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense were as follows:

	Allowance Balance
	at Beginning of	Charged to Costs		Allowance Balance
	Period	and Expenses	Write-offs	at End of Period
Year ended December 31,
2008	$72,895	$130,000	$96,353	$106,542
2007	$112,234	$30,000	$69,339	$72,895
2006	$115,090	$15,000	$17,856	$112,234

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Capitalized Software Feature Enhancements
We account for capitalized software feature enhancements in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software feature enhancements are stated on the basis of cost, and are presented net of accumulated amortization. We capitalize costs incurred during the development phase for such projects when such costs are material. These assets are amortized using the straight-line method, generally over one to four years. The Company capitalized approximately $1.0 million and $2.6 million during 2008 and 2007, respectively. Maintenance and operating costs are expensed as incurred. As of December 31, 2008 and 2007, we had no capitalized internal development costs for computer software developed for resale.
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
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over fair value of net tangible assets acquired. We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” We measure goodwill for impairment at the reporting unit level using both income and market based models to determine the fair value of the reporting units. We will perform our goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year.
Intangible assets acquired through acquisitions are comprised of content, contract rights, customer relationships, non-competition agreements and favorable lease rights. As of December 31, 2008 intangible assets with remaining unamortized balances include contract rights, customer relationships and non-competition agreements recorded in connection with the acquisitions of The Jackson Organization, Research Consultants, Inc. (TJO) and Data Management and Research, Inc. (DMR). Intangible assets are considered to have definite useful lives and are being amortized on a straight line basis over the expected periods to be benefited, generally three to five years for content, two to eight years for contract rights, customer lists and customer relationships, six months to four years for non-competition agreements, and over the lease term for favorable lease rights. Our weighted average amortization period for definite lived intangible assets as of December 31, 2008 is 7.7 years. Intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable. There were no impairments identified or recorded for the years ended December 31, 2008, 2007, or 2006.
Long-Lived Assets
We account for assets of a long term nature (“long-lived assets”) in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. We measure any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates the carrying value of long-lived assets, including property and equipment, capitalized software feature enhancements, other assets and intangible assets. There were no impairments identified or recorded for the years ended December 31, 2008, 2007, or 2006.
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
Accrual for Service Credits
We maintain an accrual for service credits that may occur from our Internet-based learning products. The accrual is estimated using management’s judgment and analysis of potential risk of loss associated with downtime, system performance, or other contractual obligations associated with our hosted applications. At December 31, 2008, and 2007, the accrual for service credits balance was approximately $345,000 and $394,000, respectively, and is included on the accompanying consolidated balance sheets under the caption “accrued liabilities.”
Advertising
We expense the costs of advertising as incurred in accordance with SOP 93-7, “Reporting on Advertising Costs.” Advertising expense for the years ended December 31, 2008, 2007, and 2006 was approximately $284,000, $226,000, and $329,000, respectively.
Shipping and Handling Costs
Shipping and handling costs that are associated with our products and services are included in cost of revenues.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Product Development Costs
Product development costs include internal and external costs to develop and convert content for our Internet-based learning products. We account for these assets in accordance with EITF Issue No. 00-2 “Accounting for Web Site Development Costs.” We capitalize the cost of content developed by third parties where the life expectancy is greater than one year and the anticipated cash flows from such content is expected to exceed its cost. The Company capitalized approximately $85,000 and $317,000 of content development costs during 2008 and 2007, respectively. Capitalized content development costs are included in the accompanying consolidated balance sheets under the captions “prepaid development fees” and “other assets.” We amortize content development over its expected life, which is generally one to three years. Content development costs that have been capitalized are subject to a periodic impairment review in accordance with our policy. We did not capitalize any internal web site development costs during 2008 or 2007, since the costs incurred were related to planning or operation of such products and sites.
Net Income Per Share
We compute net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of Statement 128, basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share to the extent these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on diluted net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2008, 2007, and 2006.
Concentrations of Credit Risk and Significant Customers
We place our temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits.
We sell our products and services to various companies in the healthcare industry that are located in the United States. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from customers. We did not have any single customer representing over 10% of net revenues during 2008 or 2007. We had one significant customer who comprised approximately 11%, or $3.5 million, of net revenues during 2006.
Stock Based Compensation
The Company adopted SFAS No. 123(R), “Share-Based Payment” on January 1, 2006 and implemented it using the modified prospective method for transition purposes. As of December 31, 2008, the Company has two stock based compensation plans, which are described in Note 10. The Company accounts for stock based compensation in accordance with SFAS No. 123(R). We use the Black Scholes option pricing model for calculating the fair value of awards issued under our stock based compensation plans. Stock based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period.
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

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Newly Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) changes the accounting for acquisition-related restructuring cost accruals and the recognition of changes in the acquirer’s income tax valuation allowance, and no longer permits the capitalization of certain acquisition costs. In addition the Statement establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective prospectively, except for certain retrospective adjustments to deferred tax balances. The Company’s consolidated financial statements will be impacted by SFAS 141(R) in relation to business combination activities subsequent to January 1, 2009.
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
In April 2008, FASB Staff Position SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), was issued. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of FSP 142-3 is effective beginning January 1, 2009 for the Company. Management does not anticipate the adoption of this new standard will have a material effect on the Company’s financial position, results of operations, or cash flows.
2. BUSINESS COMBINATION
On March 12, 2007, the Company acquired all of the stock of The Jackson Organization, Research Consultants, Inc. (TJO). Consideration paid to the seller of TJO included approximately $11.5 million in cash and 252,616 shares of our common stock. The Company also incurred direct, incremental expenses associated with the acquisition of approximately $690,000, which are included in the table below in “purchase price in excess of net tangible assets acquired” and “cash paid.” Total cash paid of $12.2 million includes cash paid for TJO and direct expenses associated with the acquisition. The allocation of purchase price is as follows:

Estimated fair value of tangible assets acquired	$2,856,480
Estimated fair value of liabilities assumed	(4,410,215)
Purchase price in excess of net tangible assets acquired	14,704,471
Less fair value of stock issued	(960,170)

Cash paid	12,190,566
Less cash acquired	(97,094)

Net cash paid for acquisition, including expenses	$12,093,472

The purchase price in excess of the net tangible assets acquired was allocated as follows:

Goodwill	$10,829,471
Customer related intangibles (estimated life of eight years)	3,575,000
Non-compete agreement (estimated life of four years)	300,000
The results of operations for TJO have been included in the Company’s statement of income beginning March 13, 2007.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. BUSINESS COMBINATION (continued)
The following unaudited combined results of operations for the year ended December 31, 2007 give effect to the operations of TJO as if the acquisition had occurred as of January 1, 2007. These unaudited combined results of operations include certain adjustments arising from the acquisition such as adjustments for TJO shareholder compensation, amortization of intangible assets, elimination of acquisition costs incurred by TJO, and the elimination of interest income associated with cash paid for TJO by the Company. The pro forma combined results of operations do not purport to represent what the Company’s results of operations would have been had such transactions in fact occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.

Revenues, net	$46,499,403

Net income	$4,366,948

Net income per share:
Basic	$0.20

Diluted	$0.19

3. SHAREHOLDERS’ EQUITY
Common Stock
We are authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of December 31, 2008 and 2007 was 21,382,055 and 22,315,485, respectively. During September 2007, our Board of Directors authorized the Company to purchase up to $3.0 million of its common stock over a one year period. During 2008, we completed the stock repurchase plan resulting in a cumulative total of 1,119,900 shares purchased at an average price of $2.68 per share.
Preferred Stock
We are authorized to issue up to 10 million shares of preferred stock in one or more series, having the relative voting powers, designations, preferences, rights and qualifications, limitations or restrictions, and other terms as the Board of Directors may fix in providing for the issuance of such series, without any vote or action of the shareholders. During 2000, all outstanding shares of preferred stock were converted into common stock in connection with our initial public offering (IPO). There have been no shares of preferred stock outstanding since our IPO.
Warrants
In connection with a distribution agreement we entered into during 1999, we provided a business partner with a warrant to purchase 245,032 shares of our common stock at $4.06 per share. The warrant expires in June 2009, and no portion of the stock warrant has been exercised as of December 31, 2008.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net income	$2,854,795	$4,087,209	$2,499,680

Denominator:
Weighted-average shares outstanding:
Basic	21,707,364	21,998,845	21,576,553
Employee stock options and escrowed shares	496,950	702,151	782,095

Diluted	22,204,314	22,700,996	22,358,648

Net income per share:
Basic	$0.13	$0.19	$0.12

Diluted	$0.13	$0.18	$0.11

For the years ended December 31, 2008, 2007, and 2006, the calculation of weighted average and equivalent shares excluded options and warrants that were anti-dilutive. The equivalent common shares related to such options and warrants were 1,913,082 in 2008, 1,915,641 in 2007, and 1,964,460 in 2006.
5. GOODWILL
We account for goodwill under the provisions of Statement 142, which specifies the approach and timing for evaluating impairment of intangible assets, and also requires that goodwill be tested for impairment at least annually using a fair value method. We test goodwill for impairment using both income and market based models. The technique used to determine the fair value of our reporting units is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges, which could adversely impact our operating results for the period in which such a determination is made. We perform our annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists. During our annual impairment evaluation in the fourth quarter of 2008 and 2007, the results of our goodwill impairment analysis indicated the fair value of our reporting units exceeded their carrying values. Therefore no impairment existed at December 31, 2008 and 2007.
On March 12, 2007 we acquired TJO. We recorded goodwill of $10,829,471 in connection with this acquisition. The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	Learning	Research	Total
Balance at January 1, 2008	$3,306,688	$17,840,176	$21,146,864
Changes in carrying value of goodwill	—	—	—

Balance at December 31, 2008	$3,306,688	$17,840,176	$21,146,864

	Learning	Research	Total
Balance at January 1, 2007	$3,306,688	$7,010,705	$10,317,393
Changes in carrying value of goodwill	—	10,829,471	10,829,471

Balance at December 31, 2007	$3,306,688	$17,840,176	$21,146,864

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. INTANGIBLE ASSETS
All intangible assets have been evaluated in accordance with Statement 142 and are considered to have finite useful lives. Customer related intangible assets include contract rights, customer lists, and customer relationships associated with our acquisitions of DMR and TJO. Other intangible assets include non-competition agreements associated with the same acquired entities. The intangibles are being amortized over their estimated useful lives, ranging from one to eight years. Amortization of intangible assets was approximately $967,000, $926,000, and $508,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Identifiable intangible assets are comprised of the following:

	As of December 31, 2008			As of December 31, 2007
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Customer related	$9,915,000	$(5,342,099)	$4,572,901	$9,915,000	$(4,470,224)	$5,444,776
Content	3,500,000	(3,500,000)	—	3,500,000	(3,500,000)	—
Other	972,142	(807,222)	164,920	972,142	(712,331)	259,811

Total	$14,387,142	$(9,649,321)	$4,737,821	$14,387,142	$(8,682,555)	$5,704,587

Estimated amortization expense for the years ending December 31, is as follows:

2009	$946,875
2010	946,875
2011	886,794
2012	871,875
2013	549,632
Thereafter	535,770

Total	$4,737,821

7. CONTENT RIGHTS AND DEFERRED SERVICE CREDITS
During 2007 and 2006, we completed updates and maintenance required to publish certain courseware owned by one of our customers and were provided the right to distribute and resell such courseware. In exchange for receipt of an exclusive license to distribute and resell this courseware, we provided the customer with service credits that can be used to make future purchases of our products and services. We accounted for this transaction in accordance with Accounting Principles Board Opinion No. 29 “Accounting for Nonmonetary Transactions” as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets.” The initial value assigned to the content rights and the deferred service credits was $191,667 in 2007 and $904,167 in 2006, which represented the estimated fair value of the assets relinquished. The content rights have been fully amortized as of December 31, 2008.
As of December 31, 2008, issued but unexpired credits approximated $376,000, and expire on various dates through May 2010. The service credits are classified within accrued liabilities on our consolidated balance sheets as of December 31, 2008 and 2007. Additional service credits may be provided in the future if the customer provides additional courseware rights to us. Revenues for services provided in exchange for service credits will be recognized in accordance with our revenue recognition policies.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. BUSINESS SEGMENTS
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
Effective with the acquisition of TJO in March 2007, we launched HealthStream ResearchTM which provides a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and members of the community. In addition, at that time, we changed our organizational structure, appointing a President of HealthStream Research who reports to our Chief Executive Officer (CEO). Our CEO is also our chief operating decision maker. During the first quarter of 2007, we began reporting and measuring performance based on the delivery of learning services and research services. Accordingly, we began disclosing segment performance under the Learning and Research segments.
The following is our business segment information as of and for the years ended December 31, 2008, 2007 and 2006. We measure segment performance based on operating income (loss) before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. During 2008, we revised our measure of segment performance and began allocating building, telecom, and utility expenses to Learning, which had previously been included in Unallocated. We have also restated historical periods for both Learning and Unallocated to reflect the allocation of these corporate overhead expenses. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, as well as depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance.

	Year ended December 31, 2008
	Learning	Research	Unallocated	Consolidated
Revenues, net	$32,831,640	$18,767,903	$—	$51,599,543
Cost of revenues (excluding depreciation and amortization)	10,616,573	9,036,877	—	19,653,450
Product development	4,634,664	1,035,290	—	5,669,954
Sales and marketing	7,087,094	3,522,928	210,040	10,820,062
Depreciation and amortization	1,714,119	1,002,527	1,105,622	4,822,268
Other general and administrative	1,617,432	1,889,971	4,644,888	8,152,291

Segment income (loss) from operations	$7,161,758	$2,280,310	$(6,960,560)	$2,481,518

*Segment assets	$16,027,451	$27,018,000	$9,751,430	$52,796,882

Purchases of property and equipment	$594,816	$118,328	$425,454	$1,138,598

Payments associated with capitalized software feature enhancements	$513,359	$466,983	$—	$980,433

	Year ended December 31, 2007
	Learning	Research	Unallocated	Consolidated
Revenues, net	$27,461,507	$16,487,757	$—	$43,949,264
Cost of revenues (excluding depreciation and amortization)	9,272,559	6,889,946	—	16,162,505
Product development	3,668,651	515,605	123,482	4,307,738
Sales and marketing	6,362,109	2,735,565	114,731	9,212,405
Depreciation and amortization	1,627,564	926,393	1,949,223	4,503,180
Other general and administrative	1,095,217	2,364,937	4,387,904	7,848,058

Segment income (loss) from operations	$5,435,407	$3,055,311	$(6,575,340)	$1,915,378

*Segment assets	$17,270,540	$26,284,097	$9,806,820	$53,361,457

Purchases of property and equipment	$807,450	$46,702	$410,413	$1,264,565

Payments associated with capitalized software feature enhancements	$2,460,254	$106,184	$—	$2,566,438

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. BUSINESS SEGMENTS (continued)

	Year ended December 31, 2006
	Learning	Research	Unallocated	Consolidated
Revenues, net	$25,069,651	$6,713,818	$—	$31,783,469
Cost of revenues (excluding depreciation and amortization)	8,979,456	1,889,847	—	10,869,303
Product development	2,988,862	369,682	144,246	3,502,790
Sales and marketing	5,948,316	883,973	187,762	7,020,051
Depreciation and amortization	973,859	508,332	1,406,977	2,889,168
Other general and administrative	1,214,153	633,190	3,745,683	5,593,026

Segment income (loss) from operations	$4,965,005	$2,428,794	$(5,484,668)	$1,909,131

*Segment assets	$15,167,472	$10,620,782	$15,220,232	$41,008,486

Purchases of property and equipment	$865,416	$24,341	$510,880	$1,400,637

Payments associated with capitalized software feature enhancements	$2,274,684	$—	$—	$2,274,684

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software feature enhancements, certain property and equipment, and intangible assets. Investments in marketable securities and cash and cash equivalents are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.
9. INCOME TAXES
The (benefit) provision for income taxes is comprised of:

	Year Ended December 31,
	2008	2007	2006
Current federal	$19,450	$44,366	$28,044
Current state	54,928	—	—
Deferred federal	(335,944)	(1,780,403)	—
Deferred state	(39,523)	(209,459)	—

(Benefit) provision for income taxes	$(301,089)	$(1,945,496)	$28,044

Income tax (benefit) provision differs from the amounts computed by applying the federal statutory rate of 34% to the income before income taxes as follows:

	Year Ended December 31,
	2008	2007	2006
Federal tax provision at the statutory rate	$868,360	$728,176	$859,427
State income tax provision, net of federal benefit	135,883	113,081	102,681
Difference related to warrants	—	943,018	—
Other	335,641	197,989	254,624
Decrease in valuation allowance	(1,640,973)	(3,927,760)	(1,188,688)

(Benefit) provision for income taxes	$(301,089)	$(1,945,496)	$28,044

As of December 31, 2008, management concluded that a portion of its deferred tax assets would be realized, and to date, has recognized $2,365,329 of deferred tax assets through the reversal of a portion of the valuation allowance. The recognition of this asset was recorded in our statements of income as an income tax benefit of $375,467 and $1,989,862 for the years ended December 31, 2008 and 2007, respectively, and is shown net of current tax expense. The balance sheet at December 31, 2008 includes current deferred tax assets of $356,987 and non current deferred tax assets of $2,008,342. As a result of prior tax deductions related to stock based compensation, up to $158,922 of future reductions of the valuation allowance would be recognized as an increase to common stock. At December 31, 2008 and 2007, a valuation allowance exists for the remaining portion of deferred tax assets, due to the uncertainty of realizing these assets in the future.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. INCOME TAXES (continued)
As of December 31, 2008, we had federal and state net operating loss carryforwards of $38,377,012 and $29,887,616, respectively. These loss carryforwards will expire in years 2012 through 2024. As of December 31, 2008, $2,698,648 of our net operating loss carryforwards is attributable to the exercise of stock options, and if realized, the tax benefit will be recorded as an increase to additional paid-in capital. Our net operating loss carryforwards are subject to annual limitations under Internal Revenue Code Section 382. The annual limitations could result in the expiration of a portion of our net operating loss and tax credit carryforwards before they are fully utilized. During the year, the valuation allowance decreased by $1,638,978, which was comprised of a $1,653,886 decrease related to current taxes and an increase of $14,908 related to the exercise of stock options.
We have research and development tax credit carryforwards of $285,787 that expire in varying amounts through 2024. We have alternative minimum tax credit carryforwards of $104,144 that are available to offset future regular tax liabilities and they do not expire. Federal income tax payments of $5,300, $43,000, and $21,000 were made during the years ended December 31, 2008, 2007, and 2006, respectively. State income tax payments of $41,560, $-0-, and $-0- were made during the years ended December 31, 2008, 2007, and 2006, respectively.
As of December 31, 2008 and 2007, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years through 2008, subject to the statute of limitations. The Company has no income tax examinations in process.
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	December 31,
	2008	2007
Current deferred tax assets:
Allowance for doubtful accounts	$40,486	$23,569
Accrued liabilities	388,332	476,325
Deferred revenue	—	606,410
Net operating loss carryforwards	1,171,087	755,662

	1,599,905	1,861,966
Less: Valuation allowance	(1,242,918)	(1,501,654)

Net Current deferred tax assets	$356,987	$360,312

Noncurrent deferred tax assets:
Depreciation	$30,387	$278,212
Deductible goodwill	72,437	440,480
Difference related to warrants	284,370	284,370
Research and development credits	285,787	285,787
Stock based compensation	158,922	116,285
Alternative minimum tax credits	104,144	93,910
Net operating loss carryforwards	13,071,557	13,710,318

	14,007,604	15,209,362
Less: Valuation allowance	(10,883,939)	(12,266,176)

Net Noncurrent deferred tax assets	$3,123,665	$2,943,186

Noncurrent deferred tax liabilities:
Nondeductible intangible assets	$1,115,323	$1,313,636

Total Noncurrent deferred tax liabilities	$1,115,323	$1,313,636

Net Noncurrent deferred tax asset	$2,008,342	$1,629,550

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK BASED COMPENSATION
Total stock based compensation expense recorded in accordance with Statement 123(R), for the years ended December 31, 2008, 2007, and 2006 which is recorded in our statements of income, is as follows:

	Years Ended December 31,
	2008	2007	2006
Cost of revenues (excluding depreciation and amortization)	$45,479	$48,501	$53,790
Product development	157,969	150,193	142,058
Sales and marketing	199,832	171,400	127,953
Other general and administrative	368,280	372,250	358,267

Total stock based compensation expense	$771,560	$742,344	$682,068

Stock Option Plan
Our 2000 Stock Incentive Plan (the Plan) authorizes the grant of options or other forms of stock based compensation to employees, officers, directors and others, and such grants must be approved by the Compensation Committee of the Board of Directors. Options granted under the Plan have terms of no more than ten years, with certain restrictions. The Plan allows the Compensation Committee of the Board of Directors to determine the vesting period of each grant. The vesting period of the options granted ranges from immediate vesting (generally associated with our board of directors’ options) to annual vesting over four years, beginning one year after the grant date (generally for employee and officer options). As of December 31, 2008, 1,585,758 shares of unissued common stock remained reserved for future grants under the Plan. The Company issues new shares of common stock when options are exercised.
The weighted average fair value of options granted was estimated using the Black-Scholes method. The ranges of assumptions used for these estimates include:

	2008	2007	2006
Risk-free interest rate	2.63 - 3.56%	4.45 - 4.80%	4.55 - 5.07%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	5 to 8	5 to 8	5 to 8
Expected forfeiture rate	0-20%	0-30%	0-20%
Volatility	65%	75%	75%
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
Volatility is the measure of the amount by which the price is expected to fluctuate. We estimate volatility based on the actual historical volatility of our common stock, and we believe future volatility will be similar to our historical volatility experience based on our measurements.
We amortize the fair value of all stock based awards on a straight-line basis over the requisite service period, which generally is the vesting period.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK BASED COMPENSATION (continued)
A progression of activity and various other information relative to stock options for the year ended December 31, 2008 is presented in the table below.

		Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding — beginning of period	2,538,807	$3.36
Granted	498,000	2.92
Exercised	(106,162)	1.99
Expired	(319,900)	7.06
Forfeited	(183,950)	3.22

Outstanding — end of period	2,426,795	$2.85	$725,353

Exercisable at end of period	1,534,045	$2.65	$725,238

The aggregate intrinsic value in the table above represents the total difference between the Company’s closing stock price on December 31, 2008 (the last trading day of the year) of $2.33 and the option exercise price, multiplied by the number of in-the-money options as of December 31, 2008. As of December 31, 2008, total unrecognized compensation expense related to non-vested stock options was $1,192,503, net of estimated forfeitures, with a weighted average expense recognition period of 2.5 years.
Other information relative to option activity during the years ended December 31, 2008, 2007, and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006

Weighted average grant date fair value of stock options granted	$1.69	$2.46	$2.01

Total fair value of stock options vested	$629,528	$682,084	$582,189

Total intrinsic value of stock options exercised	$61,617	$144,826	$663,202

Cash proceeds from exercise of stock options	$210,928	$248,517	$490,467

Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (Purchase Plan) incorporates the provisions of Section 423 of the Internal Revenue Code. Under the Purchase Plan, 1,000,000 shares of common stock have been reserved for purchase by employees. The Purchase Plan provides for annual offer periods of twelve months to eligible employees. Under the Purchase Plan, eligible employees can purchase through payroll deductions, the lesser of up to 15% of their eligible base compensation or 2,500 shares of common stock, at a price equivalent to 85% of the lesser of the beginning or end of Purchase Plan year price. During 2008, 53,108 shares were purchased under the plan at $2.46 per share, and during 2007, 37,685 shares were purchased under the plan at $3.23 per share. There were 532,981 shares available for issuance under the Purchase Plan as of December 31, 2008. In accordance with the provisions of SFAS No. 123(R), the Company recognized $24,855 and $33,409 of stock based compensation expense for the Purchase Plan during the years ended December 31, 2008 and 2007, respectively.
On February 9, 2009, the Company terminated the Plan and deregistered the unsold and unissued shares remaining in the Plan.
11. EMPLOYEE BENEFIT PLAN
401(k) Plan
We have a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Our employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, not to exceed 20% of compensation, subject to IRS limitations. The Company has not provided matching contributions through December 31, 2008.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. DEBT
At December 31, 2008 and 2007, the Company had the following debt outstanding:

	December 31,
	2008	2007
Promissory Note	$1,031,037	$1,737,735
Less current portion	(724,095)	(706,698)

Long-term debt (net of current portion)	$306,942	$1,031,037

Promissory Note
During 2007, the Company financed the purchase of approximately $2.1 million in multi-year software licenses. As a result of this transaction, the Company entered into a promissory note loan agreement which is scheduled to be repaid in 36 payments due on a monthly basis beginning July 1, 2007. The promissory note bears interest at an annual rate of 2.32%, and is unsecured. The Company may not prepay the loan without consent from the lender, and if a prepayment request is granted by the lender, a prepayment fee may be assessed. As of December 31, 2008, the amount outstanding under this loan agreement was $1,031,037.
Scheduled principal payments for debt outstanding, as of December 31, 2008 for the next five years and thereafter are as follows:

2009	$724,095
2010	306,942
2011	—
2012	—
2013	—
Thereafter	—

Total	$1,031,037

Revolving Credit Facility
The Company maintains a Loan Agreement (the “Revolving Credit Facility”) with SunTrust Bank (“SunTrust”) in the aggregate principal amount of $15.0 million, which matures on July 21, 2009. The obligations under the revolving credit facility are guaranteed by each of the Company’s subsidiaries. The Company’s borrowings under the revolving credit facility bear interest at a LIBOR rate generally defined as the sum of (i) a variable rate of interest equal to the 30-Day LIBOR Rate plus (ii) 150 basis points per annum. Principal is payable in full on the maturity date. The Company is required to pay a commitment fee of 10 basis points per annum of the average daily unused portion of the revolving credit facility.
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
As of December 31, 2008, the Company believes it was in compliance with all covenants. There were no balances outstanding on the revolving credit facility as of December 31, 2008.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. LEASES
As of December 31, 2008, we lease office facilities in Nashville, TN, Laurel, MD, and Franklin, TN, under agreements that expire before or during March 2012. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. We account for these leases by recognizing rent expense on the straight-line basis and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The Company also leases certain office equipment under operating leases. Total rent expense under all operating leases was approximately $1,502,000, $1,410,000, and $897,000, for the years ended December 31, 2008, 2007, and 2006, respectively. We also lease certain computer and office equipment from third parties which are accounted for as capital leases.
Future rental payment commitments at December 31, 2008 under capital and non-cancelable operating leases, with initial terms of one year or more, are as follows:

	Capital Leases	Operating Leases
2009	$22,389	$1,018,517
2010	9,072	656,532
2011	4,494	569,171
2012	—	117,502
2013	—	—

Total minimum lease payments	35,955	$2,361,722

Less amounts representing interest	(2,585)

Present value of minimum lease payments (including $20,592 classified as current)	$33,370

The carrying value of assets under capital leases, which are included with owned assets in the accompanying consolidated balance sheets, was $24,250 and $128,773 at December 31, 2008 and 2007, respectively. Amortization of the assets under the capital leases is included in depreciation expense on the accompanying consolidated statements of income.
14. LITIGATION
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
15. SUBSEQUENT EVENT
On February 9, 2009, the Company terminated the Employee Stock Purchase Plan and deregistered the unsold and unissued shares remaining in the Purchase Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2008. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information as to directors of the Company and corporate governance is incorporated by reference from the information contained in our proxy statement for the 2009 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”
Item 11. Executive Compensation
Incorporated by reference from the information contained in our proxy statement for the 2009 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information contained in our proxy statement for the 2009 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the information contained in our proxy statement for the 2009 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
Item 14. Principal Accounting Fees and Services
Incorporated by reference from the information contained in our proxy statement for the 2009 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.
(a)(3) Exhibits

Number	Description

2.1(1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.
2.2(2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust
*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.
*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.
*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.
4.2	Reference is made to Exhibits 3.1 and 3.2.
*4.3	Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical Systems.
*4.4	Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation
*10.1^	1994 Employee Stock Option Plan, effective as of April 15, 1994
*10.2^	2000 Stock Incentive Plan, effective as of April 10, 2000
*10.3^	Form of Indemnification Agreement
*10.4^(3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.
*10.5	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant
*+10.6	Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems
*+10.7	Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Services, Inc., as amended
^10.8(4)	Form of Director Stock Option Agreement
^10.9(4)	Form of Employee and Executive Officer Stock Option Agreement
10.10(5)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank
10.11(6)	First Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank
10.12(7)	Second Amendment to Loan Agreement dated July 23, 2007 between HealthStream, Inc. and SunTrust Bank
^10.13	Summary of Director and Executive Officer Compensation
21.1	Subsidiaries of HealthStream, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment was received, with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.

(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.

(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.

(4)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, dated March 30, 2007.

(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.

(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.

(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 24, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 2009.

HEALTHSTREAM, INC.
By:	/s/ Robert A. Frist, Jr.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Robert A. Frist, Jr. Robert A. Frist, Jr.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 27, 2009

/s/ Gerard M. Hayden, Jr. Gerard M. Hayden, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 27, 2009

/s/ James Daniell James Daniell	Director	March 27, 2009

/s/ Thompson Dent Thompson Dent	Director	March 27, 2009

/s/ Frank Gordon Frank Gordon	Director	March 27, 2009

/s/ Jeffrey L. McLaren Jeffrey L. McLaren	Director	March 27, 2009

/s/ Dale Polley Dale Polley	Director	March 27, 2009

/s/ Linda Rebrovick Linda Rebrovick	Director	March 27, 2009

/s/ Michael Shmerling Michael Shmerling	Director	March 27, 2009

/s/ William Stead William Stead	Director	March 27, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1(1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.
2.2(2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust
*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.
*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.
*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.
4.2	Reference is made to Exhibits 3.1 and 3.2.
*4.3	Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical Systems.
*4.4	Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation
*10.1^	1994 Employee Stock Option Plan, effective as of April 15, 1994
*10.2^	2000 Stock Incentive Plan, effective as of April 10, 2000
*10.3^	Form of Indemnification Agreement
*10.4^(3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.
*10.5	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant
*+10.6	Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems
*+10.7	Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Systems, Inc., as amended
^10.8(4)	Form of Director Stock Option Agreement
^10.9(4)	Form of Employee and Executive Officer Stock Option Agreement
10.10(5)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank
10.11(6)	First Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank
10.12(7)	Second Amendment to Loan Agreement dated July 23, 2007 between HealthStream, Inc. and SunTrust Bank
^10.13	Summary of Director and Executive Officer Compensation
21.1	Subsidiaries of HealthStream, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment was received with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.

(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.

(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.

(4)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, dated March 30, 2007.

(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.

(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.

(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 24, 2007.