Form 10-Q
period 2009-03-31
HEALTHSTREAM INC
filed 2009-05-12
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 11, 2009, 21,383,055 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,771,295	$4,106,612
Restricted cash	17,128	17,128
Interest receivable	984	4,090
Accounts receivable, net of allowance for doubtful accounts of $155,651 and $106,542 at March 31, 2009 and December 31, 2008, respectively	10,445,100	8,303,212
Accounts receivable — unbilled	1,734,119	1,669,356
Prepaid royalties, net of amortization	1,338,392	995,493
Prepaid development fees, net of amortization	558,847	375,866
Deferred tax assets, current	356,987	356,987
Other prepaid expenses and other current assets	665,882	1,034,026

Total current assets	19,888,734	16,862,770
Property and equipment:
Equipment	13,179,818	12,651,227
Leasehold improvements	2,001,232	1,990,532
Furniture and fixtures	1,579,592	1,579,592

	16,760,642	16,221,351
Less accumulated depreciation and amortization	(13,311,596)	(12,746,487)

	3,449,046	3,474,864

Capitalized software feature enhancements, net of accumulated amortization of $2,857,198 and $2,500,017 at March 31, 2009 and December 31, 2008, respectively	4,307,768	4,392,780
Goodwill	21,146,864	21,146,864
Intangible assets, net of accumulated amortization of $9,886,040 and $9,649,321 at March 31, 2009 and December 31, 2008, respectively	4,501,102	4,737,821
Deferred tax assets, noncurrent	2,008,342	2,008,342
Other assets	512,315	173,441

Total assets	$55,814,171	$52,796,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$970,202	$1,386,771
Accrued liabilities	2,868,124	2,556,102
Accrued compensation and related expenses	645,176	477,277
Commercial support liabilities	243,526	347,234
Deferred revenue	12,426,637	10,202,309
Current portion of long term debt	728,511	724,095
Current portion of capital lease obligations	13,340	20,592

Total current liabilities	17,895,516	15,714,380

Long term debt, less current portion	123,150	306,942
Capital lease obligations, less current portion	9,579	12,778
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,382,055 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	95,466,504	95,320,889
Accumulated deficit	(57,680,578)	(58,558,107)

Total shareholders’ equity	37,785,926	36,762,782

Total liabilities and shareholders’ equity	$55,814,171	$52,796,882

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Revenues, net	$13,619,208	$11,421,700
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	5,267,831	4,527,773
Product development	1,534,421	1,284,432
Sales and marketing	2,713,594	2,552,275
Other general and administrative expenses	1,901,278	1,767,276
Depreciation and amortization	1,266,300	1,246,047

Total operating costs and expenses	12,683,424	11,377,803

Income from operations	935,784	43,897

Other income (expense):
Interest and other income	8,956	46,129
Interest and other expense	(9,841)	(24,342)

Total other income (expense)	(885)	21,787

Income before income taxes	934,899	65,684
Income tax provision	57,370	—

Net income	$877,529	$65,684

Net income per share:
Basic	$0.04	$0.00

Diluted	$0.04	$0.00

Weighted average shares of common stock outstanding:
Basic	21,382,055	22,086,945

Diluted	21,567,204	22,727,096

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity

Balance at December 31, 2008	21,382,055	$95,320,889	$(58,558,107)	$36,762,782

Net income	—	—	877,529	877,529

Stock based compensation	—	145,615	—	145,615

Balance at March 31, 2009	21,382,055	$95,466,504	$(57,680,578)	$37,785,926

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$877,529	$65,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	566,764	521,497
Amortization	699,536	724,550
Stock based compensation expense	145,615	152,934
Provision for doubtful accounts	50,000	—
Realized loss on disposal of property and equipment	—	7,472
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(2,256,651)	1,388,300
Restricted cash	—	(37,004)
Interest receivable	3,106	2,527
Prepaid royalties	(342,899)	(104,162)
Prepaid development fees	(66,950)	(14,464)
Other prepaid expenses and other current assets	368,144	(49,759)
Other assets	49,042	49,375
Accounts payable	(416,569)	(1,345,960)
Accrued liabilities and accrued compensation and related expenses	(129,663)	(779,826)
Commercial support liabilities	(103,708)	48,886
Deferred revenue	2,224,328	1,096,695

Net cash provided by operating activities	1,667,624	1,726,745

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(9,194)
Payments associated with capitalized software feature enhancements	(272,168)	(159,597)
Purchases of property and equipment, net	(540,946)	(216,702)

Net cash used in investing activities	(813,114)	(385,493)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	34,081
Payments on promissory note	(179,376)	(175,066)
Payments on capital lease obligations	(10,451)	(46,248)

Net cash used in financing activities	(189,827)	(187,233)

Net increase in cash and cash equivalents	664,683	1,154,019
Cash and cash equivalents at beginning of period	4,106,612	3,599,346

Cash and cash equivalents at end of period	$4,771,295	$4,753,365

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The balance sheet at December 31, 2008 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission).
2. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) changes the accounting for acquisition-related restructuring cost accruals and the recognition of changes in the acquirer’s income tax valuation allowance, and no longer permits the capitalization of certain acquisition costs. In addition, SFAS No. 141(R) establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective prospectively, except for certain retrospective adjustments for deferred tax balances. The Company’s consolidated financial statements will be impacted by SFAS 141(R) in relation to business combination activities subsequent to January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted SFAS No. 160 on January 1, 2009. The adoption of this new standard did not have a material effect on the Company’s financial position, results of operations, or cash flows.
In April 2008, FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”), was issued. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted FSP No. FAS 142-3 on January 1, 2009. The adoption of this new standard did not have a material effect on the Company’s financial position, results of operations, or cash flows.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. INCOME TAXES
Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Under the provisions of SFAS No. 109, management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law.  SFAS No. 109 identifies four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management’s estimate of future taxable income is performed during the fourth quarter in connection with the Company’s annual budget process. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of March 31, 2009, the Company had established a valuation allowance of $11.7 million for the portion of its net deferred tax assets that are not more likely than not expected to be realized.
The Company’s effective tax rate for the three months ended March 31, 2009 and 2008 is substantially less than the statutory rate because a significant portion of our taxable income has been offset through utilization of our net operating loss (“NOL”) carryforwards. Taxable income for the three months ended March 31, 2009 has been applied towards our NOL carryforwards and resulted in a reduction of the valuation allowance of approximately $422,000. The Company’s effective tax rate could change in the future based on our projections of taxable income, changes in federal or state tax rates, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets.
4. STOCK BASED COMPENSATION
The Company currently maintains a stock incentive plan. The Company terminated the Employee Stock Purchase Plan on February 9, 2009. We account for our stock based compensation plan under the provisions of SFAS No. 123(R), “Share-Based Payments,” which requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options. We use the Black Scholes option pricing model for calculating the fair value of awards issued under our stock based compensation plan. During the three months ended March 31, 2009, we granted 209,000 stock options with a weighted average grant date fair value of $1.04. We did not grant stock options during the three months ended March 31, 2008. The fair value of stock based awards granted during the three months ended March 31, 2009 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

Risk-free interest rate	1.73%
Expected dividend yield	0.0%
Expected life (in years)	5
Expected forfeiture rate	20%
Volatility	60%
Total stock based compensation expense recorded for the three months ended March 31, 2009 and 2008, which is recorded in our condensed consolidated statements of income, is as follows:

	Three months ended
	March 31,
	2009	2008
Cost of revenues (excluding depreciation and amortization)	$5,191	$10,800
Product development	35,086	33,248
Sales and marketing	38,640	50,214
Other general and administrative	66,698	58,672

Total stock based compensation expense	$145,615	$152,934

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 2.1 million at March 31, 2009 and 1.6 million at March 31, 2008.
The following table sets forth the computation of basic and diluted net income per share for three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008
Numerator:
Net income	$877,529	$65,684

Denominator:
Weighted average shares outstanding:
Basic	21,382,055	22,086,945
Employee stock options and escrowed shares	185,149	640,151

Diluted	21,567,204	22,727,096

Net income per share:
Basic	$0.04	$0.00

Diluted	$0.04	$0.00

6. BUSINESS SEGMENTS
We provide our services to healthcare organizations, pharmaceutical and medical device companies, and other members within the healthcare industry. Our services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2008.
We measure segment performance based on operating income (loss) before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The following is our business segment information as of and for the three months ended March 31, 2009 and 2008.

	Three months ended
	March 31, 2009	March 31, 2008
Revenues
Learning	$8,993,611	$7,496,706
Research	4,625,597	3,924,994

Total net revenue	$13,619,208	$11,421,700

Income (loss) from operations
Learning	$2,047,165	$1,659,632
Research	573,157	28,863
Unallocated	(1,684,538)	(1,644,598)

Total income from operations	$935,784	$43,897

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. BUSINESS SEGMENTS (continued)

	March 31, 2009	December 31, 2008
Segment assets
Learning *	$18,583,251	$16,027,451
Research *	26,958,707	27,018,000
Unallocated	10,272,213	9,751,431

Total assets	$55,814,171	$52,796,882

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software feature enhancements, certain property and equipment, and intangible assets. Cash and cash equivalents are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.
7. CONTENT RIGHTS AND DEFERRED SERVICE CREDITS
During the three months ended March 31, 2009, we entered into a renewal agreement with a customer in which we were provided continued rights to distribute and resell courseware owned by them. In exchange for the receipt of an exclusive license to distribute and resell this courseware, we provided the customer with service credits that can be exchanged for future purchases of our products and services. We accounted for this transaction in accordance with Accounting Principles Board Opinion No. 29 “Accounting for Nonmonetary Transactions” as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets.” The value assigned to the content rights and the deferred service credits was $665,000, which represented the estimated fair value of the assets relinquished. The content rights are classified within prepaid development fees and other assets, and the deferred service credits are classified within accrued liabilities on our condensed consolidated balance sheet as of March 31, 2009.
These exchangeable service credits will be issued annually through December 31, 2011, and will expire twenty-four months after issuance. Any unused credits will be forfeited upon expiration. During the three months ended March 31, 2009, we issued exchangeable service credits of $465,000 in accordance with this agreement, and are obligated to issue remaining service credits of $100,000 per year in both 2010 and 2011. The content rights are being amortized on a straight-line basis through December 31, 2012. Revenues for products or services provided in exchange for these service credits will be recognized in accordance with our revenue recognition policies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Cautionary Notice Regarding Forward-Looking Statements
You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2008, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 27, 2009 (the “2008 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “ projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.
The Company cautions that forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption “Item 1A. Risk Factors” in the 2008 Form 10-K and the information regarding forward-looking statements in our earnings releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.
Overview
HealthStream’s services are focused on the professionals who work within healthcare organizations, and include the delivery of education and training products and services (“HealthStream Learning”), as well as survey and research services (“HealthStream Research”). HealthStream Learning products and services are used by healthcare organizations to meet a broad range of their training and assessment needs, while HealthStream Research products and services provide our customers valuable insight into measuring quality and satisfaction of patients, physicians, employees, and members of the community. Across both our HealthStream Learning and HealthStream Research segments, our customers include approximately 2,400 healthcare organization facilities (predominately acute-care facilities) throughout the United States.
The Company’s flagship learning product is the HealthStream Learning Center® (“HLC”), our proprietary, Internet-based learning platform. We deliver educational and training courseware to our customers through the HLC platform. HealthStream Learning products and services are focused on education and training initiatives designed to reach hospital-based healthcare professionals, as well as physicians and medical device and pharmaceutical industry sales representatives.
HealthStream Research products and services include quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, physicians, employees, and members of the community. HealthStream Research services are designed to provide customers thorough analyses that provide insightful recommendations for change; benchmarking capabilities using our comprehensive databases, and consulting services to identify solutions based on their survey results. As a certified vendor designated by the Centers for Medicare & Medicaid Services, we offer our customers CAHPS® (Consumer Assessment of Health Plan Survey) hospital survey services.
Key financial and operational indicators for the first quarter of 2009 include:
•	Revenues of $13.6 million in the first quarter of 2009, up 19% over the first quarter of 2008

•	Net income of $878,000 in the first quarter of 2009, up from $66,000 in the first quarter of 2008

•	Earnings per share (EPS) of $0.04, up from $0.00 for the same period last year
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
The accounting policies and estimates that we believe are the most critical in fully understanding and evaluating our reported financial results include the following:
•	Revenue recognition

•	Accounting for income taxes

•	Product development costs and related capitalization

•	Goodwill, intangibles, and other long-lived assets

•	Allowance for doubtful accounts

•	Accrual for service credits

•	Stock based compensation

•	Nonmonetary exchange of content rights and deferred service credits
In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
Revenues and Expense Components
The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.
Revenues. Revenues for our HealthStream Learning business segment consist of the provision of services through our Internet-based HLC, authoring tools, a variety of courseware subscriptions (add-on courseware), implementation and consulting services, maintenance of third party content, online sales training courses (RepDirect™), online training and content development, HospitalDirect®, and a variety of other educational activities for physicians, nurses and other professionals within healthcare organizations. Revenues for our HealthStream Research business segment consist of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on physicians, patients, employees, and other members of the community.
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
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. Personnel costs within sales and marketing include our HealthStream Learning and HealthStream Research sales teams, strategic account management, and marketing personnel, as well as our account management group.
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
Other Income/Expense. The primary component of other income is interest income related to interest earned on cash and cash equivalents. The primary component of other expense is interest expense related to a promissory note, capital leases and our revolving credit facility.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Revenues. Revenues increased approximately $2.2 million, or 19.2%, to $13.6 million for the three months ended March 31, 2009 from $11.4 million for the three months ended March 31, 2008. Revenues for 2009 consisted of $9.0 million, or 66% of total revenue, for HealthStream Learning and $4.6 million, or 34% of total revenue, for HealthStream Research. In 2008, revenues consisted of $7.5 million, or 66% of total revenue, for HealthStream Learning and $3.9 million, or 34% of total revenue, for HealthStream Research.
Revenues for HealthStream Learning increased $1.5 million, or 20.0%, over the first quarter of 2008. Revenues from our Internet-based subscription learning products accounted for $1.1 million of the increase, and were comprised of revenue increases from the HLC of $498,000 and from courseware subscriptions and online training services of $591,000. Revenues from these products increased 17 percent over the prior year quarter and approximated $7.6 million for the first quarter of 2009. These revenue increases resulted from continued growth in our HLC subscriber base and additional courseware sales to our customers. Revenues associated with implementation, development, and consulting services increased $559,000 over the prior year quarter due to increased courseware development service revenues compared to the prior year . These increases in revenues were partially offset by a decline in revenues from live events, study guides, and other project-based activities, which collectively declined $151,000 from the same quarter in the prior year.
Revenues for HealthStream Research increased $701,000, or 17.8%, over the first quarter of 2008. HealthStream Research provides four survey product lines: patient, physician, employee and community. This revenue growth is attributable to increased volumes for these product lines when compared to the prior year quarter.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $740,000, or 16.3%, to $5.3 million for the three months ended March 31, 2009 from $4.5 million for the three months ended March 31, 2008. Cost of revenues as a percentage of revenues were 38.7% of revenues for the three months ended March 31, 2009 down from 39.6% of revenues for the three months ended March 31, 2008. Cost of revenues for HealthStream Learning increased approximately $548,000 to $3.0 million and approximated 33.4% and 32.8% of revenues for the three months ended March 31, 2009 and 2008, respectively. The expense increase was primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues as well as increased costs to support the growth in implementation, development, and consulting revenues. Cost of revenues for HealthStream Research increased approximately $192,000 to $2.3 million and approximated 48.9% and 52.7% of revenues for the three months ended March 31, 2009 and 2008, respectively. The increase in cost of revenues for HealthStream Research is primarily a result of the costs associated with increased survey volumes compared to the same quarter in the prior year. The decrease in cost of revenues as a percentage of revenues resulted from improved operating efficiencies compared to the same quarter in the prior year.
Gross Margin (excluding depreciation and amortization). Gross margin (which we define as revenues less cost of revenues divided by revenues) improved to 61.3% for the three months ended March 31, 2009 from 60.4% for the three months ended March 31, 2008. This improvement is primarily associated with the improved performance within HealthStream Research compared to the same quarter in the prior year. Gross margins for HealthStream Learning were 66.6% and 67.2% for the three months ended March 31, 2009 and 2008, respectively. Gross margins for HealthStream Research were 51.1% and 47.3% for the three months ended March 31, 2009 and 2008, respectively.
Product Development. Product development expenses increased approximately $250,000, or 19.5%, to $1.5 million for the three months ended March 31, 2009 from $1.3 million for the three months ended March 31, 2008. Product development expenses as a percentage of revenues were 11.3% and 11.2% of revenues for the three months ended March 31, 2009 and 2008, respectively.
Product development expenses for HealthStream Learning increased approximately $200,000 and approximated 13.8% and 13.9% of revenues for the three months ended March 31, 2009 and 2008, respectively. This expense increase resulted from additional personnel and contract labor associated with maintenance and support of our learning platform products. Product development expenses for HealthStream Research increased approximately $50,000 associated with additional personnel and approximated 6.4% and 6.2% of revenues for the three months ended March 31, 2009 and 2008, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $161,000, or 6.3%, to $2.7 million for the three months ended March 31, 2009 from $2.6 million for the three months ended March 31, 2008. Sales and marketing expenses approximated 19.9% and 22.3% of revenues for the three months ended March 31, 2009 and 2008, respectively.
Sales and marketing expenses for HealthStream Learning increased $230,000 and approximated 20.4% and 21.4% of revenues for the three months ended March 31, 2009 and 2008, respectively. This expense increase primarily resulted from additional sales personnel and related expenses. Sales and marketing expenses for HealthStream Research decreased approximately $85,000, and approximated 17.6% and 22.9% of revenues for the three months ended March 31, 2009 and 2008, respectively. This decrease resulted primarily from fewer sales and marketing personnel and related expenses when compared to the prior year quarter.
Other General and Administrative. Other general and administrative expenses increased approximately $134,000, or 7.6%, and approximated $1.9 million for the three months ended March 31, 2009 compared to $1.8 million for the three months ended March 31, 2008. Other general and administrative expenses as a percentage of revenues decreased to 14.0% for the three months ended March 31, 2009 from 15.5% for the three months ended March 31, 2008. The percentage decrease is a result of the revenue increases mentioned above.
Other general and administrative expenses for HealthStream Learning increased $136,000 compared to the prior year quarter, primarily due to additional personnel expenses and bad debt expense. Other general and administrative expenses for HealthStream Research increased approximately $20,000 over the prior year quarter, primarily due to office expenses and bad debt expense. The unallocated corporate portion of other general and administrative expenses decreased $21,000 from the prior year quarter, primarily due to lower facility costs.
Depreciation and Amortization. Depreciation and amortization increased approximately $20,000, or 1.6%, to $1.3 million for the three months ended March 31, 2009 from $1.2 million for the three months ended March 31, 2008.
Other Income (Expense). Other income (expense) decreased approximately $23,000, or 104.1%, to an expense of $1,000 for the three months ended March 31, 2009 from income of $22,000 for the three months ended March 31, 2008. Interest income decreased $37,000 from the prior year quarter resulting from lower yield rates on cash and cash equivalents. Interest expense decreased $15,000 from the prior year quarter due to reductions in debt and capital lease balances.
Provision for Income Taxes. The Company’s income tax provision primarily consists of the federal alternative minimum tax and state income taxes. Taxable income for 2009 is expected to be substantially offset by the utilization of our operating loss carryforwards.
Net Income. Net income was approximately $878,000 for the three months ended March 31, 2009, up from $66,000 for the three months ended March 31, 2008. Net income per share was $0.04 per share for the three months ended March 31, 2009, up from $0.00 per share for the three months ended March 31, 2008. This improvement is a result of the factors mentioned above.
Liquidity and Capital Resources
Net cash provided by operating activities was approximately $1.7 million during both the three months ended March 31, 2009 and 2008. Our primary sources of cash were generated from receipts from the sales of our products and services. Our days sales outstanding (“DSO”) which we calculate by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter, approximated 69 days for the first quarter of 2009 compared to 57 days for the first quarter of 2008. The increase in DSO is due to payment delays from customers, as well as higher balances with several customers that were billed in advance for annual fees rather than on a monthly subscription basis. The primary uses of cash to fund our operations for the quarter ended March 31, 2009 included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses. The increase in accounts receivable and prepaid royalties negatively impacted our cash flows from operations for the three months ended March 31, 2009.
Net cash used in investing activities approximated $813,000 for the three months ended March 31, 2009 compared to $385,000 during the three months ended March 31, 2008. The primary uses of cash for the quarter ended March 31, 2009 were associated with property and equipment purchases of $541,000 and capitalized software feature enhancements of $272,000. These uses of cash were associated with technology investments in our platform products.
Cash used in financing activities was approximately $190,000 and $187,000 for the three months ended March 31, 2009 and 2008, respectively. The primary uses of cash for the quarter ended March 31, 2009 related to payments under a promissory note and capital lease obligations.

Our revenues increased and our operating income improved over the prior year quarter, and our balance sheet reflects positive working capital at March 31, 2009. Current assets increased approximately $3.0 million during the first quarter of 2009 primarily due to increases in accounts receivable, cash balances, and prepaid royalties, while current liabilities also increased approximately $2.2 million during the first quarter of 2009 resulting from increases in deferred revenue. Our primary source of liquidity was $4.8 million of cash and cash equivalents, restricted cash, and interest receivable. We also have a $15.0 million revolving credit facility loan agreement, all of which was available at March 31, 2009.
We believe that our existing cash and cash equivalents, restricted cash, related interest receivable, and cash generated from operations will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Our revolving credit facility expires in July 2009, and we are in the process of renewing or replacing this credit facility, which may be difficult in the current economic environment. If we are unable to renew this credit facility on acceptable terms, we believe we will have sufficient liquidity to meet our anticipated needs for at least the next 12 months. As part of our growth strategy, we review possible strategic alliances and acquisitions that complement our products and services. We anticipate that future strategic alliances and acquisitions, if any, would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity or debt securities and/or borrowings under our revolving credit facility, or another facility, to finance any future acquisitions. The issuance of our stock as consideration for an acquisition would have a dilutive effect and could adversely affect our stock price. The credit markets have been experiencing extreme volatility and disruption, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of March 31, 2009, our outstanding indebtedness included a promissory note of approximately $852,000 and approximately $23,000 of capital lease obligations. We may become subject to interest rate market risk associated with borrowings under our revolving credit facility, which bears interest at a variable rate based on the 30 Day LIBOR Rate plus 150 basis points. We are also exposed to market risk with respect to our cash balances. At March 31, 2009, the Company had cash and cash equivalents, restricted cash, and related interest receivable totaling approximately $4.8 million. Current investment rates of return approximate 1.00% — 1.50%. Assuming a 1.25% rate of return on $4.8 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $6,000.
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

HEALTHSTREAM, INC.

May 12, 2009	By:	/s/ Gerard M. Hayden, Jr.
Gerard M. Hayden, Jr.
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