Form 10-Q
period 2009-06-30
HEALTHSTREAM INC
filed 2009-08-10
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of August 10, 2009, 21,429,430 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,280,579	$4,106,612
Restricted cash	22,399	17,128
Interest receivable	2,051	4,090
Accounts receivable, net of allowance for doubtful accounts of $229,464 and $106,542 at June 30, 2009 and December 31, 2008, respectively	9,330,147	8,303,212
Accounts receivable — unbilled	1,898,100	1,669,356
Prepaid royalties, net of amortization	1,298,580	995,493
Prepaid development fees, net of amortization	508,906	375,866
Deferred tax assets, current	356,987	356,987
Other prepaid expenses and other current assets	645,666	1,034,026

Total current assets	22,343,415	16,862,770
Property and equipment:
Equipment	13,154,818	12,651,227
Leasehold improvements	2,003,164	1,990,532
Furniture and fixtures	1,599,932	1,579,592

	16,757,914	16,221,351
Less accumulated depreciation and amortization	(13,699,830)	(12,746,487)

	3,058,084	3,474,864

Capitalized software feature enhancements, net of accumulated amortization of $3,222,872 and $2,500,017 at June 30, 2009 and December 31, 2008, respectively	4,334,974	4,392,780
Goodwill	21,146,864	21,146,864
Intangible assets, net of accumulated amortization of $10,122,759 and $9,649,321 at June 30, 2009 and December 31, 2008, respectively	4,264,384	4,737,821
Deferred tax assets, noncurrent	2,008,342	2,008,342
Other assets	503,205	173,441

Total assets	$57,659,268	$52,796,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$866,932	$1,386,771
Accrued liabilities	3,157,050	2,556,102
Accrued compensation and related expenses	957,757	477,277
Commercial support liabilities	176,726	347,234
Deferred revenue	12,144,089	10,202,309
Current portion of long term debt	671,191	724,095
Current portion of capital lease obligations	11,461	20,592

Total current liabilities	17,985,206	15,714,380

Long term debt, less current portion	—	306,942
Capital lease obligations, less current portion	7,993	12,778
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,383,055 and 21,382,055 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	95,618,530	95,320,889
Accumulated deficit	(55,952,461)	(58,558,107)

Total shareholders’ equity	39,666,069	36,762,782

Total liabilities and shareholders’ equity	$57,659,268	$52,796,882

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2009	2008
Revenues, net	$14,583,522	$13,012,995
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	5,228,069	4,862,638
Product development	1,447,422	1,330,530
Sales and marketing	2,601,702	2,694,108
Other general and administrative expenses	2,194,327	2,192,591
Depreciation and amortization	1,250,065	1,208,872

Total operating costs and expenses	12,721,585	12,288,739

Income from operations	1,861,937	724,256

Other income (expense):
Interest and other income	7,321	40,089
Interest and other expense	(9,391)	(16,904)

Total other income (expense)	(2,070)	23,185

Income before income taxes	1,859,867	747,441
Income tax provision	131,750	8,000

Net income	$1,728,117	$739,441

Net income per share:
Basic	$0.08	$0.03

Diluted	$0.08	$0.03

Weighted average shares of common stock outstanding:
Basic	21,382,802	21,961,252

Diluted	21,626,406	22,578,825

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Revenues, net	$28,202,729	$24,434,695
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	10,495,901	9,390,411
Product development	2,981,846	2,614,963
Sales and marketing	5,315,093	5,251,096
Other general and administrative expenses	4,095,803	3,955,072
Depreciation and amortization	2,516,365	2,454,947

Total operating costs and expenses	25,405,008	23,666,489

Income from operations	2,797,721	768,206

Other income (expense):
Interest and other income	16,277	86,218
Interest and other expense	(19,232)	(41,299)

Total other income (expense)	(2,955)	44,919

Income before income taxes	2,794,766	813,125
Income tax provision	189,120	8,000

Net income	$2,605,646	$805,125

Net income per share:
Basic	$0.12	$0.04

Diluted	$0.12	$0.04

Weighted average shares of common stock outstanding:
Basic	21,382,429	22,024,098

Diluted	21,596,805	22,652,960

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2009

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2008	21,382,055	$95,320,889	$(58,558,107)	$36,762,782

Net income	—	—	2,605,646	2,605,646

Stock based compensation	—	296,401	—	296,401

Exercise of stock options	1,000	1,240	—	1,240

Balance at June 30, 2009	21,383,055	$95,618,530	$(55,952,461)	$39,666,069

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$2,605,646	$805,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,516,365	2,454,947
Stock based compensation expense	296,401	426,112
Provision for doubtful accounts	125,000	20,000
Realized loss on disposal of property and equipment	419	15,605
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(1,380,679	1,302,992
Restricted cash	(5,271)	(84,181)
Interest receivable	2,039	5,957
Prepaid royalties	(303,087)	(306,297)
Prepaid development fees	(94,281)	(67,698)
Other prepaid expenses and other current assets	388,360	(211,606)
Other assets	58,152	138,476
Accounts payable	(519,839)	(1,090,843)
Accrued liabilities and accrued compensation and related expenses	471,844	(360,968)
Commercial support liabilities	(170,508)	268,588
Deferred revenue	1,41,780	747,751

Net cash provided by operating activities	5,933,341	4,063,959

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(9,194)
Payments associated with capitalized software feature enhancements	(665,048)	(289,542)
Purchases of property and equipment, net	(721,804)	(480,477)

Net cash used in investing activities	(1,386,852)	(779,213)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,240	66,316
Issuance of common stock to Employee Stock Purchase Plan	—	130,911
Repurchase of common stock	—	(999,977)
Payments on promissory note	(359,846)	(351,200)
Payments on capital lease obligations	(13,916)	(84,087)

Net cash used in financing activities	(372,522)	(1,238,037)

Net increase in cash and cash equivalents	4,173,967	2,046,709
Cash and cash equivalents at beginning of period	4,106,612	3,599,346

Cash and cash equivalents at end of period	$8,280,579	$5,646,055

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The balance sheet at December 31, 2008 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2009).
In the second quarter of 2009 we recorded an adjustment related to capitalized software feature enhancements and product development expense that resulted in an increase to net income of approximately $105,000. The error resulted from improperly expensing software development costs incurred during the first quarter of 2009. Management evaluated the effect of this error on the first quarter financial statements, and concluded the error is immaterial to the Company’s financial position and results of operations on an annualized basis, and therefore has corrected the error in the second quarter financial statements. The correction of the error resulted in a reduction of product development expenses and an increase to capitalized software feature enhancements during the second quarter of 2009, but did not have an effect on net income for the six months ended June 30, 2009.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted SFAS No. 160 on January 1, 2009. The adoption of this new standard did not have an effect on the Company’s financial position, results of operations, or cash flows.
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the quarter ended June 30, 2009, we adopted SFAS No. 165. The adoption of this new standard did not have a material effect on the Company’s financial position, results of operations, or cash flows.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. INCOME TAXES
Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management’s estimate of future taxable income is performed during the fourth quarter in connection with the Company’s annual budget process. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of June 30, 2009, the Company had established a valuation allowance of $11.0 million for the portion of its net deferred tax assets that are not more likely than not expected to be realized.
The Company’s effective tax rate for the three and six months ended June 30, 2009 and 2008 is substantially less than the statutory rate because a significant portion of our taxable income has been offset through utilization of our net operating loss (“NOL”) carryforwards. Taxable income for the six months ended June 30, 2009 has been applied towards our NOL carryforwards and resulted in a reduction of the valuation allowance of approximately $1.2 million. The Company’s effective tax rate could change in the future based on our projections of taxable income, changes in federal or state tax rates, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets.
4. STOCK BASED COMPENSATION
The Company currently maintains one stock incentive plan. We account for our stock based compensation plan using the fair-value based method for costs related to share-based payments, including stock options. We use the Black Scholes option pricing model for calculating the fair value of awards issued under our stock based compensation plan. During the six months ended June 30, 2009, we granted 289,000 stock options with a weighted average grant date fair value of $1.17. During the six months ended June 30, 2008, we granted 498,000 stock options with a weighted average grant date fair value of $1.69. The fair value of stock based awards granted during the six months ended June 30, 2009 and 2008 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

	Six Months Ended
	June 30,
	2009	2008
Risk-free interest rate	1.73 - 3.22%	2.63 - 3.56%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5 - 7 years	5 - 8 years
Expected forfeiture rate	0-20%	0-20%
Volatility	60%	65%
Total stock based compensation expense recorded for the three and six months ended June 30, 2009 and 2008, which is recorded in our condensed consolidated statements of income, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of revenues (excluding depreciation and amortization)	$8,299	$12,750	$13,491	$23,549
Product development	27,903	40,072	62,989	73,319
Sales and marketing	49,110	55,610	87,751	105,824
Other general and administrative	65,473	164,745	132,170	223,420

Total stock based compensation expense	$150,785	$273,177	$296,401	$426,112

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 2.3 million and 2.2 million for the three and six months ended June 30, 2009, respectively, and approximately 2.0 million and 1.8 million for the three and six months ended June 30, 2008, respectively.
The following table sets forth the computation of basic and diluted net income per share for three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income	$1,728,117	$739,441	$2,605,646	$805,125

Denominator:
Weighted average shares outstanding:
Basic	21,382,802	21,961,252	21,382,429	22,024,098
Employee stock options and escrowed shares	243,604	617,573	214,376	628,862

Diluted	21,626,406	22,578,825	21,596,805	22,652,960

Net income per share:
Basic	$0.08	$0.03	$0.12	$0.04

Diluted	$0.08	$0.03	$0.12	$0.04

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
We measure segment performance based on operating income (loss) before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The following is our business segment information as of and for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Learning	$9,315,512	$8,172,642	$18,309,122	$15,669,348
Research	5,268,010	4,840,353	9,893,607	8,765,347

Total net revenue	$14,583,522	$13,012,995	$28,202,729	$24,434,695

Income (loss) from operations
Learning	$2,441,212	$1,665,897	$4,488,377	$3,325,529
Research	1,287,190	972,534	1,860,347	1,001,478
Unallocated	(1,866,465)	(1,914,175)	(3,551,003)	(3,558,801)

Total income from operations	$1,861,937	$724,256	$2,797,721	$768,206

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. BUSINESS SEGMENTS (continued)

	June 30, 2009	December 31, 2008
Segment assets *
Learning	$16,994,869	$16,027,451
Research	27,115,832	27,018,000
Unallocated	13,548,567	9,751,431

Total assets	$57,659,268	$52,796,882

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software feature enhancements, certain property and equipment, and intangible assets. Cash and cash equivalents are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.
7. SUBSEQUENT EVENTS
On July 17, 2009, the Company signed an amendment to its revolving credit facility, renewing the agreement through July 21, 2011. The availability under the line of credit was maintained at $15.0 million, and a tangible net worth covenant was reinstated. The loan bears interest at 30 Day LIBOR plus a margin of either 190 or 220 basis points determined in accordance with a pricing grid, but has a minimum interest rate of not less than three percent. The Company’s fee for unused funds was increased from 10 to 25 basis points per annum of the average daily unused amount of the loan. No other material terms were modified within the loan agreement.
Management has evaluated subsequent events and transactions in consideration for disclosure of or recognition in our condensed consolidated financial statements through August 10, 2009, the date which they were issued.

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
In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption “Item 1A. Risk Factors” in our 2008 Form 10-K and the information regarding forward-looking statements in our earnings releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.
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
HealthStream Research products and services include quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, physicians, employees, and members of the community. HealthStream Research services are designed to provide customers thorough analyses that provide insightful recommendations for change, benchmarking capabilities using our comprehensive databases, and consulting services to identify solutions based on their survey results. As a certified vendor designated by the Centers for Medicare & Medicaid Services, we offer our customers HCAHPS® (Hospital Consumer Assessment of Healthcare Providers and Systems) survey services.
Key financial and operational indicators for the second quarter of 2009 include:
•	Revenues of $14.6 million in the second quarter of 2009, up 12% over the second quarter of 2008

•	Net income of $1.7 million in the second quarter of 2009, up from $739,000 in the second quarter of 2008

•	Earnings per share (EPS) of $0.08, up from $0.03 in the second quarter of 2008

•	Revenues of $28.2 million for the first six months of 2009, up 15% over the first six months of 2008

•	Net income of $2.6 million and EPS of $0.12 for the first six months of 2009, up from a net income of $805,000 and EPS of $0.04 for the first six months of 2008

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our 2008 Form 10-K, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2008 Form 10-K.
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
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Revenues. Revenues increased approximately $1.6 million, or 12.1%, to $14.6 million for the three months ended June 30, 2009 from $13.0 million for the three months ended June 30, 2008. Revenues for 2009 consisted of $9.3 million, or 64% of total revenue, for HealthStream Learning and $5.3 million, or 36% of total revenue, for HealthStream Research. In 2008, revenues consisted of $8.2 million, or 63% of total revenue, for HealthStream Learning and $4.8 million, or 37% of total revenue, for HealthStream Research.
Revenues for HealthStream Learning increased $1.1 million, or 14.0%, over the second quarter of 2008. Revenues from our Internet-based subscription learning products increased by $1.2 million, and were comprised of revenue increases from the HLC of $696,000 and from courseware subscriptions of $505,000. Revenues from our Internet-based subscription products increased 18.0% over the prior year quarter due to a higher number of subscribers and more courseware consumption by more subscribers. Our HLC subscriber base increased to 1,863,000 fully-implemented subscribers and 1,945,000 contracted subscribers at June 30, 2009 compared to 1,639,000 fully-implemented subscribers and 1,758,000 contracted subscribers at June 30, 2008. Revenues associated with implementation, development, and consulting services increased $287,000 over the prior year quarter due to increased courseware development service revenues compared to the prior year. These increases in revenues were partially offset by a decline in revenues from live events, study guides, and other project-based activities, which collectively declined $376,000 from the second quarter of 2008 due to a de-emphasis on live events and other similar project-based services.
Revenues for HealthStream Research increased $428,000, or 8.8%, over the second quarter of 2008. This revenue growth is attributable to increased survey volumes with new and existing customers compared to the prior year quarter. HealthStream Research provides four survey product lines: patient, physician, employee and community.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $365,000, or 7.5%, to $5.2 million for the three months ended June 30, 2009 from $4.9 million for the three months ended June 30, 2008. Cost of revenues as a percentage of revenues were 35.8% of revenues for the three months ended June 30, 2009 down favorably from 37.4% of revenues for the three months ended June 30, 2008. Cost of revenues for HealthStream Learning increased approximately $159,000 to $2.9 million and approximated 31.2% and 33.7% of revenues for the three months ended June 30, 2009 and 2008, respectively. The expense increase was primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and were partially offset by expense decreases associated with the declines in live events and other project-based revenues. Cost of revenues for HealthStream Research increased approximately $206,000 to $2.3 million and approximated 44.0% and 43.6% of revenues for the three months ended June 30, 2009 and 2008, respectively. The increase in cost of revenues for HealthStream Research is primarily a result of the costs associated with increased survey volumes compared to the same quarter in the prior year.
Product Development. Product development expenses increased approximately $117,000, or 8.8%, to $1.4 million for the three months ended June 30, 2009 from $1.3 million for the three months ended June 30, 2008. Product development expenses as a percentage of revenues were 9.9% and 10.2% of revenues for the three months ended June 30, 2009 and 2008, respectively. Product development expenses for the three months ended June 30, 2009 has been reduced by $105,000 to reflect the correction of an error related to software development that should have been capitalized during the first quarter of 2009.
Product development expenses for HealthStream Learning increased approximately $161,000 and approximated 13.4% and 13.3% of revenues for the three months ended June 30, 2009 and 2008, respectively. This expense increase resulted from additional personnel and contract labor associated with maintenance and support of our learning platform products. Product development expenses for HealthStream Research decreased approximately $44,000 and approximated 3.8% and 5.1% of revenues for the three months ended June 30, 2009 and 2008, respectively. The decrease was a result of using internal resources for software development projects which were eligible for capitalization.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased approximately $92,000, or 3.4%, to $2.6 million for the three months ended June 30, 2009 from $2.7 million for the three months ended June 30, 2008. Sales and marketing expenses approximated 17.8% and 20.7% of revenues for the three months ended June 30, 2009 and 2008, respectively.
Sales and marketing expenses for HealthStream Learning increased $36,000 and approximated 19.4% and 21.7% of revenues for the three months ended June 30, 2009 and 2008, respectively. This expense increase primarily resulted from additional sales personnel and related expenses and was partially offset by lower travel expenses. Sales and marketing expenses for HealthStream Research decreased approximately $135,000, and approximated 13.6% and 17.5% of revenues for the three months ended June 30, 2009 and 2008, respectively. This decrease resulted primarily from fewer sales and marketing personnel and related expenses when compared to the prior year quarter.
Other General and Administrative. Other general and administrative expenses were comparable between periods and approximated $2.2 million for both the three months ended June 30, 2009 and 2008. Other general and administrative expenses as a percentage of revenues decreased to 15.0% for the three months ended June 30, 2009 from 16.8% for the three months ended June 30, 2008. The percentage decrease is a result of the revenue increases mentioned above.
Other general and administrative expenses for HealthStream Learning increased $22,000 compared to the prior year quarter. Other general and administrative expenses for HealthStream Research increased approximately $85,000 over the prior year quarter, primarily due to recruiting fees and bad debt expense. The unallocated corporate portion of other general and administrative expenses decreased $106,000 from the prior year quarter, primarily due to lower stock based compensation, facility costs, recruiting fees, and travel expense, offset by expense increases associated with additional personnel and related costs.
Depreciation and Amortization. Depreciation and amortization increased approximately $41,000, or 3.4%, to $1.3 million for the three months ended June 30, 2009 from $1.2 million for the three months ended June 30, 2008. The increase resulted from depreciation expense associated with capital expenditures.
Other Income (Expense). Other income (expense) decreased approximately $25,000, or 108.9%, to an expense of $2,000 for the three months ended June 30, 2009 from income of $23,000 for the three months ended June 30, 2008. Interest income decreased $33,000 from the prior year quarter resulting from lower yield rates on cash and cash equivalents. Interest expense decreased $8,000 from the prior year quarter due to reductions in debt and capital lease balances.
Provision for Income Taxes. The Company’s income tax provision primarily consists of the federal alternative minimum tax and state income taxes. Taxable income for 2009 is expected to be substantially offset by the utilization of our net operating loss carryforwards.
Net Income. Net income was approximately $1.7 million for the three months ended June 30, 2009, up from $739,000 for the three months ended June 30, 2008. Net income per share was $0.08 per share for the three months ended June 30, 2009, up from $0.03 per share for the three months ended June 30, 2008. This improvement is a result of the factors mentioned above.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Revenues. Revenues increased approximately $3.8 million, or 15.4%, to $28.2 million for the six months ended June 30, 2009 from $24.4 million for the six months ended June 30, 2008. Revenues for 2009 consisted of $18.3 million, or 65% of total revenue, for HealthStream Learning and $9.9 million, or 35% of total revenue, for HealthStream Research. In 2008, revenues consisted of $15.7 million, or 64% of total revenue, for HealthStream Learning and $8.8 million, or 36% of total revenue, for HealthStream Research.
Revenues for HealthStream Learning increased $2.6 million, or 16.8%, over the first six months of 2008. Revenues from our Internet-based subscription learning products accounted for $2.5 million of the increase, and were comprised of revenue increases from the HLC of $1.3 million and from courseware subscriptions of $1.1 million. Revenues from Internet-based subscription products increased 18.0% over the prior year period due to a higher number of subscribers and more courseware consumption by more subscribers. Our HLC subscriber base increased to 1,863,000 fully-implemented subscribers and 1,945,000 contracted subscribers at June 30, 2009 compared to 1,639,000 fully-implemented subscribers and 1,758,000 contracted subscribers at June 30, 2008. Revenues associated with implementation, development, and consulting services increased $846,000 over the prior year period due to increased courseware development service revenues compared to the prior year. These increases in revenues were partially offset by a decline in revenues from live events, study guides, and other project-based activities, which collectively declined $676,000 from the prior year period due to a de-emphasis on live events and other similar project-based services.
Revenues for HealthStream Research increased $1.1 million, or 12.9%, over the first six months of 2008. This revenue growth is attributable to increased survey volumes with new and existing customers compared to the prior year.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $1.1 million, or 11.8%, to $10.5 million for the six months ended June 30, 2009 from $9.4 million for the six months ended June 30, 2008. Cost of revenues as a percentage of revenues were 37.2% of revenues for the six months ended June 30, 2009 down favorably from 38.4% of revenues for the six months ended June 30, 2008. Cost of revenues for HealthStream Learning increased approximately $708,000 to $5.9 million and approximated 32.3% and 33.2% of revenues for the six months ended June 30, 2009 and 2008, respectively. The expense increase was primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues as well as increased costs to support the growth in implementation, development, and consulting revenues, and was partially offset by expense decreases associated with the declines in live events and other project-based revenues. Cost of revenues for HealthStream Research increased approximately $398,000 to $4.6 million and approximated 46.3% and 47.7% of revenues for the six months ended June 30, 2009 and 2008, respectively. The increase in cost of revenues for HealthStream Research is primarily a result of the costs associated with increased survey volumes compared to the prior year. The decrease in cost of revenues as a percentage of revenues resulted from improved operating efficiencies compared to the same period in the prior year.
Product Development. Product development expenses increased approximately $367,000, or 14.0%, to $3.0 million for the six months ended June 30, 2009 from $2.6 million for the six months ended June 30, 2008. Product development expenses as a percentage of revenues were 10.6% and 10.7% of revenues for the six months ended June 30, 2009 and 2008, respectively.
Product development expenses for HealthStream Learning increased approximately $361,000 and approximated 13.6% of revenues for both the six months ended June 30, 2009 and 2008. This expense increase resulted from additional personnel and contract labor associated with maintenance and support of our learning platform products. Product development expenses for HealthStream Research increased approximately $6,000 and approximated 5.0% and 5.6% of revenues for the six months ended June 30, 2009 and 2008, respectively.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $64,000, or 1.2%, and approximated $5.3 million for both the six months ended June 30, 2009 and 2008. Sales and marketing expenses approximated 18.8% and 21.5% of revenues for the six months ended June 30, 2009 and 2008, respectively. The percentage decrease is a result of the revenue increases mentioned above.
Sales and marketing expenses for HealthStream Learning increased $266,000 and approximated 19.9% and 21.6% of revenues for the six months ended June 30, 2009 and 2008, respectively. This expense increase primarily resulted from additional sales personnel and related expenses. Sales and marketing expenses for HealthStream Research decreased approximately $220,000, and approximated 15.5% and 19.9% of revenues for the six months ended June 30, 2009 and 2008, respectively. This decrease resulted primarily from fewer sales and marketing personnel and related expenses when compared to the prior year.
Other General and Administrative. Other general and administrative expenses increased approximately $141,000, or 3.6%, and approximated $4.1 million for the six months ended June 30, 2009 compared to $4.0 million for the six months ended June 30, 2008. Other general and administrative expenses as a percentage of revenues decreased to 14.5% for the six months ended June 30, 2009 from 16.2% for the six months ended June 30, 2008. The percentage decrease is a result of the revenue increases mentioned above.
Other general and administrative expenses for HealthStream Learning increased $163,000 compared to the prior year period, primarily due to recruiting fees, bad debt expense, and office expenses. Other general and administrative expenses for HealthStream Research increased approximately $105,000 over the prior year period, primarily due to recruiting fees, bad debt expense, and office expenses. The unallocated corporate portion of other general and administrative expenses decreased $127,000 from the prior year period, primarily due to lower stock based compensation, facility costs, recruiting fees, and travel, which were partially offset by expense increases associated with additional personnel and related costs.
Depreciation and Amortization. Depreciation and amortization increased approximately $61,000, or 2.5%, to $2.5 million for the six months ended June 30, 2009 from $2.4 million for the six months ended June 30, 2008. The increase resulted from depreciation expense associated with capital expenditures.
Other Income (Expense). Other income (expense) decreased approximately $48,000, or 106.6%, to an expense of $3,000 for the six months ended June 30, 2009 from income of $45,000 for the six months ended June 30, 2008. Interest income decreased $70,000 from the prior year period resulting from lower yield rates on cash and cash equivalents. Interest expense decreased $22,000 from the prior year period due to reductions in debt and capital lease balances.
Provision for Income Taxes. The Company’s income tax provision primarily consists of the federal alternative minimum tax and state income taxes. Taxable income for 2009 is expected to be substantially offset by the utilization of our net operating loss carryforwards.

Net Income. Net income was approximately $2.6 million for the six months ended June 30, 2009, up from $805,000 for the six months ended June 30, 2008. Net income per share was $0.12 per share for the six months ended June 30, 2009, up from $0.04 per share for the six months ended June 30, 2008. This improvement is a result of the factors mentioned above.
Liquidity and Capital Resources
Net cash provided by operating activities was approximately $5.9 million and $4.1 million during the six months ended June 30, 2009 and 2008, respectively. Our primary sources of cash were generated from receipts from the sales of our products and services. Our days sales outstanding (“DSO”) which we calculate by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter, approximated 58 days for the second quarter of 2009 compared to 48 days for the second quarter of 2008. DSO for the second quarter of 2009 has improved compared to 69 days for the first quarter of 2009. The increase over the prior year is due to slower payment processing by one of our project-based customers. The primary uses of cash to fund our operations for the six months ended June 30, 2009 included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses. The increase in accounts receivable negatively impacted our cash flows from operations for the six months ended June 30, 2009.
Net cash used in investing activities was approximately $1.4 million and $779,000 for the six months ended June 30, 2009 and 2008, respectively. The primary uses of cash for the six months ended June 30, 2009 were associated with property and equipment purchases of $722,000 and capitalized software feature enhancements of $665,000. These uses of cash were associated with technology investments in our platform products.
Cash used in financing activities was approximately $373,000 and $1.2 million for the six months ended June 30, 2009 and 2008, respectively. The primary uses of cash for the six months ended June 30, 2009 related to payments under a promissory note and capital lease obligations. The primary uses of cash for the six months ended June 30, 2008 related to purchases of our common stock and payments under a promissory note and capital lease obligations.
Our revenues increased and our operating income improved over the prior year period, and our balance sheet reflects positive working capital of $4.4 million at June 30, 2009. Current assets increased approximately $5.5 million during the first six months of 2009 primarily due to increases in cash balances, accounts receivable, and prepaid royalties, while current liabilities increased approximately $2.3 million during the first six months of 2009 resulting primarily from increases in deferred revenue and accrued compensation. Our primary source of liquidity was $8.3 million of cash and cash equivalents, restricted cash, and interest receivable. We also have renewed our $15.0 million revolving credit facility loan agreement through July 21, 2011, all of which was available at June 30, 2009.
We believe that our existing cash and cash equivalents, restricted cash, related interest receivable, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. As part of our growth strategy, we review possible strategic alliances and acquisitions that complement our products and services. We anticipate that future strategic alliances and acquisitions, if any, would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity or debt securities and/or borrowings under our revolving credit facility to finance any future acquisitions. The issuance of our stock as consideration for an acquisition would have a dilutive effect and could adversely affect our stock price. The credit markets have been experiencing extreme volatility and disruption, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of June 30, 2009, our outstanding indebtedness included a promissory note of approximately $671,000 and approximately $19,000 of capital lease obligations. We may become subject to interest rate market risk associated with borrowings under our revolving credit facility, which was renewed through July 21, 2011. Effective with the July 2009 renewal of our revolving credit facility, the new interest rate will be based on 30 Day LIBOR plus a margin of either 190 or 220 basis points determined in accordance with a pricing grid, but has a minimum interest rate of not less than three percent. We are also exposed to market risk with respect to our cash balances. At June 30, 2009, the Company had cash and cash equivalents, restricted cash, and related interest receivable totaling approximately $8.3 million. Current investment rates of return approximate 1.00% — 1.50%. Assuming a 1.25% rate of return on $8.3 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $10,400.
The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.

Item 4T. Controls and Procedures
Evaluation of Controls and Procedures
HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its chief executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There was no change in HealthStream’s internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
On May 28, 2009, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons as Class III directors to serve until the Annual Meeting of Shareholders in 2012 and until such time as their respective successors are duly elected and qualified, with the number of votes cast for, or withheld as set forth opposite their names.

	Votes
		Withheld
Nominee	For	Authority/Abstained

Robert A. Frist, Jr.	19,770,707	1,076,124
Frank Gordon	19,760,872	1,085,959
The shareholders of the Company ratified the appointment of Ernst and Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, with the number of votes cast for, against, or withheld as set forth below:

Votes
		Withheld
For	Against	Authority/Abstained

20,805,230	37,001	4,600
Item 6. Exhibits
(a)	Exhibits
31.1	— Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	— Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.
August 10, 2009	By:	/s/ Gerard M. Hayden, Jr.
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