Form 10-Q
period 2009-09-30
HEALTHSTREAM INC
filed 2009-11-09
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2009, 21,573,850 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,105,008	$4,106,612
Restricted cash	22,405	17,128
Accounts receivable, net of allowance for doubtful accounts of $210,852 and $106,542 at September 30, 2009 and December 31, 2008, respectively	9,855,360	8,303,212
Accounts receivable — unbilled	1,427,594	1,669,356
Prepaid royalties	1,022,126	995,493
Prepaid development fees, net of amortization	441,659	375,866
Deferred tax assets, current	356,987	356,987
Other prepaid expenses and other current assets	1,190,664	1,038,116

Total current assets	24,421,803	16,862,770
Property and equipment:
Equipment	13,835,364	12,651,227
Leasehold improvements	2,004,822	1,990,532
Furniture and fixtures	1,652,015	1,579,592

	17,492,201	16,221,351
Less accumulated depreciation and amortization	(14,297,562)	(12,746,487)

	3,194,639	3,474,864

Capitalized software feature enhancements, net of accumulated amortization of $3,598,542 and $2,500,017 at September 30, 2009 and December 31, 2008, respectively	4,140,916	4,392,780
Goodwill	21,146,864	21,146,864
Intangible assets, net of accumulated amortization of $10,359,477 and $9,649,321 at September 30, 2009 and December 31, 2008, respectively	4,027,665	4,737,821
Deferred tax assets, noncurrent	2,008,342	2,008,342
Other assets	491,362	173,441

Total assets	$59,431,591	$52,796,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,235,733	$1,386,771
Accrued liabilities	3,334,121	2,556,102
Accrued compensation and related expenses	1,109,072	477,277
Commercial support liabilities	106,628	347,234
Deferred revenue	11,982,772	10,202,309
Current portion of long term debt	489,620	724,095
Current portion of capital lease obligations	10,445	20,592

Total current liabilities	18,268,391	15,714,380

Long term debt, less current portion	—	306,942
Capital lease obligations, less current portion	6,973	12,778
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,573,850 and 21,382,055 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	96,085,591	95,320,889
Accumulated deficit	(54,929,364)	(58,558,107)

Total shareholders’ equity	41,156,227	36,762,782

Total liabilities and shareholders’ equity	$59,431,591	$52,796,882

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2009	2008
Revenues, net	$14,105,033	$13,661,771
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	5,407,778	5,153,442
Product development	1,620,165	1,530,954
Sales and marketing	2,624,805	3,121,707
Other general and administrative expenses	2,067,473	2,090,314
Depreciation and amortization	1,305,351	1,174,794

Total operating costs and expenses	13,025,572	13,071,211

Income from operations	1,079,461	590,560

Other income (expense):
Interest and other income	3,588	32,081
Interest and other expense	(12,637)	(13,529)

Total other income (expense)	(9,049)	18,552

Income before income taxes	1,070,412	609,112
Income tax provision	47,315	—

Net income	$1,023,097	$609,112

Net income per share:
Basic	$0.05	$0.03

Diluted	$0.05	$0.03

Weighted average shares of common stock outstanding:
Basic	21,464,317	21,407,222

Diluted	21,931,952	21,910,040

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Revenues, net	$42,307,763	$38,096,466
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	15,903,678	14,543,854
Product development	4,602,008	4,145,917
Sales and marketing	7,940,101	8,372,805
Other general and administrative expenses	6,163,078	6,045,384
Depreciation and amortization	3,821,716	3,629,740

Total operating costs and expenses	38,430,581	36,737,700

Income from operations	3,877,182	1,358,766

Other income (expense):
Interest and other income	19,865	118,193
Interest and other expense	(31,869)	(54,722)

Total other income (expense)	(12,004)	63,471

Income before income taxes	3,865,178	1,422,237
Income tax provision	236,435	8,000

Net income	$3,628,743	$1,414,237

Net income per share:
Basic	$0.17	$0.06

Diluted	$0.17	$0.06

Weighted average shares of common stock outstanding:
Basic	21,409,725	21,818,473

Diluted	21,708,521	22,405,320

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2009

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2008	21,382,055	$95,320,889	$(58,558,107)	$36,762,782

Net income	—	—	3,628,743	3,628,743

Stock based compensation	—	454,568	—	454,568

Exercise of stock options	191,795	310,134	—	310,134

Balance at September 30, 2009	21,573,850	$96,085,591	$(54,929,364)	$41,156,227

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$3,628,743	$1,414,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,821,716	3,629,740
Stock based compensation expense	454,568	603,712
Provision for doubtful accounts	150,000	50,000
Realized loss on disposal of property and equipment	419	15,604
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(1,460,386)	(1,249,871)
Restricted cash	(5,277)	(93,666)
Prepaid royalties	(26,633)	(538,837)
Prepaid development fees	(121,264)	(109,452)
Other prepaid expenses and other current assets	(152,548)	(148,867)
Other assets	69,996	137,431
Accounts payable	(683,696)	(892,235)
Accrued liabilities and accrued compensation and related expenses	800,230	(118,141)
Commercial support liabilities	(240,606)	(175,262)
Deferred revenue	1,780,463	1,496,517

Net cash provided by operating activities	8,015,725	4,020,910

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(9,194)
Payments associated with capitalized software feature enhancements	(846,661)	(629,074)
Purchases of property and equipment, net	(923,433)	(778,851)

Net cash used in investing activities	(1,770,094)	(1,417,119)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	310,134	130,911
Issuance of common stock to Employee Stock Purchase Plan	—	112,440
Repurchase of common stock	—	(2,919,030)
Payments on promissory note	(541,417)	(528,409)
Payments on capital lease obligations	(15,952)	(107,964)

Net cash used in financing activities	(247,235)	(3,312,052)

Net increase (decrease) in cash and cash equivalents	5,998,396	(708,261)
Cash and cash equivalents at beginning of period	4,106,612	3,599,346

Cash and cash equivalents at end of period	$10,105,008	$2,891,085

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The balance sheet at December 31, 2008 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2009).
2. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contractual contingencies, any noncontrolling interest in the acquiree and the goodwill acquired. This guidance changes the accounting for acquisition-related restructuring cost accruals and the recognition of changes in the acquirer’s income tax valuation allowance, and no longer permits the capitalization of certain acquisition costs. In addition, this guidance establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The guidance is effective prospectively, except for certain retrospective adjustments for deferred tax balances. The Company’s consolidated financial statements will be impacted by this accounting guidance in relation to business combination activities subsequent to January 1, 2009.
In December 2007, the FASB issued authoritative guidance on the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted the guidance effective January 1, 2009. Since all of the Company’s subsidiaries are wholly owned, the adoption of the guidance did not have an effect on the Company’s financial position, results of operations, or cash flows.
In April 2008, the FASB issued authoritative guidance on the accounting requirements for goodwill and other intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The Company adopted the guidance effective January 1, 2009. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, or cash flows.
In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and we adopted this guidance during the quarter ended June 30, 2009. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, or cash flows.
In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification became the single official source of authoritative, nongovernmental US GAAP. The Codification did not change US GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, and we adopted the Codification during the quarter ended September 30, 2009. The adoption of the guidance did not have an effect on the Company’s financial position, results of operations, or cash flows.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In September 2009, the FASB issued revised guidance on the accounting for revenue arrangements with multiple deliverables. The revised guidance changes when individual deliverables in a multiple element arrangement can be treated as separate units of accounting, and also changes the manner in which the transaction consideration is allocated across the separately identified deliverables. The revised guidance will be effective for the first annual reporting period on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the potential impact of adopting the revised guidance on our financial position and results of operations.
3. INCOME TAXES
Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management’s estimate of future taxable income is performed during the fourth quarter in connection with the Company’s annual budget process. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of September 30, 2009, the Company has established a valuation allowance of $10.6 million for the portion of its net deferred tax assets that are not more likely than not expected to be realized.
The Company’s effective tax rate for the three and nine months ended September 30, 2009 and 2008 is substantially less than the statutory rate because a significant portion of our taxable income has been offset through utilization of our net operating loss (“NOL”) carryforwards. Taxable income for the nine months ended September 30, 2009 has been applied towards our NOL carryforwards and resulted in a reduction of the valuation allowance of approximately $1.5 million. The Company’s effective tax rate could change in the future based on our projections of taxable income, changes in federal or state tax rates, or changes in state apportionment factors, as well as changes in the valuation allowance applied to the Company’s deferred tax assets.
4. STOCK BASED COMPENSATION
The Company currently maintains one stock incentive plan. The Company accounts for its stock based compensation plan using the fair-value based method for costs related to share-based payments, including stock options. The Company uses the Black Scholes option pricing model for calculating the fair value of awards issued under its stock based compensation plan. During the nine months ended September 30, 2009, the Company granted 289,000 stock options with a weighted average grant date fair value of $1.17. During the nine months ended September 30, 2008, the Company granted 498,000 stock options with a weighted average grant date fair value of $1.69. The fair value of stock based awards granted during the nine months ended September 30, 2009 and 2008 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

	Nine Months Ended
	September 30,
	2009	2008
Risk-free interest rate	1.73 – 3.22%	2.63 – 3.56%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5 - 7 years	5 - 8 years
Expected forfeiture rate	0-20%	0-20%
Volatility	60%	65%
Total stock based compensation expense recorded for the three and nine months ended September 30, 2009 and 2008, which is recorded in the condensed consolidated statements of income, is as follows:

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. STOCK BASED COMPENSATION (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of revenues (excluding depreciation and amortization)	$8,299	$11,857	$21,790	$35,406
Product development	30,353	42,943	93,341	116,263
Sales and marketing	44,621	49,109	132,372	154,933
Other general and administrative	74,894	73,693	207,065	297,110

Total stock based compensation expense	$158,167	$177,602	$454,568	$603,712

5. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 1.0 million and 1.8 million for the three and nine months ended September 30, 2009, respectively, and approximately 2.1 million and 2.0 million for the three and nine months ended September 30, 2008, respectively.
The following table sets forth the computation of basic and diluted net income per share for three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income	$1,023,097	$609,112	$3,628,743	$1,414,237

Denominator:
Weighted average shares outstanding:
Basic	21,464,317	21,407,222	21,409,725	21,818,473
Employee stock options and escrowed shares	467,635	502,818	298,796	586,847

Diluted	21,931,952	21,910,440	21,708,521	22,405,320

Net income per share:
Basic	$0.05	$0.03	$0.17	$0.06

Diluted	$0.05	$0.03	$0.17	$0.06

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. BUSINESS SEGMENTS
The Company provides services to healthcare organizations, pharmaceutical and medical device companies, and other members within the healthcare industry. The Company’s services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The Company measures segment performance based on operating income (loss) before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The following is the Company’s business segment information as of and for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Learning	$9,477,749	$8,492,916	$27,786,872	$24,162,264
Research	4,627,284	5,168,855	14,520,891	13,934,202

Total net revenue	$14,105,033	$13,661,771	$42,307,763	$38,096,466

Income (loss) from operations
Learning	$2,438,703	$1,544,860	$6,927,080	$4,870,389
Research	567,089	725,938	2,427,436	1,727,416
Unallocated	(1,926,331)	(1,680,238)	(5,477,334)	(5,239,039)

Total income from operations	$1,079,461	$590,560	$3,877,182	$1,358,766

	September 30, 2009	December 31, 2008
Segment assets *
Learning	$17,065,054	$16,027,451
Research	26,858,796	27,018,000
Unallocated	15,507,741	9,751,431

Total assets	$59,431,591	$52,796,882

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software feature enhancements, certain property and equipment, and intangible assets. Cash and cash equivalents are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.
7. SUBSEQUENT EVENTS
Management has evaluated subsequent events and transactions in consideration for disclosure of or recognition in the Company’s condensed consolidated financial statements through November 9, 2009, the date which they were issued.

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
HealthStream Research products and services include quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, physicians, employees, and members of the community. HealthStream Research services are designed to provide customers thorough analyses that provide insightful recommendations for change, benchmarking capabilities using our comprehensive databases, and consulting services to identify solutions based on their survey results. As a certified vendor designated by the Centers for Medicare & Medicaid Services, we offer our customers HCAHPS® (Hospital Consumer Assessment of Healthcare Providers and Systems) and HH-CAHPS® (Home Health Care Consumer Assessment of Healthcare Providers and Systems) survey services.

Key financial and operational indicators for the third quarter and first nine months of 2009 include:
•	Revenues of $14.1 million in the third quarter of 2009, up 3% over the third quarter of 2008
•	Net income of $1.0 million and EPS of $0.05 in the third quarter of 2009, up 68% from a net income of $609,000 and EPS of $0.03 in the third quarter of 2008
•	Revenues of $42.3 million for the first nine months of 2009, up 11% over the first nine months of 2008
•	Net income of $3.6 million and EPS of $0.17 for the first nine months of 2009, up 157% from a net income of $1.4 million and EPS of $0.06 for the first nine months of 2008
•	New milestone: Over two million healthcare professional subscribers have now contracted to learn on our Internet-based HLC
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

Product Development. Product development expenses consist primarily of salaries and employee benefits, stock based compensation, software development costs before technological feasibility is achieved, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training, delivery and administration platforms. In addition, product development expenses are associated with the development of new software feature enhancements and new products. Personnel costs within product development include our infrastructure, application development and quality assurance teams, product managers, and other personnel associated with content and product development.
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
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenues. Revenues increased approximately $443,000, or 3.2%, to $14.1 million for the three months ended September 30, 2009 from $13.7 million for the three months ended September 30, 2008. Revenues for 2009 consisted of $9.5 million, or 67% of total revenue, for HealthStream Learning and $4.6 million, or 33% of total revenue, for HealthStream Research. In 2008, revenues consisted of $8.5 million, or 62% of total revenue, for HealthStream Learning and $5.2 million, or 38% of total revenue, for HealthStream Research.
Revenues for HealthStream Learning increased $1.0 million, or 11.6%, over the third quarter of 2008. Revenues from our Internet-based subscription learning products increased by $1.3 million over the prior year quarter, and were comprised of revenue increases from the HLC of $769,000 and from courseware subscriptions of $518,000. Revenues from our Internet-based subscription products increased 18.4% over the prior year quarter due to a higher number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased to 1,915,000 fully-implemented subscribers and 2,008,000 contracted subscribers at September 30, 2009 compared to 1,692,000 fully-implemented subscribers and 1,762,000 contracted subscribers at September 30, 2008. Revenues associated with implementation, development, and consulting services increased $170,000 over the prior year quarter due to increased courseware development service activity compared to the prior year. These increases in revenues were partially offset by a decline in revenues from live events, study guides, and other project-based activities, which collectively declined $316,000 from the third quarter of 2008 due to a de-emphasis on live events and other similar project-based services. The prior year quarter also included $180,000 of conference fee revenues associated with our annual customer conference known as the “Summit.” We did not conduct this customer event during 2009.
Revenues for HealthStream Research decreased $542,000, or 10.5%, compared to the third quarter of 2008. Revenues from recurring patient surveys increased by $297,000 over the prior year quarter, but were more than offset by the combined declines in revenue from employee, community and physician surveys. The revenue decline in these survey categories is primarily attributable to customer decisions to defer conducting the surveys based on budgetary, operational, and other considerations. Consequently, revenue fluctuations are more likely within these survey categories than patient surveys, which are conducted on continuous quarterly cycles.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $254,000, or 4.9%, to $5.4 million for the three months ended September 30, 2009 from $5.2 million for the three months ended September 30, 2008. Cost of revenues as a percentage of revenues was 38.3% of revenues for the three months ended September 30, 2009 compared to 37.7% of revenues for the three months ended September 30, 2008. Cost of revenues for HealthStream Learning increased approximately $381,000 to $3.0 million and approximated 32.1% and 31.3% of revenues for the three months ended September 30, 2009 and 2008, respectively. The expense increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues. Cost of revenues for HealthStream Research decreased approximately $127,000 to $2.4 million and approximated 51.1% and 48.2% of revenues for the three months ended September 30, 2009 and 2008, respectively. The decrease in cost of revenues for

HealthStream Research is primarily the result of reduced revenues as well as operating efficiencies within our interviewing center compared to the same quarter in the prior year, while the increase as a percentage of revenues is a result of lower revenues associated with changes in revenue mix.
Product Development. Product development expenses increased approximately $89,000, or 5.8%, to $1.6 million for the three months ended September 30, 2009 from $1.5 million for the three months ended September 30, 2008. Product development expenses as a percentage of revenues were 11.5% and 11.2% of revenues for the three months ended September 30, 2009 and 2008, respectively.
Product development expenses for HealthStream Learning increased approximately $98,000 and approximated 14.6% and 15.1% of revenues for the three months ended September 30, 2009 and 2008, respectively. This expense increase resulted from additional personnel expenses associated with both product portfolio management and maintenance and support of our learning platform products. Product development expenses for HealthStream Research decreased approximately $9,000 and approximated 5.1% and 4.8% of revenues for the three months ended September 30, 2009 and 2008, respectively.
Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased approximately $497,000, or 15.9%, to $2.6 million for the three months ended September 30, 2009 from $3.1 million for the three months ended September 30, 2008. Sales and marketing expenses approximated 18.6% and 22.8% of revenues for the three months ended September 30, 2009 and 2008, respectively. As previously disclosed, we elected not to hold our customer Summit during 2009, which contributed to essentially all of the decrease in sales and marketing expenses compared to the prior year third quarter.
Sales and marketing expenses for HealthStream Learning decreased $386,000 and approximated 18.5% and 25.2% of revenues for the three months ended September 30, 2009 and 2008, respectively. Sales and marketing expenses for HealthStream Research decreased approximately $138,000, and approximated 17.0% and 17.9% of revenues for the three months ended September 30, 2009 and 2008, respectively. The expense decrease for both HealthStream Learning and HealthStream Research resulted from lower marketing expenses resulting from not holding our annual customer Summit during 2009.
Other General and Administrative. Other general and administrative expenses were comparable between periods and approximated $2.1 million for both the three months ended September 30, 2009 and 2008. Other general and administrative expenses as a percentage of revenues decreased to 14.7% for the three months ended September 30, 2009 from 15.3% for the three months ended September 30, 2008. The percentage decrease is a result of maintaining the same level of expenses while generating the revenue increases mentioned above.
Other general and administrative expenses for HealthStream Learning decreased $57,000 compared to the prior year quarter, primarily due to lower employee recruiting fees. Other general and administrative expenses for HealthStream Research decreased approximately $109,000 compared to the prior year quarter, primarily due to lower consulting expenses. The unallocated corporate portion of other general and administrative expenses increased $143,000 over the prior year quarter, primarily associated with various overhead expenses to support the company's infrastructure.
Depreciation and Amortization. Depreciation and amortization increased approximately $131,000, or 11.1%, to $1.3 million for the three months ended September 30, 2009 from $1.2 million for the three months ended September 30, 2008. The increase resulted from depreciation expense associated with capital expenditures and amortization of capitalized software features.
Other Income (Expense). Other income (expense) decreased approximately $28,000 to an expense of $9,000 for the three months ended September 30, 2009 from income of $19,000 for the three months ended September 30, 2008. Interest income decreased $28,000 from the prior year quarter resulting from lower yield rates on cash and cash equivalents. Interest expense decreased modestly from the prior year quarter due to reductions in debt and capital lease balances, but was partially offset by higher interest expense under our revolving credit facility.
Provision for Income Taxes. The Company’s income tax provision primarily consists of the federal alternative minimum tax and state income taxes. Taxable income for 2009 is expected to be substantially offset by the utilization of our net operating loss carryforwards.
Net Income. Net income was approximately $1.0 million for the three months ended September 30, 2009, up from $609,000 for the three months ended September 30, 2008. Net income per share was $0.05 per share for the three months ended September 30, 2009, up from $0.03 per share for the three months ended September 30, 2008. This improvement is a result of the factors mentioned above.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Revenues. Revenues increased approximately $4.2 million, or 11.1%, to $42.3 million for the nine months ended September 30, 2009 from $38.1 million for the nine months ended September 30, 2008. Revenues for 2009 consisted of $27.8 million, or 66% of total revenue, for HealthStream Learning and $14.5 million, or 34% of total revenue, for HealthStream Research. In 2008, revenues consisted of $24.2 million, or 63% of total revenue, for HealthStream Learning and $13.9 million, or 37% of total revenue, for HealthStream Research.

Revenues for HealthStream Learning increased $3.6 million, or 15.0%, over the first nine months of 2008. Revenues from our Internet-based subscription learning products increased by $3.8 million over the prior year period, and were comprised of revenue increases from the HLC of $2.1 million and from courseware subscriptions of $1.6 million. Revenues from Internet-based subscription products increased 18.2% over the prior year period due to an increase in the number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased to 1,915,000 fully-implemented subscribers and 2,008,000 contracted subscribers at September 30, 2009 compared to 1,692,000 fully-implemented subscribers and 1,762,000 contracted subscribers at September 30, 2008. Revenues associated with implementation, development, and consulting services increased $1.0 million over the prior year period due to increased courseware development service revenues compared to the prior year. These increases in revenues were partially offset by a decline in revenues from live events, study guides, and other project-based activities, which collectively declined $1.2 million from the prior year period due to a de-emphasis on live events and other similar project-based services.
Revenues for HealthStream Research increased $587,000, or 4.2%, over the first nine months of 2008. Revenue from recurring patient surveys increased $1.2 million over the prior year period, but was partially offset by the revenue declines from both employee and physician surveys. The revenue decline in these survey categories is primarily attributable to customer decisions to defer conducting the surveys based on budgetary, operational, and other considerations. These factors can result in significant fluctuations of revenues between periods.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $1.4 million, or 9.3%, to $15.9 million for the nine months ended September 30, 2009 from $14.5 million for the nine months ended September 30, 2008. Cost of revenues as a percentage of revenues was 37.6% of revenues for the nine months ended September 30, 2009 down from 38.2% of revenues for the nine months ended September 30, 2008. Cost of revenues for HealthStream Learning increased approximately $1.1 million to $9.0 million and approximated 32.2% and 32.6% of revenues for the nine months ended September 30, 2009 and 2008, respectively. The expense increase was primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues as well as increased costs to support the growth in implementation, development, and consulting revenues, and was partially offset by expense decreases associated with the declines in live events and other project-based revenues. Cost of revenues for HealthStream Research increased approximately $271,000 to $6.9 million and approximated 47.8% and 47.9% of revenues for the nine months ended September 30, 2009 and 2008, respectively. The increase in cost of revenues for HealthStream Research is primarily a result of the costs associated with increased survey volumes for our patient survey category compared to the prior year. Cost of revenues as a percentage of revenues was impacted favorably by improved operating efficiencies compared to the prior year, but was partially offset by the effect of lower revenues from the employee and physician survey categories.
Product Development. Product development expenses increased approximately $456,000, or 11.0%, to $4.6 million for the nine months ended September 30, 2009 from $4.1 million for the nine months ended September 30, 2008. Product development expenses as a percentage of revenues were 10.9% of revenues for both the nine months ended September 30, 2009 and 2008.
Product development expenses for HealthStream Learning increased approximately $459,000 and approximated 13.9% and 14.1% of revenues for the nine months ended September 30, 2009 and 2008, respectively. This expense increase resulted from additional personnel expenses associated with both product portfolio management and maintenance and support of our learning platform products. Product development expenses for HealthStream Research decreased approximately $3,000 and approximated 5.0% and 5.3% of revenues for the nine months ended September 30, 2009 and 2008, respectively.
Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased approximately $433,000, or 5.2%, and approximated $7.9 million for the nine months ended September 30, 2009 compared to $8.4 million for the nine months ended September 30, 2008. Sales and marketing expenses approximated 18.8% and 22.0% of revenues for the nine months ended September 30, 2009 and 2008, respectively.
Sales and marketing expenses for HealthStream Learning decreased $120,000 and approximated 19.4% and 22.9% of revenues for the nine months ended September 30, 2009 and 2008, respectively. This expense decrease primarily resulted from lower marketing expenses associated with our decision not to conduct our annual customer Summit during 2009, but rather defer the event until 2010. This decrease was partially offset by expense increases associated with hiring additional sales personnel. Sales and marketing expenses for HealthStream Research decreased approximately $358,000, and approximated 15.9% and 19.2% of revenues for the nine months ended September 30, 2009 and 2008, respectively. This decrease resulted primarily from fewer sales and marketing personnel and related expenses when compared to the prior year. The unallocated corporate portion of sales and marketing increased $49,000 over the prior year due to additional personnel.
Other General and Administrative. Other general and administrative expenses increased approximately $118,000, or 1.9%, and approximated $6.2 million for the nine months ended September 30, 2009 compared to $6.1 million for the nine months ended September 30, 2008. Other general and administrative expenses as a percentage of revenues decreased to 14.6% for the nine months ended

September 30, 2009 from 15.9% for the nine months ended September 30, 2008. The percentage decrease is a result of controlling expenses and the revenue increases mentioned above.
Other general and administrative expenses for HealthStream Learning increased $101,000 compared to the prior year period, primarily due to employee bonuses and bad debt expense. Other general and administrative expenses for HealthStream Research decreased slightly compared to the prior year period, but included expense increases associated with employee recruiting fees, employee bonuses, bad debt expense, and office expenses, and were offset by lower consulting expenses. The unallocated corporate portion of other general and administrative expenses increased modestly compared to the prior year period, but included expense increases associated with additional personnel and their related costs and employee bonuses, but was partially offset by lower stock based compensation, consulting expenses, facility costs, and employee recruiting fees.
Depreciation and Amortization. Depreciation and amortization increased approximately $192,000, or 5.3%, to $3.8 million for the nine months ended September 30, 2009 from $3.6 million for the nine months ended September 30, 2008. The increase resulted from depreciation expense associated with capital expenditures and amortization of capitalized software features.
Other Income (Expense). Other income (expense) decreased approximately $75,000 to an expense of $12,000 for the nine months ended September 30, 2009 from income of $63,000 for the nine months ended September 30, 2008. Interest income decreased $98,000 from the prior year period resulting from lower yield rates on cash and cash equivalents. Interest expense decreased $23,000 from the prior year period due to reductions in debt and capital lease balances.
Provision for Income Taxes. The Company’s income tax provision primarily consists of the federal alternative minimum tax and state income taxes. Taxable income for 2009 is expected to be substantially offset by the utilization of our net operating loss carryforwards.
Net Income. Net income was approximately $3.6 million for the nine months ended September 30, 2009, up from $1.4 million for the nine months ended September 30, 2008. Net income per share was $0.17 per share for the nine months ended September 30, 2009, up from $0.06 per share for the nine months ended September 30, 2008. This improvement is a result of the factors mentioned above.
Liquidity and Capital Resources
Net cash provided by operating activities was approximately $8.0 million and $4.0 million during the nine months ended September 30, 2009 and 2008, respectively. Our primary sources of cash were generated from receipts from the sales of our products and services. Our days sales outstanding (“DSO”) which we calculate by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter, approximated 64 days for the third quarter of 2009 compared to 62 days for the third quarter of 2008 and 58 days for the second quarter of 2009. The increase over both the prior year quarter and the second quarter of 2009 is due to slower payments from customers, primarily within HealthStream Research. The primary uses of cash to fund our operations for the nine months ended September 30, 2009 and 2008 included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses. The increase in accounts receivable negatively impacted our cash flows from operations for both the nine months ended September 30, 2009 and 2008.
Net cash used in investing activities was approximately $1.8 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively. The primary uses of cash for the nine months ended September 30, 2009 were associated with property and equipment purchases of $923,000 and capitalized software feature enhancements of $847,000. The primary uses of cash for the nine months ended September 30, 2008 were associated with property and equipment purchases of $779,000 and capitalized software feature enhancements of $629,000. These uses of cash were associated with technology investments in our platform products.
Cash used in financing activities was approximately $247,000 and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively. The primary uses of cash for the nine months ended September 30, 2009 related to payments under a promissory note and capital lease obligations. The primary uses of cash for the nine months ended September 30, 2008 related to purchases of our common stock and payments under a promissory note and capital lease obligations. The primary source of cash from financing activities for the nine months ended September 30, 2009 resulted from proceeds associated with the exercise of employee stock options.
Our revenues increased and our operating income improved over the prior year period, and our balance sheet reflects positive working capital of $6.2 million at September 30, 2009 compared to $1.1 million at December 31, 2008. The improvement in working capital is primarily associated with increases in cash and cash equivalents resulting from the net cash provided by operating activities mentioned above. Current assets increased approximately $7.6 million during the first nine months of 2009 primarily due to increases in cash balances and accounts receivable, while current liabilities increased approximately $2.6 million during the first nine months of 2009 resulting primarily from increases in deferred revenue, accrued liabilities, and accrued compensation. Our primary source of liquidity was $10.1 million of cash and cash equivalents, restricted cash, and interest receivable. We also have a $15.0 million revolving credit facility loan agreement, all of which was available at September 30, 2009.

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
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of September 30, 2009, our outstanding indebtedness included a promissory note of approximately $490,000 and approximately $17,000 of capital lease obligations. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 190 or 220 basis points determined in accordance with a pricing grid, but has a minimum interest rate of not less than three percent. We are also exposed to market risk with respect to our cash balances. At September 30, 2009, the Company had cash and cash equivalents, restricted cash, and related interest receivable totaling approximately $10.1 million. Current investment rates of return approximate 0.10%. Assuming a 0.10% rate of return on $10.1 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $1,000.
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

HEALTHSTREAM, INC.
November 9, 2009	By:	/s/ Gerard M. Hayden, Jr.
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