Form 10-K
period 2009-12-31
HEALTHSTREAM INC
filed 2010-03-26
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
Commission File Number 000-27701
HEALTHSTREAM, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization) 209 10th Avenue South, Suite 450 Nashville, Tennessee (Address of principal executive offices)	62-1443555 (I.R.S. Employer Identification No.) 37203 (Zip Code)
(615) 301-3100
(Registrant’s telephone number, including area code)
Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class	Name of each Exchange on which registered

Common Stock, No Par Value	NASDAQ Global Market
Securities Registered Pursuant To Section 12(g) Of The Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the NASDAQ Global Market on June 30, 2009 was $37,222,131. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of March 23, 2010, there were 21,743,866 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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
Item 1. Business
OVERVIEW AND HISTORY
HealthStream, Inc. (HealthStream or the Company) provides Internet-based learning and research solutions to meet the training, information, and education needs of the healthcare industry. Our learning products are used by healthcare organizations to meet a broad range of their training and assessment needs, while our research products provide our customers information about patients’ experiences, workforce challenges, physician relations, and community perceptions of their services. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. Our customer base across both learning and research business units includes over 2,500 healthcare organizations (predominately acute-care facilities) throughout the United States.
The Company’s flagship learning product is the HealthStream Learning Center® (HLC), our proprietary, Internet-based learning platform, which at December 31, 2009 had approximately 2,073,000 contracted primarily hospital-based subscribers. We deliver educational and training courseware to our customers through the HLC platform. Our research products and service offerings include quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, physicians, employees, and members of the community.
Headquartered in Nashville, Tennessee, the Company was incorporated in 1990 and began providing its Internet-based solutions in 1999 and providing its survey and research solutions in 2005. Including satellite offices in Laurel, Maryland and Franklin, Tennessee, HealthStream had 311 full-time and 86 part-time employees as of December 31, 2009. HealthStream has evolved from a company with an initial focus on technology-based training to a company providing full-service delivery of education, training, research, and information to healthcare organizations.
INDUSTRY BACKGROUND
According to the deputy director of the National Health Statistics Group at the Centers for Medicare and Medicaid Services (CMS), spending in the healthcare industry reached approximately $2.3 trillion in 2008, or 16.2 percent of the gross domestic product. Hospital care expenditures accounted for approximately 32 percent of the $2.3 trillion industry. Approximately 14.3 million professionals are employed in the healthcare segment of the domestic economy, with approximately 5.6 million employed in hospitals, our target market for our learning and research products. As of December 31, 2009, approximately 2.1 million, or 37 percent, of these healthcare professionals were contracted to use our internet-based HLC platform.
All of the 5.6 million hospital-based healthcare professionals that work in the nation’s approximately 5,000 acute-care hospitals are required by federal mandates and accrediting bodies to complete training in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA) and The Joint Commission, as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act (HIPAA).
In hospitals, staffing issues and personnel shortages have also contributed to the need for facility based workforce development as well as additional competency based training. The American Hospital Association (AHA)’s report “Workforce 2015: Strategy Trumps Shortage” (January, 2010), for example, indicates that the shortfall of registered nurses in 2025 will be 260,000 FTEs and the shortage of physicians in 2020 will be 109,000. We believe that offering training and education for hospital personnel is increasingly being utilized as a retention and recruitment incentive.
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
HealthStream Learning
Within HealthStream Learning, we bring training and education content together with administrative and management tools through our Internet-based platforms, the HealthStream Learning Center® and a more streamlined version, HealthStream Express™. We offer our Internet-based platform customers a wide array of additional courseware subscriptions. Our learning management system supports healthcare administrators in configuring training to meet the precise needs of different groups of employees, modifying training materials, and documenting that training has been completed. At December 31, 2009, 2,073,000 healthcare professionals had contracted subscriptions for our Internet-based HLC services. Pricing for the HLC is subscription based, with fees based on the number of subscribers, courseware provided, and other factors. We offer training, implementation, and account management services to facilitate adoption of our platform. Fees for training are based on the time and efforts of the personnel involved. Implementation fees vary based on the size, scope, and complexity of the project.
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
During 2009, we began pilot implementations of our new HealthStream Competency CenterTM (HCC) product. This product allows us to offer our customers tools to assess competency and appraise performance. Competency assessment is a requirement of hospitals and healthcare organizations for maintaining accreditation, based on requirements from The Joint Commission to evaluate, document, and report performance competencies. We believe that our new product provides an effective means of determining which competencies are associated with each position and evaluating and documenting competency assessments. The HCC is also intended to facilitate the development of a custom training program of courses available through the HLC that uniquely responds to the needs identified for each employee.
Through HealthStream Direct, we develop, manage, and distribute online, live, and print education and training activities for provider-based healthcare professionals and physicians, as well as online education and training activities for sales representatives. Certain of the education activities we develop and distribute provide continuing education credit for learners completing them. Pricing for these products varies based on the size, scope, and nature of the project. Most of these activities are supported by either pharmaceutical or medical device companies

Our strategy for HealthStream Learning is to continue growing our customer base of approximately 2,073,000 contracted subscribers using the Internet-based HLC, as well as expanding penetration of additional courseware offerings, developing new tools, and penetrating other professional services across our customer base. We will continue to seek opportunities to leverage this customer base through the deployment of pharmaceutical and medical device training and education.
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
In November 2009, we announced the launch of the HealthStream Improvement Center™, an online system for hospital leaders to optimize and accelerate the execution of improvement plans—including those plans based on results from employee, physician, and community surveys—as well as patient HCAHPS (Hospital Consumer Assessment of Healthcare Providers and Systems) surveys. The Improvement Center is the most recently added tool among a storehouse of solutions from HealthStream Research that include a comprehensive line of survey products, national benchmarks, HCAHPS Improvement Library, consulting services, and other support tools.
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
BUSINESS COMBINATION
We acquired The Jackson Organization, Research Consultants, Inc. (TJO) in March 2007. For additional information regarding this acquisition, please see Note 2 of the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.
CUSTOMERS
We provide our training, information and education solutions to customers across a broad range of entities within the healthcare industry, including healthcare organizations (including government entities) and pharmaceutical and medical device companies. Examples of customers that have purchased or contracted for products and services from HealthStream include: HCA, Inc., Tenet Healthcare Corporation, Catholic Health Initiatives, Community Health Systems, Inc., Lifepoint Hospitals, Inc., Ardent Health Services, LLC, and Baxter Healthcare Corporation.
SALES AND MARKETING
We market our products and services primarily through our direct sales teams, our consultants, and our account relationship managers, who are based at our corporate headquarters in Nashville, Tennessee and in our satellite offices located in Laurel, Maryland and Franklin, Tennessee, as well as remote home office sales locations. As of December 31, 2009, our HealthStream Learning sales and relationship management personnel consisted of 49 employees and our HealthStream Research sales and consultant personnel consisted of 22 employees. Our geographically dispersed field sales organization is divided into one team focused on selling our learning products and a separate sales team focused on selling our research products. In addition to sales professionals, we also employ strategic account personnel that manage our largest customer relationships as well as account relationship managers and consultants who work to develop and expand relationships, including contract renewals.
We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups and trade shows, online promotion and demonstrations, telemarketing campaigns, public relations, distribution of product specific literature, direct mail and advertising.

Over most of the last nine years, we have hosted a conference in Nashville for our customers known as “The Summit.” We have utilized this client conference to reach out to existing and potential customers and business partners, provide training and educational services, and demonstrate our new and existing product offerings. We have marketing teams that are responsible for these initiatives and for working with and supporting our product management and sales teams. At December 31, 2009, these personnel consisted of 12 employees.
OPERATIONS
We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services, recurring sales, and development and maintenance of new and existing products are dependent on the strength of our operations, customer service, product development and maintenance, training, and other support teams. As of December 31, 2009, these personnel consisted of approximately 91 employees for Learning and approximately 192 employees for Research, of which 116 employees worked in our interviewing center. Our Learning operations team consists of personnel associated with customer support, implementation services, product development and maintenance, training, and project management. Our Research operations team consists of personnel associated with phone interviewing, distributing and processing paper-based survey instruments, data analysis and reporting of survey results, and project management.
TECHNOLOGY MANAGEMENT
Our services are designed to be reliable, secure, and scalable. Our software is a combination of proprietary and commercially available software and operating systems. Our software supports hosting and management of content, publication of our web sites, execution of courseware, registration and tracking of users, collection, sampling, and analysis of survey data, and reporting of information for both internal and external use. We designed the platforms that provide our services to allow each component to be independently scaled by adding commercially available hardware and a combination of commercially available and proprietary software components.
Our software applications, servers, and network infrastructure that deliver the majority of our services are hosted by third party data center providers. Our primary data center is located at a tier four rated hosting facility in Chicago, Illinois, and our disaster recovery data center is hosted by a separate provider located in Nashville, Tennessee. Both of our providers maintain our equipment in secure, limited access environments, supported by redundant power, environmental conditioning, and network connectivity. Our providers’ hosting centers are connected to the Internet through multiple, redundant, high-speed fiber optic circuits. The transactional systems supporting the data collection for our survey products are located in secure, limited access environments located at our Franklin, Tennessee and Laurel, Maryland offices, and feed our core business intelligence platforms supporting our survey products located at our primary hosting facility in Chicago. Company personnel monitor all servers, networks, and systems on a continuous basis. Together with our providers, we employ several levels of enterprise firewall systems and data abstraction to protect our databases, customer information, and courseware library from unauthorized access. All of our production data located in our Chicago data center is backed up in real time to our disaster recovery data center. Monthly snap shots of our data are stored off site with a third party data storage provider.
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
We believe our learning solutions, which include both products and services that facilitate training for healthcare professionals, a wide assortment of courseware, a mechanism for measuring satisfaction or other results, and the ability to provide all our services on a single platform over the Internet, provide us with a competitive advantage. In our survey research business, we believe our large proprietary database of physician survey results, technology infrastructure designed to automate the processing of survey results, proprietary core survey instruments and action plan development methodology, and our ability to quickly deliver relevant online courseware targeted at addressing survey related findings provide us with a competitive advantage. We believe that the principal competitive factors affecting the marketing of our training, information, and education services to the healthcare industry include:
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
GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY
Regulation of the Internet and the Privacy and Security of Personal Information
The laws and regulations that govern our business change rapidly. For example, the United States government and the governments of some states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:
•	Privacy and Security Laws. Current and proposed federal, state and foreign privacy and security regulations and other laws restricting the collection, use, security and disclosure of personal information could limit our ability to collect information or use and disclose the information in our databases or derived from other sources to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation. For example, the American Recovery and Reinvestment Act of 2009 (ARRA) has expanded the application of certain HIPAA privacy and security requirements to apply directly to us as a business associate of our customers.

•	Encryption Laws. Many copyright owner associations have lobbied the federal government for laws requiring copyrighted materials transmitted over the Internet to be digitally encrypted in order to track rights and prevent unauthorized use of copyrighted materials. If these laws are adopted, we may incur substantial costs to comply with these requirements or change the way we do business.

•	Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us violates these regulations.

•	Information Security Accountability Regulation. As required by ARRA, the U.S. Department of Health and Human Services (HHS) published regulations on August 24, 2009, that require us as a business associate of our customers to report certain breaches of unsecured protected health information to our customers, which must in turn notify affected individuals, HHS and, in certain situations involving large breaches, the media. Congress has considered bills that would require companies to engage independent third parties to audit the companies’ computer information security. In addition, we are subject to certain state laws that relate to privacy or the reporting of security breaches that are more restrictive than the requirements of AARA. For example, California has enacted legislation requiring disclosure of security breaches involving personal information and medical information. We may incur costs to comply with these security requirements. Because many of these laws are new and there is little guidance related to many of these laws, it is difficult to estimate the cost of our compliance with these laws. If the Company is required to make a public announcement regarding a breach of security or if one of the Company’s customers is required to make a public announcement in connection with a breach of security by the Company, the Company’s business could be negatively impacted.

•	Sales and Use Tax. Through December 31, 2009, we collected sales, use or other taxes on taxable transactions in all states in which we have employees or have a significant level of sales activity. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet.
Laws and regulations directly applicable to e-commerce, Internet communications, and the privacy and security of personal information are becoming more prevalent. Congress continues considering laws regarding Internet taxation. The dynamic nature of this regulatory environment increases the uncertainty regarding the marketplace impact of such regulation. The enactment of any additional laws or regulations may increase our cost of conducting business or otherwise harm our business, financial condition and operating results.
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
Continuing Medical Education (CME). State licensing boards, professional organizations and employers require physicians to certify that they have accumulated a minimum number of continuing medical education hours to maintain their licenses. Generally, each state’s medical practice laws authorize the state’s board of medicine to establish and track CME requirements. Forty-eight state medical licensing boards currently have CME requirements, as well as Puerto Rico, Guam, and the U.S. Virgin Islands. The number of CME hours required by each state ranges from 12 to 50 hours per year. Other sources of CME requirements are state medical societies and practice specialty boards. The failure to obtain the requisite amount and type of CME could result in non-renewal of the physician’s license to practice medicine and/or membership in a medical or practice specialty society. The American Medical Association’s (AMA) Physician Recognition Award certificate (PRA) is widely accepted as proof of participation in CME. The AMA classifies continuing medical education activities as either Category 1, which includes formal CME activities, or Category 2, which includes most informal activities. Sponsors want to designate CME activities for AMA PRA Category 1 Credit™ because this has become the benchmark for quality in formally organized educational activities. Most agencies nationwide that require CME participation specify AMA PRA Category 1 Credit™. Only institutions and organizations accredited to provide CME can designate an activity for AMA PRA Category 1 Credit™. The Accreditation Council for Continuing Medical Education (ACCME) is responsible for awarding accreditation status to state medical societies, medical schools, and other institutions and organizations that provide CME activities for a national audience of physicians. Only institutions and organizations are accredited. The ACCME and state medical societies do not accredit or approve individual activities. State medical societies, operating under the aegis of the ACCME, accredit institutions and organizations that provide CME activities primarily for physicians within the state or bordering states. We are an accredited provider of CME by the ACCME.
Consumer Assessment of Healthcare Providers and Systems (CAHPS). CMS has partnered with AHRQ to develop a standardized survey instrument and data collection methodology for measuring patients’ perspectives on hospital care. The intent of the survey is to produce comparable data on the patients’ perspectives to allow consumer-based comparisons between hospitals, align incentives to drive hospitals to improve their quality of care, and increase the transparency of hospital reporting. According to the Deficit Reduction Act of 2005, hospitals must submit data for certain required quality measures—which for inpatients includes the CAHPS® Hospital Survey—in order to receive the full market basket increase to their reimbursement payment rates from CMS. While hospital participation is voluntary, hospitals that fail to submit this survey data will incur a reduction of two percentage points in the inpatient market basket update amount for the following federal fiscal year. We have received certified vendor designation and will continue to offer CAHPS® Hospital Survey services.
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
Regulation of Educational Program Sponsorship and Support
The Office of Inspector General (OIG) issued Compliance Program Guidance for Pharmaceutical Manufacturers in April 2003 and issued Compliance Program Guidance for the Durable Medical Equipment, Prosthetics, Orthotics, and Supply Industry in July 1999 (collectively, the Guidelines). These documents include guidelines related to continuing educational activities supported by pharmaceutical and medical device companies. The Guidelines already have and may continue to affect the type and extent of commercial support we receive for our continuing education activities. The trade associations for the pharmaceutical and medical device industries (PhRMA and AdvaMed, respectively) have also promulgated their own codes of ethics. In January 2009, the PhRMA code of ethics was updated, and AdvaMed made changes to its code of ethics that became effective in July 2009. These changes placed further restrictions on the interactions between industry and health care professionals. The AMA has established its own code of ethics regarding Gifts to Physicians from Industry to provide standards of conduct for the medical profession. The Company follows the rules and guidelines provided by ACCME, ANCC, and other continuing education accrediting bodies to ensure that its continuing education programming is free from commercial bias and consistent with the Guidelines.
The U.S. Food and Drug Administration (FDA) and the Federal Trade Commission (FTC)
Current FDA and FTC rules and enforcement actions and regulatory policies or those that the FDA or the FTC may develop in the future could have a material adverse effect on our ability to provide existing or future applications or services to our end users or obtain the necessary corporate sponsorship to do so. The FDA and the FTC regulate the form, content and dissemination of labeling, advertising and promotional materials, including direct-to-consumer prescription drug and medical device advertising, prepared by, or for, pharmaceutical, biotechnology or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, regulated companies must limit their advertising and promotional materials to discussions of the FDA-approved claims and, in limited circumstances, to a limited number of claims not approved by the FDA. Therefore, any information that promotes the use of pharmaceutical or medical device products that is presented with our services is subject to the full array of the FDA and FTC requirements and enforcement actions. We believe that banner advertisements, sponsorship links and any educational programs that lack independent editorial control that we may present with our services could be subject to FDA or FTC regulation. While the FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on the advertiser, if the FDA or FTC finds that any regulated information presented with our services violates FDA or FTC regulations, they may take regulatory action against us or the advertiser or sponsor of that information. In addition, the FDA may adopt new regulatory policies that more tightly regulate the format and content of promotional information on the Internet.
Other Government Regulations
In December 2007, the SEC issued new rules for smaller reporting companies, expanding the number of companies that qualify for its scaled disclosure requirements. The Company continues to monitor these regulations and rulings to ensure that we appropriately allocate our resources to maintain compliance with all applicable regulations. Currently, our compliance with Section 404(b) of the Sarbanes-Oxley Act is applicable for calendar year 2010.
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
If a third party asserts a claim that we have infringed its patents or other intellectual property, we may be required to redesign our products or enter into royalty or licensing agreements. In addition, we license technologies from third parties for incorporation into our services. Royalty and licensing agreements with these third parties may not be available on terms acceptable to us, if at all. Additionally, the steps we have taken to protect our intellectual property and proprietary rights may not be adequate. Third parties may infringe or misappropriate our intellectual property. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our products or services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.
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
OUR EMPLOYEES
As of December 31, 2009, we employed 311 full-time and 86 part-time persons, including approximately 116 employees in our interviewing center. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a brief summary of the business experience of each of the executive officers of the Company. Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	42	Chief Executive Officer, President and Chairman of the Board of Directors
Jeffrey S. Doster	45	Senior Vice President and Chief Technology Officer
Gerard M. Hayden, Jr.	55	Senior Vice President and Chief Financial Officer
Arthur E. Newman	61	Executive Vice President
J. Edward Pearson	47	Senior Vice President and President of HealthStream Research™
Kevin P. O’Hara	40	Senior Vice President, General Counsel, and Compliance Officer
Michael Sousa	41	Senior Vice President
Robert A. Frist, Jr., one of our co-founders, has served as our chief executive officer and chairman of the board of directors since 1990 and president since 2001. Mr. Frist is the Company’s chief operating decision maker, and has primary responsibility and oversight of HealthStream Learning. He graduated with a Bachelor of Science in business with concentrations in finance, economics and marketing from Trinity University.
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
Arthur E. Newman joined the Company in January 2000, and is currently our Executive Vice President. Previously he served as our chief financial officer and senior vice president from January 2000 to March 2006. He holds a Bachelor of Science in chemistry from the University of Miami and a Master of Business Administration from Rutgers University.
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
Kevin P. O’Hara joined the company in January 2002, and was promoted to senior vice president and general counsel in February 2007. He assumed compliance officer responsibilities during August 2007. He previously served as vice president for the company. He earned a Bachelor of Arts degree and a J.D. from Vanderbilt University.
Michael Sousa joined the company in October 2004, and was promoted to senior vice president in January 2010. He previously served as vice president for the Company, with responsibilities for our strategic accounts program within HealthStream Learning. He earned a Bachelor of Science degree from Boston College and a Master of Business Administration from Boston University.

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
Risks Related to Our Business Model
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
Our business strategy includes increasing our market share and presence through sales to new customers, additional sales to existing customers, introductions of new products and services, and maintaining strong relationships with our existing customers. Some of the risks that we may encounter in executing our growth strategy include:
•	expenses, delays and difficulties of identifying and developing new products or services and integrating such new products or services into our existing organization;

•	inability to leverage our operational and financial systems sufficiently to support our growth;

•	inability to generate sufficient revenue from new products to offset investment costs;

•	inability to effectively identify, manage and exploit existing and emerging market opportunities;

•	inability to maintain our existing customer relationships;

•	increased competition from new and existing competitors;

•	lengthy sales cycles, or customers delaying purchasing decisions due to economic conditions;

•	reduced spending within the training, information and education departments of hospitals within our target market; and

•	failure of the market for training, information and education in the healthcare industry to grow to a sufficient size or at a sufficient rate.
If any of these risks are realized, our business, and our competitive position in the industry, could suffer.
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
Our ability to accurately forecast revenue for certain products and services may be hindered by customer scheduling.
As revenues from our subscription business continue to increase, a larger portion of our revenues will be predictable; however, quarterly performance may be more subject to fluctuations. Our HealthStream Research products and services are typically contracted by healthcare organizations for multi-year terms, but the frequency, sample size, and timing of survey cycles can vary from quarter to quarter and year to year. Also, other project-based products, such as live events, certain content development, and professional services, are subject to the customers’ involvement in the provision of the product or service. The magnitude of these project-based product and service contracts may vary widely from quarter to quarter and year to year, and thus may affect our ability to accurately forecast quarterly and annual financial performance.

Our ability to accurately forecast revenue may be affected by lengthy and widely varying sales cycles.
The period from our initial contact with a potential customer and the first purchase of our solution by the customer typically ranges from three to nine months, and in some cases has extended much further. The range in the sales cycle can be impacted by multiple factors, including an increasing trend towards more formal request for proposals (RFP) processes and more competition within our industry, as well as formal budget timelines which impact timing of purchases by target customers. As a result of these factors, we have only limited ability to forecast the timing and type of initial sales. This, in turn, makes it more difficult to forecast quarterly and annual financial performance.
We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, marketing, or other resources.
Several of our competitors and many potential competitors have longer operating histories and significantly greater financial, technical, marketing, or other resources than we do. We encounter direct competition from both large and small e-learning companies and other companies focused on training and continuing education in the healthcare industry. We also face competition from larger survey and research companies. Given the profile and growth of the healthcare industry and the growing need for education, training, research, and information, it is likely that additional competitors will emerge. We believe we maintain a competitive advantage against our competitors by offering a comprehensive array of products and services; however, our lack of market diversification resulting from our concentration on the healthcare industry may make us susceptible to losing market share to our competitors who also offer a complete e-learning solution to a cross-section of industries. These companies may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Further, most of our customer agreements are for terms ranging from one to three years, with no obligation to renew. The short terms of these agreements enable customers to shift to one of our competitors.
We may not be able to retain proper distribution rights from our content partners, and this could affect projected growth in courseware subscription revenues.
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
We may not be able to develop new products and services, or enhancements to our existing products and services, or be able to achieve widespread acceptance of new products, services or features, or keep pace with technological developments.
We expect to generate revenue growth through sales to new customers as well as increasing sales of additional courseware subscriptions and other products and services to existing customers. Our identification of additional features, content, products and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our base of Internet-based customers and we are not able to accurately predict the volume or speed with which old and new customers will adopt such new methodology. Because healthcare training continues to change and evolve, we may be unable to accurately predict and develop new products, features, content and other products to address the needs of the healthcare industry. Further, the new products, services and enhancements we develop may introduce significant defects into our core software platforms. While all new products and services are subject to testing and quality control, all software is subject to error. If we release new products, services and/or enhancements with bugs, defects or errors or that cause bugs, defects or errors in existing products, it could result in lost revenues, reduced ability to meet contractual obligations and would be detrimental to our business and reputation. If new products, features, or content are not accepted by new or existing customers, we may not be able to recover the cost of this development and our business will be harmed. Continued growth of our Internet-based customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as enhancing our courseware, product and service offerings that address the needs of healthcare organizations.
We may be unable to continue to license our third party software, on which a portion of our product and service offerings rely, or we may experience errors in this software, which could increase our costs and decrease our revenue.
We use licensed third party technology components in some of our products. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these licenses could result in delays in the introduction of new products and services or could force us to discontinue offering portions of our learning management or survey and research solutions until equivalent technology, if available, is identified, licensed and integrated. The operation of our products would be impaired if errors occur in the third party technology or content that we incorporate, and we may incur additional costs to repair or replace the defective software. It may be difficult for us to correct any errors in third party software because the software is not within our control. Accordingly, our revenue could decrease and our costs could increase in the event of any errors in this technology. Furthermore, we may become subject to legal claims related to licensed technology based on product liability, infringement of intellectual property or other legal theories.
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
For the year ended December 31, 2009, approximately 59 percent of our net revenues were derived from our Internet-based subscription products. Our Internet-based HLC customers have no obligation to renew their subscriptions for our products or services after the expiration of the initial subscription period, and in fact, some customers have elected not to renew their subscription. In addition, our customers may renew at a lower pricing or activity level. During the year ended December 31, 2009, we renewed 103% of the annual HLC contract value up for renewal and 102% of the subscribers which were up for renewal. Because a significant portion of our customer contracts have only renewed one or two times, we do not have sufficient historical data to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our revenues could be adversely affected, which would have a material adverse affect on our results of operations and financial position. Contracts for our survey and research services typically range from one to three years in length, and customers are not obligated to renew their contract with us after their contract expires. If our customers do not renew their arrangements for our services, or if their activity levels decline, our revenue may decline and our business will suffer.
We may be unable to accurately predict the timing of revenue recognition from sales activity as it is often dependent on achieving certain events or performance milestones, and this inability could impact our operating results.
Our ability to recognize revenue is dependent upon several factors including the transfer of customer-specific information such as unique subscriber IDs, which are required for us to implement customers on our Internet-based learning platform. Accordingly, if customers do not provide us with the specified information in a timely manner, our ability to recognize revenue will be delayed, which could adversely impact our operating results. In addition, completion and acceptance by our customers of developed content and courseware must be achieved, survey responses must be received and tabulated, and utilization of courseware is required in connection with subscription Internet-based learning products for us to recognize revenue. As we noted above, our project-based revenues are likely to be subject to significant fluctuations.
Because we recognize revenue from subscriptions for our products and services over the term of the subscription period, downturns or upturns in sales may not be immediately reflected in our operating results.
We recognize approximately 59 percent of our revenue from customers monthly over the terms of their subscription agreements, which have initial contract terms ranging from one to three years, although terms can range from less than one to up to five years. As a result, much of the revenue we report in each quarter is related to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. Finally, the costs associated with sales are incurred up front, and therefore unexpected successes in platform and content sales may increase our costs in the near term negatively affecting our financial performance.

We may not be able to meet our strategic business objectives unless we obtain additional financing, which may not be available to us on favorable terms or at all.
Our current cash reserves, revolving credit facility, and results of operations are expected to be sufficient to meet our cash requirements through at least 2010. However, we may need to raise additional funds in order to:
•	develop new, or enhance existing, services or products;

•	respond to competitive pressures;

•	finance working capital requirements; or

•	acquire complementary businesses, technology, content or products.
At December 31, 2009, we had approximately $12.3 million in cash, cash equivalents, and related interest receivable. We also have up to $15.0 million of availability under a revolving credit facility, subject to certain covenants, which expires in July 2011. We expect to incur up to $4.0 million of capital expenditures, software feature enhancements and content purchases during 2010 to support our business. In February 2010, we authorized a stock repurchase plan, with approval to acquire up to $4.0 million of our common stock. We continue to actively review possible business acquisitions that would complement or enhance our products and services. We may not have adequate cash and investments or availability under our revolving credit facility to consummate one or more of these acquisitions. The credit markets have been experiencing extreme volatility and disruption, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced.
We have significant goodwill and identifiable intangible assets recorded on our balance sheet that may be subject to impairment losses that would reduce our reported assets and earnings.
As of December 31, 2009, our balance sheet included goodwill of $21.1 million and identifiable intangible assets of $3.8 million. Economic, legal, regulatory, competitive, contractual, and other factors could result in future declines in the operating results of our business units or market value declines that do not support the carrying value of goodwill and identifiable intangible assets. If any of these factors impair the value of these assets, accounting rules require us to reduce their carrying value and report an impairment charge, which would reduce our reported assets and earnings in the period an impairment is recognized.
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
The current uncertain economic environment may have a negative impact on our customers and us which could have a significant impact on our revenue, operating results and financial condition.
It is difficult to predict the full magnitude and duration of the current uncertain economic environment and its related impact on our customers, suppliers and our company. For example, our customers may experience fluctuations or declines in their business and as a consequence, some customers may choose to invest less in information technology assets for their business which, in turn, could have an impact on us. The potential negative effects on us include, but are not limited to, reductions in our renewal and revenue growth rates, shorter contract terms, and delays in payments from customers that increase our accounts receivable resulting in a deterioration of our cash flow and working capital position. We continue to monitor general economic conditions, however, and depending on the severity and/or duration of any economic downturn, these circumstances could have a material adverse effect on our revenue, results from operations and financial condition.
We may not be able to demonstrate compliance with Sarbanes-Oxley Section 404 in a timely manner, and the correction of any deficiencies identified during upcoming annual audits may be costly and could harm our business.
Sarbanes-Oxley Section 404 requires our management to report on, and will require our independent public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Although the date of our required compliance with Section 404(b) has been delayed many times in the past, it is likely that we will be required to comply with the reporting requirements under Sarbanes-Oxley

Section 404(b) in the 2010 calendar year. The rules governing the standards to be met are complex and will require significant process review, documentation and testing, as well as possible remediation efforts for any identified deficiencies. This process of review, documentation, testing and remediation will result in increased expenses and require significant attention from management and other internal resources. Any material weaknesses identified during this process may preclude us from asserting the effectiveness of our internal controls, and this may affect our stock price if we cannot effectively remediate the issues identified in a timely manner.
Changes in generally accepted accounting principles (GAAP) and other accounting regulations and interpretations could require us to delay recognition of revenue and/or accelerate the recognition of expenses, resulting in lower earnings.
While we believe we correctly account for and report revenue and expense recognition, any changes in GAAP or other accounting regulations and interpretations concerning revenue and expense recognition could decrease our revenue or increase our expenses. Changes to regulations concerning revenue recognition could require us to alter our current revenue accounting practices and cause us to either defer revenue into a future period, or to recognize lower revenue in a current period. Likewise, changes to regulations concerning expense recognition could require us to alter our current expense accounting practices and cause us to defer recognition of expense into a future period, or to recognize increased expenses in a current period. Changes to either revenue recognition or expense recognition accounting practices could affect our financial performance.
Risks Related to Sales, Marketing and Competition
Our operating margins could be affected if our ongoing refinement to pricing models for our products and services is not accepted by our customers and the market.
Over the past few years we have implemented several changes, and we continue to make changes, in our pricing and our product and service offerings to increase revenue and to meet the needs of our customers. We cannot predict whether our current pricing and products and services, or any ongoing refinements we make will be accepted by our existing customer base or by prospective customers. If our customers and potential customers decide not to accept our current or future pricing or product and service offerings, it could have a material adverse effect on our business.
Risks Related to Operations
We may be unable to adequately develop our systems, processes and support in a manner that will enable us to meet the demand for our services.
We have provided our online products and services since 1999 and continue to develop our ability to provide our courseware, learning management systems, and research systems on both a subscription and transactional basis over the Internet. Our future success will depend on our ability to effectively develop and maintain the infrastructure, including additional hardware and software, and implement the services, including customer support, necessary to meet the demand for our services. Our inability from time to time to successfully develop the necessary systems and implement the necessary services on a timely basis has resulted in our customers experiencing some delays or interruptions in their service. Such delays or interruptions may cause customers to become dissatisfied with our service and move to competing providers of traditional and online training and education services. If this happens, our revenues could be adversely affected, which would have a material adverse effect on our financial condition.
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
Our future success will depend on our ability to attract, train, motivate, and retain other highly skilled technical, managerial, marketing, customer support, and survey personnel. Competition for certain personnel is intense, especially for developers, web designers and sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. We have experienced difficulty in the past hiring qualified personnel in a timely manner for these positions. The pool of qualified technical personnel, in particular, is limited in Nashville, Tennessee, where our headquarters are located. Our interviewing center is located in Laurel, Maryland, and we may experience difficulty in maintaining and recruiting qualified individuals to perform these services. We will also need to maintain or increase the size of our staff to support our anticipated growth, without compromising the quality of our offerings or customer service. Our inability to locate, hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our services and impair our ability to grow.

We may not be able to upgrade our hardware and software technology infrastructure quickly enough to effectively meet demand for our services.
We must continue to obtain reasonably priced, commercially available hardware and continue to enhance our software to accommodate the increased use of our platform and increased courseware in our library. In order to make timely decisions about hardware and software enhancements, we must be able to accurately forecast the growth in demand for our services. This growth in demand for our services is difficult to forecast and the potential audience for our services is large. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our customers may encounter delays or disruptions in their service. Unscheduled downtime could harm our business and also could discourage current and potential customers from using or continuing to use our services and reduce future revenues.
Our network infrastructure and computer systems and software may fail.
An unexpected event like a telecommunications failure, fire, earthquake, or other catastrophic loss at our Internet service providers’ facilities or at our on-site data facility could cause the loss of critical data and prevent us from offering our products and services for an unknown period of time. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our web server and network systems and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems and software.
We may lose users and lose revenue if our security measures fail.
If the security measures that we use to protect personal information are ineffective, we may lose users of our services, which could reduce our revenues. We rely on security and authentication technology licensed from third parties. With this technology, we perform real-time credit card authorization and verification, as well as the encryption of other selected secure customer data. We cannot predict whether these security measures could be circumvented by new technological developments. Further, the audit processes and controls used within our production platforms may not be sufficient to identify and prevent errors or deliberate misuse. In addition, our software, databases and servers may be vulnerable to computer viruses, physical or electronic attacks and similar disruptions. We may need to spend significant resources to protect against security breaches or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.
We may experience errors in our software products that administer and report on hospital performance, and these errors could result in action taken against us that could harm our business.
Certain survey data that is collected and reported by us, such as the survey data included as part of our HCAHPS patient surveys, are used by the Centers for Medicare and Medicaid Services (CMS) to determine, in part, the amount of reimbursement payments to hospitals, and any errors in data collection, survey sampling, or statistical reporting could result in reduced reimbursements to our hospital customers if we are unable to correct these errors, and this could result in litigation against us. Further, this survey data reported to CMS is then published by CMS to the general public, and any errors we experience which result in incorrect scoring or scoring that reflects badly on our hospital customer may result in damage to that hospital’s reputation, and the hospital may in turn bring litigation against us. We may be required to indemnify against such claims, and defending against any such claims could be costly and time consuming and could negatively affect our business.
Risks Related to Government Regulation, Content and Intellectual Property
Government regulation may require us to change the way we do business.
The laws and regulations that govern our business change rapidly. Evolving areas of law that are relevant to our business include privacy and security laws, proposed encryption laws, content regulation, information security accountability regulation, and sales and use tax laws and regulations and attempts to regulate activities on the Internet. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. These uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. In addition, certain laws mandate that our customers contractually require us to protect the privacy and security of certain personal and health related information. If we fail to abide by these required contractual provisions, our customers may terminate their contracts with us. In addition, ARRA recently expanded the application of certain of the HIPAA privacy and security regulations to apply directly to business associates including us. Violations of HIPAA privacy and security regulations may result in civil and criminal penalties. Further, ARRA has increased these penalties and strengthened other enforcement provisions of HIPAA, which may result in increased enforcement activity. See “Business - Government Regulation of the Internet and the Healthcare Industry” for a more complete discussion of these laws and regulations.

We may not be able to maintain our CMS certification to conduct HCAHPS surveys, and this could adversely affect our business.
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
Changes to government and industry standards and regulations regarding pharmaceutical and medical device customers could negatively affect our business in these areas.
In April 2003, the OIG issued “OIG Compliance Program Guidance for Pharmaceutical Manufacturers.” In July 1999, the OIG issued “Compliance Program Guidance for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry.” These guidelines collectively identify three areas of risks for pharmaceutical and medical device companies and recommend certain best practices to be included in a compliance plan designed to avoid the risk of federal healthcare program abuse. The guidance highlighted a number of arrangements that have the potential to trigger fraud and abuse violations, including educational grants. In April 2007, the U.S. Senate Finance Committee released a report critical of practices related to the funding of educational programs by pharmaceutical manufacturers. In the final months of 2009, both houses of the U.S. Congress passed separate bills intended to reform the healthcare system. Both bills included the requirement that manufacturers of drugs, devices, and medical supplies report to HHS anything of value, including educational programs, given by such manufacturers to physicians. While neither of these bills has yet become law, such laws or similar proposals may continue to be a focus at the federal level.
The Company follows the rules and guidelines provided by the ACCME, ANCC and other continuing education accrediting bodies to ensure that its continuing education programming is free from commercial bias and consistent with the OIG guidance. The 2009 changes to the codes of ethics of the pharmaceutical and medical device trade associations place further restrictions on interactions between pharmaceutical and medical device manufacturers and health care professionals. The majority of the Company’s accredited continuing education programming is funded by educational grants from our pharmaceutical and medical device customers. There is no assurance that our pharmaceutical and medical device customers will continue to provide educational grants consistent with past practices. In fact, we have experienced a reduction in live event activities we provide which are supported by pharmaceutical and medical device companies. To the extent that our customers continue to curtail or restructure their business practices, our business with this customer base may suffer.
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
Despite protection of certain proprietary rights, a third-party could, without authorization, copy or otherwise misappropriate our content, information from our databases, or other intellectual property. Our agreements with employees, consultants and others who participate in development activities could be breached and result in our trade secrets becoming known or our trade secrets and other intellectual property could be independently developed by competitors. We may not have adequate remedies for any breach. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and effective intellectual property protection may not be available in those jurisdictions. We currently own several trademarks and domain names. The current system for registering, allocating and managing domain names has been the subject of litigation and proposed regulatory reform. Additionally, legislative proposals have been made by the federal government that would afford broad protection to owners of databases of information, such as stock quotes. This protection of databases already exists in the European Union. There has been substantial litigation in the computer and online industries regarding intellectual property assets, particularly patents. Third parties may claim infringement by us with respect to current and future products, trademarks or other proprietary rights, and we may counterclaim against such third parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, divert management’s attention, cause product release delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition and operating results. Such royalty and licensing agreements may not be available on terms acceptable to us, if at all.
We may be unable to protect our intellectual property, and we may be liable for infringing the intellectual property rights of others.
Our business could be harmed if unauthorized parties infringe upon or misappropriate our intellectual property, proprietary systems, content, platform, services or other information. Our efforts to protect our intellectual property through copyright, trademarks and other controls may not be adequate. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the patents, intellectual property or other proprietary rights of third parties, which could be time consuming and costly. Intellectual property infringement claims could be made against us, especially as the number of our competitors grows. These claims, even if not meritorious, could be expensive and divert our attention from operating our company and result in a temporary inability to use the intellectual property subject to such claim. In addition, if we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and develop comparable non-infringing intellectual property, to obtain a license, or to cease providing the content or services that contain the infringing intellectual property. We may be unable to develop non-infringing intellectual property or obtain a license on commercially reasonable terms, if at all. See “Business-Intellectual Property and Other Proprietary Rights” for a more complete discussion of the potential effects of this liability on our business.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal office is located in Nashville, Tennessee. Our lease for approximately 32,000 square feet at this location expires in April 2010. The lease provides for a five-year renewal option with rates increasing during the renewal period. Rent at this location is currently approximately $23,000 per month. The Company is currently evaluating options to either renew this lease or relocate to a new location in Nashville, Tennessee.
We are leasing approximately 19,000 square feet of office space in Laurel, Maryland. The lease expires in March 2012 and provides for two renewal options for two years each. Rent at this location is approximately $32,000 per month, with annual rental increases of approximately three percent.
We are leasing approximately 8,000 square feet of office space in Franklin, Tennessee. Rent at this location is approximately $9,000 per month through August 2010 when the lease expires.
Item 3. Legal Proceedings
None.
Item 4. (Removed and Reserved)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market under the ticker symbol HSTM:

	Common Stock Price
	2009		2008
	High	Low	High	Low
First Quarter	$2.40	$1.70	$3.37	$2.77
Second Quarter	2.74	2.01	3.20	2.57
Third Quarter	5.21	2.56	3.07	2.33
Fourth Quarter	4.65	3.75	2.76	2.01
On March 5, 2010, there were 134 registered holders and approximately 3,185 beneficial holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
DIVIDEND POLICY
We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations.
STOCK PERFORMANCE GRAPH
The graph below compares the cumulative total shareholder return on our common stock since December 31, 2004, with the cumulative total return of companies on the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index over the same period (assuming the investment of $100 in our common stock, the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index on December 31, 2004 (for our stock and the indices) and reinvestment of all dividends).
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)
Among HealthStream, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index
(1) $100 invested on 12/31/2004 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

RECENT SALES OF UNREGISTERED SECURITIES
There have been no sales of unregistered securities since December 31, 2008.
ISSUER PURCHASES OF EQUITY SECURITIES
There were no common stock purchases by the Company during the quarter ended December 31, 2009.
Item 6. Selected Financial Data
The selected statements of income and balance sheet data for the past five years are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, our independent registered public accounting firm. You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report.
HealthStream acquired TJO on March 12, 2007 and Data Management & Research, Inc. (DMR) on March 28, 2005. TJO’s results of operations are included within our consolidated statement of operations effective March 13, 2007. DMR’s results of operations are included within our consolidated statement of income effective March 29, 2005. As a result of these acquisitions, the annual results presented below are not comparable. Revenues may be subject to fluctuations as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report. During 2009, 2008, and 2007 we recognized portions of our deferred tax assets through the reversal of the valuation allowance, resulting in deferred income tax benefits of approximately $9.1 million, $375,000, and $2.0 million, respectively. During 2006, we adopted an accounting standard regarding share-based payments, which resulted in approximately $661,000, $772,000, $742,000, and $682,000 of stock based compensation expense for 2009, 2008, 2007 and 2006, respectively. As a result of these factors, the annual results presented below are not comparable. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

		Year Ended December 31,
	2009	2008	2007	2006	2005
		(in thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$57,398	$51,600	$43,949	$31,783	$27,359
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	21,344	19,654	16,162	10,869	9,746
Product development	6,285	5,670	4,308	3,503	2,928
Sales, marketing, general and administrative expenses	19,508	18,972	17,060	12,613	10,411
Depreciation and amortization	5,139	4,822	4,503	2,889	2,678

Total operating costs and expenses	52,276	49,118	42,033	29,874	25,763
Income from operations	5,122	2,482	1,916	1,909	1,596
Other income (expense), net	(15)	72	226	619	338

Income before income taxes	5,107	2,554	2,142	2,528	1,934
Income tax (benefit) provision	(8,865)	(301)	(1,945)	28	21

Net income	$13,972	$2,855	$4,087	$2,500	$1,913

Net income per share — basic	$0.65	$0.13	$0.19	$0.12	$0.09

Net income per share — diluted	$0.64	$0.13	$0.18	$0.11	$0.09

Weighted average shares of common stock outstanding — basic	21,458	21,707	21,999	21,577	21,051

Weighted average shares of common stock outstanding — diluted	21,838	22,204	22,701	22,359	21,942

		At December 31,
	2009	2008	2007	2006	2005
			(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$12,287	$4,107	$3,599	$10,726	$5,726
Investments in marketable securities — short and long term	—	—	—	1,700	6,175
Goodwill and intangible assets	24,938	25,885	26,851	13,073	13,582
Working capital (deficit)	10,714	1,148	(906)	11,148	9,428
Total assets	71,002	52,797	53,361	41,008	35,216
Deferred revenue	12,234	10,202	9,493	5,376	4,503
Long-term debt and capital leases, net of current portion	4	320	1,064	107	216
Shareholders’ equity	51,821	36,763	35,714	29,634	25,800

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
The following discussion provides an overview of our history together with a summary of our critical accounting policies and estimates. Our critical accounting policies and estimates include revenue recognition, income taxes, product development costs and related capitalization, impairment of goodwill, intangibles and other long-lived assets, allowance for doubtful accounts, accrual for service interruptions, stock based compensation, and nonmonetary exchanges.
OVERVIEW
We provide our services to healthcare organizations, pharmaceutical and medical device companies, and other participants within the healthcare industry. Our services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). HealthStream Learning products and services include our Internet-based HealthStream Learning Center®, authoring tools, courseware subscriptions, online training and content development, online sales training courses, live events, HospitalDirect® and other products focused on education and training to serve professionals that work within healthcare organizations. HealthStream Research provides a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and members of the community. Our learning solutions help healthcare organizations improve their required regulatory training, while also offering an opportunity to train their employees in multiple clinical areas. Our research products provide customers valuable insight into measuring quality and satisfaction of physicians, patients, employees, and members of the community.
Revenues for the year ended December 31, 2009 were approximately $57.4 million compared to $51.6 million for the year ended December 31, 2008, an increase of 11.2%. Operating income increased by 106.4% to $5.1 million for 2009 compared to $2.5 million for 2008. Net income for 2009 was $14.0 million compared to $2.9 million for 2008. Net income includes an income tax benefit of approximately $9.1 million in 2009 and $375,000 in 2008 associated with the recognition of a portion of the Company’s deferred tax assets through a reversal of the valuation allowance. Diluted earnings per share were $0.64 for 2009 compared to $0.13 for 2008. Revenues from HealthStream Learning grew by 16.2%, or $5.3 million, and revenues from HealthStream Research grew by 2.5%, or $476,000. We had approximately 2,073,000 contracted subscribers, of which approximately 1,974,000 were fully implemented subscribers on our Internet-based HLC platform at December 31, 2009, representing over 2,500 hospitals in the United States. During 2009, we renewed approximately 677,000 HLC subscribers, representing a 102% renewal rate for the subscribers up for renewal, and a 103% renewal rate based on the annual contract value up for renewal. As of December 31, 2009 our cash and investment balances approximated $12.3 million and we maintained full availability under our $15.0 million revolving credit facility.
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
Revenues from survey and research services are recognized when survey results are delivered to customers via either Internet-based reporting throughout the survey period or by providing final survey results once all services are complete. Revenues for survey and reporting services, which are provided through the use of Internet-based reporting methodologies, are recognized using the proportional performance method, reflecting recognition throughout the service period which corresponds with the survey cycle and reporting access by the customer, which typically ranges from one to five months. Revenues for survey and reporting services, which include delivery of survey results to the customer when all services are completed, are recognized upon completion. All other revenues are recognized as the related services are performed or products are delivered to the customer. Revenues for these services can be subject to seasonal factors based on customers’ requirements that can impact the timing, frequency, and volume of survey cycles.
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
Accounting for Income Taxes
The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. The Company has significant net operating loss carryforwards (NOLs) which management believes will be available to reduce future tax expense. These NOLs are subject to annual limitations under the Internal Revenue Code Section 382, which could result in the expiration of certain portions of the Company’s NOLs before they are fully utilized. Management periodically assesses the realizability of its deferred tax assets, and to the extent that we believe a recovery is not likely, we establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. At December 31, 2008 management concluded that it was more likely than not that approximately $2.4 million of the Company’s deferred tax assets would be realized in future periods. Further, at December 31, 2009, management concluded that it was more likely than not that substantially all of the remaining deferred tax assets will be realized in future periods, and released approximately $9.1 million from the valuation allowance, resulting in the recognition of net deferred tax assets of approximately $11.5 million at December 31, 2009. The Company continues to maintain a valuation allowance of approximately $1.1 million for the remaining portion of its deferred tax assets, which are related to the portion of our NOLs associated with deductions for stock option exercises.
Product Development Costs
Product development costs include our costs to initially develop and maintain software feature enhancements and content for our Internet-based learning products. Once planning is completed and development begins, we capitalize internal costs and payments to third parties associated with the cost of software feature enhancement development or content where the life expectancy is greater than one year and the anticipated cash flows from such software feature enhancements or content are expected to exceed the cost of the related asset. During 2009 and 2008, we capitalized approximately $84,000 and $75,000, respectively, related to development of content, primarily by third parties. Such amounts are included in the accompanying consolidated balance sheets under the caption “prepaid development fees” and “other assets.” During 2009 and 2008, we capitalized approximately $1.3 million and $1.0 million, respectively, for development of software feature enhancements. Such amounts are included in the accompanying consolidated balance sheets under the caption “capitalized software feature enhancements.” A significant portion of these capitalized costs was associated with the development of a new competency assessment product, a new reporting system for our survey and research platform, and additional features for our Internet-based HLC platform. We amortize content and software feature enhancements over their expected life, which is generally one to four years. Capitalized content and software feature enhancements are subject to a periodic impairment review in accordance with our impairment review policy.
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
Goodwill, intangibles and other long-lived assets
We measure goodwill for impairment at the reporting unit level using both income and market based models to determine the fair value of the reporting units. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist and also during the fourth quarter each year. Intangible assets and other long-lived assets are also reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate an impairment is present. We measure any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation.
Allowance for Doubtful Accounts
We estimate the allowance for doubtful accounts using both a specific and non-specific identification method. Management’s evaluation includes reviewing past due accounts on a case-by case basis, and determining whether an account should be reserved, based on the facts and circumstances surrounding each potentially uncollectible account. An allowance is also maintained for accounts not specifically identified that may become uncollectible in the future. Uncollectible accounts are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is necessary based on our specific and non-specific identification approach. Our allowance for doubtful accounts totaled approximately $141,000 as of December 31, 2009.
Accrual for Service Credits
Due to the complexity of our hosted applications, variability in customer utilization patterns, changes in technology, and potential software defects, our hosted learning management applications could experience periodic downtime. In addition, we have specific contractual obligations that can result in penalties to us associated with system performance and other commitments. We maintain an accrual which is intended to provide for customer concessions due to customers experiencing inconveniences or operation disruption resulting from downtime or performance of our applications, or our failure to meet certain contractual obligations to customers. Our accrual for service credits totaled approximately $318,000 as of December 31, 2009.
Stock Based Compensation
We recognize compensation expense using a fair-value based method for costs related to share based payments including stock options. Measurement of such compensation expense requires significant estimation and assumptions; however we believe that the Black Scholes option pricing model we use for calculating the fair value of our stock based compensation plans provides a reasonable measurement methodology using a framework that is widely adopted.
As of December 31, 2009, we had a stock incentive plan which qualified as a stock based compensation plan. During the years ended December 31, 2009, 2008, and 2007, we recorded approximately $661,000, $772,000, and $742,000 of stock based compensation expense, respectively. We typically grant stock options to our management group on an annual basis, or when new members of the management group begin their employment. We grant stock options to members of our board of directors in conjunction with our annual shareholders meeting, or as new members are added on a pro rata basis based on the time elapsed since our annual shareholders’ meeting. We expect to continue this practice for the foreseeable future; however, we may adjust the size of the annual grant. As of December 31, 2009, total future compensation cost related to non-vested awards not yet recognized was $913,492 net of estimated forfeitures, with a weighted average expense recognition period of 1.95 years. Future compensation expense recognition for new option grants will vary depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from our estimates.
Nonmonetary Exchange of Content Rights and Deferred Service Credits
During 2009, we recorded content rights and deferred service credits of approximately $665,000 in connection with a nonmonetary exchange with one of our customers. In order to account for this transaction, we estimated the fair value of the related assets and service credits, assessed whether the value assigned to the content was recoverable, and amortized the related assets over their estimated useful lives. Our future operating results will be impacted by the customer’s utilization of the service credits. Revenues for services provided in exchange for service credits will be recognized in accordance with our revenue recognition policies.
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
Cost of Revenues (excluding depreciation and amortization). Cost of revenues (excluding depreciation and amortization) consists primarily of salaries and employee benefits, stock based compensation, employee travel and lodging, materials, outsourced phone survey support, contract labor, hosting costs, and other direct expenses associated with revenues, as well as royalties paid by us to content providers based on a percentage of revenues. Personnel costs within cost of revenues are associated with individuals that facilitate product delivery, provide services, conduct, process and manage phone and paper-based surveys, handle customer support calls or inquiries, manage the technology infrastructure for our hosted applications, manage content and survey services, coordinate content maintenance services, and provide training or implementation services.
Product Development. Product development expenses consist primarily of salaries and employee benefits, contract labor, stock based compensation, content acquisition costs before technological feasibility is achieved, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training, delivery and administration platforms. In addition, product development expenses are associated with the development of new software feature enhancements and new products. Personnel costs within product development include our systems, application development, and quality assurance teams, product managers, and other personnel associated with content and product development.
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. During the past several years, excluding 2009, we have hosted a national customer conference in Nashville known as “The Summit,” of which a significant portion of the costs are included in sales and marketing expenses. Personnel costs within sales and marketing include our Learning and Research sales teams, strategic account management, consultants, and marketing personnel, as well as our account management group.
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
Other Income/Expense, Net. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to a promissory note, capital leases and our revolving credit facility.
2009 Compared to 2008
Revenues. Revenues increased approximately $5.8 million, or 11.2%, to $57.4 million for 2009 from $51.6 million for 2008. Revenues for 2009 consisted of $38.2 million, or 67% of total revenue, for HealthStream Learning and $19.2 million, or 33% of total revenue, for HealthStream Research. In 2008, revenues consisted of $32.8 million, or 64% of total revenue, for HealthStream Learning and $18.8 million, or 36% of total revenue, for HealthStream Research.
Revenues for HealthStream Learning increased $5.3 million, or 16.2%, over 2009. Revenues from our Internet-based subscription learning products increased by $5.4 million over the prior year, and were comprised of revenue increases from the HLC of $3.0 million and from courseware subscriptions of $2.4 million. Revenues from Internet-based subscription products increased 19% over the prior year due to an increase in the number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased by 14% during 2009 to 1,974,000 fully-implemented subscribers at the end of 2009 compared to 1,732,000 fully-implemented subscribers at the end of 2008. Additionally, we had 2,073,000 contracted subscribers at December 31, 2009 compared to 1,855,000 contracted subscribers at December 31, 2008. Revenues associated with implementation, development, and consulting services increased $1.2 million over the prior year due to increased courseware development service revenues compared to the prior year. These increases in revenues were partially offset by a decline in revenues from live events, study guides, and other project-based activities, which collectively declined $1.3 million from the prior year due to a de-emphasis on live events and other similar project-based services.
Revenues for HealthStream Research increased $476,000, or 2.5%, over 2008. Revenue from recurring patient surveys increased $1.7 million, or 15%, over the prior year, but was offset by revenue declines from employee, physician, and community surveys. The revenue decline in these survey categories is generally attributable to customer decisions to defer conducting surveys based on budgetary, operational, and other considerations. Also during 2009, a portion of the revenue decrease was attributable to the loss of one customer contract. Consequently, revenue fluctuations are more likely within these survey categories than patient surveys, which are conducted on continuous quarterly cycles.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $1.7 million, or 8.6%, to $21.3 million for 2009 from $19.7 million for 2008. Cost of revenues as a percentage of revenues was 37.2% of revenues for 2009 down favorably from 38.1% of revenues for 2008. Cost of revenues for HealthStream Learning increased approximately $1.3 million to $11.9 million and approximated 31.3% and 32.3% of revenues for 2009 and 2008, respectively. The expense increase was primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues as well as increased costs to support the growth in implementation, development, and consulting revenues, and was partially offset by expense decreases associated with the declines in live events and other project-based revenues. Cost of revenues for HealthStream Research increased approximately $361,000 to $9.4 million and approximated 48.8% and 48.2% of revenues for 2009 and 2008, respectively. The increase in cost of revenues for HealthStream Research is primarily a result of the costs associated with increased survey volumes for our patient survey category compared to the prior year. Cost of revenues as a percentage of revenues for HealthStream Research was impacted favorably by improved operating efficiencies compared to the prior year, but was offset by the effect of lower revenues from the employee and physician survey categories.
Product Development. Product development expenses increased approximately $615,000, or 10.9%, to $6.3 million for 2009 from $5.7 million for 2008. Product development expenses as a percentage of revenues were 11.0% of revenues for both 2009 and 2008.
Product development expenses for HealthStream Learning increased approximately $597,000 and approximated 13.7% and 14.1% of revenues for 2009 and 2008, respectively. This expense increase resulted from additional personnel expenses associated with both maintenance and support of our learning platform products and product portfolio management. Product development expenses for HealthStream Research increased approximately $19,000, and approximated 5.5% of revenues for both 2009 and 2008.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $110,000, or 1.0%, and approximated $10.9 million for 2009 compared to $10.8 million for 2008. Sales and marketing expenses approximated 19.0% and 21.0% of revenues for 2009 and 2008, respectively. The decrease as a percentage of revenues is due to the overall growth in revenues over the prior year.
Sales and marketing expenses for HealthStream Learning increased $231,000 and approximated 19.2% and 21.6% of revenues for 2009 and 2008, respectively. This expense increase primarily resulted from increased sales personnel and commissions, but was partially offset by lower marketing expenses associated with our decision not to conduct our annual customer Summit during 2009, but rather defer the event until May 2010. Sales and marketing expenses for HealthStream Research decreased approximately $198,000, and approximated 17.3% and 18.8% of revenues for 2009 and 2008, respectively. This expense decrease resulted primarily from fewer sales and marketing personnel and related expenses when compared to the prior year. The unallocated corporate portion of sales and marketing increased $77,000 over the prior year due to additional personnel.
Other General and Administrative. Other general and administrative expenses increased approximately $425,000, or 5.2%, and approximated $8.6 million for 2009 compared to $8.2 million for 2008. Other general and administrative expenses as a percentage of revenues decreased to 14.9% for 2009 from 15.8% for 2008. The percentage decrease is primarily a result of the revenue increases mentioned above.
Other general and administrative expenses for HealthStream Learning increased $167,000 compared to the prior year, primarily due to employee bonuses and employee recruiting fees. Other general and administrative expenses for HealthStream Research decreased $28,000 compared to the prior year, but included expense increases associated with employee bonuses, employee recruiting fees, and bad debt expense, and were offset by lower consulting expenses. The unallocated corporate portion of other general and administrative expenses increased $286,000 compared to the prior year, and included expense increases associated with additional personnel and their related costs, employee bonuses, and fees for professional services, but was partially offset by lower stock based compensation expense, consulting expenses, facility costs, and employee recruiting fees.

Depreciation and Amortization. Depreciation and amortization increased approximately $317,000, or 6.6%, to $5.1 million for 2009 from $4.8 million for 2008. The increase resulted from depreciation expense associated with capital expenditures and amortization of capitalized software features. Amortization for HealthStream Learning increased $118,000, or 6.9%, and approximated 4.8% and 5.2% of revenues for 2009 and 2008, respectively. This expense increase is primarily associated with amortization of capitalized software feature enhancements. Amortization for HealthStream Research decreased $20,000, or 2.0%, and approximated 5.1% and 5.3% of revenues for 2009 and 2008, respectively. This expense decrease resulted from certain intangible assets reaching the end of their estimated useful life. The unallocated corporate portion increased approximately $219,000 associated with the depreciation of property and equipment.
Other Income (Expense), Net. Other income (expense), net decreased approximately $87,000 to an expense of $15,000 for 2009 from income of $72,000 for 2008. Interest income decreased $114,000 from the prior year period resulting from lower yield rates on cash and cash equivalents. Interest expense decreased $27,000 from the prior year period due to reductions in debt and capital lease balances.
Income Tax (Benefit) Provision. The Company recognized a deferred income tax benefit of approximately $9.1 million and $375,000 during 2009 and 2008, respectively, through a reversal of the valuation allowance, which was based on management’s conclusion that a portion of the Company’s deferred tax assets would more likely than not be realized. During 2009, the $9.1 million income tax benefit was partially offset by $226,000 of current income tax expense. During 2008, the $375,000 income tax benefit was partially offset by $74,000 of current income tax expense. Taxable income for both 2009 and 2008 was substantially offset by the Company’s net operating loss carryforwards.
Net Income. Net income was approximately $14.0 million, or $0.64 per diluted share, for the year ended December 31, 2009 up from $2.9 million, or $0.13 per diluted share for the year ended December 31, 2008. This increase was primarily the result of the $9.1 million, or $0.42 per diluted share, income tax benefit recognized during 2009 in addition to the changes in income from operations described above.
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
Revenues for HealthStream Learning increased approximately $5.4 million, or 19.6%, over 2007. Revenues from our Internet-based subscription learning products increased by $6.4 million, and were comprised of revenue increases from the HLC of $3.6 million and from courseware subscriptions and online training services of $2.8 million. Revenues from our Internet-based subscription products collectively increased 29% over the prior year due to an increase in the number of subscribers and more courseware consumption by subscribers. In addition, revenues associated with implementation, development, and consulting services increased $935,000 over the prior year. These increases in revenues were partially offset by a decline in revenues from live events, study guides, and association activities, which collectively declined $1.9 million compared to the prior year. Our Internet-based HLC subscriber base increased approximately 12% during 2008, from approximately 1,541,000 fully implemented subscribers at the end of 2007 to approximately 1,732,000 fully implemented subscribers at the end of 2008.
Revenues for HealthStream Research increased $2.3 million, or 13.8%, over 2007, primarily resulting from the impact of the March 2007 acquisition of TJO. TJO revenues during 2007, prior to our acquisition and not included in our results for 2007, approximated $2.6 million. The change in revenues was also impacted by the non-renewal of a significant contract during 2008, which accounted for approximately 4% of HealthStream Research revenues during 2007.
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
Other Income (Expense), Net. Other income (expense), net decreased approximately $154,000, or 68.1%, to $72,000 for 2008 from $226,000 for 2007. Interest income decreased $147,000 resulting from lower invested balances and lower yield rates during 2008. Interest expense increased $7,000 over the prior year associated with our promissory note.
Income Tax (Benefit) Provision. The Company recognized a deferred income tax benefit of approximately $375,000 and $2.0 million during 2008 and 2007, respectively, through a reversal of the valuation allowance, which was based on management’s conclusion that a portion of the Company’s deferred tax assets would more likely than not be realized. During 2008, the $375,000 income tax benefit was partially offset by $74,000 of current income tax expense. During 2007, the $2.0 million income tax benefit was partially offset by current income tax expense of $42,000. Taxable income for both 2008 and 2007 was substantially offset by the Company’s net operating loss carryforwards.
Net Income. Net income was approximately $2.9 million, or $0.13 per diluted share, for the year ended December 31, 2008 compared to $4.1 million, or $0.18 per diluted share, for the year ended December 31, 2007. This decrease was primarily the result of the $2.0 million income tax benefit recognized during 2007, offset by the changes in income from operations described above.

FINANCIAL OUTLOOK FOR 2010
The Company provides projections and other forward-looking information in this “Financial Outlook for 2010” section within MD&A. This section contains many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction in Part I of this Annual Report on Form 10-K above. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Item 1A, Risk Factors.
The Company expects that consolidated revenues for the full year 2010 will grow by 13 percent to 15 percent. We anticipate revenue growth in the Learning segment to be in the 14 percent to 16 percent range and the Research unit’s revenue to increase by approximately 10 percent to 12 percent.
We expect cost of revenues to grow in relation to the expected revenue growth, and to increase modestly as a percentage of revenues compared to 2009. We also anticipate that operating expenses, including product development, sales and marketing, depreciation and amortization and other general and administrative expense will grow in the range between 11 percent and 13 percent when compared to the Company’s full year 2009 levels for these categories.
We anticipate that operating income will increase 10 percent to 17 percent for the full year of 2010 versus our 2009 results.
Because of the release of substantially all of the remaining balance in our income tax valuation allowance during the fourth quarter of 2009, we expect that the effective income tax rate applied, in accordance with GAAP, to pre-tax income will range between 40 percent and 42 percent. For tax return purposes, we will continue to utilize our federal and state net operating loss carryforwards of approximately $32 million and $26 million, respectively, to substantially offset our income tax liabilities. This will result in lower cash payments for income taxes compared to the amount of income tax expense we expect to record in accordance with GAAP.
We expect that capital expenditures, including hardware, software and capitalized software development for new features, enhancements and content development will range between approximately $3.0 to $4.0 million in 2010.
SELECTED QUARTERLY OPERATING RESULTS
The following tables set forth selected statements of income data for the eight quarters ended December 31, 2009 both in absolute dollars and as a percentage of total revenues. The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.
Factors Affecting Quarterly Operating Results
Revenues from our subscription products are recognized ratably over the subscription term. Survey and research revenues are impacted by seasonal factors resulting from the volume, timing, and frequency of survey cycles. During the fourth quarter of 2009 we recognized substantially all of our deferred tax assets, resulting in an income tax benefit of approximately $9.1 million. During the fourth quarter of 2008, we recognized a portion of our deferred tax assets, resulting in an income tax benefit of approximately $375,000. During the second quarter of 2009, we corrected an accounting error associated with improperly expensing $105,000 of software development costs incurred during the first quarter of 2009. The error correction resulted in a reduction of product development expenses and an increase to net income during the second quarter of 2009, but does not have an effect on net income for the year ended December 31, 2009. In addition, our expense for compensated absences may fluctuate from quarter to quarter, depending on vesting and utilization by our employees.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
		(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$13,619	$14,584	$14,105	$15,090
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	5,268	5,228	5,408	5,440
Product development	1,534	1,448	1,620	1,683
Sales and marketing	2,714	2,602	2,625	2,990
Other general and administrative expenses	1,901	2,194	2,068	2,414
Depreciation and amortization	1,266	1,250	1,305	1,318

Total operating costs and expenses	12,683	12,722	13,026	13,845
Income from operations	936	1,862	1,079	1,245
Other income (expense), net	(1)	(2)	(9)	(3)

Income before income taxes	935	1,860	1,070	1,242
Income tax provision (benefit)	57	132	47	(9,102)

Net income	$878	$1,728	$1,023	$10,344

Net income per share (1):
Basic	$0.04	$0.08	$0.05	$0.48

Diluted	$0.04	$0.08	$0.05	$0.47

Weighted average shares of common stock outstanding:
Basic	21,382	21,382	21,464	21,601

Diluted	21,567	21,626	21,932	22,227

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
		(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$11,422	$13,013	$13,662	$13,503
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	4,528	4,863	5,153	5,110
Product development	1,284	1,330	1,531	1,524
Sales and marketing	2,552	2,694	3,122	2,452
Other general and administrative expenses	1,767	2,193	2,090	2,102
Depreciation and amortization	1,246	1,209	1,175	1,193

Total operating costs and expenses	11,377	12,289	13,071	12,381
Income from operations	45	724	591	1,122
Other income (expense), net	22	23	18	9

Income before income taxes	67	747	609	1,131
Income tax provision (benefit)	—	8	—	(309)

Net income	$67	$739	$609	$1,440

Net income per share (1):
Basic	$0.00	$0.03	$0.03	$0.07

Diluted	$0.00	$0.03	$0.03	$0.07

Weighted average shares of common stock outstanding:
Basic	22,087	21,961	21,407	21,374

Diluted	22,727	22,578	21,910	21,601

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
		(% of Revenues)
STATEMENT OF INCOME DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	38.7	35.9	38.3	36.0
Product development	11.3	9.9	11.4	11.2
Sales and marketing	19.9	17.8	18.6	19.8
Other general and administrative expenses	14.0	15.0	14.7	16.0
Depreciation and amortization	9.3	8.6	9.3	8.7

Total operating costs and expenses	93.2	87.2	92.3	91.7
Income from operations	6.8	12.8	7.7	8.3
Other income (expense), net	0.0	0.0	(0.1)	0.0

Income before income taxes	6.8	12.8	7.6	8.3
Income tax provision (benefit)	0.4	0.9	0.3	(60.3)

Net income	6.4	11.9	7.3	68.6

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
		(% of Revenues)
STATEMENT OF INCOME DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	39.6	37.4	37.7	37.8
Product development	11.3	10.2	11.2	11.3
Sales and marketing	22.3	20.7	22.8	18.2
Other general and administrative expenses	15.5	16.9	15.3	15.6
Depreciation and amortization	10.9	9.3	8.6	8.8

Total operating costs and expenses	99.6	94.4	95.7	91.7
Income from operations	0.4	5.6	4.3	8.3
Other income (expense), net	0.2	0.2	0.1	0.1

Income before income taxes	0.6	5.8	4.4	8.4
Income tax provision (benefit)	0.0	0.1	0.0	(2.3)

Net income	0.6	5.7	4.4	10.7

(1)	— Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the full year.
Liquidity and Capital Resources
Net cash provided by operating activities was approximately $11.6 million during 2009 compared to $6.0 million during 2008. Our primary sources of cash were generated from receipts from the sales of our products and services. The number of days sales outstanding (DSO) was 57 days for 2009 compared to 60 days for 2008. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The primary uses of cash to fund our operations include personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses, as well as payments associated with content development.
Net cash used in investing activities was approximately $3.1 million for 2009, compared to $2.1 million during 2008. During 2009, we purchased $1.8 million of property and equipment, and spent $1.3 million for software feature enhancements. During 2008, we purchased $1.1 million of property and equipment, and spent $980,000 for software feature enhancements. Software feature enhancement costs during both 2009 and 2008 were associated with enhancements to our survey administration platform and other new products. Hardware and software spending during 2009 and 2008 supported our Internet-based product infrastructure and other operational requirements.
Net cash used in financing activities was approximately $319,000 for 2009, compared to $3.4 million during 2008. The primary uses of cash during 2009 included $724,000 of payments under the promissory note. The primary source of cash for 2009 included $425,000 in proceeds associated with the issuance of common stock upon the exercise of employee stock options. The primary uses of cash during 2008 included $2.9 million associated with a share repurchase plan and $707,000 of payments under the promissory note. The sources of cash for 2008 included $211,000 in proceeds associated with the issuance of common stock upon the exercise of employee stock options and $131,000 from our Employee Stock Purchase Plan which we terminated in February 2009.
Our revenues increased and our operating income improved over the prior year period, and our balance sheet reflects positive working capital of $10.7 million at December 31, 2009 compared to $1.1 million at December 31, 2008. The improvement in working capital is primarily associated with increases in cash and cash equivalents resulting from the net cash provided by operating activities mentioned above. Current assets increased approximately $13.0 million during 2009 primarily due to increases in cash balances, accounts receivable, and deferred tax assets, while current liabilities increased approximately $3.5 million during 2009 resulting primarily from increases in deferred revenue, accrued liabilities, and accrued compensation. As of December 31, 2009, our primary source of liquidity was $12.3 million of cash and cash equivalents, and related interest receivable. The Company also has a $15.0 million revolving credit facility loan agreement, all of which was available at December 31, 2009.
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

Commitments and Contingencies
We expect that our capital expenditures, software feature enhancements, and content purchases will range between $3.0 and $4.0 million in 2010. We expect to fund these capital expenditures with existing cash and investments and from cash generated from operations, and if necessary from our revolving credit facility. From January 1 through February 28, 2010, we had capital expenditures of approximately $500,000, primarily related to hardware, software, content, and software feature enhancements.
Our strategic alliances have typically provided for payments to content partners based on revenues and development partners and other parties based on services rendered. We expect to continue similar arrangements in the future. We have commitments under capital lease obligations for computer hardware and operating lease commitments for our operating facilities in Nashville, Tennessee, Laurel, Maryland, and Franklin, Tennessee. We are currently evaluating options to either renew our existing lease or relocate to a new location in Nashville, Tennessee. We also have scheduled monthly payments due under a promissory note through May 2010.
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
In May 2009, the FASB issued guidance which established standards for accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued. This guidance was effective for interim and annual periods ending after June 15, 2009. The FASB amended this guidance in February 2010. Adoption of this guidance did not have a material impact on our consolidated financial statements. We evaluated subsequent events occurring through the date our financial statements were issued.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2009, our outstanding indebtedness included a promissory note of approximately $307,000 and approximately $13,000 of capital lease obligations. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 190 or 220 basis points determined in accordance with a pricing grid, but has a minimum interest rate of not less than three percent. We are also exposed to market risk with respect to our cash balances. At December 31, 2009, the Company had cash and cash equivalents, and related interest receivable totaling approximately $12.3 million. Current investment rates of return approximate 0.10%. Assuming a 0.10% rate of return on $12.3 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $1,200.
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
We have audited the accompanying consolidated balance sheets of HealthStream, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 25, 2010

HEALTHSTREAM, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,287,059	$4,106,612
Restricted cash	65,855	17,128
Accounts receivable, net of allowance for doubtful accounts of $140,559 and $106,542 at December 31, 2009 and 2008, respectively	9,577,409	8,303,212
Accounts receivable — unbilled	1,638,326	1,669,356
Deferred tax assets, current	2,830,477	356,987
Prepaid royalties, net of amortization	2,084,154	995,493
Prepaid development fees, net of amortization	419,189	375,866
Other prepaid expenses and other current assets	988,390	1,038,116

Total current assets	29,890,859	16,862,770
Property and equipment:
Equipment	14,121,140	12,651,227
Leasehold improvements	2,004,822	1,990,532
Furniture and fixtures	1,689,350	1,579,592

	17,815,312	16,221,351
Less accumulated depreciation and amortization	(14,881,423)	(12,746,487)

	2,933,889	3,474,864

Capitalized software feature enhancements, net of accumulated amortization of $3,993,689 and $2,500,017 at December 31, 2009 and 2008, respectively	4,181,858	4,392,780
Goodwill	21,146,864	21,146,864
Intangible assets, net of accumulated amortization of $7,096,196 and $6,149,321 at December 31, 2009 and 2008, respectively	3,790,946	4,737,821
Deferred tax assets, noncurrent	8,626,400	2,008,342
Other assets	431,464	173,441

Total assets	$71,002,280	$52,796,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,552,101	$1,386,771
Accrued liabilities	3,322,794	2,556,102
Accrued compensation and related expenses	1,401,604	477,277
Commercial support liabilities	350,792	347,234
Deferred revenue	12,233,876	10,202,309
Current portion of long term debt	306,942	724,095
Current portion of capital lease obligations	8,905	20,592

Total current liabilities	19,177,014	15,714,380

Long term debt, less current portion	—	306,942
Capital lease obligations, less current portion	4,362	12,778
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,623,350 and 21,382,055 shares issued and outstanding at December 31, 2009 and 2008, respectively	96,406,765	95,320,889
Accumulated deficit	(44,585,861)	(58,558,107)

Total shareholders’ equity	51,820,904	36,762,782

Total liabilities and shareholders’ equity	$71,002,280	$52,796,882

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2009	2008	2007
Revenues, net	$57,398,230	$51,599,543	$43,949,264
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	21,343,451	19,653,450	16,162,505
Product development	6,285,305	5,669,954	4,307,738
Sales and marketing	10,930,233	10,820,062	9,212,405
Other general and administrative expenses	8,577,488	8,152,291	7,848,058
Depreciation and amortization	5,139,475	4,822,268	4,503,180

Total operating costs and expenses	52,275,952	49,118,025	42,033,886

Income from operations	5,122,278	2,481,518	1,915,378
Other income (expense):
Interest and other income	25,471	139,801	286,930
Interest and other expense	(40,695)	(67,613)	(60,595)

Total other income (expense), net	(15,224)	72,188	226,335
Income before income taxes	5,107,054	2,553,706	2,141,713
Income tax (benefit)	(8,865,192)	(301,089)	(1,945,496)

Net income	$13,972,246	$2,854,795	$4,087,209

Net income per share:
Basic	$0.65	$0.13	$0.19

Diluted	$0.64	$0.13	$0.18

Weighted average shares of common stock outstanding:
Basic	21,457,517	21,707,364	21,998,845

Diluted	21,838,040	22,204,314	22,700,996

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2006	21,928,687	$95,134,550	$(65,500,111)	$29,634,439
Net income	—	—	4,087,209	4,087,209
Stock based compensation	—	742,344	—	742,344
Exercise of stock options	123,697	248,517	—	248,517
Issuance of common stock to Employee Stock Purchase Plan	37,685	121,723	—	121,723
Issuance of common stock in connection with acquisition	252,616	960,170	—	960,170
Repurchase of common stock	(27,200)	(80,784)	—	(80,784)

Balance at December 31, 2007	22,315,485	97,126,520	(61,412,902)	35,713,618
Net income	—	—	2,854,795	2,854,795
Stock based compensation	—	771,560	—	771,560
Exercise of stock options	106,162	210,928	—	210,928
Issuance of common stock to Employee Stock Purchase Plan	53,108	130,911	—	130,911
Repurchase of common stock	(1,092,700)	(2,919,030)	—	(2,919,030)

Balance at December 31, 2008	21,382,055	95,320,889	(58,558,107)	36,762,782
Net income	—	—	13,972,246	13,972,246
Stock based compensation	—	660,522	—	660,522
Exercise of stock options	241,295	425,354	—	425,354

Balance at December 31, 2009	21,623,350	$96,406,765	$(44,585,861)	$51,820,904

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$13,972,246	$2,854,795	$4,087,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,139,475	4,822,268	4,503,180
Income tax benefit from recognition of deferred tax assets	(9,091,548)	(375,467)	(1,989,862)
Stock based compensation expense	660,522	771,560	742,344
Provision for doubtful accounts	150,000	130,000	30,000
Realized loss on disposal of property and equipment	3,974	15,933	844
Changes in operating assets and liabilities, excluding effects of acquisition:
Restricted cash	(48,727)	(3,624)	251,210
Accounts and unbilled receivables	(1,393,167)	(383,277)	(110,661)
Prepaid royalties	(1,088,661)	(677,930)	(101,116)
Prepaid development fees	(196,286)	(88,594)	(642,297)
Other prepaid expenses and other current assets	49,726	(361,456)	(82,262)
Other assets	129,894	186,773	371,562
Accounts payable	165,330	(428,901)	125,812
Accrued liabilities and accrued compensation and related expenses	1,081,435	(1,211,005)	(253,823)
Commercial support liabilities	3,558	82,184	(50,160)
Deferred revenue	2,031,567	709,339	223,310

Net cash provided by operating activities	11,569,338	6,042,598	7,105,290

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(9,194)	(11,814,274)
Proceeds from maturities and sale of investments in marketable securities	—	—	2,500,000
Purchases of investments in marketable securities	—	—	(800,000)
Payments associated with capitalized software feature enhancements	(1,282,750)	(980,433)	(2,566,438)
Purchases of property and equipment	(1,787,297)	(1,138,598)	(1,264,565)

Net cash used in investing activities	(3,070,047)	(2,128,224)	(13,945,277)

FINANCING ACTIVITIES:
Issuance of common stock to Employee Stock Purchase Plan	—	130,911	121,723
Proceeds from exercise of stock options	425,354	210,928	248,517
Repurchase of common stock	—	(2,919,030)	(80,784)
Payments on capital lease obligations	(20,103)	(123,219)	(171,675)
Payments on long-term debt	(724,095)	(706,698)	(404,228)
Borrowings under revolving credit facility	—	—	(1,500,000)
Payments under revolving credit facility	—	—	1,500,000

Net cash used in financing activities	(318,844)	(3,407,108)	(286,447)

Net increase (decrease) in cash and cash equivalents	8,180,447	507,266	(7,126,434)
Cash and cash equivalents at beginning of period	4,106,612	3,599,346	10,725,780

Cash and cash equivalents at end of period	$12,287,059	$4,106,612	$3,599,346

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$43,689	$60,235	$59,398

Income taxes paid	$145,835	$46,860	$43,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of content rights in exchange for future services	$665,000	$—	$191,667

Issuance of common stock in connection with acquisitions	$—	$—	$960,170

Purchase of property and equipment through issuance of long term debt	$—	$—	$2,141,963

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
Recognition of Revenue
Revenues are derived from providing services through our Internet-based learning products, provision of survey and research services, courseware subscriptions, professional services, content maintenance, live event development, custom courseware development and other education and training services.
We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, prices are fixed or determinable, services and products are provided to the customer and collectability is probable or reasonably assured.
Revenue recognized from software and other arrangements is allocated to each element of the arrangement based on the relative fair values of the elements. While elements include software products and post contract customer support, the fair value of each element is based on objective evidence specific to the vendor. If fair value cannot be determined for each element of the arrangement, all revenue from the arrangement is deferred until fair value can be determined or until all elements of the arrangement are delivered and customer acceptance has occurred. Sales of our Internet-based learning products include customer support, implementation services, and training; therefore all revenues are deferred until the Internet-based learning product is implemented, at which time revenues are recognized ratably over the subscription service period. In the event that circumstances occur, which give rise to uncertainty regarding the collectibility of contracted amounts, revenue recognition is suspended until such uncertainty is resolved. Fees for these services are billed on either a monthly, quarterly, or annual basis.
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
Revenues derived from live event development services are recognized using the proportional performance method based on the completion of performance milestones. Revenues from professional services, content maintenance, and custom courseware development services are recognized using a percentage of completion method based on labor hours, which correspond to the completion of performance milestones and deliverables. All other revenues are recognized as the related services are performed or products are delivered. Fees for these services are generally billed at project initiation and upon completion of various milestones.

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
Cash and Cash Equivalents
The Company considers cash and cash equivalents to be unrestricted, highly liquid investments with initial maturities of less than three months.
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
Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense were as follows:

	Allowance Balance at	Charged to Costs and		Allowance Balance at
	Beginning of Period	Expenses	Write-offs	End of Period
Year ended December 31,
2009	$106,542	$150,000	$115,983	$140,559
2008	$72,895	$130,000	$96,353	$106,542
2007	$112,234	$30,000	$69,339	$72,895

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Capitalized Software Feature Enhancements
Capitalized software feature enhancements are stated on the basis of cost, and are presented net of accumulated amortization. The Company capitalizes costs incurred during the software development phase for projects when such costs are material. These assets are amortized using the straight-line method, generally over one to four years. The Company capitalized approximately $1.3 million and $1.0 million during 2009 and 2008, respectively. Maintenance and operating costs are expensed as incurred. As of December 31, 2009 and 2008, there were no capitalized internal development costs for computer software developed for resale.
Property and Equipment
Property and equipment are stated on the basis of cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives, except for assets under capital leases and leasehold improvements, which are amortized over the shorter of the estimated useful life or their respective lease term. Depreciation and amortization of property and equipment totaled $2,324,297 and $2,104,746 for the years ended December 31, 2009 and 2008, respectively.

Years
Furniture and fixtures	5-10
Equipment	3-5
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over fair value of net tangible assets acquired. The Company measures goodwill for impairment at the reporting unit level using both income and market based models to determine the fair value of the reporting units. The Company will perform its goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter each year.
Intangible assets acquired through acquisitions are comprised of content, contract rights, customer relationships, non-competition agreements and favorable lease rights. As of December 31, 2009 intangible assets with remaining unamortized balances include contract rights, customer relationships and non-competition agreements recorded in connection with the acquisitions of The Jackson Organization, Research Consultants, Inc. (TJO) and Data Management and Research, Inc. (DMR). Intangible assets are considered to have definite useful lives and are being amortized on a straight line basis over the expected periods to be benefited, generally three to five years for content, two to eight years for contract rights, customer lists and customer relationships, six months to four years for non-competition agreements, and over the lease term for favorable lease rights. The weighted average amortization period for definite lived intangible assets as of December 31, 2009 is 7.7 years. Intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable. There were no impairments identified or recorded for the years ended December 31, 2009, 2008, or 2007.
Long-Lived Assets
Long-lived assets to be held for use are reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate that an impairment of long-lived assets held for use are present. The Company measures any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates the carrying value of long-lived assets, including property and equipment, capitalized software feature enhancements, other assets and intangible assets. There were no impairments identified or recorded for the years ended December 31, 2009, 2008, or 2007.
Other Assets
Other assets are comprised of the long-term portion of content development fees and other assets of a long-term nature.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Income Taxes
Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of December 31, 2009, the Company has established a valuation allowance of $1.1 million for the portion of its net deferred tax assets that are not more likely than not expected to be realized.
The Company accounts for income tax uncertainties using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit to be recognized in the financial statements. The Company expenses any penalties or interest associated with tax obligations as general and administrative expenses and interest expense, respectively.
Commercial Support Liabilities
Commercial support liabilities represent grant funds received from entities supporting educational activities, in which we are the accredited provider. The funds are unrestricted, and are primarily used to pay for expenses associated with conducting the activities.
Accrual for Service Credits
The Company maintains an accrual for service credits that may occur from our Internet-based learning products. The accrual is estimated using management’s judgment and analysis of potential risk of loss associated with downtime, system performance, or other contractual obligations associated with our hosted applications. At December 31, 2009, and 2008, the accrual for service credits balance was approximately $318,000 and $345,000, respectively, and is included on the accompanying consolidated balance sheets under the caption “accrued liabilities.”
Advertising
The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2009, 2008, and 2007 was approximately $137,000, $284,000, and $226,000, respectively.
Shipping and Handling Costs
Shipping and handling costs that are associated with our products and services are included in cost of revenues.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Product Development Costs
Product development costs include internal and external costs to develop and convert content for our Internet-based learning products. We capitalize the cost of content developed by third parties where the life expectancy is greater than one year and the anticipated cash flows from such content is expected to exceed its cost. The Company capitalized approximately $84,000 and $75,000 of content development costs during 2009 and 2008, respectively. Capitalized content development costs are included in the accompanying consolidated balance sheets under the captions “prepaid development fees” and “other assets.” We amortize content development over its expected life, which is generally one to three years. Content development costs that have been capitalized are subject to a periodic impairment review in accordance with our policy. The Company did not capitalize any internal web site development costs during 2009 or 2008, since the costs incurred were related to planning or operation of such products and sites.
Net Income Per Share
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share to the extent these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on diluted net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2009, 2008, and 2007.
Concentrations of Credit Risk and Significant Customers
The Company places its temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits.
The Company sells its products and services to various companies in the healthcare industry that are located in the United States. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from customers. The Company did not have any single customer representing over 10% of net revenues during 2009, 2008, or 2007.
Stock Based Compensation
As of December 31, 2009, the Company maintained one stock based compensation plan, which is described in Note 10. The Company accounts for its stock based compensation plan using the fair-value based method for costs related to share-based payments, including stock options. The Company uses the Black Scholes option pricing model for calculating the fair value of awards issued under its stock based compensation plan. Stock based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period.
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
In May 2009, the FASB issued guidance which established standards for accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued. This guidance was effective for interim and annual periods ending after June 15, 2009. The FASB amended this guidance in February 2010. Adoption of this guidance did not have a material impact on our consolidated financial statements. We evaluated subsequent events occurring through the date our financial statements were issued.
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

3. SHAREHOLDERS’ EQUITY
Common Stock
The Company is authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of December 31, 2009 and 2008 was 21,623,350 and 21,382,055, respectively. During September 2007, our Board of Directors authorized the Company to purchase up to $3.0 million of its common stock over a one year period. During 2008, we completed the stock repurchase plan resulting in a cumulative total of 1,119,900 shares purchased at an average price of $2.68 per share.
Preferred Stock
The Company is authorized to issue up to 10 million shares of preferred stock in one or more series, having the relative voting powers, designations, preferences, rights and qualifications, limitations or restrictions, and other terms as the Board of Directors may fix in providing for the issuance of such series, without any vote or action of the shareholders. During 2000, all outstanding shares of preferred stock were converted into common stock in connection with our initial public offering (IPO). There have been no shares of preferred stock outstanding since our IPO.
Warrants
In connection with a distribution agreement we entered into during 1999, we provided a business partner with a warrant to purchase 245,032 shares of our common stock at $4.06 per share. The warrant expired in June 2009, and no portion of the stock warrant was exercised.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net income	$13,972,246	$2,854,795	$4,087,209

Denominator:
Weighted-average shares outstanding:
Basic	21,457,417	21,707,364	21,998,845
Employee stock options and escrowed shares	380,623	496,950	702,151

Diluted	21,838,040	22,204,314	22,700,996

Net income per share:
Basic	$0.65	$0.13	$0.19

Diluted	$0.64	$0.13	$0.18

For the years ended December 31, 2009, 2008, and 2007, the calculation of weighted average and equivalent shares excluded options and warrants that were anti-dilutive. The equivalent common shares related to such options and warrants were 1,478,664 in 2009, 1,913,082 in 2008, and 1,915,641 in 2007.
5. GOODWILL
Goodwill is tested for impairment at least annually using a fair value method. The Company tests goodwill for impairment using both income and market based models. The technique used to determine the fair value of our reporting units is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges, which could adversely impact our operating results for the period in which such a determination is made. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists. During the annual impairment evaluation in the fourth quarter of 2009 and 2008, the results of our goodwill impairment analysis indicated the fair value of our reporting units exceeded their carrying values. Therefore no impairment existed at December 31, 2009 and 2008.
Goodwill for HealthStream Learning totaled $3,306,688 at December 31, 2009 and 2008, and goodwill for HealthStream Research totaled $17,840,176 at December 31, 2009 and 2008. There were no changes in the carrying amount of goodwill during the years ended December 31, 2009 and 2008. On January 1, 2002, upon the adoption of FASB guidance for goodwill and other intangible assets, we recorded a $5.0 million goodwill impairment charge for HealthStream Learning.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. INTANGIBLE ASSETS
All intangible assets are considered to have finite useful lives. Customer related intangible assets include contract rights, customer lists, and customer relationships associated with our acquisitions of DMR and TJO. Other intangible assets include non-competition agreements associated with the same acquired entities. The intangibles are being amortized over their estimated useful lives, ranging from one to eight years. Amortization of intangible assets was approximately $947,000, $967,000, and $926,000, for the years ended December 31, 2009, 2008 and 2007, respectively.
Identifiable intangible assets are comprised of the following:

	As of December 31, 2009			As of December 31, 2008
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Customer related	$9,915,000	$(6,213,974)	$3,701,026	$9,915,000	$(5,342,099)	$4,572,901
Other	972,142	(882,222)	89,920	972,142	(807,222)	164,920

Total	$10,887,142	$(7,096,196)	$3,790,946	$10,887,142	$(6,149,321)	$4,737,821

Estimated amortization expense for the years ending December 31, is as follows:

2010	$946,875
2011	886,794
2012	871,875
2013	549,632
2014	446,875
Thereafter	88,895

Total	$3,790,946

7. CONTENT RIGHTS AND DEFERRED SERVICE CREDITS
During 2009, the Company entered into a renewal agreement with a customer in which we were provided continued rights to distribute and resell courseware owned by them. In exchange for the receipt of an exclusive license to distribute and resell this courseware, the Company provided the customer with service credits that can be exchanged for future purchases of our products and services. The value assigned to the content rights and the deferred service credits was $665,000, which represented the estimated fair value of the assets relinquished. The content rights are classified within prepaid development fees and other assets, and the deferred service credits are classified within accrued liabilities on our condensed consolidated balance sheet as of December 31, 2009.
These exchangeable service credits will be issued annually through December 31, 2011, and will expire twenty-four months after issuance. Any unused credits will be forfeited upon expiration. During the year ended December 31, 2009, we issued exchangeable service credits of $465,000 in accordance with this agreement, and are obligated to issue remaining service credits of $100,000 per year in both 2010 and 2011. The content rights are being amortized on a straight-line basis through December 31, 2012. Revenues for products or services provided in exchange for these service credits will be recognized in accordance with our revenue recognition policies.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. BUSINESS SEGMENTS
The Company provides services to healthcare organizations, pharmaceutical and medical device companies, and other members within the healthcare industry. These services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). HealthStream Learning products and services include our Internet-based HealthStream Learning Center®, authoring tools, courseware subscriptions, online training and content development, online sales training courses, live events, HospitalDirect® and other products focused on education and training to serve professionals that work within healthcare organizations.
The following is our business segment information as of and for the years ended December 31, 2009, 2008 and 2007. The Company measures segment performance based on operating income (loss) before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, as well as depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance.

	Year ended December 31, 2009
	Learning	Research	Unallocated	Consolidated
Revenues, net	$38,153,924	$19,244,306	$—	$57,398,230
Cost of revenues (excluding depreciation and amortization)	11,945,931	9,397,520	—	21,343,451
Product development	5,231,410	1,053,895	—	6,285,305
Sales and marketing	7,318,205	3,324,589	287,439	10,930,233
Other general and administrative	1,784,121	1,862,433	4,930,934	8,577,488
Depreciation and amortization	1,832,542	982,636	2,324,297	5,139,475

Segment income (loss) from operations	$10,041,715	$2,623,233	$(7,542,670)	$5,122,278

*Segment assets	$18,185,466	$26,209,873	$26,606,941	$71,002,280

Purchases of property and equipment	$1,131,642	$168,055	$487,600	$1,787,297

Payments associated with capitalized software feature enhancements	$783,786	$498,964	$—	$1,282,750

	Year ended December 31, 2008
	Learning	Research	Unallocated	Consolidated
Revenues, net	$32,831,640	$18,767,903	$—	$51,599,543
Cost of revenues (excluding depreciation and amortization)	10,616,573	9,036,877	—	19,653,450
Product development	4,634,664	1,035,290	—	5,669,954
Sales and marketing	7,087,094	3,522,928	210,040	10,820,062
Other general and administrative	1,617,432	1,889,971	4,644,888	8,152,291
Depreciation and amortization	1,714,119	1,002,527	2,105,622	4,822,268

Segment income (loss) from operations	$7,161,758	$2,280,310	$(6,960,560)	$2,481,518

*Segment assets	$16,027,451	$27,018,000	$9,751,430	$52,796,882

Purchases of property and equipment	$594,816	$118,328	$425,454	$1,138,598

Payments associated with capitalized software feature enhancements	$513,540	$466,893	$—	$980,433

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. BUSINESS SEGMENTS (continued)

	Year ended December 31, 2007
	Learning	Research	Unallocated	Consolidated
Revenues, net	$27,461,507	$16,487,757	$—	$43,949,264
Cost of revenues (excluding depreciation and amortization)	9,272,559	6,889,946	—	16,162,505
Product development	3,668,651	515,605	123,482	4,307,738
Sales and marketing	6,362,109	2,735,565	114,731	9,212,405
Other general and administrative	1,095,217	2,364,937	4,387,904	7,848,058
Depreciation and amortization	1,627,564	926,393	1,949,223	4,503,180

Segment income (loss) from operations	$5,435,407	$3,055,311	$(6,575,340)	$1,915,378

*Segment assets	$17,270,540	$26,284,097	$9,806,820	$53,361,457

Purchases of property and equipment	$807,450	$46,702	$410,413	$1,264,565

Payments associated with capitalized software feature enhancements	$2,460,254	$106,184	$—	$2,566,438

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software feature enhancements, certain property and equipment, and intangible assets. Cash and cash equivalents are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.
9. INCOME TAXES
The (benefit) provision for income taxes is comprised of:

	Year Ended December 31,
	2009	2008	2007
Current federal	$116,401	$19,450	$44,366
Current state	109,955	54,928	—
Deferred federal	(8,134,543)	(335,944)	(1,780,403)
Deferred state	(957,005)	(39,523)	(209,459)

(Benefit) provision for income taxes	$(8,865,192)	$(301,089)	$(1,945,496)

The (benefit) provision for income taxes differs from the amounts computed by applying the federal statutory rate of 34% to the income before income taxes as follows:

	Year Ended December 31,
	2009	2008	2007
Federal tax provision at the statutory rate	$1,736,259	$868,360	$728,176
State income tax provision, net of federal benefit	202,223	135,883	113,081
Difference related to warrants	—	—	943,018
Other	229,484	335,641	197,989
Decrease in valuation allowance	(11,033,158)	(1,640,973)	(3,927,760)

(Benefit) provision for income taxes	$(8,865,192)	$(301,089)	$(1,945,496)

As of December 31, 2009, the Company concluded that substantially all of its deferred tax assets would more likely than not be realized. The recognition of these assets was recorded in our statements of income as a deferred income tax benefit of $9,091,548, $375,467, and $1,989,862 for the years ended December 31, 2009, 2008, and 2007, respectively. At December 31, 2009, a valuation allowance of $1,093,699 exists for the remaining portion of deferred tax assets, which are comprised of the portion of our net operating loss carryforwards attributable to the exercises of stock options. Any future reductions of the valuation allowance associated with this deferred tax asset would be recognized as an increase to common stock.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. INCOME TAXES (continued)
As of December 31, 2009, the Company had federal and state net operating loss carryforwards of $32,356,445 and $25,997,138, respectively. These loss carryforwards will expire in years 2012 through 2024. As of December 31, 2009, $2,878,155 of the net operating loss carryforwards is attributable to the exercise of stock options, and if realized, the tax benefit will be recorded as an increase to common stock. The net operating loss carryforwards are subject to annual limitations under Internal Revenue Code Section 382. The annual limitations could result in the expiration of a portion of our net operating loss and tax credit carryforwards before they are fully utilized.
The Company has research and development tax credit carryforwards of $285,787 that expire in varying amounts through 2024. As of December 31, 2009, the Company has alternative minimum tax credit carryforwards of $215,057 that are available to offset future regular tax liabilities and they do not expire. Federal income tax payments of $95,000, $5,300, and $43,000, were made during the years ended December 31, 2009, 2008, and 2007, respectively. State income tax payments of $50,835, $41,560, and $-0- were made during the years ended December 31, 2009, 2008, and 2007, respectively.
As of December 31, 2009 and 2008, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years through 2009, subject to the statute of limitations. The Company has no income tax examinations in process.
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	December 31,
	2009	2008
Current deferred tax assets:
Allowance for doubtful accounts	$53,412	$40,486
Accrued liabilities	707,050	388,332
Net operating loss carryforwards	2,320,194	1,171,087

	3,080,656	1,599,905
Less: Valuation allowance	(250,179)	(1,242,918)

Net Current deferred tax assets	$2,830,477	$356,987

Noncurrent deferred tax assets:
Depreciation	$301,388	$30,387
Deductible goodwill	—	72,437
Difference related to warrants	—	284,370
Research and development credits	285,787	285,787
Stock based compensation	154,430	158,922
Alternative minimum tax credits	215,057	104,144
Net operating loss carryforwards	9,721,833	13,071,557

	10,678,495	14,007,604
Less: Valuation allowance	(843,520)	(10,883,939)

Net Noncurrent deferred tax assets	$9,834,975	$3,123,665

Noncurrent deferred tax liabilities:
Deductible goodwill	$291,565	$—
Nondeductible intangible assets	917,010	1,115,323

Total Noncurrent deferred tax liabilities	$1,208,575	$1,115,323

Net Noncurrent deferred tax asset	$8,626,400	$2,008,342

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK BASED COMPENSATION
Total stock based compensation expense recorded for the years ended December 31, 2009, 2008, and 2007, which is recorded in our statements of income, is as follows:

	Years Ended December 31,
	2009	2008	2007
Cost of revenues (excluding depreciation and amortization)	$22,722	$45,479	$48,501
Product development	113,324	157,969	150,193
Sales and marketing	199,529	199,832	171,400
Other general and administrative	324,947	368,280	372,250

Total stock based compensation expense	$660,522	$771,560	$742,344

Stock Option Plan
The Company’s 2000 Stock Incentive Plan (the Plan) authorizes the grant of options or other forms of stock based compensation to employees, officers, directors and others, and such grants must be approved by the Compensation Committee of the Board of Directors. Options granted under the Plan have terms of no more than ten years, with certain restrictions. The Plan allows the Compensation Committee of the Board of Directors to determine the vesting period of each grant. The vesting period of the options granted ranges from immediate vesting (generally associated with our board of directors’ options) to annual vesting over four years, beginning one year after the grant date (generally for employee and officer options). As of December 31, 2009, 1,302,387 shares of unissued common stock remained reserved for future grants under the Plan, although the Plan expires in April 2010. The Company is submitting a new Stock Incentive Plan to shareholders as part of its 2010 proxy solicitation. The Company issues new shares of common stock when options are exercised.
The weighted average fair value of options granted was estimated using the Black-Scholes method. The ranges of assumptions used for these estimates include:

	2009	2008	2007
Risk-free interest rate	1.73 — 3.22%	2.63 — 3.56%	4.45 — 4.80%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	5 to 7	5 to 8	5 to 8
Expected forfeiture rate	0-20%	0-20%	0-30%
Volatility	60%	65%	75%
Risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the option grant having a term equivalent to the expected life of the option.
Expected dividend yield is zero because the Company has not made any dividend payments in its history and does not plan to pay dividends in the foreseeable future.
Expected life is the period of time the option is expected to remain outstanding, and is based on historical experience. The contractual option life ranges from eight to ten years. We estimate the expected life of options granted to members of management to be five years and seven to eight years for directors.
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
We amortize the fair value of all stock based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally is the vesting period.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. STOCK BASED COMPENSATION (continued)
A progression of activity and various other information relative to stock options for the year ended December 31, 2009 is presented in the table below.

		Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding — beginning of period	2,426,795	$2.85
Granted	289,000	2.13
Exercised	(241,295)	1.76
Expired	(3,750)	1.24
Forfeited	(5,000)	2.85

Outstanding — end of period	2,465,750	$2.87	$6,735,142

Exercisable at end of period	1,558,075	$2.90	$4,178,881

The aggregate intrinsic value in the table above represents the total difference between the Company’s closing stock price on December 31, 2009 (the last trading day of the year) of $3.95 and the option exercise price, multiplied by the number of in-the-money options as of December 31, 2009. As of December 31, 2009, total unrecognized compensation expense related to non-vested stock options was $913,492, net of estimated forfeitures, with a weighted average expense recognition period of 1.95 years. The weighted average remaining contractual term of options outstanding at December 31, 2009 was 4.5 years. Options exercisable at December 31, 2009 have a weighted average remaining contractual term of 3.5 years.
Other information relative to option activity during the years ended December 31, 2009, 2008, and 2007 is as follows:

	Year Ended December 31,
	2009	2008	2007
Weighted average grant date fair value of stock options granted	$1.17	$1.69	$2.46

Total fair value of stock options vested	$531,104	$629,528	$682,084

Total intrinsic value of stock options exercised	$547,628	$61,617	$144,826

Cash proceeds from exercise of stock options	$425,354	$210,928	$248,517

Employee Stock Purchase Plan
On February 9, 2009, the Company terminated the Employee Stock Purchase Plan (Purchase Plan) and deregistered the unsold and unissued shares remaining in the Purchase Plan. No shares were purchased under the plan during 2009. During 2008, 53,108 shares were purchased under the plan at $2.46 per share. The Company recognized a reduction of stock based compensation expense of $17,450 during the year ended December 31, 2009 associated with the termination of the Purchase Plan. During the year ended December 31, 2008, the Company recognized $24,855 of stock based compensation expense for the Purchase Plan.
11. EMPLOYEE BENEFIT PLAN
401(k) Plan
The Company has a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, not to exceed 20% of compensation, subject to IRS limitations. The Company has not provided matching contributions through December 31, 2009.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. DEBT
At December 31, 2009 and 2008, the Company had the following debt outstanding:

	December 31,
	2009	2008
Promissory Note	$306,942	$1,031,037
Less current portion	(306,942)	(724,095)

Long-term debt (net of current portion)	$-0-	$306,942

Promissory Note
During 2007, the Company financed the purchase of approximately $2.1 million in multi-year software licenses. As a result of this transaction, the Company entered into a promissory note loan agreement which is scheduled to be repaid in 36 payments due on a monthly basis beginning July 1, 2007. The promissory note bears interest at an annual rate of 2.32%, and is unsecured. The Company may not prepay the loan without consent from the lender, and if a prepayment request is granted by the lender, a prepayment fee may be assessed. As of December 31, 2009, the amount outstanding under this loan agreement was $306,942.
Principal payments for the remaining debt outstanding as of December 31, 2009 are scheduled to be paid during 2010.
Revolving Credit Facility
The Company maintains a Loan Agreement (the “Revolving Credit Facility”) with SunTrust Bank (“SunTrust”) in the aggregate principal amount of $15.0 million, which matures on July 21, 2011. The obligations under the revolving credit facility are guaranteed by each of the Company’s subsidiaries. The Company’s borrowings under the revolving credit facility bear interest at the 30-Day LIBOR Rate plus a margin of either 190 or 220 basis points determined in accordance with a pricing grid, but has a minimum interest rate of not less than three percent. Principal is payable in full on the maturity date. The Company is required to pay a commitment fee of 25 basis points per annum of the average daily unused portion of the revolving credit facility.
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
In addition, the revolving credit facility requires the Company to meet certain financial tests, including, without limitation:
•	a maximum total leverage ratio (consolidated debt/consolidated EBITDA) of 2.0 to 1.0;

•	funded debt to total capitalization may not exceed 40%; and

•	tangible net worth may not be less than $1.00
As of December 31, 2009, the Company believes it was in compliance with all covenants. There were no balances outstanding on the revolving credit facility as of December 31, 2009.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. LEASES
As of December 31, 2009, the Company leased office facilities in Nashville, TN, Laurel, MD, and Franklin, TN, under agreements that expire before or during June 2012. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. The Company accounts for these leases by recognizing rent expense on a straight-line basis and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The Company also leases certain office equipment under operating leases. Total rent expense under all operating leases was approximately $1,467,000, $1,502,000, and $1,410,000, for the years ended December 31, 2009, 2008, and 2007, respectively. The Company also leases office equipment from third parties which are accounted for as capital leases.
Future rental payment commitments at December 31, 2009 under capital and non-cancelable operating leases, with initial terms of one year or more, are as follows:

	Capital Leases	Operating Leases
2010	$9,634	$882,185
2011	4,494	582,721
2012	—	124,277
2013	—	—
2014	—	—

Total minimum lease payments	14,128	$1,589,183

Less amounts representing interest	(861)

Present value of minimum lease payments (including $8,905 classified as current)	$13,267

The carrying value of assets under capital leases, which are included with owned assets in the accompanying consolidated balance sheets, was $7,500 and $24,250 at December 31, 2009 and 2008, respectively. Amortization of the assets under the capital leases is included in depreciation expense on the accompanying consolidated statements of income.
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
15. SUBSEQUENT EVENTS
On February 23, 2010, our Board of Directors authorized us to purchase up to $4,000,000 of our common stock over a one year period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2009. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and for assessing the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information as to directors of the Company and corporate governance is incorporated by reference from the information contained in our proxy statement for the 2010 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”
Item 11. Executive Compensation
Incorporated by reference from the information contained in our proxy statement for the 2010 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information contained in our proxy statement for the 2010 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the information contained in our proxy statement for the 2010 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
Item 14. Principal Accounting Fees and Services
Incorporated by reference from the information contained in our proxy statement for the 2010 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits

Number	Description
2.1 (1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.2 (2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.

*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Reference is made to Exhibits 3.1 and 3.2.

*4.3	Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical Systems.

*4.4	Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation

*10.1^	1994 Employee Stock Option Plan, effective as of April 15, 1994

*10.2^	2000 Stock Incentive Plan, effective as of April 10, 2000

*10.3^	Form of Indemnification Agreement

*10.4^(3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

*10.5	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

*+10.6	Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems

*+10.7	Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Services, Inc., as amended

^10.8 (4)	Form of Director Stock Option Agreement

^10.9 (4)	Form of Employee and Executive Officer Stock Option Agreement

10.10 (5)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank

10.11 (6)	First Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank

10.12 (7)	Second Amendment to Loan Agreement dated July 23, 2007 between HealthStream, Inc. and SunTrust Bank

10.13 (8)	Third Amendment to Loan Agreement dated July 17, 2009 between HealthStream, Inc. and SunTrust Bank

^10.14	Summary of Director and Executive Officer Compensation

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment was received, with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.

(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.

(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.

(4)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, dated March 30, 2007.

(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.

(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.

(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 24, 2007.

(8)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 17, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 2010.

HEALTHSTREAM, INC.
By:	/s/ Robert A. Frist, Jr.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Robert A. Frist, Jr.	President, Chief Executive Officer and	March 25, 2010
Robert A. Frist, Jr.	Chairman (Principal Executive Officer)

/s/ Gerard M. Hayden, Jr.	Chief Financial Officer and Senior Vice President	March 25, 2010
Gerard M. Hayden, Jr.	(Principal Financial and Accounting Officer)

/s/ James Daniell	Director	March 25, 2010
James Daniell

/s/ Thompson Dent Thompson Dent	Director	March 25, 2010

/s/ Frank Gordon Frank Gordon	Director	March 25, 2010

/s/ Jeffrey L. McLaren Jeffrey L. McLaren	Director	March 25, 2010

/s/ Dale Polley Dale Polley	Director	March 25, 2010

/s/ Linda Rebrovick Linda Rebrovick	Director	March 25, 2010

/s/ Michael Shmerling Michael Shmerling	Director	March 25, 2010

/s/ William Stead William Stead	Director	March 25, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1 (1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.2 (2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.

*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Reference is made to Exhibits 3.1 and 3.2.

*4.3	Warrant to purchase common stock of HealthStream, Inc., dated June 14, 1999, held by GE Medical Systems.

*4.4	Common Stock Purchase Agreement between HealthStream, Inc. and Healtheon/WebMD Corporation

*10.1^	1994 Employee Stock Option Plan, effective as of April 15, 1994

*10.2^	2000 Stock Incentive Plan, effective as of April 10, 2000

*10.3^	Form of Indemnification Agreement

*10.4^(3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

*10.5	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

*+10.6	Development and Distribution Agreement between HealthStream, Inc. and GE Medical Systems

*+10.7	Education Services Provider Agreement dated October 1, 2001 between HealthStream, Inc. and HCA Information Technology & Systems, Inc., as amended

^10.8 (4)	Form of Director Stock Option Agreement

^10.9 (4)	Form of Employee and Executive Officer Stock Option Agreement

10.10 (5)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank

10.11 (6)	First Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank

10.12 (7)	Second Amendment to Loan Agreement dated July 23, 2007 between HealthStream, Inc. and SunTrust Bank

10.13 (8)	Third Amendment to Loan Agreement dated July 17, 2009 between HealthStream, Inc. and SunTrust Bank

^10.14	Summary of Director and Executive Officer Compensation

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment was received with respect to certain portions of this document. Such portions were omitted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.

(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.

(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.

(4)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, dated March 30, 2007.

(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.

(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.

(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 24, 2007.

(8)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 17, 2009.