Form 10-Q
period 2010-03-31
HEALTHSTREAM INC
filed 2010-05-10
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2010, 21,792,175 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,016,816	$12,287,059
Restricted cash	111,594	65,855
Accounts receivable, net of allowance for doubtful accounts of $132,786 and $140,559 at March 31, 2010 and December 31, 2009, respectively	11,750,360	9,577,409
Accounts receivable — unbilled	1,685,972	1,638,326
Deferred tax assets, current	2,830,477	2,830,477
Prepaid royalties, net of amortization	2,091,368	2,084,154
Prepaid development fees, net of amortization	406,185	419,189
Other prepaid expenses and other current assets	821,607	988,390

Total current assets	32,714,379	29,890,859
Property and equipment:
Equipment	14,369,242	14,121,140
Leasehold improvements	2,004,822	2,004,822
Furniture and fixtures	1,691,672	1,689,350

	18,065,736	17,815,312
Less accumulated depreciation and amortization	(15,488,592)	(14,881,423)

	2,577,144	2,933,889

Capitalized software feature enhancements, net of accumulated amortization of $4,451,083 and $3,993,689 at March 31, 2010 and December 31, 2009, respectively	4,157,121	4,181,858
Goodwill	21,146,864	21,146,864
Intangible assets, net of accumulated amortization of $7,332,915 and $7,096,196 at March 31, 2010 and December 31, 2009, respectively	3,554,228	3,790,946
Deferred tax assets, noncurrent	8,029,741	8,626,400
Other assets	383,790	431,464

Total assets	$72,563,267	$71,002,280

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$654,699	$1,552,101
Accrued liabilities	3,029,994	3,322,794
Accrued compensation and related expenses	595,405	1,401,604
Commercial support liabilities	322,654	350,792
Deferred revenue	14,793,383	12,233,876
Current portion of long term debt	123,150	306,942
Current portion of capital lease obligations	7,336	8,905

Total current liabilities	19,526,621	19,177,014

Capital lease obligations, less current portion	2,753	4,362
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,743,866 and 21,623,350 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	96,812,890	96,406,765
Accumulated deficit	(43,778,997)	(44,585,861)

Total shareholders’ equity	53,033,893	51,820,904

Total liabilities and shareholders’ equity	$72,563,267	$71,002,280

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Revenues, net	$14,837,252	$13,619,208
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	5,461,982	5,267,831
Product development	1,526,165	1,534,421
Sales and marketing	2,960,868	2,713,594
Other general and administrative expenses	2,085,872	1,901,278
Depreciation and amortization	1,390,342	1,266,300

Total operating costs and expenses	13,425,229	12,683,424

Income from operations	1,412,023	935,784

Other income (expense):
Interest and other income	2,716	8,956
Interest and other expense	(11,216)	(9,841)

Total other expense	(8,500)	(885)

Income before income taxes	1,403,523	934,899
Income tax provision	596,659	57,370

Net income	$806,864	$877,529

Net income per share:
Basic	$0.04	$0.04

Diluted	$0.04	$0.04

Weighted average shares of common stock outstanding:
Basic	21,675,763	21,382,055

Diluted	22,130,145	21,567,204

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2009	21,623,350	$96,406,765	$(44,585,861)	$51,820,904
Net income	—	—	806,864	806,864
Stock based compensation expense	—	162,779	—	162,779
Exercise of stock options	120,516	243,346	—	243,346

Balance at March 31, 2010	21,743,866	$96,812,890	$(43,778,997)	$53,033,893

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$806,864	$877,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,390,342	1,266,300
Stock based compensation expense	162,779	145,615
Provision for doubtful accounts	—	50,000
Deferred income taxes	596,659	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(2,220,597)	(2,256,651)
Restricted cash	(45,739)	—
Prepaid royalties	(7,214)	(342,899)
Prepaid development fees	(84,466)	(66,950)
Other prepaid expenses and other current assets	166,783	371,250
Other assets	47,674	49,042
Accounts payable	(897,402)	(416,569)
Accrued liabilities and accrued compensation and related expenses	(1,098,999)	(129,663)
Commercial support liabilities	(28,138)	(103,708)
Deferred revenue	2,559,507	2,224,328

Net cash provided by operating activities	1,348,053	1,667,624

INVESTING ACTIVITIES:
Payments associated with capitalized software feature enhancements	(424,248)	(272,168)
Purchases of property and equipment, net	(250,424)	(540,946)

Net cash used in investing activities	(674,672)	(813,114)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	243,346	—
Payments on long-term debt	(183,792)	(179,376)
Payments on capital lease obligations	(3,178)	(10,451)

Net cash provided by (used in) financing activities	56,376	(189,827)

Net increase in cash and cash equivalents	729,757	664,683
Cash and cash equivalents at beginning of period	12,287,059	4,106,612

Cash and cash equivalents at end of period	$13,016,816	$4,771,295

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The balance sheet at December 31, 2009 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2009 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2010).
2. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the accounting for revenue arrangements with multiple deliverables. The revised guidance changes when individual deliverables in a multiple element arrangement can be treated as separate units of accounting, and also changes the manner in which the transaction consideration is allocated across the separately identified deliverables. The revised guidance will be effective for the first annual reporting period on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the potential impact of adopting the revised guidance on our financial position and results of operations.
3. INCOME TAXES
Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.
During the three months ended March 31, 2010 and 2009, the Company recorded a provision for income taxes of $596,659 and $57,370, respectively. The Company’s effective tax rate for the three months ended March 31, 2010 was 42.5%. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences. The Company’s effective tax rate for the three months ended March 31, 2009 was substantially less than the statutory rate because we previously maintained a valuation allowance for our net operating loss (“NOL”) carryforwards and other deferred tax assets. The Company released substantially all of the remaining balance of the valuation allowance against its deferred tax assets at December 31, 2009.
4. STOCK BASED COMPENSATION
The Company maintains one stock incentive plan. The Company accounts for its stock based compensation plan using the fair-value based method for costs related to share-based payments, including stock options. The Company uses the Black Scholes option pricing model for calculating the fair value of awards issued under its stock based compensation plan. During the three months ended March 31, 2010, the Company granted 214,000 stock options with a weighted average grant date fair value of $1.77. During the three months ended March 31, 2009, the Company granted 209,000 stock options with a weighted average grant date fair value of $1.04. The fair value of stock based awards granted during the three months ended March 31, 2010 and 2009 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

	Three Months Ended
	March 31,
	2010	2009
Risk-free interest rate	2.39%	1.73%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5	5
Expected forfeiture rate	10%	20%
Volatility	55%	60%

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. STOCK BASED COMPENSATION (continued)
Total stock based compensation expense recorded for the three months ended March 31, 2010 and 2009, which is recorded in the condensed consolidated statements of income, is as follows:

	Three months ended
	March 31,
	2010	2009
Cost of revenues (excluding depreciation and amortization)	$9,134	$5,191
Product development	32,087	35,086
Sales and marketing	43,779	38,640
Other general and administrative	77,779	66,698

Total stock based compensation expense	$162,779	$145,615

5. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 0.7 million and 2.1 million for the three months ended March 31, 2010 and 2009, respectively.
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009

Numerator:
Net income	$806,864	$877,529

Denominator:
Weighted average shares outstanding:
Basic	21,675,763	21,382,055
Employee stock options	454,382	185,149

Diluted	22,130,145	21,567,204

Net income per share:
Basic	$0.04	$0.04

Diluted	$0.04	$0.04

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. BUSINESS SEGMENTS
The Company provides services to healthcare organizations, pharmaceutical and medical device companies, and other members within the healthcare industry. The Company’s services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The Company measures segment performance based on operating income (loss) before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The following is the Company’s business segment information as of and for the three months ended March 31, 2010 and 2009.

	Three months ended
	March 31,
	2010	2009

Revenues
Learning	$10,302,904	$8,993,611
Research	4,534,348	4,625,597

Total net revenue	$14,837,252	$13,619,208

Income (loss) from operations
Learning	$3,220,345	$2,047,165
Research	159,571	573,157
Unallocated	(1,967,893)	(1,684,538)

Total income from operations	$1,412,023	$935,784

Segment assets *	March 31, 2010	December 31, 2009
Learning	$19,955,170	$18,185,466
Research	26,227,881	26,209,873
Unallocated	26,380,216	26,606,941

Total assets	$72,563,267	$71,002,280

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software feature enhancements, certain property and equipment, and intangible assets. Cash and cash equivalents are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are also included within Unallocated.
7. SUBSEQUENT EVENTS
On April 22, 2010, the Company renewed a lease, and expanded the square footage, for its principal office located in Nashville, Tennessee for a seven year period. The initial term of the renewed lease will end on April 30, 2017, and includes a two year renewal option. The monthly rental payments at this location will be as follows: $50,434 through April 2012, $53,430 through April 2013, $53,725 through April 2014, $54,021 through April 2015, and $57,027 through April 2017. The lease also includes certain periods of free rent and tenant improvement allowances.
On the weekend of May 1, 2010, the Nashville, Tennessee area experienced unprecedented flooding. Although many businesses in the area were adversely impacted by the floodwaters, our offices were not damaged and our business operations were not interrupted. Due to the flooding, the venue for our customer Summit was severely damaged and has been closed. The Summit was scheduled for May 17-20, 2010 and has now been cancelled. We believe we will have only modest expenses associated with the cancellation of the Summit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Cautionary Notice Regarding Forward-Looking Statements
You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2009, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 26, 2010 (the “2009 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “ projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.
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
In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption “Item 1A. Risk Factors” in our 2009 Form 10-K and the information regarding forward-looking statements in our earnings releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.
Overview
We provide our services to healthcare organizations, pharmaceutical and medical device companies, and other participants within the healthcare industry. Our services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). HealthStream Learning products and services include our Internet-based HealthStream Learning Center® (“HLC”), authoring tools, courseware subscriptions, online training and content development, online sales training courses, live events, HospitalDirect® and other products focused on education and training to serve professionals that work within healthcare organizations. HealthStream Research provides a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and members of the community. Our learning solutions help healthcare organizations improve their required regulatory training, while also offering an opportunity to train their employees in multiple clinical areas. Our research products provide customers valuable insight into measuring quality and satisfaction of physicians, patients, employees, and members of the community.
Key financial and operational indicators for the first quarter of 2010 include:
•	Revenues of $14.8 million in the first quarter of 2010, up 9% over the first quarter of 2009

•	Operating income of $1.4 million in the first quarter of 2010, up 51% over the first quarter of 2009

•	Net income of $807,000 and earnings per share (EPS) of $0.04 per share in the first quarter of 2010—which is the amount after deducting $597,000, or $0.03 per share, of income tax provision, compared to net income of $878,000 and EPS of $0.04 per share in the first quarter of 2009—which only included an income tax provision of $57,000
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our 2009 Form 10-K, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2009 Form 10-K.
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
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Revenues. Revenues increased approximately $1.2 million, or 8.9%, to $14.8 million for the three months ended March 31, 2010 from $13.6 million for the three months ended March 31, 2009. Revenues for 2010 consisted of $10.3 million, or 69% of total revenue, for HealthStream Learning and $4.5 million, or 31% of total revenue, for HealthStream Research. In 2009, revenues consisted of $9.0 million, or 66% of total revenue, for HealthStream Learning and $4.6 million, or 34% of total revenue, for HealthStream Research.
Revenues for HealthStream Learning increased $1.3 million, or 14.6%, over the first quarter of 2009. Revenues from our Internet-based subscription learning products increased by $2.0 million over the prior year quarter, and were comprised of revenue increases from the HLC of $1.2 million and from courseware subscriptions of $751,000. Revenues from our Internet-based subscription products increased 26.7% over the prior year quarter due to a higher number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased to 2,043,000 fully-implemented subscribers and 2,136,000 contracted subscribers at March 31, 2010 compared to 1,768,000 fully-implemented subscribers and 1,896,000 contracted subscribers at March 31, 2009. Revenues associated with implementation, development, and consulting services decreased $516,000 from the prior year quarter, impacted primarily by lower revenues associated with fewer project-based development projects. Additionally, revenues from live events, study guides, and other project-based activities, collectively declined $210,000 from the same quarter in the prior year due to a de-emphasis on providing these services.
Revenues for HealthStream Research decreased $91,000, or 2.0%, compared to the first quarter of 2009. Revenues from recurring patient surveys increased by $183,000, or 5.9%, over the prior year quarter, but were more than offset by the combined declines in revenue from employee, community and physician surveys of $274,000. Of these revenue declines, the employee category decreased by $194,000 which was impacted by delayed survey start-ups for a few large projects when compared to the prior year quarter.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $194,000, or 3.7%, to $5.5 million for the three months ended March 31, 2010 from $5.3 million for the three months ended March 31, 2009. Cost of revenues as a percentage of revenues was 36.8% of revenues for the three months ended March 31, 2010 compared to 38.7% of revenues for the three months ended March 31, 2009. Cost of revenues for HealthStream Learning increased approximately $107,000 to $3.1 million and approximated 30.2% and 33.4% of revenues for the three months ended March 31, 2010 and 2009, respectively. The overall expense increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, while the decline as a percentage of revenue is attributable to the growth in subscription revenues. Cost of revenues for HealthStream Research increased approximately $87,000 to $2.3 million and approximated 51.8% and 48.9% of revenues for the three months ended March 31, 2010 and 2009, respectively. The increase in cost of revenues for HealthStream Research is primarily the result of costs associated with the growth in patient survey revenues over the prior year first quarter.
Product Development. Product development expenses increased slightly and approximated $1.5 million both for the three months ended March 31, 2010 and 2009, respectively. Product development expenses as a percentage of revenues were 10.3% and 11.3% of revenues for the three months ended March 31, 2010 and 2009, respectively.
Product development expenses for HealthStream Learning decreased approximately $35,000 and approximated 11.7% and 13.8% of revenues for the three months ended March 31, 2010 and 2009, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year first quarter. Product development expenses for HealthStream Research increased approximately $27,000 and approximated 7.1% and 6.4% of revenues for the three months ended March 31, 2010 and 2009, respectively.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $247,000, or 9.1%, to $3.0 million for the three months ended March 31, 2010 from $2.7 million for the three months ended March 31, 2009. Sales and marketing expenses approximated 20.0% and 19.9% of revenues for the three months ended March 31, 2010 and 2009, respectively.
Sales and marketing expenses for HealthStream Learning increased $71,000 and approximated 18.5% and 20.4% of revenues for the three months ended March 31, 2010 and 2009, respectively. Sales and marketing expenses for HealthStream Research increased approximately $183,000, and approximated 22.0% and 17.6% of revenues for the three months ended March 31, 2010 and 2009, respectively. The expense increases for both HealthStream Learning and HealthStream Research primarily resulted from additional sales personnel, travel expenses and commissions.

Other General and Administrative. Other general and administrative expenses increased approximately $185,000, or 9.7% to $2.1 million for the three months ended March 31, 2010 from $1.9 million for the three months ended March 31, 2009. Other general and administrative expenses as a percentage of revenues approximated 14.1% and 14.0% for the three months ended March 31, 2010 and 2009, respectively.
Other general and administrative expenses for HealthStream Learning and HealthStream Research decreased $27,000 and $38,000, respectively, compared to the prior year quarter. The unallocated corporate portion of other general and administrative expenses increased $250,000 over the prior year quarter, primarily associated with consulting and other expenses to support the company’s infrastructure.
Depreciation and Amortization. Depreciation and amortization increased approximately $124,000, or 9.8%, to $1.4 million for the three months ended March 31, 2010 from $1.3 million for the three months ended March 31, 2009. The increase resulted from depreciation expense associated with capital expenditures and amortization of capitalized software features.
Other Income (Expense). Other income (expense) decreased approximately $8,000 to an expense of $9,000 for the three months ended March 31, 2010 from an expense of $1,000 for the three months ended March 31, 2009. Interest income decreased $6,000 from the prior year quarter resulting from lower yield rates on cash and cash equivalents. Interest expense increased modestly over the prior year quarter due to higher interest expense under our revolving credit facility.
Provision for Income Taxes. The Company recorded a provision for income taxes of approximately $597,000 for the three months ended March 31, 2010 compared to $57,000 for the three months ended March 31, 2009. The Company’s effective tax rate for the first quarter of 2010 was 42.5%. During the first quarter of 2009, the Company maintained a valuation allowance on its deferred tax assets, and recorded no deferred income tax expense. Substantially all of the valuation allowance was released during the fourth quarter of 2009. Income tax expense for the first quarter of 2009 consisted of the federal alternative minimum tax and state income taxes.
Net Income. Net income was approximately $807,000 for the three months ended March 31, 2010, compared to $878,000 for the three months ended March 31, 2009. Net income per share was $0.04 per share for both the three months ended March 31, 2010 and 2009.
Liquidity and Capital Resources
Net cash provided by operating activities was approximately $1.3 million and $1.7 million during the three months ended March 31, 2010 and 2009, respectively. Our primary sources of cash were generated from receipts from the sales of our products and services. Our days sales outstanding (“DSO”) which we calculate by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter, approximated 72 days for the first quarter of 2010 compared to 69 days for the first quarter of 2009 and 58 days for the fourth quarter of 2009. The increase in DSO compared to the fourth quarter of 2009 is associated with higher balances with several customers that were billed in advance during the first quarter of 2010 for annual fees rather than on a monthly subscription basis. Increases in deferred revenues, which represent progress billings in advance of revenue recognition, partially accounts for the increase in accounts receivable. The primary uses of cash to fund our operations for the three months ended March 31, 2010 and 2009 included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses. The increase in accounts receivable negatively impacted our cash flows from operations for both the three months ended March 31, 2010 and 2009.
Net cash used in investing activities was approximately $675,000 and $813,000 for the three months ended March 31, 2010 and 2009, respectively. The primary uses of cash for the three months ended March 31, 2010 were associated with capitalized software feature enhancements of $424,000 and property and equipment purchases of $250,000. The primary uses of cash for the three months ended March 31, 2009 were associated with property and equipment purchases of $541,000 and capitalized software feature enhancements of $272,000. These uses of cash were associated with technology investments in our platform products.
Cash provided by financing activities was approximately $57,000 for the three months ended March 31, 2010, while approximately $190,000 of cash was used during the three months ended March 31, 2009. The primary uses of cash for the three months ended March 31, 2010 and 2009 related to payments under a promissory note and capital lease obligations. The primary source of cash from financing activities for the three months ended March 31, 2010 resulted from proceeds associated with the exercise of employee stock options.
Our revenues increased and our operating income improved over the prior year period, and our balance sheet reflects positive working capital of $13.2 million at March 31, 2010 compared to $10.7 million at December 31, 2009. The improvement in working capital is primarily associated with increases in cash and cash equivalents resulting from the net cash provided by operating activities mentioned above. Current assets increased approximately $2.8 million during the first three months of 2010 primarily due to increases in cash balances and accounts receivable, while current liabilities increased approximately $350,000 during the first three months of 2010 resulting primarily from increases in deferred revenue, but was partially offset by reductions in accounts payable and accrued liabilites.

Our primary source of liquidity was $13.0 million of cash and cash equivalents. We also have a $15.0 million revolving credit facility loan agreement, all of which was available at March 31, 2010.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of March 31, 2010, our outstanding indebtedness included a promissory note of approximately $123,000 and approximately $10,000 of capital lease obligations. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 190 or 220 basis points determined in accordance with a pricing grid, but has a minimum interest rate of not less than three percent. We are also exposed to market risk with respect to our cash balances. At March 31, 2010, the Company had cash and cash equivalents totaling approximately $13.0 million. Current investment rates of return approximate 0.10%. Assuming a 0.10% rate of return on $13.0 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $1,300.
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

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On February 23, 2010, the Company’s Board of Directors authorized the Company to purchase up to $4,000,000 of its common stock over a one year period. The table below sets forth activity under the stock repurchase plan for the quarter ended March 31, 2010:

				(d)
			(c)	Maximum number (or
			Total number of shares (or	approximate dollar value) of
	(a)	(b)	units) purchased as part of	shares (or units) that may yet be
	Total number of shares	Average price paid per share	publicly announced plans or	purchased under the plans or
Period	(or units) purchased	(or unit)	programs	programs

Month #1 (January 1 — January 31) (1)	—	$—	—	$—

Month #2 (February 1 — February 28)	—	—	—	4,000,000

Month # 3 (March 1 — March 31)	—	—	—	4,000,000

Total	—	$—	—	$4,000,000

(1)	— The stock repurchase plan was not in place during this period.
Item 6. Exhibits
(a)	Exhibits
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

HEALTHSTREAM, INC.
May 10, 2010	By:	/s/ Gerard M. Hayden, Jr.
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