Form 10-Q
period 2010-06-30
HEALTHSTREAM INC
filed 2010-08-09
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2010, 21,822,375 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,771,651	$12,287,059
Restricted cash	36,574	65,855
Accounts receivable, net of allowance for doubtful accounts of $132,794 and $140,559 at June 30, 2010 and December 31, 2009, respectively	9,831,503	9,577,409
Accounts receivable — unbilled	1,751,113	1,638,326
Deferred tax assets, current	2,830,477	2,830,477
Prepaid royalties, net of amortization	1,473,826	2,084,154
Prepaid development fees, net of amortization	477,009	419,189
Other prepaid expenses and other current assets	1,231,212	988,390

Total current assets	36,403,365	29,890,859
Property and equipment:
Equipment	14,567,272	14,121,140
Leasehold improvements	2,058,550	2,004,822
Furniture and fixtures	1,699,437	1,689,350

	18,325,259	17,815,312
Less accumulated depreciation and amortization	(15,943,441)	(14,881,423)

	2,381,818	2,933,889

Capitalized software feature enhancements, net of accumulated amortization of $4,905,119 and $3,993,689 at June 30, 2010 and December 31, 2009, respectively	4,292,139	4,181,858
Goodwill	21,146,864	21,146,864
Intangible assets, net of accumulated amortization of $7,569,633 and $7,096,196 at June 30, 2010 and December 31, 2009, respectively	3,317,509	3,790,946
Deferred tax assets, noncurrent	7,034,404	8,626,400
Other assets	337,724	431,464

Total assets	$74,913,823	$71,002,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$539,287	$1,552,101
Accrued liabilities	2,580,770	3,322,794
Accrued compensation and related expenses	860,683	1,401,604
Commercial support liabilities	265,712	350,792
Deferred revenue	15,423,635	12,233,876
Current portion of long term debt	—	306,942
Current portion of capital lease obligations	7,430	8,905

Total current liabilities	19,677,517	19,177,014

Other long term liabilities	493,229	—
Capital lease obligations, less current portion	—	4,362
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,822,375 and 21,623,350 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	97,174,365	96,406,765
Accumulated deficit	(42,431,288)	(44,585,861)

Total shareholders’ equity	54,743,077	51,820,904

Total liabilities and shareholders’ equity	$74,913,823	$71,002,280

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2010	2009
Revenues, net	$16,660,469	$14,583,522
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	5,906,377	5,228,069
Product development	1,722,929	1,447,422
Sales and marketing	3,049,817	2,601,702
Other general and administrative expenses	2,398,065	2,194,327
Depreciation and amortization	1,235,918	1,250,065

Total operating costs and expenses	14,313,106	12,721,585

Income from operations	2,347,363	1,861,937

Other income (expense):
Interest and other income	5,784	7,321
Interest and other expense	(10,101)	(9,391)

Total other expense	(4,317)	(2,070)

Income before income taxes	2,343,046	1,859,867
Income tax provision	995,337	131,750

Net income	$1,347,709	$1,728,117

Net income per share:
Basic	$0.06	$0.08

Diluted	$0.06	$0.08

Weighted average shares of common stock outstanding:
Basic	21,795,558	21,382,802

Diluted	22,432,931	21,626,406

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Revenues, net	$31,497,721	$28,202,729
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	11,368,360	10,495,901
Product development	3,249,094	2,981,846
Sales and marketing	6,010,686	5,315,093
Other general and administrative expenses	4,483,934	4,095,803
Depreciation and amortization	2,626,260	2,516,365

Total operating costs and expenses	27,738,334	25,405,008

Income from operations	3,759,387	2,797,721

Other income (expense):
Interest and other income	8,499	16,277
Interest and other expense	(21,317)	(19,232)

Total other expense	(12,818)	(2,955)

Income before income taxes	3,746,569	2,794,766
Income tax provision	1,591,996	189,120

Net income	$2,154,573	$2,605,646

Net income per share:
Basic	$0.10	$0.12

Diluted	$0.10	$0.12

Weighted average shares of common stock outstanding:
Basic	21,735,661	21,382,429

Diluted	22,281,538	21,596,805

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2010

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2009	21,623,350	$96,406,765	$(44,585,861)	$51,820,904

Net income	—	—	2,154,573	2,154,573

Stock based compensation expense	—	332,550	—	332,550

Exercise of stock options	199,025	435,050	—	435,050

Balance at June 30, 2010	21,822,375	$97,174,365	$(42,431,288)	$54,743,077

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$2,154,573	$2,605,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,626,260	2,516,365
Stock based compensation expense	332,550	296,401
Provision for doubtful accounts	—	125,000
Deferred income taxes	1,591,996	—
Realized loss on disposal of property and equipment	—	419
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(366,881)	(1,380,679)
Restricted cash	29,281	(5,271)
Prepaid royalties	610,328	(303,087)
Prepaid development fees	(237,196)	(93,281)
Other prepaid expenses and other current assets	(242,822)	390,399
Other assets	93,740	58,152
Accounts payable	(1,012,814)	(519,839)
Accrued liabilities and accrued compensation and related expenses	(1,282,945)	471,844
Commercial support liabilities	(85,080)	(170,508)
Other long term liabilities	493,229	—
Deferred revenue	3,189,759	1,941,780

Net cash provided by operating activities	7,893,978	5,933,341

INVESTING ACTIVITIES:
Payments associated with capitalized software feature enhancements	(1,021,710)	(665,048)
Purchases of property and equipment, net	(509,947)	(721,804)

Net cash used in investing activities	(1,531,657)	(1,386,852)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	435,050	1,240
Payments on long-term debt	(306,942)	(359,846)
Payments on capital lease obligations	(5,837)	(13,916)

Net cash provided by (used in) financing activities	122,271	(372,522)

Net increase in cash and cash equivalents	6,484,592	4,173,967
Cash and cash equivalents at beginning of period	12,287,059	4,106,612

Cash and cash equivalents at end of period	$18,771,651	$8,280,579

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
During the six months ended June 30, 2010 and 2009, the Company recorded a provision for income taxes of $1,591,996 and $189,120, respectively. The Company’s effective tax rate for the six months ended June 30, 2010 was 42.5%. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences. The Company’s effective tax rate for the six months ended June 30, 2009 was substantially less than the statutory rate because the Company previously maintained a valuation allowance for its net operating loss (“NOL”) carryforwards and other deferred tax assets. The Company released substantially all of its valuation allowance against its deferred tax assets at December 31, 2009.
4. STOCK BASED COMPENSATION
The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options. The Company uses the Black Scholes option pricing model for calculating the fair value of awards issued under its stock based compensation plans. During the six months ended June 30, 2010, the Company granted 319,000 stock options with a weighted average grant date fair value of $2.07. During the six months ended June 30, 2009, the Company granted 289,000 stock options with a weighted average grant date fair value of $1.17. The fair value of stock based awards granted during the six months ended June 30, 2010 and 2009 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

	Six Months Ended
	June 30,
	2010	2009
Risk-free interest rate	2.39 – 2.49%	1.73 – 3.22%
Expected dividend yield	0.0%	0.0%
Expected life	5 - 7 years	5 - 7 years
Expected forfeiture rate	0-10%	0-20%
Volatility	55%	60%

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. STOCK BASED COMPENSATION (continued)
Total stock based compensation expense recorded for the three and six months ended June 30, 2010 and 2009, which is recorded in the condensed consolidated statements of income, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenues (excluding depreciation and amortization)	$9,634	$8,299	$18,768	$13,491
Product development	31,865	27,903	63,952	62,989
Sales and marketing	42,274	49,110	86,052	87,751
Other general and administrative	85,997	65,473	163,778	132,170

Total stock based compensation expense	$169,770	$150,785	$332,550	$296,401

5. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 0.4 million and 0.6 million for the three and six months ended June 30, 2010, respectively, and approximately 2.3 million and 2.2 million for the three and six months ended June 30, 2009, respectively.
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income	$1,347,709	$1,728,117	$2,154,573	$2,605,646

Denominator:
Weighted average shares outstanding:
Basic	21,795,558	21,382,802	21,735,661	21,382,429
Employee stock options	637,373	243,604	545,877	214,376

Diluted	22,432,931	21,626,406	22,281,538	21,596,805

Net income per share:
Basic	$0.06	$0.08	$0.10	$0.12

Diluted	$0.06	$0.08	$0.10	$0.12

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. COLLABORATIVE ARRANGEMENT
On June 23, 2010, the Company announced the formation of SimVentures, a collaborative arrangement between HealthStream and Laerdal Medical. SimVentures will offer products and services aimed at accelerating the global adoption of simulation-based learning by healthcare providers—with a focus on improving clinical competencies and patient outcomes. The Company will receive 50 percent of the profits and losses generated from the collaborative arrangement. A legal entity was not formed as part of the joint venture, therefore, the Company will account for SimVentures as a collaborative arrangement in accordance with applicable accounting guidance. SimVentures is currently in the product development phase, and sales activity is expected to commence during 2011. During the second quarter of 2010, the Company recorded approximately $180,000 of expenses related to the collaborative arrangement, which are primarily recorded in the product development category within the statement of income.
7. BUSINESS SEGMENTS
The Company primarily provides services to healthcare organizations, and to a lesser extent, to pharmaceutical and medical device companies and other members within the healthcare industry. The Company’s services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The three and six months ended June 30, 2010 includes approximately $180,000 of expenses associated with SimVentures, and is included in the Unallocated section of the tables below.
The following is the Company’s business segment information as of and for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Learning	$11,239,362	$9,315,512	$21,542,266	$18,309,122
Research	5,421,107	5,268,010	9,955,455	9,893,607

Total net revenue	$16,660,469	$14,583,522	$31,497,721	$28,202,729

Income from operations
Learning	$4,127,322	$2,441,212	$7,347,667	$4,488,377
Research	465,853	1,287,190	625,424	1,860,347
Unallocated	(2,245,812)	(1,866,465)	(4,213,704)	(3,551,003)

Total income from operations	$2,347,363	$1,861,937	$3,759,387	$2,797,721

	June 30, 2010	December 31, 2009
Segment assets *
Learning	$17,143,867	$18,185,466
Research	26,226,231	26,209,873
Unallocated	31,543,725	26,606,941

Total assets	$74,913,823	$71,002,280

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software feature enhancements, certain property and equipment, and intangible assets. Cash and cash equivalents are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are also included within Unallocated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We primarily provide our services to healthcare organizations and to a lesser extent, to pharmaceutical and medical device companies and other participants within the healthcare industry. Our services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). HealthStream Learning products and services include our Internet-based HealthStream Learning Center® (“HLC”), authoring tools, courseware subscriptions, online training and content development, online sales training courses, live events, HospitalDirect® and other products focused on education and training to serve professionals that work within healthcare organizations. HealthStream Research provides a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and members of the community. Our learning solutions help healthcare organizations improve their required regulatory training, while also offering an opportunity to train their employees in multiple clinical areas. Our research products provide customers valuable insight into measuring quality and satisfaction of physicians, patients, employees, and members of the community.
Key financial and operational indicators for the second quarter of 2010 include:
•	Revenues of $16.7 million in the second quarter of 2010, up 14% over the second quarter of 2009

•	Operating income of $2.3 million in the second quarter of 2010, up 26% over the second quarter of 2009

•	Net income of $1.3 million and earnings per diluted share (EPS) of $0.06 per share in the second quarter of 2010—which includes an income tax provision of $1.0 million, or $0.04 per diluted share, compared to net income of $1.7 million and EPS of $0.08 per diluted share in the second quarter of 2009—which included an income tax provision of $132,000.

•	SimVentures, a new collaborative arrangement formed between HealthStream and Laerdal Medical
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
Product Development. Product development expenses consist primarily of salaries and employee benefits, contract labor, stock based compensation, content acquisition costs before technological feasibility is achieved, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training, delivery and administration platforms. In addition, product development expenses are associated with the development of new software feature enhancements and new products. Personnel costs within product development include our systems, application development, and quality assurance teams, product managers, and other personnel associated with content and product development. A significant portion of the SimVentures expenses are also included within product development.
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
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Revenues. Revenues increased approximately $2.1 million, or 14.2%, to $16.7 million for the three months ended June 30, 2010 from $14.6 million for the three months ended June 30, 2009. Revenues for 2010 consisted of $11.2 million, or 68% of total revenue, for HealthStream Learning and $5.4 million, or 32% of total revenue, for HealthStream Research. In 2009, revenues consisted of $9.3 million, or 64% of total revenue, for HealthStream Learning and $5.3 million, or 36% of total revenue, for HealthStream Research.
Revenues for HealthStream Learning increased $1.9 million, or 20.7%, over the second quarter of 2009. Revenues from our Internet-based subscription learning products increased by $2.3 million over the prior year second quarter, and were comprised of revenue increases from the HLC of $1.2 million and from courseware subscriptions of $1.1 million. Revenues from our Internet-based subscription products increased 28% over the prior year second quarter due to a higher number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased to 2,113,000 fully-implemented subscribers and 2,258,000 contracted subscribers at June 30, 2010 compared to 1,863,000 fully-implemented subscribers and 1,945,000 contracted subscribers at June 30, 2009. Revenues associated with implementation, development, and consulting services decreased $248,000 from the prior year second quarter, impacted primarily by lower revenues associated with fewer project-based activities.
Revenues for HealthStream Research increased $153,000, or 2.9%, over the second quarter of 2009. Revenues from recurring patient surveys increased by $344,000, or 10.7%, over the prior year second quarter. Revenues from surveys conducted on annual or bi-annual cycles—namely employee, physician, and community surveys—decreased by $191,000, primarily due to declines in physician and community surveys, which more than offset an increase in employee surveys.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $678,000, or 13.0%, to $5.9 million for the three months ended June 30, 2010 from $5.2 million for the three months ended June 30, 2009. Cost of revenues as a percentage of revenues was 35.5% of revenues for the three months ended June 30, 2010 compared to 35.8% of revenues for the three months ended June 30, 2009.
Cost of revenues for HealthStream Learning increased approximately $299,000 to $3.2 million and approximated 28.5% and 31.2% of revenues for the three months ended June 30, 2010 and 2009, respectively. The overall expense increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, while the decline as a percentage of revenue is attributable to the growth in subscription based revenues over the prior year second quarter. Cost of revenues for HealthStream Research increased approximately $380,000 to $2.7 million and approximated 49.8% and 44.0% of revenues for the three months ended June 30, 2010 and 2009, respectively. The increase in cost of revenues for HealthStream Research is primarily the result of costs associated with the growth in patient survey revenues over the prior year second quarter. Additional costs were also incurred during the second quarter of 2010 to complete projects on schedule in light of unprecedented snow storms experienced in the Baltimore area.
Product Development. Product development expenses increased approximately $276,000, or 19.0%, to $1.7 million for the three months ended June 30, 2010 from $1.4 million for the three months ended June 30, 2009. Product development expenses as a percentage of revenues were 10.3% and 9.9% of revenues for the three months ended June 30, 2010 and 2009, respectively.
Product development expenses for HealthStream Learning decreased approximately $68,000 and approximated 10.5% and 13.4% of revenues for the three months ended June 30, 2010 and 2009, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year second quarter. Product development expenses for HealthStream Research increased approximately $187,000 and approximated 7.2% and 3.8% of revenues for the three months ended June 30, 2010 and 2009, respectively. This increase is primarily due to additional personnel associated with product management and with developing and supporting our survey reporting platform, Insights Online. The unallocated portion of product development expenses approximated $156,000 for the second quarter of 2010 and is associated with SimVentures.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $448,000, or 17.2%, to $3.0 million for the three months ended June 30, 2010 from $2.6 million for the three months ended June 30, 2009. Sales and marketing expenses approximated 18.3% and 17.8% of revenues for the three months ended June 30, 2010 and 2009, respectively.
Sales and marketing expenses for HealthStream Learning increased $25,000 and approximated 16.3% and 19.4% of revenues for the three months ended June 30, 2010 and 2009, respectively. Sales and marketing expenses for HealthStream Research increased approximately $393,000, and approximated 20.4% and 13.6% of revenues for the three months ended June 30, 2010 and 2009, respectively. The expense increase for HealthStream Research resulted from additional sales personnel, travel expenses and commissions. The additional sales personnel were hired during the second half of 2009. Our historical experience is that new sales personnel take several quarters to build a pipeline and generate new sales, a process we believe is occurring.
Other General and Administrative. Other general and administrative expenses increased approximately $204,000, or 9.3%, to $2.4 million for the three months ended June 30, 2010 from $2.2 million for the three months ended June 30, 2009. Other general and administrative expenses as a percentage of revenues approximated 14.4% and 15.0% for the three months ended June 30, 2010 and 2009, respectively.
Other general and administrative expenses for HealthStream Learning and HealthStream Research decreased $58,000 and $48,000, respectively, compared to the prior year second quarter. The unallocated corporate portion of other general and administrative expenses increased $310,000 over the prior year quarter, primarily associated with contract labor, professional fees, and rent expense.
Depreciation and Amortization. Depreciation and amortization decreased approximately $14,000, or 1.1%, and approximated $1.2 million for the three months ended June 30, 2010 and 2009, respectively. The decrease resulted from lower depreciation expense, and was partially offset by increased amortization of capitalized software features over the prior year second quarter.
Provision for Income Taxes. The Company recorded a provision for income taxes of approximately $1.0 million for the three months ended June 30, 2010 compared to $132,000 for the three months ended June 30, 2009. The Company’s effective tax rate for the second quarter of 2010 was 42.5%. During the second quarter of 2009, the Company maintained a valuation allowance on its deferred tax assets, and recorded no deferred income tax expense. Substantially all of the valuation allowance was released during the fourth quarter of 2009. Income tax expense for the second quarter of 2009 consisted of the federal alternative minimum tax and state income taxes.
Net Income. Net income was approximately $1.3 million for the three months ended June 30, 2010, compared to $1.7 million for the three months ended June 30, 2009. Net income per diluted share was $0.06 per share for the three months ended June 30, 2010 compared to $0.08 per diluted share for the three months ended June 30, 2009.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Revenues. Revenues increased approximately $3.3 million, or 11.7%, to $31.5 million for the six months ended June 30, 2010 from $28.2 million for the six months ended June 30, 2009. Revenues for 2010 consisted of $21.5 million, or 68% of total revenue, for HealthStream Learning and $10.0 million, or 32% of total revenue, for HealthStream Research. In 2009, revenues consisted of $18.3 million, or 65% of total revenue, for HealthStream Learning and $9.9 million, or 35% of total revenue, for HealthStream Research.
Revenues for HealthStream Learning increased $3.2 million, or 17.7%, over 2009. Revenues from our Internet-based subscription learning products increased by $4.1 million over the prior year, and were comprised of revenue increases from the HLC of $2.3 million and from courseware subscriptions of $1.8 million. Revenues from our Internet-based subscription products increased 26.0% over the prior year due to a higher number of subscribers and more courseware consumption by subscribers. Revenues associated with implementation, development, and consulting services decreased $764,000 from the prior year period, impacted primarily by lower revenues associated with fewer project-based activities. Additionally, revenues from live events, study guides, and other project-based activities collectively declined $155,000 from the prior year due to a de-emphasis on providing these services.
Revenues for HealthStream Research increased $62,000, or 0.6%, over 2009. Revenues from recurring patient surveys increased by $528,000, or 8.3%, over the prior year. Revenues from surveys conducted on annual or bi-annual cycles—namely employee, physician, and community surveys—decreased by $466,000, primarily due to fewer projects than the prior year, as well as changes in the timing and size of the projects.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $872,000, or 8.3%, to $11.4 million for the six months ended June 30, 2010 from $10.5 million for the six months ended June 30, 2009. Cost of revenues as a percentage of revenues was 36.1% of revenues for the six months ended June 30, 2010 compared to 37.2% of revenues for the six months ended June 30, 2009. Cost of revenues for HealthStream Learning increased approximately $406,000 to $6.3 million and approximated 29.4% and 32.3% of revenues for the six months ended June 30, 2010 and 2009, respectively. The overall expense increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, but was partially offset by expense decreases associated with declines in implementation, development, and consulting service revenues. The decline as a percentage of revenue is attributable to the growth in subscription based revenues over the prior year. Cost of revenues for HealthStream Research increased approximately $467,000 to $5.0 million and approximated 50.7% and 46.3% of revenues for the six months ended June 30, 2010 and 2009, respectively. The increase in cost of revenues for HealthStream Research is primarily the result of costs associated with the growth in patient survey revenues over the prior year. Additional costs were also incurred during the second quarter of 2010 to complete projects on schedule in light of unprecedented snow storms experienced in the Baltimore area.

Product Development. Product development expenses increased approximately $267,000, or 9.0%, to $3.3 million for the six months ended June 30, 2010 from $3.0 million for the six months ended June 30, 2009. Product development expenses as a percentage of revenues were 10.3% and 10.6% of revenues for the six months ended June 30, 2010 and 2009, respectively.
Product development expenses for HealthStream Learning decreased approximately $103,000 and approximated 11.1% and 13.6% of revenues for the six months ended June 30, 2010 and 2009, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year, while the expense decrease is the result of lower contract labor costs compared to the prior year. Product development expenses for HealthStream Research increased approximately $214,000 and approximated 7.1% and 5.0% of revenues for the six months ended June 30, 2010 and 2009, respectively. This increase is primarily due to additional personnel associated with product management and with developing and supporting our survey reporting platform, Insights Online. The unallocated portion of product development expenses approximated $156,000 for 2010 and is associated with SimVentures.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $696,000, or 13.1%, to $6.0 million for the six months ended June 30, 2010 from $5.3 million for the six months ended June 30, 2009. Sales and marketing expenses approximated 19.1% and 18.8% of revenues for the six months ended June 30, 2010 and 2009, respectively.
Sales and marketing expenses for HealthStream Learning increased $96,000 and approximated 17.4% and 19.9% of revenues for the six months ended June 30, 2010 and 2009, respectively. Sales and marketing expenses for HealthStream Research increased approximately $576,000, and approximated 21.1% and 15.5% of revenues for the six months ended June 30, 2010 and 2009, respectively. The expense increase for HealthStream Research resulted from additional sales personnel, travel expenses and commissions. The additional sales personnel were hired during the second half of 2009. Our historical experience is that new sales personnel take several quarters to build a pipeline and generate new sales, a process we believe is occurring. These expense increases also impacted the increase as a percentage of revenues for HealthStream Research.
Other General and Administrative. Other general and administrative expenses increased approximately $388,000, or 9.5% to $4.5 million for the six months ended June 30, 2010 from $4.1 million for the six months ended June 30, 2009. Other general and administrative expenses as a percentage of revenues approximated 14.2% and 14.5% for the six months ended June 30, 2010 and 2009, respectively.
Other general and administrative expenses for both HealthStream Learning and HealthStream Research decreased $86,000, respectively, compared to the prior year. The unallocated corporate portion of other general and administrative expenses increased $560,000 over the prior year quarter, primarily associated with contract labor, professional fees, rent expense, and other expenses.
Depreciation and Amortization. Depreciation and amortization increased approximately $110,000, or 4.4%, to $2.6 million for the six months ended June 30, 2010 from $2.5 million for the six months ended June 30, 2009. The increase resulted from increased amortization of capitalized software features over the prior year, and was partially offset by lower depreciation expense.
Provision for Income Taxes. The Company recorded a provision for income taxes of approximately $1.6 million for the six months ended June 30, 2010 compared to $189,000 for the six months ended June 30, 2009. The Company’s effective tax rate for 2010 was 42.5%. During the first half of 2009, the Company maintained a valuation allowance on its deferred tax assets, and recorded no deferred income tax expense. Substantially all of the valuation allowance was released during the fourth quarter of 2009. Income tax expense for 2009 consisted of the federal alternative minimum tax and state income taxes.
Net Income. Net income was approximately $2.2 million for the six months ended June 30, 2010, compared to $2.6 million for the six months ended June 30, 2009. Net income per share was $0.10 per share for the six months ended June 30, 2010 compared to $0.12 per share for the six months ended June 30, 2009.
Liquidity and Capital Resources
Net cash provided by operating activities was approximately $7.9 million and $5.9 million during the six months ended June 30, 2010 and 2009, respectively. Our primary sources of cash were generated from receipts from the sales of our products and services. In addition, we received $560,000 of cash associated with a renewed lease for our Nashville, Tennessee office, which is classified on the balance sheet under accrued liabilities and other long term liabilities. Our days sales outstanding (“DSO”) which we calculate by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter, approximated 53 days for the second quarter of 2010 compared to 58 days for the second quarter of 2009 and 72 days for the first quarter of 2010. The decrease in DSO compared to the first quarter of 2010 is a result of the collection of outstanding balances with several customers that were billed in advance during the first quarter of 2010 for annual fees rather than on a monthly subscription basis. The primary uses of cash to fund our operations for the six months ended June 30, 2010 and 2009 included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $1.5 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively. The primary uses of cash for the six months ended June 30, 2010 were associated with capitalized software feature enhancements of $1.0 million and property and equipment purchases of $510,000. The primary uses of cash for the six months ended June 30, 2009 were associated with property and equipment purchases of $722,000 and capitalized software feature enhancements of $665,000. These uses of cash were associated with technology investments in our platform products.
Cash provided by financing activities was approximately $122,000 for the six months ended June 30, 2010, while approximately $373,000 of cash was used during the six months ended June 30, 2009. The primary uses of cash for the six months ended June 30, 2010 and 2009 related to payments under a promissory note and capital lease obligations. The primary source of cash from financing activities for the six months ended June 30, 2010 resulted from proceeds associated with the exercise of employee stock options.
Our revenues increased and our operating income improved over the prior year period, and our balance sheet reflects positive working capital of $16.7 million at June 30, 2010 compared to $10.7 million at December 31, 2009. The improvement in working capital is primarily associated with increases in cash and cash equivalents resulting from the net cash provided by operating activities mentioned above. Current assets increased approximately $6.5 million during the first six months of 2010 primarily due to increases in cash balances, while current liabilities increased approximately $500,000 during the first six months of 2010 resulting primarily from increases in deferred revenue, but was partially offset by reductions in accounts payable and accrued liabilites. Our primary source of liquidity is $18.8 million of cash and cash equivalents. We also have a $15.0 million revolving credit facility loan agreement, all of which was available at June 30, 2010.
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
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of June 30, 2010, our outstanding indebtedness included approximately $7,000 of capital lease obligations. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 190 or 220 basis points determined in accordance with a pricing grid, but has a minimum interest rate of not less than three percent. We are also exposed to market risk with respect to our cash balances. At June 30, 2010, the Company had cash and cash equivalents totaling approximately $18.8 million. Current investment rates of return approximate 0.10%. Assuming a 0.10% rate of return on $18.8 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $1,900.
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
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On February 23, 2010, the Company’s Board of Directors authorized the Company to purchase up to $4,000,000 of its common stock over a one year period. The table below sets forth activity under the stock repurchase plan for the quarter ended June 30, 2010:

				(d)
			(c)	Maximum number (or
			Total number of shares (or	approximate dollar value)
	(a)	(b)	units) purchased as part of	of shares (or units) that
	Total number of	Average price paid per	publicly announced plans or	may yet be purchased under
Period	shares (or units)	share (or unit)	programs	the plans or programs
Month # 4 (April 1 — April 30)	—	$—	—	$4,000,000

Month # 5 (May 1 — May 31)	—	—	—	4,000,000

Month # 6 (June 1 — June 30)	—	—	—	4,000,000

Total	—	$—	—	$4,000,000

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

HEALTHSTREAM, INC.
August 9, 2010	By:	/s/ Gerard M. Hayden, Jr.
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