Form 10-Q
period 2010-09-30
HEALTHSTREAM INC
filed 2010-11-08
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of November 5, 2010, 21,805,210 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,443,367	$12,287,059
Restricted cash	42,843	65,855
Accounts receivable, net of allowance for doubtful accounts of $110,636 and $140,559 at September 30, 2010 and December 31, 2009, respectively	10,977,078	9,577,409
Accounts receivable — unbilled	1,584,906	1,638,326
Deferred tax assets, current	2,734,787	2,830,477
Prepaid royalties, net of amortization	1,769,951	2,084,154
Prepaid development fees, net of amortization	460,492	419,189
Other prepaid expenses and other current assets	1,104,357	988,390

Total current assets	40,117,781	29,890,859
Property and equipment:
Equipment	13,449,618	14,121,140
Leasehold improvements	2,085,458	2,004,822
Furniture and fixtures	1,821,832	1,689,350

	17,356,908	17,815,312
Less accumulated depreciation and amortization	(14,963,299)	(14,881,423)

	2,393,609	2,933,889

Capitalized software feature enhancements, net of accumulated amortization of $5,417,767 and $3,993,689 at September 30, 2010 and December 31, 2009, respectively	4,343,978	4,181,858
Goodwill	21,146,864	21,146,864
Intangible assets, net of accumulated amortization of $7,806,352 and $7,096,196 at September 30, 2010 and December 31, 2009, respectively	3,080,790	3,790,946
Deferred tax assets, noncurrent	6,383,890	8,626,400
Other assets	298,276	431,464

Total assets	$77,765,188	$71,002,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$822,254	$1,552,101
Accrued liabilities	2,841,541	3,322,794
Accrued compensation and related expenses	961,360	1,401,604
Commercial support liabilities	194,135	350,792
Deferred revenue	17,103,363	12,233,876
Current portion of long-term debt	—	306,942
Current portion of capital lease obligations	5,939	8,905

Total current liabilities	21,928,592	19,177,014

Other long-term liabilities	477,949	—
Capital lease obligations, less current portion	—	4,362
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,760,210 and 21,623,350 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	96,994,032	96,406,765
Accumulated deficit	(41,635,385)	(44,585,861)

Total shareholders’ equity	55,358,647	51,820,904

Total liabilities and shareholders’ equity	$77,765,188	$71,002,280

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2010	2009

Revenues, net	$16,616,445	$14,105,033
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	6,274,483	5,407,778
Product development	1,749,876	1,620,165
Sales and marketing	3,357,956	2,624,805
Other general and administrative expenses	2,401,599	2,067,473
Depreciation and amortization	1,142,536	1,305,351

Total operating costs and expenses	14,926,450	13,025,572

Income from operations	1,689,995	1,079,461

Other income (expense):
Interest and other income	4,302	3,588
Interest and other expense	(9,832)	(12,637)

Total other expense	(5,530)	(9,049)

Income before income taxes	1,684,465	1,070,412
Income tax provision	888,562	47,315

Net income	$795,903	$1,023,097

Net income per share:
Basic	$0.04	$0.05

Diluted	$0.04	$0.05

Weighted average shares of common stock outstanding:
Basic	21,806,581	21,464,317

Diluted	22,510,679	21,931,952

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

Revenues, net	$48,114,166	$42,307,763
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	17,642,842	15,903,678
Product development	4,998,970	4,602,008
Sales and marketing	9,368,641	7,940,101
Other general and administrative expenses	6,885,537	6,163,078
Depreciation and amortization	3,768,795	3,821,716

Total operating costs and expenses	42,664,785	38,430,581

Income from operations	5,449,381	3,877,182

Other income (expense):
Interest and other income	12,802	19,865
Interest and other expense	(31,149)	(31,869)

Total other expense	(18,347)	(12,004)

Income before income taxes	5,431,034	3,865,178
Income tax provision	2,480,558	236,435

Net income	$2,950,476	$3,628,743

Net income per share:
Basic	$0.14	$0.17

Diluted	$0.13	$0.17

Weighted average shares of common stock outstanding:
Basic	21,759,301	21,409,725

Diluted	22,357,918	21,708,521

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2010

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at December 31, 2009	21,623,350	$96,406,765	$(44,585,861)	$51,820,904
Net income	—	—	2,950,476	2,950,476
Stock based compensation expense	—	498,153	—	498,153
Repurchase of common stock	(77,790)	(379,418)	—	(379,418)
Exercise of stock options	214,650	468,532	—	468,532

Balance at September 30, 2010	21,760,210	$96,994,032	$(41,635,385)	$55,358,647

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$2,950,476	$3,628,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,768,795	3,821,716
Stock based compensation expense	498,153	454,568
Provision for doubtful accounts	20,000	150,000
Deferred income taxes	2,338,200	—
Realized loss on disposal of property and equipment	1,011	419
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(1,366,249)	(1,460,386)
Restricted cash	23,012	(5,277)
Prepaid royalties	314,203	(26,633)
Prepaid development fees	(286,442)	(121,264)
Other prepaid expenses and other current assets	(115,967)	(152,548)
Other assets	133,188	69,996
Accounts payable	(729,847)	(683,696)
Accrued liabilities and accrued compensation and related expenses	(921,497)	800,230
Commercial support liabilities	(156,657)	(240,606)
Other long-term liabilities	477,949	—
Deferred revenue	4,869,487	1,780,463

Net cash provided by operating activities	11,817,815	8,015,725

INVESTING ACTIVITIES:
Payments associated with capitalized software feature enhancements	(1,586,197)	(846,661)
Purchases of property and equipment, net	(850,154)	(823,433)

Net cash used in investing activities	(2,436,351)	(1,770,094)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	468,532	310,134
Repurchase of common stock	(379,418)	—
Payments on long-term debt	(306,942)	(541,417)
Payments on capital lease obligations	(7,328)	(15,952)

Net cash used in financing activities	(225,156)	(247,235)

Net increase in cash and cash equivalents	9,156,308	5,998,396
Cash and cash equivalents at beginning of period	12,287,059	4,106,612

Cash and cash equivalents at end of period	$21,443,367	$10,105,008

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
During the nine months ended September 30, 2010 and 2009, the Company recorded a provision for income taxes of $2,480,558 and $236,435, respectively. The Company’s effective tax rate for the nine months ended September 30, 2010 was 45.7%. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences. The Company’s effective tax rate for the nine months ended September 30, 2009 was substantially less than the statutory rate because the Company previously maintained a valuation allowance for its net operating loss (“NOL”) carryforwards and other deferred tax assets. The Company released substantially all of its valuation allowance against its deferred tax assets at December 31, 2009.
4. STOCK BASED COMPENSATION
The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options. The Company uses the Black Scholes option pricing model for calculating the fair value of awards issued under its stock based compensation plans. During the nine months ended September 30, 2010, the Company granted 319,000 stock options with a weighted average grant date fair value of $2.07. During the nine months ended September 30, 2009, the Company granted 289,000 stock options with a weighted average grant date fair value of $1.17. The fair value of stock based awards granted during the nine months ended September 30, 2010 and 2009 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

	Nine Months Ended
	September 30,
	2010	2009
Risk-free interest rate	2.39 - 2.49%	1.73 - 3.22%
Expected dividend yield	0.0%	0.0%
Expected life	5 - 7 years	5 - 7 years
Expected forfeiture rate	0-10%	0-20%
Volatility	55%	60%

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. STOCK BASED COMPENSATION (continued)
Total stock based compensation expense recorded for the three and nine months ended September 30, 2010 and 2009, which is recorded in the condensed consolidated statements of income, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenues (excluding depreciation and amortization)	$9,149	$8,299	$27,917	$21,790
Product development	31,865	30,353	95,817	93,341
Sales and marketing	40,043	44,621	126,095	132,372
Other general and administrative	84,546	74,894	248,324	207,065

Total stock based compensation expense	$165,603	$158,167	$498,153	$454,568

5. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 0.3 million and 0.5 million for the three and nine months ended September 30, 2010, respectively, and approximately 1.0 million and 1.8 million for the three and nine months ended September 30, 2009, respectively.
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income	$795,903	$1,023,097	$2,950,476	$3,628,743

Denominator:
Weighted average shares outstanding:
Basic	21,806,581	21,464,317	21,759,301	21,409,725
Employee stock options	704,098	467,635	598,617	298,796

Diluted	22,510,679	21,931,952	22,357,918	21,708,521

Net income per share:
Basic	$0.04	$0.05	$0.14	$0.17

Diluted	$0.04	$0.05	$0.13	$0.17

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. COLLABORATIVE ARRANGEMENT
On June 23, 2010, the Company announced the formation of SimVentures, a collaborative arrangement between HealthStream and Laerdal Medical Corporation. SimVentures will offer products and services aimed at accelerating the global adoption of simulation-based learning by healthcare providers—with a focus on improving clinical competencies and patient outcomes. The Company will receive 50 percent of the profits or losses generated from the collaborative arrangement. A legal entity was not formed as part of the collaborative arrangement, therefore, the Company will account for SimVentures as a collaborative arrangement in accordance with applicable accounting guidance. SimVentures is currently in the product development phase, and sales activity is expected to commence during 2011. During the three and nine months ended September 30, 2010, the Company recorded approximately $90,000 and $270,000, respectively of expenses related to the collaborative arrangement, which are primarily recorded in the product development category within the statements of income.
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
The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The three and nine months ended September 30, 2010 includes approximately $90,000 and $270,000, respectively, of expenses associated with SimVentures, and is included in the Unallocated section of the tables below.
The following is the Company’s business segment information as of and for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Learning	$11,527,548	$9,477,749	$33,069,814	$27,786,872
Research	5,088,897	4,627,284	15,044,352	14,520,891

Total net revenue	$16,616,445	$14,105,033	$48,114,166	$42,307,763

Income from operations
Learning	$3,685,573	$2,438,703	$11,033,240	$6,927,080
Research	39,119	567,089	664,543	2,427,436
Unallocated	(2,034,697)	(1,926,331)	(6,248,402)	(5,477,334)

Total income from operations	$1,689,995	$1,079,461	$5,449,381	$3,877,182

	September 30, 2010	December 31, 2009
Segment assets *
Learning	$17,997,683	$18,185,466
Research	26,409,578	26,209,873
Unallocated	33,357,927	26,606,941

Total assets	$77,765,188	$71,002,280

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software feature enhancements, certain property and equipment, and intangible assets. Cash and cash equivalents are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are also included within Unallocated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We primarily provide our services to healthcare organizations and, to a lesser extent, pharmaceutical and medical device companies and other participants within the healthcare industry. Our services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). HealthStream Learning products and services include our Internet-based HealthStream Learning Center® (“HLC”), authoring tools, courseware subscriptions, online training and content development, online sales training courses, live events, HospitalDirect® and other products focused on education and training to serve professionals that work within healthcare organizations. HealthStream Research provides a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and members of the community. Our learning solutions help healthcare organizations improve their required regulatory training, while also offering an opportunity to train their employees in multiple clinical areas. Our research products provide customers valuable insight into measuring quality and satisfaction of physicians, patients, employees, and members of the community.
Key financial and operational indicators for the third quarter of 2010 include:
•	Revenues of $16.6 million in the third quarter of 2010, up approximately 18% over the third quarter of 2009

•	Operating income of $1.7 million in the third quarter of 2010, up approximately 57% over the third quarter of 2009

•	Net income of $796,000 and diluted earnings per share (EPS) of $0.04 per share in the third quarter of 2010—which is the amount after deducting $889,000, or $0.04 per share, of income tax provision, compared to net income of $1.0 million and diluted EPS of $0.05 per share in the third quarter of 2009—which is the amount after deducting $47,000 of income tax provision

•	Adjusted EBITDA of $3.0 million in the third quarter of 2010, up approximately 18% from $2.5 million in the third quarter of 2009
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with US GAAP. These accounting principles require us to make certain estimates, judgments and assumptions during the preparation of our financial statements. We believe the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

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
Product Development. Product development expenses consist primarily of salaries and employee benefits, contract labor, stock based compensation, content acquisition costs before technological feasibility is achieved, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training, delivery and administration platforms. In addition, product development expenses are associated with the development of new software feature enhancements and new products. Personnel costs within product development include our systems, application development, and quality assurance teams, product managers, and other personnel associated with content and product development. In addition, a significant portion of the SimVentures expenses is also included within product development. SimVentures is a collaborative arrangement between HealthStream and Laerdal Medical Corporation, and will offer products and services aimed at accelerating the global adoption of simulation-based learning by healthcare providers—with a focus on improving clinical competencies and patient outcomes.
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. Personnel costs within sales and marketing include our HealthStream Learning and HealthStream Research sales teams, strategic account management, consultants, and marketing personnel, as well as our account management group.
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
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Revenues. Revenues increased approximately $2.5 million, or 17.8%, to $16.6 million for the three months ended September 30, 2010 from $14.1 million for the three months ended September 30, 2009. Revenues for 2010 consisted of $11.5 million, or 69% of total revenue, for HealthStream Learning and $5.1 million, or 31% of total revenue, for HealthStream Research. In 2009, revenues consisted of $9.5 million, or 67% of total revenue, for HealthStream Learning and $4.6 million, or 33% of total revenue, for HealthStream Research.
Revenues for HealthStream Learning increased $2.0 million, or 21.6%, over the third quarter of 2009. Revenues from our Internet-based subscription learning products increased by $2.3 million over the prior year third quarter, and were comprised of revenue increases from the HLC of $1.1 million and from courseware subscriptions of $1.2 million. Revenues from our Internet-based subscription products increased 27% over the prior year third quarter due to a higher number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased to 2,175,000 fully-implemented subscribers and 2,365,000 contracted subscribers at September 30, 2010 compared to 1,915,000 fully-implemented subscribers and 2,008,000 contracted subscribers at September 30, 2009. “Contracted subscribers” include both those already implemented (2,175,000 and 1,915,000 at September 30, 2010 and 2009, respectively) and those in the process of implementation (190,000 and 93,000 at September 30, 2010 and 2009, respectively). Revenues associated with implementation, development, and consulting services decreased $132,000 from the prior year third quarter, impacted primarily by lower revenues associated with fewer project-based activities. Other project-based revenues decreased $139,000 from the prior year third quarter.
Revenues for HealthStream Research increased $462,000, or 10.0%, over the third quarter of 2009. Revenues from recurring patient surveys increased by $349,000, or 10.7%, over the prior year third quarter, due to sales growth with new customers. Revenues from surveys conducted on annual or bi-annual cycles—namely employee, physician, and community surveys—collectively increased by $113,000, or 8.2%, over the third quarter of 2009.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $867,000, or 16.0%, to $6.3 million for the three months ended September 30, 2010 from $5.4 million for the three months ended September 30, 2009. Cost of revenues as a percentage of revenues was 37.8% of revenues for the three months ended September 30, 2010 compared to 38.3% of revenues for the three months ended September 30, 2009.
Cost of revenues for HealthStream Learning increased approximately $439,000 to $3.5 million and approximated 30.2% and 32.1% of revenues for the three months ended September 30, 2010 and 2009, respectively. The expense increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, while the decline as a percentage of revenue is attributable to the growth in subscription based revenues over the prior year third quarter. Cost of revenues for HealthStream Research increased approximately $427,000 to $2.8 million and approximated 54.9% and 51.1% of revenues for the three months ended September 30, 2010 and 2009, respectively. The increase in cost of revenues for HealthStream Research is primarily the result of costs associated with the growth in patient survey volume over the prior year third quarter.
Product Development. Product development expenses increased approximately $130,000, or 8.0%, to $1.7 million for the three months ended September 30, 2010 from $1.6 million for the three months ended September 30, 2009. Product development expenses as a percentage of revenues were 10.5% and 11.5% of revenues for the three months ended September 30, 2010 and 2009, respectively.
Product development expenses for HealthStream Learning decreased approximately $108,000 and approximated 11.1% and 14.6% of revenues for the three months ended September 30, 2010 and 2009, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year third quarter, and the decrease in amount is due to lower personnel expenses associated with platform maintenance. Product development expenses for HealthStream Research increased approximately $152,000 and approximated 7.6% and 5.1% of revenues for the three months ended September 30, 2010 and 2009, respectively. This increase is primarily due to additional personnel associated with developing and supporting our survey reporting platform, Insights Online. The unallocated portion of product development expenses approximated $85,000 for the third quarter of 2010 and is associated with SimVentures.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $733,000, or 27.9%, to $3.4 million for the three months ended September 30, 2010 from $2.6 million for the three months ended September 30, 2009. Sales and marketing expenses approximated 20.2% and 18.6% of revenues for the three months ended September 30, 2010 and 2009, respectively.

Sales and marketing expenses for HealthStream Learning increased $352,000 and approximated 18.3% and 18.5% of revenues for the three months ended September 30, 2010 and 2009, respectively. This expense increase is primarily due to commissions associated with better sales performance compared to the prior year third quarter. Sales and marketing expenses for HealthStream Research increased approximately $356,000, and approximated 22.4% and 17.0% of revenues for the three months ended September 30, 2010 and 2009, respectively. The expense increase for HealthStream Research resulted from additional sales personnel, travel expenses and commissions. The increase in commissions is the result of better sales performance compared to the prior year third quarter.
Other General and Administrative. Other general and administrative expenses increased approximately $334,000, or 16.2%, to $2.4 million for the three months ended September 30, 2010 from $2.1 million for the three months ended September 30, 2009. Other general and administrative expenses as a percentage of revenues approximated 14.5% and 14.7% for the three months ended September 30, 2010 and 2009, respectively.
Other general and administrative expenses for HealthStream Learning increased $79,000 over the prior year third quarter, while HealthStream Research decreased $13,000 compared to the prior year third quarter. The unallocated corporate portion of other general and administrative expenses increased $268,000 over the prior year third quarter, primarily associated with contract labor, software maintenance renewal fees, professional fees, and rent expense.
Depreciation and Amortization. Depreciation and amortization decreased approximately $163,000, or 12.5%, to $1.1 million for the three months ended September 30, 2010 from $1.3 million for the three months ended September 30, 2009. The decrease resulted from lower depreciation expense associated with certain assets reaching the end of their useful lives, and was partially offset by increased amortization of capitalized software features over the prior year third quarter.
Provision for Income Taxes. The Company recorded a provision for income taxes of approximately $889,000 for the three months ended September 30, 2010 compared to $47,000 for the three months ended September 30, 2009. The Company’s effective tax rate for the third quarter of 2010 was 52.8%. During the third quarter of 2010, the Company revised its effective tax rate estimate, which resulted in a higher effective tax rate during the third quarter compared to the estimated rate used during the first half of 2010. The Company estimates the full year 2010 effective tax rate to range between 43 and 46 percent. Actual tax payments will be substantially less than our income tax provision as we continue to utilize our federal and state net operating loss carry-forwards of approximately $26 million and $21 million, respectively, to offset taxable income. During the third quarter of 2009, the Company maintained a valuation allowance on its deferred tax assets, and recorded no deferred income tax expense. Substantially all of the valuation allowance was released during the fourth quarter of 2009. Income tax expense for the third quarter of 2009 consisted of the federal alternative minimum tax and state income taxes.
Net Income. Net income was approximately $796,000 for the three months ended September 30, 2010, compared to $1.0 million for the three months ended September 30, 2009. Net income per diluted share was $0.04 per share for the three months ended September 30, 2010 compared to $0.05 per diluted share for the three months ended September 30, 2009.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Revenues. Revenues increased approximately $5.8 million, or 13.7%, to $48.1 million for the nine months ended September 30, 2010 from $42.3 million for the nine months ended September 30, 2009. Revenues for 2010 consisted of $33.1 million, or 69% of total revenue, for HealthStream Learning and $15.0 million, or 31% of total revenue, for HealthStream Research. In 2009, revenues consisted of $27.8 million, or 66% of total revenue, for HealthStream Learning and $14.5 million, or 34% of total revenue, for HealthStream Research.
Revenues for HealthStream Learning increased $5.3 million, or 19.0%, over 2009. Revenues from our Internet-based subscription learning products increased by $6.5 million over the prior year, and were comprised of revenue increases from the HLC of $3.4 million and from courseware subscriptions of $3.1 million. Revenues from our Internet-based subscription products increased 26.4% over the prior year due to a higher number of subscribers and more courseware consumption by subscribers. Revenues associated with implementation, development, and consulting services decreased $896,000 from the prior year, and were impacted primarily by lower revenues associated with fewer project-based activities. Additionally, revenues from live events, study guides, and other project-based activities collectively declined $294,000 from the prior year due to a de-emphasis on providing these services.
Revenues for HealthStream Research increased $523,000, or 3.6%, over 2009. Revenues from recurring patient surveys increased by $876,000, or 9.1%, over the prior year, primarily due to sales growth with new customers. Revenues from surveys conducted on annual or bi-annual cycles—namely employee, physician, and community surveys—decreased by $353,000, primarily due to fewer projects than the prior year, as well as changes in the timing and size of the projects.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $1.7 million, or 10.9%, to $17.6 million for the nine months ended September 30, 2010 from $15.9 million for the nine months ended September 30, 2009. Cost of revenues as a percentage of revenues was 36.7% of revenues for the nine months ended September 30, 2010 compared to 37.6% of revenues for the nine months ended September 30, 2009. Cost of revenues for HealthStream Learning increased approximately $845,000 to $9.8 million and approximated 29.6% and 32.2% of revenues for the nine months ended September 30, 2010 and 2009, respectively. The overall expense increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, but was partially offset by expense decreases associated with the decline in implementation, development, and consulting service revenues. The decline as a percentage of revenue is attributable to the growth in subscription based revenues over the prior year. Cost of revenues for HealthStream Research increased approximately $894,000 to $7.8 million and approximated 52.1% and 47.8% of revenues for the nine months ended September 30, 2010 and 2009, respectively. The increase in cost of revenues for HealthStream Research is primarily the result of costs associated with the growth in patient survey volume over the prior year. Additional costs were also incurred by our interview center operation during the second quarter of 2010 to complete projects on schedule in light of unprecedented snow storms experienced in the Baltimore area.
Product Development. Product development expenses increased approximately $397,000, or 8.6%, to $5.0 million for the nine months ended September 30, 2010 from $4.6 million for the nine months ended September 30, 2009. Product development expenses as a percentage of revenues were 10.4% and 10.9% of revenues for the nine months ended September 30, 2010 and 2009, respectively.
Product development expenses for HealthStream Learning decreased approximately $211,000 and approximated 11.1% and 13.9% of revenues for the nine months ended September 30, 2010 and 2009, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year, while the expense decrease is the result of lower personnel expense and contract labor associated with platform maintenance compared to the prior year. Product development expenses for HealthStream Research increased approximately $366,000 and approximated 7.3% and 5.0% of revenues for the nine months ended September 30, 2010 and 2009, respectively. This increase is primarily due to additional personnel associated with product management and with developing and supporting our survey reporting platform, Insights Online. The unallocated portion of product development expenses was approximately $241,000 for the nine months ended September 30, 2010 and is associated with SimVentures.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $1.4 million, or 18.0%, to $9.4 million for the nine months ended September 30, 2010 from $7.9 million for the nine months ended September 30, 2009. Sales and marketing expenses approximated 19.5% and 18.8% of revenues for the nine months ended September 30, 2010 and 2009, respectively.
Sales and marketing expenses for HealthStream Learning increased $448,000 and approximated 17.7% and 19.4% of revenues for the nine months ended September 30, 2010 and 2009, respectively. The expense increase is primarily associated with increased commissions due to better sales performance compared to the prior year. Sales and marketing expenses for HealthStream Research increased approximately $932,000, and approximated 21.6% and 15.9% of revenues for the nine months ended September 30, 2010 and 2009, respectively. The expense increase for HealthStream Research resulted from additional sales personnel, travel expenses and commissions. The additional sales personnel were hired during the second half of 2009. Our historical experience is that new sales personnel take several quarters to build a pipeline and generate new sales, a process we believe is occurring. These expense increases also impacted the increase as a percentage of revenues for HealthStream Research.
Other General and Administrative. Other general and administrative expenses increased approximately $722,000, or 11.7% to $6.9 million for the nine months ended September 30, 2010 from $6.2 million for the nine months ended September 30, 2009. Other general and administrative expenses as a percentage of revenues approximated 14.3% and 14.6% for the nine months ended September 30, 2010 and 2009, respectively.
Other general and administrative expenses for both HealthStream Learning and HealthStream Research decreased $7,000 and $99,000, respectively, compared to the prior year. The unallocated corporate portion of other general and administrative expenses increased $828,000 over the prior year, primarily associated with contract labor, software maintenance renewal fees, professional fees, rent expense, and other expenses.
Depreciation and Amortization. Depreciation and amortization decreased approximately $53,000, or 1.4%, and approximated $3.8 million for both the nine months ended September 30, 2010 and 2009. The decrease resulted from lower depreciation expense associated with certain assets reaching the end of their useful lives, and was partially offset by increased amortization of capitalized software features over the prior year.
Provision for Income Taxes. The Company recorded a provision for income taxes of approximately $2.5 million for the nine months ended September 30, 2010 compared to $236,000 for the nine months ended September 30, 2009. The Company’s effective tax rate for the nine months ended September 30, 2010 was 45.7%. During 2009, the Company maintained a valuation allowance on its deferred tax assets, and recorded no deferred income tax expense. Substantially all of the valuation allowance was released during the fourth quarter of 2009. Income tax expense for 2009 consisted of the federal alternative minimum tax and state income taxes.
Net Income. Net income was approximately $3.0 million for the nine months ended September 30, 2010, compared to $3.6 million for the nine months ended September 30, 2009. Net income per diluted share was $0.13 per share for the nine months ended September 30, 2010 compared to $0.17 per diluted share for the nine months ended September 30, 2009.
Adjusted EBITDA (which we define as net income before interest, income taxes, stock-based compensation, and depreciation and amortization) was approximately $3.0 and $9.7 million for the three and nine months ended September 30, 2010, respectively, compared to $2.5 and $8.2 million for the three and nine months ended September 30, 2009, respectively. This improvement is consistent with the factors mentioned in management’s discussion and analysis of financial condition and results of operations herewith. Our reconciliation of this calculation to measures under US GAAP is listed in the table below.
In order to better assess the Company’s financial results, management believes that income before interest, income taxes, stock-based compensation, depreciation and amortization (“adjusted EBITDA”) is an appropriate measure for evaluating the operating performance of the Company at this stage in its life cycle because adjusted EBITDA reflects net income adjusted for non-cash and non-operating items. Adjusted EBITDA is also used by many investors and securities analysts to assess the Company’s results from current operations. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure of financial performance under US GAAP. Because adjusted EBITDA is not a measurement determined in accordance with US GAAP, it is susceptible to varying calculations. Accordingly, adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
The Company understands that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluation of companies, this measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for an analysis of the Company’s results as reported under US GAAP. For example, adjusted EBITDA does not reflect cash expenditures, or future requirements for capital expenditures or contractual commitments; it does not reflect non-cash components of employee compensation; it does not reflect changes in, or cash requirements for, our working capital needs; and due to the Company’s utilization of federal and state net operating loss carryforwards in 2009 and 2010, actual cash income tax payments have been significantly less than the tax provision recorded in accordance with US GAAP, and income tax payments will continue to be less than the income tax provision until our existing federal and state net operating loss carryforwards have been fully utilized or have expired.
Management compensates for the inherent limitations associated with using adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with US GAAP, and reconciliation adjusted EBITDA to net income, the most directly comparable US GAAP measure.
Income before interest, taxes, stock-based compensation, depreciation and amortization, or adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$795,903	$1,023,097	$2,950,476	$3,628,743
Interest income	(4,302)	(3,588)	(11,235)	(19,865)
Interest expense	9,832	12,637	31,149	31,869
Income taxes	888,562	47,315	2,480,558	236,435
Stock-based compensation expense	165,603	158,167	498,153	454,568
Depreciation and amortization	1,142,536	1,305,351	3,768,795	3,821,716

Income before interest, taxes, share-based compensation, depreciation and amortization	$2,998,134	$2,542,979	$9,717,896	$8,153,466

Liquidity and Capital Resources
Net cash provided by operating activities was approximately $11.8 million and $8.0 million during the nine months ended September 30, 2010 and 2009, respectively. Our primary sources of cash were receipts generated from the sales of our products and services. In addition, we received $560,000 of cash associated with a renewed lease for our Nashville, Tennessee office, of which the unamortized portion is classified on the balance sheet under accrued liabilities and other long-term liabilities. Our days sales outstanding (“DSO”) which we calculate by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter, approximated 61 days for the third quarter of 2010 compared to 64 days for the third quarter of 2009 and 53 days for the second quarter of 2010. The increase in DSO compared to the second quarter of 2010 is associated with higher balances with several customers that were billed in advance during the third quarter of 2010 for annual fees rather than on a monthly subscription basis. The primary uses of cash to fund our operations for the nine months ended September 30, 2010 and 2009 included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.
Net cash used in investing activities was approximately $2.4 million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively. The primary uses of cash for the nine months ended September 30, 2010 were associated with capitalized software feature enhancements of $1.6 million and property and equipment purchases of $850,000. The primary uses of cash for the nine months ended September 30, 2009 were associated with capitalized software feature enhancements of $847,000 and property and equipment purchases of $823,000. These uses of cash were associated with technology investments in our platform products.
Cash used in financing activities was approximately $225,000 and $247,000 for the nine months ended September 30, 2010 and 2009, respectively. The primary uses of cash for the nine months ended September 30, 2010 related to repurchases of common stock and payments under a promissory note and capital lease obligations. The primary uses of cash for the nine months ended September 30, 2009 related to payments under a promissory note and capital lease obligations. The primary source of cash from financing activities for the nine months ended September 30, 2010 and 2009 resulted from proceeds associated with the exercise of employee stock options.
Our revenues increased and our operating income improved over the prior year period, and our balance sheet reflects positive working capital of $18.2 million at September 30, 2010 compared to $10.7 million at December 31, 2009. The improvement in working capital is primarily associated with increases in cash and cash equivalents resulting from the net cash provided by operating activities mentioned above. Current assets increased approximately $10.2 million during the first nine months of 2010 primarily due to increases in cash balances and accounts receivable, while current liabilities increased approximately $2.8 million during the first nine months of 2010 resulting primarily from increases in deferred revenue, but was partially offset by reductions in accounts payable and accrued liabilites. Our primary source of liquidity is $21.4 million of cash and cash equivalents. We also have a $15.0 million revolving credit facility loan agreement, all of which was available at September 30, 2010.
We believe that our existing cash and cash equivalents, restricted cash, related interest receivable, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. As part of our growth strategy, we review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity or debt securities and/or borrowings under our revolving credit facility, or another facility, to finance any future acquisitions. The issuance of our stock as consideration for an acquisition would have a dilutive effect and could adversely affect our stock price. Because we have no material debt or outstanding borrowings under our revolving credit facility, our balance sheet is unleveraged. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. The credit markets have been experiencing extreme volatility and disruption, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of September 30, 2010, our outstanding indebtedness included approximately $6,000 of capital lease obligations. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 190 or 220 basis points determined in accordance with a pricing grid, but has a minimum interest rate of not less than three percent. We are also exposed to market risk with respect to our cash balances. At September 30, 2010, the Company had cash and cash equivalents totaling approximately $21.4 million. Current investment rates of return approximate 0.10%. Assuming a 0.10% rate of return on $21.4 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $2,100.
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
On February 23, 2010, the Company’s Board of Directors authorized the Company to purchase up to $4,000,000 of its common stock over a one year period. The table below sets forth activity under the stock repurchase plan for the quarter ended September 30, 2010:

				(d)
			(c)	Maximum number (or
	(a)		Total number of shares (or	approximate dollar value) of
	Total number of	(b)	units) purchased as part of	shares (or units) that may yet be
	shares (or units)	Average price paid per share	publicly announced plans or	purchased under the plans or
Period	purchased	(or unit)(1)	programs	programs
Month # 7 (July 1 - July 31)	—	$—	—	$4,000,000
Month # 8 (August 1 - August 31)	7,600	4.84	7,600	3,963,004
Month # 9 (September 1 - September 30)	70,190	4.85	70,190	3,620,582

Total	77,790	$4.85	77,790	$3,620,582

(1)	—	The weighted average price paid per share of common stock does not include the cost of broker commissions.

Item 6.	Exhibits
(a)	Exhibits
31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.
November 8, 2010	By:	/s/ Gerard M. Hayden, Jr.
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