Form 10-K
period 2010-12-31
HEALTHSTREAM INC
filed 2011-03-23
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the NASDAQ Global Market on June 30, 2010 was $71,681,232. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of March 22, 2011, there were 21,931,535 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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
Item 1. Business
OVERVIEW AND HISTORY
HealthStream, Inc. (HealthStream or the Company) provides Internet-based learning and research solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Our learning products are used by healthcare organizations to meet a broad range of their training, certification, and development needs, while our research products provide our customers information about patients’ experiences, workforce engagement, physician relations, and community perceptions of their services. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. Our customer base across both our learning and research business units includes over 2,500 healthcare organizations (predominately acute-care facilities) throughout all 50 states of the United States.
The Company’s core learning product is the HealthStream Learning Center® (HLC), our proprietary learning platform provided through the Internet via software-as-a-service. At December 31, 2010, HealthStream had approximately 2.45 million contracted, primarily hospital-based subscribers, to the HLC. We deliver educational activities and training courseware to our customers through the HLC platform. Our research products and service offerings include quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, physicians, employees, and members of the community. The Company’s core research product is the Patient Insights™ survey, which accounts for approximately half of our research product business.
Headquartered in Nashville, Tennessee, the Company was incorporated in 1990 and began providing its Internet-based solutions in 1999 and its survey and research solutions in 2005. Including an additional office in Laurel, Maryland, HealthStream had 356 full-time and 76 part-time employees as of December 31, 2010. HealthStream has evolved from a company with an initial focus on technology-based training to a company providing outcomes-focused learning and research solutions to the nation’s healthcare providers.
INDUSTRY BACKGROUND
According to the deputy director of the National Health Statistics Group at the Centers for Medicare and Medicaid Services (CMS), spending in the healthcare industry reached approximately $2.5 trillion in 2009, or 17.6 percent of the gross domestic product. Hospital care expenditures accounted for approximately 30 percent of the $2.5 trillion industry. Approximately 14.3 million professionals are employed in the healthcare segment of the domestic economy, with approximately 5.3 million employed in acute-care hospitals, our target market for our learning and research products. As of December 31, 2010, approximately 2.45 million, or 46 percent, of these healthcare professionals were contracted to use our Internet-based HLC platform.
All of the 5.3 million hospital-based healthcare professionals that work in the nation’s approximately 5,000 acute-care hospitals are required by federal mandates and accrediting bodies to complete training in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA) and The Joint Commission (an independent, not-for-profit organization that accredits and certifies healthcare organizations and programs in the United States), as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act (HIPAA).
In hospitals, staffing issues and personnel shortages have also contributed to the need for facility based workforce development as well as additional assessment and competency based training. For example, the American Hospital Association (AHA)’s report “Workforce 2015: Strategy Trumps Shortage” (January 2010) indicates that the shortfall of registered nurses in 2025 will be 260,000 FTEs and the shortage of physicians in 2020 will be 109,000. We believe that offering training and education for hospital personnel is increasingly being utilized as a retention and recruitment incentive.
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
A large portion of the nation’s hospitals utilize research and survey tools to gain valuable insight about patients’ experiences, to assess workforce competency and engagement, to determine the status of physician relations, and to measure the perceptions about the hospitals in the communities they serve. Industry-wide, interest is increasing in research, due, in part, to the CAHPS® (Consumer Assessment of Healthcare Providers and Systems) Hospital Survey launched by CMS in partnership with the Agency for Healthcare Research and Quality (AHRQ). Hospitals must submit data to CMS for certain required quality measures—which for inpatients includes the CAHPS® Hospital Survey—in order to receive the full market basket increase to their reimbursement payment rates from CMS. Hospitals that fail to submit this survey data will incur a reduction of two percentage points in the inpatient market basket update amount for the following federal fiscal year. We are designated as a certified vendor and offer CAHPS® Hospital Survey services.
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
HEALTHSTREAM’S SOLUTIONS
HealthStream’s products and services are organized into two segments, 1) HealthStream Learning and 2) HealthStream Research, which collectively help healthcare organizations meet their ongoing training, education, assessment, and compliance needs. Our objective is to better support our healthcare organization customers in their efforts to transform insight into action as they measure and benchmark key data points for their constituencies and then to incorporate the results into training and improvement programs through our learning products.
HealthStream Learning
Within HealthStream Learning, we bring training and education content together with administrative and management tools through our Internet-based platforms, the HealthStream Learning Center® and a more streamlined version, HealthStream Express™. We offer our Internet-based platform customers a wide array of additional courseware subscriptions. Our learning management system supports healthcare administrators in configuring training to meet the precise needs of different groups of employees, modifying training materials, and documenting that training has been completed. At December 31, 2010, 2.45 million healthcare professionals had contracted subscriptions for our Internet-based HLC services. Pricing for the HLC is subscription based, with fees based on the number of subscribers, courseware provided, and other factors. We offer training, implementation, and account management services to facilitate adoption of our platform. Fees for training are based on the time and efforts of the personnel involved. Implementation fees vary based on the size, scope, and complexity of the project.
Our Internet-based platform and our courseware are hosted in a central data center that allows authorized subscribers Internet access to our services, thereby eliminating the need for onsite local implementations of installed learning management products.
Along with the Internet-based HLC, we also offer healthcare organizations full-service capabilities to create online courses by converting their existing course material, self-author new materials through our Authoring Center product, and electively share these materials with other HealthStream customers through a courseware exchange. We also offer Authoring Pro, an upgraded product which includes an industry leading image library, owned by A.D.A.M., Inc., as an additional subscription to this product. Pricing for these products is subscription based, with fees based on the number of subscribers and level of penetration of services.
The HealthStream Competency Center™ (HCC), our software-as-a-service competency management solution for healthcare organizations, allows us to offer our customers tools to assess competency and appraise performance. Competency assessment is a requirement of hospitals and healthcare organizations for maintaining accreditation, based on requirements from The Joint Commission to evaluate, document, and report performance competencies. We believe that the HCC offers an effective means of determining which competencies are associated with each position and evaluating and documenting competency assessments.
During 2010, we released a set of significant enhancements to the HCC. These enhancements included features to enable large, multi-facility enterprises to more effectively manage competency and performance initiatives across all of their facilities and will, therefore, serve the growing competency management needs of our larger customers.
HealthStream and Laerdal Medical A/S, a Norwegian limited stock company formed a collaborative arrangement in 2010—named SimVentures—to offer products and services aimed at accelerating the global adoption of simulation-based learning by healthcare providers—with a focus on improving clinical competencies and patient outcomes. The new venture will offer healthcare organizations and medical & nursing schools, worldwide, a range of fully integrated software-as-a-service applications that accelerate development and distribution of simulation content; enable enterprise-wide management of simulation centers, simulators, and programs; and support assessment of the effectiveness of simulation training as part of complete curricula. Our new simulation management platform, SimCenter™, was announced in January 2011 and will be launched at a later date in 2011.
Through HospitalDirect™, we develop, manage, and distribute online, print education, and training activities for provider-based healthcare professionals and physicians, as well as online education and training activities for sales representatives. Certain of the education activities we develop and distribute provide continuing education credit for healthcare professionals completing them. Pricing for these products varies based on the size, scope, and nature of the project. Most of these activities are supported by either pharmaceutical or medical device companies.
Our strategy for HealthStream Learning is to continue adding subscribers to our Internet-based HLC, while expanding penetration of courseware offerings to existing accounts, providing add-on software applications (e.g. HCC, Authoring Center, SimCenter, etc.), developing new tools, and penetrating other professional services across our customer base.
HealthStream Research
HealthStream Research complements HealthStream Learning’s product and service offerings by providing hospital-based customers with Patient Insights™, Employee Insights™, Physician Insights™, and Community Insights™ surveys, data analyses of survey results, and other research-based measurement tools. Our services are designed to provide thorough analyses with insightful recommendations for change; to provide benchmarking capability using our comprehensive databases; and to provide consulting services to identify solutions for our customers based on their survey results. Clients are able to access and analyze their survey results data through Insights Online™, our secure web-based reporting platform. Our survey and research solutions focus on providing industry-leading, statistically valid data to assist our customers with their decision making related to their organization’s performance improvement objectives. In addition to collecting and reporting data, we provide expert analysis and consulting to help customers understand their survey results and the underlying impact on their business. It is with this insight that healthcare organizations are able to develop plans for improved performance that is able to be delivered through HealthStream’s learning solutions. Pricing for these services is based on the survey type, delivery method, size of the survey instrument, sample size, frequency of survey cycles, and other factors.
To further support our customers, HealthStream offers the HealthStream Improvement Center™, an online system for hospital leaders to optimize and accelerate the execution of improvement plans—including those plans based on results from patient, employee, physician, and community surveys. The Improvement Center is one among a storehouse of solutions from HealthStream Research that include a comprehensive line of survey products, national benchmarks, HCAHPS Improvement Library, consulting services, and other support tools.
Our strategy for HealthStream Research includes continuing to grow our customer base, expanding the products and services provided to each customer, and introducing HealthStream Learning solutions to address survey research findings. We will continue to expand our offering of research and assessment tools that are aligned with healthcare quality initiatives and continuous improvement efforts.
CUSTOMERS
We provide our learning and research solutions to customers across a broad range of entities within the healthcare industry, including healthcare organizations (including government entities) and pharmaceutical and medical device companies. We derive a substantial portion of our revenues from a relatively small number of customers, although no single customer represented more than 10 percent of our revenues during 2010, 2009, or 2008. Examples of customers that have purchased or contracted for products and services from HealthStream include: HCA, Inc., Tenet Healthcare Corporation, Catholic Health Initiatives, Community Health Systems, Inc., Lifepoint Hospitals, Inc., Ardent Health Services, LLC, and Baxter Healthcare Corporation.
SALES AND MARKETING
We market our products and services primarily through our direct sales teams, our consultants, and our account relationship managers, who are based at our corporate headquarters in Nashville, Tennessee and in our additional office located in Laurel, Maryland, as well as remote home office sales locations. As of December 31, 2010, our HealthStream Learning sales and relationship management personnel consisted of 54 employees—of which 45 carried sales quotas—and our HealthStream Research sales and consultant personnel consisted of 25 employees—of which 15 carried sales quotas. As of December 31, 2009, our HealthStream Learning sales and relationship management personnel consisted of 49 employees—of which 40 carried sales quotas—and our HealthStream Research sales and consultant personnel consisted of 22 employees—of which 12 carried sales quotas. Our geographically dispersed field sales organization is divided into one team focused on selling our learning products and a separate sales team focused on selling our research products. In addition to sales professionals, we also employ strategic account personnel that manage our largest customer relationships as well as account relationship managers and consultants who work to develop and expand relationships, including contract renewals.
We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups—including our annual customer Summit, trade shows, online promotion and demonstrations, telemarketing campaigns, public relations, distribution of product-specific literature, direct mail, and advertising.

Over most of the last ten years, we have hosted a conference in Nashville for our customers known as “The Summit.” We have utilized this client conference to reach out to existing and potential customers and business partners, provide training and educational services, and demonstrate our new and existing product offerings. We have marketing teams that are responsible for these initiatives and for working with and supporting our product management and sales teams. At December 31, 2010, our marketing personnel consisted of 16 employees.
OPERATIONS
We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services, recurring sales, and development and maintenance of new and existing products are dependent on the strength of our operations, customer service, product development and maintenance, training, and other support teams. As of December 31, 2010, these personnel consisted of approximately 100 employees for our Learning segment and approximately 206 employees for our Research segment, of which 127 employees worked in our interviewing center. Our Learning operations team consists of personnel associated with customer support, implementation services, product development and maintenance, training, and project management. Our Research operations team consists of personnel associated with phone interviewing, distributing and processing paper-based survey instruments, data analysis and reporting of survey results, and project management.
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
Our software applications, servers, and network infrastructure that deliver the majority of our services are hosted by third party data center providers. Our primary data center is located at a tier-four rated hosting facility in Chicago, Illinois, and our disaster recovery data center is hosted by a separate provider located in Franklin, Tennessee. Both of our providers maintain our equipment in secure, limited access environments, supported by redundant power, environmental conditioning, and network connectivity. Our providers’ hosting centers are connected to the Internet through multiple, redundant, high-speed fiber optic circuits. The transactional systems supporting the data collection for our survey products are located in secure, limited access environments located at our Nashville, Tennessee and Laurel, Maryland offices and feed our core business intelligence platforms supporting our survey products located at our primary hosting facility in Chicago. Company personnel monitor all servers, networks, and systems on a continuous basis. Together with our providers, we employ several levels of enterprise firewall systems and data abstraction to protect our databases, customer information, and courseware library from unauthorized access. All of our production data located in our Chicago data center is backed up in real time to our disaster recovery data center. Monthly snap-shots of our data are stored off site with a third party data storage provider.
COMPETITION
The healthcare education industry is highly fragmented, varies significantly in delivery methods (i.e., written materials, live events, video, CD-ROM products, manikins, and online products), and is composed of a wide variety of entities competing for customers. The sheer volume of healthcare information available to satisfy continuing education needs, rapid advances in medical developments, and the time constraints that healthcare professionals face make it difficult to quickly and efficiently access the continuing education content most relevant to an individual’s practice or profession. Historically, healthcare professionals have received continuing education and training through offline publications, such as medical journals and CD-ROMs, and by attending conferences and seminars. In addition, other healthcare workers and pharmaceutical and medical device manufacturers’ sales and internal regulatory personnel usually fulfill their education and training needs through instructor-led programs from external vendors or internal training departments. While these approaches satisfy the ongoing education and training requirements, they are typically costly and inconvenient. In addition, live courses are often limited in the breadth of offerings and do not provide a method for tracking training completion. The results of these traditional methods, both from a business and compliance standpoint, are difficult to track and measure. While hospitals and health systems occasionally survey their patients, physicians, and employees using their own internal resources, the practice is limited since they do not typically possess the valuable comparative benchmarking data that is available from independent survey research vendors.

In addition to the competing delivery methods described above, we also have direct competitors. A number of companies offer competitive learning management products to the healthcare industry. We compete with learning management system providers such as SABA, Taleo, Plateau Systems, Cornerstone OnDemand, and SumTotal Systems that provide their services to multiple industries, including healthcare. We also compete with large medical publishers that have operating units that offer learning management systems that focus on healthcare, including Cengage Learning’s Net Learning and Reed Elsevier Group’s MC Strategies. In the survey business, we see competition from large nationally recognized survey research firms such as Press Ganey Associates, National Research Corporation, Gallup, and others. Our survey business also experiences direct competition from vendors who provide survey research services to other industries including Kenexa and Foresight. Finally, in our SimVentures joint venture, we expect to compete with B-Line Medical, CAE, and Medical Education Technologies, Inc.
We believe our learning solutions, which include both products and services that facilitate training for healthcare professionals, a wide assortment of courseware, a mechanism for measuring satisfaction and/or other results, and the ability to provide all our services on a single platform over the Internet, provide us with a competitive advantage. In our survey research business, we believe our large proprietary database of survey results, technology infrastructure designed to automate the processing of survey results, proprietary core survey instruments and action plan development methodology, and our ability to quickly deliver relevant online courseware targeted at addressing survey related findings provide us with a competitive advantage. We believe that the principal competitive factors affecting the marketing of our learning and research solutions to the healthcare industry include:
•	features of the HLC product, including reporting, management functionality, ability to manage a variety of events or modalities, courseware assignment, curriculum management, scalability, and the ability to track utilization and results;

•	scope and variety of Internet-based learning courseware available, including mandated content for OSHA, The Joint Commission, patient safety, and HIPAA requirements, competency-based content, as well as the ability of our customers to create and host their own web-enabled courseware;

•	our singular focus on the healthcare industry and our deep healthcare expertise;

•	scope and quality of professional services offered, including survey execution, implementation, benchmarking, training and the expertise and technical knowledge of the customers’ employees;

•	competitive pricing, which supports a return on investment when compared to other alternative delivery methods;

•	customer service and support;

•	effectiveness of sales and marketing efforts; and

•	company reputation.
Collectively, we believe these capabilities provide us with the ability to improve the quality of healthcare by assessing and developing the people who deliver care.
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
•	Privacy and Security Laws. Current and proposed federal, state and foreign privacy and security regulations and other laws restricting the collection, use, security and disclosure of personal information could limit our ability to collect information or use and disclose the information in our databases or derived from other sources to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation. For example, the American Recovery and Reinvestment Act of 2009 (ARRA) has expanded the application of certain HIPAA privacy and security requirements to apply directly to us as a business associate of our customers.

•	Encryption Laws. Many copyright owner associations have lobbied the federal government for laws requiring copyrighted materials transmitted over the Internet to be digitally encrypted in order to track rights and prevent unauthorized use of copyrighted materials. If these laws are adopted, we may incur substantial costs to comply with these requirements or change the way we do business.

•	Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us violates these regulations.

•	Information Security Accountability Regulation. As a business associate of our customers, we are required to report certain breaches of unsecured protected health information to our customers, which must in turn notify affected individuals, HHS and, in certain situations involving large breaches, the media. In addition, we are subject to certain state laws that relate to privacy or the reporting of security breaches that are more restrictive than the requirements of AARA. For example, California has enacted legislation requiring disclosure of security breaches involving personal information and medical information. We may incur costs to comply with these security requirements. Because many of these laws are new and there is little guidance related to many of these laws, it is difficult to estimate the cost of our compliance with these laws. Further, Congress has considered bills that would require companies to engage independent third parties to audit the companies’ computer information security. If the Company is required to make a public announcement regarding a breach of security or if one of the Company’s customers is required to make a public announcement in connection with a breach of security by the Company, the Company’s business could be negatively impacted.

•	Sales and Use Tax. Through December 31, 2010, we collected sales, use or other taxes on taxable transactions in all states in which we have employees or have a significant level of sales activity. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet.
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
The American Nurses Credentialing Center (ANCC). ANCC, a subsidiary of the American Nurses Association (ANA), provides individuals and organizations throughout the nursing profession with the resources they need to achieve practice excellence. ANCC’s internationally renowned credentialing programs certify nurses in specialty practice areas; recognize healthcare organizations for promoting safe, positive work environments through the Magnet Recognition Program® and the Pathway to Excellence® Program; and accredit providers of continuing nursing education. In addition, ANCC’s Institute for Credentialing Innovation® offers an array of informational and educational services and products to support its core credentialing programs. ANCC certification exams validate nurses’ skills, knowledge, and abilities. More than a quarter million nurses have been certified by ANCC since 1990. More than 80,000 advanced practice nurses are currently certified by ANCC. The ANCC Magnet Recognition Program® recognizes healthcare organizations that provide the very best in nursing care and professionalism in nursing practice. The program also provides a vehicle for disseminating best practices and strategies among nursing systems. The ANCC Magnet Recognition Program is the gold standard for nursing excellence. The Pathway to Excellence® Program recognizes the essential elements of an optimal nursing practice environment. The designation is earned by healthcare organizations that create work environments where nurses can flourish. The award substantiates the professional satisfaction of nurses and identifies best places to work.

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
Centers for Medicare & Medicaid Services (CMS). CMS has articulated a vision for health care quality—the right care for every person every time. To achieve this vision, CMS is committed to care that is safe, effective, timely, patient-centered, efficient, and equitable. Medicare’s current payment systems reward quantity, rather than quality of care, and provide neither incentive nor support to improve quality of care. Value-based purchasing (VBP), which links payment more directly to the quality of care provided, is a strategy that can help to transform the current payment system by rewarding providers for delivering high quality, efficient clinical care. Through a number of public reporting programs, demonstration projects, pilot programs, and voluntary efforts, CMS has launched VBP initiatives in hospitals, physician offices, nursing homes, home health services, and dialysis facilities.
Consumer Assessment of Healthcare Providers and Systems (CAHPS). CMS has partnered with AHRQ to develop a standardized survey instrument and data collection methodology for measuring patients’ perspectives on hospital care. The intent of the survey is to produce comparable data on the patients’ perspectives to allow consumer-based comparisons between hospitals, align incentives to drive hospitals to improve their quality of care, and increase the transparency of hospital reporting. Hospitals must submit data for certain required quality measures—which for inpatients includes the CAHPS® Hospital Survey—in order to receive the full market basket increase to their reimbursement payment rates from CMS. While hospital participation is voluntary, hospitals that fail to submit this survey data will incur a reduction of two percentage points in the inpatient market basket update amount for the following federal fiscal year. We have received certified vendor designation and will continue to offer CAHPS® Hospital Survey services. In addition, we are a certified vendor approved to offer CAHPS® Home Health Care Survey used to measure the experiences of people receiving home health care from Medicare-certified home health agencies.
Medicare and Medicaid EHR Incentive Programs. The Medicare and Medicaid EHR Incentive Programs will provide incentive payments to eligible professionals, eligible hospitals and critical access hospitals (CAHs) as they adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology. The Medicare and Medicaid EHR Incentive Programs provide a financial incentive for the “meaningful use” of certified EHR technology to achieve health and efficiency goals. By putting into action and meaningfully using an EHR system, providers will reap benefits beyond financial incentives—such as reduction in errors, availability of records and data, reminders and alerts, clinical decision support, and e-prescribing/refill automation.
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
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA) became law. ACA requires manufacturers of drugs and devices to annually report to the Department of Health and Human Services anything of value, including educational programs, given by such manufacturers to physicians beginning March 31, 2013. It is difficult to predict the impact of this provision of ACA on us due to lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation of the requirement, and, pending court challenges and possible amendment or repeal of the law.
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
Other Government Regulations
It is likely that we will be required to comply with Section 404(b) of the Sarbanes-Oxley Act in the calendar year 2011.
INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS
To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements and procedures with employees, consultants and other third parties, license agreements with consultants, vendors and customers, and control access to our software, documentation and other proprietary information. We own Federal trademark and service mark registrations for the marks “HEALTHSTREAM”, “HOSPITAL DIRECT”, “OR PROTOCOL”, “INSIGHT INTO ACTION”, and “QUALITY CHECK.” We have also obtained registration of the “HEALTHSTREAM” mark in certain other countries. Applications for several trademarks are currently pending, however, there can be no assurance that we will be successful in obtaining registration of other trademarks for which we have applied.
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
OUR EMPLOYEES
As of December 31, 2010, we employed 356 full-time and 76 part-time persons, including approximately 127 employees in our interviewing center. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a brief summary of the business experience of each of the executive officers of the Company. Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	43	Chief Executive Officer, President and Chairman of the Board of Directors
Jeffrey S. Doster	46	Senior Vice President and Chief Technology Officer
Gerard M. Hayden, Jr.	56	Senior Vice President and Chief Financial Officer
Arthur E. Newman	62	Executive Vice President
J. Edward Pearson	48	Senior Vice President and President of HealthStream Research™
Kevin P. O’Hara	41	Senior Vice President, General Counsel, and Compliance Officer
Michael Sousa	42	Senior Vice President
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
We may be unable to effectively identify, complete or integrate the operations of future acquisitions, joint ventures or other growth investments.
As part of our growth strategy, we actively review possible acquisitions, joint ventures or growth investments that complement or enhance our business. We may not be able to identify, complete or integrate the operations of future acquisitions, joint ventures or other growth investments. In addition, if we finance acquisitions, joint ventures or other growth initiatives by issuing equity securities, our existing shareholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions and investments, our business prospects may be seriously harmed. Some of the risks that we may encounter in implementing our acquisition, joint venture or growth investment strategies include:
•	expenses, delays or difficulties in identifying and integrating acquired companies or joint venture operations or other growth investments into our organization;

•	inability to retain personnel associated with acquisitions, joint ventures, or other growth investments;

•	diversion of management’s attention from other initiatives to effectively execute our growth strategy; and

•	inability to generate sufficient revenue, profit, and cash flow from acquisitions, joint ventures, or other growth investments to offset our investment costs.

Our ability to accurately forecast revenue for certain products and services may be hindered by customer scheduling.
As revenues from our subscription business continue to increase, a larger portion of our revenues will be predictable; however, quarterly performance may be more subject to fluctuations. Our HealthStream Research products and services are typically contracted by healthcare organizations for multi-year terms, but the frequency, sample size, and timing of survey cycles can vary from quarter to quarter and year to year. Also, other project-based products, such as certain content development, and professional services, are subject to the customers’ involvement in the provision of the product or service. The timing and magnitude of these project-based product and service contracts may vary widely from quarter to quarter and year to year, and thus may affect our ability to accurately forecast quarterly and annual financial performance.
Our ability to accurately forecast revenue may be affected by lengthy and widely varying sales cycles.
The period from our initial contact with a potential customer and the first purchase of our solution by the customer typically ranges from three to nine months, and in some cases has extended much further. The range in the sales cycle can be impacted by multiple factors, including an increasing trend towards more formal request for proposal (RFP) processes and more competition within our industry, as well as formal budget timelines which impact timing of purchases by target customers. New products tend to have a longer and more unpredictable revenue ramp period. Also, the contract structure for some Research products gives customers latitude about when to initiate a survey, which can affect quarterly or annual revenue forecasts. As a result of these factors, we have only limited ability to forecast the timing and type of initial sales. This, in turn, makes it more difficult to forecast quarterly and annual financial performance.
We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, marketing, or other resources.
Several of our competitors and many potential competitors have longer operating histories and significantly greater financial, technical, marketing, or other resources than we do. We encounter direct competition from both large and small e-learning companies and other companies focused on training and talent management in the healthcare industry. We also face competition from larger survey and research companies. Given the profile and growth of the healthcare industry and the growing need for education, training, simulation, research, and information, it is likely that additional competitors will emerge. We believe we maintain a competitive advantage against our competitors by offering a comprehensive array of products and services; however, our lack of market diversification resulting from our concentration on the healthcare industry may make us susceptible to losing market share to our competitors who also offer a complete e-learning solution to a cross-section of industries. These companies may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Further, most of our customer agreements are for terms ranging from one to four or five years, with no obligation to renew. The short terms of these agreements enable customers to more easily shift to one of our competitors.
The failure to maintain and strengthen our relationships with strategic partners or significant changes in the terms of the agreements we have with them may have an adverse impact on our ability to successfully market our products and services.
We have entered into contracts with other companies, including content, technology, and retail channel vendors. Our ability to increase the sales of our products and services depends in part upon maintaining and strengthening relationships with these current and future strategic partners. Most of these contracts are on a non-exclusive basis. Certain strategic partners may offer products and services from multiple distinct companies, including, in some instances, products or services which may compete with our products and services. Moreover, under contracts with some of our strategic partners, we may be bound by provisions that restrict our ability to market and sell our products and services to certain potential customers. The success of these contractual arrangements will depend in part upon the strategic partners’ own competitive, marketing, and strategic considerations, including the relative advantages of using alternative products being developed and marketed by them or our competitors.
We can not guarantee that we will be able to strengthen our relationships with strategic partners or that such relationships will be successful in generating additional revenue. If any of these strategic partners are unsuccessful in their involvement with our products and services, or seek to amend the financial or other terms of the contracts we have with them, we will need to broaden our efforts to increase focus on the solutions they sell and alter our development, integration, and/or distribution strategies, which may divert our planned efforts and resources from other projects.
Lastly, we could be subject to claims and liability, as a result of the activities, products, or services of these strategic partners. Even if these claims do not result in liability to us, investigating and defending these claims could be expensive, time-consuming and result in adverse publicity that could harm our business.
We may not be able to retain proper distribution rights from our content partners, and this could affect projected growth in courseware subscription revenue.
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
We expect to generate revenue growth through sales to new customers as well as increasing sales of additional courseware subscriptions and other products and services to existing customers. Our identification of additional features, content, products and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our base of Internet-based customers and we are not able to accurately predict the volume or speed with which old and new customers will adopt such new methodology. Because healthcare training continues to change and evolve, we may be unable to accurately predict and develop new products, features, content and other products to address the needs of the healthcare industry. Further, the new products, services and enhancements we develop may introduce significant defects into our core software platforms. While all new products and services are subject to testing and quality control, all software is subject to error. If we release new products, services and/or enhancements with bugs, defects or errors or that cause bugs, defects or errors in existing products, it could result in lost revenues, reduced ability to meet contractual obligations and would be detrimental to our business and reputation. If new products, features, or content are not accepted by new or existing customers, we may not be able to recover the cost of this development and our financial performance will be harmed. Continued growth of our Internet-based customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as enhancing our courseware, product and service offerings that address the needs of healthcare organizations.
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
For the year ended December 31, 2010, approximately 65 percent of our net revenue was derived from our Internet-based subscription products. Our Internet-based HLC customers have no obligation to renew their subscriptions for our products or services after the expiration of the subscription agreement, and in fact, some customers have elected not to renew their subscription. In addition, our customers may renew at a lower pricing or activity level. During the year ended December 31, 2010, we renewed 101% of the annual HLC contract value up for renewal and 100% of the subscribers which were up for renewal. Because a significant portion of our customer contracts have only renewed three or fewer times, we do not have sufficient historical data to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including but not limited to their dissatisfaction with our service, pricing or competitive product offerings. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our revenue could be adversely affected, which would have a material adverse affect on our results of operations and financial position. HealthStream Research product and service contracts typically range from one to three years in length, and customers are not obligated to renew their contract with us after their contract expires. Because Research customers have only renewed three or fewer times we do not have sufficient historical data to accurately predict customer renewal rates. If our customers do not renew their arrangements for our services, or if their activity levels decline, our revenue may decline and our business will suffer.

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
We recognize approximately 65 percent of our revenue from customers monthly over the terms of their subscription agreements, which have initial contract terms ranging from one to three years, although terms can range from less than one to up to five years. As a result, much of the revenue we report in each quarter is related to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. Finally, the majority of costs associated with sales are incurred up front, and therefore unexpected successes in platform and courseware sales may increase our costs in the near term negatively affecting our financial performance.
We may not be able to meet our strategic business objectives unless we obtain additional financing, which may not be available to us on favorable terms, or at all.
We expect our current cash reserves, revolving credit facility, and results of operations to be sufficient to meet our cash requirements through at least 2011. However, we may need to raise additional funds in order to:
•	develop new, or enhance existing, services or products;

•	respond to competitive pressures;

•	finance working capital requirements;

•	acquire complementary businesses, technology, content or products, or

•	otherwise effectively execute our growth strategy.
At December 31, 2010, we had approximately $23.6 million in unrestricted cash, cash equivalents, investments in marketable securities and related interest receivable. We also have up to $15.0 million of availability under a revolving credit facility, subject to certain covenants, which expires in July 2011. We expect to incur approximately $6.0 million of capital expenditures, software feature enhancements and content purchases during 2011 to support our business. We continue to actively review possible business acquisitions that would complement or enhance our products and services. We may not have adequate cash and investments or availability under our revolving credit facility to consummate one or more of these acquisitions. The capital markets have been experiencing extreme volatility and disruption, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced.
We have significant goodwill and identifiable intangible assets recorded on our balance sheet that may be subject to impairment losses that would reduce our reported assets and earnings.
As of December 31, 2010, our balance sheet included goodwill of $21.1 million and identifiable intangible assets of $2.8 million. Economic, legal, regulatory, competitive, contractual, and other factors could result in future declines in the operating results of our business units or market value declines that do not support the carrying value of goodwill and identifiable intangible assets. If any of these factors impair the value of these assets, accounting rules require us to reduce their carrying value and report an impairment charge, which would reduce our reported assets and earnings for the period in which an impairment is recognized.
Our stock price is likely to be volatile.
The market price of our common stock is likely to be volatile and could be subject to significant fluctuations in response to factors such as the following, many of which are beyond our control: quarterly variations in our operating results; operating results that vary from the expectations of securities analysts and investors; changes in expectations regarding our future financial performance; changes in market valuations of other online service companies; future sales of our common stock; stock market price and volume fluctuations; general political and economic conditions, such as a recession or war or terrorist attacks or interest rate or currency rate fluctuations; and other risk factors described in this Annual Report on Form 10-K. Moreover, our stock is thinly traded, and we have a relatively small public float. These factors may adversely affect the market price of our common stock. In addition, the market prices for stocks of many Internet related and technology companies have historically experienced significant price fluctuations that in some cases appear to bear no relationship to the operating performance of these companies.
The current uncertain economic environment may have a negative impact on our customers and us which could have a significant impact on our revenue, operating results and financial condition.
It is difficult to predict the full magnitude and duration of the current uncertain economic environment and its related impact on our customers, suppliers and our company. For example, our customers may experience fluctuations or declines in their business and as a consequence, some customers may choose to invest less in information technology assets for their business which, in turn, could have an impact on us. The potential negative effects on us include, but are not limited to, reductions in our renewal and revenue growth rates, shorter contract terms, pricing pressures, and delays in payments from customers that increase our accounts receivable resulting in a deterioration of our cash flow and working capital position. We continue to monitor general economic conditions, however, and depending on the severity and/or duration of any economic downturn, these circumstances could have a material adverse effect on our revenue, results from operations and financial condition.
We may not be able to demonstrate compliance with Sarbanes-Oxley Section 404 in a timely manner, and the correction of any deficiencies identified during upcoming annual audits may be costly and could harm our business.
Sarbanes-Oxley Section 404 requires our management to report on, and may require our independent public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. It is likely that we will be required to comply with the reporting requirements under Sarbanes-Oxley Section 404(b) in the 2011 calendar year since the Company’s public float currently exceeds the $75 million threshold for becoming an accelerated filer. The rules governing the standards to be met are complex and will require significant process review, documentation and testing, as well as possible remediation efforts for any identified deficiencies. This process of review, documentation, testing and remediation will result in increased expenses and require significant attention from management and other internal and external resources. Any material weaknesses identified during this process may preclude us from asserting the effectiveness of our internal controls. This may negatively affect our stock price if we cannot effectively remediate the issues identified in a timely manner.
Changes in generally accepted accounting principles (GAAP) and other accounting regulations and interpretations could require us to delay recognition of revenue and/or accelerate the recognition of expenses, resulting in lower earnings.
While we believe we correctly account for and recognize revenue and expenses, any changes in GAAP or other accounting regulations and interpretations concerning revenue and expense recognition could decrease our revenue or increase our expenses. Changes to regulations concerning revenue recognition could require us to alter our current revenue accounting practices and cause us to either defer revenue into a future period, or to recognize lower revenue in a current period. Likewise, changes to regulations concerning expense recognition could require us to alter our current expense accounting practices and cause us to defer recognition of expense into a future period, or to recognize increased expenses in a current period. Changes to either revenue recognition or expense recognition accounting practices could affect our financial performance.
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
We have provided our online products and services since 1999 and continue to develop our ability to provide our courseware, learning management systems, and research systems on both a subscription and transactional basis over the Internet. Our future success will depend on our ability to effectively develop and maintain the infrastructure, including additional hardware and software, and implement the services, including customer support, necessary to meet the demand for our services. Our inability from time to time to successfully develop the necessary systems and implement the necessary services on a timely basis has resulted in our customers experiencing some delays or interruptions in their service. Such delays or interruptions may cause customers to become dissatisfied with our service and move to competing providers of traditional and online training and education services. If this happens, our revenue could be adversely affected, which would have a material adverse effect on our financial condition.

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
We may not be able to hire and retain a sufficient number of qualified employees and, as a result, we may not be able to effectively execute our growth strategy or maintain the quality of our services.
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
We must continue to obtain reasonably priced, commercially available hardware and operating software as well as continue to enhance our software to accommodate the increased use of our platform and increased courseware in our library. In order to make timely decisions about hardware and software enhancements, we must be able to accurately forecast the growth in demand for our services. This growth in demand for our services is difficult to forecast and the potential audience for our services is large. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our customers may encounter delays or disruptions in their service. Unscheduled downtime could harm our business and also could discourage current and potential customers from using or continuing to use our services and reduce future revenue.
Our network infrastructure and computer systems and software may fail.
An unexpected event including but not limited to a telecommunications failure, fire, earthquake, or other catastrophic loss at our Internet service providers’ facilities or at our on-site data facility could cause the loss of critical data and prevent us from offering our products and services for an unknown period of time. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our web server and network systems and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems and software.
We may lose users and lose revenue if our security measures fail.
If the security measures that we use to protect customer or personal information are ineffective, we may lose users of our services, which could reduce our revenue. We rely on security and authentication technology licensed from third parties. With this technology, we perform real-time credit card authorization and verification, as well as the encryption of other selected secure customer data. We cannot predict whether these security measures could be circumvented by new technological developments. Further, the audit processes and controls used within our production platforms may not be sufficient to identify and prevent errors or deliberate misuse. In addition, our software, databases and servers may be vulnerable to computer viruses, physical or electronic attacks and similar disruptions. We may need to spend significant resources to protect against security breaches or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.
We may experience errors in our software products that administer and report on hospital performance, and these errors could result in action taken against us that could harm our business.
Certain survey data collected and reported by us, such as the survey data included as part of our CAHPS® Hospital survey is used by the Centers for Medicare and Medicaid Services (CMS) to determine, in part, the amount of reimbursement payments to hospitals, and any errors in data collection, survey sampling, or statistical reporting could result in reduced reimbursements to our hospital customers if we are unable to correct these errors, and this could, in turn, result in litigation against us. Further, this survey data reported to CMS is then published by CMS to the general public, and any errors we experience which result in incorrect scoring on our hospital customer may result in damage to that hospital’s reputation, and the hospital may in turn bring litigation against us. We may be required to indemnify against such claims, and defending against any such claims could be costly and time consuming and could negatively affect our business.

Risks Related to Government Regulation, Content and Intellectual Property
Government regulation may require us to change the way we do business.
The laws and regulations that govern our business change rapidly. Evolving areas of law that are relevant to our business include privacy and security laws, proposed encryption laws, content regulation, information security accountability regulation, and sales and use tax laws and regulations and attempts to regulate activities on the Internet. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. These uncertainties make it difficult to ensure compliance with the laws and regulations governing or impacting our business. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. In addition, certain laws mandate that our customers contractually require us to protect the privacy and security of certain personal and health related information. If we fail to abide by these required contractual provisions, our customers may terminate their contracts with us. In addition, ARRA recently expanded the application of certain of the HIPAA privacy and security regulations to apply directly to business associates including us. Violations of HIPAA privacy and security regulations may result in civil and criminal penalties. Further, ARRA has increased these penalties and strengthened other enforcement provisions of HIPAA, which may result in increased enforcement activity. See “Business — Government Regulation of the Internet and the Healthcare Industry” for a more complete discussion of these laws and regulations.
We may not be able to maintain our certification to conduct CMS mandated surveys, and this could adversely affect our business.
Our survey product offerings include providing survey services to assist customers in their compliance with CMS regulations. We are currently designated by CMS as a certified vendor to offer CAHPS® Hospital Surveys and CAHPS® Home Health Care Surveys, including data collection and submission services. If we are unable to maintain these certifications, or secure certifications for future CMS mandated surveys, we would not be able to administer these survey instruments for our customers and our business may suffer.
Any reduction or change in the regulation of continuing education and training in the healthcare industry may adversely affect our business.
Our business model is dependent in part on required training and continuing education for healthcare professionals and other healthcare workers resulting from regulations of state and Federal agencies, state licensing boards and professional organizations. Any change in these regulations that reduce the requirements for continuing education and training for the healthcare industry could harm our business. In addition, a portion of our business with pharmaceutical and medical device manufacturers and hospitals is predicated on our ability to maintain accreditation status with organizations such as the ACCME, ANCC, and ACPE. The failure to maintain status as an accredited provider could have a detrimental effect on our business.
Changes to government and industry standards and regulations regarding pharmaceutical and medical device customers could negatively affect our business in these areas.
In April 2003, the OIG issued “OIG Compliance Program Guidance for Pharmaceutical Manufacturers.” In July 1999, the OIG issued “Compliance Program Guidance for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry.” These guidelines collectively identify three areas of risks for pharmaceutical and medical device companies and recommend certain best practices to be included in a compliance plan designed to avoid the risk of federal healthcare program abuse. The guidance highlighted a number of arrangements that have the potential to trigger fraud and abuse violations, including educational grants. In April 2007, the U.S. Senate Finance Committee released a report critical of practices related to the funding of educational programs by pharmaceutical manufacturers. In March 2010, ACA became law. As enacted, ACA will change how health care services are covered, delivered, and reimbursed. ACA includes requirement that manufacturers of drugs and medical devices to annually report to HHS anything of value, including educational programs given by such manufacturers to physicians, beginning March 31, 2013. It is unclear how this requirement may change the behavior of our pharmaceutical and medical device customers, but should our customers choose to discontinue providing such education programs to physicians, our business may be negatively impacted. ACA is currently subject to a number of court challenges and appeals. It is unclear how they will be resolved. Further, Congress is considering bills that would repeal or revise ACA.
The Company follows the rules and guidelines provided by the ACCME, ANCC and other continuing education accrediting bodies to ensure that its continuing education programming is free from commercial bias and consistent with the OIG guidance. The 2009 changes to the codes of ethics of the pharmaceutical and medical device trade associations place further restrictions on interactions between pharmaceutical and medical device manufacturers and health care professionals. The majority of the Company’s accredited continuing education programming is funded by educational grants from our pharmaceutical and medical device customers. There is no assurance that our pharmaceutical and medical device customers will continue to provide educational grants consistent with past practices. In fact, we have experienced a reduction in live event activities we provide that are supported by pharmaceutical and medical device companies. To the extent that our customers continue to curtail or restructure their business practices, our business with this customer base may suffer.
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
Despite protection of certain proprietary rights, a third-party could, without authorization, copy or otherwise misappropriate our content, information from our databases, or other intellectual property. Our agreements with employees, consultants and others who participate in development activities could be breached and result in our trade secrets becoming known, or our trade secrets and other intellectual property could be independently developed by competitors. We may not have adequate remedies for any breach. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and effective intellectual property protection may not be available in those jurisdictions. We currently own several trademarks and domain names. The current system for registering, allocating and managing domain names has been the subject of litigation and proposed regulatory reform. Additionally, legislative proposals have been made by the federal government that would afford broad protection to owners of databases of information, such as stock quotes. This protection of databases already exists in the European Union. There has been substantial litigation in the computer and online industries regarding intellectual property assets, particularly patents. Third parties may claim infringement by us with respect to current and future products, trademarks or other proprietary rights, and we may counterclaim against such third parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, divert management’s attention, cause product release delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition and operating results. Such royalty and licensing agreements may not be available on terms acceptable to us, if at all.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal office is located in Nashville, Tennessee. Our lease for approximately 50,000 square feet at this location expires in April 2017. The lease provides for a two-year renewal option with rates increasing during the renewal period. Rent at this location is currently approximately $58,000 per month through April 2012, $61,000 per month from May 2012 through April 2014, $62,000 per month from May 2014 through April 2015, and $65,000 per month from May 2015 through April 2017.
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
Item 4. (Removed and Reserved)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market under the ticker symbol HSTM:

	Common Stock Price
	2010		2009
	High	Low	High	Low
First Quarter	$4.27	$3.47	$2.40	$1.70
Second Quarter	4.85	4.05	2.74	2.01
Third Quarter	5.32	4.39	5.21	2.56
Fourth Quarter	8.04	5.11	4.65	3.75
On March 4, 2011, there were 125 registered holders and approximately 4,822 beneficial holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
DIVIDEND POLICY
We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings to finance the expansion of our operations.
STOCK PERFORMANCE GRAPH
The graph below compares the cumulative total shareholder return on our common stock since December 31, 2005, with the cumulative total return of companies on the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index over the same period (assuming the investment of $100 in our common stock, the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index on December 31, 2005 (for our stock and the indices) and reinvestment of all dividends).
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)
Among HealthStream, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

(1)	$100 invested on 12/31/2005 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

RECENT SALES OF UNREGISTERED SECURITIES
There have been no sales of unregistered securities since December 31, 2009.
ISSUER PURCHASES OF EQUITY SECURITIES
There were no common stock purchases by the Company during the quarter ended December 31, 2010.
Item 6. Selected Financial Data
The selected statement of income and balance sheet data for the past five years are derived from our audited consolidated financial statements. You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report.
HealthStream acquired The Jackson Organization, Research Consultants, Inc. (TJO) on March 12, 2007. TJO’s results of operations are included within our consolidated statement of operations effective March 13, 2007. As a result of this acquisition, the annual results presented below are not comparable. Revenues may be subject to fluctuations as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report. During 2010, we recorded a tax provision of approximately $2.9 million. During 2009, 2008, and 2007 we recognized portions of our deferred tax assets through the reversal of the valuation allowance, resulting in deferred income tax benefits of approximately $9.1 million, $375,000, and $2.0 million, respectively. As a result of these factors, the annual results presented below are not comparable. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	(in thousands, except per share data)
	2010	2009	2008	2007	2006
STATEMENT OF INCOME DATA:
Revenues, net	$65,754	$57,398	$51,600	$43,949	$31,783
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	24,191	21,344	19,654	16,162	10,869
Product development	6,989	6,285	5,670	4,308	3,503
Sales, marketing, general and administrative expenses	22,635	19,508	18,972	17,060	12,613
Depreciation and amortization	4,880	5,139	4,822	4,503	2,889

Total operating costs and expenses	58,695	52,276	49,118	42,033	29,874
Income from operations	7,059	5,122	2,482	1,916	1,909
Other income (expense), net	(21)	(15)	72	226	619

Income before income taxes	7,038	5,107	2,554	2,142	2,528
Income tax provision (benefit)	2,884	(8,865)	(301)	(1,945)	28

Net income	$4,154	$13,972	$2,855	$4,087	$2,500

Net income per share — basic	$0.19	$0.65	$0.13	$0.19	$0.12

Net income per share — diluted	$0.18	$0.64	$0.13	$0.18	$0.11

Weighted average shares of common stock outstanding — basic	21,767	21,458	21,707	21,999	21,577

Weighted average shares of common stock outstanding — diluted	22,488	21,838	22,204	22,701	22,359

	At December 31,
	2010	2009	2008	2007	2006
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$17,868	$12,287	$4,107	$3,599	$10,726
Investments in marketable securities — short term	5,703	—	—	—	1,700
Goodwill and intangible assets	23,991	24,938	25,885	26,851	13,073
Working capital (deficit)	19,524	10,714	1,148	(906)	11,148
Total assets	82,011	71,002	52,797	53,361	41,008
Deferred revenue	16,740	12,234	10,202	9,493	5,376
Long-term debt and capital leases, net of current portion	—	4	320	1,064	107
Shareholders’ equity	56,790	51,821	36,763	35,714	29,634

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
The following discussion provides an overview of our history together with a summary of our critical accounting policies and estimates. Our critical accounting policies and estimates include revenue recognition, income taxes, product development costs and related capitalization, impairment of goodwill, intangibles and other long-lived assets, allowance for doubtful accounts, accrual for service credits, stock based compensation, and nonmonetary exchanges.
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
Revenues for the year ended December 31, 2010 were approximately $65.8 million compared to $57.4 million for the year ended December 31, 2009, an increase of 14.6%. Operating income increased by 37.8% to $7.1 million for 2010 compared to $5.1 million for 2009. Net income was approximately $4.2 million for 2010, compared to $14.0 million for 2009. Net income per diluted share was $0.18 per share for 2010 compared to $0.64 per diluted share for 2009. Net income for 2010 includes an income tax provision of $2.9 million, or $0.13 per diluted share, while net income for 2009 included an income tax benefit of $8.9 million, or $0.41 per diluted share. Revenues from HealthStream Learning grew by 18.4%, or $7.0 million, and revenues from HealthStream Research grew by 7.0%, or $1.3 million. We had approximately 2,450,000 contracted subscribers, of which approximately 2,250,000 were fully implemented subscribers on our Internet-based HLC platform at December 31, 2010, representing over 2,500 hospitals in the United States. During 2010, we renewed approximately 900,000 HLC subscribers, representing a 100% renewal rate for the subscribers up for renewal, and a 101% renewal rate based on the annual contract value up for renewal. As of December 31, 2010 our cash and investment balances approximated $23.6 million, and we maintained full availability under our $15.0 million revolving credit facility.
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
Revenues from survey and research services are recognized when survey results are delivered to customers via either Internet-based reporting throughout the survey period or by providing final survey results once all services are complete. A significant portion of revenues for survey and reporting services that are provided through the use of Internet-based reporting methodologies are recognized using the proportional performance method, reflecting recognition throughout the service period which corresponds with the survey cycle and reporting access by the customer, which typically ranges from one to five months. If survey results are delivered to the customer after all services have been completed, then the corresponding revenues are recognized in full in the period such results are provided to the customer. All other revenues are recognized as the related services are performed or products are delivered to the customer. Revenues for these services can be subject to seasonal factors based on customers’ requirements that can impact the timing, frequency, and volume of survey cycles.
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
Accounting for Income Taxes
The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. The Company has significant net operating loss carryforwards (NOLs) which management believes will be available to reduce future tax expense. These NOLs are subject to annual limitations under the Internal Revenue Code Section 382, which could result in the expiration of certain portions of the Company’s NOLs before they are fully utilized. Management periodically assesses the realizability of its deferred tax assets, and to the extent that we believe a recovery is not likely, we establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. At December 31, 2009, management concluded that it was more likely than not that substantially all of the remaining deferred tax assets will be realized in future periods, and released approximately $9.1 million from the valuation allowance. The Company continues to maintain a valuation allowance of approximately $1.1 million for the remaining portion of its deferred tax assets, which are related to the portion of our NOLs associated with deductions for stock option exercises.
Product Development Costs
Product development includes our costs to develop and maintain our products and applications, including our Internet-based learning products and our survey reporting application. Once planning is completed and development begins, we capitalize internal costs and payments to third parties associated with the development efforts where the life expectancy is greater than one year and the anticipated cash flows are expected to exceed the cost of the related asset. During 2010 and 2009, we capitalized approximately $57,000 and $84,000, respectively, related to development of content, primarily by third parties. Such amounts are included in the accompanying consolidated balance sheets under the caption “prepaid development fees” and “other assets.” During 2010 and 2009, we capitalized approximately $2.0 million and $1.3 million, respectively, for the development of various software feature enhancements. Such amounts are included in the accompanying consolidated balance sheets under the caption “capitalized software feature enhancements.” A significant portion of these capitalized costs was associated with our competency assessment product and additional features for our Internet-based HLC platform. We amortize content and software feature enhancements over their expected life, which is generally one to four years. Capitalized content and software feature enhancements are subject to a periodic impairment review in accordance with our impairment review policy.
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
Allowance for Doubtful Accounts
We estimate the allowance for doubtful accounts using both a specific and non-specific identification method. Management’s evaluation includes reviewing past due accounts on a case-by case basis, and determining whether an account should be reserved, based on the facts and circumstances surrounding each potentially uncollectible account. An allowance is also maintained for accounts not specifically identified that may become uncollectible in the future. Uncollectible accounts are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is necessary based on our specific and non-specific identification approach. Our allowance for doubtful accounts totaled approximately $157,000 as of December 31, 2010.
Accrual for Service Credits
Due to the complexity of our hosted applications, variability in customer utilization patterns, changes in technology, and potential software defects, our hosted learning management applications could experience periodic downtime. In addition, we have specific contractual obligations that can result in penalties to us associated with system performance and other commitments. We maintain an accrual which is intended to provide for concessions due to customers experiencing inconveniences or operation disruption resulting from downtime or performance of our applications, or our failure to meet certain contractual obligations to customers. Our accrual for service credits totaled approximately $194,000 as of December 31, 2010.
Stock Based Compensation
We recognize compensation expense using a fair-value based method for costs related to share based payments including stock options. Measurement of such compensation expense requires significant estimation and assumptions; however, we believe that the Black Scholes option pricing model we use for calculating the fair value of our stock based compensation plans provides a reasonable measurement methodology using a framework that is widely adopted.
As of December 31, 2010, we had a stock incentive plan which qualified as a stock based compensation plan. During the years ended December 31, 2010, 2009, and 2008, we recorded approximately $664,000, $661,000, and $772,000 of stock based compensation expense, respectively. We typically grant stock options to our management group on an annual basis, or when new members of the management group begin their employment. We grant stock options to members of our board of directors in conjunction with our annual shareholders meeting, or as new members are added on a pro rata basis based on the time elapsed since our annual shareholders’ meeting. We expect to continue this practice for the foreseeable future; however, we may adjust the size of the annual grant. As of December 31, 2010, total future compensation cost related to non-vested awards not yet recognized was $950,377 net of estimated forfeitures, with a weighted average expense recognition period of 2.2 years. Future compensation expense recognition for new option grants will vary depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from our estimates.
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
Revenues. Revenues for our HealthStream Learning business segment primarily consist of the following products and services: provision of services through our Internet-based HLC, authoring tools, a variety of courseware subscriptions, implementation and consulting services, maintenance of third party content, content development, online sales training courses (RepDirect™), HospitalDirect®, and a variety of other educational activities for physicians, nurses and other professionals within healthcare organizations. Revenues for our HealthStream Research business segment consist of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, physicians, employees, and other members of the community.
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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. During the past several years, excluding 2010 and 2009, we have hosted a national customer conference in Nashville known as “The Summit,” of which a significant portion of the costs are included in sales and marketing expenses. Personnel costs within sales and marketing include our Learning and Research sales teams, strategic account management, consultants, and marketing personnel, as well as our account management group.
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
2010 Compared to 2009
Revenues. Revenues increased approximately $8.4 million, or 14.6%, to $65.8 million for 2010 from $57.4 million for 2009. Revenues for 2010 consisted of $45.2 million, or 69% of total revenue, for HealthStream Learning and $20.6 million, or 31% of total revenue, for HealthStream Research. In 2009, revenues consisted of $38.2 million, or 67% of total revenue, for HealthStream Learning and $19.2 million, or 33% of total revenue, for HealthStream Research.
Revenues for HealthStream Learning increased approximately $7.0 million, or 18.4%, over 2009. Revenues from our Internet-based subscription learning products increased by $8.7 million over the prior year, and were comprised of revenue increases from the HLC of $4.4 million and from courseware subscriptions of $4.2 million. Revenues from our Internet-based subscription products increased 25.4% over the prior year due to a higher number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased by 14% during 2010 to 2,250,000 fully-implemented subscribers at the end of 2010 compared to 1,974,000 fully-implemented subscribers at the end of 2009. Additionally, we had an 18% increase in contracted subscribers, with 2,450,000 contracted subscribers at December 31, 2010 compared to 2,073,000 contracted subscribers at December 31, 2009. Revenues associated with implementation, development, and consulting services decreased $1.2 million from the prior year, and were impacted primarily by fewer engagements. Additionally, revenues from live events, study guides, and other project-based activities collectively declined $489,000 from the prior year due to a de-emphasis on providing these services.
Revenues for HealthStream Research increased $1.3 million, or 7.0%, over 2009. Revenues from recurring patient surveys increased by $1.6 million, or 12.7%, over the prior year, primarily due to sales growth with new customers. Revenues from surveys conducted on annual or bi-annual cycles—namely employee, physician, and community surveys—decreased by $299,000, primarily due to fewer projects than the prior year, as well as changes in the timing and size of the projects.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $2.9 million, or 13.3%, to $24.2 million for 2010 from $21.3 million for 2009. Cost of revenues as a percentage of revenues was 36.8% of revenues for 2010 compared to 37.2% of revenues for 2009. Cost of revenues for HealthStream Learning increased approximately $1.6 million to $13.5 million and approximated 30.0% and 31.3% of its revenues for 2010 and 2009, respectively. The overall expense increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, but was partially offset by expense decreases associated with the decline in implementation, development, and consulting service revenues. The decline as a percentage of revenue is attributable to the growth in subscription based revenues over the prior year. Cost of revenues for HealthStream Research increased approximately $1.3 million to $10.7 million and approximated 51.8% and 48.8% of its revenues for 2010 and 2009, respectively. The increase in cost of revenues for HealthStream Research is primarily the result of costs associated with the growth in patient survey volume over the prior year. Additional costs were also incurred by our interview center operation during the second quarter of 2010 to complete projects on schedule in light of unprecedented snow storms experienced in the Baltimore area.
Product Development. Product development expenses increased approximately $704,000, or 11.2%, to $7.0 million for 2010 from $6.3 million for 2009. Product development expenses as a percentage of revenues were 10.6% and 11.0% of revenues for 2010 and 2009, respectively.
Product development expenses for HealthStream Learning increased approximately $253,000 and approximated 12.1% and 13.7% of its revenues for 2010 and 2009, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year, while the expense increase is the result of personnel expenses associated with SimVentures. Product development expenses for HealthStream Research increased approximately $451,000 and approximated 7.3% and 5.5% of its revenues for 2010 and 2009, respectively. This increase is primarily due to additional personnel associated with developing and supporting our survey reporting platform, Insights Online.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $2.2 million, or 19.4%, to $13.1 million for 2010 from $10.9 million for 2009. Sales and marketing expenses approximated 19.9% and 19.0% of revenues for 2010 and 2009, respectively.
Sales and marketing expenses for HealthStream Learning increased $992,000 and approximated 18.4% and 19.2% of its revenues for 2010 and 2009, respectively. The expense increase is primarily associated with increased commissions due to better sales performance compared to the prior year. Sales and marketing expenses for HealthStream Research increased approximately $1.0 million and approximated 21.2% and 17.3% of its revenues for 2010 and 2009, respectively. The expense increase for HealthStream Research resulted from additional sales personnel and commissions. The additional sales personnel were hired during the second half of 2009. These expense increases also impacted the increase as a percentage of revenues for HealthStream Research.
Other General and Administrative. Other general and administrative expenses increased approximately $1.0 million, or 11.7% to $9.6 million for 2010 from $8.6 million for 2009. Other general and administrative expenses as a percentage of revenues approximated 14.6% and 14.9% for 2010 and 2009, respectively.
Other general and administrative expenses for HealthStream Learning increased $82,000 compared to the prior year. Other general and administrative expenses for HealthStream Research decreased $39,000 compared to the prior year. The unallocated corporate portion of other general and administrative expenses increased $961,000 over the prior year, primarily associated with contract labor, software maintenance renewal fees, professional fees, rent expense, and other expenses.
Depreciation and Amortization. Depreciation and amortization decreased approximately $259,000, or 5.1%, to $4.9 million for 2010 from $5.1 million for 2009. The decrease resulted from lower depreciation expense associated with certain assets reaching the end of their useful lives, and was partially offset by increased amortization of capitalized software features over the prior year. Amortization for HealthStream Learning increased $64,000, or 3.5%, and approximated 4.2% and 4.8% of its revenues for 2010 and 2009, respectively. This expense increase was primarily associated with amortization of capitalized software feature enhancements. Amortization for HealthStream Research increased $270,000, or 27.4%, and approximated 6.1% and 5.1% of its revenues for 2010 and 2009, respectively. This expense increase resulted from the amortization of capitalized software feature enhancements. The unallocated corporate portion decreased approximately $593,000 associated with certain assets reaching the end of their depreciable lives.
Other Expense, Net. Other expense, net increased approximately $6,000 to $21,000 for 2010 from $15,000 for 2009, and was associated with lower interest income resulting from lower yield rates on cash and cash equivalents.
Income Tax Provision (Benefit). The Company recorded a provision for income taxes of approximately $2.9 million for 2010. The Company’s effective tax rate for 2010 was approximately 41%. During 2009, the Company recorded a $9.1 million income tax benefit offset by $226,000 of current income tax expense. The income tax benefit in 2009 resulted from the reversal of a valuation allowance, which was based on management’s conclusion that a portion of the Company’s deferred tax assets would more likely than not be realized. Actual tax payments will be substantially less than our income tax provision until we utilize our federal and state net operating loss carry-forwards of approximately $24.6 million and $19.8 million, respectively, to offset taxable income.
Net Income. Net income was approximately $4.2 million for 2010, compared to $14.0 million for 2009. Net income per diluted share was $0.18 per share for 2010 compared to $0.64 per diluted share for 2009. Net income for 2010 includes an income tax provision of $2.9 million, or $0.13 per diluted share, while net income for 2009 included an income tax benefit of $8.9 million, or $0.41 per diluted share.
Adjusted EBITDA (which we define as net income before interest, income taxes, stock-based compensation, and depreciation and amortization) was approximately $12.6 million for the year ended December 31, 2010, compared to $10.9 million for the year ended December 31, 2009. This improvement is consistent with the factors mentioned in management’s discussion and analysis of financial condition and results of operations herewith. Our reconciliation of this calculation to measures under US GAAP is listed in the table below.
In order to better assess the Company’s financial results, management believes that adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company at this stage in its life cycle because adjusted EBITDA reflects net income adjusted for non-cash and non-operating items. Adjusted EBITDA is also used by many investors and securities analysts to assess the Company’s results from current operations. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure of financial performance under US GAAP. Because adjusted EBITDA is not a measurement determined in accordance with US GAAP, it is susceptible to varying calculations. Accordingly, adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
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
Management compensates for the inherent limitations associated with using adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with US GAAP, and a reconciliation of adjusted EBITDA to net income, the most directly comparable US GAAP measure.
Income before interest, taxes, stock-based compensation, depreciation and amortization, or adjusted EBITDA:

		Year Ended
		December 31,
	2010	2009	2008
Net income	$4,154,418	$13,972,246	$2,854,795
Interest income	(18,500)	(22,828)	(139,563)
Interest expense	40,925	40,695	61,526
Income taxes	2,884,287	(8,865,192)	(301,089)
Stock-based compensation expense	663,518	660,522	771,560
Depreciation and amortization	4,879,794	5,139,475	4,822,268

Income before interest, income taxes, share-based compensation, depreciation and amortization	$12,604,442	$10,924,918	$8,069,497

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
Revenues for HealthStream Learning increased $5.3 million, or 16.2%, over 2008. Revenues from our Internet-based subscription learning products increased by $5.4 million over 2008, and were comprised of revenue increases from the HLC of $3.0 million and from courseware subscriptions of $2.4 million. Revenues from Internet-based subscription products increased 19% over the prior year due to an increase in the number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased by 14% during 2009 to 1,974,000 fully-implemented subscribers at the end of 2009 compared to 1,732,000 fully-implemented subscribers at the end of 2008. Additionally, we had 2,073,000 contracted subscribers at December 31, 2009 compared to 1,855,000 contracted subscribers at December 31, 2008. Revenues associated with implementation, development, and consulting services increased $1.2 million over the prior year due to increased courseware development service revenues compared to the prior year. These increases in revenues were partially offset by a decline in revenues from live events, study guides, and other project-based activities, which collectively declined $1.3 million from the prior year due to a de-emphasis on live events and other similar project-based services.
Revenues for HealthStream Research increased $476,000, or 2.5%, over 2008. Revenue from recurring patient surveys increased $1.7 million, or 15%, over the prior year, but was offset by revenue declines from employee, physician, and community surveys of $1.2 million. The revenue decline in these survey categories was generally attributable to customer decisions to defer conducting surveys based on budgetary, operational, and other considerations. Also during 2009, a portion of the revenue decrease was attributable to the loss of one customer contract.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $1.7 million, or 8.6%, to $21.3 million for 2009 from $19.7 million for 2008. Cost of revenues as a percentage of revenues was 37.2% of revenues for 2009 down favorably from 38.1% of revenues for 2008. Cost of revenues for HealthStream Learning increased approximately $1.3 million to $11.9 million and approximated 31.3% and 32.3% of its revenues for 2009 and 2008, respectively. The expense increase was primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues as well as increased costs to support the growth in implementation, development, and consulting revenues, and was partially offset by expense decreases associated with the declines in live events and other project-based revenues. Cost of revenues for HealthStream Research increased approximately $361,000 to $9.4 million and approximated 48.8% and 48.2% of its revenues for 2009 and 2008, respectively. The increase in cost of revenues for HealthStream Research is primarily a result of the costs associated with increased survey volumes for our patient survey category compared to the prior year. Cost of revenues as a percentage of revenues for HealthStream Research was impacted favorably by improved operating efficiencies compared to the prior year, but was offset by the effect of lower revenues from the employee and physician survey categories.
Product Development. Product development expenses increased approximately $615,000, or 10.9%, to $6.3 million for 2009 from $5.7 million for 2008. Product development expenses as a percentage of revenues were 11.0% of revenues for both 2009 and 2008.
Product development expenses for HealthStream Learning increased approximately $597,000 and approximated 13.7% and 14.1% of its revenues for 2009 and 2008, respectively. This expense increase resulted from additional personnel expenses associated with both maintenance and support of our learning platform products and product portfolio management. Product development expenses for

HealthStream Research increased approximately $19,000, and approximated 5.5% of its revenues for both 2009 and 2008.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $110,000, or 1.0%, and approximated $10.9 million for 2009 compared to $10.8 million for 2008. Sales and marketing expenses approximated 19.0% and 21.0% of revenues for 2009 and 2008, respectively. The decrease as a percentage of revenues was due to the overall growth in revenues over the prior year.
Sales and marketing expenses for HealthStream Learning increased $231,000 and approximated 19.2% and 21.6% of its revenues for 2009 and 2008, respectively. This expense increase primarily resulted from increased sales personnel and commissions, but was partially offset by lower marketing expenses associated with our decision not to conduct our annual customer Summit during 2009. Sales and marketing expenses for HealthStream Research decreased approximately $198,000, and approximated 17.3% and 18.8% of its revenues for 2009 and 2008, respectively. This expense decrease resulted primarily from fewer sales and marketing personnel and related expenses when compared to the prior year. The unallocated corporate portion of sales and marketing increased $77,000 over the prior year due to additional personnel.
Other General and Administrative. Other general and administrative expenses increased approximately $425,000, or 5.2%, and approximated $8.6 million for 2009 compared to $8.2 million for 2008. Other general and administrative expenses as a percentage of revenues decreased to 14.9% for 2009 from 15.8% for 2008. The percentage decrease was primarily a result of the revenue increases mentioned above.
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
Depreciation and Amortization. Depreciation and amortization increased approximately $317,000, or 6.6%, to $5.1 million for 2009 from $4.8 million for 2008. The increase resulted from depreciation expense associated with capital expenditures and amortization of capitalized software features. Amortization for HealthStream Learning increased $118,000, or 6.9%, and approximated 4.8% and 5.2% of its revenues for 2009 and 2008, respectively. This expense increase was primarily associated with amortization of capitalized software feature enhancements. Amortization for HealthStream Research decreased $20,000, or 2.0%, and approximated 5.1% and 5.3% of its revenues for 2009 and 2008, respectively. This expense decrease resulted from certain intangible assets reaching the end of their estimated useful life. The unallocated corporate portion increased approximately $219,000 associated with the depreciation of property and equipment.
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
FINANCIAL OUTLOOK FOR 2011
The Company provides projections and other forward-looking information in this “Financial Outlook for 2011” section within MD&A. This section contains many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction in Part I of this Annual Report on Form 10-K above. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Item 1A, Risk Factors.

The Company anticipates that consolidated revenues for the full year 2011 will grow by 15 percent to 19 percent when compared to the full year 2010. We anticipate revenue growth in the Learning segment to be in the 16 percent to 20 percent range and the Research segment’s revenue to increase by approximately 13 percent to 17 percent.
We anticipate that operating expenses will grow between 15 percent and 19 percent when compared to the Company’s full year 2010 levels. These categories include cost of revenues, product development, sales and marketing, depreciation and amortization, and other general and administrative expense.
We expect that operating income will increase between 15 percent and 19 percent for the full year of 2011 versus our 2010 results.
We expect our effective book income tax rate for 2011 to be between 41 percent and 42 percent. Actual tax payments will be substantially less than our income tax provision as we continue to utilize our federal and state net operating loss carry-forwards of approximately $25 million and $20 million, respectively, to offset taxable income.
We expect that capital expenditures, including hardware, software and capitalized software development for new features, enhancements, content development, and additional office space will be approximately $6.0 million during the full year of 2011.
SELECTED QUARTERLY OPERATING RESULTS
The following tables set forth selected statements of income data for each of the eight quarters in the period ended December 31, 2010 both in absolute dollars and as a percentage of total revenues. The information for each quarter has been prepared on the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.
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

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
		(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$14,837	$16,660	$16,616	$17,640
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	5,462	5,906	6,274	6,548
Product development	1,526	1,723	1,750	1,990
Sales and marketing	2,961	3,050	3,358	3,685
Other general and administrative expenses	2,086	2,398	2,401	2,696
Depreciation and amortization	1,390	1,236	1,143	1,111

Total operating costs and expenses	13,425	14,313	14,926	16,030
Income from operations	1,412	2,347	1,690	1,610
Other expense, net	(8)	(4)	(5)	(2)

Income before income taxes	1,404	2,343	1,685	1,608
Income tax provision	597	995	889	404

Net income	$807	$1,348	$796	$1,204

Net income per share (1):
Basic	$0.04	$0.06	$0.04	$0.06

Diluted	$0.04	$0.06	$0.04	$0.05

Weighted average shares of common stock outstanding:
Basic	21,676	21,796	21,807	21,790

Diluted	22,130	22,433	22,511	22,878

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
		(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$13,619	$14,584	$14,105	$15,090
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	5,268	5,228	5,408	5,440
Product development	1,534	1,448	1,620	1,683
Sales and marketing	2,714	2,602	2,625	2,990
Other general and administrative expenses	1,901	2,194	2,068	2,414
Depreciation and amortization	1,266	1,250	1,305	1,318

Total operating costs and expenses	12,683	12,722	13,026	13,845
Income from operations	936	1,862	1,079	1,245
Other expense, net	(1)	(2)	(9)	(3)

Income before income taxes	935	1,860	1,070	1,242
Income tax provision (benefit)	57	132	47	(9,102)

Net income	$878	$1,728	$1,023	$10,344

Net income per share (1):
Basic	$0.04	$0.08	$0.05	$0.48

Diluted	$0.04	$0.08	$0.05	$0.47

Weighted average shares of common stock outstanding:
Basic	21,382	21,382	21,464	21,601

Diluted	21,567	21,626	21,932	22,227

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
		(% of Revenues)
STATEMENT OF INCOME DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	36.8	35.5	37.8	37.1
Product development	10.3	10.3	10.5	11.3
Sales and marketing	20.0	18.3	20.2	20.9
Other general and administrative expenses	14.1	14.4	14.5	15.3
Depreciation and amortization	9.4	7.4	6.9	6.3

Total operating costs and expenses	90.6	85.9	89.9	90.9
Income from operations	9.4	14.1	10.1	9.1
Other expense, net	0.0	0.0	0.0	0.0

Income before income taxes	9.4	14.1	10.1	9.1
Income tax provision	4.0	6.0	5.3	2.3

Net income	5.4	8.1	4.8	6.8

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
		(% of Revenues)
STATEMENT OF INCOME DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	38.7	35.9	38.3	36.0
Product development	11.3	9.9	11.4	11.2
Sales and marketing	19.9	17.8	18.6	19.8
Other general and administrative expenses	14.0	15.0	14.7	16.0
Depreciation and amortization	9.3	8.6	9.3	8.7

Total operating costs and expenses	93.2	87.2	92.3	91.7
Income from operations	6.8	12.8	7.7	8.3
Other expense, net	0.0	0.0	(0.1)	0.0

Income before income taxes	6.8	12.8	7.6	8.3
Income tax provision (benefit)	0.4	0.9	0.3	(60.3)

Net income	6.4	11.9	7.3	68.6

(1)	— Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the full year.
Liquidity and Capital Resources
Net cash provided by operating activities was approximately $16.1 million during 2010 compared to $11.6 million during 2009. Our primary sources of cash were generated from receipts from the sales of our products and services. The number of days sales outstanding (DSO) was 57 days for both 2010 and 2009. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The primary uses of cash to fund our operations include personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.
Net cash used in investing activities was approximately $10.4 million for 2010, compared to $3.1 million during 2009. During 2010, we purchased $5.7 million of investments in marketable securities, $2.6 million of property and equipment, and spent $2.0 million for software feature enhancements. During 2009, we purchased $1.8 million of property and equipment, and spent $1.3 million for software feature enhancements. The uses of cash for property and equipment and software feature enhancements were primarily associated with technology investments in our platform products, although purchases in 2010 also included build-out costs to accommodate the consolidation of operations of our Franklin, Tennessee office with our corporate office in Nashville, along with an expansion of our professional interviewing center in Baltimore, Maryland.
Net cash used in financing activities was approximately $159,000 for 2010 compared to $319,000 for 2009. The primary source of cash included proceeds associated with the issuance of common stock upon the exercise of employee stock options of $536,000 and $425,000, in 2010 and 2009, respectively. The primary uses of cash during 2010 included $379,000 associated with a share repurchase plan and $307,000 of payments under the promissory note. The primary use of cash during 2009 included $724,000 of payments under the promissory note.
Our revenues increased and our operating income improved over the prior year period, and our balance sheet reflects positive working capital of $19.5 million at December 31, 2010 compared to $10.7 million at December 31, 2009. The improvement in working capital is primarily associated with increases in cash and cash equivalents and investments in marketable securities resulting from the net cash provided by operating activities mentioned above. Current assets increased approximately $14.4 million during 2010 primarily a result of increases in cash and investments balances, accounts receivable, and prepaid assets, while current liabilities increased approximately $5.6 million during 2010 resulting primarily from increases in deferred revenue, accounts payable and accrued liabilities. Our primary source of liquidity is $23.6 million of cash and cash equivalents and investments in marketable securities. We also have a $15.0 million revolving credit facility loan agreement, all of which was available at December 31, 2010.
We believe that our existing cash and cash equivalents, investments in marketable securities, related interest receivable, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. As part of our growth strategy, we review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity or debt securities and/or borrowings under our revolving credit facility, or another facility, to finance any future acquisitions. The issuance of our stock as consideration for an acquisition would have a dilutive effect and could adversely affect our stock price. Because we have no material debt or outstanding borrowings under our revolving credit facility, our balance sheet is unleveraged. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. The credit markets have been experiencing extreme volatility and disruption, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.
Commitments and Contingencies
We expect that our capital expenditures, software feature enhancements, and content purchases will be approximately $6.0 million in 2011. We expect to fund these capital expenditures with existing cash and investments and from cash generated from operations, and if necessary from our revolving credit facility. From January 1 through February 28, 2011, we had capital expenditures of approximately $0.6 million, primarily related to leasehold improvements, hardware, software, and software feature enhancements.
Our strategic alliances have typically provided for payments to content partners based on revenues and development partners and other parties based on services rendered. We expect to continue similar arrangements in the future. We have commitments under capital lease obligations for computer hardware and operating lease commitments for our operating facilities in Nashville, Tennessee and Laurel, Maryland.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements primarily consist of operating leases, purchase commitments, and our revolving credit facility, which is described further in Note 14 to the Company’s consolidated financial statements contained elsewhere in this report.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2010, our outstanding indebtedness included approximately $4,000 of capital lease obligations. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 190 or 220 basis points determined in accordance with a pricing grid, but has a minimum interest rate of not less than three percent. We are also exposed to market risk with respect to our cash and investment balances. At December 31, 2010, the Company had cash and cash equivalents, investments in marketable securities, and related interest receivable totaling approximately $23.6 million. Our current investment rates of return approximate 0.20%. Assuming a 0.20% rate of return on $23.6 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $4,700.
The Company manages its investment risk by investing in corporate debt securities, foreign corporate debt, secured corporate debt, and municipal debt securities with minimum acceptable credit ratings. For certificates of deposit and corporate obligations, ratings must be A1/A, BBB, FDIC insured or better; A1/P1 or better for commercial paper, and MIG 1/S, P/1 or better for municipal debt securities. The Company also requires that all securities must mature within 24 months from the original settlement date, the average portfolio shall not exceed 18 months, and the greater of 10% or $5.0 million shall mature within 90 days. Further, the Company’s investment policy also limits concentration exposure and other potential risk areas.
The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	32
Consolidated Balance Sheets	33
Consolidated Statements of Income	34
Consolidated Statements of Shareholders’ Equity	35
Consolidated Statements of Cash Flows	36
Notes to Consolidated Financial Statements	37
EX-10.13
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
HealthStream, Inc.
We have audited the accompanying consolidated balance sheets of HealthStream, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 23, 2011

HEALTHSTREAM, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$17,867,860	$12,287,059
Investments in short-term marketable securities	5,703,192	—
Restricted cash	84,528	65,855
Interest receivable	51,226	807
Accounts receivable, net of allowance for doubtful accounts of $156,723 and $140,559 at December 31, 2010 and 2009, respectively	11,069,108	9,577,409
Accounts receivable — unbilled	1,314,025	1,638,326
Deferred tax assets, current	3,436,671	2,830,477
Prepaid royalties, net of amortization	3,145,297	2,084,154
Prepaid development fees, net of amortization	505,364	419,189
Other prepaid expenses and other current assets	1,093,510	987,583

Total current assets	44,270,781	29,890,859
Property and equipment:
Equipment	14,347,683	14,121,140
Leasehold improvements	2,737,715	2,004,822
Furniture and fixtures	2,027,535	1,689,350

	19,112,933	17,815,312
Less accumulated depreciation and amortization	(15,287,579)	(14,881,423)

	3,825,354	2,933,889

Capitalized software feature enhancements, net of accumulated amortization of $5,886,594 and $3,993,689 at December 31, 2010 and 2009, respectively	4,332,705	4,181,858
Goodwill	21,146,864	21,146,864
Intangible assets, net of accumulated amortization of $8,043,328 and $7,096,196 at December 31, 2010 and 2009, respectively	2,843,814	3,790,946
Deferred tax assets, noncurrent	5,346,536	8,626,400
Other assets	244,649	431,464

Total assets	$82,010,703	$71,002,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,374,621	$1,552,101
Accrued liabilities	4,044,320	3,322,794
Accrued compensation and related expenses	1,506,245	1,401,604
Commercial support liabilities	76,466	350,792
Deferred revenue	16,740,454	12,233,876
Current portion of long term debt	—	306,942
Current portion of capital lease obligations	4,362	8,905

Total current liabilities	24,746,468	19,177,014

Other long term liabilities	473,897	—
Capital lease obligations, less current portion	—	4,362
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,805,235 and 21,623,350 shares issued and outstanding at December 31, 2010 and 2009, respectively	97,227,198	96,406,765
Accumulated other comprehensive income (loss)	(5,417)	—
Accumulated deficit	(40,431,443)	(44,585,861)

Total shareholders’ equity	56,790,338	51,820,904

Total liabilities and shareholders’ equity	$82,010,703	$71,002,280

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2010	2009	2008
Revenues, net	$65,754,263	$57,398,230	$51,599,543
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	24,190,701	21,343,451	19,653,450
Product development	6,988,965	6,285,305	5,669,954
Sales and marketing	13,053,675	10,930,233	10,820,062
Other general and administrative expenses	9,581,565	8,577,488	8,152,291
Depreciation and amortization	4,879,794	5,139,475	4,822,268

Total operating costs and expenses	58,694,700	52,275,952	49,118,025

Income from operations	7,059,563	5,122,278	2,481,518
Other income (expense):
Interest and other income	20,067	25,471	139,801
Interest and other expense	(40,925)	(40,695)	(67,613)

Total other income (expense), net	(20,858)	(15,224)	72,188

Income before income taxes	7,038,705	5,107,054	2,553,706
Income tax provision (benefit)	2,884,287	(8,865,192)	(301,089)

Net income	$4,154,418	$13,972,246	$2,854,795

Net income per share:
Basic	$0.19	$0.65	$0.13

Diluted	$0.18	$0.64	$0.13

Weighted average shares of common stock outstanding:
Basic	21,766,915	21,457,517	21,707,364

Diluted	22,488,024	21,838,040	22,204,314

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at December 31, 2007	22,315,485	$97,126,520	$(61,412,902)	$—	$35,713,618
Net income	—	—	2,854,795	—	2,854,795
Stock based compensation	—	771,560	—	—	771,560
Exercise of stock options	106,162	210,928	—	—	210,928
Issuance of common stock to Employee Stock Purchase Plan	53,108	130,911	—	—	130,911
Repurchase of common stock	(1,092,700)	(2,919,030)	—	—	(2,919,030)

Balance at December 31, 2008	21,382,055	95,320,889	(58,558,107)	—	36,762,782
Net income	—	—	13,972,246	—	13,972,246
Stock based compensation	—	660,522	—	—	660,522
Exercise of stock options	241,295	425,354	—	—	425,354

Balance at December 31, 2009	21,623,350	96,406,765	(44,585,861)	—	51,820,904
Net income	—	—	4,154,418	—	4,154,418
Unrealized loss on investments in marketable securities	—	—	—	(5,417)	(5,417)

Comprehensive income	—	—	—	—	4,149,001
Stock based compensation	—	663,519	—	—	663,519
Exercise of stock options	259,650	536,332	—	—	536,332
Repurchase of common stock	(77,765)	(379,418)	—	—	(379,418)

Balance at December 31, 2010	21,805,235	$97,227,198	$(40,431,443)	$(5,417)	$56,790,338

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$4,154,418	$13,972,246	$2,854,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,879,794	5,139,475	4,822,268
Deferred income taxes	2,673,670	(9,091,548)	(375,467)
Stock based compensation expense	663,519	660,522	771,560
Provision for doubtful accounts	65,000	150,000	130,000
Realized loss on disposal of property and equipment	1,011	3,974	15,933
Changes in operating assets and liabilities, excluding effects of acquisition:
Restricted cash	(18,673)	(48,727)	(3,624)
Interest receivable	(50,419)	3,283	13,250
Accounts and unbilled receivables	(1,232,398)	(1,393,167)	(383,277)
Prepaid royalties	(1,061,143)	(1,088,661)	(677,930)
Prepaid development fees	(394,788)	(196,286)	(88,594)
Other prepaid expenses and other current assets	(105,927)	46,443	(374,706)
Other assets	187,929	129,894	186,773
Accounts payable	822,520	165,330	(428,901)
Accrued liabilities, accrued compensation and related expenses, and other long-term liabilities	1,300,064	1,081,435	(1,211,005)
Commercial support liabilities	(274,326)	3,558	82,184
Deferred revenue	4,506,578	2,031,567	709,339

Net cash provided by operating activities	16,116,829	11,569,338	6,042,598

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	(9,194)
Purchases of investments in marketable securities	(5,709,723)	—	—
Payments associated with capitalized software feature enhancements	(2,043,752)	(1,282,750)	(980,433)
Purchases of property and equipment	(2,623,620)	(1,787,297)	(1,138,598)

Net cash used in investing activities	(10,377,095)	(3,070,047)	(2,128,224)

FINANCING ACTIVITIES:
Issuance of common stock to Employee Stock Purchase Plan	—	—	130,911
Proceeds from exercise of stock options	536,332	425,354	210,928
Repurchase of common stock	(379,418)	—	(2,919,030)
Payments on capital lease obligations	(8,905)	(20,103)	(123,219)
Payments on long-term debt	(306,942)	(724,095)	(706,698)

Net cash used in financing activities	(158,933)	(318,844)	(3,407,108)

Net increase in cash and cash equivalents	5,580,801	8,180,447	507,266
Cash and cash equivalents at beginning of period	12,287,059	4,106,612	3,599,346

Cash and cash equivalents at end of period	$17,867,860	$12,287,059	$4,106,612

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$40,925	$43,689	$60,235

Income taxes paid	$368,407	$145,835	$46,860

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of content rights in exchange for future services	$—	$665,000	$—

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity and Segments
HealthStream, Inc. (the “Company”) was incorporated in 1990 as a Tennessee corporation and is headquartered in Nashville, Tennessee. We operate our business in two segments: 1) HealthStream Learning and 2) HealthStream Research. Our HealthStream Learning products consist of Internet-based services and solutions to meet the ongoing training, information, and education needs of the healthcare community. These solutions provide, deliver and track computer based education for our customers in the United States through our software-as-a-service (SaaS) model. HealthStream Research products offer healthcare organizations a wide range of quality and satisfaction surveys, analyses of survey results, and other research-based services.
Recognition of Revenue
Revenues are derived from providing services through our Internet-based learning products, provision of survey and research services, courseware subscriptions, professional services, content maintenance, custom courseware development and other education and training services.
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, prices are fixed or determinable, services and products are provided to the customer and collectability is probable or reasonably assured.
Revenue recognized from software and other arrangements is allocated to each element of the arrangement based on the relative fair values of the elements. While elements include software products and post contract customer support, the fair value of each element is based on objective evidence specific to the vendor. If fair value cannot be determined for each element of the arrangement, all revenue from the arrangement is deferred until fair value can be determined or until all elements of the arrangement are delivered and customer acceptance has occurred. Sales of the Company’s Internet-based learning products include customer support, implementation services, and training; therefore all revenues are deferred until the Internet-based learning product is implemented, at which time revenues are recognized ratably over the subscription service period. In the event that circumstances occur, which give rise to uncertainty regarding the collectibility of contracted amounts, revenue recognition is suspended until such uncertainty is resolved. Fees for these services are billed on either a monthly, quarterly, or annual basis.
Revenues derived from the delivery of services through the Company’s Internet-based learning products and courseware subscriptions are recognized ratably over the term of the subscription service agreement. Other training revenues are generally recognized upon the completion of training.
Revenues recognized from the Company’s survey and research services are determined using both the proportional performance method and the completed contract method. Revenues are generally earned over the estimated survey cycle, which typically ranges from less than one month to up to five months. The survey cycle is generally initiated based on the receipt of the first survey response and runs through provision of related survey reports to the customer. If survey results are not available to the customer during the survey fielding cycle, revenues are recognized at time of report delivery. Fees for these services are billed upon initiation of the survey cycle, with progress billings made throughout the survey cycle.
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
Investments in Marketable Securities
Investments in marketable securities are classified as available-for-sale and are stated at fair market value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss) on the accompanying consolidated balance sheets. Realized gains and losses and declines in market value judged to be other-than-temporary on investments in marketable securities are included in interest and other income on the accompanying consolidated statements of income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income on the accompanying consolidated statements of income. Premiums and discounts are amortized over the life of the related available-for-sale security as an adjustment to yield using the effective interest method.
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
Allowance for Doubtful Accounts
The Company estimates its allowance for doubtful accounts using a specific identification method. Management determines the allowance for doubtful accounts on a case-by-case basis, based on the facts and circumstances surrounding each potentially uncollectible receivable. An allowance is also maintained for accounts that are not specifically identified that may become uncollectible in the future. Uncollectible receivables are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is required based on the Company’s specific identification approach.
Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense were as follows:

	Allowance
	Balance at	Charged to Costs		Allowance Balance
	Beginning of Period	and Expenses	Write-offs	at End of Period
Year ended December 31,
2010	$140,559	$65,000	$48,836	$156,723
2009	$106,542	$150,000	$115,983	$140,559
2008	$72,895	$130,000	$96,353	$106,542

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Capitalized Software Feature Enhancements
Capitalized software feature enhancements are stated on the basis of cost, and are presented net of accumulated amortization. The Company capitalizes costs incurred during the software development phase for projects when such costs are material. These assets are amortized using the straight-line method, generally over one to four years. The Company capitalized approximately $2.0 million and $1.3 million during 2010 and 2009, respectively. Maintenance and operating costs are expensed as incurred. As of December 31, 2010 and 2009, there were no capitalized internal development costs for computer software developed for resale.
Property and Equipment
Property and equipment are stated on the basis of cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives, except for assets under capital leases and leasehold improvements, which are amortized over the shorter of the estimated useful life or their respective lease term. Depreciation and amortization of property and equipment totaled $1,731,144 and $2,324,297 for the years ended December 31, 2010 and 2009, respectively.

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
Intangible assets acquired through acquisitions are comprised of content, contract rights, customer relationships, non-competition agreements and favorable lease rights. As of December 31, 2010 intangible assets with remaining unamortized balances include contract rights, customer relationships and non-competition agreements recorded in connection with the acquisitions of The Jackson Organization, Research Consultants, Inc. (TJO) and Data Management and Research, Inc. (DMR). Intangible assets are considered to have definite useful lives and are being amortized on a straight line basis over the expected periods to be benefited, generally three to five years for content, two to eight years for contract rights, customer lists and customer relationships, six months to four years for non-competition agreements, and over the lease term for favorable lease rights. The weighted average amortization period for definite lived intangible assets as of December 31, 2010 is 7.7 years. Intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable. There were no impairments identified or recorded for the years ended December 31, 2010, 2009, or 2008.
Long-Lived Assets
Long-lived assets to be held for use are reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate that an impairment of long-lived assets held for use are present. The Company measures any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates whether the carrying value of long-lived assets, including property and equipment, capitalized software feature enhancements, other assets and intangible assets will be recoverable. There were no impairments identified or recorded for the years ended December 31, 2010, 2009, or 2008.
Other Assets
Other assets are comprised of the long-term portion of content development fees and other assets of a long-term nature.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Income Taxes
Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of December 31, 2010, the Company has established a valuation allowance of $1.1 million for the portion of its net deferred tax assets that are not more likely than not expected to be realized.
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
Accrual for Service Credits
The Company maintains an accrual for service credits that may occur from our Internet-based learning products. The accrual is estimated using management’s judgment and analysis of potential risk of loss associated with downtime, system performance, or other contractual obligations associated with our hosted applications. At December 31, 2010, and 2009, the accrual for service credits balance was approximately $194,000 and $318,000, respectively, and is included on the accompanying consolidated balance sheets under the caption “accrued liabilities.”
Other Long Term Liabilities
Other long term liabilities represent the deferred rent liability associated with an operating lease for office space in Nashville, Tennessee.
Advertising
The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2010, 2009, and 2008 was approximately $130,000, $137,000, and $284,000, respectively.
Shipping and Handling Costs
Shipping and handling costs that are associated with our products and services are included in cost of revenues.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Product Development Costs
Product development costs include internal and external costs to develop and convert content for our Internet-based learning products. We capitalize the cost of content developed by third parties where the life expectancy is greater than one year and the anticipated cash flows from such content is expected to exceed its cost. The Company capitalized approximately $57,000 and $84,000 of content development costs during 2010 and 2009, respectively. Capitalized content development costs are included in the accompanying consolidated balance sheets under the captions “prepaid development fees” and “other assets.” We amortize content development over its expected life, which is generally one to three years. Content development costs that have been capitalized are subject to a periodic impairment review in accordance with our policy. The Company did not capitalize any internal web site development costs during 2010 or 2009, since the costs incurred were related to planning or operation of such products and sites.
Net Income Per Share
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share to the extent these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on diluted net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2010, 2009, and 2008.
Concentrations of Credit Risk and Significant Customers
The Company places its temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits.
The Company sells its products and services to various companies in the healthcare industry that are located in the United States. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from customers. The Company did not have any single customer representing over 10% of net revenues during 2010, 2009, or 2008.
Stock Based Compensation
As of December 31, 2010, the Company maintains a stock based compensation plan, which is described in Note 12. The Company accounts for stock based compensation using the fair-value based method for costs related to share-based payments, including stock options. The Company uses the Black Scholes option pricing model for calculating the fair value of awards issued under its stock based compensation plan. Stock based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period.
Fair Value of Financial Instruments
The following methods and assumptions were used in estimating fair value for financial instruments:
Cash and cash equivalents and restricted cash: The carrying amounts approximate the fair value because of the short-term maturity or short-term nature of such instruments.
Accounts receivable, accounts receivable-unbilled, interest receivable, accounts payable, accrued liabilities and deferred revenue: The carrying amounts, net of any allowance for doubtful accounts, approximate the fair value because of the short-term nature of such instruments.
Investments in marketable securities: The carrying amounts approximate the fair value based on quoted market prices. See Note 5.
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
2. SHAREHOLDERS’ EQUITY
Common Stock
The Company is authorized to issue up to 75 million shares of common stock. The number of common             shares issued and outstanding as of December 31, 2010 and 2009 was 21,805,235 and 21,623,350, respectively. During February 2010, our Board of Directors authorized the Company to purchase up to $4.0 million of its common stock over a one year period. During 2010, the Company purchased 77,765 shares at an average price of $4.88 per share.
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
3. NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income	$4,154,418	$13,972,246	$2,854,795

Denominator:
Weighted-average shares outstanding:
Basic	21,766,915	21,457,417	21,707,364
Employee stock options and escrowed shares	721,109	380,623	496,950

Diluted	22,488,024	21,838,040	22,204,314

Net income per share:
Basic	$0.19	$0.65	$0.13

Diluted	$0.18	$0.64	$0.13

For the years ended December 31, 2010, 2009, and 2008, the calculation of weighted average and equivalent shares excluded options and warrants that were anti-dilutive. The equivalent common shares related to such options and warrants were 397,875 in 2010, 1,478,664 in 2009, and 1,913,082 in 2008.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. INVESTMENTS IN MARKETABLE SECURITIES
At December 31, 2010, the fair value of investments in marketable securities, which were all classified as current and available-for-sale, included the following:

	Amortized Cost	Unrealized Losses	Fair Value
Corporate debt securities	$3,201,094	$(2,607)	$3,198,487
Municipal debt securities	2,507,515	(2,810)	2,504,705

	$5,708,609	$(5,417)	$5,703,192

All of the above debt securities at December 31, 2010 mature within one year.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used in measuring fair value. There are three levels to the fair value hierarchy based on the reliability of inputs, as follows:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, or quoted market prices for identical or similar assets and liabilities in markets that are not active.
Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions.
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 were as follows:

	Level 1	Level 2	Level 3
Available-for-sale securities	$5,703,192	$—	$—
The Company’s investments in marketable securities consist of Corporate and Municipal debt securities classified as available for sale. The carrying amounts reported in the condensed consolidated balance sheets approximate the fair value of the Company’s investments in marketable securities based on quoted market prices.
At December 31, 2010 and 2009, the Company did not have any financial liabilities that were subject to fair value measurements.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. GOODWILL
Goodwill is tested for impairment at least annually using a fair value method. The Company tests goodwill for impairment using both income and market based models. The technique used to determine the fair value of our reporting units is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges, which could adversely impact our operating results for the period in which such a determination is made. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists. During the annual impairment evaluation in the fourth quarter of 2010 and 2009, the results of our goodwill impairment analysis indicated the fair value of our reporting units exceeded their carrying values. Therefore no impairment existed at December 31, 2010 and 2009.
Goodwill for HealthStream Learning totaled $3,306,688 at December 31, 2010 and 2009, and goodwill for HealthStream Research totaled $17,840,176 at December 31, 2010 and 2009. There were no changes in the carrying amount of goodwill during the years ended December 31, 2010 and 2009. On January 1, 2002, upon the adoption of FASB guidance for goodwill and other intangible assets, the Company recorded a $5.0 million goodwill impairment charge for HealthStream Learning.
7. INTANGIBLE ASSETS
All intangible assets are considered to have finite useful lives. Customer related intangible assets include contract rights, customer lists, and customer relationships associated with our acquisitions of DMR and TJO. Other intangible assets include non-competition agreements associated with the same acquired entities. The intangibles are being amortized over their estimated useful lives, ranging from one to eight years. Amortization of intangible assets was approximately $947,000, $947,000, and $967,000, for the years ended December 31, 2010, 2009 and 2008, respectively.
Identifiable intangible assets are comprised of the following:

	As of December 31, 2010			As of December 31, 2009
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Customer related	$9,915,000	$(7,085,849)	$2,829,151	$9,915,000	$(6,213,974)	$3,701,026
Other	972,142	(957,479)	14,663	972,142	(882,222)	89,920

Total	$10,887,142	$(8,043,328)	$2,843,814	$10,887,142	$(7,096,196)	$3,790,946

Estimated amortization expense for the years ending December 31, is as follows:

2011	$886,537
2012	871,875
2013	549,632
2014	446,875
2015	88,895

Total	$2,843,814

8. CONTENT RIGHTS AND DEFERRED SERVICE CREDITS
During 2009, the Company entered into a renewal agreement with a customer in which the Company was provided continued rights to distribute and resell courseware owned by them. In exchange for the receipt of an exclusive license to distribute and resell this courseware, the Company provided the customer with service credits that can be exchanged for future purchases of the Company’s products and services. The value assigned to the content rights and the deferred service credits was $665,000, which represented the estimated fair value of the assets relinquished. The content rights are classified within prepaid development fees and other assets, and the deferred service credits are classified within accrued liabilities on our condensed consolidated balance sheets as of December 31, 2010 and 2009.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. CONTENT RIGHTS AND DEFERRED SERVICE CREDITS (continued)
These exchangeable service credits will be issued annually through December 31, 2011, and will expire twenty-four months after issuance. Any unused credits will be forfeited upon expiration. During the years ended December 31, 2010 and 2009, the Company issued exchangeable service credits of $100,000 and $465,000, respectively, in accordance with this agreement, and is obligated to issue remaining service credits of $100,000 in 2011. The content rights are being amortized on a straight-line basis through December 31, 2012. Revenues for products or services provided in exchange for these service credits will be recognized in accordance with our revenue recognition policies.
9. COLLABORATIVE ARRANGEMENT
On June 23, 2010, the Company announced the formation of SimVentures, a collaborative arrangement between HealthStream and Laerdal Medical Corporation. SimVentures will offer products and services aimed at accelerating the global adoption of simulation-based learning by healthcare providers—with a focus on improving clinical competencies and patient outcomes. The Company will receive 50 percent of the profits or losses generated from the collaborative arrangement. A legal entity was not formed as part of the collaborative arrangement, therefore, the Company is accounting for SimVentures as a collaborative arrangement in accordance with applicable accounting guidance. SimVentures is currently in the product development phase, and sales activity is expected to commence during 2011. During the year ended December 31, 2010, the Company recorded approximately $413,000 of expenses related to the collaborative arrangement, which are primarily recorded in the product development category within the statements of income. The Company also recorded approximately $282,000 of capitalized software feature enhancements during 2010. SimVentures is included in the HealthStream Learning business segment.
10. BUSINESS SEGMENTS
The Company provides services to healthcare organizations, pharmaceutical and medical device companies, and other members within the healthcare industry. These services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). HealthStream Learning products and services include our Internet-based HealthStream Learning Center®, authoring tools, courseware subscriptions, online training and content development, online sales training courses, HospitalDirect® and other products focused on education and training to serve professionals that work within healthcare organizations. HealthStream Research products and services include Patient Insights™, Employee Insights™, Physician Insights™, and Community Insights™ surveys, along with the Improvement Center™, national benchmarks, HCAHPS Improvement Library, consulting services, and other support tools.
The following is the Company’s business segment information as of and for the years ended December 31, 2010, 2009 and 2008. The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance.

	Year ended December 31, 2010
	Learning	Research	Unallocated	Consolidated
Revenues, net	$45,165,253	$20,589,010	$—	$65,754,263
Cost of revenues (excluding depreciation and amortization)	13,528,252	10,662,449	—	24,190,701
Product development	5,484,337	1,504,628	—	6,988,965
Sales and marketing	8,310,131	4,372,034	371,510	13,053,675
Other general and administrative	1,865,646	1,823,864	5,892,055	9,581,565
Depreciation and amortization	1,896,435	1,252,214	1,731,145	4,879,794

Total income from operations	$14,080,452	$973,821	$(7,994,710)	$7,059,563

*Segment assets	$18,730,859	$26,701,566	$36,578,278	$82,010,703

Purchases of property and equipment	$1,172,471	$399,891	$1,051,258	$2,623,620

Payments associated with capitalized software feature enhancements	$1,794,514	$249,238	$—	$2,043,752

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. BUSINESS SEGMENTS (continued)

	Year ended December 31, 2009
	Learning	Research	Unallocated	Consolidated
Revenues, net	$38,153,924	$19,244,306	$—	$57,398,230
Cost of revenues (excluding depreciation and amortization)	11,945,931	9,397,520	—	21,343,451
Product development	5,231,410	1,053,895	—	6,285,305
Sales and marketing	7,318,205	3,324,589	287,439	10,930,233
Other general and administrative	1,784,121	1,862,433	4,930,934	8,577,488
Depreciation and amortization	1,832,542	982,636	2,324,297	5,139,475

Total income from operations	$10,041,715	$2,623,233	$(7,542,670)	$5,122,278

*Segment assets	$18,185,466	$26,209,873	$26,606,941	$71,002,280

Purchases of property and equipment	$1,131,642	$168,055	$487,600	$1,787,297

Payments associated with capitalized software feature enhancements	$783,786	$498,964	$—	$1,282,750

	Year ended December 31, 2008
	Learning	Research	Unallocated	Consolidated
Revenues, net	$32,831,640	$18,767,903	$—	$51,599,543
Cost of revenues (excluding depreciation and amortization)	10,616,573	9,036,877	—	19,653,450
Product development	4,634,664	1,035,290	—	5,669,954
Sales and marketing	7,087,094	3,522,928	210,040	10,820,062
Other general and administrative	1,617,432	1,889,971	4,644,888	8,152,291
Depreciation and amortization	1,714,119	1,002,527	2,105,622	4,822,268

Total income from operations	$7,161,758	$2,280,310	$(6,960,560)	$2,481,518

*Segment assets	$16,027,451	$27,018,000	$9,751,430	$52,796,882

Purchases of property and equipment	$594,816	$118,328	$425,454	$1,138,598

Payments associated with capitalized software feature enhancements	$513,540	$466,893	$—	$980,433

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software feature enhancements, certain property and equipment, and intangible assets. Cash and cash equivalents and investments in marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.
11. INCOME TAXES
The provision (benefit) for income taxes is comprised of the following:

	Year Ended December 31,
	2010	2009	2008
Current federal	$145,697	$116,401	$19,450
Current state	64,920	109,955	54,928
Deferred federal	2,515,383	(8,134,543)	(335,944)
Deferred state	158,287	(957,005)	(39,523)

Provision (benefit) for income taxes	$2,884,287	$(8,865,192)	$(301,089)

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. INCOME TAXES (continued)
The provision (benefit) for income taxes differs from the amounts computed by applying the federal statutory rate of 34% to the income before income taxes as follows:

	Year Ended December 31,
	2010	2009	2008
Federal tax provision at the statutory rate	$2,391,318	$1,736,259	$868,360
State income tax provision, net of federal benefit	309,152	202,223	135,883
Other	183,817	229,484	335,641
Decrease in valuation allowance	—	(11,033,158)	(1,640,973)

Provision (benefit) for income taxes	$2,884,287	$(8,865,192)	$(301,089)

Management periodically assesses the realizability of its deferred tax assets, and to the extent that a recovery is not likely, a valuation allowance is established to reduce the deferred tax asset to the amount estimated to be recoverable. During 2009, the valuation allowance decreased $11,033,158, of which $9,091,548 was associated with the Company’s conclusion that substantially all of its deferred tax assets will be realized in future periods. During 2008, the Company released $375,467 of the valuation allowance. At December 31, 2010, a valuation allowance of $1,093,699 exists for the remaining portion of deferred tax assets, which are comprised of the portion of net operating loss carryforwards attributable to the exercises of stock options. Any future reductions of the valuation allowance associated with this deferred tax asset would be recognized as an increase to common stock.
As of December 31, 2010, the Company had federal and state net operating loss carryforwards of $24,645,179 and $19,781,583, respectively. These loss carryforwards will expire in years 2012 through 2024. As of December 31, 2010, $3,240,478 of the net operating loss carryforwards is attributable to the exercise of stock options, and if realized, the tax benefit will be recorded as an increase to common stock. The net operating loss carryforwards are subject to annual limitations under Internal Revenue Code Section 382. The annual limitations could result in the expiration of a portion of net operating loss and tax credit carryforwards before they are fully utilized.
The Company has research and development tax credit carryforwards of $285,787 that expire in varying amounts through 2024. As of December 31, 2010, the Company has alternative minimum tax credit carryforwards of $360,754 that are available to offset future regular tax liabilities and they do not expire. Federal income tax payments of $191,000, $95,000 and $5,300, were made during the years ended December 31, 2010, 2009, and 2008, respectively. State income tax payments of $177,407, $50,835, and $41,560 were made during the years ended December 31, 2010, 2009, and 2008, respectively.
As of December 31, 2010 and 2009, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years 2007 through 2010. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2007 are also subject to examination and adjustment. The Company has no income tax examinations in process.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. INCOME TAXES (continued)
Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	December 31,
	2010	2009
Current deferred tax assets:
Allowance for doubtful accounts	$59,544	$53,412
Accrued liabilities	753,953	707,050
Net operating loss carryforwards	3,015,898	2,320,194

	3,829,395	3,080,656
Less: Valuation allowance	(392,724)	(250,179)

Net current deferred tax assets	$3,436,671	$2,830,477

Noncurrent deferred tax assets:
Depreciation	$319,170	$301,388
Research and development credits	285,787	285,787
Stock based compensation	205,924	154,430
Alternative minimum tax credits	360,754	215,057
Net operating loss carryforwards	6,265,284	9,721,833

	7,436,919	10,678,495
Less: Valuation allowance	(700,975)	(843,520)

Net noncurrent deferred tax assets	$6,735,944	$9,834,975

Noncurrent deferred tax liabilities:
Deductible goodwill	$673,750	$291,565
Nondeductible intangible assets	715,658	917,010

Total noncurrent deferred tax liabilities	$1,389,408	$1,208,575

Net noncurrent deferred tax asset	$5,346,536	$8,626,400

12. STOCK BASED COMPENSATION
Total stock based compensation expense recorded for the years ended December 31, 2010, 2009, and 2008, which is recorded in our statements of income, is as follows:

	Years Ended December 31,
	2010	2009	2008
Cost of revenues (excluding depreciation and amortization)	$37,067	$22,722	$45,479
Product development	127,682	113,324	157,969
Sales and marketing	161,675	199,529	199,832
Other general and administrative	337,095	324,947	368,280

Total stock based compensation expense	$663,519	$660,522	$771,560

Stock Option Plan
The Company’s 2010 Stock Incentive Plan (the Plan) authorizes the grant of options or other forms of stock based compensation to employees, officers, directors and others, and such grants must be approved by the Compensation Committee of the Board of Directors. Options granted under the Plan have terms of no more than ten years, with certain restrictions. The Plan allows the Compensation Committee of the Board of Directors to determine the vesting period of each grant. The vesting period of the options granted ranges from immediate vesting to annual vesting up to four years, beginning one year after the grant date. As of December 31, 2010, 1,372,500 shares of unissued common stock remained reserved for future grants under the Plan. The Company issues new shares of common stock when options are exercised.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. STOCK BASED COMPENSATION
The weighted average fair value of options granted was estimated using the Black-Scholes method. The ranges of assumptions used for these estimates include:

	2010	2009	2008
Risk-free interest rate	1.88 — 2.49%	1.73 — 3.22%	2.63 — 3.56%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	5 to 7	5 to 7	5 to 8
Expected forfeiture rate	0-10%	0-20%	0-20%
Volatility	55%	60%	65%
Risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the option grant having a term equivalent to the expected life of the option.
Expected dividend yield is zero because the Company has not made any dividend payments in its history and does not plan to pay dividends in the foreseeable future.
Expected life is the period of time the option is expected to remain outstanding, and is based on historical experience. The contractual option life ranges from eight to ten years. The Company estimated the expected life of options granted to members of management to be five years and seven to eight years for directors.
Expected forfeiture rate is the estimated percentage of options granted that are not expected to become fully vested. This estimate is based on historical experience, and will be adjusted as necessary to match the actual forfeiture experience.
Volatility is the measure of the amount by which the price is expected to fluctuate. The Company estimated volatility based on the actual historical volatility of the Company’s common stock, and management believes future volatility will be similar to the Company’s historical volatility experience.
The Company amortizes the fair value of all stock based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally is the vesting period.
A progression of activity and various other information relative to stock options for the year ended December 31, 2010 is presented in the table below.

		Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding — beginning of period	2,465,750	$2.87
Granted	341,500	4.07
Exercised	(259,650)	2.07
Expired	(69,500)	8.02
Forfeited	(52,100)	2.71

Outstanding — end of period	2,426,000	$2.98	$12,299,238

Exercisable at end of period	1,527,200	$2.83	$7,694,660

The aggregate intrinsic value in the table above represents the total difference between the Company’s closing stock price on December 31, 2010 (the last trading day of the year) of $8.04 and the option exercise price, multiplied by the number of in-the-money options as of December 31, 2010. As of December 31, 2010, total unrecognized compensation expense related to non-vested stock options was $950,377, net of estimated forfeitures, with a weighted average expense recognition period of 2.2 years. The weighted average remaining contractual term of options outstanding at December 31, 2010 was 4.3 years. Options exercisable at December 31, 2010 have a weighted average remaining contractual term of 3.2 years.

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. STOCK BASED COMPENSATION (continued)
Other information relative to option activity during the years ended December 31, 2010, 2009, and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
Weighted average grant date fair value of stock options granted	$2.15	$1.17	$1.69

Total fair value of stock options vested	$587,599	$531,104	$629,528

Total intrinsic value of stock options exercised	$637,760	$547,628	$61,617

Cash proceeds from exercise of stock options	$536,332	$425,354	$210,928

13. EMPLOYEE BENEFIT PLAN
401(k) Plan
The Company has a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, not to exceed 20% of compensation, subject to IRS limitations. The Company has not provided matching contributions through December 31, 2010.
14. DEBT
At December 31, 2010 and 2009, the Company had the following debt outstanding:

	December 31,
	2010	2009
Promissory Note	$—	$306,942
Less current portion	—	(306,942)

Long-term debt (net of current portion)	$—	$—

Promissory Note
During 2007, the Company financed the purchase of approximately $2.1 million in multi-year software licenses. As a result of this transaction, the Company entered into a promissory note loan agreement which was scheduled to be repaid in 36 payments due on a monthly basis beginning July 1, 2007. The promissory note included interest at an annual rate of 2.32%, and was unsecured. The promissory note was paid in full during 2010.
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

HEALTHSTREAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. DEBT (continued)
In addition, the revolving credit facility requires the Company to meet certain financial tests, including, without limitation:
•	a maximum total leverage ratio (consolidated debt/consolidated EBITDA) of 2.0 to 1.0;

•	funded debt to total capitalization may not exceed 40%; and

•	tangible net worth may not be less than $1.00
As of December 31, 2010, the Company believes it was in compliance with all covenants. There were no balances outstanding on the revolving credit facility as of December 31, 2010.
15. LEASES
As of December 31, 2010, the Company leased office facilities in Nashville, TN and Laurel, MD under agreements that expire before or during April 2017. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. The Company accounts for these leases by recognizing rent expense on a straight-line basis and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The Company also leases certain office equipment under operating leases. Total rent expense under all operating leases was approximately $1,756,000, $1,467,000, and $1,502,000, for the years ended December 31, 2010, 2009, and 2008, respectively. The Company also leases office equipment from third parties which are accounted for as capital leases.
Future rental payment commitments at December 31, 2010 under capital and non-cancelable operating leases, with initial terms of one year or more, are as follows:

	Capital Leases	Operating Leases
2011	$4,494	$1,456,183
2012	—	885,589
2013	—	768,011
2014	—	752,557
2015	—	764,741
Thereafter	—	1,036,384

Total minimum lease payments	4,494	$5,663,465

Less amounts representing interest	(132)

Present value of minimum lease payments	$4,362

The carrying value of assets under capital leases, which are included with owned assets in the accompanying consolidated balance sheets, was $-0- and $7,500 at December 31, 2010 and 2009, respectively. Amortization of the assets under the capital leases is included in depreciation expense on the accompanying consolidated statements of income.
16. LITIGATION
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.
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
Changes in Internal Control Over Financial Reporting
There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information as to directors of the Company and corporate governance is incorporated by reference from the information contained in our proxy statement for the 2011 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation
Incorporated by reference from the information contained in our proxy statement for the 2011 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information contained in our proxy statement for the 2011 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the information contained in our proxy statement for the 2011 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 14. Principal Accounting Fees and Services
Incorporated by reference from the information contained in our proxy statement for the 2011 Annual Meeting of Shareholders that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.
(a)(3) Exhibits

Number	Description
2.1 (1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.2 (2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.

*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Reference is made to Exhibits 3.1 and 3.2.

*10.1^	1994 Employee Stock Option Plan, effective as of April 15, 1994

*10.2^	2000 Stock Incentive Plan, effective as of April 10, 2000

*10.3^(9)	2010 Stock Incentive Plan, effective as of May 27, 2010

*10.4^	Form of Indemnification Agreement

*10.5^(3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

*10.6	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

^10.7 (4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Employees)

^10.8 (4)	Form of HealthStream, Inc. Incentive Stock Option Agreement (Employees)

^10.9 (4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Directors)

10.10 (5)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank

10.11 (6)	First Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank

10.12 (7)	Second Amendment to Loan Agreement dated July 23, 2007 between HealthStream, Inc. and SunTrust Bank

10.13 (8)	Third Amendment to Loan Agreement dated July 17, 2009 between HealthStream, Inc. and SunTrust Bank

^10.14	Summary of Director and Executive Officer Compensation

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.

(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.

(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.

(4)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated June 1, 2010.

(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.

(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.

(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 24, 2007.

(8)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 17, 2009.

(9)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of March, 2011.

HEALTHSTREAM, INC.
By:	/s/ Robert A. Frist, Jr.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Robert A. Frist, Jr. Robert A. Frist, Jr.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 23, 2011

/s/ Gerard M. Hayden, Jr. Gerard M. Hayden, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 23, 2011

Thompson Dent	Director

/s/ Frank Gordon Frank Gordon	Director	March 23, 2011

/s/ C. Martin Harris C. Martin Harris	Director	March 23, 2011

/s/ Jeffrey L. McLaren Jeffrey L. McLaren	Director	March 23, 2011

/s/ Dale Polley Dale Polley	Director	March 23, 2011

/s/ Linda Rebrovick Linda Rebrovick	Director	March 23, 2011

/s/ Michael Shmerling Michael Shmerling	Director	March 23, 2011

/s/ William Stead William Stead	Director	March 23, 2011

/s/ Deborah Taylor Tate Deborah Taylor Tate	Director	March 23, 2011

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1 (1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.2 (2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

*3.1	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

*3.2	Form of Amended and Restated Bylaws of HealthStream, Inc.

*4.1	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Reference is made to Exhibits 3.1 and 3.2.

*10.1^	1994 Employee Stock Option Plan, effective as of April 15, 1994

*10.2^	2000 Stock Incentive Plan, effective as of April 10, 2000

*10.3^(9)	2010 Stock Incentive Plan, effective as of May 27, 2010

*10.4^	Form of Indemnification Agreement

*10.5^(3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

*10.6	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

^10.7 (4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Employees)

^10.8 (4)	Form of HealthStream, Inc. Incentive Stock Option Agreement (Employees)

^10.9 (4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Directors)

10.10 (5)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank

10.11 (6)	First Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank

10.12 (7)	Second Amendment to Loan Agreement dated July 23, 2007 between HealthStream, Inc. and SunTrust Bank

10.13 (8)	Third Amendment to Loan Agreement dated July 17, 2009 between HealthStream, Inc. and SunTrust Bank

^10.14	Summary of Director and Executive Officer Compensation

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).

^	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.

(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.

(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.

(4)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated June 1, 2010.

(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.

(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.

(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 24, 2007.

(8)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 17, 2009.

(9)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.