Form 10-Q
period 2011-03-31
HEALTHSTREAM INC
filed 2011-05-02
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2011, 21,935,535 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,220,351	$17,867,860
Investments in short-term marketable securities	8,261,843	5,703,192
Restricted cash	124,550	84,528
Interest receivable	47,341	51,226
Accounts receivable, net of allowance for doubtful accounts of $126,686 and $156,723 at March 31, 2011 and December 31, 2010, respectively	13,046,474	11,069,108
Accounts receivable — unbilled	1,411,495	1,314,025
Deferred tax assets, current	3,436,671	3,436,671
Prepaid royalties, net of amortization	2,403,826	3,145,297
Other prepaid expenses and other current assets	1,687,470	1,598,874

Total current assets	44,640,021	44,270,781
Property and equipment:
Equipment	14,424,732	14,347,683
Leasehold improvements	3,289,512	2,737,715
Furniture and fixtures	1,958,141	2,027,535

	19,672,385	19,112,933
Less accumulated depreciation and amortization	(15,447,703)	(15,287,579)

	4,224,682	3,825,354

Capitalized software development, net of accumulated amortization of $6,324,760 and $5,886,594 at March 31, 2011 and December 31, 2010, respectively	7,980,887	4,332,705
Goodwill	21,146,864	21,146,864
Intangible assets, net of accumulated amortization of $8,276,216 and $8,043,328 at March 31, 2011 and December 31, 2010, respectively	2,610,926	2,843,814
Deferred tax assets, noncurrent	4,295,125	5,346,536
Other assets	191,022	244,649

Total assets	$85,089,527	$82,010,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,374,734	$2,374,621
Accrued liabilities	3,631,848	4,120,786
Accrued compensation and related expenses	796,532	1,506,245
Deferred revenue	20,082,512	16,740,454
Capital lease obligations	2,753	4,362

Total current liabilities	25,888,379	24,746,468

Other long-term liabilities	492,572	473,897
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 21,931,535 and 21,805,235 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	97,615,980	97,227,198
Accumulated deficit	(38,905,686)	(40,431,443)
Accumulated other comprehensive loss	(1,718)	(5,417)

Total shareholders’ equity	58,708,576	56,790,338

Total liabilities and shareholders’ equity	$85,089,527	$82,010,703

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Revenues, net	$18,505,735	$14,837,252
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	7,069,788	5,461,982
Product development	1,786,248	1,526,165
Sales and marketing	3,507,644	2,960,868
Other general and administrative expenses	2,542,171	2,085,872
Depreciation and amortization	1,042,874	1,390,342

Total operating costs and expenses	15,948,725	13,425,229

Income from operations	2,557,010	1,412,023

Other income (expense):
Interest and other income	29,626	2,716
Interest and other expense	(9,468)	(11,216)

Total other income (expense)	20,158	(8,500)

Income before income tax provision	2,577,168	1,403,523
Income tax provision	1,051,411	596,659

Net income	$1,525,757	$806,864

Net income per share:
Basic	$0.07	$0.04

Diluted	$0.07	$0.04

Weighted average shares of common stock outstanding:
Basic	21,837,334	21,675,763

Diluted	22,969,406	22,130,145

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011

				Accumulated Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at December 31, 2010	21,805,235	$97,227,198	$(40,431,443)	$(5,417)	$56,790,338

Net income	—	—	1,525,757	—	1,525,757

Unrealized gain on investments in marketable securities.	—	—	—	3,699	3,699

Stock based compensation expense	—	189,794	—	—	189,794

Exercise of stock options	126,300	198,988	—	—	198,988

Balance at March 31, 2011	21,931,535	$97,615,980	$(38,905,686)	$(1,718)	$58,708,576

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$1,525,757	$806,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,042,874	1,390,342
Stock based compensation expense	189,794	162,779
Deferred income taxes	1,051,411	596,659
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(2,074,836)	(2,220,597)
Restricted cash	(40,022)	(45,739)
Interest receivable	3,885	235
Prepaid royalties	741,471	(7,214)
Other prepaid expenses and other current assets	(151,346)	82,082
Other assets	91,381	47,674
Accounts payable	(999,887)	(897,402)
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	(1,179,976)	(1,127,137)
Deferred revenue	3,342,058	2,559,507

Net cash provided by operating activities	3,542,564	1,348,053

INVESTING ACTIVITIES:
Proceeds from maturities of investments in marketable securities	2,135,000	—
Purchases of investments in marketable securities	(4,727,704)	—
Payments associated with capitalized software development	(4,086,348)	(424,248)
Purchases of property and equipment, net	(708,400)	(250,424)

Net cash used in investing activities	(7,387,452)	(674,672)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	198,988	243,346
Payments on long-term debt	—	(183,792)
Payments on capital lease obligations	(1,609)	(3,178)

Net cash provided by financing activities	197,379	56,376

Net (decrease) increase in cash and cash equivalents	(3,647,509)	729,757
Cash and cash equivalents at beginning of period	17,867,860	12,287,059

Cash and cash equivalents at end of period	$14,220,351	$13,016,816

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
The balance sheet at December 31, 2010 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2011).
2. INCOME TAXES
Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.
During the three months ended March 31, 2011 and 2010, the Company recorded a provision for income taxes of $1,051,411 and $596,659, respectively. The Company’s effective tax rate for the three months ended March 31, 2011 and 2010 was 40.8% and 42.5%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various immaterial permanent tax differences.
3. STOCK BASED COMPENSATION
The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options. During the three months ended March 31, 2011, the Company granted 219,750 stock options with a weighted average grant date fair value of $3.51. During the three months ended March 31, 2010, the Company granted 214,000 stock options with a weighted average grant date fair value of $1.77. The fair value of stock based awards granted during the three months ended March 31, 2011 and 2010 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

	Three Months Ended
	March 31,
	2011	2010
Risk-free interest rate	2.37%	2.39%
Expected dividend yield	0.0%	0.0%
Expected life	5 years	5 years
Expected forfeiture rate	5%	10%
Volatility	50%	55%
Total stock based compensation expense recorded for the three months ended March 31, 2011 and 2010, which is recorded in the condensed consolidated statements of income, is as follows:

	Three Months Ended
	March 31,
	2011	2010
Cost of revenues (excluding depreciation and amortization)	$11,166	$9,134
Product development	39,563	32,087
Sales and marketing	47,936	43,779
Other general and administrative	91,129	77,779

Total stock based compensation expense	$189,794	$162,779

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 0.3 million and 0.7 million for the three months ended March 31, 2011 and 2010, respectively.
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income	$1,525,757	$806,864

Denominator:
Weighted average shares outstanding:
Basic	21,837,334	21,675,763
Employee stock options	1,132,072	454,382

Diluted	22,969,406	22,130,145

Net income per share:
Basic	$0.07	$0.04

Diluted	$0.07	$0.04

5. COLLABORATIVE ARRANGEMENT
On June 23, 2010, the Company announced the formation of SimVentures, a collaborative arrangement between HealthStream and Laerdal Medical Corporation (Laerdal Medical). The Company will receive 50 percent of the profits or losses generated from the collaborative arrangement. A legal entity was not formed as part of the collaborative arrangement; therefore, the Company accounts for SimVentures as a collaborative arrangement in accordance with applicable accounting guidance. During the first quarter of 2011, the Company acquired fifty percent ownership in Laerdal Medical’s Advanced Video System (AVS) product for $3.5 million in cash. AVS is a product that enables users of advanced patient simulators to easily capture video, audio, data logs, and “patient” responses. The AVS product is now jointly owned through SimVentures. During the second quarter of 2011, SimVentures will launch SimStore™, one of the components of SimCenter™ that will offer healthcare providers an opportunity to sample and purchase simulation scenarios to use in their simulation training activities. During the three months ended March 31, 2011, the Company recorded approximately $112,000 of expenses related to the collaborative arrangement, which are primarily recorded in the product development and sales and marketing categories within the condensed consolidated statements of income. The Company also recorded approximately $3.8 million of capitalized software development for SimVentures during the first quarter of 2011, comprised of the $3.5 million paid for the AVS product and $284,000 associated with SimStoreTM.
6. BUSINESS SEGMENTS
The Company primarily provides services to healthcare organizations, and to a lesser extent, to pharmaceutical and medical device companies and other members within the healthcare industry. The Company’s services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. BUSINESS SEGMENTS (continued)
The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The following is the Company’s business segment information as of and for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Revenues
HealthStream Learning	$12,986,948	$10,302,904
HealthStream Research	5,518,787	4,534,348

Total net revenue	$18,505,735	$14,837,252

Income from operations
HealthStream Learning	$4,266,534	$3,220,345
HealthStream Research	327,014	159,571
Unallocated	(2,036,538)	(1,967,893)

Total income from operations	$2,557,010	$1,412,023

	March 31, 2011	December 31, 2010
Segment assets *
HealthStream Learning	$24,431,929	$18,730,859
HealthStream Research	26,011,466	26,701,566
Unallocated	34,646,133	36,578,278

Total assets	$85,089,527	$82,010,703

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and investments in marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.
7. INVESTMENTS IN MARKETABLE SECURITIES
At March 31, 2011, the fair value of investments in marketable securities, which were all classified as current and available-for-sale, included the following:

	Amortized Cost	Unrealized Losses	Fair Value
Corporate debt securities	$4,539,830	$(1,185)	$4,538,645
Municipal debt securities	3,723,731	(533)	3,723,198

	$8,263,561	$(1,718)	$8,261,843

All of the above debt securities at March 31, 2011 mature within one year.
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 were as follows:

	Level 1	Level 2	Level 3
Investments in marketable securities	$8,261,843	$—	$—
The Company’s investments in marketable securities consist of Corporate and Municipal debt securities classified as available for sale. The carrying amounts reported in the condensed consolidated balance sheets equal the fair value of the Company’s investments in marketable securities based on quoted market prices.
At March 31, 2011 and 2010, the Company did not have any financial liabilities that were subject to fair value measurements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Cautionary Notice Regarding Forward-Looking Statements
You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2010, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 23, 2011 (the “2010 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “ projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.
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
In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption “Item 1A. Risk Factors” in our 2010 Form 10-K and the information regarding forward-looking statements in our earnings releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.
Overview
We provide our services to healthcare organizations, pharmaceutical and medical device companies, and other participants within the healthcare industry. Our services are primarily focused on the delivery of education, assessment, and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). HealthStream Learning products and services include our Internet-based HealthStream Learning Center® (HLC), HealthStream Competency Center™ (HCC), Authoring Center, courseware subscriptions, implementation and consulting services, content development, online sales training courses (RepDirect™), HospitalDirect® and other products focused on education and training to serve professionals that work within healthcare organizations. HealthStream’s primary research solutions include Patient Insights™, Employee Insights™, Physician Insights™, and Community Insights™ surveys that deliver insight, analysis, and industry benchmarks to healthcare organizations. Our learning solutions help healthcare organizations improve their required regulatory training, while also offering an opportunity to train their employees in multiple clinical areas. Our research products provide customers valuable insight into measuring quality and satisfaction of patients, employees, physicians, and members of the community.
Key financial and operational indicators for the first quarter of 2011 include:
•	Revenues of $18.5 million in the first quarter of 2011, up 25% over the first quarter of 2010

•	Operating income of $2.6 million in the first quarter of 2011, up 81% over the first quarter of 2010

•	Net income of $1.5 million up 89% from net income of $807,000 in the first quarter of 2010 and diluted earnings per share (EPS) of $0.07 per share in the first quarter of 2011, up 75% from diluted EPS of $0.04 per share in the first quarter of 2010

•	Adjusted EBITDA of $3.8 million in the first quarter of 2011, up 28% from $3.0 million in the first quarter of 2010

•	HealthStream acquires 50% ownership in Advanced Video System (AVS) product, which will serve as the foundation for SimView™, the debriefing component of SimCenter™
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our 2010 Form 10-K, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2010 Form 10-K.
Revenues and Expense Components
The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.
Revenues, net. Revenues for our HealthStream Learning business segment primarily consist of the following products and services: provision of services through our Internet-based HLC, HCC, authoring tools, a variety of courseware subscriptions, implementation and consulting services, maintenance of third party content, content development, online sales training courses (RepDirect™), HospitalDirect®, and a variety of other educational activities for physicians, nurses and other professionals within healthcare organizations. Revenues for our HealthStream Research business segment consist of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and other members of the community.
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
Product Development. Product development consists primarily of salaries and employee benefits, contract labor, stock based compensation, content acquisition costs before technological feasibility is achieved, costs associated with the development of content and expenditures associated with maintaining, developing and operating our training, delivery and administration platforms. In addition, product development expenses are associated with the development of new software feature enhancements and new products. Personnel costs within product development include our systems, application development, and quality assurance teams, product managers, and other personnel associated with content and product development.
Sales and Marketing. Sales and marketing consists primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. Personnel costs within sales and marketing include our HealthStream Learning and HealthStream Research sales teams, strategic account management, consultants, and marketing personnel, as well as our account management group.
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

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, amortization of content development fees, and amortization of capitalized software development.
Other Income (Expense). The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to capital leases and our revolving credit facility.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Revenues, net. Revenues increased approximately $3.7 million, or 24.7%, to $18.5 million for the three months ended March 31, 2011 from $14.8 million for the three months ended March 31, 2010. Revenues for 2011 consisted of $13.0 million, or 70% of total revenue, for HealthStream Learning and $5.5 million, or 30% of total revenue, for HealthStream Research. In 2010, revenues consisted of $10.3 million, or 69% of total revenue, for HealthStream Learning and $4.5 million, or 31% of total revenue, for HealthStream Research.
Revenues for HealthStream Learning increased $2.7 million, or 26.1%, over the first quarter of 2010. Revenues from our Internet-based subscription learning products increased by $2.9 million over the prior year first quarter, and were comprised of revenue increases from the HLC of $1.1 million and from courseware subscriptions of $1.8 million. Revenues from our Internet-based subscription products increased 30% over the prior year first quarter due to a higher number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased to 2,400,000 fully-implemented subscribers and 2,523,000 contracted subscribers at March 31, 2011 compared to 2,043,000 fully-implemented subscribers and 2,136,000 contracted subscribers at March 31, 2010. “Contracted subscribers” include both those already implemented (2,400,000 and 2,043,000 at March 31, 2011 and 2010, respectively) and those in the process of implementation (123,000 and 93,000 at March 31, 2011 and 2010, respectively). Revenues associated with custom courseware development decreased $223,000 from the prior year first quarter.
Revenues for HealthStream Research increased $984,000, or 21.7%, over the first quarter of 2010. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $936,000, or 28.2%, over the prior year first quarter. Revenues from other surveys, which are conducted on annual or bi-annual cycles, increased by $49,000, or four percent, over the prior year first quarter.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $1.6 million, or 29.4%, to $7.1 million for the three months ended March 31, 2011 from $5.5 million for the three months ended March 31, 2010. Cost of revenues as a percentage of revenues was 38.2% of revenues for the three months ended March 31, 2011 compared to 36.8% of revenues for the three months ended March 31, 2010. Cost of revenues for HealthStream Learning increased approximately $1.0 million to $4.2 million and approximated 32.0% and 30.2% of revenues for HealthStream Learning for the three months ended March 31, 2011 and 2010, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues. Cost of revenues for HealthStream Research increased approximately $564,000 to $2.9 million and approximated 52.8% and 51.8% of revenues for HealthStream Research for the three months ended March 31, 2011 and 2010, respectively. The increase is primarily the result of costs associated with the growth in patient survey volume over the prior year first quarter.
Product Development. Product development expenses increased approximately $260,000, or 17.0%, to $1.8 million for the three months ended March 31, 2011 from $1.5 million for the three months ended March 31, 2010. Product development expenses as a percentage of revenues were 9.7% and 10.3% of revenues for the three months ended March 31, 2011 and 2010, respectively.
Product development expenses for HealthStream Learning increased approximately $208,000 and approximated 10.9% and 11.7% of revenues for HealthStream Learning for the three months ended March 31, 2011 and 2010, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year first quarter, while the increase in amount is due to additional personnel expenses associated with platform maintenance and SimVentures. Product development expenses for HealthStream Research increased approximately $52,000 and approximated 6.8% and 7.1% of revenues for HealthStream Research for the three months ended March 31, 2011 and 2010, respectively. The increase in amount is primarily due to additional personnel associated with developing and supporting our survey reporting platform, Insights Online.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $547,000, or 18.5%, to $3.5 million for the three months ended March 31, 2011 from $3.0 million for the three months ended March 31, 2010. Sales and marketing expenses approximated 19.0% and 20.0% of revenues for the three months ended March 31, 2011 and 2010, respectively.
Sales and marketing expenses for HealthStream Learning increased $344,000 and approximated 17.3% and 18.5% of revenues for HealthStream Learning for the three months ended March 31, 2011 and 2010, respectively. This expense increase is primarily due to additional personnel, increased marketing spending, and increased commissions associated with better sales performance compared to the prior year first quarter. Sales and marketing expenses for HealthStream Research increased approximately $173,000, and approximated

21.2% and 22.0% of revenues for HealthStream Research for the three months ended March 31, 2011 and 2010, respectively. The expense increase for HealthStream Research resulted from additional sales personnel and commissions. The increase in commissions is the result of better sales performance compared to the prior year first quarter.
Other General and Administrative Expenses. Other general and administrative expenses increased approximately $456,000, or 21.9%, to $2.5 million for the three months ended March 31, 2011 from $2.1 million for the three months ended March 31, 2010. Other general and administrative expenses as a percentage of revenues approximated 13.7% and 14.1% for the three months ended March 31, 2011 and 2010, respectively.
Other general and administrative expenses for HealthStream Learning increased $93,000 over the prior year first quarter, primarily associated with increased rent expense, while other general and administrative expenses for HealthStream Research increased by $26,000 compared to the prior year first quarter. The unallocated corporate portion of other general and administrative expenses increased $337,000 over the prior year first quarter, primarily associated with software maintenance renewal fees, personnel expenses, professional fees, and rent expense.
Depreciation and Amortization. Depreciation and amortization decreased approximately $347,000, or 25.0%, to $1.0 million for the three months ended March 31, 2011 from $1.4 million for the three months ended March 31, 2010. The decrease primarily resulted from lower depreciation expense associated with certain assets reaching the end of their useful lives.
Other Income (Expense), net. Other income, net was approximately $20,000 for the three months ended March 31, 2011 compared to a net expense of $9,000 for the three months ended March 31, 2010. The improvement over the prior year was associated with higher interest income resulting from higher yields on cash and investments in marketable securities.
Provision for Income Taxes. The Company recorded a provision for income taxes of approximately $1.1 million for the three months ended March 31, 2011 compared to $597,000 for the three months ended March 31, 2010. The Company’s effective tax rate was 40.8% for the first quarter of 2011 compared to 42.5% for the first quarter of 2010. Actual tax payments will be substantially less than our income tax provision until we utilize our federal and state net operating loss carry-forwards of approximately $25.0 million and $20.0 million, respectively, at December 31, 2010, to offset taxable income.
Net Income. Net income was approximately $1.5 million for the three months ended March 31, 2011, compared to $807,000 for the three months ended March 31, 2010. Net income per diluted share was $0.07 per share for the three months ended March 31, 2011, compared to $0.04 per diluted share for the three months ended March 31, 2010.
Adjusted EBITDA (which we define as net income before interest, income tax provision, stock based compensation expense, and depreciation and amortization) improved by 27.9% to approximately $3.8 million for the three months ended March 31, 2011 compared to $3.0 million for the three months ended March 31, 2010. This improvement is consistent with the factors mentioned in management’s discussion and analysis of financial condition and results of operations above. A reconciliation of this calculation to measures under US GAAP is listed in the table below.
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
The Company understands that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluation of companies, this measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for an analysis of the Company’s results as reported under US GAAP. For example, adjusted EBITDA does not reflect cash expenditures, or future requirements for capital expenditures or contractual commitments; it does not reflect non-cash components of employee compensation; it does not reflect changes in, or cash requirements for, our working capital needs; and due to the Company’s utilization of federal and state net operating loss carryforwards in 2010 and 2011, actual cash income tax payments have been significantly less than the tax provision recorded in accordance with US GAAP, and income tax payments will continue to be less than the income tax provision until our existing federal and state net operating loss carryforwards have been fully utilized or have expired.
Management compensates for the inherent limitations associated with using adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with US GAAP, and a reconciliation of adjusted EBITDA to net income, the most directly comparable US GAAP measure.

Income before interest, income tax provision, stock based compensation expense, depreciation and amortization, or adjusted EBITDA:

	Three Months Ended
	March 31,
	2011	2010
Net income	$1,525,757	$806,864
Interest income	(22,448)	(2,666)
Interest expense	9,468	11,216
Income tax provision	1,051,411	596,659
Stock based compensation expense	189,794	162,779
Depreciation and amortization	1,042,874	1,390,342

Adjusted EBITDA	$3,796,856	$2,965,194

FINANCIAL OUTLOOK FOR 2011
The Company provides projections and other forward-looking information in this “Financial Outlook for 2011” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations. This section contains many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction in Part I of our 2010 Form 10-K and Item 2 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in “Item 1A, Risk Factors” in our 2010 Form 10-K.
The Company now anticipates that 2011 consolidated revenues will grow between 20 percent and 23 percent over 2010. HealthStream Learning revenues, which also include SimVentures and AVS, the recently announced addition to SimVentures, are expected to increase between 24 and 27 percent over the prior year. HealthStream Research revenues are expected to grow between 13 percent and 17 percent over last year.
The Company anticipates that operating expenses will grow between 19 percent and 22 percent when compared to the Company’s full year 2010 levels. These categories include cost of revenues, product development, sales and marketing, depreciation and amortization, and other general and administrative expense.
The Company expects operating income will grow between 25 percent and 28 percent for the full year of 2011 over 2010.
The Company expects its effective book income tax rate for 2011 to be between 41 percent and 42 percent. Actual tax payments will be substantially less than the provision for income taxes as the Company continues to utilize its federal and state net operating loss carry-forwards. As of December 31, 2010, the Company had approximately $25.0 million of federal and $20.0 million of state net operating loss carry-forwards available to offset taxable income.
The Company expects that total capital expenditures will be approximately $9.5 million for the full year of 2011, which includes the $3.5 million investment in the AVS product made during the first quarter, along with expenditures for hardware, software and capitalized software development for new features, enhancements, content development, and additional office space.
Liquidity and Capital Resources
Net cash provided by operating activities was approximately $3.5 million and $1.3 million during the three months ended March 31, 2011 and 2010, respectively. The Company’s primary sources of cash were receipts generated from the sales of our products and services. Days sales outstanding (“DSO”) which is calculated by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter, approximated 63 days for the first quarter of 2011 compared to 71 days for the first quarter of 2010. The improvement in DSO is the result of stronger collections from customers compared to the prior year quarter. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.
Net cash used in investing activities was approximately $7.4 million and $675,000 for the three months ended March 31, 2011 and 2010, respectively. During 2011, the Company purchased $4.7 million of investments in marketable securities, spent $4.1 million for capitalized software development, and purchased $708,000 of property and equipment. Approximately $3.5 million of the capitalized software development spending related to the acquisition of a 50 percent ownership in Laerdal Medical’s AVS product. During 2010, the Company incurred $425,000 for capitalized software development and purchased $250,000 of property and equipment.

Cash provided by financing activities was approximately $197,000 and $56,000 for the three months ended March 31, 2011 and 2010, respectively. The primary source of cash from financing activities for 2011 and 2010 resulted from proceeds associated with the exercise of employee stock options. The primary uses of cash for financing activities for 2011 related to payments under capital lease obligations, and for 2010 related to payments under a promissory note and capital lease obligations.
Revenues increased and operating income improved over the prior year period, and our balance sheet reflects positive working capital of $18.8 million at March 31, 2011 compared to $19.5 million at December 31, 2010. The decrease in working capital was primarily due to the $4.8 million of capital expenditures made during the first quarter of 2011. This primary use of cash was partially offset by cash generated from operations. The Company’s primary source of liquidity is $22.7 million of cash and cash equivalents, investments in marketable securities, restricted cash and related interest receivable. The Company also has a $20.0 million revolving credit facility loan agreement, all of which was available at March 31, 2011.
We believe that our existing cash and cash equivalents, investments in marketable securities, related interest receivable, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. As part of our growth strategy, we review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity or debt securities and/or borrowings under our revolving credit facility, or another facility, to finance any future acquisitions. The issuance of our stock as consideration for an acquisition would have a dilutive effect and could adversely affect our stock price. Because we have no material debt or outstanding borrowings under our revolving credit facility, our balance sheet is unleveraged. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity and a minimum tangible net worth. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. The credit markets have been experiencing extreme volatility and disruption, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk from changes in interest rates. The Company does not have any foreign currency exchange rate risk or commodity price risk. As of March 31, 2011, our outstanding indebtedness included approximately $3,000 of capital lease obligations. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances. At March 31, 2011, the Company had cash and cash equivalents, investments in marketable securities, restricted cash, and related interest receivable totaling approximately $22.7 million. Our current investment rates of return approximate 0.9%. Assuming a 0.9% rate of return on $22.7 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $20,400.
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
On February 23, 2010, the Company’s Board of Directors authorized the Company to purchase up to $4,000,000 of its common stock over a one year period. The repurchase period expired on February 23, 2011. The table below sets forth activity under the stock repurchase plan for the quarter ended March 31, 2011:

(d)
			(c)	Maximum number (or approximate
			Total number of shares (or	dollar value) of shares (or
	(a)	(b)	units) purchased as part of	units) that may yet be
	Total number of shares	Average price paid per	publicly announced plans or	purchased under the plans or
Period	(or units) purchased	share (or unit)	programs	programs
Month # 1 (January 1 — January 31)	—	$—	—	$3,620,582
Month # 2 (February 1 — February 28)	—	—	—	—
Month # 3 (March 1 — March 31)	—	—	—	—

Total	—	$—	—	$—

Item 6.	Exhibits
     (a) Exhibits
31.1	— Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	— Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.
May 2, 2011	By:	/s/ Gerard M. Hayden, Jr.
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