Form 10-Q
period 2011-06-30
HEALTHSTREAM INC
filed 2011-08-01
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 28, 2011, 22,118,685 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

Page
Number
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — June 30, 2011 (Unaudited) and December 31, 2010	1

Condensed Consolidated Statements of Income (Unaudited) — Three Months ended June 30, 2011 and 2010	2

Condensed Consolidated Statements of Income (Unaudited) — Six Months ended June 30, 2011 and 2010	3

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) — Six Months ended June 30, 2011	4

Condensed Consolidated Statements of Cash Flows (Unaudited) — Six Months ended June 30, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

Part II. Other Information

Item 6. Exhibits	16

Signature	17
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,447,300	$17,867,860
Investments in short-term marketable securities	2,011,564	5,703,192
Restricted cash	1,380	84,528
Interest receivable	48,870	51,226
Accounts receivable, net of allowance for doubtful accounts of $146,686 and $156,723 at June 30, 2011 and December 31, 2010, respectively	12,594,657	11,069,108
Accounts receivable — unbilled	1,202,532	1,314,025
Deferred tax assets, current	3,436,671	3,436,671
Prepaid royalties, net of amortization	2,059,751	3,145,297
Other prepaid expenses and other current assets	1,799,378	1,598,874

Total current assets	47,602,103	44,270,781
Property and equipment:
Equipment	14,958,043	14,347,683
Leasehold improvements	3,713,470	2,737,715
Furniture and fixtures	2,096,734	2,027,535

	20,768,247	19,112,933
Less accumulated depreciation and amortization	(15,857,115)	(15,287,579)

	4,911,132	3,825,354

Capitalized software development, net of accumulated amortization of $6,995,727 and $5,886,594 at June 30, 2011 and December 31, 2010, respectively	7,843,957	4,332,705
Goodwill	21,146,864	21,146,864
Intangible assets, net of accumulated amortization of $8,494,185 and $8,043,328 at June 30, 2011 and December 31, 2010, respectively	2,392,957	2,843,814
Deferred tax assets, noncurrent	3,274,474	5,346,536
Other assets	137,401	244,649

Total assets	$87,308,888	$82,010,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$727,628	$2,374,621
Accrued liabilities	3,879,348	4,120,786
Accrued compensation and related expenses	1,225,007	1,506,245
Deferred revenue	19,913,709	16,740,454
Capital lease obligations	2,210	4,362

Total current liabilities	25,747,902	24,746,468

Other long-term liabilities	476,779	473,897
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000,000 shares authorized; 22,061,685 and 21,805,235 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	98,160,825	97,227,198
Accumulated deficit	(37,075,264)	(40,431,443)
Accumulated other comprehensive loss	(1,354)	(5,417)

Total shareholders’ equity	61,084,207	56,790,338

Total liabilities and shareholders’ equity	$87,308,888	$82,010,703

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2011	2010
Revenues, net	$21,050,859	$16,660,469
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	7,638,306	5,906,377
Product development	1,911,233	1,722,929
Sales and marketing	4,356,488	3,049,817
Other general and administrative expenses	2,684,318	2,398,065
Depreciation and amortization	1,354,683	1,235,918

Total operating costs and expenses	17,945,028	14,313,106

Income from operations	3,105,831	2,347,363

Other income (expense):
Interest and other income	8,638	5,784
Interest and other expense	(12,796)	(10,101)

Total other expense, net	(4,158)	(4,317)

Income before income tax provision	3,101,673	2,343,046
Income tax provision	1,271,251	995,337

Net income	$1,830,422	$1,347,709

Net income per share:
Basic	$0.08	$0.06

Diluted	$0.08	$0.06

Weighted average shares of common stock outstanding:
Basic	22,001,911	21,795,558

Diluted	23,350,247	22,432,931

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Revenues, net	$39,556,594	$31,497,721
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	14,708,094	11,368,360
Product development	3,697,481	3,249,094
Sales and marketing	7,864,132	6,010,686
Other general and administrative expenses	5,226,489	4,483,934
Depreciation and amortization	2,397,557	2,626,260

Total operating costs and expenses	33,893,753	27,738,334

Income from operations	5,662,841	3,759,387

Other income (expense):
Interest and other income	38,165	8,499
Interest and other expense	(22,165)	(21,317)

Total other income (expense), net	16,000	(12,818)

Income before income tax provision	5,678,841	3,746,569
Income tax provision	2,322,662	1,591,996

Net income	$3,356,179	$2,154,573

Net income per share:
Basic	$0.15	$0.10

Diluted	$0.14	$0.10

Weighted average shares of common stock outstanding:
Basic	21,919,622	21,735,661

Diluted	23,159,827	22,281,538

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011

				Accumulated Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at December 31, 2010	21,805,235	$97,227,198	$(40,431,443)	$(5,417)	$56,790,338
Net income	—	—	3,356,179	—	3,356,179
Unrealized gain on investments in marketable securities	—	—	—	4,063	4,063
Stock based compensation expense	—	373,829	—	—	373,829
Exercise of stock options	256,450	559,798	—	—	559,798

Balance at June 30, 2011	22,061,685	$98,160,825	$(37,075,264)	$(1,354)	$61,084,207

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$3,356,179	$2,154,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,397,557	2,626,260
Stock based compensation expense	373,829	332,550
Deferred income taxes	2,072,062	1,591,996
Provision for doubtful accounts	20,000	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(1,434,056)	(366,881)
Restricted cash	83,148	29,281
Prepaid royalties	1,085,546	610,328
Other prepaid expenses and other current assets	(313,631)	(480,018)
Other assets	179,878	93,740
Accounts payable	(1,646,993)	(1,012,814)
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	(519,794)	(874,796)
Deferred revenue	3,173,255	3,189,759

Net cash provided by operating activities	8,826,980	7,893,978

INVESTING ACTIVITIES:
Proceeds from maturities of investments in marketable securities	8,350,868	—
Purchases of investments in marketable securities	(4,727,704)	—
Payments associated with capitalized software development	(4,620,385)	(1,021,710)
Purchases of property and equipment	(1,807,965)	(509,947)

Net cash used in investing activities	(2,805,186)	(1,531,657)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	559,798	435,050
Payments on note payable	—	(306,942)
Payments on capital lease obligations	(2,152)	(5,837)

Net cash provided by financing activities	557,646	122,271

Net increase in cash and cash equivalents	6,579,440	6,484,592
Cash and cash equivalents at beginning of period	17,867,860	12,287,059

Cash and cash equivalents at end of period	$24,447,300	$18,771,651

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
During the six months ended June 30, 2011 and 2010, the Company recorded a provision for income taxes of $2,322,662 and $1,591,996, respectively. The Company’s effective tax rate for the six months ended June 30, 2011 and 2010 was 41.0% and 42.5%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various immaterial permanent tax differences.
3. STOCK BASED COMPENSATION
The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options. During the six months ended June 30, 2011, the Company granted 354,750 stock options with a weighted average grant date fair value of $4.66. During the six months ended June 30, 2010, the Company granted 319,000 stock options with a weighted average grant date fair value of $2.07. The fair value of stock based awards granted during the six months ended June 30, 2011 and 2010 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

	Six Months Ended
	June 30,
	2011	2010
Risk-free interest rate	2.37 - 2.39%	2.39 - 2.49%
Expected dividend yield	0.0%	0.0%
Expected life	5 - 7 years	5 - 7 years
Expected forfeiture rate	0-5%	0-10%
Volatility	50%	55%
Total stock based compensation expense recorded for the three and six months ended June 30, 2011 and 2010, which is recorded in the condensed consolidated statements of income, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenues (excluding depreciation and amortization)	$8,744	$9,634	$19,910	$18,768
Product development	36,783	31,865	76,346	63,952
Sales and marketing	34,261	42,274	82,197	86,052
Other general and administrative	104,247	85,997	195,376	163,778

Total stock based compensation expense	$184,035	$169,770	$373,829	$332,550

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 0.4 million for both the three and six months ended June 30, 2011, and approximately 0.4 million and 0.6 million for the three and six months ended June 30, 2010, respectively.
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$1,830,422	$1,347,709	$3,356,179	$2,154,573

Denominator:
Weighted average shares outstanding:
Basic	22,001,911	21,795,558	21,919,622	21,735,661
Employee stock options	1,348,336	637,373	1,240,205	545,877

Diluted	23,350,247	22,432,931	23,159,827	22,281,538

Net income per share:
Basic	$0.08	$0.06	$0.15	$0.10

Diluted	$0.08	$0.06	$0.14	$0.10

5. COLLABORATIVE ARRANGEMENT
On June 23, 2010, the Company announced the formation of SimVentures, a collaborative arrangement between HealthStream and Laerdal Medical Corporation (Laerdal Medical). The Company receives 50 percent of the profits or losses generated from the collaborative arrangement. A legal entity was not formed as part of the collaborative arrangement; therefore, the Company accounts for SimVentures as a collaborative arrangement in accordance with applicable accounting guidance. During the first quarter of 2011, the Company acquired fifty percent ownership in Laerdal Medical’s Advanced Video System (AVS) product for $3.5 million in cash. AVS is a product that enables users of advanced patient simulators to easily capture video, audio, data logs, and “patient” responses. The AVS product is now jointly owned through SimVentures. During the second quarter of 2011, SimVentures launched SimStore™, one of the components of SimCenter™ that offers healthcare providers an opportunity to sample and purchase simulation scenarios to use in their simulation training activities. During the six months ended June 30, 2011, the Company recorded approximately $148,000 of revenues and $498,000 of expenses related to the collaborative arrangement. The expenses are primarily recorded in the product development, sales and marketing and depreciation and amortization categories within the condensed consolidated statements of income. The Company also recorded approximately $3.9 million of capitalized software development for SimVentures during 2011, comprised of the $3.5 million paid for the AVS product and $392,000 associated with SimStoreTM.
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

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. BUSINESS SEGMENTS (continued)
The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The following is the Company’s business segment information as of and for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
HealthStream Learning	$14,455,535	$11,239,362	$27,442,483	$21,542,266
HealthStream Research	6,595,324	5,421,107	12,114,111	9,955,455

Total net revenue	$21,050,859	$16,660,469	$39,556,594	$31,497,721

Income from operations
HealthStream Learning	$4,209,044	$3,947,747	$8,475,578	$7,168,092
HealthStream Research	1,145,505	465,853	1,472,519	625,424
Unallocated	(2,248,718)	(2,066,237)	(4,285,256)	(4,034,129)

Total income from operations	$3,105,831	$2,347,363	$5,662,841	$3,759,387

	June 30, 2011	December 31, 2010
Segment assets *
HealthStream Learning	$23,200,454	$18,730,859
HealthStream Research	25,669,354	26,701,566
Unallocated	38,439,080	36,578,278

Total assets	$87,308,888	$82,010,703

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and investments in marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.
7. INVESTMENTS IN MARKETABLE SECURITIES
At June 30, 2011, the fair value of investments in marketable securities, which were all classified as current and available-for-sale, included the following:

		Unrealized
	Amortized Cost	Losses	Fair Value
Corporate debt securities	$2,012,918	$(1,354)	$2,011,564

The above debt securities at June 30, 2011 mature within one year.
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 were as follows:

	Level 1	Level 2	Level 3
Investments in marketable securities	$2,011,564	$—	$—

The Company’s investments in marketable securities consist of Corporate debt securities classified as available for sale. The carrying amounts reported in the condensed consolidated balance sheets equal the fair value of the Company’s investments in marketable securities based on quoted market prices.
At June 30, 2011 and 2010, the Company did not have any financial liabilities that were subject to fair value measurements.

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
Overview
We provide our services to healthcare organizations, pharmaceutical and medical device companies, and other participants within the healthcare industry. Our services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). HealthStream Learning products and services include our Internet-based HealthStream Learning Center® (HLC), authoring tools, courseware subscriptions, implementation and consulting services, content development, online sales training courses (RepDirect™), HospitalDirect® and other products focused on education and training to serve professionals that work within healthcare organizations. HealthStream Research provides a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and members of the community. Our learning solutions help healthcare organizations improve their required regulatory training, while also offering an opportunity to train their employees in multiple clinical areas. Our research products provide customers valuable insight into measuring quality and satisfaction of patients, employees, physicians, and members of the community.
Key financial and operational indicators for the second quarter of 2011 include:
•	Revenues of $21.1 million in the second quarter of 2011, up 26% over the second quarter of 2010

•	Operating income of $3.1 million in the second quarter of 2011, up 32% over the second quarter of 2010

•	Net income of $1.8 million, up 36% from net income of $1.3 million in the second quarter of 2010, and earnings per share (EPS) of $0.08 per share in the second quarter of 2011, up 30% from EPS of $0.06 per share in the second quarter of 2010

•	Adjusted EBITDA of $4.6 million in the second quarter of 2011, up 24% from $3.8 million in the second quarter of 2010
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
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Revenues, net. Revenues increased approximately $4.4 million, or 26.4%, to $21.1 million for the three months ended June 30, 2011 from $16.7 million for the three months ended June 30, 2010. Revenues for 2011 consisted of $14.5 million, or 69% of total revenue, for HealthStream Learning and $6.6 million, or 31% of total revenue, for HealthStream Research. In 2010, revenues consisted of $11.2 million, or 68% of total revenue, for HealthStream Learning and $5.4 million, or 32% of total revenue, for HealthStream Research.
Revenues for HealthStream Learning increased $3.2 million, or 28.6%, over the second quarter of 2010. Revenues from our Internet-based subscription learning products increased by $3.0 million over the prior year second quarter, and were comprised of revenue increases from the HLC of $1.0 million and from courseware subscriptions of $1.9 million. Revenues from our Internet-based subscription products increased 28.9% over the prior year second quarter due to a higher number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased to 2,486,000 fully-implemented subscribers and 2,586,000 contracted subscribers at June 30, 2011 compared to 2,113,000 fully-implemented subscribers and 2,258,000 contracted subscribers at June 30, 2010. “Contracted subscribers” include both those already implemented (2,486,000 and 2,113,000 at June 30, 2011 and 2010, respectively) and those in the process of implementation (100,000 and 145,000 at June 30, 2011 and 2010, respectively). Revenues from our collaborative arrangement with Laerdal Medical Corporation were approximately $148,000 during the second quarter of 2011. Revenues for the second quarter of 2011 also include approximately $305,000 of participant registration fees from the Summit.
Revenues for HealthStream Research increased $1.2 million, or 21.7%, over the second quarter of 2010. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $874,000, or 24.6%, over the prior year second quarter. Revenues from other surveys, which are conducted on annual or bi-annual cycles, increased by $300,000, or 16.1%, over the prior year second quarter.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $1.7 million, or 29.3%, to $7.6 million for the three months ended June 30, 2011 from $5.9 million for the three months ended June 30, 2010. Cost of revenues as a percentage of revenues was 36.3% of revenues for the three months ended June 30, 2011 compared to 35.5% of revenues for the three months ended June 30, 2010. Cost of revenues for HealthStream Learning increased approximately $1.3 million to $4.5 million and approximated 31.4% and 28.5% of revenues for HealthStream Learning for the three months ended June 30, 2011 and 2010, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues. Cost of revenues for HealthStream Research increased approximately $403,000 to $3.1 million and approximated 47.0% and 49.8% of revenues for HealthStream Research for the three months ended June 30, 2011 and 2010, respectively. The increase in amount is primarily the result of costs associated with the growth in patient survey volume over the prior year second quarter.
Product Development. Product development expenses increased approximately $188,000, or 10.9%, to $1.9 million for the three months ended June 30, 2011 from $1.7 million for the three months ended June 30, 2010. Product development expenses as a percentage of revenues were 9.1% and 10.3% of revenues for the three months ended June 30, 2011 and 2010, respectively.
Product development expenses for HealthStream Learning increased approximately $215,000 and approximated 10.7% and 11.9% of revenues for HealthStream Learning for the three months ended June 30, 2011 and 2010, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year second quarter, while the increase in amount is due to additional personnel expenses associated with platform maintenance and SimVentures. Product development expenses for HealthStream Research decreased approximately $27,000 and approximated 5.5% and 7.2% of revenues for HealthStream Research for the three months ended June 30, 2011 and 2010, respectively.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $1.3 million, or 42.8%, to $4.4 million for the three months ended June 30, 2011 from $3.1 million for the three months ended June 30, 2010. Approximately $627,000 of the increase resulted from the Summit, which occurred during the second quarter of 2011, but did not occur during 2010. Sales and marketing expenses approximated 20.7% and 18.3% of revenues for the three months ended June 30, 2011 and 2010, respectively.
Sales and marketing expenses for HealthStream Learning increased $1.1 million and approximated 20.5% and 16.3% of revenues for HealthStream Learning for the three months ended June 30, 2011 and 2010, respectively. This expense increase is primarily due to the costs associated with the Summit, as well as, additional personnel and related expenses, increased marketing spending, and increased commissions associated with better sales performance compared to the prior year. Sales and marketing expenses for HealthStream Research increased approximately $159,000, and approximated 19.2% and 20.4% of revenues for HealthStream Research for the three months ended June 30, 2011 and 2010, respectively. The expense increase for HealthStream Research resulted primarily from the Summit.
Other General and Administrative Expenses. Other general and administrative expenses increased approximately $286,000, or 11.9%, to $2.7 million for the three months ended June 30, 2011 from $2.4 million for the three months ended June 30, 2010. Other general and administrative expenses as a percentage of revenues approximated 12.8% and 14.4% for the three months ended June 30, 2011 and 2010, respectively.
Other general and administrative expenses for HealthStream Learning increased $104,000 over the prior year second quarter, primarily associated with increased rent expense and recruiting fees for new employees, while other general and administrative expenses for HealthStream Research decreased by $27,000 compared to the prior year second quarter. The unallocated corporate portion of other general and administrative expenses increased $209,000 over the prior year second quarter, primarily associated with software maintenance renewal fees, personnel expenses, professional fees, and rent expense.
Depreciation and Amortization. Depreciation and amortization increased approximately $119,000, or 9.6%, to $1.4 million for the three months ended June 30, 2011 from $1.2 million for the three months ended June 30, 2010. The increase primarily resulted from amortization of capitalized software development assets within HealthStream Learning.
Other Income (Expense), net. Other expense, net was approximately $4,000 for both the three months ended June 30, 2011 and 2010.
Provision for Income Taxes. The Company recorded a provision for income taxes of approximately $1.3 million for the three months ended June 30, 2011 compared to $1.0 million for the three months ended June 30, 2010. The Company’s effective tax rate was 41.0% for the second quarter of 2011 compared to 42.5% for the second quarter of 2010. Actual tax payments will be substantially less than our income tax provision until we utilize our federal and state net operating loss carry-forwards of approximately $25.0 million and $20.0 million, respectively, at December 31, 2010, to offset taxable income.
Net Income. Net income increased approximately $483,000, or 35.8%, to approximately $1.8 million for the three months ended June 30, 2011 from $1.3 million for the three months ended June 30, 2010. Net income per diluted share was $0.08 per share for the three months ended June 30, 2011, compared to $0.06 per diluted share for the three months ended June 30, 2010.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Revenues, net. Revenues increased approximately $8.1 million, or 25.6%, to $39.6 million for the six months ended June 30, 2011 from $31.5 million for the six months ended June 30, 2010. Revenues for 2011 consisted of $27.4 million, or 69% of total revenue, for HealthStream Learning and $12.1 million, or 31% of total revenue, for HealthStream Research. In 2010, revenues consisted of $21.5 million, or 68% of total revenue, for HealthStream Learning and $10.0 million, or 32% of total revenue, for HealthStream Research.
Revenues for HealthStream Learning increased $5.9 million, or 27.4%, over 2010. Revenues from our Internet-based subscription learning products increased by $5.9 million over the prior year, and were comprised of revenue increases from the HLC of $2.1 million and from courseware subscriptions of $3.7 million. Revenues from our Internet-based subscription products increased 29.5% over the prior year due to a higher number of subscribers and more courseware consumption by subscribers.
Revenues for HealthStream Research increased $2.2 million, or 21.7%, over 2010. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $1.8 million, or 26.3%, over the prior year. Revenues from other surveys, which are conducted on annual or bi-annual cycles, increased by $349,000, or 11.3 percent, over the prior year.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $3.3 million, or 29.4%, to $14.7 million for the six months ended June 30, 2011 from $11.4 million for the six months ended June 30, 2010. Cost of revenues as a percentage of revenues was 37.2% of revenues for the six months ended June 30, 2011 compared to 36.1% of revenues for the six months ended June 30, 2010. Cost of revenues for HealthStream Learning increased approximately $2.4 million to $8.7 million and approximated 31.7% and 29.4% of revenues for HealthStream Learning for the six months ended June 30, 2011 and 2010, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues. Cost of revenues for HealthStream Research increased approximately $967,000 to $6.0 million and approximated 49.6% and 50.7% of revenues for HealthStream Research for the six months ended June 30, 2011 and 2010, respectively. The increase in amount is primarily the result of costs associated with the growth in patient survey volume over the prior year.
Product Development. Product development expenses increased approximately $448,000, or 13.8%, to $3.7 million for the six months ended June 30, 2011 from $3.2 million for the six months ended June 30, 2010. Product development expenses as a percentage of revenues were 9.3% and 10.3% of revenues for the six months ended June 30, 2011 and 2010, respectively.

Product development expenses for HealthStream Learning increased approximately $423,000 and approximated 10.8% and 11.8% of revenues for HealthStream Learning for the six months ended June 30, 2011 and 2010, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year, while the increase in amount is due to additional personnel expenses associated with platform maintenance and SimVentures. Product development expenses for HealthStream Research increased approximately $25,000 and approximated 6.1% and 7.1% of revenues for HealthStream Research for the six months ended June 30, 2011 and 2010, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $1.9 million, or 30.8%, to $7.9 million for the six months ended June 30, 2011 from $6.0 million for the six months ended June 30, 2010. Approximately $627,000 of the increase resulted from the Summit, which occurred during the second quarter of 2011, but did not occur during 2010. Sales and marketing expenses approximated 19.9% and 19.1% of revenues for the six months ended June 30, 2011 and 2010, respectively.
Sales and marketing expenses for HealthStream Learning increased $1.5 million and approximated 19.0% and 17.4% of revenues for HealthStream Learning for the six months ended June 30, 2011 and 2010, respectively. This expense increase is primarily due to the Summit, additional personnel and related expenses, increased marketing spending, and increased commissions associated with better sales performance compared to the prior year. Sales and marketing expenses for HealthStream Research increased approximately $333,000, and approximated 20.1% and 21.1% of revenues for HealthStream Research for the six months ended June 30, 2011 and 2010, respectively. The expense increase for HealthStream Research resulted from the Summit and additional personnel and related expenses.
Other General and Administrative Expenses. Other general and administrative expenses increased approximately $743,000, or 16.6%, to $5.2 million for the six months ended June 30, 2011 from $4.5 million for the six months ended June 30, 2010. Other general and administrative expenses as a percentage of revenues approximated 13.2% and 14.2% for the six months ended June 30, 2011 and 2010, respectively.
Other general and administrative expenses for HealthStream Learning increased $197,000 over the prior year, primarily associated with increased rent expense and recruiting costs for new employees, while other general and administrative expenses for HealthStream Research was comparable to the prior year. The unallocated corporate portion of other general and administrative expenses increased $547,000 over the prior year, primarily associated with software maintenance renewal fees, personnel expenses, professional fees, and rent expense.
Depreciation and Amortization. Depreciation and amortization decreased approximately $229,000, or 8.7%, to $2.4 million for the six months ended June 30, 2011 from $2.6 million for the six months ended June 30, 2010. The decrease primarily resulted from lower depreciation expense associated with certain assets reaching the end of their useful lives, but was partially offset by an increase from amortization of capitalized software development.
Other Income (Expense), net. Other income, net was approximately $16,000 for the six months ended June 30, 2011 compared to a net expense of $13,000 for the six months ended June 30, 2010. The improvement over the prior year was associated with higher interest income resulting from higher yields on cash and investments in marketable securities.
Provision for Income Taxes. The Company recorded a provision for income taxes of approximately $2.3 million for the six months ended June 30, 2011 compared to $1.6 million for the six months ended June 30, 2010. The Company’s effective tax rate was 41.0% for 2011 compared to 42.5% 2010.
Net Income. Net income increased approximately $1.2 million, or 55.8%, to $3.4 million for the six months ended June 30, 2011 from $2.2 million for the six months ended June 30, 2010. Net income per diluted share was $0.14 per share for the six months ended June 30, 2011, compared to $0.10 per diluted share for the six months ended June 30, 2010.
Adjusted EBITDA (which we define as net income before interest, income taxes, stock-based compensation, and depreciation and amortization) improved by 25.6% to approximately $8.4 million for the six months ended June 30, 2011 compared to $6.7 million for the six months ended June 30, 2010. This improvement is consistent with the factors mentioned in management’s discussion and analysis of financial condition and results of operations herewith. Our reconciliation of this calculation to measures under US GAAP is listed in the table below.
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
Management compensates for the inherent limitations associated with using adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with US GAAP, and reconciliation of adjusted EBITDA to net income, the most directly comparable US GAAP measure.
Income before interest, income tax provision, stock based compensation expense, depreciation and amortization, or adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$1,830,422	$1,347,709	$3,356,179	$2,154,573
Interest income	(8,638)	(3,354)	(31,086)	(6,020)
Interest expense	12,697	10,101	22,165	21,317
Income tax provision	1,271,251	995,337	2,322,662	1,591,996
Stock based compensation expense	184,035	169,769	373,829	332,550
Depreciation and amortization	1,354,683	1,235,918	2,397,557	2,626,260

Adjusted EBITDA	$4,644,450	$3,755,480	$8,441,306	$6,720,676

Liquidity and Capital Resources
Net cash provided by operating activities was approximately $8.8 million and $7.9 million during the six months ended June 30, 2011 and 2010, respectively. The Company’s primary sources of cash were receipts generated from the sales of our products and services. Days sales outstanding (“DSO”) which is calculated by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter, approximated 54 days for the second quarter of 2011 compared to 53 days for the second quarter of 2010. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.
Net cash used in investing activities was approximately $2.8 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively. During 2011, the Company purchased $4.7 million of investments in marketable securities, spent $4.6 million for capitalized software development, and purchased $1.8 million of property and equipment. Approximately $3.5 million of the capitalized software development spending related to the acquisition of a 50 percent ownership stake in Laerdal Medical’s AVS product. These uses of cash were partially offset by maturities and sales of investments in marketable securities of $8.4 million. During 2010, the Company spent $1.0 million for capitalized software development and purchased $510,000 of property and equipment.
Cash provided by financing activities was approximately $558,000 and $122,000 for the six months ended June 30, 2011 and 2010, respectively. The primary source of cash from financing activities for 2011 and 2010 resulted from proceeds associated with the exercise of employee stock options. The primary uses of cash for 2011 related to payments under capital lease obligations, and for 2010 related to payments under a promissory note and capital lease obligations.
Revenues increased and operating income improved over the prior year period, and our balance sheet reflects positive working capital of $21.9 million at June 30, 2011 compared to $19.5 million at December 31, 2010. The increase in working capital was primarily due to the cash generated from operations. The Company’s primary source of liquidity is $26.5 million of cash and cash equivalents, investments in marketable securities, restricted cash and related interest receivable. The Company also has a $20.0 million revolving credit facility loan agreement, all of which was available at June 30, 2011.
We believe that our existing cash and cash equivalents, investments in marketable securities, related interest receivable, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. As part of our growth strategy, we review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity or debt securities and/or borrowings under our revolving credit facility, or another facility, to finance any future acquisitions. The issuance of our stock as consideration for an acquisition could have a dilutive effect on earnings per share and could adversely affect our stock price. Because we have no material debt or outstanding borrowings under our revolving credit facility, our balance sheet is unleveraged. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. The credit markets have been experiencing extreme volatility and disruption, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk from changes in interest rates. The Company does not have any foreign currency exchange rate risk or commodity price risk. As of June 30, 2011, our outstanding indebtedness included approximately $2,200 of capital lease obligations. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances. At June 30, 2011, the Company had cash and cash equivalents, investments in marketable securities, restricted cash, and related interest receivable totaling approximately $26.5 million. Our current investment rates of return approximate 0.14%. Assuming a 0.14% rate of return on $26.5 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $3,700.
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

HEALTHSTREAM, INC.
August 1, 2011	By:	/s/ Gerard M. Hayden, Jr.
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