Form 10-K/A
period 2010-12-31
HEALTHSTREAM INC
filed 2011-08-10
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
(615) 301-3100
(Registrant’s telephone number, including area code)
Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class Common Stock, No Par Value	Name of each Exchange on which registered NASDAQ Global Market
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

SIGNATURES
INDEX TO EXHIBITS
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Explanatory Note
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2010, that was filed with the Securities and Exchange Commission on March 23, 2011 (the “Original Filing”). The purpose of this Amendment is to update Exhibit 23.1, for which the signature of Ernst & Young LLP had been inadvertently omitted in the Original Filing.
No other changes have been made to the Original Filing other than the correction described above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August, 2011.

HEALTHSTREAM, INC.
By:	/s/ Gerard M. Hayden Jr.
Gerard M. Hayden, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1(1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.2(2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

3.1*	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

3.2*	Form of Amended and Restated Bylaws of HealthStream, Inc.

4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2	Reference is made to Exhibits 3.1 and 3.2.

10.1^*	1994 Employee Stock Option Plan, effective as of April 15, 1994

10.2^*	2000 Stock Incentive Plan, effective as of April 10, 2000

10.3^ (9)	2010 Stock Incentive Plan, effective as of May 27, 2010

10.4^*	Form of Indemnification Agreement

10.5^ (3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

10.6*	Lease dated March 27, 1995, as amended June 6, 1995 and September 22, 1998, between Cummins Station LLC, as landlord, and NewOrder Media, Inc., as tenant

10.7^ (4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Employees)

10.8^ (4)	Form of HealthStream, Inc. Incentive Stock Option Agreement (Employees)

10.9^ (4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Directors)

10.10 (5)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank

10.11 (6)	First Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank

10.12 (7)	Second Amendment to Loan Agreement dated July 23, 2007 between HealthStream, Inc. and SunTrust Bank

10.13 (8)	Third Amendment to Loan Agreement dated July 17, 2009 between HealthStream, Inc. and SunTrust Bank

10.14^**	Summary of Director and Executive Officer Compensation

21.1**	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
**	Previously filed on our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 23, 2011.

^	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.

(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.

(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.

(4)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated June 1, 2010.

(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.

(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.

(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 24, 2007.

(8)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 17, 2009.

(9)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.