Form 10-Q
period 2011-09-30
HEALTHSTREAM INC
filed 2011-10-31
CIK 1095565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2011, 22,211,085 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q
HEALTHSTREAM, INC.

Page
Number
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets — September 30, 2011 (Unaudited) and December 31, 2010	1
Condensed Consolidated Statements of Income (Unaudited) — Three Months ended September 30, 2011 and 2010	2
Condensed Consolidated Statements of Income (Unaudited) — Nine Months ended September 30, 2011 and 2010	3
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) — Nine Months ended September 30, 2011	4
Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months ended September 30, 2011 and 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	16
Part II. Other Information
Item 6. Exhibits	17
Signature	18
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,236	$17,868
Investments in short-term marketable securities	—	5,703
Restricted cash	15	85
Interest receivable	—	51
Accounts receivable, net of allowance for doubtful accounts of $152 and $157 at September 30, 2011 and December 31, 2010, respectively	13,141	11,069
Accounts receivable — unbilled	1,117	1,314
Deferred tax assets, current	3,437	3,437
Prepaid royalties, net of amortization	1,913	3,145
Other prepaid expenses and other current assets	1,844	1,599

Total current assets	51,703	44,271
Property and equipment:
Equipment	16,088	14,348
Leasehold improvements	4,048	2,738
Furniture and fixtures	2,384	2,027

	22,520	19,113
Less accumulated depreciation and amortization	(16,386)	(15,288)

	6,134	3,825

Capitalized software development, net of accumulated amortization of $7,673 and $5,887 at September 30, 2011 and December 31, 2010, respectively	7,746	4,333
Goodwill	21,147	21,147
Intangible assets, net of accumulated amortization of $8,712 and $8,043 at September 30, 2011 and December 31, 2010, respectively	2,175	2,844
Deferred tax assets, noncurrent	2,445	5,347
Other assets	85	244

Total assets	$91,435	$82,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,302	$2,375
Accrued liabilities	4,123	4,121
Accrued compensation and related expenses	1,499	1,506
Deferred revenue	20,488	16,740
Capital lease obligations	—	4

Total current liabilities	27,412	24,746

Other long-term liabilities	458	474
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 22,211 and 21,805 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	98,844	97,227
Accumulated deficit	(35,279)	(40,431)
Accumulated other comprehensive loss	—	(5)

Total shareholders’ equity	63,565	56,791

Total liabilities and shareholders’ equity	$91,435	$82,011

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
Revenues, net	$20,618	$16,616
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	7,915	6,274
Product development	1,946	1,750
Sales and marketing	3,810	3,358
Other general and administrative expenses	2,782	2,401
Depreciation and amortization	1,471	1,143

Total operating costs and expenses	17,924	14,926

Income from operations	2,694	1,690

Other income (expense):
Interest and other income	5	4
Interest and other expense	(13)	(9)

Total other expense, net	(8)	(5)

Income before income tax provision	2,686	1,685
Income tax provision	890	889

Net income	$1,796	$796

Net income per share:
Basic	$0.08	$0.04

Diluted	$0.08	$0.04

Weighted average shares of common stock outstanding:
Basic	22,164	21,807

Diluted	23,496	22,511

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended September 30,
	2011	2010
Revenues, net	$60,175	$48,114
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	22,623	17,643
Product development	5,644	4,999
Sales and marketing	11,674	9,369
Other general and administrative expenses	8,009	6,885
Depreciation and amortization	3,868	3,769

Total operating costs and expenses	51,818	42,665

Income from operations	8,357	5,449

Other income (expense):
Interest and other income	43	13
Interest and other expense	(35)	(31)

Total other income (expense), net	8	(18)

Income before income tax provision	8,365	5,431
Income tax provision	3,213	2,481

Net income	$5,152	$2,950

Net income per share:
Basic	$0.23	$0.14

Diluted	$0.22	$0.13

Weighted average shares of common stock outstanding:
Basic	22,001	21,759

Diluted	23,272	22,358

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011
(In thousands)

				Accumulated Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit	(Loss)	Equity
Balance at December 31, 2010	21,805	$97,227	$(40,431)	$(5)	$56,791

Net income	—	—	5,152	—	5,152

Unrealized gain on investments in marketable securities	—	—	—	5	5

Stock based compensation expense	—	597	—	—	597

Exercise of stock options	406	1,020	—	—	1,020

Balance at September 30, 2011	22,211	$98,844	$(35,279)	$—	$63,565

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$5,152	$2,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,868	3,769
Stock based compensation expense	597	498
Deferred income taxes	2,902	2,338
Provision for doubtful accounts	45	20
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(1,920)	(1,366)
Restricted cash	70	23
Prepaid royalties	1,233	314
Other prepaid expenses and other current assets	(356)	(402)
Other assets	243	134
Accounts payable	(1,073)	(730)
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	(21)	(600)
Deferred revenue	3,748	4,869

Net cash provided by operating activities	14,488	11,817

INVESTING ACTIVITIES:
Proceeds from maturities of investments in marketable securities	10,351	—
Purchases of investments in marketable securities	(4,728)	—
Payments associated with capitalized software development	(5,199)	(1,586)
Purchases of property and equipment	(3,560)	(850)

Net cash used in investing activities	(3,136)	(2,436)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,020	469
Repurchase of common stock	—	(380)
Payments on note payable	—	(307)
Payments on capital lease obligations	(4)	(7)

Net cash provided by (used in) financing activities	1,016	(225)

Net increase in cash and cash equivalents	12,368	9,156
Cash and cash equivalents at beginning of period	17,868	12,287

Cash and cash equivalents at end of period	$30,236	$21,443

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
The balance sheet at December 31, 2010 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2011 and as amended on August 10, 2011).
2. INCOME TAXES
Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.
During the nine months ended September 30, 2011 and 2010, the Company recorded a provision for income taxes of $3.2 million and $2.5 million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2011 and 2010 was 38.4% and 45.7%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various immaterial permanent tax differences.
3. STOCK BASED COMPENSATION
The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options. During the nine months ended September 30, 2011, the Company granted 362,750 stock options with a weighted average grant date fair value of $4.67. During the nine months ended September 30, 2010, the Company granted 319,000 stock options with a weighted average grant date fair value of $2.07. The fair value of stock based awards granted during the nine months ended September 30, 2011 and 2010 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

	Nine Months Ended
	September 30,
	2011	2010
Risk-free interest rate	1.05 — 2.39%	2.39 — 2.49%
Expected dividend yield	0.0%	0.0%
Expected life	5 — 7 years	5 — 7 years
Expected forfeiture rate	0–5%	0–10%
Volatility	50%	55%
Total stock based compensation expense recorded for the three and nine months ended September 30, 2011 and 2010, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenues (excluding depreciation and amortization)	$9	$9	$29	$28
Product development	34	32	110	96
Sales and marketing	35	40	117	126
Other general and administrative	145	85	341	248

Total stock based compensation expense	$223	$166	$597	$498

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, escrowed or restricted shares, and shares subject to vesting are included in diluted net income per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted net income per share, due to their anti-dilutive effect, was approximately 0.1 million and 0.3 million for the three and nine months ended September 30, 2011, respectively, and approximately 0.3 million and 0.5 million for the three and nine months ended September 30, 2010, respectively.
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income	$1,796	$796	$5,152	$2,950

Denominator:
Weighted average shares outstanding:
Basic	22,164	21,807	22,001	21,759
Employee stock options	1,332	704	1,271	599

Diluted	23,496	22,511	23,272	22,358

Net income per share:
Basic	$0.08	$0.04	$0.23	$0.14

Diluted	$0.08	$0.04	$0.22	$0.13

5. COLLABORATIVE ARRANGEMENT
On June 23, 2010, the Company announced the formation of SimVentures, a collaborative arrangement between HealthStream and Laerdal Medical Corporation (Laerdal Medical). The Company receives 50 percent of the profits or losses generated from this collaborative arrangement. The parties did not form a separate legal entity as part of the collaborative arrangement; therefore, the Company accounts for SimVentures as a collaborative arrangement in accordance with applicable accounting guidance. During the first quarter of 2011, the Company acquired a fifty percent ownership interest in Laerdal Medical’s Advanced Video System (AVS) product for $3.5 million in cash. AVS is a product that enables users of advanced patient simulators to easily capture video, audio, data logs, and “patient” responses. The AVS product is now jointly owned through SimVentures. During the second quarter of 2011, SimVentures launched SimStore™, one of the components of SimCenter™ that offers healthcare providers an opportunity to sample and purchase simulation scenarios to use in their simulation training activities. During the nine months ended September 30, 2011, the Company recorded approximately $0.5 million of revenues and $0.9 million of expenses related to the collaborative arrangement. The expenses are primarily recorded in the product development, sales and marketing and depreciation and amortization categories within the condensed consolidated statements of income. The Company also recorded approximately $4.0 million of capitalized software development for SimVentures during 2011, comprised of the $3.5 million paid for the AVS product and $0.5 million associated with SimStoreTM.
6. BUSINESS SEGMENTS
The Company primarily provides services to healthcare organizations, and to a lesser extent, to pharmaceutical and medical device companies and other members within the healthcare industry. The Company’s services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

HEALTHSTREAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. BUSINESS SEGMENTS (continued)
The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The following is the Company’s business segment information as of and for the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2011	2010	2011	2010
HealthStream Learning	$14,805	$11,527	$42,248	$33,070
HealthStream Research	5,813	5,089	17,927	15,044

Total net revenue	$20,618	$16,616	$60,175	$48,114

Income from operations
HealthStream Learning	$4,649	$3,686	$13,124	$11,033
HealthStream Research	504	39	1,977	665
Unallocated	(2,459)	(2,035)	(6,744)	(6,249)

Total income from operations	$2,694	$1,690	$8,357	$5,449

Segment assets *	September 30, 2011	December 31, 2010
HealthStream Learning	$23,670	$18,731
HealthStream Research	25,256	26,702
Unallocated	42,509	36,578

Total assets	$91,435	$82,011

*	Segment assets include restricted cash, accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and investments in marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Cautionary Notice Regarding Forward-Looking Statements
You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2010, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 23, 2011 as amended on August 10, 2011 (the “2010 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “ projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.
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
Overview
HealthStream provides services to healthcare organizations, pharmaceutical and medical device companies, and other participants within the healthcare industry. Our services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). HealthStream Learning products and services include our Internet-based HealthStream Learning Center® (HLC), authoring tools, courseware subscriptions, implementation and consulting services, content development, online sales training courses (RepDirect™), HospitalDirect®, SimVentures, and other products focused on education and training to serve professionals that work within healthcare organizations. HealthStream Research provides a wide range of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and members of the community. Our learning solutions help healthcare organizations improve their required regulatory training, while also offering an opportunity to train their employees in multiple clinical areas. Our research products provide customers valuable insight into measuring quality and satisfaction of patients, employees, physicians, and members of the community.
Key financial indicators for the third quarter of 2011 include:
•	Revenues of $20.6 million in the third quarter of 2011, up 24% over the third quarter of 2010

•	Operating income of $2.7 million in the third quarter of 2011, up 59% over the third quarter of 2010

•	Net income of $1.8 million, up 126% from net income of $796,000 in the third quarter of 2010, and earnings per share (EPS) of $0.08 per share (diluted) in the third quarter of 2011, up 100% from EPS of $0.04 per share (diluted) in the third quarter of 2010

•	Adjusted EBITDA of $4.4 million in the third quarter of 2011, up 46% from $3.0 million in the third quarter of 2010
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
Revenues, net. Revenues for our HealthStream Learning business segment primarily consist of the following products and services: provision of services through our Internet-based HLC, authoring tools, a variety of courseware subscriptions, implementation and consulting services, content development, online sales training courses (RepDirect™), HospitalDirect®, SimVentures, and a variety of other educational activities to serve professionals that work within healthcare organizations. Revenues for our HealthStream Research business segment consist of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and other members of the community.
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
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Revenues, net. Revenues increased approximately $4.0 million, or 24.1%, to $20.6 million for the three months ended September 30, 2011 from $16.6 million for the three months ended September 30, 2010. Revenues for 2011 consisted of $14.8 million, or 72% of total revenue, for HealthStream Learning and $5.8 million, or 28% of total revenue, for HealthStream Research. In 2010, revenues consisted of $11.5 million, or 69% of total revenue, for HealthStream Learning and $5.1 million, or 31% of total revenue, for HealthStream Research.
Revenues for HealthStream Learning increased $3.3 million, or 28.4%, over the third quarter of 2010. Revenues from our Internet-based subscription learning products increased by $3.2 million over the prior year third quarter, and were comprised of revenue increases from the HLC of $1.1 million and from courseware subscriptions of $2.0 million. Revenues from our Internet-based subscription products increased 29.4% over the prior year third quarter due to a higher number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased to 2,536,000 fully-implemented subscribers and 2,653,000 contracted subscribers at September 30, 2011 compared to 2,175,000 fully-implemented subscribers and 2,365,000 contracted subscribers at September 30, 2010. “Contracted subscribers” include both those already implemented (2,536,000 and 2,175,000 at September 30, 2011 and 2010, respectively) and those in the process of implementation (117,000 and 190,000 at September 30, 2011 and 2010, respectively). Revenues from SimVentures, our collaborative arrangement with Laerdal Medical Corporation, were approximately $321,000 during the third quarter of 2011. Revenues from project-based services declined by $251,000 compared to the prior year third quarter.
Revenues for HealthStream Research increased $724,000, or 14.2%, over the third quarter of 2010. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $949,000, or 26.4%, over the prior year third quarter. Revenues from other surveys, which are conducted on annual or bi-annual cycles, declined by $225,000, or 15.1%, compared to the prior year third quarter due to fewer survey engagements.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $1.6 million, or 26.1%, to $7.9 million for the three months ended September 30, 2011 from $6.3 million for the three months ended September 30, 2010. Cost of revenues as a percentage of revenues was 38.4% of revenues for the three months ended September 30, 2011 compared to 37.8% of revenues for the three months ended September 30, 2010. Cost of revenues for HealthStream Learning increased approximately $1.3 million to $4.8 million and approximated 32.5% and 30.2% of revenues for HealthStream Learning for the three months ended September 30, 2011 and 2010, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues. Cost of revenues for HealthStream Research increased approximately $318,000 to $3.1 million and approximated 53.5% and 54.9% of revenues for HealthStream Research for the three months ended September 30, 2011 and 2010, respectively. The increase in amount is primarily the result of costs associated with the growth in patient survey volume over the prior year third quarter.
Product Development. Product development expenses increased approximately $196,000, or 11.2%, to $1.9 million for the three months ended September 30, 2011 from $1.7 million for the three months ended September 30, 2010. Product development expenses as a percentage of revenues were 9.4% and 10.5% of revenues for the three months ended September 30, 2011 and 2010, respectively.
Product development expenses for HealthStream Learning increased approximately $158,000 and approximated 10.3% and 11.8% of revenues for HealthStream Learning for the three months ended September 30, 2011 and 2010, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year third quarter, while the increase in amount is due to additional personnel expenses associated with platform maintenance and new product development initiatives, including the Company’s share of SimVentures expenses. Product development expenses for HealthStream Research increased approximately $38,000 and approximated 7.3% and 7.6% of revenues for HealthStream Research for the three months ended September 30, 2011 and 2010, respectively.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $452,000, or 13.5%, to $3.8 million for the three months ended September 30, 2011 from $3.4 million for the three months ended September 30, 2010. Sales and marketing expenses approximated 18.5% and 20.2% of revenues for the three months ended September 30, 2011 and 2010, respectively.
Sales and marketing expenses for HealthStream Learning increased $550,000 and approximated 18.0% and 18.3% of revenues for HealthStream Learning for the three months ended September 30, 2011 and 2010, respectively. This expense increase is primarily due to additional personnel and related expenses, increased marketing spending, and increased commissions associated with better sales performance compared to the prior year. Sales and marketing expenses for HealthStream Research decreased approximately $83,000, and approximated 18.2% and 22.4% of revenues for HealthStream Research for the three months ended September 30, 2011 and 2010, respectively. The expense decrease is primarily a result of lower commissions.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $381,000, or 15.8%, to $2.8 million for the three months ended September 30, 2011 from $2.4 million for the three months ended September 30, 2010. Other general and administrative expenses as a percentage of revenues approximated 13.5% and 14.5% for the three months ended September 30, 2011 and 2010, respectively.
Other general and administrative expenses for HealthStream Learning increased $48,000 over the prior year third quarter, while other general and administrative expenses for HealthStream Research increased slightly compared to the prior year third quarter. The unallocated corporate portion of other general and administrative expenses increased $328,000 over the prior year third quarter, primarily associated with software maintenance renewal fees, personnel expenses, professional fees, and stock based compensation expense.
Depreciation and Amortization. Depreciation and amortization increased approximately $328,000, or 28.7%, to $1.5 million for the three months ended September 30, 2011 from $1.1 million for the three months ended September 30, 2010. The increase primarily resulted from amortization of capitalized software development assets within HealthStream Learning and depreciation expense associated with leasehold improvements to our Nashville, Tennessee office space.
Other Income (Expense), net. Other expense, net was approximately $8,000 for three months ended September 30, 2011 compared to $6,000 for the three months ended September 30, 2010.
Provision for Income Taxes. The Company recorded a provision for income taxes of $890,000 for the three months ended September 30, 2011 compared to $889,000 for the three months ended September 30, 2010. The Company’s effective tax rate was 33.1% for the third quarter of 2011 compared to 52.8% for the third quarter of 2010. We expect the full year 2011 effective tax rate to range between 38 and 39 percent, compared to the full year 2010 effective tax rate of 41%. Actual tax payments will be substantially less than our income tax provision until we utilize our federal and state net operating loss carry-forwards of approximately $18.0 million and $14.0 million, respectively, at September 30, 2011, to offset taxable income.
Net Income. Net income increased approximately $1.0 million, or 125.7%, to $1.8 million for the three months ended September 30, 2011 from $796,000 for the three months ended September 30, 2010. Net income per diluted share was $0.08 per share for the three months ended September 30, 2011, compared to $0.04 per diluted share for the three months ended September 30, 2010.
Adjusted EBITDA (which we define as net income before interest, income taxes, stock-based compensation, and depreciation and amortization) improved by 46.3% to approximately $4.4 million for the three months ended September 30, 2011 compared to $3.0 million for the three months ended September 30, 2010. This improvement is consistent with the factors mentioned in management’s discussion and analysis of financial condition and results of operations herewith.
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
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Revenues, net. Revenues increased approximately $12.1 million, or 25.1%, to $60.2 million for the nine months ended September 30, 2011 from $48.1 million for the nine months ended September 30, 2010. Revenues for 2011 consisted of $42.3 million, or 70% of total revenue, for HealthStream Learning and $17.9 million, or 30% of total revenue, for HealthStream Research. In 2010, revenues consisted of $33.1 million, or 69% of total revenue, for HealthStream Learning and $15.0 million, or 31% of total revenue, for HealthStream Research.
Revenues for HealthStream Learning increased $9.2 million, or 27.8%, over 2010. Revenues from our Internet-based subscription learning products increased by $9.1 million over the prior year, and were comprised of revenue increases from the HLC of $3.2 million and from courseware subscriptions of $5.8 million. Revenues from our Internet-based subscription products increased 29.5% over the prior year due to a higher number of subscribers and more courseware consumption by subscribers. Revenues from SimVentures, our collaborative arrangement with Laerdal Medical Corporation, were $469,000 during 2011. Project-based revenues declined by $431,000 compared to the prior year due to fewer engagements.
Revenues for HealthStream Research increased $2.9 million, or 19.2%, over 2010. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $2.8 million, or 26.4%, over the prior year. Revenues from other surveys, which are conducted on annual or bi-annual cycles, increased by $123,000, or 2.7%, over the prior year.
Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $5.0 million, or 28.2%, to $22.6 million for the nine months ended September 30, 2011 from $17.6 million for the nine months ended September 30, 2010. Cost of revenues as a percentage of revenues was 37.6% of revenues for the nine months ended September 30, 2011 compared to 36.7% of revenues for the nine months ended September 30, 2010. Cost of revenues for HealthStream Learning increased approximately $3.7 million to $13.5 million and approximated 32.0% and 29.6% of revenues for HealthStream Learning for the nine months ended September 30, 2011 and 2010, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and from additional personnel expenses. Cost of revenues for HealthStream Research increased approximately $1.3 million to $9.1 million and approximated 50.9% and 52.1% of revenues for HealthStream Research for the nine months ended September 30, 2011 and 2010, respectively. The increase in amount is primarily the result of costs associated with the growth in patient survey volume over the prior year.
Product Development. Product development expenses increased approximately $645,000, or 12.9%, to $5.6 million for the nine months ended September 30, 2011 from $5.0 million for the nine months ended September 30, 2010. Product development expenses as a percentage of revenues were 9.4% and 10.4% of revenues for the nine months ended September 30, 2011 and 2010, respectively.
Product development expenses for HealthStream Learning increased approximately $582,000 and approximated 10.6% and 11.8% of revenues for HealthStream Learning for the nine months ended September 30, 2011 and 2010, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year, while the increase in amount is due to additional personnel expenses associated with platform maintenance and new product development initiatives, including SimVentures. Product development expenses for HealthStream Research increased approximately $63,000 and approximated 6.5% and 7.3% of revenues for HealthStream Research for the nine months ended September 30, 2011 and 2010, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year.
Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $2.3 million, or 24.6%, to $11.7 million for the nine months ended September 30, 2011 from $9.4 million for the nine months ended September 30, 2010. Approximately $627,000 of the increase resulted from the Summit, which occurred during the second quarter of 2011, but did not occur during 2010. Sales and marketing expenses approximated 19.4% and 19.5% of revenues for the nine months ended September 30, 2011 and 2010, respectively.
Sales and marketing expenses for HealthStream Learning increased $2.0 million and approximated 18.6% and 17.7% of revenues for HealthStream Learning for the nine months ended September 30, 2011 and 2010, respectively. This expense increase is primarily due to the Summit, additional personnel and related expenses, increased marketing spending, and increased commissions associated with better sales performance compared to the prior year. Sales and marketing expenses for HealthStream Research increased approximately $249,000, and approximated 19.5% and 21.6% of revenues for HealthStream Research for the nine months ended September 30, 2011 and 2010, respectively. The expense increase for HealthStream Research resulted from the Summit and additional personnel and related expenses.
Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.1 million, or 16.3%, to $8.0 million for the nine months ended September 30, 2011 from $6.9 million for the nine months ended September 30, 2010. Other general and administrative expenses as a percentage of revenues approximated 13.3% and 14.3% for the nine months ended September 30, 2011 and 2010, respectively.
Other general and administrative expenses for HealthStream Learning increased $245,000 over the prior year, primarily associated with increased rent expense and recruiting costs for new employees, while other general and administrative expenses for HealthStream Research were comparable to the prior year. The unallocated corporate portion of other general and administrative expenses increased $875,000 over the prior year, primarily associated with software maintenance renewal fees, personnel expenses, professional fees, stock based compensation expense and rent expense.
Depreciation and Amortization. Depreciation and amortization increased approximately $99,000, or 2.6%, to $3.9 million for the nine months ended September 30, 2011 from $3.8 million for the nine months ended September 30, 2010. The increase primarily resulted from an increase from amortization of capitalized software development, but was partially offset by lower depreciation expense associated with certain assets reaching the end of their useful lives.
Other Income (Expense), net. Other income, net was approximately $8,000 for the nine months ended September 30, 2011 compared to a net expense of $18,000 for the nine months ended September 30, 2010. The improvement over the prior year was associated with higher interest income resulting from both higher invested balances and higher yields on cash and investments in marketable securities.
Provision for Income Taxes. The Company recorded a provision for income taxes of approximately $3.2 million for the nine months ended September 30, 2011 compared to $2.5 million for the nine months ended September 30, 2010. The Company’s effective tax rate was 38.4% for 2011 compared to 45.7% for 2010.
Net Income. Net income increased approximately $2.2 million, or 74.6%, to $5.2 million for the nine months ended September 30, 2011 from $3.0 million for the nine months ended September 30, 2010. Net income per diluted share was $0.22 per share for the nine months ended September 30, 2011, compared to $0.13 per diluted share for the nine months ended September 30, 2010.
Adjusted EBITDA improved by 32.0% to approximately $12.8 million for the nine months ended September 30, 2011 compared to $9.7 million for the nine months ended September 30, 2010. This improvement is consistent with the factors mentioned in management’s discussion and analysis of financial condition and results of operations herewith. Our reconciliation of Adjusted EBITDA to net income is listed in the table below.
Income before interest, income tax provision, stock based compensation expense, depreciation and amortization, or adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$1,796	$796	$5,152	$2,950
Interest income	(5)	(4)	(36)	(11)
Interest expense	13	10	35	31
Income tax provision	890	889	3,213	2,481
Stock based compensation expense	223	166	597	498
Depreciation and amortization	1,471	1,143	3,868	3,769

Adjusted EBITDA	$4,388	$3.000	$12,829	$9,718

Liquidity and Capital Resources
Net cash provided by operating activities was approximately $14.5 million and $11.8 million during the nine months ended September 30, 2011 and 2010, respectively. The Company’s primary sources of cash were receipts generated from the sales of our products and services. Days sales outstanding (“DSO”) which is calculated by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter, approximated 59 days for the third quarter of 2011 compared to 61 days for the third quarter of 2010. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.
Net cash used in investing activities was approximately $3.1 million and $2.4 million for the nine months ended September 30, 2011 and 2010, respectively. During 2011, the Company purchased $4.7 million of investments in marketable securities, spent $5.2 million for capitalized software development, and purchased $3.6 million of property and equipment. Approximately $1.8 million of the property and equipment purchases during 2011 were associated with the expansion of our Nashville, Tennessee office space, while the remainder is associated with hardware and software to support our business operations. Approximately $3.5 million of the capitalized software development spending related to the acquisition of a 50 percent ownership stake in Laerdal Medical’s AVS product. These uses of cash were partially offset by maturities and sales of investments in marketable securities of $10.4 million. During 2010, the Company spent $1.6 million for capitalized software development and purchased $850,000 of property and equipment.
Cash provided by financing activities was approximately $1.0 million for the nine months ended September 30, 2011, while $225,000 was used by financing activities during the nine months ended September 30, 2010. The primary source of cash from financing activities for

2011 and 2010 resulted from proceeds associated with the exercise of employee stock options. The primary uses of cash for 2011 related to payments under capital lease obligations, and for 2010 related to repurchases of common stock and payments under a promissory note and capital lease obligations.
Revenues increased and operating income improved over the prior year period, and our balance sheet reflects positive working capital of $24.3 million at September 30, 2011 compared to $19.5 million at December 31, 2010. The increase in working capital was primarily due to the cash generated from operations. The Company’s primary source of liquidity is $30.3 million of cash and cash equivalents and restricted cash. The Company also has a $20.0 million revolving credit facility loan agreement, all of which was available at September 30, 2011.
We believe that our existing cash and cash equivalents, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Additionally, our shelf registration statement on Form S-3, which was declared effective on August 12, 2011, provides us with the ability to raise additional capital of up to $75 million through the issuance of shares of common stock, subject to market conditions. As part of our growth strategy, we review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. We may need to raise additional capital through the issuance of equity or debt securities and/or borrowings under our revolving credit facility, or another facility, to finance any future acquisitions. The issuance of our stock as consideration for an acquisition could have a dilutive effect on earnings per share and could adversely affect our stock price. Because we have no material debt or outstanding borrowings under our revolving credit facility, our balance sheet is unleveraged. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. The credit markets have been experiencing extreme volatility and disruption, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk from changes in interest rates. The Company does not have any foreign currency exchange rate risk or commodity price risk. As of September 30, 2011, the Company had no outstanding indebtedness. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances. At September 30, 2011, the Company had cash and cash equivalents and restricted cash totaling approximately $30.3 million. Our current investment rates of return approximate 0.08%. Assuming a 0.08% rate of return on $30.3 million, a hypothetical 10% decrease in interest rates would decrease interest income and decrease net income on an annualized basis by approximately $2,400.
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

31.1 — Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 — Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS* — XBRL Instance Document

101.1 SCH* — XBRL Taxonomy Extension Schema

101.1 CAL* — XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF* — XBRL Taxonomy Extension Definition Linkbase

101.1 LAB* — XBRL Taxonomy Extension Label Linkbase

101.1 PRE* — XBRL Taxonomy Extension Presentation Linkbase

*- The XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.
October 31, 2011	By:	/s/ Gerard M. Hayden, Jr.
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
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS* XBRL Instance Document
101.1 SCH* XBRL Taxonomy Extension Schema
101.1 CAL* XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF* XBRL Taxonomy Extension Definition Linkbase
101.1 LAB* XBRL Taxonomy Extension Label Linkbase
101.1 PRE* XBRL Taxonomy Extension Presentation Linkbase

*- The XBRL-related information in Exhibit No.101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.