Form 10-K
period 2011-12-31
HEALTHSTREAM INC
filed 2012-02-28
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission File Number 000-27701

HEALTHSTREAM, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1443555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 10th Avenue South, Suite 450 Nashville, Tennessee	37203

(Address of principal executive offices)	(Zip Code)

(615) 301-3100

(Registrant’s telephone number, including area code)

Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class	Name of each Exchange on which registered
Common Stock, No Par Value	NASDAQ Global Select Market

Securities Registered Pursuant To Section 12(g) Of The Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the NASDAQ Global Market on June 30, 2011 was approximately $205 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 21, 2012, there were 26,005,585 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Item 1. Business

OVERVIEW AND HISTORY

HealthStream, Inc. (HealthStream or the Company) provides Internet-based learning and research solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Our learning products are used by healthcare organizations to meet a broad range of their training, certification, and development needs, while our research products provide our customers information about patients’ experiences, workforce engagement, physician relations, and community perceptions of their services. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. Our customer base across both our learning and research business units includes over 2,600 healthcare organizations (predominately acute-care facilities) throughout all 50 states.

Our core learning product is the HealthStream Learning CenterTM (HLC), our proprietary learning platform provided through the Internet via software-as-a-service (SaaS) model. At December 31, 2011, HealthStream had approximately 2.75 million contracted, primarily hospital-based subscribers, to the HLC platform, which include 2.57 million subscribers already implemented and 0.18 million subscribers in the process of implementation. We deliver educational activities and training courseware to our customers through the HLC platform. Our research products and service offerings include quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, physicians, employees, and members of the community. Our core research product is the Patient Insights™ survey, which accounts for approximately 75% of our research product business based on revenue.

As we place greater emphasis on offering our customers new and innovative ways of assessing and developing their workforces, simulation is becoming a growing part of our product portfolio. In June 2010, we announced a collaborative arrangement with Laerdal Medical A/S (Laerdal Medical), a leader in healthcare simulation, to provide a suite of products for distributing training simulations and scenarios directly over the Internet and managing simulation centers worldwide. SimStore®, which allows simulation customers to sample, license and download scenarios directly to manikins over the Internet, was launched in the first quarter of 2011. SimManager, an application for managing simulation centers, shares the same platform with our HLC, and was launched in early 2012. We have a long-term relationship with Laerdal and have been a distributor of its HeartCodeTM product line for the last five years. HeartCodeTM uses task based manikins that assist healthcare professionals in studying, training, and testing for what is commonly known as cardiopulmonary resuscitation (CPR) certification.

Headquartered in Nashville, Tennessee, the Company was incorporated in 1990 and began providing its Internet-based solutions in 1999 and its survey and research solutions in 2005. Including an additional office in Laurel, Maryland, HealthStream had 408 full-time and 96 part-time employees as of December 31, 2011. HealthStream has evolved from a company with an initial focus on technology-based training to a company providing outcomes-focused learning and research solutions to the nation’s healthcare providers.

INDUSTRY BACKGROUND

According to the deputy director of the National Health Statistics Group at the Centers for Medicare and Medicaid Services (CMS), spending in the healthcare industry reached approximately $2.5 trillion in 2009, or 17.6% of the U.S. gross domestic product. Hospital care expenditures accounted for approximately 30% of the $2.5 trillion industry. Approximately 14.3 million professionals are employed in the healthcare segment of the domestic economy, with approximately 5.0 million employed in acute-care hospitals, our primary target market for our learning and research products. As of December 31, 2011, approximately 2.75 million healthcare professionals were subscribers to our Internet-based HLC platform, which include 2.57 million subscribers already implemented and 0.18 million subscribers in the process of implementation.

All of the 5.0 million hospital-based healthcare professionals that work in the nation’s approximately 5,000 acute-care hospitals are required by federal mandates and accrediting bodies to complete training in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA) and The Joint Commission (an independent, not-for-profit organization that accredits and certifies healthcare organizations and programs in the United States), as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act (HIPAA).

In hospitals, staffing issues and personnel shortages have also contributed to the need for facility based workforce development as well as additional assessment and competency based training. For example, the American Hospital Association’s (AHA) report “Workforce 2015: Strategy Trumps Shortage” (January 2010) estimates that the shortfall of physicians in 2020 will be approximately 109,000 and the shortage of registered nurses in 2025 will be the equivalent of 260,000 full-time employees. We believe that offering training and education for hospital personnel is increasingly being utilized as a retention and recruitment incentive.

Many healthcare professionals use continuing education to keep abreast of the latest developments and meet licensing and certification requirements. Continuing education is required for nurses, emergency medical services personnel, first responder personnel, radiologic personnel, and physicians. Pharmaceutical and medical device companies must also provide their medical industry sales representatives with training mandated for the healthcare industry and training for new products. Such companies also provide support and content for education and training of audiences that use their products in healthcare organizations.

A large portion of the nation’s hospitals utilize research and survey tools to gain insight about patients’ experiences, to assess workforce competency and engagement, to determine the status of physician relations, and to measure the perceptions about the hospitals in the communities they serve. Industry-wide interest is increasing in research due in part, to the CAHPS® (Consumer Assessment of Healthcare Providers and Systems) Hospital Survey launched by CMS in partnership with the Agency for Healthcare Research and Quality (AHRQ). Hospitals must submit data to CMS for certain required quality measures—which for inpatients includes the CAHPS® Hospital Survey—in order to receive the full market basket increase to their reimbursement payment rates from CMS. Hospitals that fail to submit this survey data will incur a reduction of two percentage points in the inpatient market basket update amount for the following federal fiscal year. We are designated as a certified vendor for and offer CAHPS ® Hospital Survey services.

The healthcare education industry is highly fragmented, varies significantly in delivery methods (i.e., online products, live events, written materials, and manikins for simulation-based training), and is composed of a wide variety of entities competing for customers. The sheer volume of healthcare information available to satisfy continuing education needs, rapid advances in medical developments, and the time constraints that healthcare professionals face make it difficult to quickly and efficiently access the continuing education content most relevant to an individual’s practice or profession. Historically, healthcare professionals have received continuing education and training through offline publications, such as medical journals or by attending conferences and seminars. In addition, other healthcare workers and pharmaceutical and medical device manufacturers’ sales and internal regulatory personnel usually fulfill their training from external vendors or internal training departments. While these approaches satisfy the ongoing education and training requirements, they are typically costly and inconvenient. In addition, live courses are often limited in the breadth of offerings and do not provide a method for tracking training completion. The results of these traditional methods, both from a business and compliance standpoint, are difficult to track and measure. While hospitals and health systems occasionally survey their patients, physicians, and employees using their own internal resources, the practice is limited since they do not typically possess the valuable comparative benchmarking data that is available from independent survey research vendors.

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

HEALTHSTREAM’S SOLUTIONS

HealthStream’s products and services are organized into two segments — HealthStream Learning and HealthStream Research — which collectively help healthcare organizations meet their ongoing training, education, assessment, and compliance needs. We provide our learning and research solutions to a wide range of customers within the healthcare industry.

HealthStream Learning — Within HealthStream Learning, we bring training, assessment, and education content together with administrative and management tools through our HLC. We also offer a more streamlined version of the HLC, HealthStream Express™, along with HealthStream Connect, a content delivery platform that is designed for the singular purpose of allowing access to our extensive content libraries. These content libraries allow HLC platform customers to subscribe to a wide array of additional courseware. Additionally, through our Hospital Direct capability in the HLC, medical device companies can offer online training support for their products and sponsor continuing education directly to healthcare workers.

Our learning management system supports healthcare administrators in configuring training to meet the precise needs of various groups of employees, modifying training materials, and documenting training completion. As of December 31, 2011, 2.75 million healthcare professionals had contracted subscriptions for our Internet-based HLC services, which include 2.57 million subscribers already implemented and 0.18 million subscribers in the process of implementation. Pricing for the HLC is subscription based, with fees based on the number of subscribers, courseware provided, and other factors. We offer training, implementation, and account management services to facilitate adoption of our platform. Fees for training are based on the time and efforts of the personnel involved. Implementation fees vary based on the size, scope, and complexity of the project. Offered via a SaaS model, our Internet-based platform and our courseware are hosted in a central data center that allows authorized subscribers Internet access to our services, thereby eliminating the need for onsite local implementations of installed learning management products.

Platform Extensions — In addition to the HLC, we offer an array of platform extensions, each serving a unique function for hospitals and health systems. A platform extension is a SaaS application with its own value proposition and revenue stream.

•

The Authoring Center is a platform extension that provides healthcare organizations the capability to create Internet-based courses by moving their existing course material online or self-authoring new material and electively sharing these materials with our other customers through a courseware exchange. We also offer Authoring Pro, an upgraded product which includes a licensed image library, as an additional subscription to this product. Pricing for these products is subscription based, with fees based on the number of subscribers and level of penetration of services within the customer organization.

•

The HealthStream Competency Center™ (HCC) is our SaaS-based platform extension for competency management solution for healthcare organizations, provides customers tools to assess competency and appraise performance. Competency assessment is a requirement of hospitals and healthcare organizations for maintaining accreditation based on requirements from The Joint Commission to evaluate, document, and report performance competencies. We believe that the HCC offers an effective means of determining which competencies are associated with each position and evaluating and documenting competency assessments. During 2010 and 2011, we released a series of enhancements to the HCC, including features to enable large, multi-facility enterprises to more effectively manage competency and performance initiatives across all of their facilities.

•

SimCenter®, our newest platform extension—which is a suite of applications—was announced in January 2011. We formed a collaborative arrangement, named SimVentures, with Laerdal Medical in 2010 to offer products and services aimed at accelerating the global adoption of simulation-based learning by healthcare providers with a focus on improving clinical competencies and patient outcomes. The new venture offers healthcare organizations and medical and nursing schools worldwide a range of fully integrated SaaS applications that accelerate development and distribution of simulation content; enable enterprise-wide management of simulation centers, simulators, and programs; and support assessment of the effectiveness of simulation training as part of complete curricula. SimStore®, one segment of our collaborative arrangement with Laerdal, began operations in the first quarter of 2011 and our new simulation management platform, SimManager, was launched in early 2012. SimView, our new debriefing system for simulation-based training, was also launched in early 2012.

•

The HealthStream Improvement Center™ is a SaaS-based platform extension related to our research offering. This extension is an online system for hospital leaders to optimize and accelerate the execution of improvement plans, including those based on results from our patient, employee, physician, and community surveys. The Improvement Center, a licensed technology, is one of a number of solutions from HealthStream Research that include a comprehensive line of survey products, national benchmarks, HCAHPS Improvement Library, consulting services, and other support tools.

HealthStream Research — HealthStream Research complements HealthStream Learning’s product and service offerings by providing hospital-based customers with Patient Insights™, Employee Insights™, Physician Insights™, and Community Insights™ surveys, data analyses of survey results, and other research-based measurement tools. Our services are designed to provide thorough analyses with insightful recommendations for change; benchmarking capability using our comprehensive databases; and consulting services to identify solutions for our customers based on their survey results. Clients are able to access and analyze their survey results data through Insights Online™, our secure web-based reporting platform. Our survey and research solutions focus on providing statistically valid data to assist our customers with their decision making related to their organization’s performance improvement objectives. In addition to collecting and reporting data, we provide analysis and consulting to help customers understand their survey results and the underlying impact on their business. It is with this insight that healthcare organizations are able to develop plans for improved performance that can be delivered through our learning solutions. Pricing for these services is based on the survey type, delivery method, size of the survey instrument, sample size, frequency of survey cycles, and other factors.

CUSTOMERS

We provide our learning and research solutions to customers across a broad range of entities within the healthcare industry, including healthcare organizations (including government entities) and pharmaceutical and medical device companies. We derive a substantial portion of our revenues from a relatively small number of customers, although no single customer represented more than 10 percent of our revenues during 2011, 2010, or 2009. Examples of customers that have purchased or contracted for products and services from HealthStream include: HCA, Inc., Tenet Healthcare Corporation, Catholic Health Initiatives, Community Health Systems, Inc., Lifepoint Hospitals, Inc., Ardent Health Services, LLC, and Baxter Healthcare Corporation.

SALES AND MARKETING

We market our products and services primarily through our direct sales teams, our consultants, and our account relationship managers, who are based at our corporate headquarters in Nashville, Tennessee and in our additional office located in Laurel, Maryland, as well as remote home office sales locations. As of December 31, 2011, our HealthStream Learning sales and relationship management personnel consisted of 58 employees—of which 46 carried sales quotas—and our HealthStream Research sales and consultant personnel consisted of 27 employees—of which 15 carried sales quotas. As of December 31, 2010, our HealthStream Learning sales and relationship management personnel consisted of 54 employees—of which 45 carried sales quotas—and our HealthStream Research sales and consultant personnel consisted of 25 employees—of which 15 carried sales quotas. Our geographically dispersed field sales organization is divided into teams focused on selling our learning products and a separate sales team focused on selling our research products. In addition to sales professionals, we also employ strategic account personnel that manage our largest customer relationships as well as account relationship managers and consultants who work to develop and expand relationships, including contract renewals.

We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups—including our annual customer Summit, trade shows, online promotion and demonstrations, telemarketing campaigns, public relations, distribution of product-specific literature, direct mail, and advertising.

Over most of the last eleven years, we have hosted a conference in Nashville for our customers known as the “Summit.” We have utilized this client conference to reach out to existing and potential customers and business partners, provide training and educational services, and demonstrate our new and existing product offerings. We have marketing teams that are responsible for these initiatives and for working with and supporting our product management and sales teams. At December 31, 2011, our marketing personnel consisted of 17 employees.

OPERATIONS

We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services, recurring sales, and development and maintenance of new and existing products are dependent on the strength of our operations, customer service, product development and maintenance, training, and other support teams. As of December 31, 2011, these personnel consisted of approximately 116 employees for our Learning segment and approximately 251 employees for our Research segment, of which 159 employees worked in our interviewing center. Our Learning operations team consists of personnel associated with customer support, implementation services, product development and maintenance, training, and project management. Our Research operations team consists of personnel associated with phone interviewing, distributing and processing paper-based survey instruments, data analysis and reporting of survey results, and project management.

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

Our software applications, servers, and network infrastructure that deliver the majority of our services are hosted by third-party data center providers. Our primary data center is located at a tier-four rated hosting facility in Chicago, Illinois, and our disaster recovery data center is hosted by a separate provider located in Franklin, Tennessee. Both of our providers maintain our equipment in secure, limited access environments, supported by redundant power, environmental conditioning, and network connectivity. Our providers’ hosting centers are connected to the Internet through multiple, redundant, high-speed fiber optic circuits. The transactional systems supporting the data collection for our survey products are located in secure, limited access environments located at our Nashville, Tennessee and Laurel, Maryland offices and feed our core business intelligence platforms supporting our survey products located at our primary hosting facility in Chicago. Company personnel monitor all servers, networks, and systems on a continuous basis. Together with our providers, we employ several levels of enterprise firewall systems and data abstraction to protect our databases, customer information, and courseware library from unauthorized access. All of our production data located in our Chicago data center is backed up in real time to our disaster recovery data center. Monthly snap-shots of our data are stored off-site with a third-party data storage provider.

COMPETITION

In addition to the competing healthcare education delivery methods in the industry, we also have direct competitors. In the learning business, a number of companies offer competitive learning management products to the healthcare industry. We compete with companies such as SABA, Taleo, SuccessFactors, Plateau Systems, Cornerstone OnDemand, and SumTotal Systems that provide their services to multiple industries, including healthcare. We also compete with large medical publishers that have operating units that offer learning management systems that focus on healthcare, including Cengage Learning’s Net Learning and Reed Elsevier Group’s MC Strategies. In the survey business, we see competition from large nationally recognized survey research firms such as Press Ganey Associates, National Research Corporation, Avatar International, Professional Research Consultants, Inc., Gallup, and others. Our survey business also experiences direct competition from vendors who provide survey research services to other industries including Kenexa and Foresight. Finally, in our simulation business, we compete with CAE/Meti, B-Line Medical, and EMS.

We believe our learning solutions, which include both products and services that facilitate training for healthcare professionals, a wide assortment of courseware, a mechanism for measuring satisfaction and/or other results, and the ability to provide all our services on a single platform over the Internet, provide us with a competitive advantage. In our survey research business, we believe our large proprietary database of survey results, technology infrastructure designed to automate the processing of survey results, proprietary core survey instruments and action plan development methodology, and our ability to quickly deliver relevant online courseware targeted at addressing survey related findings provide us with a competitive advantage. In our new simulation business, our SimCenterTM products enable simulation centers to purchase courseware online, manage students and resources, and provide a debriefing capability in an integrated manner. Built on the HLC platform and with our collaborative arrangement with Laerdal Medical, a world leader in simulation equipment, we believe we have a competitive advantage in this area. We believe that the principal competitive factors affecting the marketing of our learning and research solutions to the healthcare industry include:

•

features of the HLC product, including reporting, management functionality, ability to manage a variety of events or modalities, courseware assignment, curriculum management, scalability, and the ability to track utilization and results;

•

scope and variety of Internet-based learning courseware available, including mandated content for OSHA, The Joint Commission, patient safety, and HIPAA requirements, competency-based content, courseware scenarios that drive simulators, as well as the ability of our customers to create and host their own web-enabled courseware;

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

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

Regulation of the Internet and the Privacy and Security of Personal Information

The laws and regulations that govern our business change rapidly. For example, the United States government and the governments of some states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

•

Privacy and Security Laws. Current and proposed federal, state and foreign privacy and security regulations and other laws restricting the collection, use, security and disclosure of personal information could limit our ability to collect information or use and disclose the information in our databases or derived from other sources to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation. For example, the American Recovery and Reinvestment Act of 2009 (ARRA) expanded the application of certain HIPAA privacy and security requirements to apply directly to us as a business associate of our customers.

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

•

Sales and Use Tax. Through December 31, 2011, we collected sales, use or other taxes on taxable transactions in all states in which we have employees or have a significant level of sales activity. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet.

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

Continuing Nursing Education (CNE). State nurse practice laws are usually the source of authority for establishing the state board of nursing requirements. The state board of nursing establishes the state’s CNE requirements for professional nurses. CNE credits are provided through accredited providers that have been approved by the ANCC Commission on Accreditation and/or the state board of nursing. CNE requirements vary widely from state to state. Thirty-two states require registered nurses to certify that they have accumulated a minimum number of CNE credits in order to maintain their licenses. In some states, the CNE requirement only applies to re-licensure of advance practice nurses, or additional CNEs may be required of this category of nurses. Required CNE ranges from 12 to 50 credits annually, with reporting generally on a bi-annual basis. Board certifications (e.g., CNOR – certification of perioperative nursing) also require CNE credits, with certain percentages required in specific categories based on the certification type. We are an accredited provider of CNE by the ANCC.

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

Consumer Assessment of Healthcare Providers and Systems (CAHPS). CMS has partnered with AHRQ to develop a standardized survey instrument and data collection methodology for measuring patients’ perspectives on hospital care. The intent of the survey is to produce comparable data on the patients’ perspectives to allow consumer-based comparisons between hospitals, align incentives to drive hospitals to improve their quality of care, and increase the transparency of hospital reporting. Hospitals must submit data for certain required quality measures—which for inpatients includes the CAHPS® Hospital Survey—in order to receive the full market basket increase to their reimbursement payment rates from CMS. While hospital participation is voluntary, hospitals that fail to submit this survey data will incur a reduction of two percentage points in the inpatient market basket update amount for the following federal fiscal year. We have received certified vendor designation and will continue to offer CAHPS® Hospital Survey services. In addition, we are a certified vendor approved to offer CAHPS® Home Health Care Survey used to measure the experiences of people receiving home health care from Medicare-certified home health agencies. We also offer CAHPS® Clinician and Group Survey used to measure patient experiences with healthcare providers and staff in doctors offices.

Medicare and Medicaid Electronic Health Records (EHR) Incentive Programs. The Medicare and Medicaid EHR Incentive Programs will provide incentive payments to eligible professionals, eligible hospitals and critical access hospitals (CAHs) as they adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology. The Medicare and Medicaid EHR Incentive Programs provide a financial incentive for the “meaningful use” of certified EHR technology to achieve health and efficiency goals. By putting into action and meaningfully using an EHR system, providers will reap benefits beyond financial incentives–such as reduction in errors, availability of records and data, reminders and alerts, clinical decision support, and e-prescribing/refill automation.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA) became law. ACA requires manufacturers of drugs and devices to annually report to the Department of Health and Human Services anything of value, including educational programs, given by such manufacturers to physicians beginning March 31, 2013. On December 14, 2011, CMS released a proposed rule implementing this provision of ACA. Manufacturers will be required to report the physician’s name, business address and national provider identifier as well as other information including the value, date, form and nature of what is offered. It is difficult to predict the impact of this provision of ACA on us due to lack of final regulations or interpretive guidance, gradual and potentially delayed implementation of the requirement, and, pending court challenges and possible amendment or repeal of the law.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws; confidentiality agreements and procedures with employees, consultants and other third parties; license agreements with consultants, vendors and customers; and use reasonable measures designed to control access to our software, documentation and other proprietary information. We own Federal trademark and service mark registrations for the marks “HEALTHSTREAM”, “HOSPITAL DIRECT”, “OR PROTOCOL”, “INSIGHT INTO ACTION”, “QUALITY CHECK”, “SIMCENTER” and “SIMSTORE.” We have also obtained registration of the “HEALTHSTREAM” mark in certain other countries. Applications for several trademarks are currently pending. However, there can be no assurance that we will be successful in obtaining registration of other trademarks for which we have applied.

The courseware that we license to our customers is developed through a combination of license agreements with publishers and authors, assignments and work-for-hire arrangements with third parties, and development by employees. We require publishers, authors and other third parties to represent and warrant that their content does not infringe on or misappropriate any third-party intellectual property rights and that they have the right to provide their content and have obtained all third-party consents necessary to do so. Our publishers, authors and other third parties also agree to indemnify us against certain liability we might sustain due to the content they provide.

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

OUR EMPLOYEES

As of December 31, 2011, we employed 408 full-time and 96 part-time persons, including approximately 159 employees in our interviewing center. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a brief summary of the business experience of each of the executive officers of the Company. Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	44	Chief Executive Officer, President and Chairman of the Board of Directors
Jeffrey S. Doster	47	Senior Vice President and Chief Technology Officer
Gerard M. Hayden, Jr.	57	Senior Vice President and Chief Financial Officer
Arthur E. Newman	63	Executive Vice President
J. Edward Pearson	49	Senior Vice President and Chief Operating Officer
Michael Sousa	43	Senior Vice President

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

J. Edward Pearson joined the Company in June 2006 as senior vice president, responsible for our survey and research business and was named president of HealthStream Research™ during 2007 and Chief Operating Officer in 2011. He earned a Bachelor of Business Administration in accounting from Middle Tennessee State University.

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

We may be unable to effectively identify, complete or integrate the operations of future acquisitions, joint ventures, collaborative arrangements or other growth investments.

As part of our growth strategy, we actively review possible acquisitions, joint ventures, collaborative arrangements or growth investments that complement or enhance our business. We may not be able to identify, complete or integrate the operations of future acquisitions, joint ventures, collaborative arrangements or other growth investments. In addition, if we finance acquisitions, joint ventures, collaborative arrangements or other growth initiatives by issuing equity securities, our existing shareholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions and investments, our business prospects may be seriously harmed. Some of the risks that we may encounter in implementing our acquisition, joint venture, collaborative arrangement or growth investment strategies include:

•	expenses, delays or difficulties in identifying and integrating acquired companies or joint venture operations, collaborative arrangements or other growth investments into our organization;

•	inability to retain personnel associated with acquisitions, joint ventures, collaborative arrangements or other growth investments;

•	diversion of management’s attention from other initiatives and/or day-to-day operations to effectively execute our growth strategy; and

•	inability to generate sufficient revenue, profit, and cash flow from acquisitions, joint ventures, collaborative arrangements or other growth investments to offset our investment costs.

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

The period from our initial contact with a potential customer and their first purchase of our solution typically ranges from three to nine months, and in some cases has extended much further. The range in the sales cycle can be impacted by multiple factors, including an increasing trend towards more formal request for proposal (RFP) processes and more competition within our industry, as well as formal budget timelines which impact timing of purchases by target customers. New products tend to have a longer and more unpredictable revenue ramp period. Also, the contract structure for some Research products gives customers latitude about when to initiate a survey, which can affect quarterly or annual revenue forecasts. As a result of these factors, we have only limited ability to forecast the timing and type of initial sales. This, in turn, makes it more difficult to forecast quarterly and annual financial performance.

We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, marketing, or other resources.

Several of our competitors and many potential competitors have longer operating histories and significantly greater financial, technical, marketing, or other resources than we do. We encounter direct competition from both large and small e-learning companies and other companies focused on training and talent management in the healthcare industry. We also face competition from larger survey and research companies. Given the profile and growth of the healthcare industry and the growing need for education, training, simulation, research, and information, it is likely that additional competitors will emerge. We believe we maintain a competitive advantage against our competitors by offering a comprehensive array of products and services; however, our lack of market diversification resulting from our concentration on the healthcare industry may make us susceptible to losing market share to our competitors who also offer a complete e-learning solution to a cross-section of industries. These companies may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Further, most of our customer agreements are for terms ranging from one to four or five years, with no obligation to renew. The short terms of these agreements may enable customers to more easily shift to one of our competitors.

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

We cannot guarantee that we will be able to maintain and strengthen our relationships with strategic partners, that we will be successful in effectively integrating such partners’ products and technology into our own, or that such relationships will be successful in generating additional revenue. If any of these strategic partners are unsuccessful in their involvement with our products and services, or seek to amend the financial or other terms of the contracts we have with them, we will need to broaden our efforts to increase focus on the types of services and solutions they sell and alter our development, integration, and/or distribution strategies, which may divert our planned efforts and resources from other projects.

Lastly, we could be subject to claims and liability, as a result of the activities, products, or services of these strategic partners. Even if these claims do not result in liability to us, investigating and defending these claims could be expensive, time-consuming and result in suspension of certain offerings to our clients and/or adverse publicity that could harm our business.

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

Our growth strategy depends in part on our ability to generate revenue growth through sales to new customers as well as increasing sales of additional courseware subscriptions and other products and services to existing customers. Our identification of additional features, content, products and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our base of Internet-based customers and we are not able to accurately predict the volume or speed with which old and new customers will adopt such new products and services. Because healthcare training continues to change and evolve, we may be unable to accurately predict and develop new products, features, content and other products to address the needs of the healthcare industry. Further, the new products, services and enhancements we develop may introduce significant defects into or otherwise negatively impact our core software platforms. While all new products and services are subject to testing and quality control, all software and software-based services are subject to errors and malfunctions. If we release new products, services and/or enhancements with bugs, defects or errors or that cause bugs, defects or errors in existing products, it could result in lost revenues, reduced ability to meet contractual obligations and would be detrimental to our business and reputation. If new products, features, or content are not accepted or integrated by new or existing customers, we may not be able to recover the cost of this development and our financial performance will be harmed. Continued growth of our Internet-based customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as enhancing our courseware, product and service offerings that address the needs of healthcare organizations.

We may be unable to continue to license our third party software, on which a portion of our product and service offerings rely, or we may experience errors in this software, which could increase our costs and decrease our revenue.

We use technology components in some of our products that have been licensed from third parties. Future licenses to these technologies may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these licenses could result in delays in the introduction of new products and services or could force us to discontinue offering portions of our learning management or survey and research solutions until equivalent technology, if available, is identified, licensed and integrated. The operation of our products would be impaired if errors occur in third party technology or content that we incorporate, and we may incur additional costs to repair or replace the defective technology or content. It may be difficult for us to correct any errors in third party products because the products are not within our control. Accordingly, our revenue could decrease and our costs could increase in the event of any errors in this technology. Furthermore, we may become subject to legal claims related to licensed technology based on product liability, infringement of intellectual property or other legal theories.

Financial Risks

A significant portion of our revenue is generated from a relatively small number of customers.

We derive a substantial portion of our revenues from a relatively small number of customers. A termination of our agreements with any of our significant customers or a failure of these customers to renew their contracts on favorable terms, or at all, could have a material adverse effect on our business.

A significant portion of our business is subject to renewal each year. Therefore, renewals have a significant impact on our revenue and operating results.

For the year ended December 31, 2011, approximately 67% of our net revenue was derived from our Internet-based subscription products. Our Internet-based HLC customers have no obligation to renew their subscriptions for our products or services after the expiration of the subscription agreement, and in fact, some customers have elected not to renew their subscription. In addition, our customers may renew at a lower pricing or activity level. During the year ended December 31, 2011, we renewed 106% of the annual HLC contract value up for renewal and 99% of the subscribers which were up for renewal. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including but not limited to their dissatisfaction with our service, pricing or competitive product offerings. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our revenue could be adversely affected, which would have a material adverse affect on our results of operations and financial position. HealthStream Research product and service contracts typically range from one to three years in length, and customers are not obligated to renew their contract with us after their contract expires. If our customers do not renew their arrangements for our services, or if their activity levels decline, our revenue may decline and our business will suffer.

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

We recognize approximately 67% of our revenue from customers monthly over the terms of their subscription agreements, which have initial contract terms ranging from one to four or five years. As a result, much of the revenue we report in each quarter is related to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. Finally, the majority of costs associated with our sales cycles are incurred up front before revenue recognition commences, and therefore periods of strong sales performance may increase our costs in the near term negatively affecting our financial performance.

We may not be able to meet our strategic business objectives unless we obtain additional financing, which may not be available to us on favorable terms, or at all.

We expect our current cash and investment reserves, revolving credit facility, and cash flows from operations to be sufficient to meet our cash requirements through at least 2012. However, we may need to raise additional funds in order to:

•	develop new, or enhance existing, services or products;

•	respond to competitive pressures;

•	finance working capital requirements;

•	acquire complementary businesses, technology, content or products; or

•	otherwise effectively execute our growth strategy.

At December 31, 2011, we had approximately $89.5 million in cash, cash equivalents, and marketable securities. We also have up to $20.0 million of availability under a revolving credit facility, subject to certain covenants, which expires in July 2012. We expect to incur between $8.0 and $9.0 million of capital expenditures, software development and content purchases during 2012. We continue to actively review possible business acquisitions that would complement or enhance our products and services. We may not have adequate cash and investments or availability under our revolving credit facility to consummate one or more of these acquisitions. The capital markets have been experiencing extreme volatility and disruption, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced.

We have significant goodwill and identifiable intangible assets recorded on our balance sheet that may be subject to impairment losses that would reduce our reported assets and earnings.

As of December 31, 2011, our balance sheet included goodwill of $21.1 million and identifiable intangible assets of $2.0 million. There are inherent uncertainties in the estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Economic, legal, regulatory, competitive, reputational, contractual, and other factors could result in future declines in the operating results of our business units or market value declines that do not support the carrying value of goodwill and identifiable intangible assets. If the value of our goodwill and/or intangible assets is impaired, accounting rules require us to reduce their carrying value and report an impairment charge, which would reduce our reported assets and earnings for the period in which an impairment is recognized.

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

Sarbanes-Oxley Section 404 requires our management to report on, and requires our independent public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. The rules governing the standards to be met are complex and will require significant process review, documentation and testing, as well as possible remediation efforts for any identified deficiencies. This process of review, documentation, testing and remediation will result in increased expenses and require significant attention from management and other internal and external resources. Any material weaknesses identified during this process may preclude us from asserting the effectiveness of our internal controls. This may negatively affect our stock price if we cannot effectively remediate the issues identified in a timely manner.

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

We have provided our online products and services since 1999 and continue to develop our ability to provide our courseware, learning management systems, and research systems on both a subscription and transactional basis over the Internet. Our future success will depend on our ability to effectively develop and maintain the infrastructure, including procurement of additional hardware and software, and implement the services, including customer support, necessary to meet the demand for our products and services. Our inability from time to time to successfully develop the necessary systems and implement the necessary services on a timely basis has resulted in our customers experiencing some delays, interruptions and/or errors in their service. Such delays or interruptions may cause customers to become dissatisfied with our service and move to competing providers of traditional and online training and education services. If this happens, our revenue and reputation could be adversely affected, which would have a material adverse effect on our financial condition.

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

We must continue to obtain reasonably priced, commercially available hardware and operating software as well as continue to enhance our software to accommodate the increased use of our platform and increased courseware in our library. Decisions about hardware and software enhancements are based in part on estimated forecasts of the growth in demand for our services. This growth in demand for our services is difficult to forecast and the potential audience for our services is widespread and dynamic. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our customers may encounter delays or disruptions in their service. Unscheduled downtime could harm our business and also could discourage current and potential customers from using or continuing to use our services and reduce future revenue.

Our network infrastructure and computer systems and software may fail.

An unexpected event including but not limited to a telecommunications failure, fire, earthquake, or other catastrophic loss at our Internet service providers’ facilities or at our on-site data facility could cause the loss of critical data and prevent us from offering our products and services for an unknown period of time. System downtime could negatively affect our reputation and ability to sell our products and services and may expose us to significant third-party claims. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our web server and network systems and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems and software.

We may lose users and lose revenue if our security measures fail.

If the security measures that we use to protect customer or personal information are ineffective, we may lose users of our services, which could reduce our revenue, tarnish our reputation, and subject us to significant liability. We rely on security and authentication technology licensed from third parties. With this technology, we perform real-time credit card authorization and verification, as well as the encryption of other selected secure customer data. We cannot predict whether these security measures could be circumvented by new technological developments. Further, the audit processes and controls used within our production platforms may not be sufficient to identify and prevent errors or deliberate misuse. In addition, our software, databases and servers may be vulnerable to computer viruses, physical or electronic attacks and similar disruptions. We may need to spend significant resources to protect against security breaches or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.

We may experience errors in our software products that administer and report on hospital performance, and these errors could result in action taken against us that could harm our business.

Certain survey data collected and reported by us, such as the survey data included as part of our CAHPS® Hospital survey is used by the CMS to determine, in part, the amount of reimbursement payments to hospitals, and any errors in data collection, survey sampling, or statistical reporting could result in reduced reimbursements to our hospital customers if we are unable to correct these errors, and this could, in turn, result in litigation against us. Further, this survey data reported to CMS is then published by CMS to the general public, and any errors we experience which result in incorrect scoring on our hospital customer may result in damage to that hospital’s reputation, and the hospital may in turn bring litigation against us. We may be required to indemnify against such claims, and defending against any such claims could be costly and time consuming and could negatively affect our business.

Risks Related to Government Regulation, Content and Intellectual Property

Government regulation may subject us to liability or require us to change the way we do business.

The laws and regulations that govern our business change rapidly. Evolving areas of law that are relevant to our business include privacy and security laws, proposed encryption laws, content regulation, information security accountability regulation, and sales and use tax laws and regulations and attempts to regulate activities on the Internet. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. These uncertainties make it difficult to ensure compliance with the laws and regulations governing or impacting our business. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. In addition, certain laws mandate that our customers contractually require us to protect the privacy and security of certain personal and health related information. If we fail to abide by these required contractual provisions, our customers may terminate their contracts with us. In addition, the ARRA expanded the application of certain of the HIPAA privacy and security regulations to apply directly to business associates including us. Violations of HIPAA privacy and security regulations may result in civil and criminal penalties. Further, ARRA has increased these penalties and strengthened other enforcement provisions of HIPAA, which may result in increased enforcement activity.

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

We may be liable to third parties for the content in our online library if the text, graphics, software or other content in our library violates copyright, trademark, or other intellectual property rights, our content partners violate their contractual obligations to others by providing content to our library, or the content does not conform to accepted standards of care in the healthcare profession. We attempt to minimize these types of liabilities by requiring representations and warranties relating to our content partners’ ownership of the rights to distribute as well as the accuracy of their content. We also take necessary measures to review this content ourselves. Although our agreements with our content partners in most instances contain provisions providing for indemnification by the content providers in the event of inaccurate content, our content partners may not have the financial resources to meet this obligation. Alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs, and diverting management’s attention away from our business.

Protection of certain intellectual property may be difficult and costly.

Despite our efforts to protect our intellectual proprietary rights, a third party could, without authorization, copy or otherwise misappropriate our content, information from our databases, or other intellectual property. Our agreements with employees, consultants and others who participate in development activities could be breached and result in our trade secrets becoming known, or our trade secrets and other intellectual property could be independently developed by competitors. We may not have adequate remedies for such breaches or protections against such competitor developments. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and effective intellectual property protection may not be available in those jurisdictions. We currently own several applications and registrations for trademarks and domain names in the United States and other countries as well as certain common law trademarks and service marks. The current system for registering, allocating and managing domain names has been the subject of litigation and proposed regulatory reform. Additionally, legislative proposals have been made by the federal government that would afford broad protection to owners of databases of information, such as stock quotes. This protection of databases already exists in the European Union.

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

Our business could be harmed if unauthorized parties infringe upon or misappropriate our intellectual property, proprietary systems, content, platform, services or other information. Our efforts to protect our intellectual property through copyright, trademarks and other controls may not be adequate. For instance, we may not be able to secure trademark or service mark registrations for marks in the United States or in foreign countries, or to secure patents for our proprietary products and services, and even if we are successful in obtaining patent and/or trademark registrations, these registrations may be opposed or invalidated by a third party. Our competitors may develop similar intellectual property, duplicate our products and/or services, or design around any patents or other intellectual property rights we hold. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the patents, intellectual property or other proprietary rights of third parties, which could be time consuming and costly and have an adverse effect on our business and financial condition. Intellectual property infringement claims could be made against us, especially as the number of our competitors grows. These claims, even if not meritorious, could be expensive and divert our attention from operating our company and result in a temporary inability to use the intellectual property subject to such claim. In addition, if we and/or our affiliates and customers become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and develop comparable non-infringing intellectual property, to obtain a license, or to cease providing the content or services that contain the infringing intellectual property. We may be unable to develop non-infringing intellectual property or obtain a license on commercially reasonable terms, if at all.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is located in Nashville, Tennessee. Our lease for approximately 58,000 square feet at this location expires in April 2017. The lease provides for a two-year renewal option with rates increasing during the renewal period. Rent at this location is currently approximately $58,000 per month through April 2012, $61,000 per month from May 2012 through November 2012, $70,000 per month from December 2012 through April 2013, $73,000 per month from May 2013 through April 2014, $74,000 per month from May 2014 through April 2015, and $78,000 per month from May 2015 through April 2017.

We are leasing approximately 19,000 square feet of office space in Laurel, Maryland. The lease expires in March 2014 and provides for a two-year renewal option. Rent at this location is approximately $32,000 per month.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market under the ticker symbol HSTM:

	Common Stock Price
	2011		2010
	High	Low	High	Low
First Quarter	$8.13	$6.76	$4.27	$3.47
Second Quarter	13.27	7.55	4.85	4.05
Third Quarter	14.37	10.33	5.32	4.39
Fourth Quarter	18.80	11.47	8.04	5.11

As of January 26, 2012, there were 104 registered holders and 7,021 beneficial holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Effective as of January 3, 2012, our common stock was listed on the NASDAQ Global Select Market.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings for use in the operation of our business.

See the table labeled “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in the 2012 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock since December 31, 2006, with the cumulative total return of companies on the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index over the same period (assuming the investment of $100 in our common stock, the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index on December 31, 2006 (for our stock and the indices) and reinvestment of all dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)

Among HealthStream, Inc., The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

(1)	$100 invested on 12/31/2006 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

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

Revenues may be subject to fluctuations as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report. During 2011 and 2010, we recorded a tax provision of approximately $4.3 million and $2.9 million, respectively. During 2009, 2008, and 2007 we recognized portions of our deferred tax assets through the reversal of the valuation allowance, resulting in deferred income tax benefits of approximately $9.1 million, $0.4 million, and $2.0 million, respectively. As a result of these factors, the annual results presented below are not comparable. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

	120,915	120,915	120,915	120,915	120,915
	Year Ended December 31,
	(in thousands, except per share data)
	2011	2010	2009	2008	2007

STATEMENT OF INCOME DATA:
Revenues, net	$82,066	$65,754	$57,398	$51,600	$43,949
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	31,066	24,191	21,343	19,654	16,162
Product development	7,473	6,989	6,285	5,670	4,308
Sales, marketing, general and administrative expenses	26,777	22,635	19,509	18,972	17,060
Depreciation and amortization	5,412	4,880	5,139	4,822	4,503

Total operating costs and expenses	70,728	58,695	52,276	49,118	42,033

Income from operations	11,338	7,059	5,122	2,482	1,916
Other income (expense), net	10	(21)	(15)	72	226

Income before income taxes	11,348	7,038	5,107	2,554	2,142
Income tax provision (benefit)	4,404	2,884	(8,865)	(301)	(1,945)

Net income	$6,944	$4,154	$13,972	$2,855	$4,087

Net income per share – basic	$0.31	$0.19	$0.65	$0.13	$0.19

Net income per share – diluted	$0.29	$0.18	$0.64	$0.13	$0.18

Weighted average shares of common stock outstanding – basic	22,445	21,767	21,458	21,707	21,999

Weighted average shares of common stock outstanding – diluted	23,748	22,488	21,838	22,204	22,701

	120,915	120,915	120,915	120,915	120,915
	At December 31,
	2011	2010	2009	2008	2007
	(in thousands)

BALANCE SHEET DATA:
Cash and cash equivalents	$76,904	$17,868	$12,287	$4,107	$3,599
Marketable securities – short and long term	12,548	5,703	—	—	—
Goodwill and intangible assets	23,104	23,991	24,938	25,885	26,851
Working capital (deficit)	78,631	19,524	10,714	1,148	(906)
Total assets	154,237	82,011	71,002	52,797	53,361
Deferred revenue	22,759	16,740	12,234	10,202	9,493
Long-term debt and capital leases, net of current portion	—	—	4	320	1,064
Shareholders’ equity	120,915	56,791	51,821	36,763	35,714

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

OVERVIEW

We provide Internet-based learning and research solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Our learning products are used by healthcare organizations to meet a broad range of their training, certification, and development needs, while our research products provide our customers information about patients’ experiences, workforce engagement, physician relations, and community perceptions of their services. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. Our customer base across both our learning and research business units includes over 2,600 healthcare organizations (predominately acute-care facilities) throughout all 50 states.

Revenues for the year ended December 31, 2011 were approximately $82.1 million compared to $65.8 million for the year ended December 31, 2010, an increase of 24.8%. Operating income increased by 60.6% to $11.3 million for 2011 compared to $7.1 million for 2010. Net income was approximately $6.9 million for 2011, compared to $4.2 million for 2010. Earnings per share (EPS) was $0.29 per share (diluted) for 2011 compared to $0.18 per share (diluted) for 2010. Revenues from HealthStream Learning grew by 28.6%, or $12.9 million, and revenues from HealthStream Research grew by 16.5%, or $3.4 million. We had approximately 2,749,000 contracted subscribers, of which approximately 2,572,000 were fully implemented subscribers on our Internet-based HLC platform at December 31, 2011, representing over 2,600 hospitals in the United States. During 2011, we renewed approximately 583,000 subscribers, representing a 99% renewal rate for the subscribers up for renewal, and a 106% renewal rate based on the annual contract value up for renewal. During November 2011, we raised approximately $55.1 million of cash through the issuance of approximately 3.6 million shares of common stock in an underwritten public offering. As of December 31, 2011 our cash and investment balances approximated $89.5 million, and we maintained full availability under our $20.0 million revolving credit facility.

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

We expect to continue to generate revenues by marketing our Internet-based products and our survey and research services through healthcare organizations. We expect that the portion of our revenues related to services provided via our Internet-based learning products will increase in absolute dollar amounts. Specifically, we will seek to generate revenues from healthcare workers by marketing to their employers or sponsoring organizations. The fees we charge for courseware resulting from this marketing is typically paid by either the employer or sponsoring organization.

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. The Company has significant net operating loss carryforwards (NOLs) which management believes will be available to reduce future tax expense. These NOLs may be subject to annual limitations under the Internal Revenue Code Section 382, which could result in the expiration of certain portions of the Company’s NOLs before they are fully utilized. Management periodically assesses the realizability of its deferred tax assets, and to the extent that we believe a recovery is not likely, we establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. The Company maintains a valuation allowance of approximately $1.1 million for the portion of its deferred tax assets which are related to the portion of our NOLs associated with deductions for stock option exercises.

Software Development Costs

Software development includes our costs to develop and maintain our products and applications, including our Internet-based learning products and our survey reporting applications. Once planning is completed and development begins, we capitalize internal costs and payments to third parties associated with the development efforts where the life expectancy is greater than one year and the anticipated cash flows are expected to exceed the cost of the related asset. During 2011 and 2010, we capitalized approximately $6.1 million and $2.0 million, respectively, for software development. Such amounts are included in the accompanying consolidated balance sheets under the caption “capitalized software development.” A significant portion of these capitalized costs were associated with our investment in Laerdal Medical’s AVS product, continued development of our performance management and competency assessment product, as well as additional features for our Internet-based HLC platform and SimCenterTM. We amortize capitalized software development costs over their expected life, which is generally one to five years. Capitalized software development costs are subject to a periodic impairment review in accordance with our impairment review policy.

In connection with software development, our significant estimates involve the assessment of the development period for new products, as well as the expected useful life of underlying software or product created. Once capitalized, software development costs are subject to the policies and estimates described below regarding goodwill, intangibles and other long-lived assets.

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

Allowance for Doubtful Accounts

We estimate the allowance for doubtful accounts using both a specific and non-specific identification method. Management’s evaluation includes reviewing past due accounts on a case-by case basis, and determining whether an account should be reserved, based on the facts and circumstances surrounding each potentially uncollectible account. An allowance is also maintained for accounts not specifically identified that may become uncollectible in the future. Uncollectible accounts are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is necessary based on our specific and non-specific identification approach. Our allowance for doubtful accounts totaled approximately $149,000 as of December 31, 2011.

Accrual for Service Credits

Due to the complexity of our hosted applications, variability in customer utilization patterns, changes in technology, and potential software defects, our hosted learning management applications could experience periodic downtime. In addition, we have specific contractual obligations that can result in penalties to us associated with system performance and other commitments. We maintain an accrual which is intended to provide for concessions due to customers experiencing inconveniences or operation disruption resulting from downtime or performance of our applications, or our failure to meet certain contractual obligations to customers. Our accrual for service credits totaled approximately $72,000 as of December 31, 2011.

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

As of December 31, 2011, we had a stock incentive plan which qualified as a stock based compensation plan. During the years ended December 31, 2011, 2010, and 2009, we recorded approximately $788,000, $664,000, and $661,000 of stock based compensation expense, respectively. We have historically granted stock options to our management group on an annual basis, or when new members of the management group begin their employment. We have historically granted stock options to members of our board of directors in conjunction with our annual shareholders meeting, or as new members are added on a pro rata basis based on the time elapsed since our annual shareholders’ meeting. We expect to continue providing equity based awards to our management group and our board of directors for the foreseeable future. As of December 31, 2011, total future compensation cost related to non-vested awards not yet recognized was approximately $1.7 million net of estimated forfeitures, with a weighted average expense recognition period of 2.4 years. Future compensation expense recognition for new equity based award grants will vary depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from our estimates.

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

Sales and Marketing. Sales and marketing consists primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. We host a national customer conference in Nashville known as “Summit,” a portion of the costs of which are included in sales and marketing expenses. Personnel costs within sales and marketing include our HealthStream Learning and HealthStream Research sales teams, strategic account management, consultants, and marketing personnel, as well as our account management group.

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

Other Income (Expense), Net. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to our revolving credit facility.

2011 Compared to 2010

Revenues, net. Revenues increased approximately $16.3 million, or 24.8%, to $82.1 million for 2011 from $65.8 million for 2010. Revenues for 2011 consisted of $58.1 million, or 71% of total revenue, for HealthStream Learning and $24.0 million, or 29% of total revenue, for HealthStream Research. In 2010, revenues consisted of $45.2 million, or 69% of total revenue, for HealthStream Learning and $20.6 million, or 31% of total revenue, for HealthStream Research.

Revenues for HealthStream Learning increased $12.9 million, or 28.6%, over 2010. Revenues from our Internet-based subscription learning products increased by $12.1 million, or 28.4% over the prior year due to a higher number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased by 14% during 2011 to 2,572,000 fully-implemented subscribers at the end of 2011 compared to 2,250,000 fully-implemented subscribers at the end of 2010. Additionally, we had a 12% increase in contracted subscribers, with 2,749,000 contracted subscribers at December 31, 2011 compared to 2,450,000 contracted subscribers at December 31, 2010. Revenues from SimVentures, our collaborative arrangement with Laerdal Medical, were $824,000 during 2011, while there were no revenues during 2010.

Revenues for HealthStream Research increased $3.4 million, or 16.5%, over 2010. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $3.4 million, or 23.2%, over the prior year. Revenues from other surveys, which are conducted on annual or bi-annual cycles, increased modestly over the prior year.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $6.9 million, or 28.4%, to $31.1 million for 2011 from $24.2 million for 2010. Cost of revenues as a percentage of revenues was 37.9% of revenues for 2011 compared to 36.8% of revenues for 2010. Cost of revenues for HealthStream Learning increased approximately $5.3 million to $18.8 million and approximated 32.4% and 30.0% of revenues for HealthStream Learning for 2011 and 2010, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and from additional personnel expenses. Cost of revenues for HealthStream Research increased approximately $1.6 million to $12.2 million and approximated 51.0% and 51.8% of revenues for HealthStream Research for 2011 and 2010, respectively. The increase in amount is primarily the result of costs associated with the growth in patient survey volume over the prior year.

Product Development. Product development expenses increased approximately $484,000, or 6.9%, to $7.5 million for 2011 from $7.0 million for 2010. Product development expenses as a percentage of revenues were 9.1% and 10.6% of revenues for 2011 and 2010, respectively.

Product development expenses for HealthStream Learning increased approximately $423,000 and approximated 10.2% and 12.1% of revenues for HealthStream Learning for 2011 and 2010, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year, while the increase in amount is due to additional personnel expenses associated with platform maintenance and new product development initiatives, including SimVentures. Product development expenses for HealthStream Research increased approximately $61,000 and approximated 6.5% and 7.3% of revenues for HealthStream Research for 2011 and 2010, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year, while the increase in amount is due to additional personnel costs.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $2.9 million, or 22.7%, to $16.0 million for 2011 from $13.1 million for 2010. Approximately $627,000 of the increase resulted from the Summit, which occurred during the second quarter of 2011, but did not occur during 2010. Sales and marketing expenses approximated 19.5% and 19.9% of revenues for 2011 and 2010, respectively.

Sales and marketing expenses for HealthStream Learning increased $2.6 million and approximated 18.7% and 18.4% of revenues for HealthStream Learning for 2011 and 2010, respectively. This expense increase is primarily due to the Summit, additional personnel and related expenses, increased marketing spending, and increased commissions associated with better sales performance compared to the prior year. Sales and marketing expenses for HealthStream Research increased approximately $361,000, and approximated 19.7% and 21.2% of revenues for HealthStream Research for 2011 and 2010, respectively. The expense increase in amount for HealthStream Research resulted from the Summit and additional personnel and related expenses.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.2 million, or 12.3%, to $10.8 million for 2011 from $9.6 million for 2010. Other general and administrative expenses as a percentage of revenues approximated 13.1% and 14.6% for 2011 and 2010, respectively.

Other general and administrative expenses for HealthStream Learning increased $251,000 over the prior year, primarily associated with increased rent expense and recruiting costs for new employees, while other general and administrative expenses for HealthStream Research decreased by $192,000 from the prior year due to lower personnel costs. The unallocated corporate portion of other general and administrative expenses increased $1.1 million over the prior year, primarily associated with software maintenance renewal fees, personnel expenses, professional fees, stock based compensation expense and rent expense.

Depreciation and Amortization. Depreciation and amortization increased approximately $532,000, or 10.9%, to $5.4 million for 2011 from $4.9 million for 2010. Amortization for HealthStream Learning increased $467,000, or 24.6%, and approximated 4.1% and 4.2% of revenues for HealthStream Learning for 2011 and 2010, respectively. This expense increase was primarily associated with amortization of capitalized software development, and included amortization of the AVS product acquired from Laerdal Medical. Amortization for HealthStream Research decreased $58,000, or 4.6%, due to certain intangible assets reaching the end of their expected life, and approximated 5.0% and 6.1% of revenues for HealthStream Research for 2011 and 2010, respectively. The unallocated corporate portion increased approximately $122,000 and was primarily associated with increased depreciation from the expansion of our Nashville, Tennessee office space.

Other Income (Expense), Net. Other income, net was approximately $10,000 for 2011 compared to a net expense of $21,000 for 2010. The improvement over the prior year was associated with higher interest income resulting from both higher invested balances and higher yields on cash and marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $4.4 million for 2011 compared to $2.9 million for 2010. The Company’s effective tax rate was 38.8% for 2011 compared to 41.0% for 2010. Actual tax payments will be substantially less than our income tax provision until we utilize our federal and state net operating loss carryforwards of approximately $14.5 million and $12.6 million, respectively, to offset taxable income.

Net Income. Net income increased approximately $2.8 million, or 67.2%, to $6.9 million for 2011 from $4.2 million for 2010. EPS was $0.29 per share (diluted) for 2011, compared to $0.18 per share (diluted) for 2010.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock-based compensation, and depreciation and amortization) improved by 39.2% to approximately $17.5 million for 2011 compared to $12.6 million for 2010. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for our reconciliation of this calculation to measures under US GAAP.

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

Revenues for HealthStream Learning increased approximately $7.0 million, or 18.4%, over 2009. Revenues from our Internet-based subscription learning products increased by $8.7 million, or 25.4% over 2009 due to a higher number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased by 14% during 2010 to 2,250,000 fully-implemented subscribers at the end of 2010 compared to 1,974,000 fully-implemented subscribers at the end of 2009. Additionally, we had an 18% increase in contracted subscribers, with 2,450,000 contracted subscribers at December 31, 2010 compared to 2,073,000 contracted subscribers at December 31, 2009. Revenues associated with implementation, development, and consulting services decreased $1.2 million from 2009 levels, and were impacted primarily by fewer engagements. Additionally, revenues from live events, study guides, and other project-based activities collectively declined $489,000 from the 2009 levels due to a de-emphasis on providing these services.

Revenues for HealthStream Research increased $1.3 million, or 7.0%, over 2009. Revenues from recurring patient surveys increased by $1.6 million, or 12.7%, over 2009, primarily due to sales growth with new customers. Revenues from surveys conducted on annual or bi-annual cycles—namely employee, physician, and community surveys—decreased by $299,000, primarily due to fewer projects, as well as changes in the timing and size of the projects.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $2.9 million, or 13.3%, to $24.2 million for 2010 from $21.3 million for 2009. Cost of revenues as a percentage of revenues was 36.8% of revenues for 2010 compared to 37.2% of revenues for 2009. Cost of revenues for HealthStream Learning increased approximately $1.6 million to $13.5 million and approximated 30.0% and 31.3% of revenues for HealthStream Learning for 2010 and 2009, respectively. The overall expense increase was primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, but was partially offset by expense decreases associated with the decline in implementation, development, and consulting service revenues. The decline as a percentage of revenue was attributable to the growth in subscription based revenues over 2009. Cost of revenues for HealthStream Research increased approximately $1.3 million to $10.7 million and approximated 51.8% and 48.8% of revenues for HealthStream Research for 2010 and 2009, respectively. The increase in cost of revenues for HealthStream Research was primarily the result of costs associated with the growth in patient survey volume over 2009 levels. Additional costs were also incurred by our interview center operation during the second quarter of 2010 to complete projects on schedule in light of unprecedented snow storms experienced in the Baltimore area.

Product Development. Product development expenses increased approximately $704,000, or 11.2%, to $7.0 million for 2010 from $6.3 million for 2009. Product development expenses as a percentage of revenues were 10.6% and 11.0% of revenues for 2010 and 2009, respectively.

Product development expenses for HealthStream Learning increased approximately $253,000 and approximated 12.1% and 13.7% of revenues for HealthStream Learning for 2010 and 2009, respectively. The decrease as a percentage of revenue was the result of the growth in revenues over the prior year, while the expense increase is the result of personnel expenses associated with SimVentures. Product development expenses for HealthStream Research increased approximately $451,000 and approximated 7.3% and 5.5% of revenues for HealthStream Research for 2010 and 2009, respectively. This increase was primarily due to additional personnel associated with developing and supporting our survey reporting platform, Insights Online.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $2.2 million, or 19.4%, to $13.1 million for 2010 from $10.9 million for 2009. Sales and marketing expenses approximated 19.9% and 19.0% of revenues for 2010 and 2009, respectively.

Sales and marketing expenses for HealthStream Learning increased $992,000 and approximated 18.4% and 19.2% of revenues for HealthStream Learning for 2010 and 2009, respectively. The expense increase was primarily associated with increased commissions due to better sales performance compared to the prior year. Sales and marketing expenses for HealthStream Research increased approximately $1.0 million and approximated 21.2% and 17.3% of revenues for HealthStream Research for 2010 and 2009, respectively. The expense increase for HealthStream Research resulted from additional sales personnel and commissions. The additional sales personnel were hired during the second half of 2009. These expense increases also impacted the increase as a percentage of revenues for HealthStream Research.

Other General and Administrative. Other general and administrative expenses increased approximately $1.0 million, or 11.7% to $9.6 million for 2010 from $8.6 million for 2009. Other general and administrative expenses as a percentage of revenues approximated 14.6% and 14.9% for 2010 and 2009, respectively.

Other general and administrative expenses for HealthStream Learning increased $82,000 compared to 2009. Other general and administrative expenses for HealthStream Research decreased $39,000 compared to 2009. The unallocated corporate portion of other general and administrative expenses increased $961,000 over 2009, primarily associated with contract labor, software maintenance renewal fees, professional fees, rent expense, and other expenses.

Depreciation and Amortization. Depreciation and amortization decreased approximately $259,000, or 5.1%, to $4.9 million for 2010 from $5.1 million for 2009. The decrease resulted from lower depreciation expense associated with certain assets reaching the end of their useful lives, and was partially offset by increased amortization of capitalized software features over 2009. Amortization for HealthStream Learning increased $64,000, or 3.5%, and approximated 4.2% and 4.8% of revenues for HealthStream Learning for 2010 and 2009, respectively. This expense increase was primarily associated with amortization of capitalized software development. Amortization for HealthStream Research increased $270,000, or 27.4%, and approximated 6.1% and 5.1% of revenues for HealthStream Research for 2010 and 2009, respectively. This expense increase resulted from the amortization of capitalized software feature enhancements. The unallocated corporate portion decreased approximately $593,000 associated with certain assets reaching the end of their depreciable lives.

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

Net Income. Net income was approximately $4.2 million for 2010, compared to $14.0 million for 2009. EPS was $0.18 per share (diluted) for 2010 compared to $0.64 per share (diluted) for 2009. Net income for 2010 includes an income tax provision of $2.9 million, or $0.13 per diluted share, while net income for 2009 included an income tax benefit of $8.9 million, or $0.41 per diluted share.

Adjusted EBITDA was approximately $12.6 million for the year ended December 31, 2010, compared to $10.9 million for the year ended December 31, 2009. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for our reconciliation of this calculation to measures under US GAAP.

Reconciliation of Non-GAAP Financial Measures

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

Income before interest, taxes, stock-based compensation, depreciation and amortization, or adjusted EBITDA, for the three years ended December 31, 2011 is as follows (in thousands):

	2011	2010	2009
Net income	$6,944	$4,154	$13,972
Interest income	(51)	(19)	(23)
Interest expense	48	41	41
Income tax provision (benefit)	4,404	2,884	(8,865)
Stock-based compensation expense	788	664	661
Depreciation and amortization	5,412	4,880	5,139

Income before interest, income taxes, share-based compensation, depreciation and amortization	$17,545	$12,604	$10,925

FINANCIAL OUTLOOK FOR 2012

The Company provides projections and other forward-looking information in this “Financial Outlook for 2012” section within MD&A. This section contains many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction in Part I of this Annual Report on Form 10-K above. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Item 1A, Risk Factors.

The Company anticipates that consolidated revenues for the full year 2012 will grow by 21 percent to 25 percent when compared to the full year 2011. We anticipate revenue growth in the Learning segment to be in the 28 percent to 32 percent range and the Research segment’s revenue to increase by approximately six percent to nine percent.

We expect that operating income will increase between 20 percent and 26 percent for the full year of 2012 versus our 2011 results.

We believe that equivalent shares for purposes of calculating diluted earnings per share will be between 27.4 million and 27.6 million as a result of our follow-on offering in November 2011. We anticipate that our effective book income tax rate will be between 39 percent and 40 percent. Actual tax payments will be substantially less than our income tax provision as we continue to utilize our federal and state net operating loss carryforwards of approximately $14.5 million and $12.6 million, respectively, to offset taxable income.

We expect that capital expenditures, including hardware, software, capitalized software development and additional office space will range between $8.0 and $9.0 million during the full year of 2012.

SELECTED QUARTERLY OPERATING RESULTS

The following tables set forth selected statements of income data for each of the eight quarters in the period ended December 31, 2011 both in absolute dollars and as a percentage of total revenues. The information for each quarter has been prepared on the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.

Factors Affecting Quarterly Operating Results

Revenues from our subscription products are recognized ratably over the subscription term. Survey and research revenues are impacted by seasonal factors resulting from the volume, timing, and frequency of survey cycles.

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$18,506	$21,051	$20,618	$21,891
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	7,070	7,638	7,915	8,443
Product development	1,786	1,911	1,946	1,829
Sales and marketing	3,508	4,356	3,810	4,343
Other general and administrative expenses	2,542	2,684	2,782	2,751
Depreciation and amortization	1,043	1,355	1,470	1,544

Total operating costs and expenses	15,949	17,945	17,924	18,910
Income from operations	2,557	3,106	2,694	2,981
Other income (expense), net	20	(4)	(8)	2

Income before income taxes	2,577	3,102	2,686	2,983
Income tax provision	1,051	1,271	890	1,191

Net income	$1,526	$1,830	$1,796	$1,792

Net income per share (1):
Basic	$0.07	$0.08	$0.08	$0.08

Diluted	$0.07	$0.08	$0.08	$0.07

Weighted average shares of common stock outstanding:
Basic	21,837	22,002	22,164	23,776

Diluted	22,969	23,350	23,496	25,176

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$14,837	$16,660	$16,616	$17,640
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	5,462	5,906	6,274	6,548
Product development	1,526	1,723	1,750	1,990
Sales and marketing	2,961	3,050	3,358	3,685
Other general and administrative expenses	2,086	2,398	2,401	2,696
Depreciation and amortization	1,390	1,236	1,143	1,111

Total operating costs and expenses	13,425	14,313	14,926	16,030
Income from operations	1,412	2,347	1,690	1,610
Other expense, net	(8)	(4)	(5)	(2)

Income before income taxes	1,404	2,343	1,685	1,608
Income tax provision	597	995	889	404

Net income	$807	$1,348	$796	$1,204

Net income per share (1):
Basic	$0.04	$0.06	$0.04	$0.06

Diluted	$0.04	$0.06	$0.04	$0.05

Weighted average shares of common stock outstanding:
Basic	21,676	21,796	21,807	21,790

Diluted	22,130	22,433	22,511	22,878

(1) – Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the full year.

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(% of Revenues)
STATEMENT OF INCOME DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	38.2	36.3	38.4	38.6
Product development	9.7	9.1	9.4	8.4
Sales and marketing	19.0	20.7	18.5	19.8
Other general and administrative expenses	13.7	12.8	13.5	12.6
Depreciation and amortization	5.6	6.4	7.1	7.1

Total operating costs and expenses	86.2	85.2	86.9	86.4
Income from operations	13.8	14.8	13.1	13.6
Other income (expense), net	0.1	(0.1)	(0.1)	0.0

Income before income taxes	13.9	14.7	13.0	13.6
Income tax provision	5.7	6.0	4.3	5.4

Net income	8.2	8.7	8.7	8.2

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(% of Revenues)
STATEMENT OF INCOME DATA:
Revenues	100.0	100.0	100.0	100.0
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	36.8	35.5	37.8	37.1
Product development	10.3	10.3	10.5	11.3
Sales and marketing	20.0	18.3	20.2	20.9
Other general and administrative expenses	14.1	14.4	14.5	15.3
Depreciation and amortization	9.4	7.4	6.9	6.3

Total operating costs and expenses	90.6	85.9	89.9	90.9
Income from operations	9.4	14.1	10.1	9.1
Other expense, net	0.0	0.0	0.0	0.0

Income before income taxes	9.4	14.1	10.1	9.1
Income tax provision	4.0	6.0	5.3	2.3

Net income	5.4	8.1	4.8	6.8

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $19.8 million during 2011 compared to $16.1 million during 2010. Our primary sources of cash were generated from receipts from the sales of our products and services. The number of days sales outstanding (DSO) was 60 days for 2011 compared to 57 days for 2010. The increase in DSO resulted from slower payments from customers. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The primary uses of cash to fund our operations include personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $17.1 million during 2011 and $10.4 million during 2010. During 2011, the Company purchased $17.3 million of marketable securities, spent $6.1 million for capitalized software development, and purchased $4.1 million of property and equipment. Approximately $2.0 million of the property and equipment purchases during 2011 were associated with the expansion of our Nashville, Tennessee office space, while the remainder is associated with hardware and software to support our business operations. Approximately $3.5 million of the capitalized software development spending related to the acquisition of a 50 percent ownership stake in Laerdal Medical’s AVS product. These uses of cash were partially offset by maturities and sales of marketable securities of $10.4 million. During 2010, the Company spent $2.0 million for capitalized software development, purchased $2.6 million of property and equipment, and purchased $5.7 million of marketable securities.

Cash provided by financing activities was approximately $56.4 million during 2011, while $159,000 was used for financing activities during 2010. The primary sources of cash from financing activities for 2011 included proceeds of approximately $55.1 million from the issuance of 3.6 million shares of our common stock in an underwritten public offering and $1.2 million from the exercise of employee stock options. The primary source of cash during 2010 resulted from the exercise of employee stock options. The primary uses of cash for 2011 related to payments under capital lease obligations, and for 2010 related to repurchases of common stock and payments under a promissory note and capital lease obligations.

Revenues increased and operating income improved over the prior year, and our balance sheet reflects positive working capital of $78.6 million at December 31, 2011 compared to $19.5 million at December 31, 2010. The increase in working capital primarily resulted from increases in cash and investment balances, including $55.1 million of cash received from the issuance of our common stock in an underwritten public offering. At December 31, 2011, the Company’s primary source of liquidity was $89.5 million of cash and cash equivalents and marketable securities. The Company also has a $20.0 million revolving credit facility loan agreement, all of which was available at December 31, 2011.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Over the past seven years, we have utilized our federal and state net operating loss carryforwards to offset taxable income. We anticipate our remaining net operating loss carryforwards could become fully utilized within the next 24 months. Our actual tax payments may increase significantly once the net operating loss carryforwards are fully utilized. As part of our growth strategy, we review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. The issuance of our stock as consideration for an acquisition could have a dilutive effect on earnings per share and could adversely affect our stock price. Because we have no material debt or outstanding borrowings under our revolving credit facility, our balance sheet is unleveraged. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. As of December 31, 2011, we believe we were in compliance with all covenants. The credit markets have been experiencing extreme volatility and disruption, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements primarily consist of operating leases, contractual obligations, and our revolving credit facility, which is described further in Note 13 to the Company’s consolidated financial statements contained elsewhere in this report.

The following table presents a summary of future anticipated payments due by the Company under contractual obligations with firm minimum commitments as of December 31, 2011, excluding amounts already recorded in the Consolidated Balance Sheets (in thousands):

	Payments due by period
	Less than 1			More than 5
	year	1-3 years	3-5 years	years	Total
Operating leases	$1,377	$2,289	$1,868	$312	$5,846
Purchase obligations	278	845	—	—	1,123

Total	$1,655	$3,134	$1,868	$312	$6,969

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update will require entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. We do not expect the provisions of ASU 2011-05 to have a material impact on our consolidated financial statements.

In August 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other, which amends ASC Topic 350, Intangibles — Goodwill and Other. The purpose of ASU 2011-08 is to simplify how an entity tests goodwill for impairment. Entities will assess qualitative factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. In instances where the fair value is determined to be less than the carrying value, entities will perform the two-step quantitative goodwill impairment test. We do not expect the provisions of ASU 2011-08 to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2011, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $89.5 million at December 31, 2011. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $7,000.

The Company’s investment policy and strategy is focused on investing in highly rated securities, with the objective of minimizing the potential risk of principal loss. The Company’s policy limits the amount of credit exposure to any single issuer and sets limits on the average portfolio maturity.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

HealthStream, Inc.

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HealthStream, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

HealthStream, Inc.

We have audited HealthStream, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HealthStream, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, HealthStream, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of HealthStream, Inc. and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 28, 2012

HEALTHSTREAM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$76,904	$17,868
Marketable securities – short-term	6,552	5,703
Accounts receivable, net of allowance for doubtful accounts of $149 and $157 at December 31, 2011 and 2010, respectively	16,014	11,069
Accounts receivable - unbilled	1,316	1,314
Deferred tax assets, current	5,080	3,437
Prepaid royalties, net of amortization	3,409	3,145
Other prepaid expenses and other current assets	1,804	1,735

Total current assets	111,079	44,271
Property and equipment:
Equipment	16,362	14,348
Leasehold improvements	4,170	2,738
Furniture and fixtures	2,545	2,027

	23,077	19,113
Less accumulated depreciation and amortization	(16,990)	(15,288)

	6,087	3,825

Marketable securities – long-term	5,996	—
Capitalized software development, net of accumulated amortization of $8,344 and $5,887 at December 31, 2011 and 2010, respectively	7,940	4,333
Goodwill	21,147	21,147
Intangible assets, net of accumulated amortization of $8,930 and $8,043 at December 31, 2011 and 2010, respectively	1,957	2,844
Deferred tax assets, noncurrent	—	5,347
Other assets	31	244

Total assets	$154,237	$82,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,585	$2,375
Accrued liabilities	5,492	4,125
Accrued compensation and related expenses	1,612	1,506
Deferred revenue	22,759	16,740

Total current liabilities	32,448	24,746

Deferred tax liabilities, noncurrent	323	—
Other long term liabilities	551	474
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 25,896 and 21,805 shares issued and outstanding at December 31, 2011 and 2010, respectively	154,409	97,227
Accumulated deficit	(33,487)	(40,431)
Accumulated other comprehensive loss	(7)	(5)

Total shareholders’ equity	120,915	56,791

Total liabilities and shareholders’ equity	$154,237	$82,011

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended December 31,
	2011	2010	2009

Revenues, net	$82,066	$65,754	$57,398
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	31,066	24,191	21,343
Product development	7,473	6,989	6,285
Sales and marketing	16,017	13,054	10,930
Other general and administrative expenses	10,760	9,581	8,579
Depreciation and amortization	5,412	4,880	5,139

Total operating costs and expenses	70,728	58,695	52,276

Income from operations	11,338	7,059	5,122

Other income (expense):
Interest and other income	58	20	25
Interest and other expense	(48)	(41)	(40)

Total other income (expense), net	10	(21)	(15)

Income before income tax provision	11,348	7,038	5,107
Income tax provision (benefit)	4,404	2,884	(8,865)

Net income	$6,944	$4,154	$13,972

Net income per share:
Basic	$0.31	$0.19	$0.65

Diluted	$0.29	$0.18	$0.64

Weighted average shares of common stock outstanding:
Basic	22,445	21,767	21,458

Diluted	23,748	22,488	21,838

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit	(Loss)	Equity
Balance at December 31, 2008	21,382	$95,321	$(58,558)	$—	$36,763
Net income	—	—	13,972	—	13,972
Stock based compensation	—	661	—	—	661
Exercise of stock options	241	425	—	—	425

Balance at December 31, 2009	21,623	96,407	(44,586)	—	51,821
Net income	—	—	4,154	—	4,154
Unrealized loss on marketable securities	—	—	—	(5)	(5)

Comprehensive income	—	—	—	—	4,149
Stock based compensation	—	664	—	—	664
Exercise of stock options	260	536	—	—	536
Repurchase of common stock	(78)	(379)	—	—	(379)

Balance at December 31, 2010	21,805	97,227	(40,431)	(5)	56,791
Net income	—	—	6,944	—	6,944
Unrealized loss on marketable securities	—	—	—	(2)	(2)

Comprehensive income	—	—	—	—	6,942
Stock based compensation	—	788	—	—	788
Tax benefits from equity awards	—	21	—	—	21
Exercise of stock options	503	1,242	—	—	1,242
Issuance of common stock	3,588	55,131	—	—	55,131

Balance at December 31, 2011	25,896	$154,409	$(33,487)	$(7)	$120,915

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$6,944	$4,154	$13,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,412	4,880	5,139
Deferred income taxes	4,048	2,674	(9,092)
Stock based compensation expense	788	664	661
Excess tax benefits from equity awards	(21)	—	—
Provision for doubtful accounts	50	65	150
Changes in assets and liabilities:
Accounts and unbilled receivables	(4,997)	(1,232)	(1,393)
Prepaid royalties	(263)	(1,061)	(1,089)
Other prepaid expenses and other current assets	(283)	(570)	(196)
Other assets	295	188	135
Accounts payable	211	822	165
Accrued liabilities, accrued compensation and related expenses, and other long-term liabilities	1,553	1,026	1,085
Deferred revenue	6,018	4,507	2,032

Net cash provided by operating activities	19,755	16,117	11,569

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	2,221	—	—
Proceeds from maturities of marketable securities	8,135	—	—
Purchases of marketable securities	(17,284)	(5,710)	—
Payments associated with capitalized software development	(6,065)	(2,044)	(1,283)
Purchases of property and equipment	(4,115)	(2,623)	(1,787)

Net cash used in investing activities	(17,108)	(10,377)	(3,070)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	55,131	—	—
Proceeds from exercise of stock options	1,242	536	425
Excess tax benefits from equity awards	21	—	—
Repurchase of common stock	—	(379)	—
Payments on capital lease obligations and note payable	(5)	(316)	(744)

Net cash provided by (used in) financing activities	56,389	(159)	(319)

Net increase in cash and cash equivalents	59,036	5,581	8,180
Cash and cash equivalents at beginning of period	17,868	12,287	4,107

Cash and cash equivalents at end of period	$76,904	$17,868	$12,287

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$35	$41	$44

Income taxes paid	$387	$368	$146

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of content rights in exchange for future services	$—	$—	$665

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity and Segments

HealthStream, Inc. (the “Company”) was incorporated in 1990 as a Tennessee corporation and is headquartered in Nashville, Tennessee. We operate our business in two segments: HealthStream Learning and HealthStream Research. Our HealthStream Learning products consist of Internet-based services and solutions to meet the ongoing training, certification, and development needs of the healthcare community. These solutions provide, deliver and track computer based education for our customers in the United States through our software-as-a-service (SaaS) model. HealthStream Research products offer healthcare organizations a wide range of quality and satisfaction surveys, analyses of survey results, and other research-based services.

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

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash Equivalents and Marketable Securities

The Company considers cash equivalents to be unrestricted, highly liquid investments with initial maturities of less than three months.

Marketable securities are classified as available for sale and are stated at fair market value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss) on the accompanying consolidated balance sheets. Realized gains and losses and declines in market value judged to be other than temporary on investments in marketable securities are included in interest and other income on the accompanying consolidated statements of income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest and other income on the accompanying consolidated statements of income. Premiums and discounts are amortized over the life of the related available for sale security as an adjustment to yield using the effective interest method.

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

Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense for the years ended December 31, were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Allowance Balance at End of Period
2011	$157	$50	$58	$149
2010	$141	$65	$49	$157
2009	$107	$150	$116	$141

Capitalized Software Development

Capitalized software development is stated on the basis of cost, and is presented net of accumulated amortization. The Company capitalizes costs incurred during the software development phase for projects when such costs are material. These assets are amortized using the straight-line method, generally ranging between one to five years. The Company capitalized approximately $6.1 million and $2.0 million during 2011 and 2010, respectively. Maintenance and operating costs are expensed as incurred. As of December 31, 2011 and 2010, there were no capitalized internal development costs for computer software developed for resale.

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives, except for assets under capital leases and leasehold improvements, which are amortized over the shorter of the estimated useful life or their respective lease term. Depreciation and amortization of property and equipment totaled $1.9 million and $1.7 million for the years ended December 31, 2011 and 2010, respectively.

Years
Furniture and fixtures	5-10
Equipment	3-5

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair value of net tangible assets acquired. The Company measures goodwill for impairment at the reporting unit level using both income and market based models to determine the fair value of the reporting units. The Company will perform its goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, or at least annually during the fourth quarter.

As of December 31, 2011 intangible assets with remaining unamortized balances include contract rights and customer relationships. These intangible assets are considered to have definite useful lives and are being amortized on a straight line basis. The weighted average amortization period for definite lived intangible assets as of December 31, 2011 is 8.0 years. Intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable. There were no impairments identified or recorded for the years ended December 31, 2011, 2010, or 2009.

Long-Lived Assets

Long-lived assets to be held for use are reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate that an impairment of long-lived assets held for use are present. The Company measures any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates whether the carrying value of long-lived assets, including property and equipment, capitalized software development, other assets and intangible assets will be recoverable. There were no impairments identified or recorded for the years ended December 31, 2011, 2010, or 2009.

Other Assets

Other assets are comprised of the long-term portion of content development fees and other assets of a long-term nature.

Income Taxes

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of December 31, 2011, the Company has established a valuation allowance of $1.1 million for the portion of its net deferred tax assets that are not more likely than not expected to be realized.

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

Accrual for Service Credits

The Company maintains an accrual for service credits that may occur from our Internet-based learning products. The accrual is estimated using management’s judgment and analysis of potential risk of loss associated with downtime, system performance, or other contractual obligations associated with our hosted applications. At December 31, 2011, and 2010, the accrual for service credits balance was approximately $72,000 and $194,000, respectively, and is included on the accompanying consolidated balance sheets under the caption “accrued liabilities.”

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Long Term Liabilities

Other long term liabilities represent the deferred rent liability associated with an operating lease for office space in Nashville, Tennessee.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2011, 2010, and 2009 was approximately $251,000, $130,000, and $137,000, respectively.

Shipping and Handling Costs

Shipping and handling costs that are associated with our products and services are included in cost of revenues.

Net Income Per Share

Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income per share to the extent these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on diluted net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2011, 2010, and 2009.

Concentrations of Credit Risk and Significant Customers

The Company places its temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits.

The Company sells its products and services to various companies in the healthcare industry that are located in the United States. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from customers. The Company did not have any single customer representing over 10% of net revenues during 2011, 2010, or 2009.

Stock Based Compensation

As of December 31, 2011, the Company maintains a stock based compensation plan, which is described in Note 11. The Company accounts for stock based compensation using the fair-value based method for costs related to share-based payments, including stock options. The Company uses the Black Scholes option pricing model for calculating the fair value of awards issued under its stock based compensation plan. Stock based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period. The Company recognizes tax benefits from stock based compensation if an excess tax benefit is realized. Excess tax benefits are recorded as an increase to common stock when realized.

Financial Instruments

The Company has financial instruments, including cash and cash equivalents, accounts receivable, accounts receivable-unbilled, accounts payable, accrued liabilities, and deferred revenue. The carrying amounts of these financial instruments approximate fair value because of the short term maturity or short term nature of such instruments. Marketable securities approximate fair value based on quoted market prices, see Note 5.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Newly Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update will require entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. We do not expect the provisions of ASU 2011-05 to have a material impact on our consolidated financial statements.

In August 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other, which amends ASC Topic 350, Intangibles — Goodwill and Other. The purpose of ASU 2011-08 is to simplify how an entity tests goodwill for impairment. Entities will assess qualitative factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. In instances where the fair value is determined to be less than the carrying value, entities will perform the two-step quantitative goodwill impairment test. We do not expect the provisions of ASU 2011-08 to have a material impact on our consolidated financial statements.

2. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of December 31, 2011 and 2010 was approximately 25.9 million and 21.8 million, respectively. During 2011, the Company issued approximately 3.6 million shares of common stock in connection with an underwritten public offering, raising approximately $55.1 million of cash. During 2010, the Company purchased approximately 78,000 shares of common stock at an average price of $4.88 per share.

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

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ended December 31, 2011 (in thousands, except per share amounts):

	2011	2010	2009
Numerator:
Net income	$6,944	$4,154	$13,972

Denominator:
Weighted-average shares outstanding	22,445	21,767	21,458
Effect of dilutive shares	1,303	721	380

Weighted-average diluted shares	23,748	22,488	21,838

Basic earnings per share	$0.31	$0.19	$0.65

Diluted earnings per share	$0.29	$0.18	$0.64

Potentially dilutive shares representing approximately 0.2 million, 0.4 million, and 1.5 million shares of common stock for 2011, 2010, and 2009, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. MARKETABLE SECURITIES

At December 31, 2011 and 2010, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	000,000	000,000	000,000	000,000
	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$2,504	$—	$—	$2,504
Corporate debt securities	2,038	—	(1)	2,037
U.S. government securities	8,013	—	(6)	8,007

	$12,555	$—	$(7)	$12,548

	000,000	000,000	000,000	000,000
	December 31, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$3,201	$—	$(2)	$3,198
Municipal debt securities	2,508	—	(3)	2,505

	$5,709	$—	$(5)	$5,703

The maturities of the above debt securities at December 31, 2011 are as follows (in thousands):

Mature within one year	$4,048
Mature after one year but before two years	5,996

Total	$10,044

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

Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions.

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010 were as follows (in thousands):

	000,000	000,000	000,000
	December 31, 2011
	Level 1	Level 2	Level 3
Available for sale securities	$2,504	$10,044	$—

	000,000	000,000	000,000
	December 31, 2010
	Level 1	Level 2	Level 3
Available for sale securities	$—	$5,703	$—

At December 31, 2011, the fair value measurement amounts for assets consisted of marketable securities which are classified as available for sale. The carrying amounts reported in the consolidated balance sheets approximate the fair value of the Company’s marketable securities based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. To be consistent with the current presentation, we reclassified $5.7 million of marketable securities previously reported as Level 1 assets as of December 31, 2010 to Level 2. We determined these assets should be classified as Level 2 because the investments are in fixed income securities. At December 31, 2011 and 2010, the Company did not have any financial liabilities that were subject to fair value measurements.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL

Goodwill is tested for impairment at least annually using a fair value method, consisting of both income and market based models. The technique used to determine the fair value of our reporting units is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge, which could adversely impact our operating results for the period in which such a determination is made. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists. During the annual impairment evaluation in the fourth quarter of 2011 and 2010, the results of our goodwill impairment analysis indicated the fair value of our reporting units exceeded their carrying values. Therefore no impairment existed at December 31, 2011 and 2010.

Goodwill for HealthStream Learning totaled approximately $3.3 million at December 31, 2011 and 2010, and goodwill for HealthStream Research totaled approximately $17.8 million at December 31, 2011 and 2010. There were no changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2010. On January 1, 2002, upon the adoption of FASB guidance for goodwill and other intangible assets, the Company recorded a $5.0 million goodwill impairment charge for HealthStream Learning.

7. INTANGIBLE ASSETS

All intangible assets are considered to have finite useful lives. Customer related intangibles are being amortized over their estimated useful lives of eight years. Amortization of intangible assets was approximately $887,000, $947,000, and $947,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

Identifiable intangible assets are comprised of the following (in thousands):

	As of December 31, 2011			As of December 31, 2010
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer related	$9,915	$(7,958)	$1,957	$9,915	$(7,086)	$2,829
Other	972	(972)	—	972	(957)	15

Total	$10,887	$(8,930)	$1,957	$10,887	$(8,043)	$2,844

The expected annual amortization expense for the years ending December 31, is as follows (in thousands):

2012	$872
2013	549
2014	447
2015	89

Total	$1,957

8. COLLABORATIVE ARRANGEMENT

On June 23, 2010, the Company announced the formation of SimVenturesTM, a collaborative arrangement between HealthStream and Laerdal Medical A/S (Laerdal Medical). The Company receives 50 percent of the profits or losses generated from this collaborative arrangement. The parties did not form a separate legal entity as part of the collaborative arrangement; therefore, the Company accounts for SimVentures as a collaborative arrangement in accordance with applicable accounting guidance. During the first quarter of 2011, the Company acquired a 50 percent ownership interest in Laerdal Medical’s Advanced Video System (AVS) product for $3.5 million in cash. AVS is a product that enables users of advanced patient simulators to easily capture video, audio, data logs, and “patient” responses. The AVS product is now jointly owned through SimVentures. During the second quarter of 2011, SimVentures launched SimStore®, one of the components of SimCenter® that offers healthcare providers an opportunity to sample and purchase simulation scenarios to use in their simulation training activities. For the year ended December 31, 2011, the Company recorded approximately $0.8 million of revenues and $1.3 million of expenses related to the collaborative arrangement. The Company also recorded approximately $4.3 million of capitalized software development for SimVentures during 2011, comprised of the $3.5 million paid for the AVS product and $0.8 million associated with SimStore® and SimManager.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BUSINESS SEGMENTS

The Company provides services to healthcare organizations and other members within the healthcare industry. These services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research).

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	000,000	000,000	000,000	000,000
	Year ended December 31, 2011
	Learning	Research	Unallocated	Consolidated
Revenues, net	$58,078	$23,988	$—	$82,066
Cost of revenues (excluding depreciation and amortization)	18,842	12,224	—	31,066
Product development	5,907	1,566	—	7,473
Sales and marketing	10,871	4,733	413	16,017
Other general and administrative	2,116	1,632	7,012	10,760
Depreciation and amortization	2,364	1,194	1,854	5,412

Total income from operations	$17,978	$2,639	$(9,279)	$11,338

*Segment assets	$27,322	$26,088	$100,827	$154,237

Purchases of property and equipment	$1,577	$44	$2,494	$4,115

Payments associated with capitalized software development	$5,720	$345	$—	$6,065

	000,000	000,000	000,000	000,000
	Year ended December 31, 2010
	Learning	Research	Unallocated	Consolidated
Revenues, net	$45,165	$20,589	$—	$65,754
Cost of revenues (excluding depreciation and amortization)	13,529	10,662	—	24,191
Product development	5,484	1,505	—	6,989
Sales and marketing	8,310	4,372	372	13,054
Other general and administrative	1,866	1,824	5,891	9,581
Depreciation and amortization	1,896	1,252	1,732	4,880

Total income from operations	$14,080	$974	$(7,995)	$7,059

*Segment assets	$18,731	$26,702	$36,578	$82,011

Purchases of property and equipment	$1,172	$400	$1,052	$2,624

Payments associated with capitalized software development	$1,795	$249	$—	$2,044

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BUSINESS SEGMENTS (continued)

	Year ended December 31, 2009
	Learning	Research	Unallocated	Consolidated
Revenues, net	$38,154	$19,244	$—	$57,398
Cost of revenues (excluding depreciation and amortization)	11,945	9,398	—	21,343
Product development	5,231	1,054	—	6,285
Sales and marketing	7,318	3,325	287	10,930
Other general and administrative	1,785	1,862	4,932	8,579
Depreciation and amortization	1,833	982	2,324	5,139

Total income from operations	$10,042	$2,623	$(7,543)	$5,122

*Segment assets	$18,185	$26,210	$26,607	$71,002

Purchases of property and equipment	$1,132	$168	$487	$1,787

Payments associated with capitalized software development	$784	$499	$—	$1,283

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

10. INCOME TAXES

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current federal	$163	$146	$116
Current state	214	65	110
Deferred federal	3,723	2,515	(8,135)
Deferred state	304	158	(957)

Provision (benefit) for income taxes	$4,404	$2,884	$(8,865)

A reconciliation of income taxes at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying consolidated statements of income is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Federal tax provision at the statutory rate	$3,972	$2,391	$1,736
State income tax provision, net of federal benefit	337	309	202
Other	95	184	229
Decrease in valuation allowance	—	—	(11,033)

Provision (benefit) for income taxes	$4,404	$2,884	$(8,865)

Management periodically assesses the realizability of its deferred tax assets, and to the extent that a recovery is not likely, a valuation allowance is established to reduce the deferred tax asset to the amount estimated to be recoverable. During 2009, the valuation allowance decreased $11.0 million, of which $9.1 million was associated with the Company’s conclusion that substantially all of its deferred tax assets will be realized in future periods. At December 31, 2011, a valuation allowance of $1.1 million exists for the remaining portion of deferred tax assets, which are comprised of the portion of net operating loss carryforwards attributable to the exercises of stock options. Any future reductions of the valuation allowance associated with this deferred tax asset would be recognized as an increase to common stock.

As of December 31, 2011, the Company had federal and state net operating loss carryforwards of $14.5 million and $12.6 million, respectively. These loss carryforwards will expire in years 2012 through 2024. As of December 31, 2011, $5.1 million of the net operating loss carryforwards is attributable to the exercise of stock options, and if realized, the tax benefit will be recorded as an increase to common stock. The net operating loss carryforwards may be subject to annual limitations under Internal Revenue Code Section 382. The annual limitations could result in the expiration of a portion of net operating loss and tax credit carryforwards before they are fully utilized.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (continued)

The Company has research and development tax credit carryforwards of $300,000 that expire in varying amounts through 2031. As of December 31, 2011, the Company had alternative minimum tax credit carryforwards of $532,000 that are available to offset future regular tax liabilities and they do not expire. Federal income tax payments of $194,000, $191,000 and $95,000, were made during the years ended December 31, 2011, 2010, and 2009, respectively. State income tax payments of $193,000, $177,000, and $51,000 were made during the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011 and 2010, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years 2007 through 2011. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2007 are also subject to examination and adjustment. The Company has no income tax examinations in process.

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$59	$60
Accrued liabilities	777	754
Depreciation	83	319
Tax credits	833	647
Stock based compensation	337	206
Net operating loss carryforwards	5,683	9,281

Total deferred tax assets	7,772	11,267
Less: Valuation allowance	(1,093)	(1,093)

Net deferred tax assets	6,679	10,174

Deferred tax liabilities:
Deductible goodwill	1,113	674
Nondeductible intangible assets	563	716
Tax basis in joint venture	246	—

Total deferred tax liabilities	1,922	1,390

Net deferred tax assets	$4,757	$8,784

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK BASED COMPENSATION

Total stock based compensation expense recorded for the three years ended December 31, 2011, which is recorded in our statements of income, is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of revenues (excluding depreciation and amortization)	$41	$37	$23
Product development	179	128	113
Sales and marketing	104	162	200
Other general and administrative	464	337	325

Total stock based compensation expense	$788	$664	$661

Stock Option Plan

The Company’s 2010 Stock Incentive Plan (the Plan) authorizes the grant of options or other forms of stock based compensation to employees, officers, directors and others, and such grants must be approved by the Compensation Committee of the Board of Directors. Options granted under the Plan have terms of no more than ten years, with certain restrictions. The Plan allows the Compensation Committee of the Board of Directors to determine the vesting period and parameters of each grant. The vesting period of the options granted has historically ranged from immediate vesting to annual vesting up to four years, beginning one year after the grant date. As of December 31, 2011, approximately 1.0 million shares of unissued common stock remained reserved for future stock option grants under the Plan. The Company issues new shares of common stock when options are exercised.

The weighted average fair value of options granted was estimated using the Black-Scholes method. The ranges of assumptions used for these estimates include:

	2011	2010	2009
Risk-free interest rate	1.05 - 2.39%	1.88 - 2.49%	1.73 - 3.22%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	5 to 7	5 to 7	5 to 7
Expected forfeiture rate	0-5%	0-10%	0-20%
Volatility	50%	55%	60%

Risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the option grant having a term equivalent to the expected life of the option.

Expected dividend yield is zero because the Company has not made any dividend payments in its history and does not plan to pay dividends in the foreseeable future.

Expected life is the period of time the option is expected to remain outstanding, and is based on historical experience. The contractual option life ranges from eight to ten years. The Company estimated the expected life of options granted to members of management to be five years and seven years for directors.

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

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK BASED COMPENSATION (continued)

A summary of activity and various other information relative to stock options for the year ended December 31, 2011 is presented in the table below (in thousands, except exercise price).

	Common Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	2,426	$2.98
Granted	363	9.46
Exercised	(503)	2.47
Expired	(5)	1.66
Forfeited	(76)	4.45

Outstanding at end of period	2,205	$4.12	$31,601

Exercisable at end of period	1,347	$3.08	$20,705

The aggregate intrinsic value in the table above represents the total difference between the Company’s closing stock price on December 30, 2011 (the last trading day of the year) of $18.45 and the option exercise price, multiplied by the number of in-the-money options as of December 31, 2011. As of December 31, 2011, total unrecognized compensation expense related to non-vested stock options was approximately $1.7 million, net of estimated forfeitures, with a weighted average expense recognition period of 2.4 years. The weighted average remaining contractual term of options outstanding at December 31, 2011 was 4.5 years. Options exercisable at December 31, 2011 have a weighted average remaining contractual term of 3.3 years. The Company realized $21,000 of excess tax benefits during the year ended December 31, 2011.

Other information relative to option activity during the three years ended December 31, 2011 is as follows (in thousands, except weighted average grant date fair value):

	2011	2010	2009

Weighted average grant date fair value of stock options granted	$4.67	$2.15	$1.17

Total grant date fair value of stock options vested	$644	$588	$531

Total intrinsic value of stock options exercised	$4,539	$638	$548

Cash proceeds from exercise of stock options	$1,241	$536	$425

12. EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, not to exceed 20% of compensation, subject to IRS limitations. The Company has not provided matching contributions through December 31, 2011.

13. DEBT

At December 31, 2011 and 2010, the Company had no debt outstanding.

Revolving Credit Facility

The Company maintains a Loan Agreement (the “Revolving Credit Facility”) with SunTrust Bank (“SunTrust”) in the aggregate principal amount of $20.0 million, which matures on July 21, 2012. The obligations under the revolving credit facility are guaranteed by each of the Company’s subsidiaries. The Company’s borrowings under the revolving credit facility bear interest at the 30-Day LIBOR Rate plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. Principal is payable in full on the maturity date. The Company is required to pay a commitment fee of 25 basis points per annum of the average daily unused portion of the revolving credit facility.

The purpose of the revolving credit facility is for general working capital needs, permitted acquisitions (as defined in the Loan Agreement), and for stock repurchase and/or redemption transactions that the Company may authorize.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (continued)

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

As of December 31, 2011, the Company believes it was in compliance with all covenants. There were no balances outstanding on the revolving credit facility as of December 31, 2011.

14. LEASES

As of December 31, 2011, the Company leased office facilities in Nashville, TN and Laurel, MD under agreements that expire before or during April 2017. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. The Company accounts for these leases by recognizing rent expense on a straight-line basis and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The Company also leases certain office equipment under operating leases. Total rent expense under all operating leases was approximately $1.9 million, $1.8 million, and $1.5 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

Future rental payment commitments at December 31, 2011 under non-cancelable operating leases, with initial terms of one year or more, are as follows (in thousands):

2012	$1,377
2013	1,311
2014	978
2015	931
2016	937
Thereafter	312

Total minimum lease payments	$5,846

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2011. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to directors of the Company and corporate governance is incorporated by reference from the information contained in our 2012 proxy statement for the 2012 Annual Meeting of Shareholders (2012 Proxy Statement) that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation

Incorporated by reference from the information contained in the Company’s 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information contained in the Company’s 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information contained in the Company’s 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information contained in the Company’s 2012 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits

Number	Description

2.1(1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.2(2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

3.1*	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

3.2*	Form of Amended and Restated Bylaws of HealthStream, Inc.

4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2*	Reference is made to Exhibits 3.1 and 3.2.

10.1^*	2000 Stock Incentive Plan, effective as of April 10, 2000

10.2^(9)	2010 Stock Incentive Plan, effective as of May 27, 2010

10.3^*	Form of Indemnification Agreement

10.4^(3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

10.5^(4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Employees)

10.6^(4)	Form of HealthStream, Inc. Incentive Stock Option Agreement (Employees)

10.7^(4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Directors)

10.8(5)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank

10.9(6)	First Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank

10.10(7)	Second Amendment to Loan Agreement dated July 23, 2007 between HealthStream, Inc. and SunTrust Bank

10.11(8)	Third Amendment to Loan Agreement dated July 17, 2009 between HealthStream, Inc. and SunTrust Bank

10.12(10)	Fourth Amendment to Loan Agreement dated March 30, 2011 between HealthStream, Inc. and SunTrust Bank

10.13^	Summary of Director and Executive Officer Compensation

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS**	XBRL Instance Document

101.1 SCH**	XBRL Taxonomy Extension Schema

101.1 CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF**	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB**	XBRL Taxonomy Extension Label Linkbase

101.1 PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
**	The XBRL-related information in Exhibit No. 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
^	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.
(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(4)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated June 1, 2010.
(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.
(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.
(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 24, 2007.
(8)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 17, 2009.
(9)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.
(10)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February, 2012.

HEALTHSTREAM, INC.

By:	/s/ ROBERT A. FRIST, JR.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ ROBERT A. FRIST, JR.	President, Chief Executive Officer and	February 28, 2012
Robert A. Frist, Jr.	Chairman (Principal Executive Officer)

/s/ GERARD M. HAYDEN, JR.	Chief Financial Officer and Senior Vice President	February 28, 2012
Gerard M. Hayden, Jr.	(Principal Financial and Accounting Officer)

/s/ THOMPSON DENT	Director	February 28, 2012
Thompson Dent

/s/ FRANK GORDON	Director	February 28, 2012
Frank Gordon

/s/ C. MARTIN HARRIS	Director	February 28, 2012
C. Martin Harris

/s/ JEFFREY L. MCLAREN	Director	February 28, 2012
Jeffrey L. McLaren

/s/ DALE POLLEY	Director	February 28, 2012
Dale Polley

/s/ LINDA REBROVICK	Director	February 28, 2012
Linda Rebrovick

/s/ MICHAEL SHMERLING	Director	February 28, 2012
Michael Shmerling

/s/ WILLIAM STEAD	Director	February 28, 2012
William Stead

/s/ DEBORAH TAYLOR TATE	Director	February 28, 2012
Deborah Taylor Tate

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.2(2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

3.1*	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

3.2*	Form of Amended and Restated Bylaws of HealthStream, Inc.

4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2*	Reference is made to Exhibits 3.1 and 3.2.

10.1^*	2000 Stock Incentive Plan, effective as of April 10, 2000

10.2^(9)	2010 Stock Incentive Plan, effective as of May 27, 2010

10.3^*	Form of Indemnification Agreement

10.4^(3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

10.5^(4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Employees)

10.6^(4)	Form of HealthStream, Inc. Incentive Stock Option Agreement (Employees)

10.7^(4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Directors)

10.8(5)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank

10.9(6)	First Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank

10.10(7)	Second Amendment to Loan Agreement dated July 23, 2007 between HealthStream, Inc. and SunTrust Bank

10.11(8)	Third Amendment to Loan Agreement dated July 17, 2009 between HealthStream, Inc. and SunTrust Bank

10.12(10)	Fourth Amendment to Loan Agreement dated March 30, 2011 between HealthStream, Inc. and SunTrust Bank

10.13^	Summary of Director and Executive Officer Compensation

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS**	XBRL Instance Document

101.1 SCH**	XBRL Taxonomy Extension Schema

101.1 CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF**	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB**	XBRL Taxonomy Extension Label Linkbase

101.1 PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
**	The XBRL-related information in Exhibit No. 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
^	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.
(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(4)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated June 1, 2010.
(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.
(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.
(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 24, 2007.
(8)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 17, 2009.
(9)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.
(10)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 30, 2011.