Form 10-Q
period 2012-03-31
HEALTHSTREAM INC
filed 2012-04-30
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 23, 2012, 26,108,635 shares of the registrant’s common stock were outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,268	$76,904
Marketable securities – short-term	61,284	6,552
Accounts receivable, net of allowance for doubtful accounts of $149 and $149 at March 31, 2012 and December 31, 2011, respectively	16,324	16,014
Accounts receivable - unbilled	1,046	1,316
Deferred tax assets, current	4,140	5,080
Prepaid royalties, net of amortization	1,859	3,409
Other prepaid expenses and other current assets	1,980	1,804

Total current assets	110,901	111,079
Property and equipment:
Equipment	16,472	16,362
Leasehold improvements	4,193	4,170
Furniture and fixtures	2,642	2,545

	23,307	23,077
Less accumulated depreciation and amortization	(17,078)	(16,990)

	6,229	6,087

Marketable securities – long-term	6,002	5,996
Capitalized software development, net of accumulated amortization of $8,982 and $8,344 at March 31, 2012 and December 31, 2011, respectively	8,302	7,940
Goodwill	21,147	21,147
Intangible assets, net of accumulated amortization of $9,148 and $8,930 at March 31, 2012 and December 31, 2011, respectively	1,739	1,957
Other assets	31	31

Total assets	$154,351	$154,237

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,426	$2,585
Accrued liabilities	3,904	5,492
Accrued compensation and related expenses	672	1,612
Deferred revenue	24,233	22,759

Total current liabilities	30,235	32,448

Deferred tax liabilities, noncurrent	323	323
Other long term liabilities	620	551
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 26,098 and 25,896 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	155,247	154,409
Accumulated deficit	(32,067)	(33,487)
Accumulated other comprehensive loss	(7)	(7)

Total shareholders’ equity	123,173	120,915

Total liabilities and shareholders’ equity	$154,351	$154,237

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues, net	$23,674	$18,506
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	9,575	7,070
Product development	1,869	1,786
Sales and marketing	5,536	3,508
Other general and administrative expenses	2,819	2,542
Depreciation and amortization	1,534	1,043

Total operating costs and expenses	21,333	15,949
Income from operations	2,341	2,557
Other income (expense), net	19	20

Income before income tax provision	2,360	2,577
Income tax provision	940	1,051

Net income	$1,420	$1,526

Earnings per share:
Basic	$0.05	$0.07

Diluted	$0.05	$0.07

Weighted average shares of common stock outstanding:
Basic	25,999	21,837

Diluted	27,335	22,969

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$1,420	$1,526

Other comprehensive income, net of taxes:
Unrealized gain on marketable securities	—	4

Total other comprehensive income	—	4

Comprehensive income	$1,420	$1,530

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012

(In thousands)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	(Loss)	Equity

Balance at December 31, 2011	25,896	$154,409	$(33,487)	$(7)	$120,915

Net income	—	—	1,420	—	1,420

Other comprehensive income	—	—		—	—

Stock based compensation expense	—	242	—	—	242

Exercise of stock options	202	596	—	—	596

Balance at March 31, 2012	26,098	$155,247	$(32,067)	$(7)	$123,173

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$1,420	$1,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,534	1,043
Stock based compensation expense	242	190
Deferred income taxes	940	1,051
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(40)	(2,075)
Prepaid royalties	1,550	741
Other prepaid expenses and other current assets	(232)	(186)
Other assets	146	91
Accounts payable	(1,160)	(1,000)
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	(2,460)	(1,180)
Deferred revenue	1,474	3,342

Net cash provided by operating activities	3,414	3,543

INVESTING ACTIVITIES:
Proceeds from maturities of investments in marketable securities	3,500	2,135
Purchases of investments in marketable securities	(58,383)	(4,728)
Payments associated with capitalized software development	(1,000)	(4,086)
Purchases of property and equipment	(763)	(708)

Net cash used in investing activities	(56,646)	(7,387)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	596	199
Payments on capital lease obligations	—	(2)

Net cash provided by financing activities	596	197

Net decrease in cash and cash equivalents	(52,636)	(3,647)
Cash and cash equivalents at beginning of period	76,904	17,868

Cash and cash equivalents at end of period	$24,268	$14,221

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The balance sheet at December 31, 2011 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2012).

2. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During the three months ended March 31, 2012 and 2011, the Company recorded a provision for income taxes of $940,000 and $1.1 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 was 39.8% and 40.8%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various immaterial permanent tax differences.

3. STOCK BASED COMPENSATION

The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options and restricted share units. During the three months ended March 31, 2012, the Company issued 69,950 restricted share units with a grant date fair value of $23.00 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the three months ended March 31, 2011, the Company granted 219,750 stock options with a weighted average grant date fair value of $3.51. The fair value of stock options granted during the three months ended March 31, 2011 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

Three Months Ended March 31, 2011
Risk-free interest rate	2.37%
Expected dividend yield	0.0%
Expected life	5 years
Expected forfeiture rate	5%
Volatility	50%

Total stock based compensation expense recorded for the three months ended March 31, 2012 and 2011, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenues (excluding depreciation and amortization)	$10	$11
Product development	34	40
Sales and marketing	38	48
Other general and administrative	160	91

Total stock based compensation expense	$242	$190

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting are included in diluted earnings per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect, was approximately 0.2 million and 0.3 million for the three months ended March 31, 2012 and 2011, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$1,420	$1,526

Denominator:
Weighted-average shares outstanding	25,999	21,837
Effect of dilutive shares	1,336	1,132

Weighted-average diluted shares	27,335	22,969

Basic earnings per share	$0.05	$0.07

Diluted earnings per share	$0.05	$0.07

5. MARKETABLE SECURITIES

At March 31, 2012 and December 31, 2011, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	March 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1:
Mutual funds	$5,011	$12	$—	$5,023

Level 2:
Corporate debt securities	16,171	—	(7)	16,164
U.S. government securities	46,111	1	(13)	46,099

Subtotal	62,282	1	(20)	62,263

Total	$67,293	$13	$(20)	$67,286

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1:
Mutual funds	$2,504	$—	$—	$2,504

Level 2:
Corporate debt securities	2,038	—	(1)	2,037
U.S. government securities	8,013	—	(6)	8,007

Subtotal	10,051	—	(7)	10,044

Total	$12,555	$—	$(7)	$12,548

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. The maturities of the Company’s long-term marketable securities are less than two years. As of March 31, 2012, the Company does not consider any of its marketable securities to be other than temporarily impaired.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. BUSINESS SEGMENTS

The Company primarily provides services to healthcare organizations and other members within the healthcare industry. The Company’s services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2011.

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The following is the Company’s business segment information as of and for the three months ended March 31, 2012 and 2011 (in thousands).

	Three Months Ended March 31,
	2012	2011
Revenues
Learning	$17,798	$12,987
Research	5,876	5,519

Total net revenue	$23,674	$18,506

Income from operations
Learning	$4,757	$4,267
Research	279	327
Unallocated	(2,695)	(2,037)

Total income from operations	$2,341	$2,557

	March 31, 2012	December 31, 2011
Segment assets *
Learning	$25,990	$27,322
Research	25,743	26,088
Unallocated	102,618	100,827

Total assets	$154,351	$154,237

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

7. COLLABORATIVE ARRANGEMENT

On June 23, 2010, the Company announced the formation of SimVenturesTM, a collaborative arrangement between HealthStream and Laerdal Medical A/S (Laerdal Medical). The Company receives 50 percent of the profits or losses generated from this collaborative arrangement. For the three months ended March 31, 2012, the Company recorded approximately $0.4 million of revenues and $0.5 million of expenses related to the collaborative arrangement. For the three months ended March 31, 2011, the Company recorded no revenues and $0.1 million of expenses related to the collaborative arrangement. The Company also recorded approximately $0.4 million of capitalized software development for SimVentures during 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2011, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012, (the “2011 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “ projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption “Item 1A. Risk Factors” in our 2011 Form 10-K and the information regarding forward-looking statements in our earnings releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

Overview

HealthStream provides Internet-based learning and research solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Our learning products are used by healthcare organizations to meet a broad range of their training, certification, and development needs, while our research products provide our customers information about patients’ experiences, workforce engagement, physician relations, and community perceptions of their services. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry.

Key financial indicators for the first quarter of 2012 include:

•	Revenues of $23.7 million in the first quarter of 2012, up 28% over the first quarter of 2011

•

Operating income of $2.3 million in the first quarter of 2012, compared to $2.6 million in the first quarter of 2011: annual customer Summit net costs of approximately $520,000 incurred in the first quarter of 2012 versus the second quarter of 2011

•

Net income of $1.4 million in the first quarter of 2012, compared to net income of $1.5 million in the first quarter of 2011, and earnings per share (EPS) of $0.05 per share in the first quarter of 2012, compared to EPS of $0.07 per share in the first quarter of 2011

•	Adjusted EBITDA(1) of $4.1 million in the first quarter of 2012, up 8% from $3.8 million in the first quarter of 2011

(1)	- Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income is included in this report.

Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (US GAAP). These accounting principles require us to make certain estimates, judgments and assumptions during the preparation of our financial statements. We believe the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

The accounting policies and estimates that we believe are the most critical in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Accounting for income taxes

•	Software development costs

•	Goodwill, intangibles, and other long-lived assets

•	Allowance for doubtful accounts

•	Accrual for service credits

•	Stock based compensation

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our 2011 Form 10-K, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2011 Form 10-K.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues, net. Revenues increased approximately $5.2 million, or 27.9%, to $23.7 million for the three months ended March 31, 2012 from $18.5 million for the three months ended March 31, 2011. Revenues for 2012 consisted of $17.8 million, or 75% of total revenue, for HealthStream Learning and $5.9 million, or 25% of total revenue, for HealthStream Research. In 2011, revenues consisted of $13.0 million, or 70% of total revenue, for HealthStream Learning and $5.5 million, or 30% of total revenue, for HealthStream Research.

Revenues for HealthStream Learning increased $4.8 million, or 37.0%, over the first quarter of 2011. Revenues from our Internet-based subscription learning products increased by $3.5 million, or 28.1% over the prior year first quarter due to a higher number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased to 2,659,000 fully-implemented subscribers and 2,790,000 contracted subscribers at March 31, 2012 compared to 2,400,000 fully-implemented subscribers and 2,523,000 contracted subscribers at March 31, 2011. “Contracted subscribers” include both those already implemented (2,659,000 and 2,400,000 at March 31, 2012 and 2011, respectively) and those in the process of implementation (131,000 and 123,000 at March 31, 2012 and 2011, respectively). Revenues from SimVentures, our collaborative arrangement with Laerdal Medical, were approximately $374,000 during the first quarter of 2012 while there were no revenues during the first quarter of 2011. Revenues from project-based services increased by $595,000 compared to the prior year first quarter. Revenues for the first quarter of 2012 also include approximately $300,000 of registration fees from our customer Summit.

Revenues for HealthStream Research increased $357,000, or 6.5%, over the first quarter of 2011. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $556,000, or 13.1%, over the prior year first quarter. Revenues from other surveys, which are conducted on annual or bi-annual cycles, declined by $199,000, or 15.8%, compared to the prior year first quarter due to fewer survey engagements.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $2.5 million, or 35.4%, to $9.6 million for the three months ended March 31, 2012 from $7.1 million for the three months ended March 31, 2011. Cost of revenues as a percentage of revenues was 40.4% of revenues for the three months ended March 31, 2012 compared to 38.2% of revenues for the three months ended March 31, 2011. Cost of revenues for HealthStream Learning increased approximately $2.2 million to $6.4 million and approximated 35.7% and 32.0% of revenues for HealthStream Learning for the three months ended March 31, 2012 and 2011, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and increased costs associated with project-based services. Cost of revenues for HealthStream Research increased approximately $310,000 to $3.2 million and approximated 54.8% and 52.8% of revenues for HealthStream Research for the three months ended March 31, 2012 and 2011, respectively. The increase in amount is primarily the result of additional costs associated with the growth in patient survey volume over the prior year first quarter.

Product Development. Product development expenses increased approximately $82,000, or 4.6%, to $1.9 million for the three months ended March 31, 2012 from $1.8 million for the three months ended March 31, 2011. Product development expenses as a percentage of revenues were 7.9% and 9.7% of revenues for the three months ended March 31, 2012 and 2011, respectively.

Product development expenses for HealthStream Learning increased approximately $62,000 and approximated 8.3% and 10.9% of revenues for HealthStream Learning for the three months ended March 31, 2012 and 2011, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year first quarter, while the increase in amount is due to additional personnel expenses associated with the maintenance of our platform, as well as working on new product development initiatives. Product development expenses for HealthStream Research increased approximately $20,000 and approximated 6.7% and 6.8% of revenues for HealthStream Research for the three months ended March 31, 2012 and 2011, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $2.0 million, or 57.8%, to $5.5 million for the three months ended March 31, 2012 from $3.5 million for the three months ended March 31, 2011. Approximately $870,000 of the increase resulted from our customer Summit, which occurred during the first quarter of 2012, but was held during the second quarter of 2011. Sales and marketing expenses approximated 23.4% and 19.0% of revenues for the three months ended March 31, 2012 and 2011, respectively.

Sales and marketing expenses for HealthStream Learning increased $1.8 million and approximated 22.9% and 17.3% of revenues for HealthStream Learning for the three months ended March 31, 2012 and 2011, respectively. This expense increase is primarily due to the costs associated with our customer Summit, as well as, additional personnel and related expenses, increased marketing spending, and increased commissions associated with better sales performance compared to the prior year. Sales and marketing expenses for HealthStream Research increased approximately $181,000, and approximated 23.0% and 21.2% of revenues for HealthStream Research for the three months ended March 31, 2012 and 2011, respectively. The expense increase was primarily due to the costs associated with our customer Summit.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $277,000, or 10.9%, to $2.8 million for the three months ended March 31, 2012 from $2.5 million for the three months ended March 31, 2011. Other general and administrative expenses as a percentage of revenues approximated 11.9% and 13.7% for the three months ended March 31, 2012 and 2011, respectively.

Other general and administrative expenses for HealthStream Learning increased $41,000 over the prior year first quarter due to employee recruiting costs, while other general and administrative expenses for HealthStream Research decreased $91,000 compared to the prior year first quarter due to lower personnel costs. The unallocated corporate portion of other general and administrative expenses increased $327,000 over the prior year first quarter, primarily associated with personnel expenses, professional fees, stock based compensation expense, and other general expenses.

Depreciation and Amortization. Depreciation and amortization increased approximately $491,000, or 47.1%, to $1.5 million for the three months ended March 31, 2012 from $1.0 million for the three months ended March 31, 2011. The increase primarily resulted from amortization of capitalized software development assets within HealthStream Learning and depreciation expense associated with leasehold improvements to our Nashville, Tennessee office space.

Other Income (Expense), Net. Other expense, net was approximately $19,000 for three months ended March 31, 2012 compared to $20,000 for the three months ended March 31, 2011.

Income Tax Provision. The Company recorded a provision for income taxes of $940,000 for the three months ended March 31, 2012 compared to $1.1 million for the three months ended March 31, 2011. The Company’s effective tax rate was 39.8% for the first quarter of 2012 compared to 40.8% for the first quarter of 2011. Actual tax payments will be substantially less than our income tax provision until we utilize our federal and state net operating loss carry-forwards of approximately $14.5 million and $12.6 million, respectively, at December 31, 2011, to offset taxable income.

Net Income. Net income decreased approximately $106,000, or 6.9%, to $1.4 million for the three months ended March 31, 2012 from $1.5 million for the three months ended March 31, 2011. Earnings per diluted share was $0.05 per share for the three months ended March 31, 2012, compared to $0.07 per diluted share for the three months ended March 31, 2011. Key factors impacting EPS (diluted) for the first quarter of 2012 were the effect of additional shares outstanding that were issued during the Company’s fourth quarter 2011 follow-on stock offering and the timing of our customer Summit. The impact of the follow-on stock offering increased the outstanding share count by approximately 3.6 million shares for the three months ended March 31, 2012.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock-based compensation, and depreciation and amortization) increased by 8.4% to approximately $4.1 million for the three months ended March 31, 2012 compared to $3.8 million for the three months ended March 31, 2011. This improvement is consistent with the factors mentioned in management’s discussion and analysis of financial condition and results of operations herewith. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for our reconciliation of this calculation to measures under US GAAP.

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

The Company understands that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluation of companies, this measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for an analysis of the Company’s results as reported under US GAAP. For example, adjusted EBITDA does not reflect cash expenditures, or future requirements for capital expenditures or contractual commitments; it does not reflect non-cash components of employee compensation; it does not reflect changes in, or cash requirements for, our working capital needs; and due to the Company’s utilization of federal and state net operating loss carryforwards in 2011 and 2012, actual cash income tax payments have been significantly less than the tax provision recorded in accordance with US GAAP, and income tax payments will continue to be less than the income tax provision until our existing federal and state net operating loss carryforwards have been fully utilized or have expired.

Management compensates for the inherent limitations associated with using adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with US GAAP, and reconciliation of adjusted EBITDA to net income, the most directly comparable US GAAP measure.

Income before interest, income tax provision, stock based compensation expense, depreciation and amortization, or adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income	$1,420	$1,526
Interest income	(31)	(22)
Interest expense	12	9
Income tax provision	940	1,051
Stock based compensation expense	242	190
Depreciation and amortization	1,534	1,043

Adjusted EBITDA	$4,117	$3,797

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $3.4 million and $3.5 million during the three months ended March 31, 2012 and 2011, respectively. The Company’s primary sources of cash were receipts generated from the sales of our products and services. Days sales outstanding (“DSO”) which is calculated by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter, approximated 63 days for both the first quarter of 2012 and 2011. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $56.6 million and $7.4 million for the three months ended March 31, 2012 and 2011, respectively. During 2012, the Company purchased $58.4 million of marketable securities, spent $1.0 million for capitalized software development, and purchased $0.8 million of property and equipment. These uses of cash were partially offset by maturities of marketable securities of $3.5 million. During 2011, the Company purchased $4.7 million of marketable securities, spent $4.1 million for capitalized software development, and purchased $0.7 million of property and equipment. These uses of cash were partially offset by maturities of marketable securities of $2.1 million.

Cash provided by financing activities was approximately $0.6 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. The primary source of cash from financing activities for 2012 and 2011 resulted from proceeds associated with the exercise of stock options.

Revenues increased and operating income improved over the prior year period, and our balance sheet reflects positive working capital of $80.7 million at March 31, 2012 compared to $78.6 million at December 31, 2011. The increase in working capital was primarily due to the cash generated from operations. The Company’s primary source of liquidity is $91.6 million of cash and cash equivalents and marketable securities. The Company also has a $20.0 million revolving credit facility loan agreement, all of which was available at March 31, 2012.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Over the past seven years, we have utilized our federal and state net operating loss carryforwards to offset taxable income. We anticipate our remaining net operating loss carryforwards could become fully utilized within the next 24 months. Our actual tax payments may increase significantly once the net operating loss carryforwards are fully utilized. As part of our growth strategy, we review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. The issuance of our stock as consideration for an acquisition could have a dilutive effect on earnings per share and could adversely affect our stock price. Because we have no material debt or outstanding borrowings under our revolving credit facility, our balance sheet is unleveraged. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. As of March 31, 2012, we believe we were in compliance with all covenants. The credit markets have been experiencing extreme volatility and disruption, and we cannot provide assurances that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of March 31, 2012, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $91.6 million at March 31, 2012. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $16,000.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

10.14^ - Form of HealthStream Inc. Restricted Share Unit Agreement (Officer)

10.15^ - Form of HealthStream Inc. Restricted Share Unit Agreement (Non-Employee Director)

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

31.2 – Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of

2002

32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of

2002

101.1 INS* – XBRL Instance Document

101.1 SCH* – XBRL Taxonomy Extension Schema

101.1 CAL* – XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF* – XBRL Taxonomy Extension Definition Linkbase

101.1 LAB* – XBRL Taxonomy Extension Label Linkbase

101.1 PRE* – XBRL Taxonomy Extension Presentation Linkbase

^ -	Management contract or compensatory plan or arrangement
* -	The XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.:

April 30, 2012	By:	/s/ GERARD M. HAYDEN, JR.
Gerard M. Hayden, Jr.
Chief Financial Officer

HEALTHSTREAM, INC.

EXHIBIT INDEX

10.14^	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officer)

10.15^	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS*	XBRL Instance Document

101.1 SCH*	XBRL Taxonomy Extension Schema

101.1 CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF*	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB*	XBRL Taxonomy Extension Label Linkbase

101.1 PRE*	XBRL Taxonomy Extension Presentation Linkbase

^ -	Management contract or compensatory plan or arrangement
* -	The XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.