Form 10-Q
period 2012-06-30
HEALTHSTREAM INC
filed 2012-07-30
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934

For the quarterly period ended June 30, 2012

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

As of July 23, 2012, there were 26,173,159 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,341	$76,904
Marketable securities – short-term	64,547	6,552
Accounts receivable, net of allowance for doubtful accounts of $125 and $149 at June 30, 2012 and December 31, 2011, respectively	18,545	16,014
Accounts receivable – unbilled	1,236	1,316
Deferred tax assets, current	2,634	5,080
Prepaid royalties, net of amortization	1,898	3,409
Other prepaid expenses and other current assets	2,572	1,804

Total current assets	118,773	111,079
Property and equipment:
Equipment	16,981	16,362
Leasehold improvements	4,616	4,170
Furniture and fixtures	2,932	2,545

	24,529	23,077
Less accumulated depreciation and amortization	(17,670)	(16,990)

	6,859	6,087

Marketable securities – long-term	—	5,996
Capitalized software development, net of accumulated amortization of $9,637 and $8,344 at June 30, 2012 and December 31, 2011, respectively	8,644	7,940
Goodwill	24,110	21,147
Intangible assets, net of accumulated amortization of $9,366 and $8,930 at June 30, 2012 and December 31, 2011, respectively	3,271	1,957
Other assets	501	31

Total assets	$162,158	$154,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,197	$2,585
Accrued liabilities	5,877	5,492
Accrued compensation and related expenses	719	1,612
Deferred revenue	25,743	22,759

Total current liabilities	33,536	32,448

Deferred tax liabilities, noncurrent	1,023	323
Other long term liabilities	989	551
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 26,168 and 25,896 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	156,247	154,409
Accumulated deficit	(29,640)	(33,487)
Accumulated other comprehensive income (loss)	3	(7)

Total shareholders’ equity	126,610	120,915

Total liabilities and shareholders’ equity	$162,158	$154,237

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues, net	$25,841	$21,051	$49,514	$39,557
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	10,167	7,638	19,742	14,708
Product development	2,182	1,911	4,051	3,697
Sales and marketing	4,678	4,357	10,214	7,864
Other general and administrative expenses	3,201	2,684	6,019	5,227
Depreciation and amortization	1,572	1,355	3,106	2,398

Total operating costs and expenses	21,800	17,945	43,132	33,894

Income from operations	4,041	3,106	6,382	5,663

Other income (expense), net	26	(4)	45	16

Income before income tax provision	4,067	3,102	6,427	5,679
Income tax provision	1,640	1,271	2,580	2,323

Net income	$2,427	$1,831	$3,847	$3,356

Earnings per share:
Basic	$0.09	$0.08	$0.15	$0.15

Diluted	$0.09	$0.08	$0.14	$0.14

Weighted average shares of common stock outstanding:
Basic	26,127	22,002	26,063	21,920

Diluted	27,501	23,350	27,418	23,160

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$2,427	$1,831	$3,847	$3,356

Other comprehensive income, net of taxes:
Unrealized gain on marketable securities	10	—	10	4

Total other comprehensive income	10	—	10	4

Comprehensive income	$2,437	$1,831	$3,857	$3,360

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2012

(In thousands)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at December 31, 2011	25,896	$154,409	$(33,487)	$(7)	$120,915
Net income	—	—	3,847	—	3,847
Other comprehensive income	—	—	—	10	10
Issuance of common stock in acquisition	22	575	—	—	575
Stock based compensation expense	—	541	—	—	541
Exercise of stock options	250	722	—	—	722

Balance at June 30, 2012	26,168	$156,247	$(29,640)	$3	$126,610

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$3,847	$3,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,106	2,398
Stock based compensation expense	541	374
Deferred income taxes	2,580	2,072
Provision for doubtful accounts	50	20
Changes in operating assets and liabilities, net of acquisition:
Accounts and unbilled receivables	(2,319)	(1,434)
Prepaid royalties	1,511	1,085
Other prepaid expenses and other current assets	(698)	(230)
Other assets	250	180
Accounts payable	(1,388)	(1,647)
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	(958)	(520)
Deferred revenue	2,411	3,173

Net cash provided by operating activities	8,933	8,827

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(2,904)	—
Proceeds from maturities of investments in marketable securities	20,000	6,130
Proceeds from sales of investments in marketable securities	—	2,221
Purchases of investments in marketable securities	(72,309)	(4,728)
Payments associated with capitalized software development	(1,996)	(4,620)
Purchases of property and equipment	(2,009)	(1,808)

Net cash used in investing activities	(59,218)	(2,805)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	722	560
Payments on capital lease obligations	—	(2)

Net cash provided by financing activities	722	558

Net (decrease) increase in cash and cash equivalents	(49,563)	6,579
Cash and cash equivalents at beginning of period	76,904	17,868

Cash and cash equivalents at end of period	$27,341	$24,447

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

During the six months ended June 30, 2012 and 2011, the Company recorded a provision for income taxes of $2.6 million and $2.3 million, respectively. The Company’s effective tax rate for the six months ended June 30, 2012 and 2011 was 40.1% and 41.0%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various immaterial permanent tax differences.

3. STOCK BASED COMPENSATION

The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options and restricted share units. During the six months ended June 30, 2012, the Company issued 69,950 restricted share units with a grant date fair value of $23.00 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the six months ended June 30, 2011, the Company granted 354,750 stock options with a weighted average grant date fair value of $4.66. The fair value of stock options granted during the six months ended June 30, 2011 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

Six Months Ended June 30, 2011
Risk-free interest rate	2.37 – 2.39%
Expected dividend yield	0.0%
Expected life	5 – 7 years
Expected forfeiture rate	0 – 5%
Volatility	50%

Total stock based compensation expense recorded for the three and six months ended June 30, 2012 and 2011, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues (excluding depreciation and amortization)	$11	$9	$21	$20
Product development	36	37	71	77
Sales and marketing	40	34	77	82
Other general and administrative	212	104	372	195

Total stock based compensation expense	$299	$184	$541	$374

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting are included in diluted earnings per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect, was approximately 0.1 million for both the three and six months ended June 30, 2012, respectively, and approximately 0.4 million for both the three and six months ended June 30, 2011.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$2,427	$1,831	$3,847	$3,356

Denominator:
Weighted-average shares outstanding	26,127	22,002	26,063	21,920
Effect of dilutive shares	1,374	1,348	1,355	1,240

Weighted-average diluted shares	27,501	23,350	27,418	23,160

Basic earnings per share	$0.09	$0.08	$0.15	$0.15

Diluted earnings per share	$0.09	$0.08	$0.14	$0.14

5. MARKETABLE SECURITIES

At June 30, 2012 and December 31, 2011, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	June 30, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1:
Mutual funds	$5,022	$20	$—	$5,042

Level 2:
Municipal debt securities	2,502	—	(1)	2,501
Corporate debt securities	19,472	—	(10)	19,462
U.S. government securities	37,548	1	(7)	37,542

Subtotal	59,522	1	(18)	59,505

Total	$64,544	$21	$(18)	$64,547

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1:
Mutual funds	$2,504	$—	$—	$2,504

Level 2:
Corporate debt securities	2,038	—	(1)	2,037
U.S. government securities	8,013	—	(6)	8,007

Subtotal	10,051	—	(7)	10,044

Total	$12,555	$—	$(7)	$12,548

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of June 30, 2012, the Company does not consider any of its marketable securities to be other than temporarily impaired.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. BUSINESS COMBINATION

On June 29, 2012, the Company acquired all of the stock of Decision Critical, Inc. (DCI), an Austin, Texas based company that specializes in learning and competency management products for acute-care hospitals. The Company acquired DCI to further advance its suite of talent management solutions. The consideration paid for DCI, consisted of approximately $3.4 million in cash and 22,124 shares of our common stock. Also, the Company may make additional payments of up to $300,000, contingent upon achievement of certain financial targets and business outcomes over the next year. In allocating the purchase price, the Company recorded approximately $3.0 million of goodwill, $1.8 million of identifiable intangible assets, $145,000 of net tangible assets, and $700,000 of deferred tax liabilities. The allocation of purchase price is preliminary and may be subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not finalized include determining the composition and valuation of intangible assets and goodwill.

The results of operations for DCI have been included in the Company’s condensed consolidated financial statements from the date of acquisition.

7. BUSINESS SEGMENTS

The Company primarily provides services to healthcare organizations and other members within the healthcare industry. The Company’s services are primarily focused on the delivery of education and training products and services (HealthStream Learning), as well as survey and research services (HealthStream Research). The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The following is the Company’s business segment information as of and for the three and six months ended June 30, 2012 and 2011 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Learning	$19,305	$14,456	$37,103	$27,443
Research	6,536	6,595	12,411	12,114

Total net revenue	$25,841	$21,051	$49,514	$39,557

Income from operations
Learning	$6,108	$4,209	$10,865	$8,476
Research	916	1,146	1,195	1,472
Unallocated	(2,983)	(2,249)	(5,678)	(4,285)

Total income from operations	$4,041	$3,106	$6,382	$5,663

	June 30, 2012	December 31, 2011
Segment assets *
Learning	$34,064	$27,322
Research	26,168	26,088
Unallocated	101,926	100,827

Total assets	$162,158	$154,237

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

8. COLLABORATIVE ARRANGEMENT

On June 23, 2010, the Company announced the formation of SimVenturesTM, a collaborative arrangement between HealthStream and Laerdal Medical A/S (Laerdal Medical). The Company receives 50 percent of the profits or losses generated from this collaborative arrangement. For the six months ended June 30, 2012, the Company has recorded approximately $0.8 million of revenues and $0.9 million of expenses related to the collaborative arrangement. For the six months ended June 30, 2011, the Company recorded $0.1 million of revenues and $0.5 million of expenses related to the collaborative arrangement. The Company has also recorded approximately $0.7 million of capitalized software development for SimVentures during 2012.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. CONTENT RIGHTS AND DEFERRED SERVICE CREDITS

During 2012, the Company entered into a renewal agreement with a customer in which the Company was provided continued rights to distribute and resell courseware owned by the customer. In exchange for the receipt of an exclusive license to distribute and resell this courseware, the Company will provide the customer with service credits that can be exchanged for future purchases of the Company’s products and services. The value assigned to the content rights and the deferred service credits was $500,000, which represents the estimated fair value of the assets relinquished. The content rights are classified within other prepaid expenses and other assets, and the deferred service credits are classified within accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets.

These exchangeable service credits will be issued annually through December 31, 2016, and will expire twenty-four months after issuance. Any unused credits will be forfeited upon expiration. During 2012, the Company has issued exchangeable service credits of $100,000 in accordance with this agreement, and is obligated to issue remaining service credits of $100,000 annually through 2016. The content rights are being amortized on a straight-line basis through December 31, 2016. Revenues for products or services provided in exchange for these service credits will be recognized in accordance with the Company’s revenue recognition policies.

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

Key financial indicators for the second quarter of 2012 include:

•	Revenues of $25.8 million in the second quarter of 2012, up 23% from revenues of $21.1 million in the second quarter of 2011

•	Operating income of $4.0 million in the second quarter of 2012, up 30% from operating income of $3.1 million in the second quarter of 2011

•

Net income of $2.4 million in the second quarter of 2012, up 33% from net income of $1.8 million in the second quarter of 2011, and earnings per share (EPS) of $0.09 per share in the second quarter of 2012, compared to EPS of $0.08 per share in the second quarter of 2011

•	Adjusted EBITDA(1) of $5.9 million in the second quarter of 2012, up 27% from $4.6 million in the second quarter of 2011

•	Completed the acquisition of Decision Critical, Inc. during the second quarter of 2012

(1) –	Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income is included in this report.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our 2011 Form 10-K, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2011 Form 10-K.

Business Combination

On June 29, 2012, the Company acquired all of the stock of Decision Critical, Inc. (DCI), an Austin, Texas based company that specializes in learning and competency management products for acute-care hospitals. The Company acquired DCI to further advance its suite of talent management solutions. The consideration paid for DCI consisted of approximately $3.4 million in cash and 22,124 shares of our common stock. Also, the Company may make additional payments of up to $300,000, contingent upon achievement of certain financial targets and business outcomes over the next year. In allocating the purchase price, the Company recorded approximately $3.0 million of goodwill, $1.8 million of identifiable intangible assets, $145,000 of net tangible assets, and $700,000 of deferred tax liabilities. The allocation of purchase price is preliminary and may be subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not finalized include determining the composition and valuation of intangible assets and goodwill.

The results of operations for DCI have been included in the Company’s condensed consolidated financial statements from the date of acquisition.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues, net. Revenues increased approximately $4.8 million, or 22.8%, to $25.8 million for the three months ended June 30, 2012 from $21.1 million for the three months ended June 30, 2011. Revenues for 2012 consisted of $19.3 million, or 75% of total revenue, for HealthStream Learning and $6.5 million, or 25% of total revenue, for HealthStream Research. In 2011, revenues consisted of $14.5 million, or 69% of total revenue, for HealthStream Learning and $6.6 million, or 31% of total revenue, for HealthStream Research.

Revenues for HealthStream Learning increased $4.9 million, or 33.5%, over the second quarter of 2011. Revenues from our Internet-based subscription learning products increased by $4.2 million, or 31.4%, over the prior year second quarter due to a higher number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased to 2,783,000 fully-implemented subscribers and 2,908,000 contracted subscribers at June 30, 2012 compared to 2,486,000 fully-implemented subscribers and 2,586,000 contracted subscribers at June 30, 2011. “Contracted subscribers” include both those already implemented (2,783,000 and 2,486,000 at June 30, 2012 and 2011, respectively) and those in the process of implementation (125,000 and 100,000 at June 30, 2012 and 2011, respectively). Revenues from SimVentures, our collaborative arrangement with Laerdal Medical, increased by $244,000 and approximated $392,000 during the second quarter of 2012 compared to $148,000 during the second quarter of 2011. Revenues from project-based services increased by $696,000 compared to the prior year second quarter. Revenues for the second quarter of 2011 included approximately $305,000 of registration fees from our customer Summit.

Revenues for HealthStream Research decreased $60,000, or 0.9%, compared to the second quarter of 2011. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $289,000, or 6.5%, over the prior year second quarter. Revenues from other surveys, which are conducted on annual or bi-annual cycles, declined by $348,000, or 16.1%, compared to the prior year second quarter due to fewer survey engagements.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $2.5 million, or 33.1%, to $10.2 million for the three months ended June 30, 2012 from $7.6 million for the three months ended June 30, 2011. Cost of revenues as a percentage of revenues was 39.3% of revenues for the three months ended June 30, 2012 compared to 36.3% of revenues for the three months ended June 30, 2011. Cost of revenues for HealthStream Learning increased approximately $2.5 million to $7.0 million and approximated 36.4% and 31.4% of revenues for HealthStream Learning for the three months ended June 30, 2012 and 2011, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, increased personnel costs, and increased costs associated with project-based services. Cost of revenues for HealthStream Research increased approximately $45,000 to $3.1 million and approximated 48.1% and 47.0% of revenues for HealthStream Research for the three months ended June 30, 2012 and 2011, respectively. The increase in amount is primarily the result of additional costs associated with the growth in patient survey volume over the prior year second quarter.

Product Development. Product development expenses increased approximately $271,000, or 14.2%, to $2.2 million for the three months ended June 30, 2012 from $1.9 million for the three months ended June 30, 2011. Product development expenses as a percentage of revenues were 8.4% and 9.1% of revenues for the three months ended June 30, 2012 and 2011, respectively.

Product development expenses for HealthStream Learning increased approximately $212,000 and approximated 9.1% and 10.7% of revenues for HealthStream Learning for the three months ended June 30, 2012 and 2011, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year second quarter, while the increase in amount is due to additional personnel expenses associated with the maintenance of our platform, as well as working on new product development initiatives. Product development expenses for HealthStream Research increased approximately $59,000 and approximated 6.4% and 5.5% of revenues for HealthStream Research for the three months ended June 30, 2012 and 2011, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $322,000, or 7.4%, to $4.7 million for the three months ended June 30, 2012 from $4.4 million for the three months ended June 30, 2011. Sales and marketing expenses were 18.1% and 20.7% of revenues for the three months ended June 30, 2012 and 2011, respectively.

Sales and marketing expenses for HealthStream Learning increased $180,000 and approximated 16.3% and 20.5% of revenues for HealthStream Learning for the three months ended June 30, 2012 and 2011, respectively. This increase in amount was associated with additional personnel and related expenses, increased marketing spending, and increased commissions associated with higher sales performance compared to the prior year, and was partially offset by an expense decrease associated with the timing of our customer Summit, which occurred during the second quarter of 2011. Sales and marketing expenses for HealthStream Research increased approximately $144,000, and approximated 21.6% and 19.2% of revenues for HealthStream Research for the three months ended June 30, 2012 and 2011, respectively. The expense increase was primarily due to additional personnel and related expenses and increased commissions associated with higher sales performance compared to the prior year, but was partially offset by an expense decrease associated with the timing of our customer Summit.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $516,000, or 19.2%, to $3.2 million for the three months ended June 30, 2012 from $2.7 million for the three months ended June 30, 2011. Other general and administrative expenses as a percentage of revenues were 12.4% and 12.8% of revenues for the three months ended June 30, 2012 and 2011, respectively.

Other general and administrative expenses for HealthStream Learning increased $61,000 over the prior year second quarter primarily due to employee recruiting costs, while other general and administrative expenses for HealthStream Research decreased $78,000 compared to the prior year second quarter primarily due to lower personnel costs. The unallocated corporate portion of other general and administrative expenses increased $534,000 over the prior year second quarter, primarily associated with additional personnel, professional fees, stock based compensation expense, other general expenses, as well as one-time expenses associated with the acquisition of DCI.

Depreciation and Amortization. Depreciation and amortization increased approximately $217,000, or 16.1%, to $1.6 million for the three months ended June 30, 2012 from $1.4 million for the three months ended June 30, 2011. The increase primarily resulted from amortization of capitalized software development assets within HealthStream Learning and depreciation expense associated with leasehold improvements to our Nashville, Tennessee office space.

Other Income (Expense), Net. Other income, net was approximately $26,000 for the three months ended June 30, 2012 compared to a net expense of $4,000 for the three months ended June 30, 2011. The improvement is associated with income from investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of $1.6 million for the three months ended June 30, 2012 compared to $1.3 million for the three months ended June 30, 2011. The Company’s effective tax rate was 40.3% for the second quarter of 2012 compared to 41.0% for the second quarter of 2011. Actual tax payments will be substantially less than our income tax provision until we utilize our federal and state net operating loss carry-forwards of approximately $14.5 million and $12.6 million, respectively, at December 31, 2011, to offset taxable income.

Net Income. Net income increased approximately $597,000, or 32.6%, to $2.4 million for the three months ended June 30, 2012 from $1.8 million for the three months ended June 30, 2011. Earnings per diluted share were $0.09 per share for the three months ended June 30, 2012, compared to $0.08 per diluted share for the three months ended June 30, 2011. A key factor impacting the comparison of EPS (diluted) for the second quarter of 2012 to EPS (diluted) for the second quarter of 2011 was the effect of additional shares outstanding that were issued during the Company’s fourth quarter 2011 follow-on stock offering. The impact of the follow-on stock offering increased the outstanding share count by approximately 3.6 million shares for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock-based compensation, and depreciation and amortization) increased by 27.3% to approximately $5.9 million for the three months ended June 30, 2012 compared to $4.6 million for the three months ended June 30, 2011. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for our reconciliation of this calculation to measures under US GAAP.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues, net. Revenues increased approximately $10.0 million, or 25.2%, to $49.5 million for the six months ended June 30, 2012 from $39.6 million for the six months ended June 30, 2011. Revenues for 2012 consisted of $37.1 million, or 75% of total revenue, for HealthStream Learning and $12.4 million, or 25% of total revenue, for HealthStream Research. In 2011, revenues consisted of $27.4 million, or 69% of total revenue, for HealthStream Learning and $12.1 million, or 31% of total revenue, for HealthStream Research.

Revenues for HealthStream Learning increased $9.7 million, or 35.2%, over 2011. Revenues from our Internet-based subscription learning products increased by $7.8 million, or 29.8% over the prior year due to a higher number of subscribers and more courseware consumption by subscribers. Revenues from project-based services increased by $1.3 million compared to the prior year due to more engagements than the prior year. Revenues from SimVentures, our collaborative arrangement with Laerdal Medical, increased approximately $618,000 over the prior year.

Revenues for HealthStream Research increased $297,000, or 2.5%, over 2011. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $845,000, or 9.7%, over the prior year. Revenues from other surveys, which are conducted on annual or bi-annual cycles, declined by $548,000, or 16.0%, compared to the prior year due to fewer survey engagements.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $5.0 million, or 34.2%, to $19.7 million for the six months ended June 30, 2012 from $14.7 million for the six months ended June 30, 2011. Cost of revenues as a percentage of revenues was 39.9% of revenues for the six months ended June 30, 2012 compared to 37.2% of revenues for the six months ended June 30, 2011. Cost of revenues for HealthStream Learning increased approximately $4.7 million to $13.4 million and approximated 36.0% and 31.7% of revenues for HealthStream Learning for the six months ended June 30, 2012 and 2011, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, increased personnel expenses, and increased costs associated with project-based services. Cost of revenues for HealthStream Research increased approximately $355,000 to $6.4 million and approximated 51.3% and 49.6% of revenues for HealthStream Research for the six months ended June 30, 2012 and 2011, respectively. The increase in amount is primarily the result of additional costs associated with the growth in patient survey volume over the prior year.

Product Development. Product development expenses increased approximately $353,000, or 9.6%, to $4.1 million for the six months ended June 30, 2012 from $3.7 million for the six months ended June 30, 2011. Product development expenses as a percentage of revenues were 8.2% and 9.3% of revenues for the six months ended June 30, 2012 and 2011, respectively.

Product development expenses for HealthStream Learning increased approximately $274,000 and approximated 8.7% and 10.8% of revenues for HealthStream Learning for the six months ended June 30, 2012 and 2011, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year, while the increase in amount is due to additional personnel expenses associated with the maintenance of our platform, as well as working on new product development initiatives. Product development expenses for HealthStream Research increased approximately $79,000 and approximated 6.6% and 6.1% of revenues for HealthStream Research for the six months ended June 30, 2012 and 2011, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $2.3 million, or 29.9%, to $10.2 million for the six months ended June 30, 2012 from $7.9 million for the six months ended June 30, 2011. Sales and marketing expenses were 20.6% and 19.9% of revenues for the six months ended June 30, 2012 and 2011, respectively.

Sales and marketing expenses for HealthStream Learning increased $2.0 million and approximated 19.5% and 19.0% of revenues for HealthStream Learning for the six months ended June 30, 2012 and 2011, respectively. This expense increase is primarily due to additional personnel and related expenses, increased travel expenses, increased marketing spending, increased expenses for our annual customer Summit, and increased commissions associated with higher sales performance compared to the prior year. Sales and marketing expenses for HealthStream Research increased approximately $325,000, and approximated 22.3% and 20.1% of revenues for HealthStream Research for the six months ended June 30, 2012 and 2011, respectively. The expense increase was primarily due to additional personnel and related expenses.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $793,000, or 15.2%, to $6.0 million for the six months ended June 30, 2012 from $5.2 million for the six months ended June 30, 2011. Other general and administrative expenses as a percentage of revenues were 12.2% and 13.2% of revenues for the six months ended June 30, 2012 and 2011, respectively.

Other general and administrative expenses for HealthStream Learning increased $101,000 over the prior year period primarily due to employee recruiting costs, while other general and administrative expenses for HealthStream Research decreased $170,000 compared to the prior year period primarily due to lower personnel costs. The unallocated corporate portion of other general and administrative expenses increased $861,000 over the prior year period, primarily associated with additional personnel, professional fees, stock based compensation expense, other general expenses, as well as one-time expenses associated with the acquisition of DCI.

Depreciation and Amortization. Depreciation and amortization increased approximately $709,000, or 29.6%, to $3.1 million for the six months ended June 30, 2012 from $2.4 million for the six months ended June 30, 2011. The increase primarily resulted from amortization of capitalized software development assets within HealthStream Learning and depreciation expense associated with leasehold improvements to our Nashville, Tennessee office space.

Other Income (Expense), Net. Other income, net was approximately $45,000 for the six months ended June 30, 2012 compared to $16,000 for the six months ended June 30, 2011. The improvement over the prior year was associated with higher interest income from investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of $2.6 million for the six months ended June 30, 2012 compared to $2.3 million for the six months ended June 30, 2011. The Company’s effective tax rate was 40.1% for 2012 compared to 41.0% for 2011.

Net Income. Net income increased approximately $491,000, or 14.6%, to $3.8 million for the six months ended June 30, 2012 from $3.4 million for the six months ended June 30, 2011. Earnings per diluted share were $0.14 per share for both the six months ended June 30, 2012 and 2011. A key factor impacting the comparison of EPS (diluted) for the first six months of 2012 to EPS (diluted) for the first six months of 2011 was the effect of additional shares outstanding that were issued during the Company’s fourth quarter 2011 follow-on stock offering. The impact of the follow-on stock offering increased the outstanding share count by approximately 3.6 million shares for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Adjusted EBITDA increased by 18.8% to approximately $10.0 million for the six months ended June 30, 2012 compared to $8.4 million for the six months ended June 30, 2011. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for our reconciliation of this calculation to measures under US GAAP.

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

Income before interest, income tax provision, stock based compensation expense, depreciation and amortization, or adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$2,427	$1,831	$3,847	$3,356
Interest income	(39)	(9)	(70)	(31)
Interest expense	13	13	25	22
Income tax provision	1,640	1,271	2,580	2,323
Stock based compensation expense	299	184	541	374
Depreciation and amortization	1,572	1,355	3,106	2,398

Adjusted EBITDA	$5,912	$4,645	$10,029	$8,442

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $8.9 million and $8.8 million during the six months ended June 30, 2012 and 2011, respectively. The Company’s primary sources of cash were receipts generated from the sales of our products and services. Days sales outstanding (“DSO”) which is calculated by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter, approximated 65 days for the second quarter of 2012 compared to 54 days for the second quarter of 2011 and 63 days for the first quarter of 2012. The increase in DSO is related to growth in accounts receivable balances and certain customers taking longer to pay us. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $59.2 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively. During 2012, the Company purchased $72.3 million of marketable securities, utilized $2.9 million (net of cash acquired) to acquire DCI, spent $2.0 million for capitalized software development, and purchased $2.0 million of property and equipment. These uses of cash were partially offset by maturities of marketable securities of $20.0 million. During 2011, the Company purchased $4.7 million of marketable securities, spent $4.6 million for capitalized software development, and purchased $1.8 million of property and equipment. These uses of cash were partially offset by maturities and sales of marketable securities of $8.4 million.

Cash provided by financing activities was approximately $0.7 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively. The primary source of cash from financing activities for 2012 and 2011 resulted from proceeds associated with the exercise of stock options.

Revenues increased and operating income improved over the prior year period, and our balance sheet reflects positive working capital of $85.2 million at June 30, 2012 compared to $78.6 million at December 31, 2011. The increase in working capital was primarily due to the cash generated from operations. The Company’s primary source of liquidity is $91.9 million of cash and cash equivalents and marketable securities. The Company also has a $20.0 million revolving credit facility loan agreement, all of which was available at June 30, 2012.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Over the past seven years, we have utilized our federal and state net operating loss carryforwards to offset taxable income. We anticipate our remaining net operating loss carryforwards could become fully utilized within the next 18 to 24 months. Our actual tax payments may increase significantly once the net operating loss carryforwards are fully utilized. As part of our growth strategy, we review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. The issuance of our stock as consideration for an acquisition could have a dilutive effect on earnings per share and could adversely affect our stock price. Because we have no material debt or outstanding borrowings under our revolving credit facility, our balance sheet is unleveraged. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. As of June 30, 2012, we believe we were in compliance with all covenants. The credit markets have been experiencing extreme volatility and disruption, and we cannot provide assurances that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of June 30, 2012, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $91.9 million at June 30, 2012. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $22,000.

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

PART II – OTHER INFORMATION

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

32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS* – XBRL Instance Document

101.1 SCH* – XBRL Taxonomy Extension Schema

101.1 CAL* – XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF* – XBRL Taxonomy Extension Definition Linkbase

101.1 LAB* – XBRL Taxonomy Extension Label Linkbase

101.1 PRE* – XBRL Taxonomy Extension Presentation Linkbase

*—	The XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

July 27, 2012	By:	/s/ GERARD M. HAYDEN, JR.
Gerard M. Hayden, Jr.
Chief Financial Officer

HEALTHSTREAM, INC.

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS*	XBRL Instance Document

101.1 SCH*	XBRL Taxonomy Extension Schema

101.1 CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF*	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB*	XBRL Taxonomy Extension Label Linkbase

101.1 PRE*	XBRL Taxonomy Extension Presentation Linkbase

*—	The XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.