Form 10-Q
period 2012-09-30
HEALTHSTREAM INC
filed 2012-10-30
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of October 22, 2012, there were 26,224,619 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,703	$76,904
Marketable securities – short-term	72,232	6,552
Accounts receivable, net of allowance for doubtful accounts of $124 and $149 at September 30, 2012 and December 31, 2011, respectively	15,766	16,014
Accounts receivable - unbilled	1,224	1,316
Deferred tax assets, current	1,013	5,080
Prepaid royalties, net of amortization	1,841	3,409
Other prepaid expenses and other current assets	2,163	1,804

Total current assets	117,942	111,079
Property and equipment:
Equipment	17,480	16,362
Leasehold improvements	4,997	4,170
Furniture and fixtures	3,195	2,545

	25,672	23,077
Less accumulated depreciation and amortization	(18,275)	(16,990)

	7,397	6,087

Marketable securities – long-term	—	5,996
Capitalized software development, net of accumulated amortization of $10,320 and $8,344 at September 30, 2012 and December 31, 2011, respectively	9,061	7,940
Goodwill	24,110	21,147
Intangible assets, net of accumulated amortization of $9,633 and $8,930 at September 30, 2012 and December 31, 2011, respectively	2,723	1,957
Other assets	625	31

Total assets	$161,858	$154,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$555	$2,585
Accrued liabilities	5,911	5,492
Accrued compensation and related expenses	740	1,612
Deferred revenue	23,899	22,759

Total current liabilities	31,105	32,448

Deferred tax liabilities, noncurrent	918	323
Other long term liabilities	858	551
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 26,190 and 25,896 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	156,612	154,409
Accumulated deficit	(27,663)	(33,487)
Accumulated other comprehensive income (loss)	28	(7)

Total shareholders’ equity	128,977	120,915

Total liabilities and shareholders’ equity	$161,858	$154,237

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues, net	$26,380	$20,618	$75,894	$60,175
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	10,804	7,915	30,546	22,623
Product development	2,278	1,946	6,328	5,644
Sales and marketing	4,423	3,810	14,637	11,674
Other general and administrative expenses	3,472	2,782	9,491	8,009
Depreciation and amortization	1,672	1,471	4,779	3,868

Total operating costs and expenses	22,649	17,924	65,781	51,818

Income from operations	3,731	2,694	10,113	8,357

Other income (expense), net	42	(8)	87	8

Income before income tax provision	3,773	2,686	10,200	8,365
Income tax provision	1,796	890	4,376	3,213

Net income	$1,977	$1,796	$5,824	$5,152

Earnings per share:
Basic	$0.08	$0.08	$0.22	$0.23

Diluted	$0.07	$0.08	$0.21	$0.22

Weighted average shares of common stock outstanding:
Basic	26,173	22,164	26,100	22,001

Diluted	27,591	23,496	27,476	23,272

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$1,977	$1,796	$5,824	$5,152

Other comprehensive income, net of taxes:
Unrealized gain on marketable securities	25	1	35	5

Total other comprehensive income	25	1	35	5

Comprehensive income	$2,002	$1,797	$5,859	$5,157

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2012

(In thousands)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at December 31, 2011	25,896	$154,409	$(33,487)	$(7)	$120,915
Net income	—	—	5,824	—	5,824
Other comprehensive income	—	—	—	35	35
Issuance of common stock in acquisition	22	575	—	—	575
Stock based compensation expense	—	837	—	—	837
Exercise of stock options	272	791	—	—	791

Balance at September 30, 2012	26,190	$156,612	$(27,663)	$28	$128,977

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$5,824	$5,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,779	3,868
Stock based compensation expense	837	597
Deferred income taxes	4,200	2,902
Provision for doubtful accounts	70	45
Changes in operating assets and liabilities, net of acquisition:
Accounts and unbilled receivables	451	(1,920)
Prepaid royalties	1,568	1,233
Other prepaid expenses and other current assets	(372)	(286)
Other assets	466	243
Accounts payable	(2,031)	(1,073)
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	(958)	(21)
Deferred revenue	768	3,748

Net cash provided by operating activities	15,602	14,488

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(2,904)	—
Proceeds from maturities of investments in marketable securities	35,125	8,130
Proceeds from sales of investments in marketable securities	—	2,221
Purchases of investments in marketable securities	(95,283)	(4,728)
Changes in other investments	(250)	—
Payments associated with capitalized software development	(3,097)	(5,199)
Purchases of property and equipment	(3,185)	(3,560)

Net cash used in investing activities	(69,594)	(3,136)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	791	1,020
Payments on capital lease obligations	—	(4)

Net cash provided by financing activities	791	1,016

Net (decrease) increase in cash and cash equivalents	(53,201)	12,368
Cash and cash equivalents at beginning of period	76,904	17,868

Cash and cash equivalents at end of period	$23,703	$30,236

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The balance sheet at December 31, 2011 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011 (included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2012).

2. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During the nine months ended September 30, 2012 and 2011, the Company recorded a provision for income taxes of $4.4 million and $3.2 million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2012 and 2011 was 42.9% and 38.4%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences. The increase in the Company’s effective tax rate during 2012 was due to several factors, including changes in estimated state apportionment factors, stock based compensation, and other permanent tax differences.

3. STOCK BASED COMPENSATION

The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options and restricted share units. During the nine months ended September 30, 2012, the Company issued 73,150 restricted share units with a weighted average grant date fair value of $23.13 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the nine months ended September 30, 2011, the Company granted 362,750 stock options with a weighted average grant date fair value of $4.67. The fair value of stock options granted during the nine months ended September 30, 2011 was estimated using the Black Scholes option pricing model, with the assumptions as follows:

Nine Months Ended September 30, 2011
Risk-free interest rate	1.05 – 2.39%
Expected dividend yield	0.0%
Expected life	5 – 7 years
Expected forfeiture rate	0 – 5%
Volatility	50%

Total stock based compensation expense recorded for the three and nine months ended September 30, 2012 and 2011, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues (excluding depreciation and amortization)	$11	$9	$32	$29
Product development	33	34	104	110
Sales and marketing	39	35	116	117
Other general and administrative	213	145	585	341

Total stock based compensation expense	$296	$223	$837	$597

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting are included in diluted earnings per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect, was approximately 0.1 million for both the three and nine months ended September 30, 2012, respectively, and approximately 0.1 million and 0.3 million for the three and nine months ended September 30, 2011, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$1,977	$1,796	$5,824	$5,152

Denominator:
Weighted-average shares outstanding	26,173	22,164	26,100	22,001
Effect of dilutive shares	1,418	1,332	1,376	1,271

Weighted-average diluted shares	27,591	23,496	27,476	23,272

Basic earnings per share	$0.08	$0.08	$0.22	$0.23

Diluted earnings per share	$0.07	$0.08	$0.21	$0.22

5. MARKETABLE SECURITIES

At September 30, 2012 and December 31, 2011, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	September 30, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1:
Mutual funds	$5,033	$44	$—	$5,077

Level 2:
Certificates of deposit	2,251	—	—	2,251
Municipal debt securities	2,500	—	—	2,500
Corporate debt securities	26,911	3	(21)	26,893
U.S. government securities	35,509	3	(1)	35,511

Subtotal	67,171	6	(22)	67,155

Total	$72,204	$50	$(22)	$72,232

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1:
Mutual funds	$2,504	$—	$—	$2,504

Level 2:
Corporate debt securities	2,038	—	(1)	2,037
U.S. government securities	8,013	—	(6)	8,007

Subtotal	10,051	—	(7)	10,044

Total	$12,555	$—	$(7)	$12,548

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of September 30, 2012, the Company does not consider any of its marketable securities to be other than temporarily impaired.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. BUSINESS COMBINATION

On June 29, 2012, the Company acquired all of the stock of Decision Critical, Inc. (DCI), an Austin, Texas based company that specializes in learning and competency management products for acute-care hospitals. The Company acquired DCI to further advance its suite of talent management solutions. The consideration paid for DCI consisted of approximately $3.4 million in cash and 22,124 shares of our common stock. Also, the Company may make additional payments of up to $300,000, contingent upon achievement of certain financial targets and business outcomes. The Company incurred approximately $165,000 in transaction costs associated with the DCI acquisition. In allocating the purchase price, the Company recorded approximately $2.9 million of goodwill, $1.5 million of identifiable intangible assets, $346,000 of net tangible assets and $595,000 of deferred tax liabilities. The net tangible assets include deferred revenue, which in accordance with US GAAP, was adjusted down from a book value $573,000 to an estimated fair value of $373,000. The deferred revenue recorded represents the estimated fair value of the contractual obligation assumed as of the acquisition date. The $200,000 write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services. The allocation of purchase price is preliminary and may be subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of intangible assets, goodwill and deferred revenue. The results of operations for DCI have been included in the Company’s condensed consolidated financial statements from the date of acquisition.

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The following is the Company’s business segment information as of and for the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Learning	$20,341	$14,805	$57,444	$42,248
Research	6,039	5,813	18,450	17,927

Total net revenue	$26,380	$20,618	$75,894	$60,175

Income from operations
Learning	$6,424	$4,649	$17,289	$13,124
Research	430	504	1,625	1,977
Unallocated	(3,123)	(2,459)	(8,801)	(6,744)

Total income from operations	$3,731	$2,694	$10,113	$8,357

	September 30, 2012	December 31, 2011
Segment assets *
Learning	$32,274	$27,322
Research	25,162	26,088
Unallocated	104,422	100,827

Total assets	$161,858	$154,237

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

8. COLLABORATIVE ARRANGEMENT

The Company participates in a collaborative arrangement, SimVenturesTM, with Laerdal Medical A/S (Laerdal Medical). The Company receives 50 percent of the profits or losses generated from this collaborative arrangement. For the nine months ended September 30, 2012, the Company has recorded approximately $1.2 million of revenues and $1.3 million of expenses related to the collaborative arrangement. For the nine months ended September 30, 2011, the Company recorded $0.5 million of revenues and $0.9 million of expenses related to the collaborative arrangement. The Company has also recorded approximately $1.0 million of capitalized software development for SimVentures during 2012.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. CONTENT RIGHTS AND DEFERRED SERVICE CREDITS

During 2012, the Company entered into a renewal agreement with a customer in which the Company was provided continued rights to distribute and resell courseware owned by the customer. In exchange for the receipt of an exclusive license to distribute and resell this courseware, the Company has provided, and will continue to provide, the customer with service credits that can be exchanged for future purchases of the Company’s products and services. The value assigned to the content rights and the deferred service credits was $500,000, which represents the estimated fair value of the assets relinquished. The content rights are classified within other prepaid expenses and other assets, and the deferred service credits are classified within accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets.

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

10. SUBSEQUENT EVENT

On October 19, 2012, the Company acquired all of the stock of Sy.Med Development, Inc., (Sy.Med) a Brentwood, Tennessee based company that specializes in credentialing related software products for healthcare providers. The Company acquired Sy.Med to further advance its suite of talent management solutions. The consideration paid for Sy.Med consisted of approximately $7.1 million in cash and 34,060 shares of our common stock, as well as a working capital adjustment payment of approximately $180,000. The Company may make additional payments of up to $1.5 million, contingent upon achievement of certain financial targets and business outcomes over the next two years. The Company does not expect the acquisition of Sy.Med to have a material impact on its consolidated financial statements.

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

Key financial indicators for the third quarter of 2012 include:

•	Revenues of $26.4 million in the third quarter of 2012, up 28% from revenues of $20.6 million in the third quarter of 2011

•	Operating income of $3.7 million in the third quarter of 2012, up 39% from operating income of $2.7 million in the third quarter of 2011

•

Net income of $2.0 million in the third quarter of 2012, up 10% from net income of $1.8 million in the third quarter of 2011, and earnings per share (EPS) of $0.07 per share in the third quarter of 2012, compared to EPS of $0.08 per share in the third quarter of 2011

•	Adjusted EBITDA(1) of $5.7 million in the third quarter of 2012, up 30% from $4.4 million in the third quarter of 2011

(1)	– Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income is included in this report.

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

Business Combination

On June 29, 2012, the Company acquired all of the stock of Decision Critical, Inc. (DCI), an Austin, Texas based company that specializes in learning and competency management products for acute-care hospitals. The Company acquired DCI to further advance its suite of talent management solutions. The consideration paid for DCI consisted of approximately $3.4 million in cash and 22,124 shares of our common stock. Also, the Company may make additional payments of up to $300,000, contingent upon achievement of certain financial targets and business outcomes. In allocating the purchase price, the Company recorded approximately $2.9 million of goodwill, $1.5 million of identifiable intangible assets, $346,000 of net tangible assets and $595,000 of deferred tax liabilities. The net tangible assets include deferred revenue, which in accordance with US GAAP, was adjusted down from a book value $573,000 to an estimated fair value of $373,000. The deferred revenue recorded represents the estimated fair value of the contractual obligation assumed as of the acquisition date. The $200,000 write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services (See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a summary of the deferred revenue write-down impact on the 2012 financial results). The allocation of purchase price is preliminary and may be subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of intangible assets, goodwill and deferred revenue. The results of operations for DCI have been included in the Company’s condensed consolidated financial statements from the date of acquisition.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues, net. Revenues increased approximately $5.8 million, or 27.9%, to $26.4 million for the three months ended September 30, 2012 from $20.6 million for the three months ended September 30, 2011. Revenues for 2012 consisted of $20.4 million, or 77% of total revenue, for HealthStream Learning and $6.0 million, or 23% of total revenue, for HealthStream Research. In 2011, revenues consisted of $14.8 million, or 72% of total revenue, for HealthStream Learning and $5.8 million, or 28% of total revenue, for HealthStream Research.

Revenues for HealthStream Learning increased $5.5 million, or 37.4%, over the third quarter of 2011. Revenues from our Internet-based subscription learning products increased by $4.9 million, or 34.9%, over the prior year third quarter due to a higher number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased to 2,869,000 fully-implemented subscribers and 2,975,000 contracted subscribers at September 30, 2012 compared to 2,536,000 fully-implemented subscribers and 2,653,000 contracted subscribers at September 30, 2011. “Contracted subscribers” include both those already implemented (2,869,000 and 2,536,000 at September 30, 2012 and 2011, respectively) and those in the process of implementation (106,000 and 117,000 at September 30, 2012 and 2011, respectively). Revenues from SimVentures, our collaborative arrangement with Laerdal Medical, increased by $98,000 and approximated $419,000 during the third quarter of 2012 compared to $321,000 during the third quarter of 2011. Revenues from project-based services increased by $503,000 compared to the prior year third quarter.

Revenues for HealthStream Research increased $227,000, or 3.9%, over the third quarter of 2011. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $371,000, or 8.2%, over the prior year third quarter. Revenues from other surveys, which are conducted on annual or bi-annual cycles, declined by $144,000, or 11.4%, compared to the prior year third quarter due to fewer survey engagements.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $2.9 million, or 36.5%, to $10.8 million for the three months ended September 30, 2012 from $7.9 million for the three months ended September 30, 2011. Cost of revenues as a percentage of revenues was 41.0% of revenues for the three months ended September 30, 2012 compared to 38.4% of revenues for the three months ended September 30, 2011. Cost of revenues for HealthStream Learning increased approximately $2.7 million to $7.5 million and approximated 37.0% and 32.5% of revenues for HealthStream Learning for the three months ended September 30, 2012 and 2011, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, increased personnel costs, and increased costs associated with project-based services. Cost of revenues for HealthStream Research increased approximately $164,000 to $3.3 million and approximated 54.2% and 53.5% of revenues for HealthStream Research for the three months ended September 30, 2012 and 2011, respectively. The increase in amount is primarily the result of additional costs associated with the growth in patient survey volume over the prior year third quarter.

Product Development. Product development expenses increased approximately $331,000, or 17.0%, to $2.3 million for the three months ended September 30, 2012 from $2.0 million for the three months ended September 30, 2011. Product development expenses as a percentage of revenues were 8.6% and 9.4% of revenues for the three months ended September 30, 2012 and 2011, respectively.

Product development expenses for HealthStream Learning increased approximately $355,000 and approximated 9.2% and 10.3% of revenues for HealthStream Learning for the three months ended September 30, 2012 and 2011, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year third quarter, while the increase in amount is due to additional personnel expenses associated with the maintenance of our platform, as well as working on new product development initiatives. Product development expenses for HealthStream Research decreased approximately $24,000 and approximated 6.7% and 7.3% of revenues for HealthStream Research for the three months ended September 30, 2012 and 2011, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $613,000, or 16.1%, to $4.4 million for the three months ended September 30, 2012 from $3.8 million for the three months ended September 30, 2011. Sales and marketing expenses were 16.8% and 18.5% of revenues for the three months ended September 30, 2012 and 2011, respectively.

Sales and marketing expenses for HealthStream Learning increased $387,000 and approximated 15.0% and 18.0% of revenues for HealthStream Learning for the three months ended September 30, 2012 and 2011, respectively. This increase in amount was associated with additional personnel and related expenses and increased commissions associated with higher sales performance compared to the prior year. Sales and marketing expenses for HealthStream Research increased approximately $229,000, and approximated 21.3% and 18.2% of revenues for HealthStream Research for the three months ended September 30, 2012 and 2011, respectively. The expense increase was primarily due to additional personnel and related expenses and increased commissions associated with higher sales performance compared to the prior year.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $690,000, or 24.8%, to $3.5 million for the three months ended September 30, 2012 from $2.8 million for the three months ended September 30, 2011. Other general and administrative expenses as a percentage of revenues were 13.2% and 13.5% of revenues for the three months ended September 30, 2012 and 2011, respectively.

Other general and administrative expenses for HealthStream Learning increased $200,000 over the prior year third quarter primarily due to employee recruiting costs and other support costs, while other general and administrative expenses for HealthStream Research decreased $67,000 compared to the prior year third quarter primarily due to lower personnel costs. The unallocated corporate portion of other general and administrative expenses increased $557,000 over the prior year third quarter, primarily associated with additional personnel, professional fees, stock based compensation expense, rent, franchise taxes, and other general expenses.

Depreciation and Amortization. Depreciation and amortization increased approximately $201,000, or 13.7%, to $1.7 million for the three months ended September 30, 2012 from $1.5 million for the three months ended September 30, 2011. The increase primarily resulted from amortization of capitalized software development assets and DCI intangible assets within HealthStream Learning and higher depreciation expense associated with leasehold improvements to our Nashville, Tennessee office space.

Other Income (Expense), Net. Other income, net was approximately $42,000 for the three months ended September 30, 2012 compared to a net expense of $8,000 for the three months ended September 30, 2011. The improvement is associated with income from investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of $1.8 million for the three months ended September 30, 2012 compared to $890,000 for the three months ended September 30, 2011. The Company’s effective tax rate was 47.6% for the third quarter of 2012 compared to 33.1% for the third quarter of 2011. The increase in the effective tax rate compared to the prior year third quarter was due to several factors, including changes in estimated state apportionment factors, stock based compensation, and other permanent tax differences.

Net Income. Net income increased approximately $181,000, or 10.1%, to $2.0 million for the three months ended September 30, 2012 from $1.8 million for the three months ended September 30, 2011. Earnings per diluted share were $0.07 per share for the three months ended September 30, 2012, compared to $0.08 per diluted share for the three months ended September 30, 2011. A key factor impacting the comparison of EPS (diluted) for the third quarter of 2012 to EPS (diluted) for the third quarter of 2011 was the effect of additional shares of the Company’s common stock outstanding that were issued during the Company’s fourth quarter 2011 stock offering. The impact of the stock offering increased the outstanding share count by approximately 3.6 million shares for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock-based compensation, and depreciation and amortization) increased by 30.0% to approximately $5.7 million for the three months ended September 30, 2012 compared to $4.4 million for the three months ended September 30, 2011. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for our reconciliation of this calculation to measures under US GAAP.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues, net. Revenues increased approximately $15.7 million, or 26.1%, to $75.9 million for the nine months ended September 30, 2012 from $60.2 million for the nine months ended September 30, 2011. Revenues for 2012 consisted of $57.4 million, or 76% of total revenue, for HealthStream Learning and $18.5 million, or 24% of total revenue, for HealthStream Research. In 2011, revenues consisted of $42.3 million, or 70% of total revenue, for HealthStream Learning and $17.9 million, or 30% of total revenue, for HealthStream Research.

Revenues for the first nine months of 2012 for HealthStream Learning increased $15.2 million, or 36.0%, over the first nine months of 2011. Revenues from our Internet-based subscription learning products increased by $12.7 million, or 31.6% over the prior year period due to a higher number of subscribers and more courseware consumption by subscribers. Revenues from project-based services increased by $1.8 million compared to the prior year period due to more engagements than the prior year. Revenues from SimVentures, our collaborative arrangement with Laerdal Medical, increased approximately $716,000 over the prior year period.

Revenues for HealthStream Research increased $524,000, or 2.9%, over 2011. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $1.2 million, or 9.2%, over the prior year. Revenues from other surveys, which are conducted on annual or bi-annual cycles, declined by $692,000, or 14.7%, compared to the prior year due to fewer survey engagements.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $7.9 million, or 35.0%, to $30.5 million for the nine months ended September 30, 2012 from $22.6 million for the nine months ended September 30, 2011. Cost of revenues as a percentage of revenues was 40.2% of revenues for the nine months ended September 30, 2012 compared to 37.6% of revenues for the nine months ended September 30, 2011. Cost of revenues for HealthStream Learning increased approximately $7.4 million to $20.1 million and approximated 36.4% and 32.0% of revenues for HealthStream Learning for the nine months ended September 30, 2012 and 2011, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, increased personnel expenses, and increased costs associated with project-based services. Cost of revenues for HealthStream Research increased approximately $519,000 to $9.6 million and approximated 52.3% and 50.9% of revenues for HealthStream Research for the nine months ended September 30, 2012 and 2011, respectively. The increase in amount is primarily the result of additional costs associated with the growth in patient survey volume over the prior year.

Product Development. Product development expenses increased approximately $684,000, or 12.1%, to $6.3 million for the nine months ended September 30, 2012 from $5.6 million for the nine months ended September 30, 2011. Product development expenses as a percentage of revenues were 8.3% and 9.4% of revenues for the nine months ended September 30, 2012 and 2011, respectively.

Product development expenses for HealthStream Learning increased approximately $629,000 and approximated 8.9% and 10.6% of revenues for HealthStream Learning for the nine months ended September 30, 2012 and 2011, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year period, while the increase in amount is due to additional personnel expenses associated with the maintenance of our platform, as well as working on new product development initiatives. Product development expenses for HealthStream Research increased approximately $55,000 and approximated 6.6% and 6.5% of revenues for HealthStream Research for the nine months ended September 30, 2012 and 2011, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $2.9 million, or 25.4%, to $14.6 million for the nine months ended September 30, 2012 from $11.7 million for the nine months ended September 30, 2011. Sales and marketing expenses were 19.3% and 19.4% of revenues for the nine months ended September 30, 2012 and 2011, respectively.

Sales and marketing expenses for HealthStream Learning increased approximately $2.4 million and approximated 17.9% and 18.6% of revenues for HealthStream Learning for the nine months ended September 30, 2012 and 2011, respectively. This expense increase is primarily due to additional personnel and related expenses, increased travel expenses, increased marketing spending, increased expenses for our annual customer Summit, and increased commissions associated with higher sales performance compared to the prior year period. Sales and marketing expenses for HealthStream Research increased approximately $553,000, and approximated 22.0% and 19.5% of revenues for HealthStream Research for the nine months ended September 30, 2012 and 2011, respectively. The expense increase was primarily due to additional personnel and related expenses and increased commissions.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.5 million, or 18.5%, to $9.5 million for the nine months ended September 30, 2012 from $8.0 million for the nine months ended September 30, 2011. Other general and administrative expenses as a percentage of revenues were 12.5% and 13.3% of revenues for the nine months ended September 30, 2012 and 2011, respectively.

Other general and administrative expenses for HealthStream Learning increased $302,000 over the prior year period primarily due to employee recruiting costs, rent, and other support costs, while other general and administrative expenses for HealthStream Research decreased $237,000 compared to the prior year period primarily due to lower personnel costs. The unallocated corporate portion of other general and administrative expenses increased $1.4 million over the prior year period, primarily associated with additional personnel, professional fees, stock based compensation expense, rent, franchise taxes, and other general expenses, as well as one-time expenses associated with the acquisition of DCI.

Depreciation and Amortization. Depreciation and amortization increased approximately $911,000, or 23.5%, to $4.8 million for the nine months ended September 30, 2012 from $3.9 million for the nine months ended September 30, 2011. The increase primarily resulted from amortization of capitalized software development assets and DCI intangible assets within HealthStream Learning and depreciation expense associated with leasehold improvements to our Nashville, Tennessee office space.

Other Income (Expense), Net. Other income, net was approximately $87,000 for the nine months ended September 30, 2012 compared to $8,000 for the nine months ended September 30, 2011. The improvement over the prior year period was associated with higher interest income from investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of $4.4 million for the nine months ended September 30, 2012 compared to $3.2 million for the nine months ended September 30, 2011. The Company’s effective tax rate was 42.9% for 2012 compared to 38.4% for 2011. The increase in the effective tax rate primarily resulted from changes in certain state apportionment factor estimates, which resulted in a higher proportion of income subject to taxation in those states and a reduction in our state operating loss carryforwards. We expect the full year 2012 effective tax rate to range between 41 and 44 percent, compared to the full year 2011 effective tax rate of 39%. Actual tax payments will be substantially less than our income tax provision until we utilize our federal and state net operating loss carry-forwards of approximately $14.5 million and $8.7 million, respectively, at December 31, 2011, to offset taxable income.

Net Income. Net income increased approximately $672,000, or 13.0%, to $5.8 million for the nine months ended September 30, 2012 from $5.2 million for the nine months ended September 30, 2011. Earnings per diluted share were $0.21 per share for the nine months ended September 30, 2012, compared to $0.22 per diluted share for the nine months ended September 30, 2011. A key factor impacting the comparison of EPS (diluted) for the first nine months of 2012 to EPS (diluted) for the first nine months of 2011 was the effect of additional shares of the Company’s common stock outstanding that were issued during the Company’s fourth quarter 2011 stock offering. The impact of the stock offering increased the outstanding share count by approximately 3.6 million shares for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Adjusted EBITDA increased by 22.6% to approximately $15.7 million for the nine months ended September 30, 2012 compared to $12.8 million for the nine months ended September 30, 2011. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for our reconciliation of this calculation to measures under US GAAP.

Reconciliation of Non-GAAP Financial Measures

This report contains certain non-GAAP financial measures, including, non-GAAP net income, non-GAAP operating income, non-GAAP revenue and adjusted EBITDA, which are used by management in analyzing its financial results and ongoing operational performance. These non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance which are prepared in accordance with US GAAP and may be different from non-GAAP financial measures used by other companies.

In order to better assess the Company’s financial results, management believes that adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for non-cash and non-operating items. Adjusted EBITDA is also used by many investors and securities analysts to assess the Company’s results from current operations. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure of financial performance under US GAAP. Because adjusted EBITDA is not a measurement determined in accordance with US GAAP, it is susceptible to varying calculations. Accordingly, adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

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

As discussed elsewhere in this report, the Company completed the acquisition of DCI during June 2012. In accordance with US GAAP reporting requirements for fair value, we recorded a deferred revenue write-down of approximately $200,000. This write-down will result in lower revenues than would have otherwise been recognized for such services.

In order to provide more accurate trends and comparisons of the Company’s revenues, operating income, and net income, management believes that adding back the deferred revenue write-down associated with fair value accounting for acquired businesses provides a better indication of the ongoing performance of the Company. The revenue for the acquired contracts is deferred and typically recognized over a one year period, so our US GAAP revenues for the one year period after the acquisition will not reflect the full amount of revenues that would have been reported if the acquired deferred revenue was not written down to fair value.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
GAAP net income	$1,977	$1,796	$5,824	$5,152
Interest income	(53)	(5)	(123)	(36)
Interest expense	13	13	38	35
Income tax provision	1,796	890	4,376	3,213
Stock based compensation expense	296	223	837	597
Depreciation and amortization	1,672	1,471	4,779	3,868

Adjusted EBITDA	$5,702	$4,388	$15,731	$12,829

GAAP revenues	$26,380	$20,618	$75,894	$60,175
Adjustment for deferred revenue write-down	92	—	92	—

Non-GAAP revenues	$26,472	$20,618	$75,986	$60,175

GAAP operating income	$3,731	$2,694	$10,113	$8,357
Adjustment for deferred revenue write-down	92	—	92	—

Non-GAAP operating income	$3,823	$2,694	$10,205	$8,357

GAAP net income	$1,977	$1,796	$5,824	$5,152
Adjustment for deferred revenue write-down, net of tax	53	—	53	—

Non-GAAP net income	$2,030	$1,796	$5,877	$5,152

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $15.6 million and $14.5 million during the nine months ended September 30, 2012 and 2011, respectively. The Company’s primary sources of cash were receipts generated from the sales of our products and services. Days sales outstanding (“DSO”) which is calculated by dividing the accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter, approximated 55 days for the third quarter of 2012 compared to 59 days for the third quarter of 2011. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $69.6 million and $3.1 million for the nine months ended September 30, 2012 and 2011, respectively. During 2012, the Company purchased $95.3 million of marketable securities, utilized $2.9 million (net of cash acquired) to acquire DCI, spent $3.1 million for capitalized software development, purchased $3.2 million of property and equipment, and made $0.3 million in other investments. These uses of cash were partially offset by maturities of marketable securities of $35.1 million. During 2011, the Company purchased $4.7 million of marketable securities, spent $5.2 million for capitalized software development, and purchased $3.6 million of property and equipment. These uses of cash were partially offset by maturities and sales of marketable securities of $10.4 million.

Cash provided by financing activities was approximately $791,000 and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively. The primary source of cash from financing activities for 2012 and 2011 resulted from proceeds associated with the exercise of stock options.

Revenues increased and operating income improved over the prior year period, and our balance sheet reflects positive working capital of $86.8 million at September 30, 2012 compared to $78.6 million at December 31, 2011. The increase in working capital was primarily due to the cash generated from operations. The Company’s primary source of liquidity is $95.9 million of cash and cash equivalents and marketable securities. The Company also has a $20.0 million revolving credit facility loan agreement, all of which was available at September 30, 2012.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Over the past seven years, we have utilized our federal and state net operating loss carryforwards to offset taxable income. We anticipate our remaining net operating loss carryforwards will become fully utilized within the next 12 months. Our actual tax payments may increase significantly once the net operating loss carryforwards are fully utilized. As part of our growth strategy, we review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. The issuance of our stock as consideration for an acquisition could have a dilutive effect on earnings per share and could adversely affect our stock price. Because we have no material debt or outstanding borrowings under our revolving credit facility, our balance sheet is unleveraged. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. As of September 30, 2012, we believe we were in compliance with all covenants. The credit markets have been experiencing extreme volatility and disruption, and we cannot provide assurances that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of September 30, 2012, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $95.9 million at September 30, 2012. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $28,000.

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

HEALTHSTREAM, INC.

October 30, 2012	By:	/s/ GERARD M. HAYDEN, JR.
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