Form 10-K
period 2012-12-31
HEALTHSTREAM INC
filed 2013-03-01
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the NASDAQ Global Select Market on June 29, 2012 was approximately $509 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 26, 2013, there were 26,373,013 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Item 1. Business

OVERVIEW AND HISTORY

HealthStream, Inc. (HealthStream or the Company) provides Internet-based learning, talent management, and research solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Our learning and talent management products are used by healthcare organizations to meet a broad range of their training, certification, competency assessment, performance appraisal, and development needs, while our research products provide our customers information about patients’ experiences, workforce engagement, physician relations, and community perceptions of their services. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. Our customer base includes approximately 3,000 healthcare organizations (predominately acute-care facilities) throughout all 50 states.

Our core learning and talent management product is the HealthStream Learning CenterTM (HLC), which is delivered on our proprietary platform provided via a software-as-a-service (SaaS) model on the Internet. At December 31, 2012, HealthStream had approximately 3.1 million contracted, primarily hospital-based subscribers to the HLC, which include 2.94 million subscribers already implemented and 162,000 subscribers in the process of implementation. We deliver educational activities and training courseware to our customers through the HLC, while we deliver competency management and performance appraisal tools through the HealthStream Competency Center and HealthStream Performance Center, respectively, on our SaaS-based platform. Our research products and service offerings include quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, physicians, employees, and members of the community. Our core research product is the Patient Insights™ survey, which accounted for approximately 78 percent of our research product business, based on revenue, during 2012.

As we place greater emphasis on offering our customers new and innovative ways of assessing and developing their workforces, simulation is becoming a growing part of our product portfolio. In June 2010, we announced a collaborative arrangement with Laerdal Medical A/S (Laerdal Medical), a leader in healthcare simulation, to provide a suite of products for distributing training simulations and scenarios directly over the Internet and managing simulation centers worldwide. SimStore®, which allows simulation customers to sample, license, and download scenarios directly to simulators over the Internet, was launched in the first quarter of 2011. SimManager, an application for managing simulation centers, shares the same platform with our HLC, and was launched in early 2012. We have a long-term relationship with Laerdal Medical and have been a distributor of its HeartCodeTM product line for the last seven years. HeartCodeTM uses task based manikins that assist healthcare professionals in studying, training, and testing for what is commonly known as cardiopulmonary resuscitation (CPR) certification.

Headquartered in Nashville, Tennessee, the Company was incorporated in 1990 and began providing its Internet-based solutions in 1999 and its survey and research solutions in 2005. Including additional offices in Laurel, Maryland, Brentwood, Tennessee, and Austin, Texas, HealthStream had 496 full-time and 91 part-time employees as of December 31, 2012. HealthStream has evolved from a company with an initial focus on technology-based training to a company providing outcomes-focused learning, talent management, and research solutions to the nation’s healthcare providers.

INDUSTRY BACKGROUND

According to the deputy director of the National Health Statistics Group at the Centers for Medicare and Medicaid Services (CMS), spending in the healthcare industry reached approximately $2.59 trillion in 2010, or 17.9% of the U.S. gross domestic product. Hospital care expenditures accounted for approximately 31.4% of the $2.59 trillion industry. According to the Bureau of Labor Statistics, approximately 17.2 million professionals are employed in the healthcare segment of the domestic economy, with approximately 5.0 million employed in acute-care hospitals, our primary target market for our learning, talent management, and research products. As of December 31, 2012, approximately 3.1 million healthcare professionals were subscribers to our Internet-based HLC platform, which include 2.94 million subscribers already implemented and 162,000 subscribers in the process of implementation.

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

HEALTHSTREAM’S SOLUTIONS

HealthStream’s products and services are organized into two segments—HealthStream Learning & Talent Management (formerly referenced as HealthStream Learning) and HealthStream Research—that collectively help healthcare organizations meet their ongoing training, education, assessment, competency management, and compliance needs. We provide our learning, talent management, and research solutions to a wide range of customers within the healthcare industry.

HealthStream Learning & Talent Management—Within HealthStream Learning & Talent Management, we bring training, assessment, talent development, and talent management solutions together with administrative and management tools on our platform through our HLC, HCC, and HPC. We also offer a more streamlined version of the HLC, HealthStream Express™, along with HealthStream Connect, a content delivery platform that is designed for the singular purpose of allowing access to our extensive content libraries. These content libraries allow HLC customers to subscribe to a wide array of additional courseware. Additionally, through our Hospital Direct capability—also on our platform, medical device companies can offer online training support for their products and sponsor continuing education directly to healthcare workers.

Our learning management system supports healthcare administrators in configuring training to meet the precise needs of various groups of employees, modifying training materials, and documenting training completion. As of December 31, 2012, 3.1 million healthcare professionals had contracted subscriptions for our Internet-based HLC services, which include 2.94 million subscribers already implemented and 162,000 subscribers in the process of implementation. Pricing for the HLC is subscription based, with fees based on the number of subscribers, courseware provided, and other factors. We offer training, implementation, and account management services to facilitate adoption of our products. Fees for training are based on the time and efforts of the personnel involved. Implementation fees vary based on the size, scope, and complexity of the project. Offered via a SaaS model, our Internet-based platform and our courseware are hosted in a central data center that allows authorized subscribers Internet access to our services, thereby eliminating the need for onsite local implementations of installed learning management products.

Other Applications on our Platform—In addition to the HLC, we offer an array of other applications on our platform, each serving a unique function for hospitals and health systems. Each application on our platform is SaaS-based and has its own value proposition and revenue stream.

•

The Authoring Center is a platform extension that provides healthcare organizations the capability to create Internet-based courses by moving their existing course material online or self-authoring new material and electively sharing these materials with our other customers through a courseware exchange. We also offer Authoring Pro, an upgraded product which includes a licensed image library, as an additional subscription to this product. Team Author, a collaborative authoring application, was launched in 2012. Pricing for these products is subscription based, with fees based on the number of subscribers and level of penetration of services within the customer organization.

•

The HealthStream Competency Center™ (HCC) is our SaaS-based platform extension for competency management for healthcare organizations, which provides customers tools to assess competency and appraise performance. Competency assessment is a requirement of hospitals and healthcare organizations for maintaining accreditation based on requirements from The Joint Commission to evaluate, document, and report performance competencies. We believe that the HCC offers an effective means of determining which competencies are associated with each position and evaluating and documenting competency assessments.

•

The HealthStream Performance Center™ (HPC) is our SaaS-based platform extension for performance management for healthcare organizations, which provides an automated, paperless performance appraisal process. The HPC was launch in March of 2012. We believe the HPC offers an effective means of streamlining the performance appraisal process, which tends to increase completion rates and consistency with all aspects of hospitals’ workforce appraisal processes.

•

SimCenter®—which is a suite of applications—was announced in January 2011. We formed a collaborative arrangement, named SimVentures, with Laerdal Medical in 2010 to offer products and services aimed at accelerating the global adoption of simulation-based learning by healthcare providers with a focus on improving clinical competencies and patient outcomes. The venture offers healthcare organizations and medical and nursing schools worldwide a range of fully integrated SaaS applications that accelerate development and distribution of simulation content; enable enterprise-wide management of simulation centers, simulators, and programs; and support assessment of the effectiveness of simulation training as part of complete curricula. SimStore®, one segment of our collaborative arrangement with Laerdal, began operations in the first quarter of 2011 and our new simulation management platform, SimManager, was launched in early 2012. SimView, our new debriefing system for simulation-based training, also was launched in early 2012.

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

HealthStream Research—HealthStream Research complements HealthStream Learning & Talent Management’s product and service offerings by providing hospital-based customers with Patient Insights™, Employee Insights™, Physician Insights™, and Community Insights™ surveys, data analyses of survey results, and other research-based measurement tools. Our services are designed to provide thorough analyses with insightful recommendations for change; benchmarking capability using our comprehensive databases; and consulting services to identify solutions for our customers based on their survey results. Clients are able to access and analyze their survey results data through Insights Online™, our secure web-based reporting platform. Our survey and research solutions focus on providing statistically valid data to assist our customers with their decision making related to their organization’s performance improvement objectives. In addition to collecting and reporting data, we provide analysis and consulting to help customers understand their survey results and the underlying impact on their business. It is with this insight that healthcare organizations are able to develop plans for improved performance that can be delivered through our learning solutions. Pricing for these services is based on the survey type, delivery method, size of the survey instrument, sample size, frequency of survey cycles, and other factors.

BUSINESS COMBINATIONS

We acquired Decision Critical, Inc. (DCI) in June 2012 and Sy.Med Development, Inc. (Sy.Med) in October 2012. For additional information regarding these acquisitions, please see Note 5 of the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

CUSTOMERS

We provide our learning, talent management, and research solutions to customers across a broad range of entities within the healthcare industry, including healthcare organizations (including government entities) and pharmaceutical and medical device companies. We derive a substantial portion of our revenues from a relatively small number of customers, although no single customer represented more than 10 percent of our revenues during 2012, 2011, or 2010. Examples of customers that have purchased or contracted for products and services from HealthStream include: HCA, Inc., Tenet Healthcare Corporation, Catholic Health Initiatives, Community Health Systems, Inc., Lifepoint Hospitals, Inc., and Ardent Health Services, LLC.

SALES AND MARKETING

We market our products and services primarily through our direct sales teams, our consultants, and our account relationship managers, who are based at our corporate headquarters in Nashville, Tennessee and in our additional offices located in Laurel, Maryland and Brentwood, Tennessee, as well as remote home office sales locations. As of December 31, 2012, our HealthStream Learning & Talent Management sales and relationship management personnel consisted of 71 employees—of which 62 carried sales quotas—and our HealthStream Research sales and consultant personnel consisted of 29 employees—of which 14 carried sales quotas. Our geographically dispersed field sales organization is divided into teams focused on selling our learning and talent management products and a separate sales team focused on selling our research products. In addition to sales professionals, we also employ strategic account personnel that manage our largest customer relationships as well as account relationship managers and consultants who work to develop and expand relationships, including contract renewals.

We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups—including our annual customer Summit, trade shows, online promotion and demonstrations, telemarketing campaigns, public relations, distribution of product-specific literature, direct mail, and advertising.

Over most of the last eleven years, we have hosted a conference in Nashville for our customers known as the “Summit.” We have utilized this client conference to reach out to existing and potential customers and business partners, provide training and educational services, and to demonstrate our new and existing product offerings. We have marketing teams that are responsible for these initiatives and for working with and supporting our product management and sales teams. At December 31, 2012, our marketing personnel consisted of 15 employees.

OPERATIONS

We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services, recurring sales, and development and maintenance of new and existing products are dependent on the strength of our operations, customer service, product development and maintenance, training, and other support teams. As of December 31, 2012, these personnel consisted of approximately 157 employees for our Learning & Talent Management segment and approximately 274 employees for our Research segment, of which 169 employees worked in our interviewing center. Our Learning & Talent Management operations team consists of personnel associated with customer support, implementation services, product development and maintenance, training, and project management. Our Research operations team consists of personnel associated with phone interviewing, distributing and processing paper-based survey instruments, data analysis and reporting of survey results, and project management.

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

COMPETITION

In addition to the competing healthcare education delivery methods in the industry, we also have direct competitors. In the learning and talent management business, a number of companies offer competitive learning management products and talent management modules to the healthcare industry. We compete with companies such as Cornerstone OnDemand, Healthcare Source, Oracle, SABA, SAP, and SumTotal Systems that provide their services to multiple industries, including healthcare. During 2012 SAP and Oracle gained greater presence in this market by way of acquisitions; SAP acquired SuccessFactors and Oracle acquired TALEO. We also compete with large medical publishers that have operating units that offer learning management systems that focus on healthcare, such as Reed Elsevier Group’s MC Strategies. In the survey business, we see competition from large nationally recognized survey research firms such as Avatar International, Gallup, National Research Corporation, Press Ganey Associates, Professional Research Consultants, Inc., and others. Our survey business also experiences direct competition from vendors who provide survey research services to other industries including Kenexa, which is now owned by IBM, and Foresight, which is now owned by TNS Global. Finally, in our simulation business, we compete with B-Line Medical, CAE/Meti, and EMS.

We believe our learning and talent management solutions, which include both products and services that facilitate training, assessment and development for healthcare professionals, a wide assortment of courseware, a mechanism for measuring satisfaction and/or other results, and the ability to provide all our services on a single platform over the Internet, provide us with a competitive advantage. In our survey research business, we believe our large proprietary database of survey results, technology infrastructure designed to automate the processing of survey results, proprietary core survey instruments and action plan development methodology, and our ability to quickly deliver relevant online courseware targeted at addressing survey related findings provide us with a competitive advantage. In our simulation business, our SimCenterTM products enable simulation centers to purchase courseware online, manage students and resources, and provide a debriefing capability in an integrated manner. Built on the HLC platform and with our collaborative arrangement with Laerdal Medical, a world leader in simulation equipment, we believe we have a competitive advantage in this area. We believe that the principal competitive factors affecting the marketing of our learning, talent management, and research solutions to the healthcare industry include:

•

features of the HLC product, including reporting, management functionality, ability to manage a variety of events or modalities, courseware assignment, curriculum management, scalability, and the ability to track utilization and results;

•

scope and variety of Internet-based learning courseware available, including mandated content for OSHA, The Joint Commission, patient safety, and HIPAA requirements, competency-based content, courseware scenarios that drive simulators, courseware that provides CPR certification, as well as the ability of our customers to create and host their own web-enabled courseware;

•	our singular focus on the healthcare industry and our deep healthcare expertise;

•	scope and quality of professional services offered, including survey execution, implementation, benchmarking, training and the expertise and technical knowledge of the customers’ employees;

•	competitive pricing, which supports a return on investment to customers when compared to other alternative delivery methods;

•	customer service and support;

•	effectiveness of sales and marketing efforts; and

•	company reputation.

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

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

Regulation of the Internet and the Privacy and Security of Personal Information

The laws and regulations that govern our business change rapidly. For example, the United States government and the governments of some states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

•

Privacy and Security Laws. Current and proposed federal, state and foreign privacy and security regulations and other laws restricting the collection, use, security and disclosure of personal information could limit our ability to collect information or use and disclose the information in our databases or derived from other sources to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation. For example, the American Recovery and Reinvestment Act of 2009 (ARRA) expanded the application of certain HIPAA privacy and security requirements to apply directly to us as a business associate of our customers. On January 25, 2013, the United States Department of Health and Human Services (HHS) issued implementing regulations, and we may incur substantial costs to comply with these regulations. Compliance is generally required by September 23, 2013.

•

Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us violates these regulations.

•

Information Security Accountability Regulation. As a business associate of our customers, we are required to report certain breaches of protected health information to our customers, which must in turn notify affected individuals, HHS and, in certain situations involving large breaches, the media. HHS recently issued regulations that create a presumption that all non-permitted uses or disclosures of unsecured, protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. In addition, we are subject to certain state laws that relate to privacy or the reporting of security breaches. For example, California has enacted legislation requiring disclosure of security breaches involving personal information and medical information. We may incur costs to comply with these security requirements. Because many of these laws are new and there is little guidance related to many of these laws, it is difficult to estimate the cost of our compliance with these laws. Further, Congress has considered bills that would require companies to engage independent third parties to audit the companies’ computer information security. If the Company is required to report a breach of security or if one of the Company’s customers is required to report a breach of security by the Company, the Company’s business could be negatively impacted.

•

Sales and Use Tax. Through December 31, 2012, we collected sales, use or other taxes on taxable transactions in all states in which we have employees or have a significant level of sales activity. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet.

Laws and regulations directly applicable to content regulation, e-commerce, Internet communications, and the privacy and security of personal information are becoming more prevalent. Congress continues considering laws regarding Internet taxation. The dynamic nature of this regulatory environment increases the uncertainty regarding the marketplace impact of such regulation. The enactment of any additional laws or regulations may increase our cost of conducting business or otherwise harm our business, financial condition and operating results.

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

Health Insurance Portability and Accountability Act (HIPAA). HIPAA regulations require certain organizations, including most healthcare providers and health plans, to adopt safeguards regarding the use and disclosure of health-related information. HIPAA regulations also require these organizations to provide reasonable and appropriate safeguards to protect the privacy, integrity and confidentiality of individually identifiable healthcare information. These healthcare organizations are required to establish, maintain and provide training with regard to their policies and procedures for protecting the integrity and confidentiality of individually identifiable healthcare information. Healthcare organizations are required to document training on these topics to support their compliance. ARRA expanded the application of certain HIPAA privacy and security requirements to apply directly to companies (known as business associates) that provide services to certain healthcare organizations. Under the regulations that implement these ARRA requirements, business associates and their subcontractors may be directly subject to criminal and civil sanctions for violations of HIPAA privacy security standards.

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

Centers for Medicare & Medicaid Services (CMS). CMS has articulated a vision for health care quality—the right care for every person every time. To achieve this vision, CMS is committed to care that is safe, effective, timely, patient-centered, efficient, and equitable. Value-based purchasing (VBP), which links payment more directly to the quality of care provided, is a strategy that can help to transform the current payment system by rewarding providers for delivering high quality, efficient clinical care. Through a number of public reporting programs, demonstration projects, pilot programs, and voluntary efforts, CMS has launched VBP initiatives in hospitals, physician offices, nursing homes, home health services, and dialysis facilities. Further, pursuant to the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 (collectively, ACA), CMS is implementing a number of initiatives designed to link payments to quality and efficiency, including a VBP program for inpatient hospital services.

Consumer Assessment of Healthcare Providers and Systems (CAHPS). CMS has partnered with AHRQ to develop a standardized survey instrument and data collection methodology for measuring patients’ perspectives on hospital care. The intent of the survey is to produce comparable data on the patients’ perspectives to allow consumer-based comparisons between hospitals, align incentives to drive hospitals to improve their quality of care, and increase the transparency of hospital reporting. Hospitals must submit data for certain required quality measures—which for inpatients includes the CAHPS® Hospital Survey—in order to receive the full market basket increase to their reimbursement payment rates from CMS. While hospital participation is voluntary, hospitals that fail to submit this survey data will incur a reduction of two percentage points in the inpatient market basket update amount for the following federal fiscal year. We have received certified vendor designation and will continue to offer CAHPS® Hospital Survey services. In addition, we are a certified vendor approved to offer CAHPS® Home Health Care Survey used to measure the experiences of people receiving home health care from Medicare-certified home health agencies. We also offer CAHPS® Clinician and Group Survey used to measure patient experiences with health care providers and staff in doctor’s offices.

Medicare and Medicaid Electronic Health Records (EHR) Incentive Programs. The Medicare and Medicaid EHR Incentive Programs provide incentive payments to eligible professionals, eligible hospitals and critical access hospitals (CAHs) as they adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology. By putting into action and meaningfully using an EHR system, providers will reap benefits beyond financial incentives—such as reduction in errors, availability of records and data, reminders and alerts, clinical decision support, and e-prescribing/refill automation.

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

In March 2010, ACA became law. ACA requires manufacturers of drugs, biological devices and medical supplies covered by Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to HHS payments or transfers of value, including educational programs, given by such manufacturers to physicians and teaching hospitals, with limited exceptions. On February 8, 2013, CMS issued a final rule implementing this provision of ACA. Manufacturers will be required to report the physician’s name, business address and national provider identifier as well as other information including the value, date, form and nature of what is offered. Manufacturers subject to the rule are required to begin collecting information beginning August 1, 2013, with the first reporting deadline set for March 31, 2014. CMS will release the 2013 reported data on a public website by September 30, 2014. Manufacturers that do not meet the reporting obligations will be subject to significant monetary penalties.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws; confidentiality agreements and procedures with employees, consultants and other third parties; license agreements with consultants, vendors and customers; and use reasonable measures designed to control access to our software, documentation and other proprietary information. We own federal trademark and service mark registrations for the marks “HEALTHSTREAM”, “HOSPITAL DIRECT”, “OR PROTOCOL”, “INSIGHT INTO ACTION”, “QUALITY CHECK”, “SIMCENTER” and “SIMSTORE.” We also have obtained registration of the “HEALTHSTREAM” mark in certain other countries. Applications for several trademarks are currently pending. However, there can be no assurance that we will be successful in obtaining registration of other trademarks for which we have applied.

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

OUR EMPLOYEES

As of December 31, 2012, we employed 496 full-time and 91 part-time persons, including approximately 169 employees in our interviewing center. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a brief summary of the business experience of each of the executive officers of the Company. Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	45	Chief Executive Officer, President and Chairman of the Board of Directors
Jeffrey S. Doster	48	Senior Vice President and Chief Technology Officer
Gerard M. Hayden, Jr.	58	Senior Vice President and Chief Financial Officer
Arthur E. Newman	64	Executive Vice President
J. Edward Pearson	50	Senior Vice President and Chief Operating Officer
Michael Sousa	44	Senior Vice President

Robert A. Frist, Jr., one of our co-founders, has served as our chief executive officer and chairman of the board of directors since 1990 and president since 2001. Mr. Frist is the company’s chief operating decision maker. He graduated with a Bachelor of Science in business with concentrations in finance, economics and marketing from Trinity University.

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

Michael Sousa joined the company in October 2004, and was promoted to senior vice president in January 2010. He previously served as vice president for the Company, with responsibilities for our strategic accounts program. He earned a Bachelor of Science degree from Boston College and a Master of Business Administration from Boston University.

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

The period from our initial contact with a potential customer and their first purchase of our solution typically ranges from three to nine months, and in some cases has extended much further. The range in the sales cycle can be impacted by multiple factors, including an increasing trend towards more formal request for proposal processes and more competition within our industry, as well as formal budget timelines which impact timing of purchases by target customers. New products tend to have a longer and more unpredictable revenue ramp period. As a result of these factors, we have only limited ability to forecast the timing and type of initial sales. This, in turn, makes it more difficult to forecast quarterly and annual financial performance.

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

For the year ended December 31, 2012, approximately 70% of our net revenue was derived from our Internet-based subscription products. Our Internet-based HLC customers have no obligation to renew their subscriptions for our products or services after the expiration of the subscription agreement, and in fact, some customers have elected not to renew their subscription. In addition, our customers may renew at a lower pricing or activity level. During the year ended December 31, 2012, we renewed 99.5% of the annual HLC contract value up for renewal and 98.7% of the subscribers which were up for renewal. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including but not limited to their dissatisfaction with our service, pricing or competitive product offerings. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our revenue could be adversely affected, which would have a material adverse affect on our results of operations and financial position. HealthStream Research product and service contracts typically range from one to three years in length, and customers are not obligated to renew their contract with us after their contract expires. If our customers do not renew their arrangements for our services, or if their activity levels decline, our revenue may decline and our business will suffer.

We may be unable to accurately predict the timing of revenue recognition from sales activity as it is often dependent on achieving certain events or performance milestones, and this inability could impact our operating results.

Our ability to recognize revenue is dependent upon several factors including the transfer of customer-specific information such as unique subscriber IDs, which are required for us to implement customers on our Internet-based learning and talent management platform. Accordingly, if customers do not provide us with the specified information in a timely manner, our ability to recognize revenue will be delayed, which could adversely impact our operating results. In addition, completion and acceptance by our customers of developed content and courseware must be achieved, survey responses must be received and tabulated, and utilization of courseware is required in connection with subscription Internet-based learning and talent management products for us to recognize revenue.

Because we recognize revenue from subscriptions for our products and services over the term of the subscription period, downturns or upturns in sales may not be immediately reflected in our operating results.

We recognize approximately 70% of our revenue from customers monthly over the terms of their subscription agreements, which have initial contract terms ranging from one to four or five years. As a result, much of the revenue we report in each quarter is related to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. Finally, the majority of costs associated with our sales cycles are incurred up front before revenue recognition commences, and therefore periods of strong sales performance may increase our costs in the near term negatively affecting our financial performance.

We may not be able to meet our strategic business objectives unless we obtain additional financing, which may not be available to us on favorable terms, or at all.

We expect our current cash and investment reserves, revolving credit facility, and cash flows from operations to be sufficient to meet our cash requirements through at least 2013. However, we may need to raise additional funds in order to:

•	develop new, or enhance existing, services or products;

•	respond to competitive pressures;

•	finance working capital requirements;

•	acquire complementary businesses, technology, content or products; or

•	otherwise effectively execute our growth strategy.

At December 31, 2012, we had approximately $93.3 million in cash, cash equivalents, and marketable securities. We also have up to $20.0 million of availability under a revolving credit facility, subject to certain covenants, which expires in July 2014. We expect to incur between $9.0 and $10.0 million of capital expenditures, software development and content purchases during 2013. We continue to actively review possible business acquisitions that would complement or enhance our products and services. We may not have adequate cash and investments or availability under our revolving credit facility to consummate one or more of these acquisitions. The capital markets have been experiencing extreme volatility and disruption, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced.

We have significant goodwill and identifiable intangible assets recorded on our balance sheet that may be subject to impairment losses that would reduce our reported assets and earnings.

As of December 31, 2012, our balance sheet included goodwill of $29.3 million and identifiable intangible assets of $8.8 million. There are inherent uncertainties in the estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Economic, legal, regulatory, competitive, reputational, contractual, and other factors could result in future declines in the operating results of our business units or market value declines that do not support the carrying value of goodwill and identifiable intangible assets. If the value of our goodwill and/or intangible assets is impaired, accounting rules require us to reduce their carrying value and report an impairment charge, which would reduce our reported assets and earnings for the period in which an impairment is recognized.

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

We have provided our online products and services since 1999 and continue to develop our ability to provide our courseware, learning and talent management systems, and research systems on both a subscription and transactional basis over the Internet. Our future success will depend on our ability to effectively develop and maintain the infrastructure, including procurement of additional hardware and software, and implement the services, including customer support, necessary to meet the demand for our products and services. Our inability from time to time to successfully develop the necessary systems and implement the necessary services on a timely basis has resulted in our customers experiencing some delays, interruptions and/or errors in their service. Such delays or interruptions may cause customers to become dissatisfied with our service and move to competing providers of traditional and online training and education services. If this happens, our revenue and reputation could be adversely affected, which would have a material adverse effect on our financial condition.

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

Our future success will depend on our ability to attract, train, motivate, and retain other highly skilled technical, managerial, marketing, customer support, and survey personnel. Competition for certain personnel is intense, especially for developers, web designers and sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. We have in the past and continue to experience difficulty hiring qualified personnel in a timely manner for these positions. The pool of qualified technical personnel, in particular, is limited in Nashville, Tennessee, where our headquarters are located. Our interviewing center is located in Laurel, Maryland, and we may experience difficulty in maintaining and recruiting qualified individuals to perform these services. We will also need to maintain or increase the size of our staff to support our anticipated growth, without compromising the quality of our offerings or customer service. Our inability to locate, hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our services and impair our ability to grow.

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

Certain survey data collected and reported by us, such as the survey data included as part of our CAHPS® Hospital survey is used by CMS to determine, in part, the amount of reimbursement payments to hospitals, and any errors in data collection, survey sampling, or statistical reporting could result in reduced reimbursements to our hospital customers if we are unable to correct these errors, and this could, in turn, result in litigation against us. Further, this survey data reported to CMS is then published by CMS to the general public, and any errors we experience that result in incorrect scoring on our hospital customer may result in damage to that hospital’s reputation, and the hospital may in turn bring litigation against us. We may be required to indemnify against such claims, and defending against any such claims could be costly, time consuming and could negatively affect our business.

Risks Related to Government Regulation, Content and Intellectual Property

Government regulation may subject us to liability or require us to change the way we do business.

The laws and regulations that govern our business change rapidly. Evolving areas of law that are relevant to our business include privacy and security laws, proposed encryption laws, content regulation, information security accountability regulation, and sales and use tax laws and regulations and attempts to regulate activities on the Internet. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. These uncertainties make it difficult to ensure compliance with the laws and regulations governing or impacting our business. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. In addition, certain laws mandate that our customers contractually require us to protect the privacy and security of certain personal and health related information. If we fail to abide by these required contractual provisions, our customers may terminate their contracts with us. In addition, ARRA expanded the application of certain of the HIPAA privacy and security regulations to apply directly to business associates including us. Violations of HIPAA privacy and security regulations may result in civil and criminal penalties. Further, ARRA has increased these penalties and strengthened other enforcement provisions of HIPAA, which may result in increased enforcement activity. HHS has published a final rule that implements many of these ARRA provisions that become effective March 26, 2013. The final rule will likely require amendments to existing agreements with our customers and subcontractors by September 23, 2013, except that existing business associate agreements may qualify for an extended compliance date of September 23, 2014.

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

Protection of certain intellectual property may be difficult and costly, and we may be unable to protect our intellectual property.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is located in Nashville, Tennessee. Our lease for approximately 61,000 square feet at this location expires in April 2017. The lease provides for a two-year renewal option with rates increasing during the renewal period. We are leasing approximately 19,000 square feet of office space in Laurel, Maryland. The lease expires in March 2014 and provides for a two-year renewal option. We are leasing approximately 6,000 square feet of office space in Brentwood, Tennessee, and the lease expires in October 2015. We are also leasing approximately 3,000 square feet of office space in Austin, Texas, and the lease expires in December 2013.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for each quarter of the two most recent years, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market under the ticker symbol HSTM:

	Common Stock Price
	2012		2011
	High	Low	High	Low
First Quarter	$24.05	$16.48	$8.13	$6.76
Second Quarter	26.22	20.72	13.27	7.55
Third Quarter	30.47	23.27	14.37	10.33
Fourth Quarter	30.53	22.28	18.80	11.47

As of February 21, 2013, there were 109 registered holders and 6,497 beneficial holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings for use in the operation of our business.

See the table labeled “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in the 2013 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock since December 31, 2007, with the cumulative total return of companies on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index over the same period (assuming the investment of $100 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index on December 31, 2007 (for our stock and the indices) and reinvestment of all dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)

Among HealthStream, Inc., The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

(1)	$100 invested on 12/31/2007 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

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

HealthStream acquired DCI on June 29, 2012 and Sy.Med on October 19, 2012. Both DCI and Sy.Med’s results of operations are included within our consolidated statement of income effective June 30, 2012 and October 20, 2012, respectively. Revenues may be subject to fluctuations as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report. During 2012, 2011, and 2010, we recorded a tax provision of approximately $5.9 million, $4.4 million and $2.9 million, respectively. During 2009 and 2008 we recognized portions of our deferred tax assets through the reversal of the valuation allowance, resulting in deferred income tax benefits of approximately $9.1 million and $0.4 million, respectively. As a result of these factors, the annual results presented below are not comparable. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31, (in thousands, except per share data)
	2012	2011	2010	2009	2008

STATEMENT OF INCOME DATA:
Revenues, net	$103,732	$82,066	$65,754	$57,398	$51,600
Total operating costs and expenses	90,273	70,728	58,695	52,276	49,118

Income from operations	13,459	11,338	7,059	5,122	2,482

Net income	$7,645	$6,944	$4,154	$13,972	$2,855

Net income per share – basic	$0.29	$0.31	$0.19	$0.65	$0.13

Net income per share – diluted	$0.28	$0.29	$0.18	$0.64	$0.13

Weighted average shares of common stock outstanding – basic	26,128	22,445	21,767	21,458	21,707

Weighted average shares of common stock outstanding – diluted	27,507	23,748	22,488	21,838	22,204

BALANCE SHEET DATA:
Cash and cash equivalents	$41,365	$76,904	$17,868	$12,287	$4,107
Marketable securities – short and long term	51,952	12,548	5,703	—	—
Goodwill and intangible assets	38,104	23,104	23,991	24,938	25,885
Working capital	83,259	78,631	19,524	10,714	1,148
Total assets	174,528	154,237	82,011	71,002	52,797
Deferred revenue	23,146	22,759	16,740	12,234	10,202
Long-term debt and capital leases, net of current portion	—	—	—	4	320
Shareholders’ equity	132,196	120,915	56,791	51,821	36,763

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

OVERVIEW

We provide Internet-based learning, talent management and research solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Our learning and talent management products are used by healthcare organizations to meet a broad range of their training, certification, assessment and development needs, while our research products provide our customers information about patients’ experiences, workforce engagement, physician relations, and community perceptions of their services. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. Our customer base includes approximately 3,000 healthcare organizations (predominately acute-care facilities) throughout all 50 states.

Revenues for the year ended December 31, 2012 were approximately $103.7 million compared to $82.1 million for the year ended December 31, 2011, an increase of 26.4%. Operating income increased by 18.7% to $13.5 million for 2012, compared to $11.3 million for 2011. Net income increased by 10.1% to $7.6 million for 2012, compared to $6.9 million for 2011. Earnings per share (EPS) was $0.28 per share (diluted) for 2012 compared to $0.29 per share (diluted) for 2011. Revenues from HealthStream Learning & Talent Management grew by 35.3%, or $20.5 million, and revenues from HealthStream Research grew by 4.9%, or $1.2 million. We had approximately 3.1 million contracted subscribers, of which approximately 2.94 million were fully implemented subscribers on our Internet-based HLC platform at December 31, 2012. During 2012, we renewed approximately 683,000 subscribers, representing a 98.7% renewal rate for the subscribers up for renewal, and a 99.5% renewal rate based on the annual contract value up for renewal. As of December 31, 2012 our cash and investment balances approximated $93.3 million, and we maintained full availability under our $20.0 million revolving credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

We recognize revenues from our Internet-based learning and talent management products and courseware subscriptions based on a per person subscription basis, and in some cases on a per license basis. Our fees are based on the size of the facilities’ or organizations’ employee user population and the service offerings to which they subscribe. Revenue is recognized ratably over the service period of the underlying contract. Revenues associated with online training are recognized over the term of the subscription period or over the historical usage period, if usage typically differs from the subscription period. All other service revenues are recognized as the related services are performed or products are delivered.

Revenues derived from the license of installed software products, associated with the Sy.Med products, are recognized upon shipment or installation of the software. Software support and maintenance revenues are recognized ratably over the term of the related agreement.

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

We expect to continue to generate revenues by marketing our Internet-based products and our survey and research services through healthcare organizations. We expect that the portion of our revenues related to services provided via our Internet-based learning and talent management products will increase in absolute dollar amounts. Specifically, we will seek to generate revenues from healthcare workers by marketing to their employers or sponsoring organizations. The fees we charge for courseware resulting from this marketing is typically paid by either the employer or sponsoring organization.

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

Software Development Costs

Software development includes our costs to develop and maintain our products and applications, including our Internet-based learning and talent management products and our survey reporting applications. Once planning is completed and development begins, we capitalize internal costs and payments to third parties associated with the development efforts where the life expectancy is greater than one year and the anticipated cash flows are expected to exceed the cost of the related asset. During 2012 and 2011, we capitalized approximately $4.4 million and $6.1 million, respectively, for software development. Such amounts are included in the accompanying consolidated balance sheets under the caption “capitalized software development.” We amortize capitalized software development costs over their expected life, which is generally one to five years. Capitalized software development costs are subject to a periodic impairment review in accordance with our impairment review policy.

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

Goodwill, Intangibles and Other Long-lived Assets

The Company evaluates goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting units using both income and market based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and also during the fourth quarter each year. Intangible assets and other long-lived assets are also reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate an impairment is present. We measure any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation.

Allowance for Doubtful Accounts

We estimate the allowance for doubtful accounts using both a specific and non-specific identification method. Management’s evaluation includes reviewing past due accounts on a case-by-case basis, and determining whether an account should be reserved, based on the facts and circumstances surrounding each potentially uncollectible account. An allowance is also maintained for accounts not specifically identified that may become uncollectible in the future. Uncollectible accounts are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is necessary based on our specific and non-specific identification approach. Our allowance for doubtful accounts totaled approximately $142,000 as of December 31, 2012.

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

As of December 31, 2012, we have two stock incentive plans which qualified as stock based compensation plans. During the years ended December 31, 2012, 2011, and 2010, we recorded approximately $1.1 million, $788,000, and $664,000 of stock based compensation expense, respectively. We have historically granted stock options or restricted share units to our management group on an annual basis, or when new members of the management group begin their employment. We have historically granted stock options or restricted share units to members of our board of directors in conjunction with our annual shareholders meeting, or as new members are added on a pro rata basis based on the time elapsed since our annual shareholders’ meeting. We expect to continue providing equity based awards to our management group and our board of directors for the foreseeable future. As of December 31, 2012, total future compensation cost related to non-vested awards not yet recognized was approximately $2.3 million net of estimated forfeitures, with a weighted average expense recognition period of 2.4 years. Future compensation expense recognition for new equity based award grants will vary depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from our estimates.

RESULTS OF OPERATIONS

Revenues and Expense Components

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Revenues, net. Revenues for our HealthStream Learning & Talent Management business segment primarily consist of the following products and services: provision of services through our Internet-based HLC, authoring tools, a variety of courseware subscriptions, competency and performance appraisal tools, implementation and consulting services, content development, online sales training courses (RepDirect™), HospitalDirect®, SimVentures, and a variety of other educational activities to serve professionals that work within healthcare organizations. HealthStream Learning & Talent Management revenues also include products from the recent acquisitions of DCI and Sy.Med. Revenues for our HealthStream Research business segment consist of quality and satisfaction surveys, data analyses of survey results, and other research-based measurement tools focused on patients, employees, physicians, and other members of the community.

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

Sales and Marketing. Sales and marketing consists primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. We host a national customer conference in Nashville known as “Summit,” a portion of the costs of which are included in sales and marketing expenses. Personnel costs within sales and marketing include our HealthStream Learning & Talent Management and HealthStream Research sales teams, consultants, and marketing personnel.

Other General and Administrative Expenses. Other general and administrative expenses consist primarily of salaries and employee benefits, stock based compensation, employee travel and lodging, facility costs, office expenses, fees for professional services, business development and acquisition related costs, and other operational expenses. Personnel costs within general and administrative expenses include individuals associated with normal corporate functions (accounting, legal, human resources, administrative, internal information systems, and executive management) as well as personnel who maintain our accreditation status with various organizations.

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

2012 Compared to 2011

Revenues, net. Revenues increased approximately $21.7 million, or 26.4%, to $103.7 million for 2012 from $82.1 million for 2011. Revenues for 2012 consisted of $78.6 million, or 76% of total revenue, for HealthStream Learning & Talent Management and $25.2 million, or 24% of total revenue, for HealthStream Research. In 2011, revenues consisted of $58.1 million, or 71% of total revenue, for HealthStream Learning & Talent Management and $24.0 million, or 29% of total revenue, for HealthStream Research.

Revenues for HealthStream Learning & Talent Management increased $20.5 million, or 35.3%, over 2011. Revenues from our Internet-based subscription learning and talent management products increased by $17.6 million, or 32.2% over 2011 due to a higher number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased by 14% during 2012 to 2.94 million fully-implemented subscribers at the end of 2012 compared to 2.57 million fully-implemented subscribers at the end of 2011. Additionally, we had a 13% increase in contracted subscribers, with 3.1 million contracted subscribers at December 31, 2012 compared to 2.75 million contracted subscribers at December 31, 2011. Revenues from project-based services increased by $1.5 million compared to the prior year period due to more engagements than the prior year. Revenues from SimVentures, our collaborative arrangement with Laerdal Medical, increased approximately $844,000 over the prior year period.

Revenues for HealthStream Research increased $1.2 million or 4.9%, over 2011. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $1.8 million, or 10.1%, over the prior year. Revenues from other surveys, which are conducted on annual or bi-annual cycles, declined by $633,000, or 10.5%, compared to the prior year due to fewer survey engagements.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $10.6 million, or 34.1%, to $41.7 million for 2012 from $31.1 million for 2011. Cost of revenues as a percentage of revenues was 40.2% of revenues for 2012 compared to 37.9% of revenues for 2011. Cost of revenues for HealthStream Learning & Talent Management increased approximately $9.5 million to $28.4 million and approximated 36.1% and 32.4% of revenues for HealthStream Learning & Talent Management for 2012 and 2011, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, increased personnel expenses, and increased costs associated with project-based services. Cost of revenues for HealthStream Research increased approximately $1.0 million to $13.3 million and approximated 52.7% and 51.0% of revenues for HealthStream Research for 2012 and 2011, respectively. The increase is primarily the result of additional costs associated with the growth in patient survey volume over the prior year.

Product Development. Product development expenses increased approximately $1.1 million, or 15.2%, to $8.6 million for 2012 from $7.5 million for 2011. Product development expenses as a percentage of revenues were 8.3% and 9.1% of revenues for 2012 and 2011, respectively.

Product development expenses for HealthStream Learning & Talent Management increased approximately $1.1 million and approximated 9.0% and 10.2% of revenues for HealthStream Learning & Talent Management for 2012 and 2011, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year period, while the increase in amount is due to additional personnel expenses associated with the maintenance of our platform, as well as working on new product development initiatives. Product development expenses for HealthStream Research increased approximately $4,000 and approximated 6.2% and 6.5% of revenues for HealthStream Research 2012 and 2011, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $3.9 million, or 24.2%, to $19.9 million for 2012 from $16.0 million for 2011. Sales and marketing expenses were 19.2% and 19.5% of revenues for 2012 and 2011, respectively.

Sales and marketing expenses for HealthStream Learning & Talent Management increased approximately $3.2 million and approximated 17.9% and 18.7% of revenues for HealthStream Learning & Talent Management for 2012 and 2011, respectively. This expense increase is primarily due to additional personnel and related expenses, increased travel expenses, increased marketing spending, increased expenses for our annual customer Summit, and increased commissions associated with higher sales performance compared to the prior year period. Sales and marketing expenses for HealthStream Research increased approximately $687,000, and approximated 21.5% and 19.7% of revenues for HealthStream Research for 2012 and 2011, respectively. The expense increase was primarily due to additional personnel and related expenses and increased commissions.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $2.7 million, or 25.0%, to $13.5 million for 2012 from $10.8 million for 2011. Other general and administrative expenses as a percentage of revenues were 13.0% and 13.1% of revenues for 2012 and 2011, respectively.

Other general and administrative expenses for HealthStream Learning & Talent Management increased $644,000 over the prior year period primarily due to employee recruiting costs, rent, and other support costs, while other general and administrative expenses for HealthStream Research decreased $302,000 compared to the prior year period primarily due to lower personnel costs. The unallocated corporate portion of other general and administrative expenses increased $2.4 million over the prior year period, primarily associated with additional personnel, professional fees, stock based compensation expense, rent, franchise taxes, and other general expenses, as well as one-time expenses associated with the acquisitions of DCI and Sy.Med. During 2012, we incurred approximately $678,000 of costs associated with the completed acquisitions of DCI and Sy.Med, and other costs for evaluating potential transactions as part of our business development initiatives.

Depreciation and Amortization. Depreciation and amortization increased approximately $1.2 million, or 23.1%, to $6.7 million for 2012 from $5.4 million for 2011. The increase primarily resulted from amortization of capitalized software development assets and amortization of intangibles assets for DCI and Sy.Med within HealthStream Learning & Talent Management and depreciation expense associated with leasehold improvements to our Nashville, Tennessee office space.

Other Income (Expense), Net. Other income, net was approximately $118,000 for 2012 compared to $10,000 for 2011. The improvement over the prior year period was associated with higher interest income from investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of $5.9 million for 2012 compared to $4.4 million for 2011. The Company’s effective tax rate was 43.7% for 2012 compared to 38.8% for 2011. The increase in the effective tax rate primarily resulted from changes in certain state apportionment factor estimates, which resulted in a higher proportion of income subject to taxation in those states and a reduction in our state operating loss carryforwards.

Net Income. Net income increased approximately $701,000, or 10.1%, to $7.6 million for 2012 from $6.9 million for 2011. Earnings per diluted share (diluted) were $0.28 per share for 2012, compared to $0.29 per diluted share for 2011. A key factor impacting the comparison of EPS (diluted) for 2012 to EPS (diluted) for 2011 was the effect of additional shares of the Company’s common stock outstanding that were issued during the Company’s fourth quarter 2011 stock offering. The impact of the stock offering increased the weighted average outstanding share count by approximately 3.6 million shares for 2012 compared to 2011.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock-based compensation, and depreciation and amortization) increased by 21.1% to approximately $21.2 million for 2012 compared to $17.5 million for 2011. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for our reconciliation of this calculation to measures under US GAAP.

2011 Compared to 2010

Revenues, net. Revenues increased approximately $16.3 million, or 24.8%, to $82.1 million for 2011 from $65.8 million for 2010. Revenues for 2011 consisted of $58.1 million, or 71% of total revenue, for HealthStream Learning & Talent Management and $24.0 million, or 29% of total revenue, for HealthStream Research. In 2010, revenues consisted of $45.2 million, or 69% of total revenue, for HealthStream Learning & Talent Management and $20.6 million, or 31% of total revenue, for HealthStream Research.

Revenues for HealthStream Learning & Talent Management increased $12.9 million, or 28.6%, over 2010. Revenues from our Internet-based subscription learning and talent management products increased by $12.1 million, or 28.4% over 2010 due to a higher number of subscribers and more courseware consumption by subscribers. Our HLC subscriber base increased by 14% during 2011 to 2,572,000 fully-implemented subscribers at the end of 2011 compared to 2,250,000 fully-implemented subscribers at the end of 2010. Additionally, we had a 12% increase in contracted subscribers, with 2,749,000 contracted subscribers at December 31, 2011 compared to 2,450,000 contracted subscribers at December 31, 2010. Revenues from SimVentures, our collaborative arrangement with Laerdal Medical, were $824,000 during 2011, while there were no revenues during 2010.

Revenues for HealthStream Research increased $3.4 million, or 16.5%, over 2010. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $3.4 million, or 23.2%, over 2010. Revenues from other surveys, which are conducted on annual or bi-annual cycles, increased modestly over the prior year.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $6.9 million, or 28.4%, to $31.1 million for 2011 from $24.2 million for 2010. Cost of revenues as a percentage of revenues was 37.9% of revenues for 2011 compared to 36.8% of revenues for 2010. Cost of revenues for HealthStream Learning & Talent Management increased approximately $5.3 million to $18.8 million and approximated 32.4% and 30.0% of revenues for HealthStream Learning & Talent Management for 2011 and 2010, respectively. The increase was primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and from additional personnel expenses. Cost of revenues for HealthStream Research increased approximately $1.6 million to $12.2 million and approximated 51.0% and 51.8% of revenues for HealthStream Research for 2011 and 2010, respectively. The increase in amount was primarily the result of costs associated with the growth in patient survey volume over 2010 levels.

Product Development. Product development expenses increased approximately $484,000, or 6.9%, to $7.5 million for 2011 from $7.0 million for 2010. Product development expenses as a percentage of revenues were 9.1% and 10.6% of revenues for 2011 and 2010, respectively.

Product development expenses for HealthStream Learning & Talent Management increased approximately $423,000 and approximated 10.2% and 12.1% of revenues for HealthStream Learning & Talent Management for 2011 and 2010, respectively. The decrease as a percentage of revenue was the result of the growth in revenues over the prior year, while the increase in amount was due to additional personnel expenses associated with platform maintenance and new product development initiatives, including SimVentures. Product development expenses for HealthStream Research increased approximately $61,000 and approximated 6.5% and 7.3% of revenues for HealthStream Research for 2011 and 2010, respectively. The decrease as a percentage of revenue was the result of the growth in revenues over the prior year, while the increase in amount was due to additional personnel costs.

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

Sales and marketing expenses for HealthStream Learning & Talent Management increased $2.6 million and approximated 18.7% and 18.4% of revenues for HealthStream Learning & Talent Management for 2011 and 2010, respectively. This expense increase was primarily due to the Summit, additional personnel and related expenses, increased marketing spending, and increased commissions associated with better sales performance compared to the prior year. Sales and marketing expenses for HealthStream Research increased approximately $361,000, and approximated 19.7% and 21.2% of revenues for HealthStream Research for 2011 and 2010, respectively. The expense increase in amount for HealthStream Research resulted from the Summit and additional personnel and related expenses.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.2 million, or 12.3%, to $10.8 million for 2011 from $9.6 million for 2010. Other general and administrative expenses as a percentage of revenues approximated 13.1% and 14.6% for 2011 and 2010, respectively.

Other general and administrative expenses for HealthStream Learning & Talent Management increased $251,000 over the prior year, primarily associated with increased rent expense and recruiting costs for new employees, while other general and administrative expenses for HealthStream Research decreased by $192,000 from the prior year due to lower personnel costs. The unallocated corporate portion of other general and administrative expenses increased $1.1 million over the prior year, primarily associated with software maintenance renewal fees, personnel expenses, professional fees, stock based compensation expense and rent expense.

Depreciation and Amortization. Depreciation and amortization increased approximately $532,000, or 10.9%, to $5.4 million for 2011 from $4.9 million for 2010. Amortization for HealthStream Learning & Talent Management increased $467,000, or 24.6%, and approximated 4.1% and 4.2% of revenues for HealthStream Learning & Talent Management for 2011 and 2010, respectively. This expense increase was primarily associated with amortization of capitalized software development, and included amortization of the AVS product acquired from Laerdal Medical. Amortization for HealthStream Research decreased $58,000, or 4.6%, due to certain intangible assets reaching the end of their expected life, and approximated 5.0% and 6.1% of revenues for HealthStream Research for 2011 and 2010, respectively. The unallocated corporate portion increased approximately $122,000 and was primarily associated with increased depreciation from the expansion of our Nashville, Tennessee office space.

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

Adjusted EBITDA improved by 39.2% to approximately $17.5 million for 2011 compared to $12.6 million for 2010. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for our reconciliation of this calculation to measures under US GAAP.

Reconciliation of Non-GAAP Financial Measures

This report contains certain non-GAAP financial measures, including, non-GAAP net income, non-GAAP operating income, non-GAAP revenue and adjusted EBITDA, which are used by management in analyzing the Company’s financial results and ongoing operational performance. These non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance which are prepared in accordance with US GAAP and may be different from non-GAAP financial measures used by other companies.

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

The Company understands that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluation of companies, this measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for an analysis of the Company’s results as reported under US GAAP. For example, adjusted EBITDA does not reflect cash expenditures, or future requirements for capital expenditures or contractual commitments; it does not reflect non-cash components of employee compensation; it does not reflect changes in, or cash requirements for, our working capital needs; and due to the Company’s utilization of federal and state net operating loss carryforwards in 2010, 2011 and 2012, actual cash income tax payments have been significantly less than the tax provision recorded in accordance with US GAAP, and income tax payments will continue to be less than the income tax provision until our existing federal and state net operating loss carryforwards have been fully utilized or have expired.

Management compensates for the inherent limitations associated with using adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with US GAAP, and reconciliation of adjusted EBITDA to net income, the most directly comparable US GAAP measure.

As discussed elsewhere in this report, the Company completed the acquisitions of DCI during June 2012 and Sy.Med in October 2012. In accordance with US GAAP reporting requirements for fair value, we recorded a deferred revenue write-down of $192,000 for DCI and $916,000 for Sy.Med. These write-down’s will result in lower revenues than would have otherwise been recognized for such services.

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

	2012	2011	2010
GAAP net income	$7,645	$6,944	$4,154
Interest income	(181)	(51)	(19)
Interest expense	48	48	41
Income tax provision	5,932	4,404	2,884
Stock based compensation expense	1,136	788	664
Depreciation and amortization	6,661	5,412	4,880

Adjusted EBITDA	$21,241	$17,545	$12,604

GAAP revenues	$103,732	$82,066	$65,754
Adjustment for deferred revenue write-down	490	—	—

Non-GAAP revenues	$104,222	$82,066	$65,754

GAAP operating income	$13,459	$11,338	$7,059
Adjustment for deferred revenue write-down	490	—	—

Non-GAAP operating income	$13,949	$11,338	$7,059

GAAP net income	$7,645	$6,944	$4,154
Adjustment for deferred revenue write-down, net of tax	276	—	—

Non-GAAP net income	$7,921	$6,944	$4,154

FINANCIAL OUTLOOK FOR 2013

The Company provides projections and other forward-looking information in this “Financial Outlook for 2013” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This section contains many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction in Part I of this Annual Report on Form 10-K above. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Item 1A, Risk Factors.

The Company anticipates that consolidated revenues for the full year 2013 will grow by 20 percent to 22 percent when compared to the full year 2012. This growth rate estimate includes the expected contributions from the two acquisitions we closed during 2012, DCI and Sy.Med. We anticipate revenue growth in the Learning & Talent Management segment to be in the 24 percent to 26 percent range and the Research segment’s revenue to increase by approximately eight percent to ten percent.

We anticipate continuing investments in 2013 to support future growth. We expect that our investments will take the form of both operating expenses and capital expenditures. Accordingly, we anticipate that the Company’s 2013 full-year operating income will be approximately 6 to10 percent over full-year 2012. This operating income range includes our estimated costs of entry into the post-acute care market and the impact of our other 2013 investment initiatives.

We anticipate that our 2013 capital budget will be between $9 million and $10 million. We expect our effective tax rate to range between 42 and 44 percent for the full-year of 2013.

SELECTED QUARTERLY OPERATING RESULTS

The following tables set forth selected statements of income data for each of the eight quarters in the period ended December 31, 2012. The information for each quarter has been prepared on the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.

Factors Affecting Quarterly Operating Results

Revenues from our subscription products are recognized ratably over the subscription term. Survey and research revenues are impacted by seasonal factors resulting from the volume, timing, and frequency of survey cycles.

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$23,674	$25,841	$26,380	$27,838
Total operating costs and expenses	21,333	21,800	22,649	24,492

Income from operations	2,341	4,041	3,731	3,346

Net income	$1,420	$2,427	$1,977	$1,821

Net income per share (1):
Basic	$0.05	$0.09	$0.08	$0.07

Diluted	$0.05	$0.09	$0.07	$0.07

Weighted average shares of common stock outstanding:
Basic	25,999	26,127	26,173	26,212

Diluted	27,335	27,501	27,591	27,600

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$18,506	$21,051	$20,618	$21,891
Total operating costs and expenses	15,949	17,945	17,924	18,910

Income from operations	2,557	3,106	2,694	2,981

Net income	$1,526	$1,830	$1,796	$1,792

Net income per share (1):
Basic	$0.07	$0.08	$0.08	$0.08

Diluted	$0.07	$0.08	$0.08	$0.07

Weighted average shares of common stock outstanding:
Basic	21,837	22,002	22,164	23,776

Diluted	22,969	23,350	23,496	25,176

(1) – Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the full year.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $22.5 million during 2012 compared to $19.8 million during 2011. Our primary sources of cash were generated from receipts from the sales of our products and services. The number of days sales outstanding (DSO) was 55 days for 2012 compared to 60 days for 2011. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The primary uses of cash to fund our operations include personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $59.0 million during 2012 and $17.1 million during 2011. During 2012, the Company purchased $118.2 million of marketable securities, utilized $9.9 million (net of cash acquired) to acquire DCI and Sy.Med, spent $4.4 million for capitalized software development, purchased $4.3 million of property and equipment, and made $0.2 million in other investments. These uses of cash were partially offset by maturities of marketable securities of $78.1 million. During 2011, the Company purchased $17.3 million of marketable securities, spent $6.1 million for capitalized software development, and purchased $4.1 million of property and equipment. These uses of cash were partially offset by maturities and sales of marketable securities of $10.4 million.

Cash provided by financing activities was approximately $934,000 during 2012 and $56.4 million during 2011. The primary source of cash from financing activities for 2012 included proceeds of $823,000 from the exercise of employee stock options. The primary sources of cash from financing activities for 2011 included proceeds of approximately $55.1 million from the issuance of 3.6 million shares of our common stock in an underwritten public offering and $1.2 million from the exercise of employee stock options. The primary uses of cash for 2011 related to payments under capital lease obligations.

Revenues increased and operating income improved over the prior year, and our balance sheet reflects positive working capital of $83.3 million at December 31, 2012 compared to $78.6 million at December 31, 2011. The increase in working capital primarily resulted from increases in cash and investment balances. At December 31, 2012, the Company’s primary source of liquidity was $93.3 million of cash and cash equivalents and marketable securities. The Company also has a $20.0 million revolving credit facility loan agreement, all of which was available at December 31, 2012.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development, potential acquisitions and capital expenditures for at least the next 12 months. Over the past eight years, we have utilized our federal and state net operating loss carryforwards to offset taxable income. We anticipate our remaining net operating loss carryforwards will become fully utilized over the next 12 to 24 months. Our actual tax payments may increase significantly once the net operating loss carryforwards are fully utilized. As part of our growth strategy, we review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. The issuance of our stock as consideration for an acquisition could have a dilutive effect on earnings per share and could adversely affect our stock price. Because we have no material debt or outstanding borrowings under our revolving credit facility, our balance sheet is unleveraged. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. As of December 31, 2012, we believe we were in compliance with all covenants. The credit markets have been experiencing extreme volatility and disruption, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements primarily consist of operating leases, contractual obligations, and our revolving credit facility, which is described further in Note 14 to the Company’s consolidated financial statements contained elsewhere in this report.

The following table presents a summary of future anticipated payments due by the Company under contractual obligations with firm minimum commitments as of December 31, 2012, excluding amounts already recorded in the Consolidated Balance Sheets (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	$1,918	$2,211	$1,279	$—	$5,408
Purchase obligations	367	406	—	—	773

Total	$2,285	$2,617	$1,279	$—	$6,181

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update requires entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.

In August 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other, which amends ASC Topic 350, Intangibles—Goodwill and Other. The purpose of ASU 2011-08 is to simplify how an entity tests goodwill for impairment. Entities will assess qualitative factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. In instances where the fair value is determined to be less than the carrying value, entities will perform the two-step quantitative goodwill impairment test. The adoption of ASU 2011-08 did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2012, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $93.3 million at December 31, 2012. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $35,000.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

HealthStream, Inc.

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HealthStream, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

HealthStream, Inc.

We have audited HealthStream, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HealthStream, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, HealthStream, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of HealthStream, Inc. and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 1, 2013

HEALTHSTREAM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$41,365	$76,904
Marketable securities – short-term	51,952	6,552
Accounts receivable, net of allowance for doubtful accounts of $142 and $149 at December 31, 2012 and 2011, respectively	15,348	16,014
Accounts receivable – unbilled	1,163	1,316
Deferred tax assets, current	2,459	5,080
Prepaid royalties, net of amortization	3,738	3,409
Other prepaid expenses and other current assets	2,266	1,804

Total current assets	118,291	111,079
Property and equipment:
Equipment	18,108	16,362
Leasehold improvements	5,050	4,170
Furniture and fixtures	3,368	2,545

	26,526	23,077
Less accumulated depreciation and amortization	(18,706)	(16,990)

	7,820	6,087

Marketable securities – long-term	—	5,996
Capitalized software development, net of accumulated amortization of $10,987 and $8,344 at December 31, 2012 and 2011, respectively	9,732	7,940
Goodwill	29,299	21,147
Intangible assets, net of accumulated amortization of $10,036 and $8,930 at December 31, 2012 and 2011, respectively	8,805	1,957
Other assets	581	31

Total assets	$174,528	$154,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,057	$2,585
Accrued liabilities	9,708	5,492
Accrued compensation and related expenses	1,121	1,612
Deferred revenue	23,146	22,759

Total current liabilities	35,032	32,448

Deferred tax liabilities, noncurrent	6,474	323
Other long term liabilities	826	551
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 26,233 and 25,896 shares issued and outstanding at December 31, 2012 and 2011, respectively	158,020	154,409
Accumulated deficit	(25,842)	(33,487)
Accumulated other comprehensive income (loss)	18	(7)

Total shareholders’ equity	132,196	120,915

Total liabilities and shareholders’ equity	$174,528	$154,237

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended December 31,
	2012	2011	2010

Revenues, net	$103,732	$82,066	$65,754
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	41,658	31,066	24,191
Product development	8,610	7,473	6,989
Sales and marketing	19,892	16,017	13,054
Other general and administrative expenses	13,452	10,760	9,581
Depreciation and amortization	6,661	5,412	4,880

Total operating costs and expenses	90,273	70,728	58,695

Income from operations	13,459	11,338	7,059

Other income (expense), net	118	10	(21)

Income before income tax provision	13,577	11,348	7,038
Income tax provision	5,932	4,404	2,884

Net income	$7,645	$6,944	$4,154

Net income per share:
Basic	$0.29	$0.31	$0.19

Diluted	$0.28	$0.29	$0.18

Weighted average shares of common stock outstanding:
Basic	26,128	22,445	21,767

Diluted	27,507	23,748	22,488

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2012	2011	2010

Net Income	$7,645	$6,944	$4,154

Other comprehensive income, net of taxes:
Unrealized gain (loss) on marketable securities	25	(2)	(5)

Total other comprehensive income (loss)	25	(2)	(5)

Comprehensive income	$7,670	$6,942	$4,149

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at December 31, 2009	21,623	$96,407	$(44,586)	$—	$51,821
Net income	—	—	4,154	—	4,154
Comprehensive income	—	—	—	(5)	(5)
Stock based compensation	—	664	—	—	664
Exercise of stock options	260	536	—	—	536
Repurchase of common stock	(78)	(379)	—	—	(379)

Balance at December 31, 2010	21,805	97,227	(40,431)	(5)	56,791
Net income	—	—	6,944	—	6,944
Comprehensive income	—	—	—	(2)	(2)
Stock based compensation	—	788	—	—	788
Tax benefits from equity awards	—	21	—	—	21
Exercise of stock options	503	1,242	—	—	1,242
Issuance of common stock	3,588	55,131	—	—	55,131

Balance at December 31, 2011	25,896	154,409	(33,487)	(7)	120,915
Net income	—	—	7,645	—	7,645
Comprehensive income	—	—	—	25	25
Issuance of common stock in acquisitions	56	1,541	—	—	1,541
Stock based compensation	—	1,136	—	—	1,136
Tax benefits from equity awards	—	111	—	—	111
Exercise of stock options	281	823	—	—	823

Balance at December 31, 2012	26,233	$158,020	$(25,842)	$18	$132,196

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$7,645	$6,944	$4,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,661	5,412	4,880
Deferred income taxes	5,601	4,027	2,674
Stock based compensation expense	1,136	788	664
Excess tax benefits from equity awards	(111)	(21)	—
Provision for doubtful accounts	120	50	65
Changes in assets and liabilities, net of acquisitions:
Accounts and unbilled receivables	1,227	(4,997)	(1,232)
Prepaid royalties	(329)	(263)	(1,061)
Other prepaid expenses and other current assets	(537)	(283)	(570)
Other assets	707	295	188
Accounts payable	(1,529)	211	822
Accrued liabilities, accrued compensation and related expenses, and other long-term liabilities	2,121	1,574	1,026
Deferred revenue	(198)	6,018	4,507

Net cash provided by operating activities	22,514	19,755	16,117

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(9,901)	—	—
Proceeds from sales of marketable securities	—	2,221	—
Proceeds from maturities of marketable securities	78,075	8,135	—
Purchases of marketable securities	(118,176)	(17,284)	(5,710)
Changes in other investments	(234)	—	—
Payments associated with capitalized software development	(4,435)	(6,065)	(2,044)
Purchases of property and equipment	(4,316)	(4,115)	(2,623)

Net cash used in investing activities	(58,987)	(17,108)	(10,377)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	55,131	—
Proceeds from exercise of stock options	823	1,242	536
Excess tax benefits from equity awards	111	21	—
Repurchase of common stock	—	—	(379)
Payments on capital lease obligations and note payable	—	(5)	(316)

Net cash provided by (used in) financing activities	934	56,389	(159)

Net (decrease) increase in cash and cash equivalents	(35,539)	59,036	5,581
Cash and cash equivalents at beginning of year	76,904	17,868	12,287

Cash and cash equivalents at end of year	$41,365	$76,904	$17,868

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$61	$35	$41

Income taxes paid	$427	$387	$368

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with acquisitions	$1,541	$—	$—

Acquisition of content rights in exchange for future services	$500	$—	$—

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity and Segments

HealthStream, Inc. (the “Company”) was incorporated in 1990 as a Tennessee corporation and is headquartered in Nashville, Tennessee. We operate our business in two segments: HealthStream Learning & Talent Management and HealthStream Research. Our HealthStream Learning & Talent Management products consist of Internet-based services and solutions to meet the ongoing training, certification, assessment and development needs of the healthcare community. These solutions provide, deliver and track computer based education for our customers in the United States through our software-as-a-service (SaaS) model. HealthStream Research products offer healthcare organizations a wide range of quality and satisfaction surveys, analyses of survey results, and other research-based services.

Recognition of Revenue

Revenues are derived from providing services through our Internet-based learning and talent management products, provision of survey and research services, courseware subscriptions, professional services, content maintenance, custom courseware development and other education and training services.

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, prices are fixed or determinable, services and products are provided to the customer and collectability is probable or reasonably assured.

Revenue recognized from software and other arrangements is allocated to each element of the arrangement based on the relative fair values of the elements. While elements include software products and post contract customer support, the fair value of each element is based on objective evidence specific to the vendor. If fair value cannot be determined for each element of the arrangement, all revenue from the arrangement is deferred until fair value can be determined or until all elements of the arrangement are delivered and customer acceptance has occurred. Sales of the Company’s Internet-based learning and talent management products include customer support, implementation services, and training; therefore all revenues are deferred until the Internet-based product is implemented, at which time revenues are recognized ratably over the subscription service period. In the event that circumstances occur, which give rise to uncertainty regarding the collectibility of contracted amounts, revenue recognition is suspended until such uncertainty is resolved. Fees for these services are billed on either a monthly, quarterly, or annual basis.

Revenues derived from the delivery of services through the Company’s Internet-based learning and talent management products and courseware subscriptions are recognized ratably over the term of the subscription service agreement or over the historical usage period, if usage typically differs from the subscription period. Other training revenues are generally recognized upon the completion of training.

Revenues derived from the license of installed software products, associated with the Sy.Med products, are recognized upon shipment or installation of the software. Software support and maintenance revenues are recognized ratably over the term of the related agreement.

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

Cash Equivalents

The Company considers cash equivalents to be unrestricted, highly liquid investments with initial maturities of less than three months.

Marketable Securities

Marketable securities are classified as available for sale and are stated at fair market value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss) on the accompanying consolidated balance sheets. Realized gains and losses and declines in market value judged to be other than temporary on investments in marketable securities are included in interest and other income on the accompanying consolidated statements of income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in other income (expense) on the accompanying consolidated statements of income. Premiums and discounts are amortized over the life of the related available for sale security as an adjustment to yield using the effective interest method.

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

Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense for the years ended December 31, were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Allowance Balance at End of Period
2012	$149	$120	$(127)	$142
2011	$157	$50	$(58)	$149
2010	$141	$65	$(49)	$157

Capitalized Software Development

Capitalized software development is stated on the basis of cost, and is presented net of accumulated amortization. The Company capitalizes costs incurred during the software development phase for projects when such costs are material. These assets are amortized using the straight-line method, generally ranging between one to five years. The Company capitalized approximately $4.4 million and $6.1 million during 2012 and 2011, respectively. Maintenance and operating costs are expensed as incurred. As of December 31, 2012 and 2011, there were no capitalized internal development costs for computer software developed for resale.

Financial Instruments

The Company has financial instruments, including cash and cash equivalents, accounts receivable, accounts receivable-unbilled, accounts payable, accrued liabilities, and deferred revenue. The carrying amounts of these financial instruments approximate fair value because of the short term maturity or short term nature of such instruments. Marketable securities approximate fair value based on quoted market prices, see Note 4.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements

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

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions.

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.

At December 31, 2012, the fair value measurement amounts for assets consisted of marketable securities which are classified as available for sale. The carrying amounts reported in the consolidated balance sheets approximate the fair value of the Company’s marketable securities based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. At December 31, 2012 and 2011, the Company did not have any financial liabilities that were subject to fair value measurements.

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives, except for assets under capital leases and leasehold improvements, which are amortized over the shorter of the estimated useful life or their respective lease term. Depreciation and amortization of property and equipment totaled $2.6 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively.

Years
Furniture and fixtures	5-10
Equipment	3-5

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair value of net tangible assets acquired. The Company evaluates goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting units using both income and market based models. The Company will perform its goodwill impairment test whenever events or changes in facts or circumstances indicate that impairment may exist, and at least annually during the fourth quarter.

As of December 31, 2012 intangible assets with remaining unamortized balances include contract rights and customer relationships, internally-developed technology and patents, non-competition agreements, and trade names. These intangible assets are considered to have definite useful lives and are being amortized on a straight line basis. The weighted average amortization period for definite lived intangible assets as of December 31, 2012 is 8.7 years. Intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable. There were no impairments identified or recorded for the years ended December 31, 2012, 2011, or 2010.

Long-Lived Assets

Long-lived assets to be held for use are reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate that an impairment of long-lived assets held for use are present. The Company measures any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates whether the carrying value of long-lived assets, including property and equipment, capitalized software development, other assets and intangible assets will be recoverable. There were no impairments identified or recorded for the years ended December 31, 2012, 2011, or 2010.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Assets

Other assets are comprised of the long-term portion of content development fees and an investment accounted for under the equity method.

Income Taxes

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of December 31, 2012, the Company had established a valuation allowance of $1.1 million for the portion of its net deferred tax assets that are not more likely than not expected to be realized.

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

Accrual for Service Credits

The Company maintains an accrual for service credits that may occur from our Internet-based learning and talent management products. The accrual is estimated using management’s judgment and analysis of potential risk of loss associated with downtime, system performance, or other contractual obligations associated with our hosted applications. At December 31, 2012, and 2011, the accrual for service credits balance was approximately $69,000 and $72,000, respectively, and is included on the accompanying consolidated balance sheets under the caption “accrued liabilities.”

Other Long Term Liabilities

Other long term liabilities represent the deferred rent liability associated with an operating lease for office space in Nashville, Tennessee as well as deferred service credits (see Note 9).

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2012, 2011, and 2010 was approximately $349,000, $251,000, and $130,000, respectively.

Shipping and Handling Costs

Shipping and handling costs that are associated with our products and services are included in cost of revenues.

Net Income Per Share

Basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income per share to the extent these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on diluted net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2012, 2011, and 2010.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk and Significant Customers

The Company places its temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits.

The Company sells its products and services to various companies in the healthcare industry that are located in the United States. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from customers. The Company did not have any single customer representing over 10% of net revenues during 2012, 2011, or 2010.

Stock Based Compensation

As of December 31, 2012, the Company maintains two stock based compensation plans, which are described in Note 12. The Company accounts for stock based compensation using the fair-value based method for costs related to share-based payments, including stock options and restricted share units. The Company uses the Black Scholes option pricing model for calculating the fair value of option awards issued under its stock based compensation plan. The Company measures compensation cost of restricted share units based on the closing fair market value of the Company’s stock on the date of grant. Stock based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period. The Company recognizes tax benefits from stock based compensation if an excess tax benefit is realized. Excess tax benefits are recorded as an increase to common stock when realized.

Newly Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update requires entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.

In August 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other, which amends ASC Topic 350, Intangibles—Goodwill and Other. The purpose of ASU 2011-08 is to simplify how an entity tests goodwill for impairment. Entities will assess qualitative factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. In instances where the fair value is determined to be less than the carrying value, entities will perform the two-step quantitative goodwill impairment test. The adoption of ASU 2011-08 did not have a material impact on our consolidated financial statements.

2. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of December 31, 2012 and 2011 was approximately 26.2 million and 25.9 million, respectively. During 2011, the Company issued approximately 3.6 million shares of common stock in connection with an underwritten public offering, raising approximately $55.1 million.

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

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ended December 31, 2012 (in thousands, except per share amounts):

	2012	2011	2010
Numerator:
Net income	$7,645	$6,944	$4,154

Denominator:
Weighted-average shares outstanding	26,128	22,445	21,767
Effect of dilutive shares	1,379	1,303	721

Weighted-average diluted shares	27,507	23,748	22,488

Basic earnings per share	$0.29	$0.31	$0.19

Diluted earnings per share	$0.28	$0.29	$0.18

Potentially dilutive shares representing approximately 0.1 million, 0.2 million, and 0.4 million shares of common stock for 2012, 2011, and 2010, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

4. MARKETABLE SECURITIES

At December 31, 2012 and 2011, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Level 1:
Mutual funds	$5,042	$30	$—	$5,072

Level 2:
Certificates of deposit	2,254	—	—	2,254
Commercial paper	3,122	1	—	3,123
Corporate debt securities	27,017	1	(17)	27,001
U.S. government securities	14,499	3	—	14,502

Subtotal	46,892	5	(17)	46,880

Total	$51,934	$35	$(17)	$51,952

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1:
Mutual funds	$2,504	$—	$—	$2,504

Level 2:
Corporate debt securities	2,038	—	(1)	2,037
U.S. government securities	8,013	—	(6)	8,007

Subtotal	10,051	—	(7)	10,044

Total	$12,555	$—	$(7)	$12,548

The carrying amounts reported in the consolidated balance sheet approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of December 31, 2012, the Company does not consider any of its marketable securities to be other than temporarily impaired.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS

On June 29, 2012, the Company acquired all of the stock of Decision Critical, Inc., (DCI) an Austin, Texas based company that specializes in learning and competency management products for acute-care hospitals. The Company acquired DCI to further advance its suite of talent management solutions. The consideration paid for DCI consisted of approximately $3.4 million in cash and 22,124 shares of our common stock. Also, the Company may make additional payments of up to $300,000, contingent upon achievement of certain financial targets and business outcomes over the next three years. The Company incurred approximately $203,000 in transaction costs associated with the DCI acquisition. In allocating the purchase price, the Company recorded approximately $2.9 million of goodwill, $1.5 million of identifiable intangible assets, $291,000 of net tangible assets and $456,000 of deferred tax liabilities. The net tangible assets include deferred revenue, which in accordance with US GAAP, was adjusted down from a book value of $548,000 to an estimated fair value of $356,000. The deferred revenue recorded represents the estimated fair value of the contractual obligation assumed as of the acquisition date. The $192,000 write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services. The results of operations for DCI have been included in the Company’s consolidated financial statements from the date of acquisition.

On October 19, 2012, the Company acquired all of the stock of Sy.Med Development, Inc. (Sy.Med), a Brentwood, Tennessee based company that specializes in credentialing related software products for healthcare providers. The Company acquired Sy.Med to further advance its suite of talent management solutions. The consideration paid for Sy.Med consisted of approximately $7.1 million in cash and 34,060 shares of our common stock, as well as a working capital adjustment payment of approximately $180,000. The Company may make additional payments of up to $1.5 million, contingent upon achievement of certain financial targets and business outcomes over the next two years. The Company incurred approximately $165,000 in transaction costs associated with the Sy.Med acquisition. In allocating the purchase price, the Company recorded approximately $5.3 million of goodwill, $6.5 million of identifiable intangible assets, $246,000 of net tangible assets and $2.8 million of deferred tax liabilities. The net tangible assets include deferred revenue, which was adjusted down from a book value of $1.1 million to an estimated fair value of $229,000. The $916,000 write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services. The allocation of purchase price is preliminary and may be subject to change within the measurement period of one year from the acquisition date. The primary area of the preliminary purchase price allocation that is not complete is finalizing adjustments to working capital. The results of operations for Sy.Med have been included in the Company’s consolidated financial statements from the date of acquisition.

6. GOODWILL

Goodwill is evaluated for impairment at least annually to determine whether it is more likely than not that the fair value of the reporting units exceed their carrying value. If this assessment concludes that is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Qualitative factors are considered for this assessment, such as, financial performance, industry and market comparables, and other factors affecting the reporting unit. If the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting units using both income and market based models. Under these methods, the technique used to determine fair value is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists. During the annual impairment evaluation in the fourth quarter of 2012 and 2011, the results of our assessment indicated goodwill was not impaired.

On June 29, 2012 we acquired DCI, and on October 19, 2012 we acquired Sy.Med. We recorded goodwill of approximately $8.2 million in connection with these acquisitions within the HealthStream Learning & Talent Management segment. The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Learning & Talent Management	Research	Total
Balance at January 1, 2012	$3,307	$17,840	$21,147
Acquisition of Sy.Med Development, Inc.	5,291	—	5,291
Acquisition of Decision Critical, Inc.	2,861	—	2,861

Balance at December 31, 2012	$11,459	$17,840	$29,299

	Learning & Talent Management	Research	Total
Balance at January 1, 2011	$3,307	$17,840	$21,147
Changes in carrying value of goodwill	—	—	—

Balance at December 31, 2011	$3,307	$17,840	$21,147

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS

All intangible assets are considered to have finite useful lives. Customer related intangibles are amortized over their estimated useful lives ranging from eight to ten years. Other intangible assets include non-competition agreements, technology and patents, and trade names, and are being amortized over periods ranging from five to nine years. Amortization of intangible assets was approximately $1.1 million, $887,000, and $947,000, for the years ended December 31, 2012, 2011 and 2010, respectively.

Identifiable intangible assets are comprised of the following (in thousands):

	As of December 31, 2012			As of December 31, 2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer related	$15,619	$(8,969)	$6,650	$9,915	$(7,958)	$1,957
Other	3,222	(1,067)	2,155	972	(972)	—

Total	$18,841	$(10,036)	$8,805	$10,887	$(8,930)	$1,957

The expected annual amortization expense for the years ending December 31, is as follows (in thousands):

2013	$1,430
2014	1,327
2015	969
2016	880
2017	851
Thereafter	3,348

Total	$8,805

8. COLLABORATIVE ARRANGEMENT

The Company participates in a collaborative arrangement, SimVenturesTM, with Laerdal Medical A/S (Laerdal Medical). The Company receives 50 percent of the profits or losses generated from this collaborative arrangement. The parties did not form a separate legal entity as part of the collaborative arrangement; therefore, the Company accounts for SimVentures as a collaborative arrangement in accordance with applicable accounting guidance. During the first quarter of 2011, the Company acquired a 50 percent ownership interest in Laerdal Medical’s Advanced Video System (AVS) product for $3.5 million in cash. AVS is a product that enables users of advanced patient simulators to easily capture video, audio, data logs, and “patient” responses. The AVS product is jointly owned through SimVentures. During the second quarter of 2011, SimVentures launched SimStore®, one of the components of SimCenter® that offers healthcare providers an opportunity to sample and purchase simulation scenarios to use in their simulation training activities. For the year ended December 31, 2012, the Company recorded approximately $1.7 million of revenues and $1.7 million of expenses related to the collaborative arrangement. For the year ended December 31, 2011, the Company recorded approximately $0.8 million of revenues and $1.3 million of expenses related to the collaborative arrangement. The Company also recorded approximately $1.3 million and $4.3 million of capitalized software development for SimVentures during 2012 and 2011, respectively.

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

These exchangeable service credits will be issued annually through December 31, 2016, and will expire twenty-four months after issuance. Any unused credits will be forfeited upon expiration. During 2012, the Company issued exchangeable service credits of $100,000 in accordance with this agreement, and is obligated to issue remaining service credits of $100,000 annually through 2016. The content rights are being amortized on a straight-line basis through December 31, 2016. Revenues for products or services provided in exchange for these service credits will be recognized in accordance with the Company’s revenue recognition policies.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. BUSINESS SEGMENTS

The Company provides services to healthcare organizations and other members within the healthcare industry. These services are primarily focused on the delivery of learning and talent management products and services (HealthStream Learning & Talent Management), as well as survey and research services (HealthStream Research).

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Year ended December 31, 2012
	Learning & Talent Management	Research	Unallocated	Consolidated
Revenues, net	$78,566	$25,166	$—	$103,732
Cost of revenues (excluding depreciation and amortization)	28,390	13,268	—	41,658
Product development	7,040	1,570	—	8,610
Sales and marketing	14,081	5,420	391	19,892
Other general and administrative	2,760	1,330	9,362	13,452
Depreciation and amortization	2,877	1,179	2,605	6,661

Total income from operations	$23,418	$2,399	$(12,358)	$13,459

*Segment assets	$46,693	$23,978	$103,857	$174,528

Purchases of property and equipment	$1,728	$120	$2,468	$4,316

Payments associated with capitalized software development	$3,536	$899	$—	$4,435

	Year ended December 31, 2011
	Learning & Talent Management	Research	Unallocated	Consolidated
Revenues, net	$58,078	$23,988	$—	$82,066
Cost of revenues (excluding depreciation and amortization)	18,842	12,224	—	31,066
Product development	5,907	1,566	—	7,473
Sales and marketing	10,871	4,733	413	16,017
Other general and administrative	2,116	1,632	7,012	10,760
Depreciation and amortization	2,364	1,194	1,854	5,412

Total income from operations	$17,978	$2,639	$(9,279)	$11,338

*Segment assets	$27,322	$26,088	$100,827	$154,237

Purchases of property and equipment	$1,577	$44	$2,494	$4,115

Payments associated with capitalized software development	$5,720	$345	$—	$6,065

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. BUSINESS SEGMENTS (continued)

	Year ended December 31, 2010
	Learning & Talent Management	Research	Unallocated	Consolidated
Revenues, net	$45,165	$20,589	$—	$65,754
Cost of revenues (excluding depreciation and amortization)	13,529	10,662	—	24,191
Product development	5,484	1,505	—	6,989
Sales and marketing	8,310	4,372	372	13,054
Other general and administrative	1,866	1,824	5,891	9,581
Depreciation and amortization	1,896	1,252	1,732	4,880

Total income from operations	$14,080	$974	$(7,995)	$7,059

*Segment assets	$18,731	$26,702	$36,578	$82,011

Purchases of property and equipment	$1,172	$400	$1,051	$2,623

Payments associated with capitalized software development	$1,795	$249	$—	$2,044

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

11. INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current federal	$58	$163	$146
Current state	273	214	65
Deferred federal	4,804	3,723	2,515
Deferred state	797	304	158

Provision for income taxes	$5,932	$4,404	$2,884

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of income is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal tax provision at the statutory rate	$4,751	$3,972	$2,391
State income tax provision, net of federal benefit	974	337	309
Other	207	95	184

Provision for income taxes	$5,932	$4,404	$2,884

Management periodically assesses the realizability of its deferred tax assets, and to the extent that a recovery is not likely, a valuation allowance is established to reduce the deferred tax asset to the amount estimated to be recoverable. At December 31, 2012, a valuation allowance of $1.1 million exists for the remaining portion of deferred tax assets, which are comprised of the portion of net operating loss carryforwards attributable to the exercises of stock options. Any future reductions of the valuation allowance associated with this deferred tax asset would be recognized as an increase to common stock.

As of December 31, 2012, the Company had federal and state net operating loss carryforwards of $14.0 million and $6.8 million, respectively. These loss carryforwards will expire in years 2013 through 2024. As of December 31, 2012, $8.7 million of the net operating loss carryforwards is attributable to the exercise of stock options, and if realized, the tax benefit will be recorded as an increase to common stock.

The Company has research and development tax credit carryforwards of $313,000 that expire in varying amounts through 2031. As of December 31, 2012, the Company had alternative minimum tax credit carryforwards of $590,000 that are available to offset future regular tax liabilities and they do not expire. Federal income tax payments of $189,000, $194,000 and $191,000, were made during the years ended December 31, 2012, 2011, and 2010, respectively. State income tax payments of $238,000, $193,000, and $177,000 were made during the years ended December 31, 2012, 2011, and 2010, respectively.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (continued)

As of December 31, 2012 and 2011, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years 2008 through 2012. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2008 are also subject to examination and adjustment. The Company has no income tax examinations in process.

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$57	$59
Accrued liabilities	463	777
Depreciation	—	83
Tax credits	902	833
Stock based compensation	650	337
Net operating loss carryforwards	3,485	5,683

Total deferred tax assets	5,557	7,772
Less: Valuation allowance	(1,093)	(1,093)

Deferred tax assets, net of valuation allowance	4,464	6,679

Deferred tax liabilities:
Deductible goodwill	1,492	1,113
Nondeductible intangible assets	3,194	563
Prepaid assets	538	—
Capitalized software development	2,253	—
Deferred revenue	220	—
Depreciation	223	—
Tax basis in joint venture	559	246

Total deferred tax liabilities	8,479	1,922

Net deferred tax (liabilities) assets	$(4,015)	$4,757

12. STOCK BASED COMPENSATION

Stock Incentive Plans

The Company’s 2010 Stock Incentive Plan (2010 Plan) and 2000 Stock Incentive Plan (2000 Plan; collectively, the 2010 Plan and the 2000 Plan referred to as the Plan) authorize the grant of options, restricted share units (RSU), or other forms of stock based compensation to employees, officers, directors and others, and such grants must be approved by the Compensation Committee of the Board of Directors. Options granted under the Plan have terms of no more than ten years, with certain restrictions. The Plan allows the Compensation Committee of the Board of Directors to determine the vesting period and parameters of each grant. The vesting period of the options and RSU’s granted has historically ranged from immediate vesting to annual vesting up to four years, beginning one year after the grant date. As of December 31, 2012, approximately 930,000 shares of unissued common stock remained reserved for future stock incentive grants under the Plan. The Company issues new shares of common stock when options are exercised or when RSU’s become vested.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK BASED COMPENSATION (continued)

Stock Option Activity

A summary of activity and various other information relative to stock options for the year ended December 31, 2012 is presented in the tables below (in thousands, except exercise price).

	Common Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	2,205	$4.12
Granted	—	—
Exercised	(281)	2.92
Expired	—	—
Forfeited	(10)	5.36

Outstanding at end of period	1,914	$4.29	$38,318

Exercisable at end of period.	1,415	$3.52	$29,426

The aggregate intrinsic value for stock options in the table above represents the total difference between the Company’s closing stock price on December 31, 2012 (the last trading day of the year) of $24.31 and the option exercise price, multiplied by the number of in-the-money options as of December 31, 2012. The weighted average remaining contractual term of options outstanding at December 31, 2012 was 3.6 years. Options exercisable at December 31, 2012 have a weighted average remaining contractual term of 2.9 years.

Other information relative to option activity during the three years ended December 31, 2012 is as follows (in thousands, except weighted average grant date fair value):

	2012	2011	2010
Weighted average grant date fair value of stock options granted	$—	$4.67	$2.15

Total grant date fair value of stock options vested	$878	$644	$588

Total intrinsic value of stock options exercised	$4,992	$4,539	$638

Cash proceeds from exercise of stock options	$823	$1,242	$536

Restricted Share Unit Activity

A summary of activity relative to RSU’s for the year ended December 31, 2012 is follows (in thousands, except weighted average grant date fair value):

	Number of RSU’s	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	—	$—
Granted	74	23.22
Vested	—	—
Cancelled	(1)	23.00

Outstanding at end of period	73	$23.22	$1,780

Stock Based Compensation

Total stock based compensation expense recorded for the three years ended December 31, 2012, which is recorded in our statements of income, is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of revenues (excluding depreciation and amortization)	$45	$41	$37
Product development	133	179	128
Sales and marketing	151	104	162
Other general and administrative	807	464	337

Total stock based compensation expense	$1,136	$788	$664

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK BASED COMPENSATION (continued)

The Company amortizes the fair value of all stock based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally is the vesting period. As of December 31, 2012, total unrecognized compensation expense related to non-vested stock options and RSU’s was approximately $2.3 million, net of estimated forfeitures, with a weighted average expense recognition period of 2.35 years. The Company realized $111,000 of excess tax benefits during the year ended December 31, 2012.

Stock based compensation cost for RSU’s is measured based on the closing fair market value of the Company’s stock on the date of grant. Stock based compensation cost for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The Company did not grant any stock options during 2012. The ranges of assumptions used for determining the estimated fair value of stock options during 2011 and 2010 were as follows:

	2011	2010

Risk-free interest rate	1.05 –2.39%	1.88 –2.49%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	5 to 7	5 to 7
Expected forfeiture rate	0-5%	0-10%
Volatility	50%	55%

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

13. EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, not to exceed 20% of compensation, subject to IRS limitations. The Company has not provided matching contributions through December 31, 2012.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DEBT

At December 31, 2012 and 2011, the Company had no debt outstanding.

Revolving Credit Facility

The Company maintains a Loan Agreement (the “Revolving Credit Facility”) with SunTrust Bank (“SunTrust”) in the aggregate principal amount of $20.0 million, which matures on July 21, 2014. The obligations under the revolving credit facility are guaranteed by each of the Company’s subsidiaries. The Company’s borrowings under the revolving credit facility bear interest at the 30-Day LIBOR Rate plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. Principal is payable in full on the maturity date. The Company is required to pay a commitment fee of 25 basis points per annum of the average daily unused portion of the revolving credit facility.

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

As of December 31, 2012, the Company believes it was in compliance with all covenants. There were no balances outstanding on the revolving credit facility as of December 31, 2012.

15. LEASES

The Company has non-cancellable operating leases primarily for office space and office equipment. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. The Company accounts for these leases by recognizing rent expense on a straight-line basis and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The Company also leases certain office equipment under operating leases. Total rent expense under all operating leases was approximately $2.2 million, $1.9 million, and $1.8 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

Future rental payment commitments at December 31, 2012 under non-cancelable operating leases, with initial terms of one year or more, are as follows (in thousands):

2013	$1,918
2014	1,140
2015	1,071
2016	960
2017	319
Thereafter	—

Total minimum lease payments	$5,408

16. LITIGATION

In the ordinary course of business, the Company is from time to time involved in various pending legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company’s management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2012. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report On Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to directors of the Company and corporate governance is incorporated by reference from the information contained in our 2013 proxy statement for the 2013 Annual Meeting of Shareholders (2013 Proxy Statement) that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation

Incorporated by reference from the information contained in the Company’s 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information contained in the Company’s 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information contained in the Company’s 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information contained in the Company’s 2013 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits

Number	Description

2.1(1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.2(2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

3.1*	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

3.2*	Form of Amended and Restated Bylaws of HealthStream, Inc.

4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2*	Reference is made to Exhibits 3.1 and 3.2.

10.1^*	2000 Stock Incentive Plan, effective as of April 10, 2000

10.2^(9)	2010 Stock Incentive Plan, effective as of May 27, 2010

10.3^*	Form of Indemnification Agreement

10.4^(3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

10.5^(4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Employees)

10.6^(4)	Form of HealthStream, Inc. Incentive Stock Option Agreement (Employees)

10.7^(4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Directors)

10.8(5)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank

10.9(6)	First Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank

10.10(7)	Second Amendment to Loan Agreement dated July 23, 2007 between HealthStream, Inc. and SunTrust Bank

10.11(8)	Third Amendment to Loan Agreement dated July 17, 2009 between HealthStream, Inc. and SunTrust Bank

10.12(10)	Fourth Amendment to Loan Agreement dated March 30, 2011 between HealthStream, Inc. and SunTrust Bank

10.13(11)	Fifth Amendment to Loan Agreement dated July 19, 2012 between HealthStream, Inc. and SunTrust Bank

10.14^	Summary of Director and Executive Officer Compensation

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS**	XBRL Instance Document

101.1 SCH**	XBRL Taxonomy Extension Schema

101.1 CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF**	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB**	XBRL Taxonomy Extension Label Linkbase

101.1 PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
**	The XBRL-related information in Exhibit No. 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
^	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.
(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(4)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated June 1, 2010.
(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.
(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.
(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 24, 2007.
(8)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 17, 2009.
(9)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.
(10)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 30, 2011.
(11)	Incorporated by reference from exhibit field on our Current Report on Form 8-K, dated July 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March, 2013.

HEALTHSTREAM, INC.

By:	/s/ ROBERT A. FRIST, JR.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ ROBERT A. FRIST, JR.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 1, 2013
Robert A. Frist, Jr.

/s/ GERARD M. HAYDEN, JR.	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 1, 2013
Gerard M. Hayden, Jr.

/s/ THOMPSON DENT	Director	March 1, 2013
Thompson Dent

/s/ FRANK GORDON	Director	March 1, 2013
Frank Gordon

/s/ C. MARTIN HARRIS	Director	March 1, 2013
C. Martin Harris

/s/ JEFFREY L. MCLAREN	Director	March 1, 2013
Jeffrey L. McLaren

/s/ DALE POLLEY	Director	March 1, 2013
Dale Polley

/s/ LINDA REBROVICK	Director	March 1, 2013
Linda Rebrovick

/s/ MICHAEL SHMERLING	Director	March 1, 2013
Michael Shmerling

/s/ WILLIAM STEAD	Director	March 1, 2013
William Stead

/s/ DEBORAH TAYLOR TATE	Director	March 1, 2013
Deborah Taylor Tate

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.2(2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

3.1*	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

3.2*	Form of Amended and Restated Bylaws of HealthStream, Inc.

4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2*	Reference is made to Exhibits 3.1 and 3.2.

10.1^*	2000 Stock Incentive Plan, effective as of April 10, 2000

10.2^(9)	2010 Stock Incentive Plan, effective as of May 27, 2010

10.3^*	Form of Indemnification Agreement

10.4^(3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

10.5^(4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Employees)

10.6^(4)	Form of HealthStream, Inc. Incentive Stock Option Agreement (Employees)

10.7^(4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Directors)

10.8(5)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank

10.9(6)	First Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank

10.10(7)	Second Amendment to Loan Agreement dated July 23, 2007 between HealthStream, Inc. and SunTrust Bank

10.11(8)	Third Amendment to Loan Agreement dated July 17, 2009 between HealthStream, Inc. and SunTrust Bank

10.12(10)	Fourth Amendment to Loan Agreement dated March 30, 2011 between HealthStream, Inc. and SunTrust Bank

10.13(11)	Fifth Amendment to Loan Agreement dated July 19, 2012 between HealthStream, Inc. and SunTrust Bank

10.14^	Summary of Director and Executive Officer Compensation

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS**	XBRL Instance Document

101.1 SCH**	XBRL Taxonomy Extension Schema

101.1 CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF**	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB**	XBRL Taxonomy Extension Label Linkbase

101.1 PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
**	The XBRL-related information in Exhibit No. 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
^	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.
(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(4)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated June 1, 2010.
(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.
(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.
(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 24, 2007.
(8)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 17, 2009.
(9)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.
(10)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 30, 2011.
(11)	Incorporated by reference from exhibit field on our Current Report on Form 8-K, dated July 20, 2012.