Form 10-Q
period 2013-03-31
HEALTHSTREAM INC
filed 2013-04-30
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934

For the quarterly period ended March 31, 2013

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

As of April 25, 2013, there were 26,623,985 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2013	December 31, 2012

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,888	$41,365
Marketable securities – short-term	51,711	51,952
Accounts receivable, net of allowance for doubtful accounts of $174 and $142 at March 31, 2013 and December 31, 2012, respectively	22,777	15,348
Accounts receivable - unbilled	1,195	1,163
Deferred tax assets, current	1,180	2,459
Prepaid royalties, net of amortization	2,086	3,738
Other prepaid expenses and other current assets	2,496	2,266

Total current assets	125,333	118,291
Property and equipment:
Equipment	18,796	18,108
Leasehold improvements	5,058	5,050
Furniture and fixtures	3,396	3,368

	27,250	26,526
Less accumulated depreciation and amortization	(19,466)	(18,706)

	7,784	7,820

Capitalized software development, net of accumulated amortization of $11,609 and $10,987 at March 31, 2013 and December 31, 2012, respectively	10,182	9,732
Goodwill	29,432	29,299
Intangible assets, net of accumulated amortization of $10,471 and $10,036 at March 31, 2013 and December 31, 2012, respectively	8,370	8,805
Other assets	555	581

Total assets	$181,656	$174,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,286	$1,057
Accrued liabilities	8,587	9,708
Accrued compensation and related expenses	990	1,121
Deferred revenue	28,432	23,146

Total current liabilities	39,295	35,032

Deferred tax liabilities, noncurrent	6,474	6,474
Other long term liabilities	708	826
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 26,555 and 26,233 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	159,072	158,020
Accumulated deficit	(23,901)	(25,842)
Accumulated other comprehensive income	8	18

Total shareholders’ equity	135,179	132,196

Total liabilities and shareholders’ equity	$181,656	$174,528

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues, net	$29,646	$23,674
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	12,520	9,575
Product development	2,606	1,869
Sales and marketing	5,199	5,536
Other general and administrative expenses	4,272	2,819
Depreciation and amortization	1,876	1,534

Total operating costs and expenses	26,473	21,333

Income from operations	3,173	2,341

Other income, net	47	19

Income before income tax provision	3,220	2,360
Income tax provision	1,279	940

Net income	$1,941	$1,420

Earnings per share:
Basic	$0.07	$0.05

Diluted	$0.07	$0.05

Weighted average shares of common stock outstanding:
Basic	26,340	25,999

Diluted	27,409	27,335

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$1,941	$1,420

Other comprehensive income, net of taxes:
Unrealized loss on marketable securities	(10)	—

Total other comprehensive loss	(10)	—

Comprehensive income	$1,931	$1,420

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013

(In thousands)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2012	26,233	$158,020	$(25,842)	$18	$132,196
Net income	—	—	1,941	—	1,941
Comprehensive loss	—	—	—	(10)	(10)
Stock based compensation	—	310	—	—	310
Common stock issued under stock plans, net of shares withheld for employee taxes	322	742	—	—	742

Balance at March 31, 2013	26,555	$159,072	$(23,901)	$8	$135,179

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$1,941	$1,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,876	1,534
Stock based compensation expense	310	242
Deferred income taxes	1,279	940
Provision for doubtful accounts	20	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(7,487)	(40)
Prepaid royalties	1,652	1,550
Other prepaid expenses and other current assets	(270)	(232)
Other assets	335	146
Accounts payable	230	(1,160)
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	(1,310)	(2,460)
Deferred revenue	5,279	1,474

Net cash provided by operating activities	3,855	3,414

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(181)	—
Proceeds from maturities of investments in marketable securities	29,475	3,500
Purchases of investments in marketable securities	(29,552)	(58,383)
Payments associated with capitalized software development	(1,072)	(1,000)
Purchases of property and equipment	(744)	(763)

Net cash used in investing activities	(2,074)	(56,646)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	900	596
Taxes paid related to net settlement of equity awards	(158)	—

Net cash provided by financing activities	742	596

Net increase (decrease) in cash and cash equivalents	2,523	(52,636)
Cash and cash equivalents at beginning of period	41,365	76,904

Cash and cash equivalents at end of period	$43,888	$24,268

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The balance sheet at December 31, 2012 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2012 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2013).

2. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During the three months ended March 31, 2013 and 2012, the Company recorded a provision for income taxes of $1.3 million and $940,000, respectively. The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was 39.7% and 39.8%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences.

3. STOCK BASED COMPENSATION

The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options and restricted share units (RSUs). During the three months ended March 31, 2013, the Company issued 77,750 RSUs with a weighted average grant date fair value of $21.70 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the three months ended March 31, 2012, the Company issued 69,950 RSUs with a weighted average grant date fair value of $23.00 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recorded for the three months ended March 31, 2013 and 2012, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenues (excluding depreciation and amortization)	$16	$10
Product development	34	34
Sales and marketing	36	38
Other general and administrative	224	160

Total stock based compensation expense	$310	$242

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting are included in diluted earnings per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect, was approximately 0.1 million and 0.2 million for the three months ended March 31, 2013 and 2012, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$1,941	$1,420

Denominator:
Weighted-average shares outstanding	26,340	25,999
Effect of dilutive shares	1,069	1,336

Weighted-average diluted shares	27,409	27,335

Basic earnings per share	$0.07	$0.05

Diluted earnings per share	$0.07	$0.05

5. MARKETABLE SECURITIES

At March 31, 2013 and December 31, 2012, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	March 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1:
Mutual funds	$5,051	$30	$—	$5,081

Level 2:
Certificates of deposit	2,255	—	—	2,255
Corporate debt securities	42,397	3	(25)	42,375
U.S. government securities	2,000	—	—	2,000

Subtotal	46,652	3	(25)	46,630

Total	$51,703	$33	$(25)	$51,711

	December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1:
Mutual funds	$5,042	$30	$—	$5,072

Level 2:
Certificates of deposit	2,254	—	—	2,254
Commercial paper	3,122	1	—	3,123
Corporate debt securities	27,017	1	(17)	27,001
U.S. government securities	14,499	3	—	14,502

Subtotal	46,892	5	(17)	46,880

Total	$51,934	$35	$(17)	$51,952

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of March 31, 2013, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the three months ended March 31, 2013 and 2012, the Company did not reclassify any items out of accumulated other comprehensive income to net income.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. BUSINESS SEGMENTS

The Company primarily provides services to healthcare organizations and other members within the healthcare industry. The Company’s services are primarily focused on the delivery of learning and talent management products and services (HealthStream Learning & Talent Management), as well as survey and research services (HealthStream Research). The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The following is the Company’s business segment information as of and for the three months ended March 31, 2013 and 2012 (in thousands).

	Three Months Ended March 31,
	2013	2012
Revenues
Learning & Talent Management	$23,140	$17,798
Research	6,506	5,876

Total net revenue	$29,646	$23,674

Income from operations
Learning & Talent Management	$6,816	$4,757
Research	301	279
Unallocated	(3,944)	(2,695)

Total income from operations	$3,173	$2,341

	March 31, 2013	December 31, 2012
Segment assets *
Learning & Talent Management	$50,905	$46,693
Research	25,529	23,978
Unallocated	105,222	103,857

Total assets	$181,656	$174,528

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

7. COLLABORATIVE ARRANGEMENT

The Company participates in a collaborative arrangement, SimVenturesTM, with Laerdal Medical A/S (Laerdal Medical). The Company receives 50 percent of the profits or losses generated from this collaborative arrangement. For the three months ended March 31, 2013, the Company has recorded approximately $0.4 million of revenues and $0.4 million of expenses related to the collaborative arrangement. For the three months ended March 31, 2012, the Company recorded $0.4 million of revenues and $0.5 million of expenses related to the collaborative arrangement. The Company has also recorded approximately $0.3 million of capitalized software development for SimVentures during 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2012, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013, (the “2012 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “ projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption “Item 1A. Risk Factors” in our 2012 Form 10-K and the information regarding forward-looking statements in our earnings releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

Overview

HealthStream provides Internet-based learning, talent management and research solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Our learning and talent management products are used by healthcare organizations to meet a broad range of their training, certification, assessment and development needs, while our research products provide our customers information about patients’ experiences, workforce engagement, physician relations, and community perceptions of their services. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry.

Key financial indicators for the first quarter of 2013 include:

•	Revenues of $29.6 million in the first quarter of 2013, up 25% from revenues of $23.7 million in the first quarter of 2012

•	Operating income of $3.2 million in the first quarter of 2013, up 36% from operating income of $2.3 million in the first quarter of 2012

•

Net income of $1.9 million in the first quarter of 2013, up 37% from net income of $1.4 million in the first quarter of 2012, and earnings per share (EPS) of $0.07 per share (diluted) in the first quarter of 2013, up from EPS of $0.05 per share (diluted) in the first quarter of 2012

•	Adjusted EBITDA(1) of $5.4 million in the first quarter of 2013, up 30% from $4.1 million in the first quarter of 2012

•	Annualized revenue per implemented subscriber(2) of $28.47 in the first quarter of 2013, up 16% from $24.65 in the first quarter of 2012

(1) –	Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income is included in this report.
(2) –	Annualized revenue per implemented subscriber represents the quarter’s revenue for internet-based subscription products, annualized, then divided by the quarter’s average total implemented subscribers.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our 2012 Form 10-K, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2012 Form 10-K.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues, net. Revenues increased approximately $5.9 million, or 25.2%, to $29.6 million for the three months ended March 31, 2013 from $23.7 million for the three months ended March 31, 2012. Revenues for 2013 consisted of $23.1 million, or 78% of total revenue, for HealthStream Learning & Talent Management and $6.5 million, or 22% of total revenue, for HealthStream Research. In 2012, revenues consisted of $17.8 million, or 75% of total revenue, for HealthStream Learning & Talent Management and $5.9 million, or 25% of total revenue, for HealthStream Research.

Revenues for HealthStream Learning & Talent Management increased $5.3 million, or 30.0%, over the first quarter of 2012. Revenues from our Internet-based subscription learning and talent management products increased by $5.1 million, or 31.8%, over the prior year first quarter due to a higher number of subscribers and more courseware consumption by subscribers. Our subscriber base increased to 3.03 million fully-implemented subscribers and 3.17 million contracted subscribers at March 31, 2013 compared to 2.66 million fully-implemented subscribers and 2.79 million contracted subscribers at March 31, 2012. Revenues from SimVentures, our collaborative arrangement with Laerdal Medical, increased by $53,000 and approximated $427,000 during the first quarter of 2013 compared to $374,000 during the first quarter of 2012. Revenues from project-based services decreased by $421,000 compared to the prior year first quarter due to fewer engagements. Revenues for the first quarter of 2012 included approximately $300,000 of registration fees from our customer Summit, while the first quarter of 2013 does not contain any revenues for Summit, which is scheduled for the fourth quarter of 2013.

Revenues for HealthStream Research increased $630,000, or 10.7%, over the first quarter of 2012. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $607,000, or 12.6%, over the prior year first quarter. Revenues from other surveys, which are conducted on annual or bi-annual cycles, increased slightly over the prior year first quarter.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $2.9 million, or 30.8%, to $12.5 million for the three months ended March 31, 2013 from $9.6 million for the three months ended March 31, 2012. Cost of revenues as a percentage of revenues was 42.2% of revenues for the three months ended March 31, 2013 compared to 40.4% of revenues for the three months ended March 31, 2012. Cost of revenues for HealthStream Learning & Talent Management increased approximately $2.2 million to $8.5 million and approximated 36.9% and 35.7% of revenues for HealthStream Learning & Talent Management for the three months ended March 31, 2013 and 2012, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and increased personnel costs, but was partially offset by lower costs associated with project-based services. Cost of revenues for HealthStream Research increased approximately $767,000 to $4.0 million and approximated 61.3% and 54.8% of revenues for HealthStream Research for the three months ended March 31, 2013 and 2012, respectively. The increase in both amount and as a percentage of revenue is primarily the result of additional costs associated with the growth in patient survey volume over the prior year first quarter.

Product Development. Product development expenses increased approximately $738,000, or 39.5%, to $2.6 million for the three months ended March 31, 2013 from $1.9 million for the three months ended March 31, 2012. Product development expenses as a percentage of revenues were 8.8% and 7.9% of revenues for the three months ended March 31, 2013 and 2012, respectively.

Product development expenses for HealthStream Learning & Talent Management increased approximately $789,000 and approximated 9.8% and 8.3% of revenues for HealthStream Learning & Talent Management for the three months ended March 31, 2013 and 2012, respectively. The increase is due to additional personnel expenses associated with the maintenance of our platform, as well as working on new product development initiatives. Product development expenses for HealthStream Research decreased approximately $51,000 and approximated 5.3% and 6.7% of revenues for HealthStream Research for the three months ended March 31, 2013 and 2012, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased approximately $337,000, or 6.1%, to $5.2 million for the three months ended March 31, 2013 from $5.5 million for the three months ended March 31, 2012. The decrease was partially due to the timing of our customer Summit, which was held in the first quarter of 2012, but is scheduled for the fourth quarter of 2013. Sales and marketing expenses for the first quarter of 2012 included approximately $870,000 of expenses associated with Summit. Sales and marketing expenses were 17.5% and 23.4% of revenues for the three months ended March 31, 2013 and 2012, respectively.

Sales and marketing expenses for HealthStream Learning & Talent Management decreased $239,000 and approximated 16.6% and 22.9% of revenues for HealthStream Learning & Talent Management for the three months ended March 31, 2013 and 2012, respectively. This decrease was associated with the timing of our customer Summit, but was partially offset by additional personnel and related expenses and increased commissions associated with higher sales performance compared to the prior year first quarter. Sales and marketing expenses for HealthStream Research decreased approximately $90,000, and approximated 19.4% and 23.0% of revenues for HealthStream Research for the three months ended March 31, 2013 and 2012, respectively. The expense decrease was primarily due to the costs associated with our customer Summit, but was partially offset by increased commissions.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.5 million, or 51.5%, to $4.3 million for the three months ended March 31, 2013 from $2.8 million for the three months ended March 31, 2012. Other general and administrative expenses as a percentage of revenues were 14.4% and 11.9% of revenues for the three months ended March 31, 2013 and 2012, respectively.

Other general and administrative expenses for HealthStream Learning & Talent Management increased $368,000 over the prior year first quarter primarily due to additional personnel, rent, and other support costs, while other general and administrative expenses for HealthStream Research decreased $14,000 compared to the prior year first quarter. The unallocated corporate portion of other general and administrative expenses increased $1.1 million over the prior year first quarter, primarily associated with additional personnel, professional fees, recruiting costs, stock based compensation expense, rent, taxes, and other general expenses.

Depreciation and Amortization. Depreciation and amortization increased approximately $342,000, or 22.3%, to $1.9 million for the three months ended March 31, 2013 from $1.5 million for the three months ended March 31, 2012. The increase primarily resulted from amortization of intangible assets within HealthStream Learning & Talent Management and higher depreciation expense associated with leasehold improvements to our Nashville, Tennessee office space.

Other Income, Net. Other income, net was approximately $47,000 for the three months ended March 31, 2013 compared to $19,000 for the three months ended March 31, 2012. The improvement is associated with higher interest income from investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of $1.3 million for the three months ended March 31, 2013 compared to $940,000 for the three months ended March 31, 2012. The Company’s effective tax rate was 39.7% for the first quarter of 2013 compared to 39.8% for the first quarter of 2012.

Net Income. Net income increased approximately $520,000, or 36.6%, to $1.9 million for the three months ended March 31, 2013 from $1.4 million for the three months ended March 31, 2012. Earnings per diluted share were $0.07 per share for the three months ended March 31, 2013, compared to $0.05 per diluted share for the three months ended March 31, 2012.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased by 30.2% to approximately $5.4 million for the three months ended March 31, 2013 compared to $4.1 million for the three months ended March 31, 2012. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for our reconciliation of this calculation to measures under US GAAP.

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

The Company understands that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluation of companies, this measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for an analysis of the Company’s results as reported under US GAAP. For example, adjusted EBITDA does not reflect cash expenditures, or future requirements for capital expenditures or contractual commitments; it does not reflect non-cash components of employee compensation; it does not reflect changes in, or cash requirements for, our working capital needs; and due to the Company’s utilization of federal and state net operating loss carryforwards in 2012 and 2013, actual cash income tax payments have been significantly less than the tax provision recorded in accordance with US GAAP, and income tax payments will continue to be less than the income tax provision until our existing federal and state net operating loss carryforwards have been fully utilized or have expired.

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

	Three Months Ended March 31,
	2013	2012
GAAP net income	$1,941	$1,420
Interest income	(59)	(31)
Interest expense	12	12
Income tax provision	1,279	940
Stock based compensation expense	310	242
Depreciation and amortization	1,876	1,534

Adjusted EBITDA	$5,359	$4,117

GAAP revenues	$29,646	$23,674
Adjustment for deferred revenue write-down	331	—

Non-GAAP revenues	$29,977	$23,674

GAAP operating income	$3,173	$2,341
Adjustment for deferred revenue write-down	331	—

Non-GAAP operating income	$3,504	$2,341

GAAP net income	$1,941	$1,420
Adjustment for deferred revenue write-down, net of tax	200	—

Non-GAAP net income	$2,141	$1,420

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $3.9 million and $3.4 million during the three months ended March 31, 2013 and 2012, respectively. The number of days sales outstanding (DSO) was 59 days for the first quarter of 2013 compared to 63 days for the first quarter of 2012. The Company calculates DSO by dividing the average accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $2.0 million and $56.6 million for the three months ended March 31, 2013 and 2012, respectively. During 2013, the Company purchased $29.6 million of marketable securities, spent $1.1 million for capitalized software development, and purchased $744,000 of property and equipment. These uses of cash were partially offset by maturities of marketable securities of $29.5 million. During 2012, the Company purchased $58.4 million of marketable securities, spent $1.0 million for capitalized software development, and purchased $763,000 of property and equipment. These uses of cash were partially offset by maturities of marketable securities of $3.5 million.

Cash provided by financing activities was approximately $742,000 and $596,000 for the three months ended March 31, 2013 and 2012, respectively. The primary source of cash from financing activities for 2013 and 2012 resulted from proceeds associated with the exercise of stock options.

Revenues increased and operating income improved over the prior year period, and our balance sheet reflects positive working capital of $86.0 million at March 31, 2013 compared to $83.3 million at December 31, 2012. The increase in working capital was primarily due to the cash generated from operations and increases in accounts receivable balances. The Company’s primary source of liquidity is $95.6 million of cash and cash equivalents and marketable securities. The Company also has a $20.0 million revolving credit facility loan agreement, all of which was available at March 31, 2013.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Over the past eight years, we have utilized our federal and state net operating loss carryforwards to offset taxable income. We anticipate our remaining net operating loss carryforwards will become fully utilized within the next 12 to 24 months. Our actual tax payments may increase significantly once the net operating loss carryforwards are fully utilized. As part of our growth strategy, we review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. The issuance of our stock as consideration for an acquisition could have a dilutive effect on earnings per share and could adversely affect our stock price. Because we have no material debt or outstanding borrowings under our revolving credit facility, our balance sheet is unleveraged. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. As of March 31, 2013, we believe we were in compliance with all covenants. The credit markets have been experiencing extreme volatility and disruption, and we cannot provide assurances that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of March 31, 2013, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $95.6 million at March 31, 2013. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $43,000.

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

HEALTHSTREAM, INC.

April 30, 2013	By:	/s/ GERARD M. HAYDEN, JR.
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