Form 10-Q
period 2013-06-30
HEALTHSTREAM INC
filed 2013-07-30
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934

For the quarterly period ended June 30, 2013

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

As of July 25, 2013, there were 26,818,956 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,651	$41,365
Marketable securities - short-term	46,777	51,952
Accounts receivable, net of allowance for doubtful accounts of $234 and $142 at June 30, 2013 and December 31, 2012, respectively	21,778	15,348
Accounts receivable - unbilled	776	1,163
Deferred tax assets, current	549	2,459
Prepaid royalties, net of amortization	2,237	3,738
Other prepaid expenses and other current assets	3,007	2,266

Total current assets	129,775	118,291
Property and equipment:
Equipment	19,241	18,108
Leasehold improvements	5,077	5,050
Furniture and fixtures	3,452	3,368

	27,770	26,526
Less accumulated depreciation and amortization	(20,279)	(18,706)

	7,491	7,820
Capitalized software development, net of accumulated amortization of $12,342 and $10,987 at June 30, 2013 and December 31, 2012, respectively	10,391	9,732
Goodwill	29,432	29,299
Intangible assets, net of accumulated amortization of $10,803 and $10,036 at June 30, 2013 and December 31, 2012, respectively	8,039	8,805
Other assets	758	581

Total assets	$185,886	$174,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,605	$1,057
Accrued liabilities	8,530	9,708
Accrued compensation and related expenses	1,322	1,121
Deferred revenue	28,541	23,146

Total current liabilities	39,998	35,032
Deferred tax liabilities, noncurrent	6,474	6,474
Other long term liabilities	675	826
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 26,805 and 26,233 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	160,254	158,020
Accumulated deficit	(21,480)	(25,842)
Accumulated other comprehensive income (loss)	(35)	18

Total shareholders’ equity	138,739	132,196

Total liabilities and shareholders’ equity	$185,886	$174,528

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues, net	$31,919	$25,841	$61,565	$49,514
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	12,871	10,167	25,391	19,742
Product development	2,778	2,182	5,384	4,051
Sales and marketing	5,450	4,678	10,650	10,214
Other general and administrative expenses	4,817	3,201	9,089	6,019
Depreciation and amortization	1,897	1,572	3,773	3,106

Total operating costs and expenses	27,813	21,800	54,287	43,132
Income from operations	4,106	4,041	7,278	6,382
Other income, net	28	26	75	45

Income before income tax provision	4,134	4,067	7,353	6,427
Income tax provision	1,712	1,640	2,991	2,580

Net income	$2,422	$2,427	$4,362	$3,847

Earnings per share:
Basic	$0.09	$0.09	$0.16	$0.15

Diluted	$0.09	$0.09	$0.16	$0.14

Weighted average shares of common stock outstanding:
Basic	26,722	26,127	26,531	26,063

Diluted	27,649	27,501	27,529	27,418

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$2,422	$2,427	$4,362	$3,847
Other comprehensive income, net of taxes:
Unrealized gain (loss) on marketable securities	(43)	10	(53)	10

Total other comprehensive income (loss)	(43)	10	(53)	10

Comprehensive income	$2,379	$2,437	$4,309	$3,857

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2013

(In thousands)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at December 31, 2012	26,233	$158,020	$(25,842)	$18	$132,196
Net income	—	—	4,362	—	4,362
Comprehensive loss	—	—	—	(53)	(53)
Stock based compensation	—	710	—	—	710
Common stock issued under stock plans, net of shares withheld for employee taxes	572	1,524	—	—	1,524

Balance at June 30, 2013	26,805	$160,254	$(21,480)	$(35)	$138,739

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$4,362	$3,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,773	3,106
Stock based compensation expense	710	541
Deferred income taxes	2,991	2,580
Provision for doubtful accounts	95	50
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(6,144)	(2,319)
Prepaid royalties	1,501	1,511
Other prepaid expenses and other current assets	(820)	(698)
Other assets	787	250
Accounts payable	548	(1,388)
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	(2,149)	(958)
Deferred revenue	5,387	2,411

Net cash provided by operating activities	11,041	8,933

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(181)	(2,904)
Changes in other investments	(250)	—
Proceeds from maturities of investments in marketable securities	55,947	20,000
Purchases of investments in marketable securities	(51,539)	(72,309)
Payments associated with capitalized software development	(2,013)	(1,996)
Purchases of property and equipment	(1,243)	(2,009)

Net cash provided by (used in) investing activities	721	(59,218)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,682	722
Taxes paid related to net settlement of equity awards	(158)	—

Net cash provided by financing activities	1,524	722

Net increase (decrease) in cash and cash equivalents	13,286	(49,563)
Cash and cash equivalents at beginning of period	41,365	76,904

Cash and cash equivalents at end of period	$54,651	$27,341

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

During the six months ended June 30, 2013 and 2012, the Company recorded a provision for income taxes of $3.0 million and $2.6 million, respectively. The Company’s effective tax rate for the six months ended June 30, 2013 and 2012 was 40.7% and 40.1%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences.

3. STOCK BASED COMPENSATION

The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options and restricted share units (RSUs). During the six months ended June 30, 2013, the Company issued 77,750 RSUs with a weighted average grant date fair value of $21.70 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the six months ended June 30, 2012, the Company issued 69,950 RSUs with a weighted average grant date fair value of $23.00 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recorded for the three and six months ended June 30, 2013 and 2012, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues (excluding depreciation and amortization)	$22	$11	$39	$21
Product development	46	36	79	71
Sales and marketing	43	40	79	77
Other general and administrative	289	212	513	372

Total stock based compensation expense	$400	$299	$710	$541

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting are included in diluted earnings per share only to the extent these shares are dilutive. Common equivalent shares are dilutive when the average market price during the period exceeds the exercise price of the underlying shares. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect, was approximately 0.1 million for both the three and six months ended June 30, 2013 and 2012.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$2,422	$2,427	$4,362	$3,847

Denominator:
Weighted-average shares outstanding	26,722	26,127	26,531	26,063
Effect of dilutive shares	927	1,374	998	1,355

Weighted-average diluted shares	27,649	27,501	27,529	27,418

Basic earnings per share	$0.09	$0.09	$0.16	$0.15

Diluted earnings per share	$0.09	$0.09	$0.16	$0.14

5. MARKETABLE SECURITIES

At June 30, 2013 and December 31, 2012, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	June 30, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1:
Mutual funds	$5,059	$10	$—	$5,069

Level 2:
Certificates of deposit	2,257	—	—	2,257
Corporate debt securities	39,496	1	(46)	39,451

Subtotal	41,753	1	(46)	41,708

Total	$46,812	$11	$(46)	$46,777

	December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1:
Mutual funds	$5,042	$30	$—	$5,072

Level 2:
Certificates of deposit	2,254	—	—	2,254
Commercial paper	3,122	1	—	3,123
Corporate debt securities	27,017	1	(17)	27,001
U.S. government securities	14,499	3	—	14,502

Subtotal	46,892	5	(17)	46,880

Total	$51,934	$35	$(17)	$51,952

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of June 30, 2013, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the six months ended June 30, 2013 and 2012, the Company did not reclassify any items out of accumulated other comprehensive income to net income.

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The following is the Company’s business segment information as of and for the three and six months ended June 30, 2013 and 2012 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2013	2012	2013	2012
Learning & Talent Management	$25,126	$19,305	$48,267	$37,103
Research	6,793	6,536	13,298	12,411

Total net revenue	$31,919	$25,841	$61,565	$49,514

Income from operations
Learning & Talent Management	$7,514	$6,108	$14,330	$10,865
Research	909	916	1,209	1,195
Unallocated	(4,317)	(2,983)	(8,261)	(5,678)

Total income from operations	$4,106	$4,041	$7,278	$6,382

Segment assets *	June 30, 2013	December 31, 2012
Learning & Talent Management	$48,758	$46,693
Research	27,113	23,978
Unallocated	110,015	103,857

Total assets	$185,886	$174,528

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

7. COLLABORATIVE ARRANGEMENT

The Company participates in a collaborative arrangement, SimVenturesTM, with Laerdal Medical A/S (Laerdal Medical). The Company receives 50 percent of the profits or losses generated from this collaborative arrangement. For the six months ended June 30, 2013, the Company has recorded approximately $1.2 million of revenues and $1.0 million of expenses related to the collaborative arrangement. For the six months ended June 30, 2012, the Company recorded $0.8 million of revenues and $0.9 million of expenses related to the collaborative arrangement. The Company has also recorded approximately $0.5 million of capitalized software development for SimVentures during 2013.

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

Overview

HealthStream provides Internet-based learning, talent management and research solutions for healthcare organizations - all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Our learning and talent management products are used by healthcare organizations to meet a broad range of their training, certification, assessment and development needs, while our research products provide our customers information about patients’ experiences, workforce engagement, physician relations, and community perceptions of their services. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry.

Key financial indicators for the second quarter of 2013 include:

•	Revenues of $31.9 million in the second quarter of 2013, up 24% from revenues of $25.8 million in the second quarter of 2012

•	Operating income of $4.1 million in the second quarter of 2013, up 2% from operating income of $4.0 million in the second quarter of 2012

•

Net income of $2.4 million in both the second quarter of 2013 and the second quarter of 2012, and earnings per share (EPS) of $0.09 per share (diluted) in both the second quarter of 2013 and the second quarter of 2012

•	Adjusted EBITDA(1) of $6.4 million in the second quarter of 2013, up 8% from $5.9 million in the second quarter of 2012

•	Annualized revenue per implemented subscriber(2) of $29.40 in the second quarter of 2013, up 13% from $25.95 in the second quarter of 2012

(1)	Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income is included in this report.

(2)	Annualized revenue per implemented subscriber represents the quarter’s revenue for internet-based subscription products, annualized, then divided by the quarter’s average total implemented subscribers.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues, net. Revenues increased approximately $6.1 million, or 23.5%, to $31.9 million for the three months ended June 30, 2013 from $25.8 million for the three months ended June 30, 2012. Revenues for 2013 consisted of $25.1 million, or 79% of total revenue, for HealthStream Learning & Talent Management and $6.8 million, or 21% of total revenue, for HealthStream Research. In 2012, revenues consisted of $19.3 million, or 75% of total revenue, for HealthStream Learning & Talent Management and $6.5 million, or 25% of total revenue, for HealthStream Research.

Revenues for HealthStream Learning & Talent Management increased $5.8 million, or 30.2%, over the second quarter of 2012. Revenues from our Internet-based subscription learning and talent management products increased by $5.0 million, or 28.3%, over the prior year second quarter due to a higher number of subscribers and more courseware consumption by subscribers. Revenues for 2013 were positively influenced by courseware subscriptions associated with International Classification of Diseases, 10th Edition (ICD-10) training. Our subscriber base increased to 3.12 million fully-implemented subscribers and 3.26 million contracted subscribers at June 30, 2013 compared to 2.78 million fully-implemented subscribers and 2.91 million contracted subscribers at June 30, 2012. Revenues from SimVentures, our collaborative arrangement with Laerdal Medical, increased by $410,000, due, in part, to the fulfillment of backorders of a recently upgraded product, and approximated $802,000 during the second quarter of 2013 compared to $392,000 during the second quarter of 2012. Revenues from our credentialing software product (which was acquired through the Sy.Med Development, Inc. acquisition in October 2012 and is not an internet-based product) contributed $1.1 million during the second quarter of 2013. Revenues from project-based services decreased by $636,000 compared to the prior year second quarter due to the completion of a large content development project.

Revenues for HealthStream Research increased $257,000, or 3.9%, over the second quarter of 2012. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $606,000, or 12.8%, over the prior year second quarter. Revenues from other surveys, which are conducted on annual or bi-annual cycles, decreased $349,000, or 19.2%, compared to the prior year second quarter.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $2.7 million, or 26.6%, to $12.9 million for the three months ended June 30, 2013 from $10.2 million for the three months ended June 30, 2012. Cost of revenues as a percentage of revenues was 40.3% of revenues for the three months ended June 30, 2013 compared to 39.3% of revenues for the three months ended June 30, 2012. Cost of revenues for HealthStream Learning & Talent Management increased approximately $2.3 million to $9.3 million and approximated 36.9% and 36.4% of revenues for HealthStream Learning & Talent Management for the three months ended June 30, 2013 and 2012, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and increased personnel costs, but was partially offset by lower costs associated with project-based services. Cost of revenues for HealthStream Research increased approximately $450,000 to $3.6 million and approximated 52.9% and 48.1% of revenues for HealthStream Research for the three months ended June 30, 2013 and 2012, respectively. The increase in both amount and as a percentage of revenue is primarily the result of additional costs associated with the growth in patient survey volume over the prior year second quarter. In addition, the decline in other survey revenues contributed to the increase as a percentage of revenue.

Product Development. Product development expenses increased approximately $596,000, or 27.3%, to $2.8 million for the three months ended June 30, 2013 from $2.2 million for the three months ended June 30, 2012. Product development expenses as a percentage of revenues were 8.7% and 8.4% of revenues for the three months ended June 30, 2013 and 2012, respectively.

Product development expenses for HealthStream Learning & Talent Management increased approximately $665,000 and approximated 9.7% and 9.1% of revenues for HealthStream Learning & Talent Management for the three months ended June 30, 2013 and 2012, respectively. The increase is due to additional personnel expenses associated with the maintenance of our platform and new product development initiatives. Product development expenses for HealthStream Research decreased approximately $69,000 and approximated 5.2% and 6.4% of revenues for HealthStream Research for the three months ended June 30, 2013 and 2012, respectively. This expense decrease was due to lower personnel expenses.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $772,000, or 16.5%, to $5.5 million for the three months ended June 30, 2013 from $4.7 million for the three months ended June 30, 2012. Sales and marketing expenses were 17.1% and 18.1% of revenues for the three months ended June 30, 2013 and 2012, respectively.

Sales and marketing expenses for HealthStream Learning & Talent Management increased $834,000 and approximated 15.8% and 16.3% of revenues for HealthStream Learning & Talent Management for the three months ended June 30, 2013 and 2012, respectively. This increase was associated with additional personnel and related expenses and increased commissions associated with higher sales performance compared to the prior year second quarter. Sales and marketing expenses for HealthStream Research decreased approximately $17,000, and approximated 20.5% and 21.6% of revenues for HealthStream Research for the three months ended June 30, 2013 and 2012, respectively.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.6 million, or 50.5%, to $4.8 million for the three months ended June 30, 2013 from $3.2 million for the three months ended June 30, 2012. Other general and administrative expenses as a percentage of revenues were 15.1% and 12.4% of revenues for the three months ended June 30, 2013 and 2012, respectively.

Other general and administrative expenses for HealthStream Learning & Talent Management increased $425,000 over the prior year second quarter primarily due to additional personnel, rent, and other support costs, while other general and administrative expenses for HealthStream Research decreased $13,000 compared to the prior year second quarter. The unallocated corporate portion of other general and administrative expenses increased $1.2 million over the prior year second quarter, primarily associated with additional personnel, professional fees, software maintenance renewal fees, taxes, contingent earn-out accruals associated with prior business combinations, and other general expenses.

Depreciation and Amortization. Depreciation and amortization increased approximately $325,000, or 20.7%, to $1.9 million for the three months ended June 30, 2013 from $1.6 million for the three months ended June 30, 2012. The increase primarily resulted from amortization of intangible assets within HealthStream Learning & Talent Management and higher depreciation expense associated with leasehold improvements to our Nashville, Tennessee office space.

Other Income, Net. Other income, net was approximately $28,000 for the three months ended June 30, 2013 compared to $26,000 for the three months ended June 30, 2012.

Income Tax Provision. The Company recorded a provision for income taxes of $1.7 million for the three months ended June 30, 2013 compared to $1.6 million for the three months ended June 30, 2012. The Company’s effective tax rate was 41.4% for the second quarter of 2013 compared to 40.3% for the second quarter of 2012.

Net Income. Net income approximated $2.4 million for both the three months ended June 30, 2013 and 2012. Earnings per diluted share were $0.09 per share for both the three months ended June 30, 2013 and 2012.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased by 8.0% to approximately $6.4 million for the three months ended June 30, 2013 compared to $5.9 million for the three months ended June 30, 2012. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for our reconciliation of this calculation to measures under US GAAP.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues, net. Revenues increased approximately $12.1 million, or 24.3%, to $61.6 million for the six months ended June 30, 2013 from $49.5 million for the six months ended June 30, 2012. Revenues for 2013 consisted of $48.3 million, or 78% of total revenue, for HealthStream Learning & Talent Management and $13.3 million, or 22% of total revenue, for HealthStream Research. In 2012, revenues consisted of $37.1 million, or 75% of total revenue, for HealthStream Learning & Talent Management and $12.4 million, or 25% of total revenue, for HealthStream Research.

Revenues for HealthStream Learning & Talent Management increased $11.2 million, or 30.1%, over 2012. Revenues from our Internet-based subscription learning and talent management products increased by $10.1 million, or 29.9%, over the prior year due to a higher number of subscribers and more courseware consumption by subscribers. 2013 revenues were positively influenced by courseware subscriptions associated with ICD-10 training. Revenues from SimVentures, our collaborative arrangement with Laerdal Medical, increased by $463,000 and approximated $1.2 million during 2013 compared to $766,000 during 2012. Revenues from our credentialing software product contributed $2.0 million during 2013. Revenues from project-based services decreased by $1.4 million compared to the prior year due to the completion of a large content development project.

Revenues for HealthStream Research increased $887,000, or 7.1%, over 2012. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $1.2 million, or 12.7%, over the prior year. Revenues from other surveys, which are conducted on annual or bi-annual cycles, decreased $326,000, or 11.3%, compared to the prior year.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $5.7 million, or 28.6%, to $25.4 million for the six months ended June 30, 2013 from $19.7 million for the six months ended June 30, 2012. Cost of revenues as a percentage of revenues was 41.2% of revenues for the six months ended June 30, 2013 compared to 39.9% of revenues for the six months ended June 30, 2012. Cost of revenues for HealthStream Learning & Talent Management increased approximately $4.4 million to $17.8 million and approximated 36.9% and 36.0% of revenues for HealthStream Learning & Talent Management for the six months ended June 30, 2013 and 2012, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and increased personnel costs, but was partially offset by lower costs associated with project-based services. Cost of revenues for HealthStream Research increased approximately $1.2 million to $7.6 million and approximated 57.0% and 51.3% of revenues for HealthStream Research for the six months ended June 30, 2013 and 2012, respectively. The increase in both amount and as a percentage of revenue is primarily the result of additional costs associated with the growth in patient survey volume over the prior year. In addition, the decline in other survey revenues contributed to the increase as a percentage of revenue.

Product Development. Product development expenses increased approximately $1.3 million, or 32.9%, to $5.4 million for the six months ended June 30, 2013 from $4.1 million for the six months ended June 30, 2012. Product development expenses as a percentage of revenues were 8.7 % and 8.2% of revenues for the six months ended June 30, 2013 and 2012, respectively.

Product development expenses for HealthStream Learning & Talent Management increased approximately $1.4 million and approximated 9.7% and 8.7% of revenues for HealthStream Learning & Talent Management for the six months ended June 30, 2013 and 2012, respectively. The increase is due to additional personnel expenses associated with the maintenance of our platform and new product development initiatives. Product development expenses for HealthStream Research decreased approximately $121,000 and approximated 5.2 % and 6.6% of revenues for HealthStream Research for the six months ended June 30, 2013 and 2012, respectively. This expense decrease was due to lower personnel expenses.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $436,000, or 4.3%, to $10.6 million for the six months ended June 30, 2013 from $10.2 million for the six months ended June 30, 2012. Sales and marketing expenses were 17.3% and 20.6% of revenues for the six months ended June 30, 2013 and 2012, respectively. The increase in amount was primarily due to additional personnel and related expenses and increased commissions associated with higher sales performance compared to the prior year. These expense increases were partially offset by a reduction of expenses associated with the timing of our customer Summit, which was held in the first quarter of 2012, but is scheduled for the fourth quarter of 2013. Sales and marketing expenses for 2012 included approximately $870,000 of expenses associated with Summit.

Sales and marketing expenses for HealthStream Learning & Talent Management increased $595,000 and approximated 16.2% and 19.5% of revenues for HealthStream Learning & Talent Management for the six months ended June 30, 2013 and 2012, respectively. This increase was associated with additional personnel and related expenses and increased commissions associated with higher sales performance compared to the prior year, but was partially offset by the timing of our customer Summit. Sales and marketing expenses for HealthStream Research decreased approximately $107,000, and approximated 20.0% and 22.3% of revenues for HealthStream Research for the six months ended June 30, 2013 and 2012, respectively. The expense decrease was primarily due to the costs associated with our customer Summit, but was partially offset by increased commissions.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $3.1 million, or 51.0%, to $9.1 million for the six months ended June 30, 2013 from $6.0 million for the six months ended June 30, 2012. Other general and administrative expenses as a percentage of revenues were 14.8% and 12.2% of revenues for the six months ended June 30, 2013 and 2012, respectively.

Other general and administrative expenses for HealthStream Learning & Talent Management increased $793,000 over the prior year primarily due to additional personnel, rent, and other support costs, while other general and administrative expenses for HealthStream Research decreased $26,000 compared to the prior year. The unallocated corporate portion of other general and administrative expenses increased $2.3 million over the prior year, primarily associated with additional personnel, software maintenance renewal fees, professional fees, taxes, contingent earn-out accruals associated with prior business combinations, and other general expenses.

Depreciation and Amortization. Depreciation and amortization increased approximately $667,000, or 21.5%, to $3.8 million for the six months ended June 30, 2013 from $3.1 million for the six months ended June 30, 2012. The increase primarily resulted from amortization of intangible assets within HealthStream Learning & Talent Management and higher depreciation expense associated with capital expenditures and leasehold improvements to our Nashville, Tennessee office space.

Other Income, Net. Other income, net was approximately $75,000 for the six months ended June 30, 2013 compared to $45,000 for the six months ended June 30, 2012. The improvement over the prior year is associated with higher interest income from investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of $3.0 million for the six months ended June 30, 2013 compared to $2.6 million for the six months ended June 30, 2012. The Company’s effective tax rate was 40.7% for 2013 compared to 40.1% for 2012.

Net Income. Net income increased approximately $515,000, or 13.4%, to $4.4 million for the six months ended June 30, 2013 from $3.8 million for the six months ended June 30, 2012. Earnings per diluted share were $0.16 per share for the six months ended June 30, 2013, compared to $0.14 per diluted share for the six months ended June 30, 2012.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased by 17.1% to approximately $11.7 million for the six months ended June 30, 2013 compared to $10.0 million for the six months ended June 30, 2012. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for our reconciliation of this calculation to measures under US GAAP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GAAP net income	$2,422	$2,427	$4,362	$3,847
Interest income	(61)	(39)	(120)	(70)
Interest expense	13	13	25	25
Income tax provision	1,712	1,640	2,991	2,580
Stock based compensation expense	400	299	710	541
Depreciation and amortization	1,897	1,572	3,773	3,106

Adjusted EBITDA	$6,383	$5,912	$11,741	$10,029

GAAP revenues	$31,919	$25,841	$61,565	$49,514
Adjustment for deferred revenue write-down	168	—	500	—

Non-GAAP revenues	$32,087	$25,841	$62,065	$49,514

GAAP operating income	$4,106	$4,041	$7,278	$6,382
Adjustment for deferred revenue write-down	168	—	500	—

Non-GAAP operating income	$4,274	$4,041	$7,778	$6,382

GAAP net income	$2,422	$2,427	$4,362	$3,847
Adjustment for deferred revenue write-down, net of tax	98	—	297	—

Non-GAAP net income	$2,520	$2,427	$4,659	$3,847

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $11.0 million and $8.9 million during the six months ended June 30, 2013 and 2012, respectively. The number of days sales outstanding (DSO) was 63 days for the second quarter of 2013 compared to 65 days for the second quarter of 2012. The Company calculates DSO by dividing the average accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash provided by investing activities was approximately $721,000 for the six months ended June 30, 2013 while $59.2 million of cash was used in investing activities for the six months ended June 30, 2012. During 2013, the Company purchased $51.5 million of marketable securities, spent $2.0 million for capitalized software development, and purchased $1.2 million of property and equipment. These uses of cash were partially offset by maturities of marketable securities of $55.9 million. During 2012, the Company purchased $72.3 million of marketable securities, utilized $2.9 million (net of cash acquired) to acquire Decision Critical, Inc. (DCI), spent $2.0 million for capitalized software development, and purchased $2.0 million of property and equipment. These uses of cash were partially offset by maturities of marketable securities of $20.0 million.

Cash provided by financing activities was approximately $1.5 million and $722,000 for the six months ended June 30, 2013 and 2012, respectively. The primary source of cash from financing activities for 2013 and 2012 resulted from proceeds associated with the exercise of stock options.

Revenues increased and operating income improved over the prior year period, and our balance sheet reflects positive working capital of $89.8 million at June 30, 2013 compared to $83.3 million at December 31, 2012. The increase in working capital was primarily due to the cash generated from operations and increases in accounts receivable balances. The Company’s primary source of liquidity is $101.4 million of cash and cash equivalents and marketable securities. The Company also has a $20.0 million revolving credit facility loan agreement, all of which was available at June 30, 2013.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Over the past eight years, we have utilized our federal and state net operating loss carryforwards to offset taxable income. We anticipate our remaining net operating loss carryforwards will become fully utilized within the next 12 to 18 months. Our actual tax payments may increase significantly once the net operating loss carryforwards are fully utilized. As part of our growth strategy, we review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. The issuance of our stock as consideration for an acquisition could have a dilutive effect on earnings per share and could adversely affect our stock price. Because we have no material debt or outstanding borrowings under our revolving credit facility, our balance sheet is unleveraged. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. As of June 30, 2013, we believe we were in compliance with all covenants. The credit markets have been experiencing extreme volatility and disruption, and we cannot provide assurances that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of June 30, 2013, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $101.4 million at June 30, 2013. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $49,000.

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

31.1  - Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  - Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS* - XBRL Instance Document

101.1 SCH* - XBRL Taxonomy Extension Schema

101.1 CAL* - XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF* - XBRL Taxonomy Extension Definition Linkbase

101.1 LAB* - XBRL Taxonomy Extension Label Linkbase

101.1 PRE* - XBRL Taxonomy Extension Presentation Linkbase

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

HEALTHSTREAM, INC.

July 30, 2013	By:	/s/ GERARD M. HAYDEN, JR.
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