Form 10-Q
period 2013-09-30
HEALTHSTREAM INC
filed 2013-10-29
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of October 23, 2013, there were 27,256,598 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,103	$41,365
Marketable securities – short-term	49,592	51,952
Accounts receivable, net of allowance for doubtful accounts of $210 and $142 at September 30, 2013 and December 31, 2012, respectively	22,741	15,348
Accounts receivable – unbilled	1,219	1,163
Deferred tax assets, current	549	2,459
Prepaid royalties, net of amortization	8,248	3,738
Other prepaid expenses and other current assets	3,196	2,266

Total current assets	140,648	118,291
Property and equipment:
Equipment	20,193	18,108
Leasehold improvements	5,161	5,050
Furniture and fixtures	3,622	3,368

	28,976	26,526
Less accumulated depreciation and amortization	(21,106)	(18,706)

	7,870	7,820

Capitalized software development, net of accumulated amortization of $13,152 and $10,987 at September 30, 2013 and December 31, 2012, respectively	10,584	9,732
Goodwill	34,044	29,299
Intangible assets, net of accumulated amortization of $11,160 and $10,036 at September 30, 2013 and December 31, 2012, respectively	10,831	8,805
Other assets	824	581

Total assets	$204,801	$174,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,848	$1,057
Accrued liabilities	7,551	4,671
Accrued royalties	8,074	5,037
Accrued compensation and related expenses	1,548	1,121
Deferred revenue	35,326	23,146

Total current liabilities	54,347	35,032
Deferred tax liabilities, noncurrent	6,555	6,474
Other long term liabilities	643	826
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 27,242 and 26,233 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	162,469	158,020
Accumulated deficit	(19,184)	(25,842)
Accumulated other comprehensive income (loss)	(29)	18

Total shareholders’ equity	143,256	132,196

Total liabilities and shareholders’ equity	$204,801	$174,528

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues, net	$33,659	$26,380	$95,224	$75,894
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	14,092	10,804	39,483	30,546
Product development	3,210	2,278	8,594	6,328
Sales and marketing	5,888	4,423	16,538	14,637
Other general and administrative expenses	4,551	3,472	13,640	9,491
Depreciation and amortization	2,039	1,672	5,812	4,779

Total operating costs and expenses	29,780	22,649	84,067	65,781
Income from operations	3,879	3,731	11,157	10,113

Other income, net	46	42	121	87

Income before income tax provision	3,925	3,773	11,278	10,200
Income tax provision	1,629	1,796	4,620	4,376

Net income	$2,296	$1,977	$6,658	$5,824

Earnings per share:
Basic	$0.08	$0.08	$0.25	$0.22

Diluted	$0.08	$0.07	$0.24	$0.21

Weighted average shares of common stock outstanding:
Basic	27,085	26,173	26,716	26,100

Diluted	27,735	27,591	27,598	27,476

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$2,296	$1,977	$6,658	$5,824
Other comprehensive income, net of taxes:
Unrealized gain (loss) on marketable securities	6	25	(47)	35

Total other comprehensive income (loss)	6	25	(47)	35

Comprehensive income	$2,302	$2,002	$6,611	$5,859

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2012	26,233	$158,020	$(25,842)	$18	$132,196
Net income	—	—	6,658	—	6,658
Comprehensive loss	—	—	—	(47)	(47)
Stock based compensation	—	1,088	—	—	1,088
Issuance of common stock in acquisition	15	534	—	—	534
Tax benefits from equity awards	—	(72)	—	—	(72)
Common stock issued under stock plans, net of shares withheld for employee taxes	994	2,899	—	—	2,899

Balance at September 30, 2013	27,242	$162,469	$(19,184)	$(29)	$143,256

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$6,658	$5,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,812	4,779
Stock based compensation expense	1,088	837
Deferred income taxes	4,560	4,200
Excess tax benefits from equity awards	72	—
Loss on other investments	30	—
Provision for doubtful accounts	95	70
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(7,312)	451
Prepaid royalties	(4,509)	1,568
Other prepaid expenses and other current assets and other assets	281	94
Accounts payable	792	(2,031)
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	346	(767)
Accrued royalties	3,037	(191)
Deferred revenue	11,904	768

Net cash provided by operating activities	22,854	15,602

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(7,362)	(2,904)
Proceeds from maturities of investments in marketable securities	63,722	35,125
Proceeds from sales of investments in marketable securities	5,062	—
Purchases of investments in marketable securities	(67,634)	(95,283)
Changes in other investments	(300)	(250)
Payments associated with capitalized software development	(3,017)	(3,097)
Purchases of property and equipment	(2,414)	(3,185)

Net cash used in investing activities	(11,943)	(69,594)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,057	791
Excess tax benefits from equity awards	(72)	—
Taxes paid related to net settlement of equity awards	(158)	—

Net cash provided by financing activities	2,827	791

Net increase (decrease) in cash and cash equivalents	13,738	(53,201)
Cash and cash equivalents at beginning of period	41,365	76,904

Cash and cash equivalents at end of period	$55,103	$23,703

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with acquisitions	$534	$575

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

During the nine months ended September 30, 2013 and 2012, the Company recorded a provision for income taxes of $4.6 million and $4.4 million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2013 and 2012 was 41.0% and 42.9%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences.

3. STOCK BASED COMPENSATION

The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options and restricted share units (RSUs). During the nine months ended September 30, 2013, the Company issued 80,250 RSUs with a weighted average grant date fair value of $22.02 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the nine months ended September 30, 2012, the Company issued 73,150 RSUs with a weighted average grant date fair value of $23.13 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recorded for the three and nine months ended September 30, 2013 and 2012, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues (excluding depreciation and amortization)	$22	$11	$61	$32
Product development	45	33	124	104
Sales and marketing	45	39	124	116
Other general and administrative	266	213	779	585

Total stock based compensation expense	$378	$296	$1,088	$837

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting are included in diluted earnings per share only to the extent these shares are dilutive. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect, was approximately 6,000 and 92,000 for the three and nine months ended September 30, 2013, respectively, and approximately 72,000 and 116,000 for the three and nine months ended September 30, 2012, respectively.

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$2,296	$1,977	$6,658	$5,824

Denominator:
Weighted-average shares outstanding	27,085	26,173	26,716	26,100
Effect of dilutive shares	650	1,418	882	1,376

Weighted-average diluted shares	27,735	27,591	27,598	27,476

Basic earnings per share	$0.08	$0.08	$0.25	$0.22

Diluted earnings per share	$0.08	$0.07	$0.24	$0.21

5. MARKETABLE SECURITIES

At September 30, 2013 and December 31, 2012, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	September 30, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	2,258	—	—	2,258
Corporate debt securities	47,363	2	(31)	47,334

Subtotal	49,621	2	(31)	49,592

Total	$49,621	$2	$(31)	$49,592

	December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1:
Mutual funds	$5,042	$30	$—	$5,072

Level 2:
Certificates of deposit	2,254	—	—	2,254
Commercial paper	3,122	1	—	3,123
Corporate debt securities	27,017	1	(17)	27,001
U.S. government securities	14,499	3	—	14,502

Subtotal	46,892	5	(17)	46,880

Total	$51,934	$35	$(17)	$51,952

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of September 30, 2013, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the three months ended September 30, 2013, the Company recorded realized gains of approximately $5,000 from sales of marketable securities.

6. BUSINESS COMBINATION

On September 9, 2013, the Company acquired substantially all of the assets of Baptist Leadership Group (BLG), a Pensacola, Florida based company that provides consulting services focused on patient-centered performance excellence in healthcare. The Company acquired BLG to strengthen its Patient Experience Solution. The consideration paid for BLG consisted of approximately $7.2 million in cash (taking into account the initial working capital adjustment that occurred at closing) and 15,230 shares of our common stock. The Company incurred approximately $110,000 in transaction costs associated with the acquisition, which were recorded in other general and administrative expense in the condensed consolidated statement of income. In allocating the purchase price, the Company has preliminarily recorded approximately $4.6 million of goodwill, $3.2 million of identifiable intangible assets, $334,000 of tangible assets, and $382,000 of liabilities. The goodwill balance is deductible for U.S. income tax purposes. The allocation of purchase price is preliminary and may be subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of intangible assets, goodwill and deferred revenue. The results of operations for BLG have been included in the Company’s condensed consolidated financial statements from the date of acquisition, and are also included in the HealthStream Research segment.

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The following is the Company’s business segment information as of and for the three and nine months ended September 30, 2013 and 2012 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2013	2012	2013	2012
Learning & Talent Management	$26,574	$20,341	$74,841	$57,444
Research	7,085	6,039	20,383	18,450

Total net revenue	$33,659	$26,380	$95,224	$75,894

Income from operations
Learning & Talent Management	$7,355	$6,424	$21,685	$17,289
Research	755	430	1,964	1,625
Unallocated	(4,231)	(3,123)	(12,491)	(8,801)

Total income from operations	$3,879	$3,731	$11,157	$10,113

Segment assets *	September 30, 2013	December 31, 2012
Learning & Talent Management	$57,124	$46,693
Research	33,699	23,978
Unallocated	113,978	103,857

Total assets	$204,801	$174,528

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

8. COLLABORATIVE ARRANGEMENT

The Company participates in a collaborative arrangement, SimVenturesTM, with Laerdal Medical A/S (Laerdal Medical). The Company receives 50 percent of the profits or losses generated from this collaborative arrangement. For the nine months ended September 30, 2013, the Company has recorded approximately $1.8 million of revenues and $1.7 million of expenses related to the collaborative arrangement. For the nine months ended September 30, 2012, the Company recorded $1.2 million of revenues and $1.3 million of expenses related to the collaborative arrangement. The Company has also recorded approximately $0.7 million of capitalized software development for SimVentures during 2013. The financial results for this collaborative arrangement are included in the HealthStream Learning & Talent Management segment.

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

Key financial indicators for the third quarter of 2013 include:

•	Revenues of $33.7 million in the third quarter of 2013, up 28% from revenues of $26.4 million in the third quarter of 2012
•	Operating income of $3.9 million in the third quarter of 2013, up four percent from operating income of $3.7 million in the third quarter of 2012
•	Net income of $2.3 million in the third quarter of 2013, up 16% from net income of $2.0 million in the third quarter of 2012, and earnings per share (EPS) of $0.08 per share (diluted) in the third quarter of 2013, up 14% from EPS of $0.07 per share (diluted) in the third quarter of 2012
•	Adjusted EBITDA(1) of $6.3 million in the third quarter of 2013, up 10% from $5.7 million in the third quarter of 2012
•	Annualized revenue per implemented subscriber(2) of $30.95 in the third quarter of 2013, up 15% from $26.98 in the third quarter of 2012

(1)	Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income is included in this report.
(2)	Annualized revenue per implemented subscriber represents the quarter’s revenue for internet-based subscription products, annualized, then divided by the quarter’s average total implemented subscribers.

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

Business Combination

On September 9, 2013, the Company acquired substantially all of the assets of Baptist Leadership Group (BLG), a Pensacola, Florida based company that provides consulting services focused on patient-centered performance excellence in healthcare. The Company acquired BLG to strengthen its Patient Experience Solution. The consideration paid for BLG consisted of approximately $7.2 million in cash (taking into account the initial working capital adjustment that occurred at closing) and 15,230 shares of our common stock. The Company incurred approximately $110,000 in transaction costs associated with the acquisition, which were recorded in other general and administrative expense in the condensed consolidated statement of income. In allocating the purchase price, the Company has preliminarily recorded approximately $4.6 million of goodwill, $3.2 million of identifiable intangible assets, $334,000 of tangible assets, and $382,000 of liabilities. The goodwill balance is deductible for U.S. income tax purposes. The allocation of purchase price is preliminary and may be subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of intangible assets, goodwill and deferred revenue. The results of operations for BLG have been included in the Company’s condensed consolidated financial statements from the date of acquisition, and are also included in the HealthStream Research segment.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues, net. Revenues increased approximately $7.3 million, or 27.6%, to $33.7 million for the three months ended September 30, 2013 from $26.4 million for the three months ended September 30, 2012. Revenues for 2013 consisted of $26.6 million, or 79% of total revenue, for HealthStream Learning & Talent Management and $7.1 million, or 21% of total revenue, for HealthStream Research. In 2012, revenues consisted of $20.4 million, or 77% of total revenue, for HealthStream Learning & Talent Management and $6.0 million, or 23% of total revenue, for HealthStream Research.

Revenues for HealthStream Learning & Talent Management increased $6.2 million, or 30.6%, over the third quarter of 2012. Revenues from our Internet-based subscription learning and talent management products increased by $5.4 million, or 28.1%, over the prior year third quarter due to a higher number of subscribers and more courseware consumption by subscribers. Revenues in the third quarter of 2013 were positively influenced by courseware subscriptions associated with, among other products, ICD-10 training. Revenues from ICD-10 training were approximately $3.9 million in the third quarter of 2013, up $3.3 million over the prior year third quarter. Since 2011, we have contracted for over one million end-user subscriptions for our ICD-10 training solution, which has a retail price that generally ranges from $15 to $125 per user per year, with the average user price situated near the bottom end of the range. In the third quarter of 2013, a majority of new contracts for this solution were for a 24 month subscription period. Our subscriber base increased to 3.19 million fully-implemented subscribers and 3.41 million contracted subscribers at September 30, 2013 compared to 2.87 million fully-implemented subscribers and 2.98 million contracted subscribers at September 30, 2012. Revenues from our credentialing software product, an installed solution, contributed $1.0 million during the third quarter of 2013. Revenues from SimVentures, our collaborative arrangement with Laerdal Medical, increased by $146,000 and approximated $565,000 during the third quarter of 2013 compared to $419,000 during the third quarter of 2012. Revenues from project-based services decreased by $220,000 compared to the prior year third quarter due to fewer content development projects.

Revenues for HealthStream Research increased $1.0 million, or 17.3%, over the third quarter of 2012. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $753,000, or 15.3%, over the prior year third quarter. Revenues from other surveys, which are conducted on annual or bi-annual cycles, increased slightly over the prior year third quarter.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $3.3 million, or 30.4%, to $14.1 million for the three months ended September 30, 2013 from $10.8 million for the three months ended September 30, 2012. Cost of revenues as a percentage of revenues was 41.9% of revenues for the three months ended September 30, 2013 compared to 41.0% of revenues for the three months ended September 30, 2012. Cost of revenues for HealthStream Learning & Talent Management increased approximately $2.7 million to $10.2 million and approximated 38.5% and 37.0% of revenues for HealthStream Learning & Talent Management for the three months ended September 30, 2013 and 2012, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and increased personnel costs, but was partially offset by lower costs associated with project-based services. Cost of revenues for HealthStream Research increased approximately $583,000 to $3.9 million and approximated 54.4% and 54.2% of revenues for HealthStream Research for the three months ended September 30, 2013 and 2012, respectively. The increase in both amount and as a percentage of revenue is primarily the result of additional costs associated with the growth in patient survey volume over the prior year third quarter.

Product Development. Product development expenses increased approximately $933,000, or 41.0%, to $3.2 million for the three months ended September 30, 2013 from $2.3 million for the three months ended September 30, 2012. Product development expenses as a percentage of revenues were 9.5% and 8.6% of revenues for the three months ended September 30, 2013 and 2012, respectively.

Product development expenses for HealthStream Learning & Talent Management increased approximately $920,000 and approximated 10.5% and 9.2% of revenues for HealthStream Learning & Talent Management for the three months ended September 30, 2013 and 2012, respectively. The increase is due to additional personnel expenses associated with the maintenance of our platform and new product development initiatives. Product development expenses for HealthStream Research increased approximately $13,000 and approximated 5.9% and 6.7% of revenues for HealthStream Research for the three months ended September 30, 2013 and 2012, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $1.5 million, or 33.1%, to $5.9 million for the three months ended September 30, 2013 from $4.4 million for the three months ended September 30, 2012. Sales and marketing expenses were 17.5% and 16.8% of revenues for the three months ended September 30, 2013 and 2012, respectively.

Sales and marketing expenses for HealthStream Learning & Talent Management increased $1.3 million and approximated 16.5% and 15.0% of revenues for HealthStream Learning & Talent Management for the three months ended September 30, 2013 and 2012, respectively. This increase was associated with additional personnel and related expenses and increased commissions associated with higher sales performance compared to the prior year third quarter. Sales and marketing expenses for HealthStream Research increased approximately $139,000, and approximated 20.1% and 21.3% of revenues for HealthStream Research for the three months ended September 30, 2013 and 2012, respectively. The expense increase was primarily due to additional personnel and related expenses and increased commissions associated with higher sales performance compared to the prior year.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.1 million, or 31.1%, to $4.6 million for the three months ended September 30, 2013 from $3.5 million for the three months ended September 30, 2012. Other general and administrative expenses as a percentage of revenues were 13.5% and 13.2% of revenues for the three months ended September 30, 2013 and 2012, respectively.

Other general and administrative expenses for HealthStream Learning & Talent Management increased $153,000 over the prior year third quarter primarily due to additional personnel, rent, and other support costs, while other general and administrative expenses for HealthStream Research increased $9,000 compared to the prior year third quarter. The unallocated corporate portion of other general and administrative expenses increased $917,000 over the prior year third quarter, primarily associated with additional personnel, professional fees, recruiting costs, stock based compensation expense, rent, and other general expenses.

Depreciation and Amortization. Depreciation and amortization increased approximately $367,000, or 21.9%, to $2.0 million for the three months ended September 30, 2013 from $1.7 million for the three months ended September 30, 2012. The increase primarily resulted from amortization of intangible assets within HealthStream Learning & Talent Management and higher depreciation expense associated with improvements to our Nashville, Tennessee office space.

Other Income, Net. Other income, net was approximately $46,000 for the three months ended September 30, 2013 compared to $42,000 for the three months ended September 30, 2012. The improvement is associated with higher interest income from investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of $1.6 million for the three months ended September 30, 2013 compared to $1.8 million for the three months ended September 30, 2012. The Company’s effective tax rate was 41.5% for the third quarter of 2013 compared to 47.6% for the third quarter of 2012. The decrease in the effective tax rate was due to certain non-recurring state tax expenses incurred during 2012, but not during 2013.

Net Income. Net income increased approximately $319,000, or 16.1%, to $2.3 million for the three months ended September 30, 2013 from $2.0 million for the three months ended September 30, 2012. Earnings per diluted share were $0.08 per share for the three months ended September 30, 2013, compared to $0.07 per diluted share for the three months ended September 30, 2012.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased by 10.2% to approximately $6.3 million for the three months ended September 30, 2013 compared to $5.7 million for the three months ended September 30, 2012. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for our reconciliation of this calculation to measures under US GAAP.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues, net. Revenues increased approximately $19.3 million, or 25.5%, to $95.2 million for the nine months ended September 30, 2013 from $75.9 million for the nine months ended September 30, 2012. Revenues for 2013 consisted of $74.8 million, or 79% of total revenue, for HealthStream Learning & Talent Management and $20.4 million, or 21% of total revenue, for HealthStream Research. In 2012, revenues consisted of $57.4 million, or 76% of total revenue, for HealthStream Learning & Talent Management and $18.5 million, or 24% of total revenue, for HealthStream Research.

Revenues for HealthStream Learning & Talent Management increased $17.4 million, or 30.3%, over the first nine months of 2012. Revenues from our Internet-based subscription learning and talent management products increased by $15.4 million, or 29.2%, over the prior year period due to a higher number of subscribers and more courseware consumption by subscribers. Revenues in 2013 were positively influenced by courseware subscriptions associated with, among other products, ICD-10 training. Revenues from ICD-10 training were approximately $8.8 million in 2013, up $7.8 million over the prior year. Revenues from our credentialing product increased $3.0 million over the prior year period. Revenues from SimVentures, our collaborative arrangement with Laerdal Medical, increased by $609,000 and approximated $1.8 million during the first nine months of 2013 compared to $1.2 million during the first nine months of 2012. Revenues from project-based services decreased by $1.6 million compared to the prior year period due to fewer content development projects.

Revenues for HealthStream Research increased $1.9 million, or 10.5%, over the first nine months of 2012. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $2.0 million, or 13.6%, over the prior year period. Revenues from other surveys, which are conducted on annual or bi-annual cycles, decreased by $285,000, or 7.1%, compared to the prior year period.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $8.9 million, or 29.3%, to $39.5 million for the nine months ended September 30, 2013 from $30.5 million for the nine months ended September 30, 2012. Cost of revenues as a percentage of revenues was 41.5% of revenues for the nine months ended September 30, 2013 compared to 40.2% of revenues for the nine months ended September 30, 2012.

Cost of revenues for HealthStream Learning & Talent Management increased approximately $7.1 million to $28.0 million and approximated 37.5% and 36.4% of revenues for HealthStream Learning & Talent Management for the nine months ended September 30, 2013 and 2012, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and increased personnel costs, but was partially offset by lower costs associated with project-based services. Cost of revenues for HealthStream Research increased approximately $1.8 million to $11.4 million and approximated 56.1% and 52.3% of revenues for HealthStream Research for the nine months ended September 30, 2013 and 2012, respectively. The increase in both amount and as a percentage of revenue is primarily the result of additional costs associated with the growth in patient survey volume over the prior year.

Product Development. Product development expenses increased approximately $2.3 million, or 35.8%, to $8.6 million for the nine months ended September 30, 2013 from $6.3 million for the nine months ended September 30, 2012. Product development expenses as a percentage of revenues were 9.0% and 8.3% of revenues for the nine months ended September 30, 2013 and 2012, respectively.

Product development expenses for HealthStream Learning & Talent Management increased approximately $2.4 million and approximated 10.0% and 8.9% of revenues for HealthStream Learning & Talent Management for the nine months ended September 30, 2013 and 2012, respectively. The increase is due to additional personnel expenses associated with the maintenance of our platform and new product development initiatives. Product development expenses for HealthStream Research decreased approximately $108,000 and approximated 5.4% and 6.6% of revenues for HealthStream Research for the nine months ended September 30, 2013 and 2012, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $1.9 million, or 13.0%, to $16.5 million for the nine months ended September 30, 2013 from $14.6 million for the nine months ended September 30, 2012. Sales and marketing expenses were 17.4% and 19.3% of revenues for the nine months ended September 30, 2013 and 2012, respectively. These expense increases were partially offset by a reduction of expenses associated with the timing of our customer Summit, which was held in the first quarter of 2012, compared to the fourth quarter of 2013. Sales and marketing expenses for 2012 included approximately $870,000 of expenses associated with Summit.

Sales and marketing expenses for HealthStream Learning & Talent Management increased $1.9 million and approximated 16.3% and 17.9% of revenues for HealthStream Learning & Talent Management for the nine months ended September 30, 2013 and 2012, respectively. This increase was associated with additional personnel and related expenses and increased commissions associated with higher sales performance compared to the prior year, but was partially offset by the timing of our customer Summit. Sales and marketing expenses for HealthStream Research increased approximately $33,000, and approximated 20.0% and 22.0% of revenues for HealthStream Research for the nine months ended September 30, 2013 and 2012, respectively.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $4.1 million, or 43.7%, to $13.6 million for the nine months ended September 30, 2013 from $9.5 million for the nine months ended September 30, 2012. Other general and administrative expenses as a percentage of revenues were 14.3% and 12.5% of revenues for the nine months ended September 30, 2013 and 2012, respectively.

Other general and administrative expenses for HealthStream Learning & Talent Management increased $946,000 over the prior year period primarily due to additional personnel, rent, and other support costs, while other general and administrative expenses for HealthStream Research decreased $18,000 compared to the prior year period. The unallocated corporate portion of other general and administrative expenses increased $3.2 million over the prior year period, primarily associated with additional personnel, professional fees, recruiting costs, stock based compensation expense, rent, taxes, and other general expenses.

Depreciation and Amortization. Depreciation and amortization increased approximately $1.0 million, or 21.6%, to $5.8 million for the nine months ended September 30, 2013 from $4.8 million for the nine months ended September 30, 2012. The increase primarily resulted from amortization of intangible assets within HealthStream Learning & Talent Management and higher depreciation expense associated with improvements to our Nashville, Tennessee office space.

Other Income, Net. Other income, net was approximately $121,000 for the nine months ended September 30, 2013 compared to $87,000 for the nine months ended September 30, 2012. The improvement is associated with higher interest income from investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of $4.6 million for the nine months ended September 30, 2013 compared to $4.4 million for the nine months ended September 30, 2012. The Company’s effective tax rate was 41.0% for 2013 compared to 42.9% for 2012. The decrease in the effective tax rate was due to certain non-recurring state tax expenses incurred during 2012, but not during 2013.

Net Income. Net income increased approximately $834,000, or 14.3%, to $6.7 million for the nine months ended September 30, 2013 from $5.8 million for the nine months ended September 30, 2012. Earnings per diluted share were $0.24 per share for the nine months ended September 30, 2013, compared to $0.21 per diluted share for the nine months ended September 30, 2012.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased by 14.6% to approximately $18.0 million for the nine months ended September 30, 2013 compared to $15.7 million for the nine months ended September 30, 2012. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for our reconciliation of this calculation to measures under US GAAP.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GAAP net income	$2,296	$1,977	$6,658	$5,824
Interest income	(69)	(53)	(189)	(123)
Interest expense	13	13	38	38
Income tax provision	1,629	1,796	4,620	4,376
Stock based compensation expense	378	296	1,088	837
Depreciation and amortization	2,039	1,672	5,812	4,779

Adjusted EBITDA	$6,286	$5,702	$18,027	$15,731

GAAP revenues	$33,659	$26,380	$95,224	$75,894
Adjustment for deferred revenue write-down	167	92	667	92

Non-GAAP revenues	$33,826	$26,472	$95,891	$75,986

GAAP operating income	$3,879	$3,731	$11,157	$10,113
Adjustment for deferred revenue write-down	167	92	667	92

Non-GAAP operating income	$4,046	$3,823	$11,824	$10,205

GAAP net income	$2,296	$1,977	$6,658	$5,824
Adjustment for deferred revenue write-down, net of tax	98	53	394	53

Non-GAAP net income	$2,394	$2,030	$7,052	$5,877

Liquidity and Capital Resources

Net cash provided by operating activities increased by approximately $7.2 million, or 46.5%, to $22.9 million for the nine months ended September 30, 2013 from $15.6 million for the nine months ended September 30, 2012. The number of days sales outstanding (DSO) was 61 days for the third quarter of 2013 compared to 55 days for the third quarter of 2012. The Company calculates DSO by dividing the average accounts receivable balance, excluding unbilled and other receivables, by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $11.9 million and $69.6 million for the nine months ended September 30, 2013 and 2012, respectively. During 2013, the Company purchased $67.6 million of marketable securities, utilized $7.4 million on acquisitions, spent $3.0 million for capitalized software development, and purchased $2.4 million of property and equipment. These uses of cash were partially offset by maturities and sales of marketable securities of $68.8 million. During 2012, the Company purchased $95.3 million of marketable securities, utilized $2.9 million on acquisitions, spent $3.1 million for capitalized software development, and purchased $3.2 million of property and equipment. These uses of cash were partially offset by maturities of marketable securities of $35.1 million.

Cash provided by financing activities was approximately $2.8 million and $791,000 for the nine months ended September 30, 2013 and 2012, respectively. The primary source of cash from financing activities for 2013 and 2012 resulted from proceeds associated with the exercise of stock options.

Revenues increased and operating income improved over the prior year period, and our balance sheet reflects positive working capital of $86.3 million at September 30, 2013 compared to $83.3 million at December 31, 2012. The increase in working capital was primarily due to the cash generated from operations and increases in accounts receivable balances. The Company’s primary source of liquidity is $104.7 million of cash and cash equivalents and marketable securities. The Company also has a $20.0 million revolving credit facility loan agreement, all of which was available at September 30, 2013.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Over the past eight years, we have utilized our federal and state net operating loss carryforwards to offset taxable income. We anticipate our remaining net operating loss carryforwards will become fully utilized within the next 12 to 24 months. Our actual tax payments may increase significantly once the net operating loss carryforwards are fully utilized. As part of our growth strategy, we have recently completed several acquisitions and we continue to review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. The issuance of our stock could have a dilutive effect on earnings per share and could adversely affect our stock price. Because we have no material debt or outstanding borrowings under our revolving credit facility, our balance sheet is unleveraged. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. As of September 30, 2013, we believe we were in compliance with all covenants. The credit markets have been experiencing extreme volatility and disruption, and we cannot provide assurances that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of September 30, 2013, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $104.7 million at September 30, 2013. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $59,000.

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

31.1 – Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS – XBRL Instance Document

101.1 SCH – XBRL Taxonomy Extension Schema

101.1 CAL – XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF – XBRL Taxonomy Extension Definition Linkbase

101.1 LAB – XBRL Taxonomy Extension Label Linkbase

101.1 PRE – XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC

October 29, 2013	By:	/s/ GERARD M. HAYDEN, JR.
Gerard M. Hayden, Jr.
Chief Financial Officer

HEALTHSTREAM, INC.

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase