Form 10-K
period 2013-12-31
HEALTHSTREAM INC
filed 2014-03-04
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the NASDAQ Global Select Market on June 28, 2013 was approximately $514.3 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 28, 2014, there were 27,420,090 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

OVERVIEW AND HISTORY

HealthStream, Inc. (HealthStream or the Company) provides SaaS-based workforce development solutions and research/patient experience solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Our workforce development products are used by healthcare organizations to meet a broad range of their training, certification, competency assessment, performance appraisal, and development needs, while our research/patient experience products provide our customers information about patients’ experiences and how to improve them, workforce engagement, physician relations, and community perceptions of their services. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. Our customer base includes approximately 4,000 healthcare organizations (predominately acute-care facilities) throughout all 50 states.

At December 31, 2013, HealthStream had approximately 3.71 million “total subscribers” to its subscription-based solutions. Each individual end-user who utilizes at least one HealthStream subscription-based solution is counted as one subscriber, regardless of the number of subscriptions contracted by or for that end-user. Of our 3.71 million total subscribers, 3.39 million were already implemented as of December 31, 2013 and 316,000 were in the process of implementation. Our subscription-based solutions include any of our platform applications, plus courseware or content. We deliver educational activities and training courseware to our customers through our platform application, the HealthStream Learning Center™ (HLC), while we deliver competency management and performance appraisal tools through our platform applications the HealthStream Competency Center (HCC) and HealthStream Performance Center (HPC), respectively, all on our SaaS-based platform. Our research/patient experience products and service offerings include quality and satisfaction surveys, data analyses of survey results, patient experience evaluation and improvement, and other research-based measurement tools focused on patients, physicians, employees, and members of the community. Our core research/patient experience product is the Patient Insights™ survey, which accounted for approximately 78 percent of our research/patient experience solutions business, based on revenue, during 2013.

As we place greater emphasis on offering our customers new and innovative ways of assessing and developing their workforces, simulation is becoming a growing part of our product portfolio. We have a collaborative arrangement with Laerdal Medical A/S (Laerdal Medical), a leader in healthcare simulation, to provide a suite of products for distributing training simulations and scenarios directly over the Internet and managing simulation centers worldwide. SimStore® allows simulation customers to sample, license, and download scenarios directly to simulators over the Internet. SimManager is an application for managing simulation centers that shares the same platform with our HLC, and was launched in early 2012. We have a long-term relationship with Laerdal Medical and have been a distributor of its HeartCodeTM product line for the last seven years. HeartCodeTM uses task based manikins that assist healthcare professionals in studying, training, and testing for what is commonly known as cardiopulmonary resuscitation (CPR) certification.

Headquartered in Nashville, Tennessee, the Company was incorporated in 1990 and began providing its SaaS-based solutions in 1999 and its survey and research solutions in 2005. Including additional offices in Laurel, Maryland, Brentwood, Tennessee, and Pensacola, Florida, HealthStream had 598 full-time and 88 part-time employees as of December 31, 2013. Our business has evolved from an initial focus on technology-based training to a company providing workforce development and research/patient experience solutions to the nation’s healthcare providers.

INDUSTRY BACKGROUND

According to the deputy director of the National Health Statistics Group at the Centers for Medicare and Medicaid Services (CMS), spending in the healthcare industry reached approximately $2.79 trillion in 2012, or 17.2% of the U.S. gross domestic product. Hospital care expenditures accounted for approximately 33.5% of the $2.79 trillion industry. According to the Bureau of Labor Statistics, approximately 17.8 million professionals are employed in the healthcare segment of the domestic economy, with approximately 4.8 million employed in acute-care hospitals and approximately 3.2 million employed in post-acute-care organizations, our primary target markets for our workforce development and research/patient experience products. As of December 31, 2013, approximately 3.71 million healthcare professionals were subscribers to our SaaS-based solutions, which include 3.39 million subscribers already implemented and 316,000 subscribers in the process of implementation.

All of the 4.8 million hospital-based healthcare professionals that work in the nation’s approximately 5,000 acute-care hospitals are required by federal mandates and accrediting bodies to complete training in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA) and The Joint Commission (an independent, not-for-profit organization that accredits and certifies healthcare organizations and programs in the United States), as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act (HIPAA).

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

A large portion of the nation’s hospitals utilize research and survey tools to gain insight about patients’ experiences, to assess workforce competency and engagement, to determine the status of physician relations, and to measure the perceptions about the hospitals in the communities they serve. Industry-wide interest is increasing in research due in part, to the CAHPS® (Consumer Assessment of Healthcare Providers and Systems) Hospital Survey launched by CMS in partnership with the Agency for Healthcare Research and Quality (AHRQ). Hospitals must submit data to CMS for certain required quality measures—which for inpatients includes the CAHPS® Hospital Survey—in order to receive the full market basket increase to their reimbursement payment rates from CMS. Hospitals that fail to submit this survey data will incur a reduction of two percentage points in the inpatient market basket update amount for the following federal fiscal year. We are designated as a certified vendor for and offer CAHPS® Hospital Survey services.

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

HEALTHSTREAM’S SOLUTIONS

HealthStream’s products and services are organized into two segments—HealthStream Workforce Development Solutions (formerly referenced as HealthStream Learning & Talent Management) and HealthStream Research/Patient Experience Solutions (formerly referenced as HealthStream Research)—that collectively help healthcare organizations meet their ongoing training, education, assessment, competency management, and compliance needs. We provide our solutions to a wide range of customers within the healthcare industry.

HealthStream Workforce Development Solutions—Within HealthStream Workforce Development Solutions, we bring training, assessment, talent development, and talent management solutions together with administrative and management tools on our platform through our HLC, HCC, and HPC. We also offer a more streamlined version of the HLC, HealthStream Express™, along with HealthStream Connect, a content delivery platform that is designed for the singular purpose of allowing access to our extensive content libraries. These content libraries allow our customers to subscribe to a wide array of additional courseware. Additionally, medical device companies can offer online training support through our platform’s Inservice Center capability for their products and sponsor continuing education directly to healthcare workers.

Our workforce development solutions support healthcare administrators in configuring training to meet the specific needs of various groups of employees, modifying training materials, documenting training completion, and facilitating competency assessments, and performance appraisals. As of December 31, 2013, we had approximately 3.71 million total subscribers for our subscription-based solutions, which include 3.39 million subscribers already implemented and 316,000 subscribers in the process of implementation. Our subscription-based solutions include subscriptions to our platform applications, plus courseware and content subscriptions. Pricing for the HLC, HCC, and HPC are subscription based, with fees based on the number of subscribers, courseware provided, and other factors. We offer training, implementation, and account management services to facilitate adoption of our subscription-based solutions. Fees for training are based on the time and efforts of the personnel involved. Implementation fees vary based on the size, scope, and complexity of the project. Our SaaS-based platform and subscription-based solutions are hosted in a central data center that allows authorized subscribers Internet access to our services, thereby eliminating the need for onsite local implementations of installed workforce development products.

Other Applications on our Platform—In addition to the HLC, we offer an array of other applications on our platform, each serving a unique function for hospitals and health systems. Each application on our platform is SaaS-based and has its own value proposition and revenue stream.

•

The Authoring Center is a platform application that provides healthcare organizations the capability to create Internet-based courses by moving their existing course material online or self-authoring new material and electively sharing these materials with our other customers through a courseware exchange. We also offer Authoring Pro, an upgraded product which includes a licensed image library, as an additional subscription to this product. Team Author, a collaborative authoring application, was launched in 2012. Pricing for these products is subscription based, with fees based on the number of subscribers and level of penetration of services within the customer organization.

•

The HealthStream Competency Center™ (HCC) is our SaaS-based platform application for competency management for healthcare organizations, which provides customers tools to assess competency and appraise performance. Competency assessment is a requirement of hospitals and healthcare organizations for maintaining accreditation based on requirements from The Joint Commission to evaluate, document, and report performance competencies. We believe that the HCC offers an effective means of determining which competencies are associated with each position and evaluating and documenting competency assessments.

•

The HealthStream Performance Center™ (HPC) is our SaaS-based platform application for performance management for healthcare organizations, which provides an automated, paperless performance appraisal process. The HPC was launch in March of 2012. We believe the HPC offers an effective means of streamlining the performance appraisal process, which tends to increase completion rates and consistency with all aspects of hospitals’ workforce appraisal processes.

•

SimCenter®—is a suite of applications. We formed a collaborative arrangement, SimVentures, with Laerdal Medical in 2010 to offer products and services aimed at accelerating the global adoption of simulation-based learning by healthcare providers with a focus on improving clinical competencies and patient outcomes. The venture offers healthcare organizations and medical and nursing schools worldwide a range of fully integrated SaaS applications that accelerate development and distribution of simulation content; enable enterprise-wide management of simulation centers, simulators, and programs; and support assessment of the effectiveness of simulation training as part of complete curricula. SimStore®, one segment of our collaborative arrangement with Laerdal, began operations in the first quarter of 2011 and our simulation management platform, SimManager, was launched in early 2012. SimView, our debriefing system for simulation-based training, also was launched in early 2012.

HealthStream Research/Patient Experience Solutions—HealthStream Research/Patient Experience Solutions complements HealthStream Workforce Development Solutions product and service offerings by providing hospital-based customers with Patient Insights™, Employee Insights™, Physician Insights™, and Community Insights™ surveys, data analyses of survey results, and other research-based measurement tools. Our services are designed to provide thorough analyses with insightful recommendations for change; benchmarking capability using our comprehensive databases; and consulting services to identify solutions for our customers based on their survey results. Clients are able to access and analyze their survey results data through Insights Online™, our secure web-based reporting platform. Our survey and research solutions focus on providing statistically valid data to assist our customers with their decision making related to their organization’s performance improvement objectives. In addition to collecting and reporting data, we provide analysis and consulting to help customers understand and improve their survey results and patient experiences and the underlying impact on their business. It is with this insight that healthcare organizations are able to develop plans for enhanced performance that can be delivered through our learning solutions. Pricing for these services is based on the survey type, delivery method, size of the survey instrument, sample size, frequency of survey cycles, and other factors.

BUSINESS COMBINATIONS

We acquired Decision Critical, Inc. (DCI) in June 2012, Sy.Med Development, Inc. (Sy.Med) in October 2012, and substantially all of the assets of Baptist Leadership Group (BLG) in September 2013. For additional information regarding these acquisitions, please see Note 5 of the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

CUSTOMERS

We provide our solutions to customers across a broad range of entities within the healthcare industry, including healthcare organizations (including government entities) and pharmaceutical and medical device companies. We derive a substantial portion of our revenues from a relatively small number of customers, although no single customer represented more than 10 percent of our revenues during 2013, 2012, or 2011. Examples of customers that have purchased or contracted for products and services from HealthStream include: HCA, Inc., Tenet Healthcare Corporation, Catholic Health Initiatives, Community Health Systems, Inc., Lifepoint Hospitals, Inc., and Ardent Health Services, LLC.

SALES AND MARKETING

We market our products and services primarily through our direct sales teams, our consultants, and our account relationship managers, who are based at our corporate headquarters in Nashville, Tennessee and in our additional offices located in Laurel, Maryland, Brentwood, Tennessee, and Pensacola, Florida as well as remote home office sales locations. As of December 31, 2013, our HealthStream Workforce Development Solutions sales and relationship management personnel consisted of 93 employees—of which 86 carried sales quotas—and our HealthStream Research/Patient Experience Solutions sales and relationship management personnel consisted of 27 employees—of which 15 carried sales quotas. Our geographically dispersed field sales organization is divided into teams focused on selling our workforce development products and a separate sales team focused on selling our research and patient experience improvement products.

We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups—including our annual customer Summit, trade shows, internet promotion and demonstrations, telemarketing campaigns, public relations, distribution of product-specific literature, direct mail, and advertising.

Over most of the last twelve years, we have hosted an annual conference in Nashville for our customers known as the “Summit.” We have utilized this client conference to reach out to existing and potential customers and business partners, provide training and educational services, and to demonstrate our new and existing product offerings. We have marketing teams that are responsible for these initiatives and for working with and supporting our product management and sales teams. At December 31, 2013, our marketing personnel consisted of 19 employees.

OPERATIONS

We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services, recurring sales, and development and maintenance of new and existing products are dependent on the strength of our operations, customer service, product development and maintenance, training, and other support teams. As of December 31, 2013, these personnel consisted of approximately 192 employees for our Workforce Development Solutions segment and approximately 302 employees for our Research/Patient Experience Solutions segment, of which 175 employees worked in our interviewing center. Our Workforce Development Solutions operations team consists of personnel associated with customer support, implementation services, product development and maintenance, training, and project management. Our Research/Patient Experience Solutions operations team consists of personnel associated with phone interviewing, distributing and processing paper-based survey instruments, patient experience coaching and consulting, data analysis and reporting of survey results, and project management.

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

Our software applications, servers, and network infrastructure that deliver the majority of our services are hosted by third-party data center providers. Our primary data center is located at a tier-four rated hosting facility in Chicago, Illinois, and our disaster recovery data center is hosted by a separate provider located in Franklin, Tennessee. Both of our providers maintain our equipment in secure, limited access environments, supported by redundant power, environmental conditioning, and network connectivity. Our providers’ hosting centers are connected to the Internet through multiple, redundant, high-speed fiber optic circuits. The transactional systems supporting the data collection for our survey products are located in secure, limited access environments located at our Nashville, Tennessee and Laurel, Maryland offices and feed our core business intelligence platforms supporting our survey products located at our primary hosting facility in Chicago. Company personnel monitor all servers, networks, and systems on a continuous basis. Together with our providers, we employ several levels of enterprise firewall systems and data abstraction to protect our databases, customer information, and courseware library from unauthorized access. All of our production data located in our Chicago data center is backed up in real time to our disaster recovery data center located in Franklin, Tennessee. Monthly snap-shots of our data are stored off-site with a third-party data storage provider.

COMPETITION

In addition to the competing healthcare education delivery methods in the industry, we also have direct competitors. In the workforce development business, a number of companies offer competitive learning management products and talent management modules to the healthcare industry. We compete with companies such as Cornerstone OnDemand, Healthcare Source, Oracle, SABA, SAP, and SumTotal Systems that provide their services to multiple industries, including healthcare. During 2012, SAP and Oracle gained greater presence in the healthcare market by way of acquisitions; SAP acquired SuccessFactors and Oracle acquired TALEO. We also compete with large medical publishers that have operating units that offer learning management systems that focus on healthcare, such as Reed Elsevier Group’s MC Strategies. In the healthcare research business, we see competition from large nationally recognized research firms such as Avatar International, Gallup, National Research Corporation, Press Ganey Associates, Studer Group, Professional Research Consultants, Inc., and others. Our research business also experiences direct competition from vendors who provide research services to other industries including Kenexa, which is now owned by IBM, and Foresight, which is now owned by TNS Global. Finally, in our simulation business, we compete with B-Line Medical, CAE/Meti, and EMS.

We believe our workforce development solutions, which include both products and services that facilitate training, assessment and development for healthcare professionals, a wide assortment of courseware, a mechanism for measuring satisfaction and/or other results, and the ability to provide all our services on a single platform over the Internet, provide us with a competitive advantage. In our research business, we believe our large proprietary database of survey results, technology infrastructure designed to automate the processing of survey results, proprietary core survey instruments and action plan development methodology, and our ability to quickly deliver relevant online courseware targeted at addressing survey related findings provide us with a competitive advantage. In our simulation business, our SimCenterTM products enable simulation centers to purchase courseware online, manage students and resources, and provide a debriefing capability in an integrated manner. Built on our SaaS-based platform and with our collaborative arrangement with Laerdal Medical, a world leader in simulation equipment, we believe we have a competitive advantage in this area. We believe that the principal competitive factors affecting the marketing of our workforce development and research solutions to the healthcare industry include:

•

features of our SaaS-based platform and applications, including reporting, management functionality, ability to manage a variety of events or modalities, courseware assignment, curriculum management, documenting competency assessments and performance appraisals, scalability, and the ability to track utilization and results;

•

scope and variety of Internet-based learning courseware available, including mandated content for OSHA, The Joint Commission, patient safety, and HIPAA requirements, ICD-10 training, competency-based content, courseware scenarios that drive simulators, courseware that provides CPR certification, as well as the ability of our customers to create and host their own web-enabled courseware;

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

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

Regulation of the Internet and the Privacy and Security of Personal Information

The laws and regulations that govern our business change rapidly. For example, the United States government and the governments of some states and foreign countries have attempted to regulate activities on the Internet. The following are some of the evolving areas of law that are relevant to our business:

•

Privacy and Security Laws. Current and proposed federal, state and foreign privacy and security regulations and other laws restricting the collection, use, security and disclosure of personal information could limit our ability to collect information or use and disclose the information in our databases or derived from other sources to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation. For example, the American Recovery and Reinvestment Act of 2009 (ARRA) expanded the application of certain HIPAA privacy and security requirements to apply directly to us as a business associate of our customers. On January 25, 2013, the United States Department of Health and Human Services (HHS) issued implementing regulations, and compliance was generally required beginning September 23, 2013.

•

Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us violates these regulations.

•

Information Security Accountability Regulation. As a business associate of our customers, we are required to report certain breaches of protected health information to our customers, which must in turn notify affected individuals, HHS and, in certain situations involving large breaches, the media. The 2013 HHS regulations created a presumption that all non-permitted uses or disclosures of unsecured, protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. In addition, we are subject to certain state laws that relate to privacy or the reporting of security breaches. For example, California law requires notification of security breaches involving personal information and medical information. We may incur costs to comply with these security requirements. Because many of these laws are new and there is little guidance related to many of these laws, it is difficult to estimate the cost of our compliance with these laws. Further, Congress has considered bills that would require companies to engage independent third parties to audit the companies’ computer information security. If the Company is required to report a breach of security or if one of the Company’s customers is required to report a breach of security by the Company, the Company’s business could be negatively impacted.

•

Sales and Use Tax. Through December 31, 2013, we collected sales, use or other taxes on taxable transactions in states in which we have employees or have a significant level of sales activity. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet.

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

Health Insurance Portability and Accountability Act (HIPAA). HIPAA regulations require certain organizations, including most healthcare providers and health plans, to adopt safeguards regarding the use and disclosure of health-related information. HIPAA regulations also require these organizations to provide reasonable and appropriate safeguards to protect the privacy, integrity and confidentiality of individually identifiable healthcare information. These healthcare organizations are required to establish, maintain and provide training with regard to their policies and procedures for protecting the integrity and confidentiality of individually identifiable healthcare information. Healthcare organizations are required to document training on these topics to support their compliance. ARRA expanded the application of certain HIPAA privacy and security requirements to apply directly to companies (known as business associates) that provide services to certain healthcare organizations, and revised the requirements for agreements with business associates. Under the regulations that implement these ARRA requirements, business associates and their subcontractors may be directly subject to criminal and civil sanctions for violations of HIPAA privacy security standards.

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

Continuing Nursing Education (CNE). State nurse practice laws are usually the source of authority for establishing the state board of nursing requirements. The state board of nursing establishes the state’s CNE requirements for professional nurses. CNE credits are provided through accredited providers that have been approved by the ANCC Commission on Accreditation and/or the state board of nursing. CNE requirements vary widely from state to state. Thirty-four states require registered nurses to certify that they have accumulated a minimum number of CNE credits in order to maintain their licenses. In some states, the CNE requirement only applies to re-licensure of advance practice nurses, or additional CNEs may be required of this category of nurses. Required CNE ranges from 12 to 45 credits annually, with reporting generally on a bi-annual basis. Board certifications (e.g., CNOR – certification of perioperative nursing) also require CNE credits, with certain percentages required in specific categories based on the certification type. We are an accredited provider of CNE by the ANCC.

Continuing Medical Education (CME). State licensing boards, professional organizations and employers require physicians to certify that they have accumulated a minimum number of continuing medical education hours to maintain their licenses. Generally, each state’s medical practice laws authorize the state’s board of medicine to establish and track CME requirements. Forty-eight state medical licensing boards currently have CME requirements, as well as Puerto Rico, Guam, and the U.S. Virgin Islands. The number of CME hours required by each state ranges from 15 to 50 hours per year. Other sources of CME requirements are state medical societies and practice specialty boards. The failure to obtain the requisite amount and type of CME could result in non-renewal of the physician’s license to practice medicine and/or membership in a medical or practice specialty society. American Medical Association (AMA) classifies continuing medical education activities as either Category 1, which includes formal CME activities, or Category 2, which includes most informal activities. Sponsors can only designate CME activities for AMA PRA Category 1 Credit™. Most agencies nationwide that require CME participation specify AMA PRA Category 1 Credit™. Only institutions and organizations accredited to provide CME can designate an activity for AMA PRA Category 1 Credit™. The Accreditation Council for Continuing Medical Education (ACCME) is responsible for awarding accreditation status to state medical societies, medical schools, and other institutions and organizations that provide CME activities for a national audience of physicians. Only institutions and organizations are accredited. State medical societies, operating under the aegis of the ACCME, accredit institutions and organizations that provide CME activities primarily for physicians within the state or bordering states. We are an accredited provider of CME by the ACCME.

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

Regulation of Educational Program Sponsorship and Support

There are a variety of laws and regulations that affect the relationships between our medical device and pharmaceutical customers and the users of our products and services, including the sponsorship and support of educational programs. For example, The Physician Payment Sunshine Act (“Sunshine Act”) requires manufacturers of drugs, biological devices and medical devices covered by Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS payments and other transfers of value, including educational programs, given by such manufacturers to physicians and teaching hospitals, with limited exceptions. CMS has issued a final rule implementing the Sunshine Act. Manufacturers are required to report the physician’s name, business address and national provider identifier as well as other information including the value, date, form and nature of what is offered. Manufacturers subject to the rule were required to begin collecting information beginning August 1, 2013, with the first reporting deadline set for March 31, 2014. CMS will release the 2013 reported data on a public website by September 30, 2014. Manufacturers that do not meet the reporting obligations will be subject to significant monetary penalties.

Further, the Office of Inspector General (OIG) has issued Compliance Program Guidance for Pharmaceutical Manufacturers and for the Durable Medical Equipment, Prosthetics, Orthotics, and Supply Industry (collectively, the Guidelines). The Guidelines address compliance risks raised by the support of continuing educational activities by pharmaceutical and medical device companies. The Guidelines have affected and may continue to affect the type and extent of commercial support we receive for our continuing education activities. The trade associations for the pharmaceutical and medical device industries (PhRMA and AdvaMed, respectively) have also promulgated their own codes of ethics that further restrict the interactions between industry and health care professionals. In addition, the AMA has established its own code of ethics regarding Gifts to Physicians from Industry to provide standards of conduct for the medical profession. The Company follows the rules and guidelines provided by ACCME, ANCC, and other continuing education accrediting bodies to ensure that its continuing education programming is free from commercial bias and consistent with the Guidelines.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws; confidentiality agreements and procedures with employees, consultants and other third parties; contractual provisions in license agreements with consultants, vendors and customers; and use measures designed to control access to our software, documentation and other proprietary information. We own federal trademark and service mark registrations for several marks, including without limitation “EXCELLENCE THROUGH INSIGHT’, “HEALTHSTREAM”, “HOSPITAL DIRECT”, “OR PROTOCOL”, “PATIENT INSIGHTS”, “PHYSICIAN INSIGHTS”, “INSIGHTS ONLINE”, “INSIGHT INTO ACTION”, “QUALITY CHECK”, “SIMCENTER”, “SIMMANAGER”, and “SIMSTORE.” We also have obtained registration of the “HEALTHSTREAM” mark in certain other countries. Applications for several trademarks are currently pending. However, there can be no assurance that we will be successful in obtaining registration of other trademarks for which we have applied.

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

If a third party asserts a claim that we have infringed its patents or other intellectual property right, we may be required to redesign our products or enter into royalty or licensing agreements. In addition, we license technologies from third parties for incorporation into our services. Royalty and licensing agreements with these third parties may not be available on terms acceptable to us, if at all. Additionally, despite the steps we have taken to protect our intellectual property and proprietary rights, our efforts may not be adequate. Third parties may infringe or misappropriate our intellectual property, and such violations of our intellectual property are difficult to detect and police. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our products or services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

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

OUR EMPLOYEES

As of December 31, 2013, we employed 598 full-time and 88 part-time persons, of which 175 persons are employed in our interviewing center. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a brief summary of the business experience of each of the executive officers of the Company. Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	46	Chief Executive Officer, President and Chairman of the Board of Directors
Jeffrey S. Doster	49	Senior Vice President and Chief Technology Officer
Gerard M. Hayden, Jr.	59	Senior Vice President and Chief Financial Officer
Arthur E. Newman	65	Executive Vice President
J. Edward Pearson	51	Senior Vice President and Chief Operating Officer
Michael Sousa	45	Senior Vice President

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

As revenues from our subscription business continue to increase, a larger portion of our revenues will be predictable; however, quarterly performance may be more subject to fluctuations. Our HealthStream Research/Patient Experience Solutions products and services are typically contracted by healthcare organizations for multi-year terms, but the frequency, sample size, and timing of survey cycles can vary from quarter to quarter and year to year. The contract structure for some Research/Patient Experience Solutions products gives customers latitude about when to initiate a survey, which can affect quarterly or annual revenue forecasts. Also, other project-based products, such as certain content development, and professional services, are subject to the customers’ involvement in the provision of the product or service. The timing and magnitude of these project-based product and service contracts may vary widely from quarter to quarter and year to year, and thus may affect our ability to accurately forecast quarterly and annual financial performance.

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

Several of our competitors and many potential competitors have longer operating histories and significantly greater financial, technical, marketing, or other resources than we do. We encounter direct competition from both large and small e-learning companies and other companies focused on workforce development management in the healthcare industry. We also face competition from larger survey and research companies. Given the profile and growth of the healthcare industry and the growing need for education, training, simulation, research, and information, it is likely that additional competitors will emerge. We believe we maintain a competitive advantage against our competitors by offering a comprehensive array of products and services; however, our lack of market diversification resulting from our concentration on the healthcare industry may make us susceptible to losing market share to our competitors who also offer a complete e-learning solution to a cross-section of industries. These companies may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Further, most of our customer agreements are for terms ranging from one to four or five years, with no obligation to renew. The short terms of these agreements may enable customers to more easily shift to one of our competitors.

The failure to maintain and strengthen our relationships with strategic partners or significant changes in the terms of the agreements we have with them may have an adverse impact on our ability to successfully market our products and services.

We have entered into contracts with strategic partners, including content, technology, and retail channel vendors. Our ability to increase the sales of our products and services depends in part upon maintaining and strengthening relationships with these current and future strategic partners. Most of these contracts are on a non-exclusive basis. Certain strategic partners may offer products and services from multiple distinct companies, including, in some instances, products or services which may compete with our products and services. Moreover, under contracts with some of our strategic partners, we may be bound by provisions that restrict our ability to market and sell our products and services to certain potential customers. The success of these contractual arrangements will depend in part upon the strategic partners’ own competitive, marketing, and strategic considerations, including the relative advantages for such strategic partners in using alternative products being developed and marketed by them or our competitors, rather than our products and services.

We cannot guarantee that we will be able to maintain and strengthen our relationships with strategic partners, that we will be successful in effectively integrating such partners’ products and technology into our own, or that such relationships will be successful in generating additional revenue. If any of these strategic partners have negative experiences with our products and services, or seek to amend the financial or other terms of the contracts we have with them, we may need to increase our organizational focus on the types of services and solutions they sell and alter our development, integration, and/or distribution strategies, which may divert our planned efforts and resources from other projects.

Lastly, we could be subject to claims and liability, as a result of the activities, products, or services of these strategic partners, and/or our acts or omissions with regard to these strategic partners. Even if these claims do not result in liability to us, investigating and defending these claims could be expensive, time-consuming and result in suspension of or interference with certain offerings to our clients and/or adverse publicity that could harm our business.

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

Our growth strategy depends in part on our ability to generate revenue growth through sales to new customers as well as increasing sales of additional courseware subscriptions and other products and services to existing customers. Our identification of additional features, content, products and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our base of SaaS-based customers and we are not able to accurately predict the volume or speed with which existing and new customers will adopt such new products and services. Because healthcare training continues to change and evolve, we may be unable to accurately predict and develop new products, features, content and other products to address the needs of the healthcare industry. Further, the new products, services and enhancements we develop may introduce significant defects into or otherwise negatively impact our core software platform. While all new products and services are subject to testing and quality control, all software and software-based services are subject to errors and malfunctions. If we release new products, services and/or enhancements with bugs, defects or errors or that cause bugs, defects or errors in existing products, it could result in lost revenues, reduced ability to meet contractual obligations and would be detrimental to our business and reputation. If new products, features, or content are not accepted or integrated by new or existing customers, we may not be able to recover the cost of this development and our financial performance will be harmed. Continued growth of our SaaS-based customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as enhancing our courseware, product and service offerings that address the needs of healthcare organizations.

We may be unable to continue to license our third party software, on which a portion of our product and service offerings rely, or we may experience errors in this software, which could increase our costs and decrease our revenue.

We use technology components in some of our products that have been licensed from third parties. Future licenses to these technologies may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these licenses could result in delays in the introduction of new products and services or could force us to discontinue offering portions of our workforce development or research/patient experience solutions until equivalent technology, if available, is identified, licensed and integrated. The operation of our products would be impaired if errors occur in third party technology or content that we incorporate, and we may incur additional costs to repair or replace the defective technology or content. It may be difficult for us to correct any errors in third party products because the products are not within our control. Accordingly, our revenue could decrease and our costs could increase in the event of any errors in this technology. Furthermore, we may become subject to legal claims related to licensed technology based on product liability, infringement of intellectual property or other legal theories. Even if these claims do not result in liability to us, investigating and defending these claims could be expensive, time-consuming and result in suspension of or interference with certain offerings to our clients and/or adverse publicity that could harm our business.

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

For the year ended December 31, 2013, approximately 72% of our net revenue was derived from our subscription-based solution products. Our subscription-based customers have no obligation to renew their subscriptions for our products or services after the expiration of the subscription agreement, and in fact, some customers have elected not to renew their subscription. In addition, our customers may renew at a lower pricing or activity level. Historically, we have reported renewal rates of our core platform, the HLC, and during the year ended December 31, 2013, we renewed 97% of the annual HLC contract value up for renewal and 97% of the

HLC subscribers which were up for renewal. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including but not limited to their dissatisfaction with our service, a dissipation or cessation of their need for one or more of our products or services, pricing or competitive product offerings. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our revenue could be adversely affected, which would have a material adverse affect on our results of operations and financial position. For example, the requirement mandated by CMS for healthcare organizations to transition to the ICD-10 coding system by October 2014 has generated significant demand for our ICD-10 training courseware. Subscriptions of ICD-10 courseware positively influenced the Company’s revenue and operating income during 2013, and are expected to do the same during 2014. As ICD-10 subscriptions begin to expire during 2014 and 2015, customers may choose not to renew their subscriptions on similar terms or at all, which could result in a revenue decline in 2015 compared to 2014. HealthStream Research/Patient Experience Solutions product and service contracts typically range from one to three years in length, and customers are not obligated to renew their contract with us after their contract expires. If our customers do not renew their arrangements for our services, or if their activity levels decline, our revenue may decline and our business will suffer.

We may be unable to accurately predict the timing of revenue recognition from sales activity as it is often dependent on achieving certain events or performance milestones, and this inability could impact our operating results.

Our ability to recognize revenue is dependent upon several factors including the transfer of customer-specific information such as unique subscriber IDs, which are required for us to implement customers on our SaaS-based platform and certain platform applications. Accordingly, if customers do not provide us with the specified information in a timely manner, our ability to recognize revenue will be delayed, which could adversely impact our operating results. In addition, implementation completion and acceptance of our SaaS-based platform and certain platform applications by our customers must be achieved, survey responses must be received and tabulated, and delivery of courseware is required in connection with subscription-based products for us to recognize revenue.

Because we recognize revenue from subscriptions for our products and services over the term of the subscription period, downturns or upturns in sales may not be immediately reflected in our operating results.

We recognize approximately 72% of our revenue from customers monthly over the terms of their subscription agreements, which have initial contract terms ranging from one to four or five years. As a result, much of the revenue we report in each quarter is related to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. Finally, the majority of costs associated with our sales cycles are incurred up front before revenue recognition commences, and therefore periods of strong sales performance may increase our costs in the near term negatively affecting our financial performance.

We may not be able to meet our strategic business objectives unless we obtain additional financing, which may not be available to us on favorable terms, or at all.

We expect our current cash and investment balances, revolving credit facility, and cash flows from operations to be sufficient to meet our cash requirements through at least 2014. However, we may need to raise additional funds in order to:

•	develop new, or enhance existing, services or products;

•	respond to competitive pressures;

•	finance working capital requirements;

•	acquire complementary businesses, technology, content or products; or

•	otherwise effectively execute our growth strategy.

At December 31, 2013, we had approximately $108.2 million in cash, cash equivalents, and marketable securities. We also have up to $20.0 million of availability under a revolving credit facility, subject to certain covenants, which expires in July 2014. We expect to incur between $9.0 and $12.0 million of capital expenditures, software development and content purchases during 2014. We actively review possible business acquisitions to complement or enhance our products and services. We may not have adequate cash and investments or availability under our revolving credit facility to consummate one or more of these acquisitions. The capital markets have been experiencing extreme volatility and disruption, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced.

We have significant goodwill and identifiable intangible assets recorded on our balance sheet that may be subject to impairment losses that would reduce our reported assets and earnings.

As of December 31, 2013, our balance sheet included goodwill of $35.7 million and identifiable intangible assets of $8.9 million. There are inherent uncertainties in the estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Economic, legal, regulatory, competitive, reputational, contractual, and other factors could result in future declines in the operating results of our business units or market value declines that do not support the carrying value of goodwill and identifiable intangible assets. If the value of our goodwill and/or intangible assets is impaired, accounting rules require us to reduce their carrying value and report an impairment charge, which would reduce our reported assets and earnings for the period in which an impairment is recognized.

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

We continue to make changes in our pricing and our product and service offerings to increase revenue and to meet the needs of our customers. We cannot predict whether our current pricing and products and services, or any ongoing refinements we make will be accepted by our existing customer base or by prospective customers. If our customers and potential customers decide not to accept our current or future pricing or product and service offerings, it could have a material adverse effect on our business.

Risks Related to Operations

We may be unable to adequately develop our systems, processes and support in a manner that will enable us to meet the demand for our services.

We have provided our online products and services since 1999 and continue to develop our ability to provide our solutions on both a subscription and transactional basis over the Internet. Our future success will depend on our ability to effectively develop and maintain the infrastructure, including procurement of additional hardware and software, and implement the services, including customer support, necessary to meet the demand for our products and services. Our inability from time to time to successfully develop the necessary systems and implement the necessary services on a timely basis has resulted in our customers experiencing some delays, interruptions and/or errors in their service. Such delays or interruptions may cause customers to become dissatisfied with our service and move to competing providers of traditional and online training and education services. If this happens, our revenue and reputation could be adversely affected, which would have a material adverse effect on our financial condition.

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

We may not be able to upgrade our hardware and software technology infrastructure quickly enough to effectively meet demand for our services or our operations needs.

We must continue to obtain reasonably priced, commercially available hardware and operating software as well as continue to enhance our software and systems to accommodate the increased use of our platform, the increased courseware and content in our library, and the resulting increase in operational demands on our business. Decisions about hardware and software enhancements are based in part on estimated forecasts of the growth in demand for our services. This growth in demand for our services is difficult to forecast and the potential audience for our services is widespread and dynamic. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our customers may encounter delays or disruptions in their service. Unscheduled downtime could harm our business and also could discourage current and potential customers from using or continuing to use our services and reduce future revenue. If we are unable to acquire, update, or enhance our technology infrastructure and systems quickly enough to effectively meet increased operational demands on our business, that may also have a material adverse effect on our financial condition.

Our network infrastructure and computer systems and software may fail.

An unexpected event (including but not limited to a telecommunications failure, fire, earthquake, or other catastrophic loss) at our Internet service providers’ facilities or at our on-site data facility could cause the loss of critical data and prevent us from offering our products and services for an unknown period of time. System downtime could negatively affect our reputation and ability to sell our products and services and may expose us to significant third-party claims. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our web server and network systems and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems and software, and our customers may encounter delays. Such disruptions could harm our reputation and cause customers to become dissatisfied and possibly take their business to a competing provider, which would adversely affect our revenues.

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

The laws and regulations that govern our business change rapidly. Evolving areas of law that are relevant to our business include privacy and security laws, proposed encryption laws, content regulation, information security accountability regulation, sales and use tax laws and regulations and attempts to regulate activities on the Internet. In addition to being directly subject to certain requirements of the HIPAA privacy and security regulations, we are required through contracts with our customers known as “business associate agreements” to protect the privacy and security of certain personal and health related information. As of September 23, 2013, we are required to comply with revised requirements under the HIPAA privacy and security regulations, except that existing business associate agreements may qualify for an extended compliance date of September 23, 2014. The rapidly evolving and uncertain regulatory environment could require us to change how we do business or incur additional costs. Further, we cannot predict how changes to these laws and regulations might affect our business. Failure to comply with applicable laws and regulations could subject us to civil and criminal penalties, subject us to contractual penalties, including termination of our customer agreements, damage our reputation and have a detrimental impact on our business.

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

Protection of certain intellectual property may be difficult and costly, and our inability to protect our intellectual property could reduce the value of our products and services.

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

There has been substantial litigation in the computer and online industries regarding intellectual property assets, particularly patents. Third parties may claim infringement by us with respect to current and future products, trademarks or other proprietary rights, and we may counterclaim against such third parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, divert management’s attention, cause product release delays, require us to redesign our products, restrict our use of the intellectual property subject to such claim, or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition and operating results. Such royalty and licensing agreements may not be available on terms acceptable to us, if at all.

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

Our principal office is located in Nashville, Tennessee. Our lease for approximately 73,000 square feet at this location expires in April 2017. The lease provides for a two-year renewal option with rates increasing during the renewal period. We are leasing approximately 19,000 square feet of office space in Laurel, Maryland. The lease expires in March 2016. We are leasing approximately 7,000 square feet of office space in Brentwood, Tennessee, and the lease expires in October 2015. We are also leasing approximately 6,000 square feet of office space in Pensacola Florida, and the lease expires in March 2015.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “HSTM”. Our common stock began trading on the NASDAQ National Market on April 14, 2000.

The following table sets forth, for each quarter of the two most recent years, the high and low closing prices per share of our common stock as reported on the NASDAQ Global Select Market:

	Common Stock Price
	2013		2012
	High	Low	High	Low
First Quarter	$25.23	$20.59	$24.05	$16.48
Second Quarter	27.75	20.04	26.22	20.72
Third Quarter	37.88	26.03	30.47	23.27
Fourth Quarter	39.46	30.21	30.53	22.28

As of February 27, 2014, there were 96 registered holders and 7,449 beneficial holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings for use in the operation of our business.

See the table labeled “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in our 2014 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock since December 31, 2008, with the cumulative total return of companies on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index over the same period (assuming the investment of $100 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index on December 31, 2008 (for our stock and the indices) and reinvestment of all dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)

Among HealthStream, Inc., The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

(1)	$100 invested on 12/31/2008 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

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

HealthStream acquired DCI on June 29, 2012, Sy.Med on October 19, 2012, and BLG on September 9, 2013. The results of operations for these acquired companies are included within our consolidated statement of income data effective from the date of acquisition. Revenues may be subject to fluctuations as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report. During 2013, 2012, 2011, and 2010, we recorded a tax provision of approximately $6.4 million, $5.9 million, $4.4 million and $2.9 million, respectively. During 2009 we recognized portions of our deferred tax assets through the reversal of the valuation allowance, resulting in deferred income tax benefits of approximately $9.1 million. As a result of these factors, the annual results presented below are not comparable. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	(in thousands, except per share data)
	2013	2012	2011	2010	2009
STATEMENT OF INCOME DATA:
Revenues, net	$132,274	$103,732	$82,066	$65,754	$57,398
Total operating costs and expenses	117,608	90,273	70,728	58,695	52,276

Income from operations	14,666	13,459	11,338	7,059	5,122
Net income	$8,418	$7,645	$6,944	$4,154	$13,972

Net income per share – basic	$0.31	$0.29	$0.31	$0.19	$0.65

Net income per share – diluted	$0.30	$0.28	$0.29	$0.18	$0.64

Weighted average shares of common stock outstanding – basic	26,853	26,128	22,445	21,767	21,458

Weighted average shares of common stock outstanding – diluted	27,663	27,507	23,748	22,488	21,838

BALANCE SHEET DATA:
Cash and cash equivalents	$59,537	$41,365	$76,904	$17,868	$12,287
Marketable securities – short and long term	48,659	51,952	12,548	5,703	—
Accounts receivable, net	25,314	15,348	16,014	11,069	9,577
Goodwill and intangible assets	44,616	38,104	23,104	23,991	24,938
Working capital	90,912	83,259	78,631	19,524	10,714
Total assets	212,594	174,528	154,237	82,011	71,002
Deferred revenue	38,168	23,146	22,759	16,740	12,234
Shareholders’ equity	149,433	132,196	120,915	56,791	51,821

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We provide subscription-based workforce development and research/patient experience solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Our workforce development products are used by healthcare organizations to meet a broad range of their training, certification, competency assessment, performance appraisal, and development needs, while our research/patient experience products provide our customers information about patients’ experiences and how to improve them, workforce engagement, physician relations, and community perceptions of their services. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. Our customer base includes approximately 4,000 healthcare organizations (predominately acute-care facilities) throughout all 50 states.

Revenues for the year ended December 31, 2013 were approximately $132.3 million compared to $103.7 million for the year ended December 31, 2012, an increase of 27.5%. Operating income increased by 9.0% to $14.7 million for 2013, compared to $13.5 million for 2012. Net income increased by 10.1% to $8.4 million for 2013, compared to $7.6 million for 2012. Earnings per share (EPS) were $0.30 per share (diluted) for 2013 compared to $0.28 per share (diluted) for 2012. Revenues from HealthStream Workforce Development Solutions grew by 32.1%, or $25.3 million, and revenues from HealthStream Research/Patient Experience Solutions grew by 13.1%, or $3.3 million. We had approximately 3.71 million total subscribers, of which approximately 3.39 million were fully implemented subscribers on our SaaS-based platform at December 31, 2013. During 2013, we renewed approximately 700,000 subscribers, representing a 97% renewal rate for the subscribers up for renewal, and a 97% renewal rate based on the annual contract value up for renewal. Additionally, annualized revenue per implemented subscriber increased to $32.41 per subscriber at the end of 2013, up from $27.04 per subscriber at the end of 2012, representing a 19.9% increase. As of December 31, 2013 our cash and investment balances approximated $108.2 million, and we maintained full availability under our $20.0 million revolving credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

We recognize revenues from our subscription-based workforce development products and courseware subscriptions based on a per person subscription basis, and in some cases on a per license basis. Fees are based on the size of the facilities’ or organizations’ employee user population and the service offerings to which they subscribe. Subscription-based revenue is recognized ratably over the service period of the underlying contract. All other service revenues are recognized as the related services are performed or products are delivered.

Revenues derived from the license of installed software products, associated with the Sy.Med products, are recognized upon shipment or installation of the software. Software support and maintenance revenues are recognized ratably over the term of the related agreement.

Revenues from research/patient experience services are recognized when survey results are delivered to customers via either Internet-based reporting throughout the survey period or by providing final survey results once all services are complete. A significant portion of revenues for survey and reporting services that are provided through the use of Internet-based reporting methodologies are recognized using the proportional performance method, reflecting recognition throughout the service period which corresponds with the survey cycle and reporting access by the customer, which typically ranges from one to five months. If survey results are delivered to the customer after all services have been completed, then the corresponding revenues are recognized in full in the period such results are provided to the customer. Coaching and consulting revenues are generally recognized using the proportional performance method as these services are performed throughout the contract term. All other revenues are recognized as the related services are performed or products are delivered to the customer. Revenues for these services can be subject to seasonal factors based on customers’ requirements that can impact the timing, frequency, and volume of survey cycles.

Revenues from professional services include content maintenance, consulting, and implementation services. Fees are based on the time and efforts involved, and revenue is recognized upon completion of performance milestones using the proportional performance method.

We offer training services for clients to facilitate integration of our SaaS-based products. Fees for training are based on the time and efforts of the personnel involved. Basic online training is generally included in the initial contract; however, incremental training is fee based and revenues are generally recognized upon completion of training services.

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management periodically assesses the realizability of its deferred tax assets, and to the extent that we believe a recovery is not likely, we establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. The Company maintains a valuation allowance of approximately $1.3 million for the portion of its deferred tax assets which are related to the portion of our NOLs associated with deductions for stock option exercises.

Software Development Costs

Software development includes our costs to develop and maintain our products and applications, including our SaaS-based workforce development platform products and our survey reporting applications. Once planning is completed and development begins, we capitalize internal costs and payments to third parties associated with the development efforts where the life expectancy is greater than one year and the anticipated cash flows are expected to exceed the cost of the related asset. During 2013 and 2012, we capitalized approximately $4.3 million and $4.4 million, respectively, for software development. Such amounts are included in the accompanying consolidated balance sheets under the caption “capitalized software development.” We amortize capitalized software development costs over their expected life, which is generally three to five years. Capitalized software development costs are subject to a periodic impairment review in accordance with our impairment review policy.

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

Allowance for Doubtful Accounts

We estimate the allowance for doubtful accounts using both a specific and non-specific identification method. Management’s evaluation includes reviewing past due accounts on a case-by-case basis, and determining whether an account should be reserved, based on the facts and circumstances surrounding each potentially uncollectible account. An allowance is also maintained for accounts not specifically identified that may become uncollectible in the future. Uncollectible accounts are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is necessary based on our specific and non-specific identification approach. Our allowance for doubtful accounts totaled approximately $211,000 as of December 31, 2013.

Stock Based Compensation

We recognize compensation expense using a fair-value based method for costs related to share based payments including stock options and restricted share units. Measurement of such compensation expense requires significant estimation and assumptions; however, we believe that the Black Scholes option pricing model we use for calculating the fair value of our stock based compensation plans provides a reasonable measurement methodology using a framework that is widely adopted.

As of December 31, 2013, we had two stock incentive plans which qualified as stock based compensation plans. During the years ended December 31, 2013, 2012, and 2011, we recorded approximately $1.5 million, $1.1 million, and $0.8 million of stock based compensation expense, respectively. We have historically granted stock options or restricted share units to our management group on an annual basis, or when new members of the management group begin their employment. We have historically granted stock options or restricted share units to non-employee members of our board of directors in conjunction with our annual shareholders meeting, or as new members are added on a pro rata basis based on the time elapsed since our annual shareholders’ meeting. We expect to continue providing equity based awards to our management group and our board of directors for the foreseeable future. As of December 31, 2013, total future compensation cost related to non-vested awards not yet recognized was approximately $2.5 million net of estimated forfeitures, with a weighted average expense recognition period of 2.3 years. Future compensation expense recognition for new equity based award grants will vary depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from our estimates.

RESULTS OF OPERATIONS

Revenues and Expense Components

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Revenues, net. Revenues for our HealthStream Workforce Development Solutions business segment primarily consist of the following products and services: provision of services through our SaaS-based platform, authoring tools, a variety of courseware subscriptions, competency and performance appraisal tools, implementation and consulting services, content development, online sales training courses (RepDirect™), HospitalDirect®, SimVentures, and a variety of other educational activities to serve professionals that work within healthcare organizations. HealthStream Workforce Development Solutions revenues also include products from the recent acquisitions of DCI and Sy.Med. Revenues for our HealthStream Research/Patient Experience Solutions business segment consist of quality and satisfaction surveys, data analyses of survey results, coaching/consulting services, and other research-based measurement tools focused on patients, employees, physicians, and other members of the community.

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

Sales and Marketing. Sales and marketing consists primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. We host a national customer conference in Nashville known as “Summit,” a portion of the costs of which are included in sales and marketing expenses. Personnel costs within sales and marketing include our sales teams, relationship managers, and marketing personnel.

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

2013 Compared to 2012

Revenues, net. Revenues increased approximately $28.5 million, or 27.5%, to $132.3 million for 2013 from $103.7 million for 2012. Revenues for 2013 consisted of $103.8 million, or 78% of total revenue, for HealthStream Workforce Development Solutions and $28.5 million, or 22% of total revenue, for HealthStream Research/Patient Experience Solutions. In 2012, revenues consisted of $78.6 million, or 76% of total revenue, for HealthStream Workforce Development Solutions and $25.2 million, or 24% of total revenue, for HealthStream Research/Patient Experience Solutions.

Revenues for HealthStream Workforce Development Solutions increased $25.3 million, or 32.1%, over 2012. Revenues from our subscription-based workforce development products increased by $22.5 million, or 31.0% over 2012 due to a higher number of subscribers and more courseware consumption by subscribers. Annualized revenue per implemented subscriber increased by 19.9%, to $32.41 per subscriber at the end of 2013 compared to $27.04 per subscriber at the end of 2012. Our implemented subscribers increased by 15.4% during 2013 to 3.39 million subscribers at the end of 2013 compared to 2.94 million subscribers at the end of 2012. Additionally, we had a 19.6% increase in total subscribers, with 3.71 million total subscribers at December 31, 2013 compared to 3.1 million total subscribers at December 31, 2012. Revenues in 2013 were positively influenced by courseware subscriptions associated with, among other products, ICD-10 training. Revenues from ICD-10 training were approximately $13.9 million in 2013, an increase of $11.5 million over 2012. Revenues from our credentialing software product, an installed solution, contributed $3.9 million during 2013, up $3.4 million over 2012. Revenues from SimVentures, our collaborative arrangement with Laerdal Medical A/S, increased by $664,000, or 39.8 percent, over the prior year to $2.3 million. Revenues from project-based services decreased $1.2 million from the prior year due to fewer content development projects.

Revenues for HealthStream Research/Patient Experience Solutions increased $3.3 million or 13.1%, over 2012. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $2.5 million, or 12.8%, over the prior year. Revenues from other surveys, which are conducted on annual or bi-annual cycles, declined by $449,000, or 8.3%, compared to the prior year due to fewer survey engagements. The financial results for Baptist Leadership Group (BLG) have been included in the Company’s financial statements from the date of acquisition (September 9, 2013) and are included in the HealthStream Research/Patient Experience Solutions segment. BLG revenues were approximately $1.2 million during 2013, and contributed to the revenue increase over 2012.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $13.9 million, or 33.5%, to $55.6 million for 2013 from $41.7 million for 2012. Cost of revenues as a percentage of revenues was 42.0% of revenues for 2013 compared to 40.2% of revenues for 2012. Cost of revenues for HealthStream Workforce Development Solutions increased approximately $11.1 million to $39.5 million and approximated 38.0% and 36.1% of revenues for HealthStream Workforce Development Solutions for 2013 and 2012, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and increased personnel expenses. Cost of revenues for HealthStream Research/Patient Experience Solutions increased approximately $2.9 million to $16.1 million and approximated 56.7% and 52.7% of revenues for HealthStream Research/Patient Experience Solutions for 2013 and 2012, respectively. The increase is primarily the result of additional costs associated with the growth in patient survey volume over the prior year and increased personnel expenses, including costs associated with the acquisition of BLG during September 2013.

Product Development. Product development expenses increased approximately $3.2 million, or 36.6%, to $11.8 million for 2013 from $8.6 million for 2012. Product development expenses as a percentage of revenues were 8.9% and 8.3% of revenues for 2013 and 2012, respectively.

Product development expenses for HealthStream Workforce Development Solutions increased approximately $3.2 million and approximated 9.9% and 9.0% of revenues for HealthStream Workforce Development for 2013 and 2012, respectively. The increase over the prior year is due to additional personnel expenses associated with new development initiatives related to our platform products. Product development expenses for HealthStream Research/Patient Experience Solutions decreased approximately $75,000 and approximated 5.3% and 6.2% of revenues for HealthStream Research/Patient Experience Solutions in 2013 and 2012, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $4.2 million, or 20.9%, to $24.1 million for 2013 from $19.9 million for 2012. Sales and marketing expenses as a percentage of revenues were 18.2% and 19.2% of revenues for 2013 and 2012, respectively.

Sales and marketing expenses for HealthStream Workforce Development Solutions increased approximately $4.3 million and approximated 17.6% and 17.9% of revenues for HealthStream Workforce Development Solutions for 2013 and 2012, respectively. This expense amount increase is primarily due to additional personnel and related expenses, increased commissions associated with higher sales performance compared to the prior year period, and increased travel expenses. Sales and marketing expenses for HealthStream Research/Patient Experience Solutions decreased approximately $4,000, and approximated 19.0% and 21.5% of revenues for HealthStream Research/Patient Experience Solutions for 2013 and 2012, respectively.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $4.9 million, or 36.4%, to $18.3 million for 2013 from $13.5 million for 2012. Other general and administrative expenses as a percentage of revenues were 13.9% and 13.0% of revenues for 2013 and 2012, respectively.

Other general and administrative expenses for HealthStream Workforce Development Solutions increased approximately $1.0 million over the prior year period primarily due to additional personnel, rent, and other support costs, while other general and administrative expenses for HealthStream Research/Patient Experience Solutions increased approximately $200,000 compared to the prior year period primarily due to additional personnel. The unallocated corporate portion of other general and administrative expenses increased approximately $3.7 million over the prior year period, primarily associated with additional personnel, professional fees, stock based compensation expense, rent, taxes, and other general expenses, as well as one-time expenses associated with the acquisition of BLG. During 2013, we incurred approximately $405,000 of costs associated with both the completed acquisition of BLG and other costs for evaluating potential transactions as part of our business development initiatives.

Depreciation and Amortization. Depreciation and amortization increased approximately $1.2 million, or 17.9%, to $7.9 million for 2013 from $6.7 million for 2012. The increase primarily resulted from amortization of capitalized software development assets and amortization of intangibles assets, as well as depreciation expense associated with leasehold improvements to our Nashville, Tennessee office space.

Other Income (Expense), Net. Other income (expense), net was approximately $176,000 for 2013 compared to $118,000 for 2012. The improvement over the prior year period was associated with higher interest income from investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of $6.4 million for 2013 compared to $5.9 million for 2012. The Company’s effective tax rate was 43.3% for 2013 compared to 43.7% for 2012.

Net Income. Net income increased approximately $773,000, or 10.1%, to $8.4 million for 2013 from $7.6 million for 2012. Earnings per diluted share were $0.30 per share for 2013, compared to $0.28 per diluted share for 2012.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock-based compensation, and depreciation and amortization) increased by 12.7% to approximately $23.9 million for 2013 compared to $21.2 million for 2012. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for our reconciliation of this calculation to measures under US GAAP.

2012 Compared to 2011

Revenues, net. Revenues increased approximately $21.7 million, or 26.4%, to $103.7 million for 2012 from $82.1 million for 2011. Revenues for 2012 consisted of $78.6 million, or 76% of total revenue, for HealthStream Workforce Development Solutions and $25.2 million, or 24% of total revenue, for HealthStream Research/Patient Experience Solutions. In 2011, revenues consisted of $58.1 million, or 71% of total revenue, for HealthStream Workforce Development Solutions and $24.0 million, or 29% of total revenue, for HealthStream Research/Patient Experience Solutions.

Revenues for HealthStream Workforce Development Solutions increased $20.5 million, or 35.3%, over 2011. Revenues from our subscription-based workforce development products increased by $17.6 million, or 32.2% over 2011 due to a higher number of subscribers and more courseware consumption by subscribers. Annualized revenue per implemented subscriber increased by 17.7%, to $27.04 per subscriber at the end of 2012 compared to $22.97 per subscriber at the end of 2011. Our implemented subscriber base increased by 14% during 2012 to 2.94 million implemented subscribers at the end of 2012 compared to 2.57 million implemented subscribers at the end of 2011. Additionally, we had a 13% increase in total subscribers, with 3.1 million total subscribers at December 31, 2012 compared to 2.75 million total subscribers at December 31, 2011. Revenues from project-based services increased by $1.5 million compared to 2011 due to more engagements than the prior year. Revenues from SimVentures, our collaborative arrangement with Laerdal Medical, increased approximately $844,000 over 2011.

Revenues for HealthStream Research/Patient Experience Solutions increased $1.2 million or 4.9%, over 2011. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $1.8 million, or 10.1%, over 2011. Revenues from other surveys, which are conducted on annual or bi-annual cycles, declined by $633,000, or 10.5%, compared to 2011 due to fewer survey engagements.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $10.6 million, or 34.1%, to $41.7 million for 2012 from $31.1 million for 2011. Cost of revenues as a percentage of revenues was 40.2% of revenues for 2012 compared to 37.9% of revenues for 2011. Cost of revenues for HealthStream Workforce Development Solutions increased approximately $9.5 million to $28.4 million and approximated 36.1% and 32.4% of revenues for HealthStream Workforce Development Solutions for 2012 and 2011, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, increased personnel expenses, and increased costs associated with project-based services. Cost of revenues for HealthStream Research/Patient Experience Solutions increased approximately $1.0 million to $13.3 million and approximated 52.7% and 51.0% of revenues for HealthStream Research/Patient Experience Solutions for 2012 and 2011, respectively. The increase is primarily the result of additional costs associated with the growth in patient survey volume over 2011.

Product Development. Product development expenses increased approximately $1.1 million, or 15.2%, to $8.6 million for 2012 from $7.5 million for 2011. Product development expenses as a percentage of revenues were 8.3% and 9.1% of revenues for 2012 and 2011, respectively.

Product development expenses for HealthStream Workforce Development Solutions increased approximately $1.1 million and approximated 9.0% and 10.2% of revenues for HealthStream Workforce Development Solutions for 2012 and 2011, respectively. The decrease as a percentage of revenue is the result of the growth in revenues over the prior year period, while the increase in amount is due to additional personnel expenses associated with the maintenance of our platform, as well as working on new product development initiatives. Product development expenses for HealthStream Research/Patient Experience Solutions increased approximately $4,000 and approximated 6.2% and 6.5% of revenues for HealthStream Research/Patient Experience Solutions in 2012 and 2011, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $3.9 million, or 24.2%, to $19.9 million for 2012 from $16.0 million for 2011. Sales and marketing expenses as a percentage of revenues were 19.2% and 19.5% of revenues for 2012 and 2011, respectively.

Sales and marketing expenses for HealthStream Workforce Development Solutions increased approximately $3.2 million and approximated 17.9% and 18.7% of revenues for HealthStream Workforce Development Solutions for 2012 and 2011, respectively. This expense increase is primarily due to additional personnel and related expenses, increased travel expenses, increased marketing spending, increased expenses for our annual customer Summit, and increased commissions associated with higher sales performance compared to the prior year period. Sales and marketing expenses for HealthStream Research/Patient Experience Solutions increased approximately $687,000, and approximated 21.5% and 19.7% of revenues for HealthStream Research/Patient Experience Solutions for 2012 and 2011, respectively. The expense increase was primarily due to additional personnel and related expenses and increased commissions.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $2.7 million, or 25.0%, to $13.5 million for 2012 from $10.8 million for 2011. Other general and administrative expenses as a percentage of revenues were 13.0% and 13.1% of revenues for 2012 and 2011, respectively.

Other general and administrative expenses for HealthStream Workforce Development Solutions increased approximately $644,000 over 2011 primarily due to employee recruiting costs, rent, and other support costs, while other general and administrative expenses for HealthStream Research/Patient Experience Solutions decreased approximately $302,000 compared to 2011 primarily due to lower personnel costs. The unallocated corporate portion of other general and administrative expenses increased approximately $2.4 million over 2011, primarily associated with additional personnel, professional fees, stock based compensation expense, rent, franchise taxes, and other general expenses, as well as one-time expenses associated with the acquisitions of DCI and Sy.Med. During 2012, we incurred approximately $678,000 of costs associated with the completed acquisitions of DCI and Sy.Med, and other costs for evaluating potential transactions as part of our business development initiatives.

Depreciation and Amortization. Depreciation and amortization increased approximately $1.2 million, or 23.1%, to $6.7 million for 2012 from $5.4 million for 2011. The increase primarily resulted from amortization of capitalized software development assets and amortization of intangibles assets for DCI and Sy.Med within HealthStream Workforce Development Solutions and depreciation expense associated with leasehold improvements to our Nashville, Tennessee office space.

Other Income (Expense), Net. Other income, net was approximately $118,000 for 2012 compared to $10,000 for 2011. The improvement over 2011 was associated with higher interest income from investments in marketable securities.

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

The Company understands that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluation of companies, this measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for an analysis of the Company’s results as reported under US GAAP. For example, adjusted EBITDA does not reflect cash expenditures, or future requirements for capital expenditures or contractual commitments; it does not reflect non-cash components of employee compensation; it does not reflect changes in, or cash requirements for, our working capital needs; and due to the Company’s utilization of federal and state net operating loss carryforwards and other available tax deductions in 2011, 2012, and 2013, actual cash income tax payments have been significantly less than the tax provision recorded in accordance with US GAAP, and income tax payments will continue to be less than the income tax provision until our existing federal and state net operating loss carryforwards have been fully utilized or have expired.

Management compensates for the inherent limitations associated with using adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with US GAAP, and reconciliation of adjusted EBITDA to net income, the most directly comparable US GAAP measure.

As discussed elsewhere in this report, the Company completed the acquisitions of DCI during June 2012, Sy.Med in October 2012, and BLG in September 2013. In accordance with US GAAP reporting requirements for fair value, we recorded a deferred revenue write-down of $192,000 for DCI, $916,000 for Sy.Med, and $254,000 for BLG. These write-downs will result in lower revenues than would have otherwise been recognized for such services.

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

	2013	2012	2011
GAAP net income	$8,418	$7,645	$6,944
Interest income	(263)	(181)	(51)
Interest expense	51	48	48
Income tax provision	6,424	5,932	4,404
Stock based compensation expense	1,458	1,136	788
Depreciation and amortization	7,852	6,661	5,412

Adjusted EBITDA	$23,940	$21,241	$17,545

GAAP revenues	$132,274	$103,732	$82,066
Adjustment for deferred revenue write-down	839	490	—

Non-GAAP revenues	$133,113	$104,222	$82,066

GAAP operating income	$14,666	$13,459	$11,338
Adjustment for deferred revenue write-down	839	490	—

Non-GAAP operating income	$15,505	$13,949	$11,338

GAAP net income	$8,418	$7,645	$6,944
Adjustment for deferred revenue write-down, net of tax	476	276	—

Non-GAAP net income	$8,894	$7,921	$6,944

FINANCIAL OUTLOOK FOR 2014

The Company provides projections and other forward-looking information in this “Financial Outlook for 2014” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This section contains many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction in Part I of this Annual Report on Form 10-K above. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Item 1A, Risk Factors.

On March 3, 2014, the Company acquired all of the stock of Health Care Compliance Strategies, Inc. (HCCS) for approximately $13.0 million in cash and 81,614 shares of its common stock. Taking into consideration the HCCS acquisition, the Company anticipates that consolidated revenues for the full year 2014 will grow by 25 percent to 29 percent as compared to 2013, which revenue growth reflects the impact of the deferred revenue write-down related to the HCCS acquisition. We anticipate revenue growth in the Workforce Development Solutions segment, which will include HCCS, to be in the 27 percent to 31 percent range, also reflecting the impact of the deferred revenue write-down related to the HCCS acquisition. We expect the Research/Patient Experience Solutions segment’s revenue to increase by approximately 18 percent to 22 percent, part of which growth includes revenues from the BLG acquisition which we closed in September 2013. The foregoing guidance does not include the impact from any other transactions that we may complete during 2014.

We anticipate that the Company’s 2014 full-year operating income will decrease between two and eleven percent over full-year 2013. This operating income estimated range includes the impact of HCCS, of which between $2.5 to $3.0 million relates to the combined impact of deferred revenue fair value write-downs, amortization of intangibles, incremental investments in HCCS sales, marketing, and product development to drive future growth, and approximately $450,000 of transaction costs. Similar to our revenue guidance, this estimate does not include the impact from any other transactions that we may complete during 2014.

We anticipate that our 2014 capital expenditures will be between $9.0 million and $12.0 million. We expect our effective tax rate to range between 42 and 44 percent for the full-year of 2014.

SELECTED QUARTERLY OPERATING RESULTS

The following tables set forth selected statements of income data for each of the eight quarters in the period ended December 31, 2013. The information for each quarter has been prepared on the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.

Factors Affecting Quarterly Operating Results

Revenues from our subscription-based products are recognized ratably over the subscription term. Survey and research revenues are impacted by seasonal factors resulting from the volume, timing, and frequency of survey cycles.

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$29,646	$31,919	$33,659	$37,050
Total operating costs and expenses	26,473	27,813	29,780	33,541

Income from operations	3,173	4,106	3,879	3,509
Net income	$1,941	$2,422	$2,296	$1,760

Net income per share (1):
Basic	$0.07	$0.09	$0.08	$0.06

Diluted	$0.07	$0.09	$0.08	$0.06

Weighted average shares of common stock outstanding:
Basic	26,340	26,722	27,085	27,264

Diluted	27,409	27,649	27,735	27,858

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$23,674	$25,841	$26,380	$27,838
Total operating costs and expenses	21,333	21,800	22,649	24,492

Income from operations	2,341	4,041	3,731	3,346
Net income	$1,420	$2,427	$1,977	$1,821

Net income per share (1):
Basic	$0.05	$0.09	$0.08	$0.07

Diluted	$0.05	$0.09	$0.07	$0.07

Weighted average shares of common stock outstanding:
Basic	25,999	26,127	26,173	26,212

Diluted	27,335	27,501	27,591	27,600

(1)	– Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the full year.

Liquidity and Capital Resources

Net cash provided by operating activities increased by $3.8 million, or 16.7%, to $26.3 million during 2013 from $22.5 million during 2012. Our primary sources of cash were generated from receipts from the sales of our products and services. The number of days sales outstanding (DSO) was 56 days for 2013 and 55 days for 2012. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The primary uses of cash to fund our operations include personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $15.0 million during 2013 and $59.0 million during 2012. During 2013, the Company purchased $86.1 million of marketable securities, utilized $7.6 million (net of cash acquired) for acquisitions, spent $4.3 million for capitalized software development, purchased $4.4 million of property and equipment, and made $0.3 million in non-marketable equity investments. These uses of cash were partially offset by maturities and sales of marketable securities of $87.7 million. During 2012, the Company purchased $118.2 million of marketable securities, utilized $9.9 million (net of cash acquired) for acquisitions, spent $4.4 million for capitalized software development, purchased $4.3 million of property and equipment, and made $0.2 million in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $78.1 million.

Cash provided by financing activities was approximately $6.9 million during 2013 and $934,000 during 2012. The primary source of cash from financing activities for 2013 and 2012 included proceeds (net of payroll taxes paid) of $3.2 million and $823,000, respectively, from the exercise of employee stock options and issuance of RSUs. In addition, the Company recognized excess tax benefits from equity awards of $3.7 million and $111,000 in 2013 and 2012, respectively.

Revenues increased and operating income improved over the prior year, and our balance sheet reflects positive working capital of $90.9 million at December 31, 2013 compared to $83.3 million at December 31, 2012. The increase in working capital primarily resulted from increases in cash and investment balances and accounts receivable. At December 31, 2013, the Company’s primary source of liquidity was $108.2 million of cash and cash equivalents and marketable securities. The Company also has a $20.0 million revolving credit facility loan agreement, all of which was available at December 31, 2013.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Over the past nine years, we have utilized our federal and state net operating loss carryforwards to offset taxable income, therefore reducing our income tax liabilities. We anticipate our remaining net operating loss carryforwards will become fully utilized over the next 12 to 24 months. Our actual tax payments are expected to increase significantly once the net operating loss carryforwards are fully utilized. As part of our growth strategy, we have recently completed several acquisitions and we continue to review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. As of December 31, 2013, we were in compliance with all covenants. The credit and capital markets have been experiencing extreme volatility and disruption. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements primarily consist of operating leases, contractual obligations, and our revolving credit facility, which is described further in Note 14 to the Company’s consolidated financial statements contained elsewhere in this report.

The following table presents a summary of future anticipated payments due by the Company under contractual obligations with firm minimum commitments as of December 31, 2013, excluding amounts already recorded in the Consolidated Balance Sheets (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	$2,665	$3,421	$505	$—	$6,591
Purchase obligations	142	—	—	—	142

Total	$2,807	$3,421	$505	$—	$6,733

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which is effective prospectively for public companies for reporting periods beginning after December 15, 2012. This new accounting standard improves the reporting of reclassifications out of accumulated other comprehensive income (AOCI) by requiring an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. We adopted this new guidance on January 1, 2013 and the adoption did not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2013, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $108.2 million at December 31, 2013. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $64,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

HealthStream, Inc.

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HealthStream, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

HealthStream, Inc.

We have audited HealthStream, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). HealthStream, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, HealthStream, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of HealthStream, Inc. and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 4, 2014

HEALTHSTREAM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$59,537	$41,365
Marketable securities	48,659	51,952
Accounts receivable, net of allowance for doubtful accounts of $211 and $142 at December 31, 2013 and 2012, respectively	25,314	15,348
Accounts receivable - unbilled	1,392	1,163
Deferred tax assets, current	—	2,459
Prepaid royalties, net of amortization	8,857	3,738
Other prepaid expenses and other current assets	3,365	2,266

Total current assets	147,124	118,291
Property and equipment:
Equipment	21,631	18,108
Leasehold improvements	5,521	5,050
Furniture and fixtures	3,854	3,368

	31,006	26,526
Less accumulated depreciation and amortization	(21,968)	(18,706)

	9,038	7,820
Capitalized software development, net of accumulated amortization of $13,910 and $10,987 at December 31, 2013 and 2012, respectively	11,077	9,732
Goodwill	35,746	29,299
Intangible assets, net of accumulated amortization of $11,389 and $10,036 at December 31, 2013 and 2012, respectively	8,870	8,805
Other assets	739	581

Total assets	$212,594	$174,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,311	$1,057
Accrued royalties	8,435	5,037
Accrued liabilities	5,503	4,671
Accrued compensation and related expenses	1,614	1,121
Deferred tax liabilities, current	181	—
Deferred revenue	38,168	23,146

Total current liabilities	56,212	35,032
Deferred tax liabilities, noncurrent	6,173	6,474
Other long term liabilities	776	826
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 27,327 and 26,233 shares issued and outstanding at December 31, 2013 and 2012, respectively	166,888	158,020
Accumulated deficit	(17,424)	(25,842)
Accumulated other comprehensive income (loss)	(31)	18

Total shareholders’ equity	149,433	132,196

Total liabilities and shareholders’ equity	$212,594	$174,528

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended December 31,
	2013	2012	2011
Revenues, net	$132,274	$103,732	$82,066
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	55,605	41,658	31,066
Product development	11,757	8,610	7,473
Sales and marketing	24,052	19,892	16,017
Other general and administrative expenses	18,342	13,452	10,760
Depreciation and amortization	7,852	6,661	5,412

Total operating costs and expenses	117,608	90,273	70,728
Income from operations	14,666	13,459	11,338
Other income (expense), net	176	118	10

Income before income tax provision	14,842	13,577	11,348
Income tax provision	6,424	5,932	4,404

Net income	$8,418	$7,645	$6,944

Net income per share:
Basic	$0.31	$0.29	$0.31

Diluted	$0.30	$0.28	$0.29

Weighted average shares of common stock outstanding:
Basic	26,853	26,128	22,445

Diluted	27,663	27,507	23,748

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
Net Income	$8,418	$7,645	$6,944
Other comprehensive income, net of taxes:
Unrealized gain (loss) on marketable securities	(49)	25	(2)

Total other comprehensive income (loss)	(49)	25	(2)
Comprehensive income	$8,369	$7,670	$6,942

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at December 31, 2010	21,805	$97,227	$(40,431)	$(5)	$56,791
Net income	—	—	6,944	—	6,944
Comprehensive loss	—	—	—	(2)	(2)
Stock based compensation	—	788	—	—	788
Tax benefits from equity awards	—	21	—	—	21
Common stock issued under stock plans, net of shares withheld for employee taxes	503	1,242	—	—	1,242
Issuance of common stock	3,588	55,131	—	—	55,131

Balance at December 31, 2011	25,896	154,409	(33,487)	(7)	120,915
Net income	—	—	7,645	—	7,645
Comprehensive income	—	—	—	25	25
Issuance of common stock in acquisitions	56	1,541	—	—	1,541
Stock based compensation	—	1,136	—	—	1,136
Tax benefits from equity awards	—	111	—	—	111
Common stock issued under stock plans, net of shares withheld for employee taxes	281	823	—	—	823

Balance at December 31, 2012	26,233	158,020	(25,842)	18	132,196
Net income	—	—	8,418	—	8,418
Comprehensive loss	—	—	—	(49)	(49)
Issuance of common stock in acquisition	15	534	—	—	534
Stock based compensation	—	1,458	—	—	1,458
Tax benefits from equity awards	—	3,722	—	—	3,722
Common stock issued under stock plans, net of shares withheld for employee taxes	1,079	3,154	—	—	3,154

Balance at December 31, 2013	27,327	$166,888	$(17,424)	$(31)	$149,433

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$8,418	$7,645	$6,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,852	6,661	5,412
Deferred income taxes	2,506	5,601	4,027
Stock based compensation expense	1,458	1,136	788
Excess tax benefits from equity awards	(3,722)	(111)	(21)
Provision for doubtful accounts	115	120	50
Loss on non-marketable equity investments	37	16	—
Other	1,660	722	83
Changes in assets and liabilities, net of acquisitions:
Accounts and unbilled receivables	(10,056)	1,227	(4,997)
Prepaid royalties	(5,119)	(329)	(263)
Other prepaid expenses and other current assets	(1,207)	(537)	(283)
Other assets	105	(15)	212
Accounts payable	1,254	(1,529)	211
Accrued royalties	3,399	1,579	1,450
Accrued liabilities, accrued compensation and related expenses, and other long-term liabilities	4,822	542	124
Deferred revenue	14,761	(198)	6,018

Net cash provided by operating activities	26,283	22,530	19,755

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(7,560)	(9,901)	—
Proceeds from sales of marketable securities	5,062	—	2,221
Proceeds from maturities of marketable securities	82,661	78,075	8,135
Purchases of marketable securities	(86,139)	(118,176)	(17,284)
Investments in non-marketable equity investments	(300)	(250)	—
Payments associated with capitalized software development	(4,267)	(4,435)	(6,065)
Purchases of property and equipment	(4,444)	(4,316)	(4,115)

Net cash used in investing activities	(14,987)	(59,003)	(17,108)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	55,131
Proceeds from exercise of stock options	3,318	823	1,242
Taxes paid related to net settlement of equity awards	(164)	—	—
Excess tax benefits from equity awards	3,722	111	21
Payments on capital lease obligations	—	—	(5)

Net cash provided by financing activities	6,876	934	56,389

Net increase (decrease) in cash and cash equivalents	18,172	(35,539)	59,036
Cash and cash equivalents at beginning of year	41,365	76,904	17,868

Cash and cash equivalents at end of year	$59,537	$41,365	$76,904

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$51	$61	$35

Income taxes paid	$371	$427	$387

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with acquisitions	$534	$1,541	$—

Acquisition of content rights in exchange for future services	$—	$500	$—

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity and Segments

HealthStream, Inc. (the “Company”) was incorporated in 1990 as a Tennessee corporation and is headquartered in Nashville, Tennessee. We operate our business in two segments: HealthStream Workforce Development Solutions and HealthStream Research/Patient Experience Solutions. Our Workforce Development products consist of SaaS-based services and subscription-based solutions to meet the ongoing training, certification, assessment and development needs of the healthcare community. These solutions provide, deliver and track computer based education for our customers in the United States through our software-as-a-service (SaaS) model. HealthStream Research/Patient Experience products offer healthcare organizations a wide range of quality and satisfaction surveys, consulting services, analyses of survey results, and other research-based services.

Recognition of Revenue

Revenues are derived from providing services through our SaaS-based workforce development platform products, courseware subscriptions, provision of survey and research services, professional services, content maintenance, custom courseware development and other education and training services.

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, prices are fixed or determinable, services and products are provided to the customer and collectability is probable or reasonably assured.

Revenue recognized from software and other arrangements is allocated to each element of the arrangement based on the relative fair values of the elements. While elements include software products and post contract customer support, the fair value of each element is based on objective evidence specific to the vendor. If fair value cannot be determined for each element of the arrangement, all revenue from the arrangement is deferred until fair value can be determined or until all elements of the arrangement are delivered and customer acceptance has occurred. Sales of the Company’s SaaS-based workforce development platform products include customer support, implementation services, and training; therefore all revenues are deferred until the SaaS-based product is implemented, at which time revenues are recognized ratably over the subscription service period. In the event that circumstances occur, which give rise to uncertainty regarding the collectibility of contracted amounts, revenue recognition is suspended until such uncertainty is resolved. Fees for these services are billed on either a monthly, quarterly, or annual basis.

Revenues derived from the delivery of services through the Company’s SaaS-based workforce development platform products and courseware subscriptions are recognized ratably over the term of the subscription service agreement or over the historical usage period, if usage typically differs from the subscription period. Other training revenues are generally recognized upon the completion of training.

Revenues derived from the license of installed software products, associated with the Sy.Med products, are recognized upon shipment or installation of the software. Software support and maintenance revenues are recognized ratably over the term of the related agreement.

Revenues recognized from the Company’s survey and research services are determined using both the proportional performance method and the completed contract method. Revenues are generally earned over the estimated survey cycle, which typically ranges from less than one month to up to five months. The survey cycle is generally initiated based on the receipt of the first survey response and runs through provision of related survey reports to the customer. If survey results are not available to the customer during the survey fielding cycle, revenues are recognized at time of report delivery. Revenues for coaching and consulting engagements are recognized using the proportional performance method over the term of the underlying contract. Fees for survey services are billed upon initiation of the survey cycle, with progress billings made throughout the survey cycle. Fees for coaching and consulting engagements are billed upon initiation of the engagement with progress billings throughout the term of the contract.

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

Deferred Revenue

Deferred revenue represents amounts, which have been billed or collected in advance of revenue recognition, and is recognized as the revenue recognition criteria are met. The Company typically invoices customers in quarterly, bi-annual, or annual installments.

Prepaid Royalties

Prepaid royalties represents advance payments associated with the sale of third party products, such as courseware subscriptions. Royalties are typically paid in advance at the commencement of the revenue cycle, or periodically throughout the revenue cycle, such as quarterly, bi-annual, or annual installments. Royalty payments are amortized over the term of the underlying contracts, which generally range from 12 to 36 months, in order to match the direct royalty costs to the same period the subscription revenue is recognized. Amortization of royalties is included under the caption “cost of revenues (excluding depreciation and amortization)” in the accompanying consolidated statements of income.

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

Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense for the years ended December 31, were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Allowance Balance at End of Period
2013	$142	$115	$(46)	$211
2012	$149	$120	$(127)	$142
2011	$157	$50	$(58)	$149

Capitalized Software Development

Capitalized software development is stated on the basis of cost, and is presented net of accumulated amortization. The Company capitalizes costs incurred during the software development phase for projects when such costs are material. These assets are amortized using the straight-line method, generally ranging between one to five years. The Company capitalized approximately $4.3 million and $4.4 million during 2013 and 2012, respectively. Maintenance and operating costs are expensed as incurred. As of December 31, 2013 and 2012, there were no capitalized internal development costs for computer software developed for resale.

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

At December 31, 2013, the fair value measurement amounts for assets consisted of marketable securities which are classified as available for sale. The carrying amounts reported in the consolidated balance sheets approximate the fair value of the Company’s marketable securities based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. At December 31, 2013 and 2012, the Company did not have any financial liabilities that were subject to fair value measurements.

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives, except for assets under capital leases and leasehold improvements, which are amortized over the shorter of the estimated useful life or their respective lease term. Depreciation and amortization of property and equipment totaled $3.3 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively.

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

As of December 31, 2013 intangible assets with remaining unamortized balances include contract rights and customer relationships, internally-developed technology and patents, non-competition agreements, and trade names. These intangible assets are considered to have definite useful lives and are being amortized on a straight line basis over periods typically ranging between five and ten years. The weighted average amortization period for definite lived intangible assets as of December 31, 2013 was 8.7 years. Intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable. There were no impairments identified or recorded for the years ended December 31, 2013, 2012, or 2011.

Long-Lived Assets

Long-lived assets to be held for use are reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate that an impairment of long-lived assets held for use is present. The Company measures any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates whether the carrying value of long-lived assets, including property and equipment, capitalized software development, other assets and intangible assets will be recoverable. There were no impairments identified or recorded for the years ended December 31, 2013, 2012, or 2011.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Assets

Other assets are comprised of the long-term portion of content development fees and non-marketable equity investments.

Non-Marketable Equity Investments

Non-marketable equity investments are accounted for using the equity method when the Company can exercise significant influence over the investee. Investments for which the Company is not able to exercise significant influence over the investee are accounted for under the cost method. The proportionate share of income or loss from equity method investments are recorded under the caption “other income (expense), net” in the accompanying consolidated statements of income.

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

Income Taxes

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of December 31, 2013, the Company had established a valuation allowance of $1.3 million for the portion of its net deferred tax assets that are not more likely than not expected to be realized.

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

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2013, 2012, and 2011 was approximately $408,000, $349,000, and $251,000, respectively.

Shipping and Handling Costs

Shipping and handling costs that are associated with our products and services are included in cost of revenues.

Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income per share to the extent these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on diluted net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2013, 2012, and 2011.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk and Significant Customers

The Company places its temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits.

The Company sells its products and services to various companies in the healthcare industry that are located in the United States. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from customers. The Company did not have any single customer representing over 10% of net revenues during 2013, 2012, or 2011.

Stock Based Compensation

As of December 31, 2013, the Company maintains two stock based compensation plans, which are described in Note 12. The Company accounts for stock based compensation using the fair-value based method for costs related to share-based payments, including stock options and restricted share units. The Company uses the Black Scholes option pricing model for calculating the fair value of option awards issued under its stock based compensation plan. The Company measures compensation cost of restricted share units based on the closing fair market value of the Company’s stock on the date of grant. Stock based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period. The Company recognizes tax benefits from stock based compensation if an excess tax benefit is realized. Excess tax benefits are recorded as an increase to common stock when realized.

Newly Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which is effective prospectively for public companies for reporting periods beginning after December 15, 2012. This new accounting standard improves the reporting of reclassifications out of accumulated other comprehensive income (AOCI) by requiring an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. We adopted this new guidance on January 1, 2013 and the adoption did not have a material effect on our consolidated financial statements.

2. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of December 31, 2013 and 2012 was approximately 27.3 million and 26.2 million, respectively.

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

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ended December 31, 2013 (in thousands, except per share amounts):

	2013	2012	2011
Numerator:
Net income	$8,418	$7,645	$6,944

Denominator:
Weighted-average shares outstanding	26,853	26,128	22,445
Effect of dilutive shares	810	1,379	1,303

Weighted-average diluted shares	27,663	27,507	23,748

Basic earnings per share	$0.31	$0.29	$0.31

Diluted earnings per share	$0.30	$0.28	$0.29

Potentially dilutive shares representing approximately 70,000, 105,000, and 247,000 shares of common stock for 2013, 2012, and 2011, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

4. MARKETABLE SECURITIES

At December 31, 2013 and 2012, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$2,260	$—	$—	$2,260
Corporate debt securities	46,430	—	(31)	46,399

Subtotal	48,690	—	(31)	48,659

Total	$48,690	$—	$(31)	$48,659

	December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 1:
Mutual funds	$5,042	$30	$—	$5,072

Level 2:
Certificates of deposit	2,254	—	—	2,254
Commercial paper	3,122	1	—	3,123
Corporate debt securities	27,017	1	(17)	27,001
U.S. government securities	14,499	3	—	14,502

Subtotal	46,892	5	(17)	46,880

Total	$51,934	$35	$(17)	$51,952

The carrying amounts reported in the consolidated balance sheet approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of December 31, 2013, the Company does not consider any of its marketable securities to be other than temporarily impaired. During 2013, the Company recorded realized gains of approximately $5,000 from sales of marketable securities. All investments in marketable securities are classified as a current asset on the balance sheet because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS

On June 29, 2012, the Company acquired all of the stock of Decision Critical, Inc., (DCI) an Austin, Texas based company that specializes in learning and competency management products for acute-care hospitals. The Company acquired DCI to further advance its suite of workforce development solutions. The consideration paid for DCI consisted of approximately $3.4 million in cash and 22,124 shares of our common stock. Also, the Company may make additional payments of up to $300,000, contingent upon achievement of certain financial targets and business outcomes within a three year period after the closing date. As of December 31, 2013, approximately $146,000 of these contingent payments have been paid to the DCI shareholders. The Company incurred approximately $203,000 in transaction costs associated with the DCI acquisition, which are included on the accompanying consolidated statements of income under the caption “other general and administrative.” In allocating the purchase price, the Company recorded approximately $2.9 million of goodwill, $1.5 million of identifiable intangible assets, $291,000 of net tangible assets and $456,000 of deferred tax liabilities. The goodwill balance is primarily attributed to assembled workforce, expanded market opportunities from DCI’s workforce development products, and expected synergies from integrating DCI’s products into our platform. The goodwill balance is not deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which in accordance with US GAAP, was adjusted down from a book value of $548,000 to an estimated fair value of $356,000. The deferred revenue recorded represents the estimated fair value of the contractual obligation assumed as of the acquisition date. The $192,000 write-down of deferred revenue resulted in lower revenues than would have otherwise been recognized for such services. The results of operations for DCI have been included in the Company’s consolidated financial statements from the date of acquisition, and are included in the HealthStream Workforce Development Solutions segment.

On October 19, 2012, the Company acquired all of the stock of Sy.Med Development, Inc. (Sy.Med), a Brentwood, Tennessee based company that specializes in credentialing related software products for healthcare providers. The Company acquired Sy.Med to further advance its suite of workforce development solutions. The consideration paid for Sy.Med consisted of approximately $7.4 million in cash and 34,060 shares of our common stock. The Company may make additional payments of up to $1.5 million, contingent upon achievement of certain financial targets and business outcomes within a two year period after the closing date. As of December 31, 2013, approximately $625,000 of these contingent payments have been paid to the Sy.Med shareholders. The Company incurred approximately $165,000 in transaction costs associated with the Sy.Med acquisition, which are included on the accompanying consolidated statements of income under the caption “other general and administrative.” In allocating the purchase price, the Company recorded approximately $5.4 million of goodwill, $6.5 million of identifiable intangible assets, $294,000 of net tangible assets and $2.8 million of deferred tax liabilities. The goodwill balance is primarily attributed to assembled workforce, additional market opportunities of Sy.Med’s credentialing software, and expected synergies from integrating Sy.Med’s products into our platform. The goodwill balance is not deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value of $1.1 million to an estimated fair value of $229,000. The $916,000 write-down of deferred revenue resulted in lower revenues than would have otherwise been recognized for such services. The results of operations for Sy.Med have been included in the Company’s consolidated financial statements from the date of acquisition, and are included in the HealthStream Workforce Development Solutions segment.

On September 9, 2013, the Company acquired substantially all of the assets of Baptist Leadership Group (BLG), a Pensacola, Florida based company that provides consulting services focused on patient-centered performance excellence in healthcare. The Company acquired BLG to strengthen its Research/Patient Experience Solutions. The consideration paid for BLG consisted of approximately $7.4 million in cash (taking into account the working capital adjustment) and 15,230 shares of our common stock. The Company incurred approximately $145,000 in transaction costs associated with the acquisition, which are included on the accompanying consolidated statements of income under the caption “other general and administrative.” In allocating the purchase price, the Company recorded approximately $6.3 million of goodwill, $1.6 million of identifiable intangible assets, and $28,000 of net tangible assets. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from BLG’s consulting services, and expected synergies from integrating BLG into the operations of the HealthStream Research/Patient Experience Solutions segment. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value of $508,000 to an estimated fair value of $254,000. The $254,000 write-down of deferred revenue resulted in lower revenues than would have otherwise been recognized for such services. The results of operations for BLG have been included in the Company’s consolidated financial statements from the date of acquisition, and are included in the HealthStream Research/Patient Experience Solutions segment.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL

Goodwill is evaluated for impairment at least annually to determine whether it is more likely than not that the fair value of the reporting units exceed their carrying value. If this assessment concludes that is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Qualitative factors are considered for this assessment, such as, financial performance, industry and market comparables, and other factors affecting the reporting unit. If the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting units using both income and market based models. Under these methods, the technique used to determine fair value is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists. During the annual impairment evaluation in the fourth quarter of 2013 and 2012, the results of our assessment indicated goodwill was not impaired.

During 2013, the Company acquired Baptist Leadership Group, and during 2012, the Company acquired Decision Critical, Inc. and Sy.Med Development, Inc. The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Workforce Development	Research/Patient Experience	Total
Balance at January 1, 2013	$11,459	$17,840	$29,299
Acquisition of Sy.Med Development, Inc.	133	—	133
Acquisition of Baptist Leadership Group	—	6,314	6,314

Balance at December 31, 2013	$11,592	$24,154	$35,746

	Workforce Development	Research/Patient Experience	Total
Balance at January 1, 2012	$3,307	$17,840	$21,147
Acquisition of Sy.Med Development, Inc.	5,291	—	5,291
Acquisition of Decision Critical, Inc.	2,861	—	2,861

Balance at December 31, 2012	$11,459	$17,840	$29,299

7. INTANGIBLE ASSETS

All intangible assets are considered to have finite useful lives. Customer related intangibles are amortized over their estimated useful lives ranging from eight to ten years. Other intangible assets include non-competition agreements, technology and patents, and trade names, and are being amortized over periods ranging from five to nine years. Amortization of intangible assets was approximately $1.5 million, $1.1 million, and $0.9 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

Identifiable intangible assets are comprised of the following (in thousands):

	As of December 31, 2013			As of December 31, 2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer related	$16,889	$(10,145)	$6,744	$15,619	$(8,969)	$6,650
Other	3,370	(1,244)	2,126	3,222	(1,067)	2,155

Total	$20,259	$(11,389)	$8,870	$18,841	$(10,036)	$8,805

The expected future annual amortization expense for the years ending December 31, is as follows (in thousands):

2014	$1,569
2015	1,211
2016	1,122
2017	1,092
2018	990
Thereafter	2,886

Total	$8,870

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COLLABORATIVE ARRANGEMENT

The Company participates in a collaborative arrangement, SimVenturesTM, with Laerdal Medical A/S (Laerdal Medical). The Company receives 50 percent of the profits or losses generated from this collaborative arrangement. The parties did not form a separate legal entity as part of the collaborative arrangement; therefore, the Company accounts for SimVentures as a collaborative arrangement in accordance with applicable accounting guidance. For the year ended December 31, 2013, the Company recorded approximately $2.3 million of revenues and $2.3 million of expenses related to the collaborative arrangement. For the year ended December 31, 2012, the Company recorded approximately $1.7 million of revenues and $1.7 million of expenses related to the collaborative arrangement. The Company also recorded approximately $0.9 million and $1.3 million of capitalized software development costs for SimVentures during 2013 and 2012, respectively.

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

These exchangeable service credits will be issued annually through December 31, 2016, and will expire twenty-four months after issuance. Any unused credits will be forfeited upon expiration. During 2012 and 2013, the Company issued exchangeable service credits of $100,000, respectively, in accordance with this agreement, and is obligated to issue remaining service credits of $100,000 annually through 2016. The content rights are being amortized on a straight-line basis through December 31, 2016. Revenues for products or services provided in exchange for these service credits will be recognized in accordance with the Company’s revenue recognition policies.

10. BUSINESS SEGMENTS

The Company provides services to healthcare organizations and other members within the healthcare industry. These services are primarily focused on the delivery of workforce development products and services (HealthStream Workforce Development Solutions, formerly referred to as HealthStream Learning & Talent Management), as well as survey and research services (HealthStream Research/Patient Experience Solutions).

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Year ended December 31, 2013
	Workforce Development	Research/Patient Experience	Unallocated	Consolidated
Revenues, net	$103,820	$28,454	$—	$132,274
Cost of revenues (excluding depreciation and amortization)	39,478	16,127	—	55,605
Product development	10,262	1,495	—	11,757
Sales and marketing	18,301	5,415	336	24,052
Other general and administrative	3,787	1,530	13,025	18,342
Depreciation and amortization	3,512	1,068	3,272	7,852

Total income from operations	$28,480	$2,819	$(16,633)	$14,666

*Segment assets	$60,013	$34,727	$117,854	$212,594

Purchases of property and equipment	$2,598	$171	$1,675	$4,444

Payments associated with capitalized software development	$3,712	$555	$—	$4,267

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. BUSINESS SEGMENTS (continued)

	Year ended December 31, 2012
	Workforce Development	Research/Patient Experience	Unallocated	Consolidated
Revenues, net	$78,566	$25,166	$—	$103,732
Cost of revenues (excluding depreciation and amortization)	28,390	13,268	—	41,658
Product development	7,040	1,570	—	8,610
Sales and marketing	14,081	5,420	391	19,892
Other general and administrative	2,760	1,330	9,362	13,452
Depreciation and amortization	2,877	1,179	2,605	6,661

Total income from operations	$23,418	$2,399	$(12,358)	$13,459

*Segment assets	$46,693	$23,978	$103,857	$174,528

Purchases of property and equipment	$1,728	$120	$2,468	$4,316

Payments associated with capitalized software development	$3,536	$899	$—	$4,435

	Year ended December 31, 2011
	Workforce Development	Research/Patient Experience	Unallocated	Consolidated
Revenues, net	$58,078	$23,988	$—	$82,066
Cost of revenues (excluding depreciation and amortization)	18,842	12,224	—	31,066
Product development	5,907	1,566	—	7,473
Sales and marketing	10,871	4,733	413	16,017
Other general and administrative	2,116	1,632	7,012	10,760
Depreciation and amortization	2,364	1,194	1,854	5,412

Total income from operations	$17,978	$2,639	$(9,279)	$11,338

*Segment assets	$27,322	$26,088	$100,827	$154,237

Purchases of property and equipment	$1,577	$44	$2,494	$4,115

Payments associated with capitalized software development	$5,720	$345	$—	$6,065

*	Segment assets include accounts and unbilled receivables, prepaid royalties, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current federal	$2,474	$58	$163
Current state	1,444	273	214
Deferred federal	2,315	4,804	3,723
Deferred state	191	797	304

Provision for income taxes	$6,424	$5,932	$4,404

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of income is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal tax provision at the statutory rate	$5,194	$4,751	$3,972
State income tax provision, net of federal benefit	898	974	337
Change in state valuation allowance	231	—	—
Other	101	207	95

Provision for income taxes	$6,424	$5,932	$4,404

Management periodically assesses the realizability of its deferred tax assets, and to the extent that a recovery is not likely, a valuation allowance is established to reduce the deferred tax asset to the amount estimated to be recoverable. At December 31, 2013, a valuation allowance of $1.3 million exists, of which $1.1 million is comprised of the portion of net operating loss carryforwards attributable to the exercises of stock options. Any future reductions of the valuation allowance associated with the portion of the deferred tax asset comprised of stock option exercises would be recognized as an increase to common stock.

As of December 31, 2013, the Company had federal and state net operating loss carryforwards of $18.3 million and $13.9 million, respectively. These loss carryforwards will expire in years 2014 through 2024. As of December 31, 2013, $1.1 million of the net operating loss carryforwards deferred tax asset is attributable to the exercise of stock options, and if realized, the tax benefit will be recorded as an increase to common stock.

The Company has research and development tax credit carryforwards of $393,000 that expire in varying amounts through 2033. These credits were recognized in 2013 as a reduction to common stock. As of December 31, 2013, the Company had alternative minimum tax credit carryforwards of $592,000 that are available to offset future regular tax liabilities and they do not expire. Federal income tax payments of $28,000, $189,000 and $194,000, were made during the years ended December 31, 2013, 2012, and 2011, respectively. State income tax payments of $343,000, $238,000, and $193,000 were made during the years ended December 31, 2013, 2012, and 2011, respectively.

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2013 and 2012, are as follows (in thousands):

	December 31,
	2013	2012
Balance at beginning of year	$—	$—
Additions for tax positions in the current year	167	—

Balance at end of year	$167	$—

The components of the income tax liability at December 31, 2013 and 2012, are as follows (in thousands):

	December 31,
	2013	2012
Unrecognized tax benefits	$167	$—
Accrued interest and penalties	2	—

Balance at end of year	$169	$—

None of the $167,000 of unrecognized tax benefits at December 31, 2013, if recognized, would affect the Company’s effective tax rate.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (continued)

The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years 2009 through 2013. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2009 are also subject to examination and adjustment. The Company has no income tax examinations in process.

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$84	$57
Accrued liabilities	1,225	463
Tax credits	702	902
Stock based compensation	966	650
Net operating loss carryforwards	1,256	3,485

Total deferred tax assets	4,233	5,557
Less: Valuation allowance	(1,325)	(1,093)

Deferred tax assets, net of valuation allowance	2,908	4,464
Deferred tax liabilities:
Deductible goodwill	2,020	1,492
Nondeductible intangible assets	2,677	3,194
Prepaid assets	781	538
Capitalized software development	2,910	2,253
Deferred revenue	—	220
Depreciation	341	223
Basis difference on investments	533	559

Total deferred tax liabilities	9,262	8,479

Net deferred tax liabilities	$(6,354)	$(4,015)

12. STOCK BASED COMPENSATION

Stock Incentive Plans

The Company’s 2010 Stock Incentive Plan (2010 Plan) and 2000 Stock Incentive Plan (2000 Plan; collectively, the 2010 Plan and the 2000 Plan referred to as the Plan) authorize the grant of options, restricted share units (RSU), or other forms of stock based compensation to employees, officers, directors and others, and such grants must be approved by the Compensation Committee of the Board of Directors. Options granted under the Plan have terms of no more than ten years, with certain restrictions. The Plan allows the Compensation Committee of the Board of Directors to determine the vesting period and parameters of each grant. The vesting period of the options and RSUs granted has historically ranged from immediate vesting to annual vesting up to four years, beginning one year after the grant date. As of December 31, 2013, approximately 813,000 shares of unissued common stock remained reserved for future stock incentive grants under the Plan. The Company issues new shares of common stock when options are exercised or when RSUs become vested.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK BASED COMPENSATION (continued)

Stock Option Activity

A summary of activity and various other information relative to stock options for the year ended December 31, 2013 is presented in the tables below (in thousands, except exercise price).

		Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at beginning of period	1,914	$4.29
Granted	—	—
Exercised	(1,073)	3.15
Expired	—	—
Forfeited	(4)	6.11

Outstanding at end of period	837	$5.73	$22,514

Exercisable at end of period	594	$5.06	$16,375

The aggregate intrinsic value for stock options in the table above represents the total difference between the Company’s closing stock price on December 31, 2013 (the last trading day of the year) of $32.63 and the option exercise price, multiplied by the number of in-the-money options as of December 31, 2013. The weighted average remaining contractual term of options outstanding at December 31, 2013 was 3.8 years. Options exercisable at December 31, 2013 have a weighted average remaining contractual term of 3.4 years.

Other information relative to option activity during the three years ended December 31, 2013 is as follows (in thousands, except weighted average grant date fair value):

	2013	2012	2011
Weighted average grant date fair value of stock options granted	$—	$—	$4.67

Total grant date fair value of stock options vested	$723	$878	$644

Total intrinsic value of stock options exercised	$25,846	$4,992	$4,539

Cash proceeds from exercise of stock options	$3,318	$823	$1,242

Restricted Share Unit Activity

A summary of activity relative to RSUs for the year ended December 31, 2013 is follows (in thousands, except weighted average grant date fair value):

	Number of RSU’s	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	73	$23.22
Granted	80	22.02
Vested	(16)	23.07
Forfeited	—	—

Outstanding at end of period	137	$22.53	$4,466

The aggregate fair value of RSU awards that vested in 2013, as of the respective vesting dates, was approximately $345,000. A portion of RSUs that vested in 2013 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for RSUs during 2013 were 2,210, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. One stock option exercise was net-share settled during 2013, resulting in 7,606 shares withheld for settlement of employee tax obligations. Total payments related to RSUs and stock options for the employees’ tax obligations to taxing authorities were approximately $164,000 in 2013, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK BASED COMPENSATION (continued)

Stock Based Compensation

Total stock based compensation expense recorded for the three years ended December 31, 2013, which is recorded in our statements of income, is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenues (excluding depreciation and amortization)	$81	$45	$41
Product development	144	133	179
Sales and marketing	175	151	104
Other general and administrative	1,058	807	464

Total stock based compensation expense	$1,458	$1,136	$788

The Company amortizes the fair value of all stock based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally is the vesting period. As of December 31, 2013, total unrecognized compensation expense related to non-vested stock options and RSU’s was approximately $2.5 million, net of estimated forfeitures, with a weighted average expense recognition period remaining of 2.3 years. The Company realized approximately $3.7 million of excess tax benefits during the year ended December 31, 2013, which was recorded as an increase to common stock.

Stock based compensation cost for RSU’s is measured based on the closing fair market value of the Company’s stock on the date of grant. Stock based compensation cost for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The Company did not grant any stock options during 2013 or 2012. The ranges of assumptions used for determining the estimated fair value of stock options during 2011 were as follows:

Risk-free interest rate	1.05 – 2.39%
Expected dividend yield	0.0%
Expected life (in years)	5 to 7
Expected forfeiture rate	0-5%
Volatility	50%

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

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, not to exceed 20% of compensation, subject to IRS limitations. The Company has not provided matching contributions through December 31, 2013.

14. DEBT

At December 31, 2013 and 2012, the Company had no debt outstanding.

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

As of December 31, 2013, the Company believes it was in compliance with all covenants. There were no balances outstanding on the revolving credit facility as of December 31, 2013.

15. LEASES

The Company has non-cancellable operating leases primarily for office space and office equipment. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. The Company accounts for these leases by recognizing rent expense on a straight-line basis and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The Company also leases certain office equipment under operating leases. Total rent expense under all operating leases was approximately $2.4 million, $2.2 million, and $1.9 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

Future rental payment commitments at December 31, 2013 under non-cancelable operating leases, with initial terms of one year or more, are as follows (in thousands):

2014	$2,665
2015	2,062
2016	1,359
2017	446
2018	59
Thereafter	—

Total minimum lease payments	$6,591

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

17. SUBSEQUENT EVENT

On March 3, 2014, the Company acquired all of the stock of Health Care Compliance Strategies, Inc. (HCCS) a Jericho, New York based company that specializes in healthcare compliance solution and services. The Company acquired HCCS to further advance its suite of workforce development solutions, including its offering of compliance solutions. The consideration paid for HCCS consisted of approximately $13.0 million in cash, subject to a post-closing working capital adjustment, and 81,614 shares of our common stock. The Company may make additional payments of up to $750,000, contingent upon achievement of certain performance milestones post-closing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2013. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information as to directors of the Company and corporate governance is incorporated by reference from the information contained in our 2014 proxy statement for the 2014 Annual Meeting of Shareholders (2014 Proxy Statement) that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

Incorporated by reference from the information contained in the Company’s 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information contained in the Company’s 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information contained in the Company’s 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the information contained in the Company’s 2014 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits

Number	Description

2.1 (1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.2 (2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

3.1*	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

3.2*	Form of Amended and Restated Bylaws of HealthStream, Inc.

4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2*	Reference is made to Exhibits 3.1 and 3.2.

10.1^*	2000 Stock Incentive Plan, effective as of April 10, 2000

10.2^ (10)	2010 Stock Incentive Plan, effective as of May 27, 2010

10.3^*	Form of Indemnification Agreement

10.4^ (3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

10.5^ (4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Employees)

10.6^ (4)	Form of HealthStream, Inc. Incentive Stock Option Agreement (Employees)

10.7^ (4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Directors)

10.8^ (5)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers)

10.9^ (5)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director)

10.10 (6)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank

10.11 (7)	First Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank

10.12 (8)	Second Amendment to Loan Agreement dated July 23, 2007 between HealthStream, Inc. and SunTrust Bank

10.13 (9)	Third Amendment to Loan Agreement dated July 17, 2009 between HealthStream, Inc. and SunTrust Bank

10.14 (11)	Fourth Amendment to Loan Agreement dated March 30, 2011 between HealthStream, Inc. and SunTrust Bank

10.15 (12)	Fifth Amendment to Loan Agreement dated July 19, 2012 between HealthStream, Inc. and SunTrust Bank

10.16^	Summary of Director and Executive Officer Compensation

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
^	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.
(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(4)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated June 1, 2010.
(5)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, dated March 31, 2012.
(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.
(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.
(8)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 24, 2007.
(9)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 17, 2009.
(10)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.
(11)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 30, 2011.
(12)	Incorporated by reference from exhibit field on our Current Report on Form 8-K, dated July 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of March, 2014.

HEALTHSTREAM, INC.

By:	/s/ ROBERT A. FRIST, JR.
Robert A. Frist, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/S/ ROBERT A. FRIST, JR. Robert A. Frist, Jr.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 4, 2014

/S/ GERARD M. HAYDEN, JR. Gerard M. Hayden, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 4, 2014

/S/ THOMPSON DENT Thompson Dent	Director	March 4, 2014

/S/ FRANK GORDON Frank Gordon	Director	March 4, 2014

/S/ C. MARTIN HARRIS C. Martin Harris	Director	March 4, 2014

/S/ JEFFREY L. MCLAREN Jeffrey L. McLaren	Director	March 4, 2014

/S/ DALE POLLEY Dale Polley	Director	March 4, 2014

/S/ LINDA REBROVICK Linda Rebrovick	Director	March 4, 2014

/S/ MICHAEL SHMERLING Michael Shmerling	Director	March 4, 2014

/S/ WILLIAM STEAD William Stead	Director	March 4, 2014

/S/ DEBORAH TAYLOR TATE Deborah Taylor Tate	Director	March 4, 2014

INDEX TO EXHIBITS

Exhibit Number	Description

2.1 (1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.2 (2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

3.1*	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

3.2*	Form of Amended and Restated Bylaws of HealthStream, Inc.

4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2*	Reference is made to Exhibits 3.1 and 3.2.

10.1^*	2000 Stock Incentive Plan, effective as of April 10, 2000

10.2^ (10)	2010 Stock Incentive Plan, effective as of May 27, 2010

10.3^*	Form of Indemnification Agreement

10.4^ (3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

10.5^ (4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Employees)

10.6^ (4)	Form of HealthStream, Inc. Incentive Stock Option Agreement (Employees)

10.7^ (4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Directors)

10.8^ (5)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers)

10.9^ (5)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director)

10.10 (6)	Loan Agreement dated July 21, 2006 between HealthStream, Inc. and SunTrust Bank

10.11 (7)	First Amendment to Loan Agreement dated February 16, 2007 between HealthStream, Inc. and SunTrust Bank

10.12 (8)	Second Amendment to Loan Agreement dated July 23, 2007 between HealthStream, Inc. and SunTrust Bank

10.13 (9)	Third Amendment to Loan Agreement dated July 17, 2009 between HealthStream, Inc. and SunTrust Bank

10.14 (11)	Fourth Amendment to Loan Agreement dated March 30, 2011 between HealthStream, Inc. and SunTrust Bank

10.15 (12)	Fifth Amendment to Loan Agreement dated July 19, 2012 between HealthStream, Inc. and SunTrust Bank

10.16^	Summary of Director and Executive Officer Compensation

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
^	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.
(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(4)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated June 1, 2010.
(5)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, dated March 31, 2012.
(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2006.
(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 20, 2007.
(8)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 24, 2007.
(9)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 17, 2009.
(10)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.
(11)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 30, 2011.
(12)	Incorporated by reference from exhibit field on our Current Report on Form 8-K, dated July 20, 2012.