Form 10-Q
period 2014-03-31
HEALTHSTREAM INC
filed 2014-05-01
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of April 28, 2014, there were 27,564,606 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,045	$59,537
Marketable securities	42,952	48,659
Accounts receivable, net of allowance for doubtful accounts of $276 and $211 at March 31, 2014 and December 31, 2013, respectively	32,073	25,314
Accounts receivable - unbilled	1,427	1,392
Prepaid royalties, net of amortization	11,523	8,857
Other prepaid expenses and other current assets	3,231	3,365

Total current assets	150,251	147,124
Property and equipment:
Equipment	22,163	21,631
Leasehold improvements	5,806	5,521
Furniture and fixtures	4,138	3,854

	32,107	31,006
Less accumulated depreciation and amortization	(22,918)	(21,968)

	9,189	9,038

Capitalized software development, net of accumulated amortization of $14,844 and $13,910 at March 31, 2014 and December 31, 2013, respectively	11,783	11,077
Goodwill	42,749	35,746
Intangible assets, net of accumulated amortization of $11,867 and $11,389 at March 31, 2014 and December 31, 2013, respectively	15,992	8,870
Other assets	995	739

Total assets	$230,959	$212,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,914	$2,311
Accrued royalties	10,907	8,435
Accrued liabilities	6,948	5,503
Accrued compensation and related expenses	1,291	1,614
Deferred tax liabilities, current	181	181
Deferred revenue	47,478	38,168

Total current liabilities	69,719	56,212

Deferred tax liabilities, noncurrent	6,173	6,173
Other long term liabilities	750	776
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 27,565 and 27,327 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	169,816	166,888
Accumulated deficit	(15,476)	(17,424)
Accumulated other comprehensive loss	(23)	(31)

Total shareholders’ equity	154,317	149,433

Total liabilities and shareholders’ equity	$230,959	$212,594

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Revenues, net	$38,350	$29,646
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	16,926	12,520
Product development	3,546	2,606
Sales and marketing	6,947	5,199
Other general and administrative expenses	5,232	4,272
Depreciation and amortization	2,401	1,876

Total operating costs and expenses	35,052	26,473

Income from operations	3,298	3,173

Other income, net	45	47

Income before income tax provision	3,343	3,220
Income tax provision	1,395	1,279

Net income	$1,948	$1,941

Earnings per share:
Basic	$0.07	$0.07

Diluted	$0.07	$0.07

Weighted average shares of common stock outstanding:
Basic	27,453	26,340

Diluted	27,906	27,409

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$1,948	$1,941

Other comprehensive income, net of taxes:
Unrealized gain (loss) on marketable securities	8	(10)

Total other comprehensive income (loss)	8	(10)

Comprehensive income	$1,956	$1,931

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2014

(In thousands)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Loss	Equity

Balance at December 31, 2013	27,327	$166,888	$(17,424)	$(31)	$149,433

Net income	—	—	1,948	—	1,948

Comprehensive income	—	—	—	8	8

Issuance of common stock in acquisition	82	2,247	—	—	2,247

Stock based compensation	—	384	—	—	384

Common stock issued under stock plans, net of shares withheld for employee taxes	156	297	—	—	297

Balance at March 31, 2014	27,565	$169,816	$(15,476)	$(23)	$154,317

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$1,948	$1,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,401	1,876
Stock based compensation expense	384	310
Deferred income taxes	1,395	1,279
Provision for doubtful accounts	70	20
Other	376	308
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(5,107)	(7,487)
Prepaid royalties	(2,667)	1,652
Other prepaid expenses and other current assets	140	(270)
Other assets	26	27
Accounts payable	604	230
Accrued royalties	2,472	(1,477)
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	(1,452)	167
Deferred revenue	8,599	5,279

Net cash provided by operating activities	9,189	3,855

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(12,501)	(181)
Proceeds from maturities of investments in marketable securities	18,517	29,475
Purchases of investments in marketable securities	(13,176)	(29,552)
Investments in non-marketable equity investments	(250)	—
Payments associated with capitalized software development	(1,464)	(1,072)
Purchases of property and equipment	(1,104)	(744)

Net cash used in investing activities	(9,978)	(2,074)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	449	900
Taxes paid related to net settlement of equity awards	(152)	(158)

Net cash provided by financing activities	297	742

Net increase (decrease) in cash and cash equivalents	(492)	2,523
Cash and cash equivalents at beginning of period	59,537	41,365

Cash and cash equivalents at end of period	$59,045	$43,888

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with acquisition	$2,247	$—

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The balance sheet at December 31, 2013 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2013 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2014).

2. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During the three months ended March 31, 2014 and 2013, the Company recorded a provision for income taxes of approximately $1.4 million and $1.3 million respectively. The Company’s effective tax rate for the three months ended March 31, 2014 and 2013 was 41.7% and 39.7%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences.

3. STOCK BASED COMPENSATION

The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options and restricted share units (RSUs). During the three months ended March 31, 2014, the Company issued 62,080 RSUs with a weighted average grant date fair value of $29.15 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the three months ended March 31, 2013, the Company issued 77,750 RSUs with a weighted average grant date fair value of $21.70 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recorded for the three months ended March 31, 2014 and 2013, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues (excluding depreciation and amortization)	$17	$16
Product development	44	34
Sales and marketing	47	36
Other general and administrative	276	224

Total stock based compensation expense	$384	$310

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect, was approximately 165,000 and 135,000 for the three months ended March 31, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$1,948	$1,941

Denominator:
Weighted-average shares outstanding	27,453	26,340
Effect of dilutive shares	453	1,069

Weighted-average diluted shares	27,906	27,409

Basic earnings per share	$0.07	$0.07

Diluted earnings per share	$0.07	$0.07

5. MARKETABLE SECURITIES

At March 31, 2014 and December 31, 2013, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	March 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$2,262	$—	$—	$2,262
Corporate debt securities	40,713	3	(26)	40,690

Subtotal	42,975	3	(26)	42,952

Total	$42,975	$3	$(26)	$42,952

	December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$2,260	$—	$—	$2,260
Corporate debt securities	46,430	—	(31)	46,399

Subtotal	48,690	—	(31)	48,659

Total	$48,690	$—	$(31)	$48,659

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of March 31, 2014, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the three months ended March 31, 2014 and 2013, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as a current asset on the balance sheet because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. BUSINESS COMBINATION

On March 3, 2014, the Company acquired all of the stock of Health Care Compliance Strategies, Inc. (HCCS), a Jericho, New York based company that specializes in healthcare compliance solutions and services. The Company acquired HCCS to further advance its suite of workforce development solutions, including its offering of compliance solutions. The consideration paid for HCCS consisted of approximately $13.0 million in cash and 81,614 shares of our common stock. The Company may make additional payments of up to $750,000, contingent upon the achievement of certain performance milestones within one year post-closing. The Company incurred approximately $500,000 in transaction costs associated with the acquisition, of which $350,000 were incurred during the three months ended March 31, 2014 and $150,000 were incurred during the year ended December 31, 2013. The transaction costs were recorded in other general and administrative expenses in the condensed consolidated statement of income. In allocating the purchase price, the Company has preliminarily recorded approximately $7.0 million of goodwill, $7.6 million of identifiable intangible assets, $2.5 million of tangible assets, and $1.1 million of liabilities. The goodwill balance is primarily attributed to assembled workforce, additional market opportunities of HCCS’s compliance solutions, and expected synergies from integrating HCCS’s products into our platform. The goodwill balance is deductible for U.S. income tax purposes. The allocation of purchase price is preliminary and may be subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of intangible assets, goodwill, deferred revenue, and contingent consideration. The results of operations for HCCS have been included in the Company’s condensed consolidated financial statements from the date of acquisition, and are also included in the HealthStream Workforce Development Solutions segment.

7. BUSINESS SEGMENTS

The Company primarily provides services to healthcare organizations and other members within the healthcare industry. The Company’s services are primarily focused on the delivery of workforce development products and services (HealthStream Workforce Development Solutions), as well as survey and research services (HealthStream Research/Patient Experience Solutions). The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the three months ended March 31, 2014 and 2013 (in thousands).

	Three Months Ended March 31,
	2014	2013
Revenues
Workforce Development	$30,957	$23,140
Research/Patient Experience	7,393	6,506

Total net revenue	$38,350	$29,646

	Three Months Ended March 31,
	2014	2013
Income from operations
Workforce Development	$7,880	$6,816
Research/Patient Experience	178	301
Unallocated	(4,760)	(3,944)

Total income from operations	$3,298	$3,173

	March 31, 2014	December 31, 2013
Segment assets*
Workforce Development	$84,857	$60,013
Research/Patient Experience	34,092	34,727
Unallocated	112,010	117,854

Total assets	$230,959	$212,594

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. COLLABORATIVE ARRANGEMENT

The Company participates in a collaborative arrangement, SimVenturesTM, with Laerdal Medical A/S (Laerdal Medical). The Company receives 50 percent of the profits or losses generated from this collaborative arrangement. For the three months ended March 31, 2014, the Company has recorded approximately $0.4 million of revenues and $0.5 million of expenses related to the collaborative arrangement. For the three months ended March 31, 2013, the Company recorded approximately $0.4 million of revenues and $0.4 million of expenses related to the collaborative arrangement. The Company has also recorded approximately $0.2 million of capitalized software development for SimVentures during 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2013, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 4, 2014, (the “2013 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “ projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption “Item 1A. Risk Factors” in our 2013 Form 10-K and the information regarding forward-looking statements in our earnings releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

Overview

HealthStream provides workforce development and research/patient experience solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Our workforce development products are used by healthcare organizations to meet a broad range of their training, certification, competency assessment, performance appraisal, and development needs, while our research/patient experience products provide our customers information about patients’ experiences and how to improve them, workforce engagement, physician relations, and community perceptions of their services. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry.

Key financial indicators for the first quarter of 2014 include:

•	Revenues of $38.3 million in the first quarter of 2014, up 29% from $29.6 million in the first quarter of 2013

•	Operating income of $3.3 million in the first quarter of 2014, up 4% from $3.2 million in the first quarter of 2013

•	Net income of $1.9 million in both the first quarter of 2014 and the first quarter of 2013, and earnings per share (EPS) of $0.07 per share (diluted) in both the first quarter of 2014 and the first quarter of 2013

•	Adjusted EBITDA(1) of $6.1 million in the first quarter of 2014, up 13% from $5.4 million in the first quarter of 2013

•	Annualized revenue per implemented subscriber(2) of $33.33 in the first quarter of 2014, up 17% from $28.47 in the first quarter of 2013

(1)	Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income is included in this report.
(2)	Annualized revenue per implemented subscriber represents the quarter’s revenue for internet-based subscription products, annualized, then divided by the quarter’s average total implemented subscribers.

Business Combination

On March 3, 2014, the Company acquired all of the stock of Health Care Compliance Strategies, Inc. (HCCS), a Jericho, New York based company that specializes in healthcare compliance solutions and services. The Company acquired HCCS to further advance its suite of workforce development solutions, including its offering of compliance solutions. The consideration paid for HCCS consisted of approximately $13.0 million in cash and 81,614 shares of our common stock. The Company may make additional payments of up to $750,000, contingent upon the achievement of certain performance milestones within one year post-closing. The Company incurred approximately $500,000 in transaction costs associated with the acquisition, of which $350,000 were incurred during the three months ended March 31, 2014 and $150,000 were incurred during the year ended December 31, 2013. The transaction costs were recorded in other general and administrative expenses in the condensed consolidated statement of income. In allocating the purchase price, the Company has preliminarily recorded approximately $7.0 million of goodwill, $7.6 million of identifiable intangible assets, $2.5 million of tangible assets, and $1.1 million of liabilities. The goodwill balance is primarily attributed to assembled workforce, additional market opportunities of HCCS’s compliance solutions, and expected synergies from integrating HCCS’s products into our platform. The goodwill balance is deductible for U.S. income tax purposes. The allocation of purchase price is preliminary and may be subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of intangible assets, goodwill, deferred revenue, and contingent consideration. The results of operations for HCCS have been included in the Company’s condensed consolidated financial statements from the date of acquisition, and are also included in the HealthStream Workforce Development Solutions segment.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our 2013 Form 10-K, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2013 Form 10-K.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues, net. Revenues increased approximately $8.7 million, or 29.4%, to $38.3 million for the three months ended March 31, 2014 from $29.6 million for the three months ended March 31, 2013. Revenues for 2014 consisted of $30.9 million, or 81% of total revenue, for HealthStream Workforce Development Solutions and $7.4 million, or 19% of total revenue, for HealthStream Research/Patient Experience Solutions. In 2013, revenues consisted of $23.1 million, or 78% of total revenue, for HealthStream Workforce Development Solutions and $6.5 million, or 22% of total revenue, for HealthStream Research/Patient Experience Solutions.

Revenues for HealthStream Workforce Development Solutions increased approximately $7.8 million, or 33.8%, over the first quarter of 2013. Revenues from our subscription-based workforce development products increased approximately $7.8 million, or 36.7%, over the prior year first quarter due to a higher number of subscribers and more courseware consumption by subscribers. Annualized revenue per implemented subscriber increased by 17.1%, to $33.33 per subscriber for the first quarter of 2014 compared to $28.47 per subscriber for the first quarter of 2013. Our implemented subscriber base increased by 18.0% over the prior year first quarter to 3.58 million implemented subscribers at March 31, 2014 compared to 3.03 million implemented subscribers at March 31, 2013. Additionally, we had a 21.5% increase in total subscribers over the prior year first quarter, with 3.85 million total subscribers at March 31, 2014 compared to 3.17 million total subscribers at March 31, 2013. Revenues in 2014 were positively influenced by courseware subscriptions associated with, among other products, ICD-10 training. Revenues from ICD-10 training were approximately $6.6 million for the first quarter of 2014, compared to $2.0 million for the first quarter of 2013.

Revenues for HealthStream Research/Patient Experience Solutions increased approximately $887,000, or 13.6%, over the first quarter of 2013. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $364,000, or 6.7%, over the prior year first quarter. Revenues from other surveys, which are conducted on annual or bi-annual cycles, decreased $161,000 compared to the prior year first quarter. Revenues from the Baptist Leadership Group (BLG) acquisition, consummated on September 9, 2013, were $684,000 during the first quarter of 2014, and are included in the HealthStream Research/Patient Experience Solutions segment.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $4.4 million, or 35.2%, to $16.9 million for the three months ended March 31, 2014 from $12.5 million for the three months ended March 31, 2013. Cost of revenues as a percentage of revenues was 44.1% of revenues for the three months ended March 31, 2014 compared to 42.2% of revenues for the three months ended March 31, 2013. Cost of revenues for HealthStream Workforce Development Solutions increased approximately $3.7 million to $12.2 million and approximated 39.4% and 36.9% of revenues for HealthStream Workforce Development Solutions for the three months ended March 31, 2014 and 2013, respectively. The increase in both amount and as a percentage of revenue is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and increased personnel costs. Cost of revenues for HealthStream Research/Patient Experience Solutions increased approximately $740,000 to $4.7 million and approximated 64.0% and 61.3% of revenues for HealthStream Research/Patient Experience Solutions for the three months ended March 31, 2014 and 2013, respectively. The increase in both amount and as a percentage of revenue is primarily the result of increased personnel costs from the BLG acquisition as well as additional costs associated with the growth in patient survey volume over the prior year first quarter.

Product Development. Product development expenses increased approximately $940,000, or 36.1%, to $3.5 million for the three months ended March 31, 2014 from $2.6 million for the three months ended March 31, 2013. Product development expenses as a percentage of revenues were 9.2% and 8.8% of revenues for the three months ended March 31, 2014 and 2013, respectively.

Product development expenses for HealthStream Workforce Development Solutions increased approximately $886,000 and approximated 10.2% and 9.8% of revenues for HealthStream Workforce Development Solutions for the three months ended March 31, 2014 and 2013, respectively. The increase is due to additional personnel expenses associated with new product development initiatives for our platform products. Product development expenses for HealthStream Research/Patient Experience Solutions increased approximately $54,000 and approximated 5.4% and 5.3% of revenues for HealthStream Research/Patient Experience Solutions for the three months ended March 31, 2014 and 2013, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $1.7 million, or 33.6%, to $6.9 million for the three months ended March 31, 2014 from $5.2 million for the three months ended March 31, 2013. Sales and marketing expenses were 18.1% and 17.5% of revenues for the three months ended March 31, 2014 and 2013, respectively.

Sales and marketing expenses for HealthStream Workforce Development Solutions increased approximately $1.7 million and approximated 17.8% and 16.6% of revenues for HealthStream Workforce Development Solutions for the three months ended March 31, 2014 and 2013, respectively. The increase in amount and as a percentage of revenue is primarily due to additional personnel and related expenses, increased commissions associated with higher sales performance over the prior year first quarter, and increased marketing spending. Sales and marketing expenses for HealthStream Research/Patient Experience Solutions increased approximately $64,000, and approximated 17.9% and 19.4% of revenues for HealthStream Research/Patient Experience Solutions for the three months ended March 31, 2014 and 2013, respectively. The increase in amount was a result of additional personnel associated with the BLG acquisition.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $960,000, or 22.5%, to $5.2 million for the three months ended March 31, 2014 from $4.3 million for the three months ended March 31, 2013. Other general and administrative expenses as a percentage of revenues were 13.6% and 14.4% of revenues for the three months ended March 31, 2014 and 2013, respectively.

Other general and administrative expenses for HealthStream Workforce Development Solutions increased approximately $206,000 over the prior year first quarter primarily due to additional personnel and other support costs, while other general and administrative expenses for HealthStream Research/Patient Experience Solutions increased approximately $115,000 compared to the prior year first quarter primarily due to the BLG acquisition. The unallocated corporate portion of other general and administrative expenses increased approximately $640,000 over the prior year first quarter, primarily associated with additional personnel, professional fees, stock based compensation expense, rent, and other general expenses, as well as approximately $350,000 of one-time expenses associated with the acquisition of HCCS.

Depreciation and Amortization. Depreciation and amortization increased approximately $524,000, or 27.9%, to $2.4 million for the three months ended March 31, 2014 from $1.9 million for the three months ended March 31, 2013. The increase primarily resulted from amortization of capitalized software development and depreciation expense associated with leasehold improvements to our Nashville, Tennessee office space.

Other Income, Net. Other income, net was approximately $45,000 for the three months ended March 31, 2014 compared to $47,000 for the three months ended March 31, 2013.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $1.4 million for the three months ended March 31, 2014 compared to $1.3 million for the three months ended March 31, 2013. The Company’s effective tax rate was 41.7% for the first quarter of 2014 compared to 39.7% for the first quarter of 2013.

Net Income. Net income approximated $1.9 million for both the three months ended March 31, 2014 and 2013. Earnings per diluted share were $0.07 per share for both the three months ended March 31, 2014 and 2013.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased by 13.5% to approximately $6.1 million for the three months ended March 31, 2014 compared to $5.4 million for the three months ended March 31, 2013. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

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

The Company understands that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluation of companies, this measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for an analysis of the Company’s results as reported under US GAAP. For example, adjusted EBITDA does not reflect cash expenditures, or future requirements for capital expenditures or contractual commitments; it does not reflect non-cash components of employee compensation; it does not reflect changes in, or cash requirements for, our working capital needs; and due to the Company’s utilization of federal and state net operating loss carryforwards and other available deductions in 2013 and 2014, actual cash income tax payments have been significantly less than the tax provision recorded in accordance with US GAAP, and income tax payments will continue to be less than the income tax provision until our existing federal and state net operating loss carryforwards have been fully utilized or have expired.

Management compensates for the inherent limitations associated with using adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with US GAAP, and reconciliation of adjusted EBITDA to net income, the most directly comparable US GAAP measure.

The Company completed the acquisitions of Decision Critical, Inc. (DCI) during June 2012, Sy.Med Development, Inc. (Sy.Med) in October 2012, Baptist Leadership Group (BLG) in September 2013, and Health Care Compliance Strategies, Inc. (HCCS) in March 2014. In accordance with US GAAP reporting requirements for fair value, we recorded a deferred revenue write-down of $192,000 for DCI, $916,000 for Sy.Med, $254,000 for BLG, and a preliminary estimated write-down of approximately $2.5 million for HCCS. These write-downs result in lower revenues than would have otherwise been recognized for such services.

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

	Three Months Ended March 31,
	2014	2013
GAAP net income	$1,948	$1,941
Interest income	(59)	(59)
Interest expense	12	12
Income tax provision	1,395	1,279
Stock based compensation expense	384	310
Depreciation and amortization	2,401	1,876

Adjusted EBITDA	$6,081	$5,359

GAAP revenues	$38,350	$29,646
Adjustment for deferred revenue write-down	369	331

Non-GAAP revenues	$38,719	$29,977

GAAP operating income	$3,298	$3,173
Adjustment for deferred revenue write-down	369	331

Non-GAAP operating income	$3,667	$3,504

GAAP net income	$1,948	$1,941
Adjustment for deferred revenue write-down, net of tax	215	200

Non-GAAP net income	$2,163	$2,141

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $9.2 million and $3.9 million during the three months ended March 31, 2014 and 2013, respectively. This improvement primarily resulted from increased cash receipts from the sales of our products and services. The number of days sales outstanding (DSO) was 62 days for the first quarter of 2014 compared to 59 days for the first quarter of 2013. The Company calculates DSO by dividing the average accounts receivable balance for the quarter, excluding unbilled and other receivables, by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $10.0 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively. During 2014, the Company purchased $13.2 million of marketable securities, utilized $12.5 million (net of cash acquired) for acquisitions, spent $1.5 million for capitalized software development, purchased $1.1 million of property and equipment, and made $250,000 in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $18.5 million. During 2013, the Company purchased $29.6 million of marketable securities, spent $1.1 million for capitalized software development, purchased $744,000 of property and equipment, and utilized $181,000 for acquisitions. These uses of cash were partially offset by maturities of marketable securities of $29.5 million.

Cash provided by financing activities was approximately $297,000 and $742,000 for the three months ended March 31, 2014 and 2013, respectively. The primary source of cash from financing activities for 2014 and 2013 resulted from proceeds (net of payroll taxes paid) from the exercise of employee stock options and issuance of RSUs.

Our balance sheet reflects positive working capital of $80.5 million at March 31, 2014 compared to $90.9 million at December 31, 2013. The decrease in working capital was primarily due to the use of cash for the HCCS acquisition, but was partially offset by cash generated from operations. The Company’s primary source of liquidity is $102.0 million of cash and cash equivalents and marketable securities. The Company also has a $20.0 million revolving credit facility loan agreement, all of which was available at March 31, 2014.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Over the past nine years, we have utilized our federal and state net operating loss carryforwards to offset taxable income, therefore reducing our tax liabilities. We anticipate our remaining net operating loss carryforwards will become fully utilized within the next 12 to 24 months. Our actual tax payments are expected to increase significantly once the net operating loss carryforwards are fully utilized. As part of our growth strategy, we have recently completed several acquisitions and we continue to review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. As of March 31, 2014, we were in compliance with all covenants. The credit and capital markets have been experiencing extreme volatility and disruption. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of March 31, 2014, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $102.0 million at March 31, 2014. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $51,000.

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its chief executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

HEALTHSTREAM, INC.

May 1, 2014	By:	/s/ GERARD M. HAYDEN, JR.
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