Form 10-Q
period 2014-06-30
HEALTHSTREAM INC
filed 2014-07-31
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of July 28, 2014, there were 27,570,462 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,862	$59,537
Marketable securities	50,901	48,659
Accounts receivable, net of allowance for doubtful accounts of $262 and $211 at June 30, 2014 and December 31, 2013, respectively	29,785	25,314
Accounts receivable - unbilled	2,097	1,392
Prepaid royalties, net of amortization	12,698	8,857
Other prepaid expenses and other current assets	4,038	3,365

Total current assets	160,381	147,124
Property and equipment:
Equipment	23,393	21,631
Leasehold improvements	5,810	5,521
Furniture and fixtures	4,223	3,854

	33,426	31,006
Less accumulated depreciation and amortization	(23,958)	(21,968)

	9,468	9,038
Capitalized software development, net of accumulated amortization of $15,838 and $13,910 at June 30, 2014 and December 31, 2013, respectively	12,014	11,077
Goodwill	43,233	35,746
Intangible assets, net of accumulated amortization of $12,517 and $11,389 at June 30, 2014 and December 31, 2013, respectively	15,342	8,870
Other assets	961	739

Total assets	$241,399	$212,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,319	$2,311
Accrued royalties	11,157	8,435
Accrued liabilities	9,338	5,503
Accrued compensation and related expenses	1,456	1,614
Deferred tax liabilities, current	181	181
Deferred revenue	51,595	38,168

Total current liabilities	75,046	56,212
Deferred tax liabilities, noncurrent	6,173	6,173
Deferred revenue, noncurrent	2,408	—
Other long term liabilities	615	776
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 27,570 and 27,327 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	170,279	166,888
Accumulated deficit	(13,113)	(17,424)
Accumulated other comprehensive loss	(9)	(31)

Total shareholders’ equity	157,157	149,433

Total liabilities and shareholders’ equity	$241,399	$212,594

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues, net	$42,476	$31,919	$80,825	$61,565
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	18,738	12,871	35,663	25,391
Product development	4,294	2,778	7,840	5,384
Sales and marketing	7,251	5,450	14,199	10,650
Other general and administrative expenses	5,361	4,817	10,592	9,089
Depreciation and amortization	2,722	1,897	5,123	3,773

Total operating costs and expenses	38,366	27,813	73,417	54,287
Income from operations	4,110	4,106	7,408	7,278
Other income (expense), net	23	28	68	75

Income before income tax provision	4,133	4,134	7,476	7,353
Income tax provision	1,769	1,712	3,165	2,991

Net income	$2,364	$2,422	$4,311	$4,362

Earnings per share:
Basic	$0.09	$0.09	$0.16	$0.16

Diluted	$0.08	$0.09	$0.15	$0.16

Weighted average shares of common stock outstanding:
Basic	27,567	26,722	27,510	26,531

Diluted	28,043	27,649	27,975	27,529

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$2,364	$2,422	$4,311	$4,362
Other comprehensive income, net of taxes:
Unrealized gain (loss) on marketable securities	14	(43)	22	(53)

Total other comprehensive income (loss)	14	(43)	22	(53)

Comprehensive income	$2,378	$2,379	$4,333	$4,309

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2014

(In thousands)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Loss	Equity
Balance at December 31, 2013	27,327	$166,888	$(17,424)	$(31)	$149,433
Net income	—	—	4,311	—	4,311
Comprehensive income	—	—	—	22	22
Issuance of common stock in acquisition	82	2,247	—	—	2,247
Stock based compensation	—	834	—	—	834
Common stock issued under stock plans, net of shares withheld for employee taxes	161	310	—	—	310

Balance at June 30, 2014	27,570	$170,279	$(13,113)	$(9)	$157,157

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$4,311	$4,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,123	3,773
Stock based compensation expense	834	710
Deferred income taxes	3,165	2,991
Provision for doubtful accounts	70	95
Loss on non-marketable equity investments	24	20
Other	728	714
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(3,558)	(6,144)
Prepaid royalties	(3,841)	1,501
Other prepaid expenses and other current assets	(705)	(820)
Other assets	53	53
Accounts payable	(992)	548
Accrued royalties	2,721	(1,421)
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	(520)	(410)
Deferred revenue	14,689	5,387

Net cash provided by operating activities	22,102	11,359

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(12,501)	(181)
Proceeds from maturities of investments in marketable securities	29,098	55,947
Purchases of investments in marketable securities	(32,046)	(51,539)
Investments in non-marketable equity investments	(265)	(250)
Payments associated with capitalized software development	(2,689)	(2,013)
Purchases of property and equipment	(2,423)	(1,243)

Net cash (used in) provided by investing activities	(20,826)	721

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	462	1,682
Taxes paid related to net settlement of equity awards	(152)	(158)
Payment of earn-outs related to acquisitions	(261)	(318)

Net cash provided by financing activities	49	1,206

Net increase in cash and cash equivalents	1,325	13,286
Cash and cash equivalents at beginning of period	59,537	41,365

Cash and cash equivalents at end of period	$60,862	$54,651

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with acquisition	$2,247	$—

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently reviewing this standard to assess the impact on its future consolidated financial statements.

3. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During the six months ended June 30, 2014 and 2013, the Company recorded a provision for income taxes of approximately $3.2 million and $3.0 million respectively. The Company’s effective tax rate for the six months ended June 30, 2014 and 2013 was 42.3% and 40.7%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences.

4. STOCK BASED COMPENSATION

The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options and restricted share units (RSUs). During the six months ended June 30, 2014, the Company issued 70,080 RSUs with a weighted average grant date fair value of $28.71 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the six months ended June 30, 2013, the Company issued 77,750 RSUs with a weighted average grant date fair value of $21.70 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recorded for the three and six months ended June 30, 2014 and 2013, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues (excluding depreciation and amortization)	$23	$22	$40	$39
Product development	53	46	97	79
Sales and marketing	56	43	103	79
Other general and administrative	318	289	594	513

Total stock based compensation expense	$450	$400	$834	$710

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect, was approximately 70,000 and 135,000 for the three months ended June 30, 2014 and 2013, respectively, and approximately 119,000 and 135,000 for the six months ended June 30, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$2,364	$2,422	$4,311	$4,362

Denominator:
Weighted-average shares outstanding	27,567	26,722	27,510	26,531
Effect of dilutive shares	476	927	465	998

Weighted-average diluted shares	28,043	27,649	27,975	27,529

Basic earnings per share	$0.09	$0.09	$0.16	$0.16

Diluted earnings per share	$0.08	$0.09	$0.15	$0.16

6. MARKETABLE SECURITIES

At June 30, 2014 and December 31, 2013, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	June 30, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$6,265	$—	$—	$6,265
Corporate debt securities	44,645	7	(16)	44,636

Subtotal	50,910	7	(16)	50,901

Total	$50,910	$7	$(16)	$50,901

	December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$2,260	$—	$—	$2,260
Corporate debt securities	46,430	—	(31)	46,399

Subtotal	48,690	—	(31)	48,659

Total	$48,690	$—	$(31)	$48,659

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of June 30, 2014, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the six months ended June 30, 2014 and 2013, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as a current asset on the balance sheet because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATION

On March 3, 2014, the Company acquired all of the stock of Health Care Compliance Strategies, Inc. (HCCS), a Jericho, New York based company that specializes in healthcare compliance solutions and services. The Company acquired HCCS to further advance its suite of workforce development solutions, including its offering of compliance solutions. The consideration paid for HCCS consisted of approximately $13.0 million in cash and 81,614 shares of our common stock. The Company may make additional payments of up to $750,000, contingent upon the achievement of certain performance milestones within one year post-closing. The Company incurred approximately $500,000 in transaction costs associated with the acquisition, of which $350,000 were incurred during the six months ended June 30, 2014 and $150,000 were incurred during the year ended December 31, 2013. The transaction costs were recorded in other general and administrative expenses in the condensed consolidated statement of income. In allocating the purchase price, the Company has preliminarily recorded approximately $7.5 million of goodwill, $7.6 million of identifiable intangible assets, $2.4 million of tangible assets, and $1.5 million of liabilities. The goodwill balance is primarily attributed to assembled workforce, additional market opportunities of HCCS’s compliance solutions, and expected synergies from integrating HCCS’s products into our platform. The goodwill balance is deductible for U.S. income tax purposes. The allocation of purchase price is preliminary and may be subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of intangible assets, goodwill, deferred revenue, contingent consideration, and final working capital adjustments. The results of operations for HCCS have been included in the Company’s condensed consolidated financial statements from the date of acquisition, and are also included in the HealthStream Workforce Development Solutions segment.

During the second quarter of 2014, the Company determined the presentation of contingent consideration payments, or earn-outs, in connection with business combinations should be classified as a financing activity within the statement of cash flows. The Company previously classified such payments as an operating activity within the statement of cash flows. The Company has adjusted the statement of cash flows for the six-month period ended June 30, 2013 and will adjust the statement of cash flows for the nine-month period ended September 30, 2013 and the year ended December 31, 2013 when those financial statements are presented comparatively for the corresponding periods in 2014. The Company considers the adjustments to all aforementioned periods to be immaterial corrections of errors.

The effect of the immaterial adjustments on the consolidated statement of cash flows for the respective periods listed below is as follows (in thousands):

	Previously Reported	Adjustments	Adjusted
Net cash provided by operating activities, three months ended March 31, 2013	$3,855	$45	$3,900
Net cash provided by financing activities, three months ended March 31, 2013	742	(45)	697
Net cash provided by operating activities, six months ended June 30, 2013	11,041	318	11,359
Net cash provided by financing activities, six months ended June 30, 2013	1,524	(318)	1,206
Net cash provided by operating activities, nine months ended September 30, 2013	22,854	357	23,211
Net cash provided by financing activities, nine months ended September 30, 2013	2,827	(357)	2,470
Net cash provided by operating activities, year ended December 31, 2013	26,283	771	27,054
Net cash provided by financing activities, year ended December 31, 2013	6,876	(771)	6,105
Net cash provided by operating activities, three months ended March 31, 2014	9,189	5	9,194
Net cash provided by financing activities, three months ended March 31, 2014	297	(5)	292

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. BUSINESS SEGMENTS

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the three and six months ended June 30, 2014 and 2013 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Workforce Development	$34,386	$25,126	$65,343	$48,267
Research/Patient Experience	8,090	6,793	15,482	13,298

Total net revenue	$42,476	$31,919	$80,825	$61,565

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from operations
Workforce Development	$8,864	$7,514	$16,744	$14,330
Research/Patient Experience	147	909	325	1,209
Unallocated	(4,901)	(4,317)	(9,661)	(8,261)

Total income from operations	$4,110	$4,106	$7,408	$7,278

	June 30, 2014	December 31, 2013
Segment assets *
Workforce Development	$86,257	$60,013
Research/Patient Experience	33,318	34,727
Unallocated	121,824	117,854

Total assets	$241,399	$212,594

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

9. COLLABORATIVE ARRANGEMENT

The Company participates in a collaborative arrangement, SimVenturesTM, with Laerdal Medical A/S (Laerdal Medical). The Company receives 50 percent of the profits or losses generated from this collaborative arrangement. For the six months ended June 30, 2014, the Company has recorded approximately $0.8 million of revenues and $0.9 million of expenses related to the collaborative arrangement. For the six months ended June 30, 2013, the Company recorded approximately $1.2 million of revenues and $1.0 million of expenses related to the collaborative arrangement. The Company has also recorded approximately $0.4 million of capitalized software development for SimVentures during 2014.

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

Key financial indicators for the second quarter of 2014 include:

•	Revenues of $42.5 million in the second quarter of 2014, up 33% from $31.9 million in the second quarter of 2013

•	Operating income of $4.1 million in both the second quarter of 2014 and the second quarter of 2013

•	Net income of $2.4 million in both the second quarter of 2014 and the second quarter of 2013, and earnings per share (EPS) of $0.08 per share (diluted) in the second quarter of 2014 and EPS of $0.09 per share (diluted) in the second quarter of 2013

•	Adjusted EBITDA(1) of $7.3 million in the second quarter of 2014, up 14% from $6.4 million in the second quarter of 2013

•	Annualized revenue per implemented subscriber(2) of $35.39 in the second quarter of 2014, up 20% from $29.40 in the second quarter of 2013

(1)	Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income is included in this report.
(2)	Annualized revenue per implemented subscriber represents the quarter’s revenue for internet-based subscription products, annualized, then divided by the quarter’s average total implemented subscribers.

Business Combination

On March 3, 2014, the Company acquired all of the stock of Health Care Compliance Strategies, Inc. (HCCS), a Jericho, New York based company that specializes in healthcare compliance solutions and services. The Company acquired HCCS to further advance its suite of workforce development solutions, including its offering of compliance solutions. The consideration paid for HCCS consisted of approximately $13.0 million in cash and 81,614 shares of our common stock. The Company may make additional payments of up to $750,000, contingent upon the achievement of certain performance milestones within one year post-closing. The Company incurred approximately $500,000 in transaction costs associated with the acquisition, of which $350,000 were incurred during the six months ended June 30, 2014 and $150,000 were incurred during the year ended December 31, 2013. The transaction costs were recorded in other general and administrative expenses in the condensed consolidated statement of income. In allocating the purchase price, the Company has preliminarily recorded approximately $7.5 million of goodwill, $7.6 million of identifiable intangible assets, $2.4 million of tangible assets, and $1.5 million of liabilities. The goodwill balance is primarily attributed to assembled workforce, additional market opportunities of HCCS’s compliance solutions, and expected synergies from integrating HCCS’s products into our platform. The goodwill balance is deductible for U.S. income tax purposes. The allocation of purchase price is preliminary and may be subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of intangible assets, goodwill, deferred revenue, contingent consideration, and final working capital adjustments. The results of operations for HCCS have been included in the Company’s condensed consolidated financial statements from the date of acquisition, and are also included in the HealthStream Workforce Development Solutions segment.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues, net. Revenues increased approximately $10.6 million, or 33.1%, to $42.5 million for the three months ended June 30, 2014 from $31.9 million for the three months ended June 30, 2013. Revenues for the 2014 period consisted of $34.4 million, or 81% of total revenue, for HealthStream Workforce Development Solutions and $8.1 million, or 19% of total revenue, for HealthStream Research/Patient Experience Solutions. In the 2013 period, revenues consisted of $25.1 million, or 79% of total revenue, for HealthStream Workforce Development Solutions and $6.8 million, or 21% of total revenue, for HealthStream Research/Patient Experience Solutions.

Revenues for HealthStream Workforce Development Solutions increased approximately $9.3 million, or 36.9%, over the second quarter of 2013. Revenues from our subscription-based workforce development products increased approximately $9.6 million, or 42.3%, over the prior year second quarter due to a higher number of subscribers and more courseware consumption by subscribers. Annualized revenue per implemented subscriber increased by 20.3% to $35.39 per subscriber for the second quarter of 2014 compared to $29.40 per subscriber for the second quarter of 2013. Our implemented subscriber base increased by 18.4% over the prior year second quarter to 3.69 million implemented subscribers at June 30, 2014 compared to 3.12 million implemented subscribers at June 30, 2013. Additionally, we had a 22.0% increase in total subscribers over the prior year second quarter, with 3.98 million total subscribers at June 30, 2014 compared to 3.26 million total subscribers at June 30, 2013. Total subscribers include those already implemented and those in the process of implementation. Revenues in the second quarter of 2014 were positively influenced by courseware subscriptions associated with, among other products, ICD-10 training. Revenues from ICD-10 training were approximately $7.2 million for the second quarter of 2014, compared to $2.9 million for the second quarter of 2013. Revenues from the HCCS acquisition, consummated on March 3, 2014, were $1.1 million during the second quarter of 2014.

Revenues for HealthStream Research/Patient Experience Solutions increased approximately $1.3 million, or 19.1%, over the second quarter of 2013. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $627,000, or 11.8%, over the prior year second quarter. Revenues from other surveys, which are conducted on annual or bi-annual cycles, were comparable to the prior year second quarter. Revenues from the Baptist Leadership Group (BLG) acquisition, consummated on September 9, 2013, were $681,000 during the second quarter of 2014.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $5.9 million, or 45.6%, to $18.7 million for the three months ended June 30, 2014 from $12.9 million for the three months ended June 30, 2013. Cost of revenues as a percentage of revenues was 44.1% of revenues for the three months ended June 30, 2014 compared to 40.3% of revenues for the three months ended June 30, 2013. Cost of revenues for HealthStream Workforce Development Solutions increased approximately $4.4 million to $13.7 million and approximated 39.7% and 36.9% of revenues for HealthStream Workforce Development Solutions for the three months ended June 30, 2014 and 2013, respectively. The increase in both amount and as a percentage of revenue is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and increased personnel costs. Cost of revenues for HealthStream Research/Patient Experience Solutions increased approximately $1.5 million to $5.1 million and approximated 62.7% and 52.9% of revenues for HealthStream Research/Patient Experience Solutions for the three months ended June 30, 2014 and 2013, respectively. The increase in both amount and as a percentage of revenue is primarily the result of increased personnel costs from the BLG acquisition as well as additional costs associated with the growth in patient survey volume over the prior year second quarter.

Product Development. Product development expenses increased approximately $1.5 million, or 54.6%, to $4.3 million for the three months ended June 30, 2014 from $2.8 million for the three months ended June 30, 2013. Product development expenses as a percentage of revenues were 10.1% and 8.7% of revenues for the three months ended June 30, 2014 and 2013, respectively.

Product development expenses for HealthStream Workforce Development Solutions increased approximately $1.5 million and approximated 11.5% and 9.7% of revenues for HealthStream Workforce Development Solutions for the three months ended June 30, 2014 and 2013, respectively. The increase in both amount and as a percentage of revenue is due to additional personnel expenses associated with new product development initiatives for our subscription-based products. Product development expenses for HealthStream Research/Patient Experience Solutions decreased approximately $8,000 and approximated 4.3% and 5.2% of revenues for HealthStream Research/Patient Experience Solutions for the three months ended June 30, 2014 and 2013, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $1.8 million, or 33.0%, to $7.3 million for the three months ended June 30, 2014 from $5.5 million for the three months ended June 30, 2013. Sales and marketing expenses were 17.1% of revenues for both the three months ended June 30, 2014 and 2013.

Sales and marketing expenses for HealthStream Workforce Development Solutions increased approximately $1.4 million and approximated 15.8% of revenues for HealthStream Workforce Development Solutions for both the three months ended June 30, 2014 and 2013. The increase is primarily due to additional personnel and related expenses, increased commissions associated with higher sales performance over the prior year second quarter, and increased marketing spending. Sales and marketing expenses for HealthStream Research/Patient Experience Solutions increased approximately $297,000, and approximated 20.9% and 20.5% of revenues for HealthStream Research/Patient Experience Solutions for the three months ended June 30, 2014 and 2013, respectively. The increase was a result of additional personnel associated with the BLG acquisition and increased commissions associated with higher sales performance over the prior year second quarter.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $543,000, or 11.3%, to $5.4 million for the three months ended June 30, 2014 from $4.8 million for the three months ended June 30, 2013. Other general and administrative expenses as a percentage of revenues were 12.6% and 15.1% of revenues for the three months ended June 30, 2014 and 2013, respectively.

Other general and administrative expenses for HealthStream Workforce Development Solutions increased approximately $89,000 over the prior year second quarter primarily due to the HCCS acquisition, while other general and administrative expenses for HealthStream Research/Patient Experience Solutions increased approximately $186,000 compared to the prior year second quarter primarily due to the BLG acquisition. The unallocated corporate portion of other general and administrative expenses increased approximately $269,000 over the prior year second quarter, primarily associated with additional personnel, professional fees, recruiting fees, rent, and other general expenses.

Depreciation and Amortization. Depreciation and amortization increased approximately $825,000, or 43.5%, to $2.7 million for the three months ended June 30, 2014 from $1.9 million for the three months ended June 30, 2013. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets, and depreciation expense associated with capital expenditures, including leasehold improvements to our Nashville, Tennessee office space.

Other Income, Net. Other income, net was approximately $23,000 for the three months ended June 30, 2014 compared to $28,000 for the three months ended June 30, 2013.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $1.8 million for the three months ended June 30, 2014 compared to $1.7 million for the three months ended June 30, 2013. The Company’s effective tax rate was 42.8% for the three months ended June 30, 2014 compared to 41.4% for the three months ended June 30, 2013. The increase in the effective tax rate resulted from fewer tax benefits associated with stock option exercises compared to the prior year second quarter.

Net Income. Net income approximated $2.4 million for both the three months ended June 30, 2014 and 2013. Earnings per diluted share was $0.08 per share for the three months ended June 30, 2014 compared to $0.09 per diluted share for the three months ended June 30, 2013.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased by 13.8% to approximately $7.3 million for the three months ended June 30, 2014 compared to $6.4 million for the three months ended June 30, 2013. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues, net. Revenues increased approximately $19.2 million, or 31.3%, to $80.8 million for the six months ended June 30, 2014 from $61.6 million for the six months ended June 30, 2013. Revenues for the 2014 period consisted of $65.3 million, or 81% of total revenue, for HealthStream Workforce Development Solutions and $15.5 million, or 19% of total revenue, for HealthStream Research/Patient Experience Solutions. In the 2013 period, revenues consisted of $48.3 million, or 78% of total revenue, for HealthStream Workforce Development Solutions and $13.3 million, or 22% of total revenue, for HealthStream Research/Patient Experience Solutions.

Revenues for HealthStream Workforce Development Solutions increased approximately $17.1 million, or 35.4%, over the first six months of 2013. Revenues from our subscription-based workforce development products increased approximately $17.3 million, or 39.6%, over the prior year period due to a higher number of subscribers and more courseware consumption by subscribers. Revenues in the 2014 period were positively influenced by courseware subscriptions associated with, among other products, ICD-10 training. Revenues from ICD-10 training were approximately $13.8 million during the first six months of 2014, compared to $4.9 million during the first six months of 2013. Revenues from the HCCS acquisition were $1.2 million during the first six months of 2014.

Revenues for HealthStream Research/Patient Experience Solutions increased approximately $2.2 million, or 16.4%, over the first six months of 2013. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $991,000, or 9.2%, over the prior year period. Revenues from other surveys, which are conducted on annual or bi-annual cycles, decreased $172,000 compared to the prior year period. Revenues from the BLG acquisition were $1.4 million during the first six months of 2014.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $10.3 million, or 40.5%, to $35.7 million for the six months ended June 30, 2014 from $25.4 million for the six months ended June 30, 2013. Cost of revenues as a percentage of revenues was 44.1% of revenues for the six months ended June 30, 2014 compared to 41.2% of revenues for the six months ended June 30, 2013. Cost of revenues for HealthStream Workforce Development Solutions increased approximately $8.1 million to $25.9 million and approximated 39.6% and 36.9% of revenues for HealthStream Workforce Development Solutions for the six months ended June 30, 2014 and 2013, respectively. The increase in both amount and as a percentage of revenue is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and increased personnel costs. Cost of revenues for HealthStream Research/Patient Experience Solutions increased approximately $2.2 million to $9.8 million and approximated 63.3% and 57.0% of revenues for HealthStream Research/Patient Experience Solutions for the six months ended June 30, 2014 and 2013, respectively. The increase in both amount and as a percentage of revenue is primarily the result of increased personnel costs from the BLG acquisition as well as additional costs associated with the growth in patient survey volume over the prior year period.

Product Development. Product development expenses increased approximately $2.4 million, or 45.6%, to $7.8 million for the six months ended June 30, 2014 from $5.4 million for the six months ended June 30, 2013. Product development expenses as a percentage of revenues were 9.7% and 8.7% of revenues for the six months ended June 30, 2014 and 2013, respectively.

Product development expenses for HealthStream Workforce Development Solutions increased approximately $2.4 million and approximated 10.9% and 9.7% of revenues for HealthStream Workforce Development Solutions for the six months ended June 30, 2014 and 2013, respectively. The increase in both amount and as a percentage of revenue is due to additional personnel expenses associated with new product development initiatives for our subscription-based products. Product development expenses for HealthStream Research/Patient Experience Solutions increased approximately $47,000 and approximated 4.8% and 5.2% of revenues for HealthStream Research/Patient Experience Solutions for the six months ended June 30, 2014 and 2013, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $3.5 million, or 33.3%, to $14.2 million for the six months ended June 30, 2014 from $10.6 million for the six months ended June 30, 2013. Sales and marketing expenses were 17.6% and 17.3% of revenues for the six months ended June 30, 2014 and 2013, respectively.

Sales and marketing expenses for HealthStream Workforce Development Solutions increased approximately $3.1 million and approximated 16.8% and 16.2% of revenues for HealthStream Workforce Development Solutions for the six months ended June 30, 2014 and 2013, respectively. The increase in both amount and as a percentage of revenue is primarily due to additional personnel and related expenses, increased commissions associated with higher sales performance over the prior year, and increased marketing spending. Sales and marketing expenses for HealthStream Research/Patient Experience Solutions increased approximately $362,000, and approximated 19.5% and 20.0% of revenues for HealthStream Research/Patient Experience Solutions for the six months ended June 30, 2014 and 2013, respectively. The increase in amount was a result of additional personnel associated with the BLG acquisition and increased commissions.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.5 million, or 16.5%, to $10.6 million for the six months ended June 30, 2014 from $9.1 million for the six months ended June 30, 2013. Other general and administrative expenses as a percentage of revenues were 13.1% and 14.8% of revenues for the six months ended June 30, 2014 and 2013, respectively.

Other general and administrative expenses for HealthStream Workforce Development Solutions increased approximately $295,000 over the prior year period primarily due to additional personnel and other support costs, while other general and administrative expenses for HealthStream Research/Patient Experience Solutions increased approximately $300,000 compared to the prior year period primarily due to the BLG acquisition. The unallocated corporate portion of other general and administrative expenses increased approximately $908,000 over the prior year period, primarily associated with additional personnel, professional fees, rent, recruiting fees, and other general expenses, as well as approximately $350,000 of one-time expenses associated with the acquisition of HCCS.

Depreciation and Amortization. Depreciation and amortization increased approximately $1.3 million, or 35.8%, to $5.1 million for the six months ended June 30, 2014 from $3.8 million for the six months ended June 30, 2013. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets, and depreciation expense associated with capital expenditures, including leasehold improvements to our Nashville, Tennessee office space.

Other Income, Net. Other income, net was approximately $68,000 for the six months ended June 30, 2014 compared to $75,000 for the six months ended June 30, 2013.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $3.2 million for the six months ended June 30, 2014 compared to $3.0 million for the six months ended June 30, 2013. The Company’s effective tax rate was 42.3% for the first six months of 2014 compared to 40.7% for the first six months of 2013. The increase in the effective tax rate resulted from fewer tax benefits associated with stock option exercises compared to the prior year.

Net Income. Net income approximated $4.3 million for the six months ended June 30, 2014 and $4.4 million for the six months ended June 30, 2013. Earnings per diluted share was $0.15 per diluted share for the six months ended June 30, 2014 and $0.16 per diluted share for the six months ended June 30, 2013.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased by 13.6% to approximately $13.3 million for the six months ended June 30, 2014 compared to $11.7 million for the six months ended June 30, 2013. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

Reconciliation of Non-GAAP Financial Measures

This report contains certain non-GAAP financial measures, including, non-GAAP net income, non-GAAP operating income, non-GAAP revenue and adjusted EBITDA, which are used by management in analyzing our financial results and ongoing operational performance. These non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance which are prepared in accordance with US GAAP and may be different from non-GAAP financial measures used by other companies.

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

The Company understands that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluation of companies, this measure has limitations as an analytical tool and you should not consider it in isolation or as a substitute for an analysis of the Company’s results as reported under US GAAP. For example, adjusted EBITDA does not reflect cash expenditures, or future requirements for capital expenditures or contractual commitments; it does not reflect non-cash components of employee compensation; it does not reflect changes in, or cash requirements for, our working capital needs; and due to the Company’s utilization of federal and state net operating loss carryforwards and other available deductions in 2013 and 2014, actual cash income tax payments have been significantly less than the tax provision recorded in accordance with US GAAP, and income tax payments will continue to be less than the income tax provision until our existing federal and state net operating loss carryforwards have been fully utilized or have expired.

Management compensates for the inherent limitations associated with using adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with US GAAP, and reconciliation of adjusted EBITDA to net income, the most directly comparable US GAAP measure.

The Company completed the acquisitions of Decision Critical, Inc. (DCI) during June 2012, Sy.Med Development, Inc. (Sy.Med) in October 2012, BLG in September 2013, and HCCS in March 2014. In accordance with US GAAP reporting requirements for fair value, we recorded a deferred revenue write-down of $192,000 for DCI, $916,000 for Sy.Med, $254,000 for BLG, and a preliminary estimated write-down of approximately $2.0 million for HCCS. These write-downs result in lower revenues than would have otherwise been recognized for such services.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GAAP net income	$2,364	$2,422	$4,311	$4,362
Interest income	(59)	(61)	(117)	(120)
Interest expense	13	13	25	25
Income tax provision	1,769	1,712	3,165	2,991
Stock based compensation expense	450	400	834	710
Depreciation and amortization	2,722	1,897	5,123	3,773

Adjusted EBITDA	$7,259	$6,383	$13,341	$11,741

GAAP revenues	$42,476	$31,919	$80,825	$61,565
Adjustment for deferred revenue write-down	703	168	1,072	500

Non-GAAP revenues	$43,179	$32,087	$81,897	$62,065

GAAP operating income	$4,110	$4,106	$7,408	$7,278
Adjustment for deferred revenue write-down	703	168	1,072	500

Non-GAAP operating income	$4,813	$4,274	$8,480	$7,778

GAAP net income	$2,364	$2,422	$4,311	$4,362
Adjustment for deferred revenue write-down, net of tax	402	98	619	297

Non-GAAP net income	$2,766	$2,520	$4,930	$4,659

Liquidity and Capital Resources

Net cash provided by operating activities increased approximately 94.5% and approximated $22.1 million and $11.4 million during the six months ended June 30, 2014 and 2013, respectively. This improvement primarily resulted from increased cash receipts from the sales of our products and services. The number of days sales outstanding (DSO) was 66 days for the second quarter of 2014 compared to 63 days for the second quarter of 2013. The Company calculates DSO by dividing the average accounts receivable balance for the quarter, excluding unbilled and other receivables, by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $20.8 million for the six months ended June 30, 2014, while $721,000 was provided by investing activities for the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company purchased $32.0 million of marketable securities, utilized $12.5 million (net of cash acquired) for acquisitions, spent $2.7 million for capitalized software development, purchased $2.4 million of property and equipment, and made $265,000 in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $29.1 million. During the six months ended June 30, 2013, the Company purchased $51.5 million of marketable securities, spent $2.0 million for capitalized software development, purchased $1.2 million of property and equipment, made $250,000 in non-marketable equity investments, and utilized $181,000 for acquisitions. These uses of cash were partially offset by maturities of marketable securities of $55.9 million.

Cash provided by financing activities was approximately $49,000 and $1.2 million for the six months ended June 30, 2014 and 2013, respectively. The primary source of cash from financing activities for 2014 and 2013 resulted from proceeds (net of payroll taxes paid) from the exercise of employee stock options and issuance of shares associated with the vesting of RSUs. The primary use of cash for the six months ended June 30, 2014 and 2013 resulted from earn-out payments associated with the acquisitions of DCI and Sy.Med.

Our balance sheet reflects positive working capital of $85.3 million at June 30, 2014 compared to $90.9 million at December 31, 2013. The decrease in working capital was primarily due to the use of cash for the HCCS acquisition, but was partially offset by cash generated from operations. The Company’s primary source of liquidity is $111.8 million of cash and cash equivalents and marketable securities. As of June 30, 2014, the Company maintained full availability under a $20.0 million revolving credit facility. The revolving credit facility expires on August 21, 2014, and the Company intends to renew the facility on terms equal to or better than the previous agreement.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Over the past nine years, we have utilized our federal and state net operating loss carryforwards to offset taxable income, therefore reducing our tax liabilities. We anticipate our remaining net operating loss carryforwards will become fully utilized within the next 12 to 24 months. Our actual tax payments are expected to increase significantly once the net operating loss carryforwards are fully utilized. As part of our growth strategy, we have recently completed several acquisitions and we continue to review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. As of June 30, 2014, we were in compliance with all covenants. The credit and capital markets have been experiencing extreme volatility and disruption. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of June 30, 2014, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $111.8 million at June 30, 2014. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $55,000.

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

HEALTHSTREAM, INC.

July 31, 2014	By:	/s/ GERARD M. HAYDEN, JR.
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