Form 10-Q
period 2014-09-30
HEALTHSTREAM INC
filed 2014-10-30
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of October 27, 2014, there were 27,634,449 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,927	$59,537
Marketable securities	51,495	48,659
Accounts receivable, net of allowance for doubtful accounts of $269 and $211 at September 30, 2014 and December 31, 2013, respectively	28,177	25,314
Accounts receivable - unbilled	1,938	1,392
Prepaid royalties, net of amortization	12,832	8,857
Other prepaid expenses and other current assets	3,566	3,365

Total current assets	162,935	147,124
Property and equipment:
Equipment	23,850	21,631
Leasehold improvements	5,856	5,521
Furniture and fixtures	4,341	3,854

	34,047	31,006
Less accumulated depreciation and amortization	(25,040)	(21,968)

	9,007	9,038

Capitalized software development, net of accumulated amortization of $16,884 and $13,910 at September 30, 2014 and December 31, 2013, respectively	12,303	11,077
Goodwill	42,654	35,746
Intangible assets, net of accumulated amortization of $13,179 and $11,389 at September 30, 2014 and December 31, 2013, respectively	15,450	8,870
Other assets	984	739

Total assets	$243,333	$212,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$799	$2,311
Accrued royalties	6,622	8,435
Accrued liabilities	11,762	5,503
Accrued compensation and related expenses	1,727	1,614
Deferred tax liabilities, current	224	181
Deferred revenue	53,303	38,168

Total current liabilities	74,437	56,212

Deferred tax liabilities, noncurrent	5,437	6,173
Deferred revenue, noncurrent	1,507	—
Other long term liabilities	710	776
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 27,634 and 27,327 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	170,940	166,888
Accumulated deficit	(9,677)	(17,424)
Accumulated other comprehensive loss	(21)	(31)

Total shareholders’ equity	161,242	149,433

Total liabilities and shareholders’ equity	$243,333	$212,594

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues, net	$44,525	$33,659	$125,351	$95,224
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	19,115	14,092	54,778	39,483
Product development	4,211	3,210	12,052	8,594
Sales and marketing	7,585	5,888	21,783	16,538
Other general and administrative expenses	6,058	4,551	16,651	13,640
Depreciation and amortization	2,815	2,039	7,938	5,812

Total operating costs and expenses	39,784	29,780	113,202	84,067

Income from operations	4,741	3,879	12,149	11,157

Other income, net	49	46	117	121

Income before income tax provision	4,790	3,925	12,266	11,278
Income tax provision	1,354	1,629	4,519	4,620

Net income	$3,436	$2,296	$7,747	$6,658

Earnings per share:
Basic	$0.12	$0.08	$0.28	$0.25

Diluted	$0.12	$0.08	$0.28	$0.24

Weighted average shares of common stock outstanding:
Basic	27,605	27,085	27,542	26,716

Diluted	28,047	27,735	27,999	27,598

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$3,436	$2,296	$7,747	$6,658
Other comprehensive income, net of taxes:
Unrealized gain (loss) on marketable securities	(13)	6	10	(47)

Total other comprehensive income (loss)	(13)	6	10	(47)

Comprehensive income	$3,423	$2,302	$7,757	$6,611

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2014

(In thousands)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Loss	Equity
Balance at December 31, 2013	27,327	$166,888	$(17,424)	$(31)	$149,433
Net income	—	—	7,747	—	7,747
Comprehensive income	—	—	—	10	10
Issuance of common stock in acquisition	82	2,247	—	—	2,247
Stock based compensation	—	1,222	—	—	1,222
Tax benefits from equity awards	—	(129)	—	—	(129)
Common stock issued under stock plans, net of shares withheld for employee taxes	225	712	—	—	712

Balance at September 30, 2014	27,634	$170,940	$(9,677)	$(21)	$161,242

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$7,747	$6,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,938	5,812
Stock based compensation expense	1,222	1,088
Deferred income taxes	4,519	4,560
Excess tax benefits from equity awards	129	72
Provision for doubtful accounts	170	95
Loss on non-marketable equity investments	34	30
Other	1,082	1,163
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(1,891)	(7,312)
Prepaid royalties	(3,975)	(4,509)
Other prepaid expenses and other current assets	(260)	(908)
Other assets	79	26
Accounts payable	(1,511)	792
Accrued royalties	(1,814)	3,037
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	288	703
Deferred revenue	14,918	11,904

Net cash provided by operating activities	28,675	23,211

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(12,298)	(7,362)
Proceeds from maturities of investments in marketable securities	40,418	63,722
Proceeds from sales of investments in marketable securities	—	5,062
Purchases of investments in marketable securities	(44,324)	(67,634)
Investments in non-marketable equity investments	(325)	(300)
Payments associated with capitalized software development	(4,025)	(3,017)
Purchases of property and equipment	(3,044)	(2,414)

Net cash used in investing activities	(23,598)	(11,943)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	872	3,057
Taxes paid related to net settlement of equity awards	(160)	(158)
Excess tax benefits from equity awards	(129)	(72)
Payment of earn-outs related to acquisitions	(270)	(357)

Net cash provided by financing activities	313	2,470

Net increase in cash and cash equivalents	5,390	13,738
Cash and cash equivalents at beginning of period	59,537	41,365

Cash and cash equivalents at end of period	$64,927	$55,103

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with acquisition	$2,247	$534

See accompanying notes to the condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. The standard will be effective for the annual reporting period ending after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of the standard to have a material impact on the Company’s consolidated financial statements.

3. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During the nine months ended September 30, 2014 and 2013, the Company recorded a provision for income taxes of approximately $4.5 million and $4.6 million respectively. The Company’s effective tax rate for the nine months ended September 30, 2014 and 2013 was 36.8% and 41.0%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences. During the three months ended September 30, 2014, the Company recognized approximately $670,000 of tax benefits primarily from research and development tax credits, which resulted in a lower effective tax rate for both the three and nine months ended September 30, 2014.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. STOCK BASED COMPENSATION

The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options and restricted share units (RSUs). During the nine months ended September 30, 2014, the Company issued 70,080 RSUs with a weighted average grant date fair value of $28.71 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the nine months ended September 30, 2013, the Company issued 80,250 RSUs with a weighted average grant date fair value of $22.02 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recorded for the three and nine months ended September 30, 2014 and 2013, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues (excluding depreciation and amortization)	$23	$22	$62	$61
Product development	53	45	150	124
Sales and marketing	69	45	172	124
Other general and administrative	243	266	838	779

Total stock based compensation expense	$388	$378	$1,222	$1,088

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect, was approximately 41,000 and 6,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately 93,000 and 92,000 for the nine months ended September 30, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$3,436	$2,296	$7,747	$6,658

Denominator:
Weighted-average shares outstanding	27,605	27,085	27,542	26,716
Effect of dilutive shares	442	650	457	882

Weighted-average diluted shares	28,047	27,735	27,999	27,598

Basic earnings per share	$0.12	$0.08	$0.28	$0.25

Diluted earnings per share	$0.12	$0.08	$0.28	$0.24

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. MARKETABLE SECURITIES

At September 30, 2014 and December 31, 2013, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	September 30, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$6,271	$—	$—	$6,271
Corporate debt securities	45,245	2	(23)	45,224

Subtotal	51,516	2	(23)	51,495

Total	$51,516	$2	$(23)	$51,495

	December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$2,260	$—	$—	$2,260
Corporate debt securities	46,430	—	(31)	46,399

Subtotal	48,690	—	(31)	48,659

Total	$48,690	$—	$(31)	$48,659

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of September 30, 2014, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the nine months ended September 30, 2014 and 2013, the Company did not reclassify any material items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as a current asset on the balance sheet because the underlying securities mature within one year from the balance sheet date.

7. BUSINESS COMBINATION

On March 3, 2014, the Company acquired all of the stock of Health Care Compliance Strategies, Inc. (HCCS), a Jericho, New York based company that specializes in healthcare compliance solutions and services. The Company acquired HCCS to further advance its suite of workforce development solutions, including its offering of compliance solutions. The consideration paid for HCCS consisted of approximately $12.8 million in cash (taking into account a working capital adjustment) and 81,614 shares of our common stock. The Company may make additional payments of up to $750,000, contingent upon the achievement of certain performance milestones within one year post-closing. The Company incurred approximately $515,000 in transaction costs associated with the acquisition, of which $365,000 were incurred during the nine months ended September 30, 2014 and $150,000 were incurred during the year ended December 31, 2013. The transaction costs were recorded in other general and administrative expenses in the condensed consolidated statement of income. In allocating the purchase price, the Company has preliminarily recorded approximately $6.9 million of goodwill, $8.4 million of identifiable intangible assets, $2.4 million of tangible assets, and $2.1 million of liabilities. The goodwill balance is primarily attributed to assembled workforce, additional market opportunities of HCCS’s compliance solutions, and expected synergies from integrating HCCS’s products into our platform. The goodwill balance is deductible for U.S. income tax purposes. The allocation of purchase price is preliminary and may be subject to change within the measurement period of one year from the acquisition date. The primary area of the preliminary purchase price allocation that is not finalized includes goodwill associated with final working capital adjustments. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $3.2 million to an estimated fair value of $1.7 million. The $1.5 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services. The results of operations for HCCS have been included in the Company’s condensed consolidated financial statements from the date of acquisition, and are also included in the HealthStream Workforce Development Solutions segment.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATION (continued)

During the second quarter of 2014, the Company determined the presentation of contingent consideration payments, or earn-outs, in connection with business combinations should be classified as a financing activity within the statement of cash flows. The Company previously classified such payments as an operating activity within the statement of cash flows. The Company has adjusted the statement of cash flows for the nine-month period ended September 30, 2013 and will adjust the statement of cash flows for the year ended December 31, 2013 when those financial statements are presented comparatively for the corresponding periods in 2014. The Company considers the adjustments to all aforementioned periods to be immaterial corrections of errors.

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Workforce Development	$36,288	$26,574	$101,632	$74,841
Research/Patient Experience	8,237	7,085	23,719	20,383

Total net revenue	$44,525	$33,659	$125,351	$95,224

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from operations
Workforce Development	$9,811	$7,355	$26,555	$21,685
Research/Patient Experience	285	755	610	1,964
Unallocated	(5,355)	(4,231)	(15,016)	(12,492)

Total income from operations	$4,741	$3,879	$12,149	$11,157

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. BUSINESS SEGMENTS (continued)

	September 30, 2014	December 31, 2013
Segment assets *
Workforce Development	$82,795	$60,013
Research/Patient Experience	34,478	34,727
Unallocated	126,060	117,854

Total assets	$243,333	$212,594

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Key financial indicators for the third quarter of 2014 include:

•	Revenues of $44.5 million in the third quarter of 2014, up 32% from $33.7 million in the third quarter of 2013

•	Operating income of $4.7 million in the third quarter of 2014, up 22% from $3.9 million in the third quarter of 2013

•	Net income of $3.4 million in the third quarter of 2014, up 50% from $2.3 million in the third quarter of 2013, and earnings per share (EPS) of $0.12 per share (diluted) in the third quarter of 2014 compared to EPS of $0.08 per share (diluted) in the third quarter of 2013

•	Adjusted EBITDA(1) of $7.9 million in the third quarter of 2014, up 26% from $6.3 million in the third quarter of 2013

•	Annualized revenue per implemented subscriber(2) of $35.91 in the third quarter of 2014, up 16% from $30.95 in the third quarter of 2013

(1)	Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income is included in this report.

(2)	Annualized revenue per implemented subscriber represents the quarter’s revenue for internet-based subscription products, annualized, then divided by the quarter’s average total implemented subscribers.

Business Combination

On March 3, 2014, the Company acquired all of the stock of Health Care Compliance Strategies, Inc. (HCCS), a Jericho, New York based company that specializes in healthcare compliance solutions and services. The Company acquired HCCS to further advance its suite of workforce development solutions, including its offering of compliance solutions. The consideration paid for HCCS consisted of approximately $12.8 million in cash (taking into account a working capital adjustment) and 81,614 shares of our common stock. The Company may make additional payments of up to $750,000, contingent upon the achievement of certain performance milestones within one year post-closing. The Company incurred approximately $515,000 in transaction costs associated with the acquisition, of which $365,000 were incurred during the nine months ended September 30, 2014 and $150,000 were incurred during the year ended December 31, 2013. The transaction costs were recorded in other general and administrative expenses in the condensed consolidated statement of income. In allocating the purchase price, the Company has preliminarily recorded approximately $6.9 million of goodwill, $8.4 million of identifiable intangible assets, $2.4 million of tangible assets, and $2.1 million of liabilities. The goodwill balance is primarily attributed to assembled workforce, additional market opportunities of HCCS’s compliance solutions, and expected synergies from integrating HCCS’s products into our platform. The goodwill balance is deductible for U.S. income tax purposes. The allocation of purchase price is preliminary and may be subject to change within the measurement period of one year from the acquisition date. The primary area of the preliminary purchase price allocation that is not finalized includes goodwill associated with final working capital adjustments. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $3.2 million to an estimated fair value of $1.7 million. The $1.5 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services. The results of operations for HCCS have been included in the Company’s condensed consolidated financial statements from the date of acquisition, and are also included in the HealthStream Workforce Development Solutions segment.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues, net. Revenues increased approximately $10.9 million, or 32.3%, to $44.5 million for the three months ended September 30, 2014 from $33.6 million for the three months ended September 30, 2013. Revenues for the 2014 period consisted of $36.3 million, or 82% of total revenue, for HealthStream Workforce Development Solutions and $8.2 million, or 18% of total revenue, for HealthStream Research/Patient Experience Solutions. In the 2013 period, revenues consisted of $26.6 million, or 79% of total revenue, for HealthStream Workforce Development Solutions and $7.1 million, or 21% of total revenue, for HealthStream Research/Patient Experience Solutions.

Revenues for HealthStream Workforce Development Solutions increased approximately $9.7 million, or 36.6%, over the third quarter of 2013. Revenues from our subscription-based workforce development products increased approximately $9.3 million, or 38.2%, over the prior year third quarter due to a higher number of subscribers and more courseware consumption by subscribers. Annualized revenue per implemented subscriber increased by 16.0% to $35.91 per subscriber for the third quarter of 2014 compared to $30.95 per subscriber for the third quarter of 2013. Our implemented subscriber base increased by 19.7% over the prior year third quarter to 3.83 million implemented subscribers at September 30, 2014 compared to 3.20 million implemented subscribers at September 30, 2013. Additionally, we had a 21.1% increase in total subscribers over the prior year third quarter, with 4.13 million total subscribers at September 30, 2014 compared to 3.41 million total subscribers at September 30, 2013. Total subscribers include those already implemented and those in the process of implementation. Revenues in the third quarter of 2014 were positively influenced by courseware subscriptions associated with, among other products, ICD-10 training. Revenues from ICD-10 training were approximately $7.4 million for the third quarter of 2014, compared to $3.9 million for the third quarter of 2013. Revenues from the HCCS acquisition, consummated on March 3, 2014, were approximately $1.9 million during the third quarter of 2014.

Revenues for HealthStream Research/Patient Experience Solutions increased approximately $1.2 million, or 16.3%, over the third quarter of 2013. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $378,000, or 6.7%, over the prior year third quarter. Revenues from other surveys, which are conducted on annual or bi-annual cycles, increased by $156,000 compared to the prior year third quarter. Revenues from the Baptist Leadership Group (BLG) acquisition, consummated on September 9, 2013, were approximately $870,000 during the third quarter of 2014 compared to $252,000 during the third quarter of 2013.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $5.0 million, or 35.6%, to $19.1 million for the three months ended September 30, 2014 from $14.1 million for the three months ended September 30, 2013. Cost of revenues as a percentage of revenues was 42.9% of revenues for the three months ended September 30, 2014 compared to 41.9% of revenues for the three months ended September 30, 2013. Cost of revenues for HealthStream Workforce Development Solutions increased approximately $3.6 million to $13.8 million and approximated 38.1% and 38.5% of revenues for HealthStream Workforce Development Solutions for the three months ended September 30, 2014 and 2013, respectively. The increase in amount is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and increased personnel costs. Cost of revenues for HealthStream Research/Patient Experience Solutions increased approximately $1.4 million to $5.3 million and approximated 64.0% and 54.4% of revenues for HealthStream Research/Patient Experience Solutions for the three months ended September 30, 2014 and 2013, respectively. The increase in both amount and as a percentage of revenues is primarily the result of increased personnel costs from the BLG acquisition as well as additional costs associated with the growth in patient survey volume over the prior year third quarter.

Product Development. Product development expenses increased approximately $1.0 million, or 31.2%, to $4.2 million for the three months ended September 30, 2014 from $3.2 million for the three months ended September 30, 2013. Product development expenses as a percentage of revenues were 9.5% of revenues for both the three months ended September 30, 2014 and 2013.

Product development expenses for HealthStream Workforce Development Solutions increased approximately $1.1 million and approximated 10.7% and 10.5% of revenues for HealthStream Workforce Development Solutions for the three months ended September 30, 2014 and 2013, respectively. The increase in both amount and as a percentage of revenues is due to additional personnel expenses associated with new product development initiatives for our subscription-based products. Product development expenses for HealthStream Research/Patient Experience Solutions decreased approximately $103,000 and approximated 3.8% and 5.9% of revenues for HealthStream Research/Patient Experience Solutions for the three months ended September 30, 2014 and 2013, respectively. The decrease in both amount and as a percentage of revenues is due to lower personnel expenses.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $1.7 million, or 28.8%, to $7.6 million for the three months ended September 30, 2014 from $5.9 million for the three months ended September 30, 2013. Sales and marketing expenses were 17.0% and 17.5% of revenues for the three months ended September 30, 2014 and 2013, respectively.

Sales and marketing expenses for HealthStream Workforce Development Solutions increased approximately $1.5 million and approximated 16.3% and 16.5% of revenues for HealthStream Workforce Development Solutions for the three months ended September 30, 2014 and 2013, respectively. The increase in amount is primarily due to additional personnel and related expenses, increased commissions associated with higher sales performance over the prior year third quarter, and increased marketing spending. Sales and marketing expenses for HealthStream Research/Patient Experience Solutions increased approximately $106,000, and approximated 18.6% and 20.1% of revenues for HealthStream Research/Patient Experience Solutions for the three months ended September 30, 2014 and 2013, respectively. The increase in amount was primarily a result of additional personnel associated with the BLG acquisition.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.5 million, or 33.1%, to $6.1 million for the three months ended September 30, 2014 from $4.6 million for the three months ended September 30, 2013. Other general and administrative expenses as a percentage of revenues were 13.6% and 13.5% of revenues for the three months ended September 30, 2014 and 2013, respectively.

Other general and administrative expenses for HealthStream Workforce Development Solutions increased approximately $540,000 over the prior year third quarter primarily due to the HCCS acquisition, while other general and administrative expenses for HealthStream Research/Patient Experience Solutions increased approximately $144,000 compared to the prior year third quarter primarily due to the BLG acquisition. The unallocated corporate portion of other general and administrative expenses increased approximately $824,000 over the prior year third quarter, primarily associated with additional personnel, professional fees, business taxes, rent, and other general expenses.

Depreciation and Amortization. Depreciation and amortization increased approximately $776,000, or 38.1%, to $2.8 million for the three months ended September 30, 2014 from $2.0 million for the three months ended September 30, 2013. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets, and depreciation expense associated with capital expenditures, including leasehold improvements to our Nashville, Tennessee office space.

Other Income, Net. Other income, net was approximately $49,000 for the three months ended September 30, 2014 compared to $46,000 for the three months ended September 30, 2013.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $1.4 million for the three months ended September 30, 2014 compared to $1.6 million for the three months ended September 30, 2013. The Company’s effective tax rate was 28.3% for the three months ended September 30, 2014 compared to 41.5% for the three months ended September 30, 2013. The decrease in the effective tax rate resulted primarily from the recognition of approximately $670,000 in tax benefits associated with research and development tax credits during the three months ended September 30, 2014.

Net Income. Net income increased approximately $1.1 million, or 49.7%, to $3.4 million for the three months ended September 30, 2014 from $2.3 million for the three months ended September 30, 2013. Earnings per diluted share was $0.12 per share for the three months ended September 30, 2014 compared to $0.08 per diluted share for the three months ended September 30, 2013.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased by 26.2% to approximately $7.9 million for the three months ended September 30, 2014 compared to $6.3 million for the three months ended September 30, 2013. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues, net. Revenues increased approximately $30.1 million, or 31.6%, to $125.3 million for the nine months ended September 30, 2014 from $95.2 million for the nine months ended September 30, 2013. Revenues for the 2014 period consisted of $101.6 million, or 81% of total revenue, for HealthStream Workforce Development Solutions and $23.7 million, or 19% of total revenue, for HealthStream Research/Patient Experience Solutions. In the 2013 period, revenues consisted of $74.8 million, or 79% of total revenue, for HealthStream Workforce Development Solutions and $20.4 million, or 21% of total revenue, for HealthStream Research/Patient Experience Solutions.

Revenues for HealthStream Workforce Development Solutions increased approximately $26.8 million, or 35.8%, over the first nine months of 2013. Revenues from our subscription-based workforce development products increased approximately $26.7 million, or 39.1%, over the prior year period due to a higher number of subscribers and more courseware consumption by subscribers. Revenues in the 2014 period were positively influenced by courseware subscriptions associated with, among other products, ICD-10 training. Revenues from ICD-10 training were approximately $21.2 million during the first nine months of 2014, compared to $8.8 million during the first nine months of 2013. Revenues from the HCCS acquisition were approximately $3.1 million during the first nine months of 2014.

Revenues for HealthStream Research/Patient Experience Solutions increased approximately $3.3 million, or 16.4%, over the first nine months of 2013. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased approximately $1.4 million, or 8.3%, over the prior year period. Revenues from other surveys, which are conducted on annual or bi-annual cycles, were comparable to the prior year period. Revenues from the BLG acquisition were approximately $2.2 million during the first nine months of 2014 compared to $252,000 during the first nine months of 2013.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $15.3 million, or 38.7%, to $54.8 million for the nine months ended September 30, 2014 from $39.5 million for the nine months ended September 30, 2013. Cost of revenues as a percentage of revenues was 43.7% of revenues for the nine months ended September 30, 2014 compared to 41.5% of revenues for the nine months ended September 30, 2013. Cost of revenues for HealthStream Workforce Development Solutions increased approximately $11.7 million to $39.7 million and approximated 39.1% and 37.5% of revenues for HealthStream Workforce Development Solutions for the nine months ended September 30, 2014 and 2013, respectively. The increase in both amount and as a percentage of revenues is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and increased personnel costs. Cost of revenues for HealthStream Research/Patient Experience Solutions increased approximately $3.6 million to $15.1 million and approximated 63.6% and 56.1% of revenues for HealthStream Research/Patient Experience Solutions for the nine months ended September 30, 2014 and 2013, respectively. The increase in both amount and as a percentage of revenues is primarily the result of increased personnel costs from the BLG acquisition as well as additional costs associated with the growth in patient survey volume over the prior year period.

Product Development. Product development expenses increased approximately $3.5 million, or 40.2%, to $12.1 million for the nine months ended September 30, 2014 from $8.6 million for the nine months ended September 30, 2013. Product development expenses as a percentage of revenues were 9.6% and 9.0% of revenues for the nine months ended September 30, 2014 and 2013, respectively.

Product development expenses for HealthStream Workforce Development Solutions increased approximately $3.5 million and approximated 10.8% and 10.0% of revenues for HealthStream Workforce Development Solutions for the nine months ended September 30, 2014 and 2013, respectively. The increase in both amount and as a percentage of revenues is due to additional personnel expenses associated with new product development initiatives for our subscription-based products. Product development expenses for HealthStream Research/Patient Experience Solutions decreased approximately $57,000 and approximated 4.4% and 5.4% of revenues for HealthStream Research/Patient Experience Solutions for the nine months ended September 30, 2014 and 2013, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $5.2 million, or 31.7%, to $21.8 million for the nine months ended September 30, 2014 from $16.5 million for the nine months ended September 30, 2013. Sales and marketing expenses were 17.4% of revenues for both the nine months ended September 30, 2014 and 2013.

Sales and marketing expenses for HealthStream Workforce Development Solutions increased approximately $4.7 million and approximated 16.6% and 16.3% of revenues for HealthStream Workforce Development Solutions for the nine months ended September 30, 2014 and 2013, respectively. The increase in both amount and as a percentage of revenues is primarily due to additional personnel and related expenses, increased commissions associated with higher sales performance over the prior year, and increased marketing spending. Sales and marketing expenses for HealthStream Research/Patient Experience Solutions increased approximately $467,000, and approximated 19.2% and 20.0% of revenues for HealthStream Research/Patient Experience Solutions for the nine months ended September 30, 2014 and 2013, respectively. The increase in amount was a result of additional personnel associated with the BLG acquisition and increased commissions.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $3.0 million, or 22.1%, to $16.6 million for the nine months ended September 30, 2014 from $13.6 million for the nine months ended September 30, 2013. Other general and administrative expenses as a percentage of revenues were 13.3% and 14.3% of revenues for the nine months ended September 30, 2014 and 2013, respectively.

Other general and administrative expenses for HealthStream Workforce Development Solutions increased approximately $834,000 over the prior year period primarily due to additional personnel and other support costs associated with the HCCS acquisition, while other general and administrative expenses for HealthStream Research/Patient Experience Solutions increased approximately $444,000 compared to the prior year period primarily due to the BLG acquisition. The unallocated corporate portion of other general and administrative expenses increased approximately $1.7 million over the prior year period, primarily associated with additional personnel, professional fees, rent, and other general expenses, as well as approximately $365,000 of one-time expenses associated with the acquisition of HCCS.

Depreciation and Amortization. Depreciation and amortization increased approximately $2.1 million, or 36.6%, to $7.9 million for the nine months ended September 30, 2014 from $5.8 million for the nine months ended September 30, 2013. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets, and depreciation expense associated with capital expenditures, including leasehold improvements to our Nashville, Tennessee office space.

Other Income, Net. Other income, net was approximately $117,000 for the nine months ended September 30, 2014 compared to $121,000 for the nine months ended September 30, 2013.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $4.5 million for the nine months ended September 30, 2014 compared to $4.6 million for the nine months ended September 30, 2013. The Company’s effective tax rate was 36.8% for the first nine months of 2014 compared to 41.0% for the first nine months of 2013. The decrease in the effective tax rate resulted primarily from the recognition of approximately $670,000 in tax benefits during the third quarter of 2014 associated with research and development tax credits.

Net Income. Net income increased approximately $1.1 million, or 16.4%, to $7.7 million for the nine months ended September 30, 2014 from $6.6 million for the nine months ended September 30, 2013. Earnings per diluted share was $0.28 per diluted share for the nine months ended September 30, 2014 compared to $0.24 per diluted share for the nine months ended September 30, 2013.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased by 18.0% to approximately $21.3 million for the nine months ended September 30, 2014 compared to $18.0 million for the nine months ended September 30, 2013. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

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

The Company completed the acquisitions of Decision Critical, Inc. (DCI) in June 2012, Sy.Med Development, Inc. (Sy.Med) in October 2012, BLG in September 2013, and HCCS in March 2014. In accordance with US GAAP reporting requirements for fair value, we recorded a deferred revenue write-down of $192,000 for DCI, $916,000 for Sy.Med, $254,000 for BLG, and approximately $1.5 million for HCCS. These write-downs result in lower revenues than would have otherwise been recognized for such services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GAAP net income	$3,436	$2,296	$7,747	$6,658
Interest income	(73)	(69)	(190)	(189)
Interest expense	13	13	38	38
Income tax provision	1,354	1,629	4,519	4,620
Stock based compensation expense	388	378	1,222	1,088
Depreciation and amortization	2,815	2,039	7,938	5,812

Adjusted EBITDA	$7,933	$6,286	$21,274	$18,027

GAAP revenues	$44,525	$33,659	$125,351	$95,224
Adjustment for deferred revenue write-down	150	167	1,222	667

Non-GAAP revenues	$44,675	$33,826	$126,573	$95,891

GAAP operating income	$4,741	$3,879	$12,149	$11,157
Adjustment for deferred revenue write-down	150	167	1,222	667

Non-GAAP operating income	$4,891	$4,046	$13,371	$11,824

GAAP net income	$3,436	$2,296	$7,747	$6,658
Adjustment for deferred revenue write-down, net of tax	108	98	772	394

Non-GAAP net income	$3,544	$2,394	$8,519	$7,052

Liquidity and Capital Resources

Net cash provided by operating activities increased approximately 23.5% and approximated $28.7 million and $23.2 million during the nine months ended September 30, 2014 and 2013, respectively. This improvement primarily resulted from increased cash receipts from the sales of our products and services. The number of days sales outstanding (DSO) was 60 days for the third quarter of 2014 compared to 61 days for the third quarter of 2013. The Company calculates DSO by dividing the average accounts receivable balance for the quarter, excluding unbilled and other receivables, by average daily revenues for the quarter. The Company’s primary source of cash was receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $23.6 million and $11.9 million for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the Company purchased $44.3 million of marketable securities, utilized $12.3 million (net of cash acquired) for acquisitions, spent $4.0 million for capitalized software development, purchased $3.0 million of property and equipment, and made $325,000 in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $40.4 million. During the nine months ended September 30, 2013, the Company purchased $67.6 million of marketable securities, spent $3.0 million for capitalized software development, purchased $2.4 million of property and equipment, made $300,000 in non-marketable equity investments, and utilized $7.4 million for acquisitions. These uses of cash were partially offset by sales and maturities of marketable securities of $68.8 million.

Cash provided by financing activities was approximately $313,000 and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively. The primary source of cash from financing activities for 2014 and 2013 resulted from proceeds from the exercise of employee stock options. The primary uses of cash for the nine months ended September 30, 2014 and 2013 resulted from earn-out payments associated with the acquisitions of DCI and Sy.Med, and the payment of payroll taxes associated with the issuance of shares from the vesting of RSUs.

Our balance sheet reflects positive working capital of $88.5 million at September 30, 2014 compared to $90.9 million at December 31, 2013. The decrease in working capital was primarily due to the use of cash for the HCCS acquisition, but was partially offset by cash generated from operations. The Company’s primary source of liquidity is $116.4 million of cash and cash equivalents and marketable securities. As of September 30, 2014, the Company maintained full availability under a $20.0 million revolving credit facility. The revolving credit facility expires on November 19, 2014, and the Company intends to renew the facility on terms equal to or better than the previous agreement.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Over the past nine years, we have utilized our federal and state net operating loss carryforwards to offset taxable income, therefore reducing our tax liabilities. We anticipate our remaining net operating loss carryforwards will become fully utilized within the next 12 months. Our actual tax payments are expected to increase significantly once the net operating loss carryforwards are fully utilized. As part of our growth strategy, we have recently completed several acquisitions and we continue to review possible acquisitions that complement our products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to equity. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. As of September 30, 2014, we were in compliance with all covenants. The credit and capital markets have been experiencing extreme volatility and disruption. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements primarily consist of operating leases, contractual obligations, and our revolving credit facility. During the nine months ended September 30, 2014, the Company entered into an office lease agreement for a new patient interview center in Nashville, Tennessee, and in connection with the acquisition of HCCS, we have an office lease in Jericho, New York. There have been no other material changes in the Company’s contractual obligations or commercial commitments during the nine months ended September 30, 2014 from those disclosed in our 2013 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of September 30, 2014, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility is based on 30 Day LIBOR plus a margin of either 175 or 200 basis points determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $116.4 million at September 30, 2014. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $54,000.

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

HEALTHSTREAM, INC.

October 30, 2014	By:	/S/ GERARD M. HAYDEN, JR.
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