Form 10-K
period 2014-12-31
HEALTHSTREAM INC
filed 2015-02-27
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the NASDAQ Global Select Market on June 30, 2014 was approximately $514.3 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 24, 2015, there were 27,683,412 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

At December 31, 2014, HealthStream had approximately 4.28 million “total subscribers” to its subscription-based solutions. Each individual end-user who utilizes at least one HealthStream subscription-based solution is counted as one subscriber, regardless of the number of subscriptions contracted by or for that end-user. Of our 4.28 million total subscribers, 4.15 million were already implemented as of December 31, 2014 and 126,000 were in the process of implementation. Our subscription-based solutions include any of our platform applications, plus courseware or content. We deliver educational activities and training courseware to our customers through our platform application, the HealthStream Learning Center™ (HLC), while we deliver competency management and performance appraisal tools through our platform applications the HealthStream Competency Center (HCC) and HealthStream Performance Center (HPC), respectively, all on our SaaS-based platform. Our research/patient experience products and service offerings include quality and satisfaction surveys, data analyses of survey results, patient experience evaluation and improvement, and other research-based measurement tools focused on patients, physicians, employees, and members of the community. Our core research/patient experience product is the Patient Insights™ survey, which accounted for approximately 76 percent of our research/patient experience solutions business, based on revenue, during 2014.

As we place greater emphasis on offering our customers new and innovative ways of assessing and developing their workforces, simulation is becoming a growing part of our product portfolio. We have a collaborative arrangement with Laerdal Medical A/S (Laerdal Medical), a leader in healthcare simulation, to provide a suite of products for distributing training simulations and scenarios directly over the Internet and managing simulation centers worldwide. SimStore® allows simulation customers to sample, license, and download scenarios directly to simulators over the Internet. SimManager is an application for managing simulation centers that shares the same platform with our HLC, and was launched in early 2012. We have a long-term relationship with Laerdal Medical and have been a distributor of its HeartCodeTM product line for the last eight years. HeartCodeTM uses task based manikins that assist healthcare professionals in studying, training, and testing for what is commonly known as cardiopulmonary resuscitation (CPR) certification.

Headquartered in Nashville, Tennessee, the Company was incorporated in 1990 and began providing its SaaS-based solutions in 1999 and its survey and research solutions in 2005. Including additional offices in Laurel, Maryland; Nashville, Tennessee; Jericho, New York; Brentwood, Tennessee; and Pensacola, Florida, HealthStream had 674 full-time and 113 part-time employees as of December 31, 2014. Our business has evolved from an initial focus on technology-based training to a company providing workforce development and research/patient experience solutions to the nation’s healthcare providers.

INDUSTRY BACKGROUND

According to the deputy director of the National Health Statistics Group at the Centers for Medicare and Medicaid Services (CMS), spending in the healthcare industry reached approximately $2.9 trillion in 2013, or 17.4% of the U.S. gross domestic product. Hospital care expenditures accounted for approximately 32.3% of the $2.9 trillion industry. According to the Bureau of Labor Statistics, approximately 18.3 million professionals are employed in the healthcare segment of the domestic economy, with approximately 4.8 million employed in acute-care hospitals and approximately 3.3 million employed in post-acute-care organizations, our primary target markets for our workforce development and research/patient experience products. As of December 31, 2014, approximately 4.28 million healthcare professionals were subscribers to our SaaS-based solutions, which include 4.15 million subscribers already implemented and 126,000 subscribers in the process of implementation.

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

HEALTHSTREAM’S SOLUTIONS

HealthStream’s products and services are organized into two segments — HealthStream Workforce Development Solutions and HealthStream Research/Patient Experience Solutions — that collectively help healthcare organizations meet their ongoing training, education, assessment, competency management, and compliance needs. We provide our solutions to a wide range of customers within the healthcare industry.

HealthStream Workforce Development Solutions— Within HealthStream Workforce Development Solutions, we bring training, assessment, talent development, and talent management solutions together with administrative and management tools on our platform through our HLC, HCC, and HPC. We also offer a more streamlined version of the HLC, HealthStream Express™, along with HealthStream Connect, a content delivery platform that is designed for the singular purpose of allowing access to our extensive content libraries. These content libraries allow our customers to subscribe to a wide array of additional courseware. Additionally, medical device companies can offer online training support through our platform’s Inservice Center capability for their products and sponsor continuing education directly to healthcare workers.

Our workforce development solutions support healthcare administrators in configuring training to meet the specific needs of various groups of employees, modifying training materials, documenting training completion, and facilitating competency assessments, and performance appraisals. As of December 31, 2014, we had approximately 4.28 million total subscribers for our subscription-based solutions, which included 4.15 million subscribers already implemented and 126,000 subscribers in the process of implementation. Our subscription-based solutions include subscriptions to our platform applications, plus courseware and content subscriptions. Pricing for the HLC, HCC, and HPC are subscription based, with fees based on the number of subscribers, courseware provided, and other factors. We offer training, implementation, and account management services to facilitate adoption of our subscription-based solutions. Fees for training are based on the time and efforts of the personnel involved. Implementation fees vary based on the size, scope, and complexity of the project. Our SaaS-based platform and subscription-based solutions are hosted in a central data center that allows authorized subscribers Internet access to our services, thereby eliminating the need for onsite local implementations of installed workforce development products. During 2014, 2013, and 2012, our subscription-based solutions accounted for approximately 76%, 72%, and 70% of consolidated revenues, respectively.

Other Applications on our Platform—In addition to the HLC, we offer an array of other applications on our platform, each serving a unique function for hospitals and health systems. Each application on our platform is SaaS-based and has its own value proposition and revenue stream.

•	The Authoring Center is a platform application that provides healthcare organizations the capability to create Internet-based courses by moving their existing course material online or self-authoring new material and electively sharing these materials with our other customers through a courseware exchange. We also offer Authoring Pro, an upgraded product which includes a licensed image library, as an additional subscription to this product. Team Author, a collaborative authoring application, was launched in 2012. Pricing for these products is subscription based, with fees based on the number of subscribers and level of penetration of services within the customer organization.

•	The HealthStream Competency Center™ (HCC) is our SaaS-based platform application for competency management for healthcare organizations, which provides customers tools to assess competency and appraise performance. Competency assessment is a requirement of hospitals and healthcare organizations for maintaining accreditation based on requirements from The Joint Commission to evaluate, document, and report performance competencies. We believe that the HCC offers an effective means of determining which competencies are associated with each position and evaluating and documenting competency assessments.

•	The HealthStream Performance Center™ (HPC) is our SaaS-based platform application for performance management for healthcare organizations, which provides an automated, paperless performance appraisal process. The HPC was launch in March of 2012. We believe the HPC offers an effective means of streamlining the performance appraisal process, which tends to increase completion rates and consistency with all aspects of hospitals’ workforce appraisal processes.

•	SimCenter®— is a suite of applications. We formed a collaborative arrangement, SimVentures, with Laerdal Medical in 2010 to offer products and services aimed at accelerating the global adoption of simulation-based learning by healthcare providers with a focus on improving clinical competencies and patient outcomes. The venture offers healthcare organizations and medical and nursing schools worldwide a range of fully integrated SaaS applications that accelerate development and distribution of simulation content; enable enterprise-wide management of simulation centers, simulators, and programs; and support assessment of the effectiveness of simulation training as part of complete curricula. SimStore®, one segment of our collaborative arrangement with Laerdal, began operations in the first quarter of 2011 and our simulation management platform, SimManager, was launched in early 2012. SimView, our debriefing system for simulation-based training, also was launched in early 2012.

HealthStream Research/Patient Experience Solutions— HealthStream Research/Patient Experience Solutions complements HealthStream Workforce Development Solutions product and service offerings by providing hospital-based customers with Patient Insights™, Employee Insights™, Physician Insights™, and Community Insights™ surveys, data analyses of survey results, and other research-based measurement tools. Our services are designed to provide thorough analyses with insightful recommendations for change; benchmarking capability using our comprehensive databases; and consulting services to identify solutions for our customers based on their survey results. Clients are able to access and analyze their survey results data through Insights Online™, our secure web-based reporting platform. Our survey and research solutions focus on providing statistically valid data to assist our customers with their decision making related to their organization’s performance improvement objectives. In addition to collecting and reporting data, we provide analysis and consulting to help customers understand and improve their survey results and patient experiences and the underlying impact on their business. It is with this insight that healthcare organizations are able to develop plans for enhanced performance that can be delivered through our learning solutions. Pricing for these services is based on the survey type, delivery method, size of the survey instrument, sample size, frequency of survey cycles, and other factors. During 2014, 2013, and 2012, our Patient Insights™ survey product accounted for approximately 14%, 17%, and 19% of consolidated revenues, respectively.

BUSINESS COMBINATIONS

We acquired Decision Critical, Inc. (DCI) in June 2012, Sy.Med Development, Inc. (Sy.Med) in October 2012, substantially all of the assets of Baptist Leadership Group (BLG) in September 2013, and Health Care Compliance Strategies, Inc. (HCCS) in March 2014. On February 12, 2015, we entered into a definitive agreement to acquire HealthLine Systems, Inc., which is expected to close during the first quarter of 2015, subject to customary closing conditions. For additional information regarding the closed acquisitions, please see Note 5 of the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

CUSTOMERS

We provide our solutions to customers across a broad range of entities within the healthcare industry, including private, not for profit, and government entities, as well as pharmaceutical and medical device companies. We derive a substantial portion of our revenues from a relatively small number of customers, although no single customer represented more than 10 percent of our revenues during 2014, 2013, or 2012. Examples of customers that have purchased or contracted for products and services from HealthStream include: HCA Holdings, Inc.; Catholic Health Initiatives; Community Health Systems, Inc.; LifePoint Hospitals, Inc.; and Ardent Health Services, LLC.

SALES AND MARKETING

We market our products and services primarily through our direct sales teams, our consultants, and our account relationship managers, who are based at our corporate headquarters in Nashville, Tennessee and in our additional offices located in Laurel, Maryland; Jericho, New York; Brentwood, Tennessee; and Pensacola, Florida as well as remote home office sales locations. As of December 31, 2014, our HealthStream Workforce Development Solutions sales and relationship management personnel consisted of 111 employees—of which 103 carried sales quotas—and our HealthStream Research/Patient Experience Solutions sales and relationship management personnel consisted of 20 employees—of which 16 carried sales quotas. Our geographically dispersed field sales organization is divided into teams focused on selling our workforce development products and a separate sales team focused on selling our research and patient experience improvement products.

We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups—including our annual customer Summit, trade shows, internet promotion and demonstrations, telemarketing campaigns, public relations, distribution of product-specific literature, direct mail, and advertising.

Over most of the last thirteen years, we have hosted an annual conference in Nashville for our customers known as the “Summit.” We have utilized this client conference to reach out to existing and potential customers and business partners, provide training and educational services, and to demonstrate our new and existing product offerings. We have marketing teams that are responsible for these initiatives and for working with and supporting our product management and sales teams. At December 31, 2014, our marketing personnel consisted of 21 employees.

OPERATIONS

We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services, recurring sales, and development and maintenance of new and existing products are dependent on the strength of our operations, customer service, product development and maintenance, training, and other support teams. As of December 31, 2014, these personnel consisted of approximately 266 employees for our Workforce Development Solutions segment and approximately 310 employees for our Research/Patient Experience Solutions segment, of which 175 employees worked in our interviewing center. Our Workforce Development Solutions operations team consists of personnel associated with customer support, implementation services, product development and maintenance, training, and project management. Our Research/Patient Experience Solutions operations team consists of personnel associated with phone interviewing, distributing and processing paper-based survey instruments, patient experience coaching and consulting, data analysis and reporting of survey results, and project management.

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

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

Regulation of the Internet and the Privacy and Security of Personal Information

The laws and regulations that govern our business change rapidly. The following are some of the evolving areas of law that are relevant to our business:

•	Privacy and Security Laws. Federal, state and foreign privacy and security regulations and other laws restricting the collection, use, security and disclosure of personal information limit our ability to collect information or use and disclose the information in our databases or derived from other sources to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation.

•	Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us violates these regulations.

•	Information Security Accountability Regulation. As a business associate of our customers, we are required to report certain breaches of protected health information to our customers, which must in turn notify affected individuals, the U.S. Department of Health and Human Services (HHS) and, in certain situations involving large breaches, the media. All non-permitted uses or disclosures of unsecured, protected health information are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. In addition, we are subject to certain state laws that relate to privacy or the reporting of security breaches. For example, California law requires notification of security breaches involving personal information and medical information. We may incur costs to comply with these privacy and security requirements. Because many of these laws are new and there is little guidance related to many of these laws, it is difficult to estimate the cost of our compliance with these laws. Further, Congress has considered bills that would require companies to engage independent third parties to audit the companies’ computer information security. If the Company is required to report a breach of security or if one of the Company’s customers is required to report a breach of security by the Company, the Company’s business could be negatively impacted.

•	Sales and Use Tax. Through December 31, 2014, we collected sales, use or other taxes on taxable transactions in states in which we have employees or have a significant level of sales activity. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet.

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

Health Insurance Portability and Accountability Act (HIPAA). HIPAA regulations require certain organizations (known as covered entities), including most healthcare providers and health plans, to adopt safeguards regarding the use and disclosure of health-related information. HIPAA regulations also require these organizations to provide reasonable and appropriate safeguards to protect the privacy, integrity and confidentiality of individually identifiable healthcare information. Covered entities are required to establish, maintain and provide training with regard to their policies and procedures for protecting the integrity and confidentiality of individually identifiable healthcare information and must document training on these topics to support their compliance. Certain HIPAA privacy and security requirements apply to (entities known as business associates that handle individually identifiable healthcare information on behalf of covered entities) companies and business associates and their subcontractors may be directly subject to criminal and civil sanctions for violations of HIPAA privacy and security standards.

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

Regulation of Educational Program Sponsorship and Support

There are a variety of laws and regulations that affect the relationships between our medical device and pharmaceutical customers and the users of our products and services, including the sponsorship and support of educational programs. For example, the Physician Payment Sunshine Act (“Sunshine Act”) requires manufacturers of drugs, biological devices and medical devices covered by Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS payments and other transfers of value, including educational programs, given by such manufacturers to physicians and teaching hospitals, with limited exceptions. CMS has issued a final rule implementing the Sunshine Act. Manufacturers are required to report the physician’s name, business address and national provider identifier as well as other information including the value, date, form and nature of what is offered. CMS publishes the information on its website. Manufacturers that do not meet the reporting obligations will be subject to significant monetary penalties.

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

AVAILABLE INFORMATION

The Company files reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.healthstream.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

OUR EMPLOYEES

As of December 31, 2014, we employed 674 full-time and 113 part-time persons, of which 175 persons are employed in our interviewing center. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a brief summary of the business experience of each of the executive officers of the Company. Executive Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	47	Chief Executive Officer, President and Chairman of the Board of Directors
Jeffrey S. Doster	50	Senior Vice President and Chief Technology Officer
Gerard M. Hayden, Jr.	60	Senior Vice President and Chief Financial Officer
Arthur E. Newman	66	Executive Vice President
J. Edward Pearson	52	Senior Vice President and Chief Operating Officer
Thomas Schultz	48	Senior Vice President
Michael Sousa	46	Senior Vice President

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

J. Edward Pearson joined the Company in June 2006 as senior vice president and was promoted to Chief Operating Officer in 2011. He earned a Bachelor of Business Administration in accounting from Middle Tennessee State University.

Thomas Schultz joined the Company in June 2014 as senior vice president of sales. For the past sixteen years, he worked for Lawson Software, a subsidiary of Infor, Inc., in various sales leadership roles. He earned a Bachelor of Arts from St. Mary’s University of Minnesota.

Michael Sousa joined the Company in October 2004, and served as senior vice president of sales from January 2010 to June 2014. In June 2014, he was promoted to senior vice president of business development. He earned a Bachelor of Science degree from Boston College and a Master of Business Administration from Boston University.

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

We may be unable to effectively identify, complete or integrate the operations of future acquisitions, joint ventures, collaborative arrangements or other strategic investments.

As part of our growth strategy, we actively review possible acquisitions, joint ventures, collaborative arrangements or strategic investments that complement or enhance our business. We may not be able to identify, complete or integrate the operations of future acquisitions, joint ventures, collaborative arrangements or other strategic investments. In addition, if we finance acquisitions, joint ventures, collaborative arrangements or other strategic initiatives by issuing equity securities, our existing shareholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions and investments, our business prospects may be seriously harmed. Some of the risks that we may encounter in implementing our acquisition, joint venture, collaborative arrangement or strategic investment strategies include:

•	expenses, delays or difficulties in identifying and integrating acquired companies or joint venture operations, collaborative arrangements or other strategic investments into our organization;

•	inability to retain personnel associated with acquisitions, joint ventures, collaborative arrangements or other strategic investments;

•	diversion of management’s attention from other initiatives and/or day-to-day operations to effectively execute our growth strategy; and

•	inability to generate sufficient revenue, profit, and cash flow from acquisitions, joint ventures, collaborative arrangements or other strategic investments to offset our investment costs.

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

For the year ended December 31, 2014, approximately 76% of our net revenue was derived from our subscription-based solution products. Our subscription-based customers have no obligation to renew their subscriptions for our products or services after the expiration of the subscription agreement, and in fact, some customers have elected not to renew their subscription. In addition, our customers may renew at a lower pricing or activity level. Our customers’ renewals may decline or fluctuate as a result of a number of factors, including but not limited to their dissatisfaction with our service, a dissipation or cessation of their need for one or more of our products or services, pricing or competitive product offerings. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our revenue could be adversely affected, which would have a material adverse effect on our results of operations and financial position. For example, the requirement mandated by CMS for healthcare organizations to transition to the ICD-10 coding system by October 2015 has generated significant demand for our ICD-10 training courseware over the past two years. Subscriptions of ICD-10 training courseware positively influenced the Company’s revenue and operating income during 2013 and 2014, and are expected to do the same during 2015. As ICD-10 training subscriptions begin to expire during 2015 and 2016, customers may choose not to renew their subscriptions on similar terms or at all, which could result in a revenue decline in 2015 compared to 2014. HealthStream Research/Patient Experience Solutions product and service contracts typically range from one to three years in length, and customers are not obligated to renew their contract with us after their contract expires. If our customers do not renew their arrangements for our services, or if their activity levels decline, our revenue may decline and our business will suffer.

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

We recognize approximately 76% of our revenue from customers monthly over the terms of their subscription agreements, which have initial contract terms ranging from one to five years. As a result, much of the revenue we report in each quarter is related to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. Finally, the majority of costs associated with our sales cycles are incurred up front before revenue recognition commences, and therefore periods of strong sales performance may increase our costs in the near term negatively affecting our financial performance.

We may not be able to meet our strategic business objectives unless we obtain additional financing, which may not be available to us on favorable terms, or at all.

We expect our current cash and investment balances, revolving credit facility, and cash flows from operations to be sufficient to meet our cash requirements through at least 2015. However, we may need to raise additional funds in order to:

•	develop new, or enhance existing, services or products;

•	respond to competitive pressures;

•	finance working capital requirements;

•	acquire complementary businesses, technology, content or products; or

•	otherwise effectively execute our growth strategy.

At December 31, 2014, we had approximately $121.0 million in cash, cash equivalents, and marketable securities. We also have up to $50.0 million of availability under a revolving credit facility, subject to certain covenants, which expires in November 2017. We expect to incur between $11.0 and $14.0 million of capital expenditures, software development and content purchases during 2015. On February 12, 2015, we entered into a definitive agreement to acquire all of the stock of HealthLine Systems, Inc. (HealthLine Systems) for $88.0 million in cash, for which the closing is expected to occur during the first quarter of 2015. We expect to use both cash and debt to fund the acquisition of HealthLine Systems. We actively review possible business acquisitions to complement or enhance our products and services. We may not have adequate cash and investments or availability under our revolving credit facility to consummate one or more of these acquisitions. We cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced.

We have significant goodwill and identifiable intangible assets recorded on our balance sheet that may be subject to impairment losses that would reduce our reported assets and earnings.

As of December 31, 2014, our balance sheet included goodwill of $41.9 million and identifiable intangible assets of $14.8 million. There are inherent uncertainties in the estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Economic, legal, regulatory, competitive, reputational, contractual, and other factors could result in future declines in the operating results of our business units or market value declines that do not support the carrying value of goodwill and identifiable intangible assets. If the value of our goodwill and/or intangible assets is impaired, accounting rules require us to reduce their carrying value and report an impairment charge, which would reduce our reported assets and earnings for the period in which an impairment is recognized.

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

We have provided our online products and services for over 15 years and continue to develop our ability to provide our solutions on both a subscription and transactional basis over the Internet. Our future success will depend on our ability to effectively develop and maintain the infrastructure, including procurement of additional hardware and software, and implement the services, including customer support, necessary to meet the demand for our products and services. Our inability from time to time to successfully develop the necessary systems and implement the necessary services on a timely basis has resulted in our customers experiencing some delays, interruptions and/or errors in their service. Such delays or interruptions may cause customers to become dissatisfied with our service and move to competing providers of traditional and online training and education services. If this happens, our revenue and reputation could be adversely affected, which would have a material adverse effect on our financial condition.

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

Our future success will depend on our ability to attract, train, motivate, and retain other highly skilled technical, managerial, marketing, customer support, and survey personnel. Competition for certain personnel is intense, especially for developers, web designers and sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. We have in the past and continue to experience difficulty hiring qualified personnel in a timely manner for these positions. The pool of qualified technical personnel, in particular, is limited in Nashville, Tennessee, where our headquarters are located. We operate an interviewing center located in Laurel, Maryland, and will be opening a second interviewing center in Nashville, Tennessee during 2015. We may experience difficulty in maintaining and recruiting qualified individuals to perform interviewing services. We will also need to maintain or increase the size of our staff to support our anticipated growth, without compromising the quality of our offerings or customer service. Our inability to locate, hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our services and impair our ability to grow.

We may not be able to upgrade our hardware and software technology infrastructure quickly enough to effectively meet demand for our services or our operational needs.

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

A cyber security incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We collect and store sensitive information, including intellectual property and personally identifiable information, on our networks. The secure maintenance of this information is critical to our business operations. We have implemented multiple layers of security measures to protect this confidential data through technology, processes, and our people; we utilize current security technologies; and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, and advanced new attacks against information systems create risk of cyber security incidents. There can be no assurance that we will not be subject to cyber security incidents that bypass our security measures, result in loss of personal health information or other data subject to privacy laws or disrupt our information systems or business. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our information systems from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cyber security vulnerabilities. The occurrence of any of these events could result in interruptions, delays, the loss, access, misappropriation, disclosure or corruption of data, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to federal and state governmental inquiries, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.

We may experience errors or omissions in our software products that (i) deliver provider credentialing, privileging and payer enrollment services for our hospitals and medical practice customers and (ii) administer and report on hospital performance, and these errors could result in action taken against us that could harm our business.

Hospitals and medical practices use our credentialing, privileging, and payer enrollment software to manage, validate and maintain their providers’ credentials and authorization to practice in a particular facility, and to maintain authorization to perform care covered by insurance providers. If errors or omissions occur that inaccurately validate or invalidate the credentials of a provider, or improperly deny or authorize a provider to practice in a hospital or medical practice, these errors or omissions could result in litigation brought against us either by our hospital and medical practice customers, or by the provider. For example, an important element in a malpractice case brought against a hospital or other provider would often be the validation of proper credentialing for the provider, and any errors or omissions in our products that provide these services could subject us to claims. Further, a list of providers’ privileges are made available to the general public by hospitals and medical practices, and errors in credentialing and privileging may result in damage to that hospital’s or medical practice’s reputation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is located in Nashville, Tennessee, which is primarily used to support our workforce development operations and corporate functions. Our lease for approximately 73,000 square feet at this location expires in April 2017. The lease provides for a two-year renewal option with rates increasing during the renewal period. We also lease other facilities in Laurel, Maryland; Nashville, Tennessee; Jericho, New York; Brentwood, Tennessee; and Pensacola, Florida. The other facilities in Laurel, Maryland and Nashville, Tennessee are used to support our survey operations, while the other leased locations are satellite offices for acquired businesses.

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

The following table sets forth, for each quarter of the two most recent years, the high and low closing prices per share of our common stock as reported on the NASDAQ Global Select Market:

	Common Stock Price
	2014		2013
	High	Low	High	Low
First Quarter	$34.43	$26.49	$25.23	$20.59
Second Quarter	27.10	21.02	27.75	20.04
Third Quarter	27.14	21.80	37.88	26.03
Fourth Quarter	31.95	23.38	39.46	30.21

As of February 23, 2015, there were 90 registered holders and 5,517 beneficial holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings for use in the operation of our business.

See the table labeled “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in our 2015 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock since December 31, 2009, with the cumulative total return of companies on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index over the same period (assuming the investment of $100 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index on December 31, 2009 (for our stock and the indices) and reinvestment of all dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)

Among HealthStream, Inc., The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

(1)	$100 invested on 12/31/2009 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

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

HealthStream acquired DCI on June 29, 2012, Sy.Med on October 19, 2012, BLG on September 9, 2013, and HCCS on March 3, 2014. The results of operations for these acquired companies are included within our consolidated statement of income data effective from the respective date of acquisition. Revenues may be subject to fluctuations as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report. As a result of these factors, the annual results presented below are not comparable. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	(in thousands, except per share data)
	2014	2013	2012	2011	2010

STATEMENT OF INCOME DATA:
Revenues, net	$170,690	$132,274	$103,732	$82,066	$65,754
Total operating costs and expenses	154,315	117,608	90,273	70,728	58,695

Income from operations	16,375	14,666	13,459	11,338	7,059

Net income	$10,394	$8,418	$7,645	$6,944	$4,154

Net income per share – basic	$0.38	$0.31	$0.29	$0.31	$0.19

Net income per share – diluted	$0.37	$0.30	$0.28	$0.29	$0.18

Weighted average shares of common stock outstanding – basic	27,570	26,853	26,128	22,445	21,767

Weighted average shares of common stock outstanding – diluted	28,023	27,663	27,507	23,748	22,488

BALANCE SHEET DATA:
Cash and cash equivalents	$81,995	$59,537	$41,365	$76,904	$17,868
Marketable securities – short and long term	38,973	48,659	51,952	12,548	5,703
Accounts receivable, net	33,167	25,314	15,348	16,014	11,069
Goodwill and intangible assets	56,709	44,616	38,104	23,104	23,991
Working capital	97,352	90,912	83,259	78,631	19,524
Total assets	257,262	212,594	174,528	154,237	82,011
Deferred revenue – current and noncurrent	57,373	38,168	23,146	22,759	16,740
Shareholders’ equity	167,859	149,433	132,196	120,915	56,791

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

Revenues for the year ended December 31, 2014 were approximately $170.7 million compared to $132.3 million for the year ended December 31, 2013, an increase of 29.0%. Operating income increased by 11.7% to $16.4 million for 2014, compared to $14.7 million for 2013. Net income increased by 23.4% to $10.4 million for 2014, compared to $8.4 million for 2013. Earnings per share (EPS) were $0.37 per share (diluted) for 2014 compared to $0.30 per share (diluted) for 2013. Revenues from HealthStream Workforce Development Solutions grew by 33.7%, or $35.0 million, and revenues from HealthStream Research/Patient Experience Solutions grew by 12.1%, or $3.4 million. We had approximately 4.28 million total subscribers, of which approximately 4.15 million were fully implemented subscribers on our SaaS-based platform at December 31, 2014. Annualized revenue per implemented subscriber increased to $34.43 per subscriber at the end of 2014, up from $32.41 per subscriber at the end of 2013, representing a 6.2% increase. As of December 31, 2014 our cash and investment balances approximated $121.0 million, and we maintained full availability under our $50.0 million revolving credit facility.

RECENT DEVELOPMENTS

On February 12, 2015, the Company entered into a definitive agreement to acquire all of the stock of HealthLine Systems, Inc., a San Diego, California based company that specializes in healthcare credentialing, privileging, and quality management software services. The acquisition of HealthLine Systems will enable the Company to provide a comprehensive, SaaS-based solution set for healthcare provider credentialing, privileging, and enrollment in support of HealthStream’s approach to talent management for healthcare organizations. The consideration to be paid for HealthLine Systems consists of approximately $88.0 million in cash, subject to a post-closing working capital adjustment. The closing of the transaction is anticipated to occur in the first quarter of 2015 and is subject to customary closing conditions, including the expiration or early termination of the waiting period applicable to the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Following the closing of the transaction, the Company intends to combine HealthLine Systems with its Sy.Med business. Both HealthLine Systems and Sy.Med will continue to operate at their current locations in San Diego, California and Brentwood, Tennessee, respectively. In addition, Michael Sousa, senior vice president of business development, has been selected to serve as President for this business unit following the closing of the acquisition.

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

Revenues derived from the license of installed software products are recognized upon shipment or installation of the software when vendor specific objective evidence (VSOE) of fair value for the software license can be established. Software support and maintenance revenues are recognized ratably over the term of the related agreement.

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

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management periodically assesses the realizability of its deferred tax assets, and to the extent that we believe a recovery is not likely, we establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. The Company maintains a valuation allowance of approximately $0.4 million for the portion of its deferred tax assets that are not more likely than not expected to be realized.

Software Development Costs

Software development includes our costs to develop and maintain our products and applications, including our SaaS-based workforce development platform products and our survey reporting applications. Once planning is completed and development begins, we capitalize internal costs and payments to third parties associated with the development efforts where the life expectancy is greater than one year and the anticipated cash flows are expected to exceed the cost of the related asset. During 2014 and 2013, we capitalized approximately $5.7 million and $4.3 million, respectively, for software development. Such amounts are included in the accompanying consolidated balance sheets under the caption “capitalized software development.” We amortize capitalized software development costs over their expected life, which is generally three to five years. Capitalized software development costs are subject to a periodic impairment review in accordance with our impairment review policy.

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

Allowance for Doubtful Accounts

We estimate the allowance for doubtful accounts using both a specific and non-specific identification method. Management’s evaluation includes reviewing past due accounts on a case-by-case basis, and determining whether an account should be reserved, based on the facts and circumstances surrounding each potentially uncollectible account. An allowance is also maintained for accounts not specifically identified that may become uncollectible in the future. Uncollectible accounts are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is necessary based on our specific and non-specific identification approach. Our allowance for doubtful accounts totaled approximately $331,000 as of December 31, 2014.

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

As of December 31, 2014, we had two stock incentive plans which qualified as stock based compensation plans. During the years ended December 31, 2014, 2013, and 2012, we recorded approximately $1.6 million, $1.5 million, and $1.1 million of stock based compensation expense, respectively. We have historically granted stock options or restricted share units to our management group on an annual basis, or when new members of the management group begin their employment. We have historically granted stock options or restricted share units to non-employee members of our board of directors in conjunction with our annual shareholders meeting, or as new members are added on a pro rata basis based on the time elapsed since our annual shareholders’ meeting. We expect to continue providing equity based awards to our management group and our board of directors for the foreseeable future. As of December 31, 2014, total future compensation cost related to non-vested awards not yet recognized was approximately $2.7 million net of estimated forfeitures, with a weighted average expense recognition period of 2.4 years. Future compensation expense recognition for new equity based award grants will vary depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from our estimates.

RESULTS OF OPERATIONS

Revenues and Expense Components

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Revenues, net. Revenues for our HealthStream Workforce Development Solutions business segment primarily consist of the following products and services: provision of services through our SaaS-based platform, authoring tools, a variety of courseware subscriptions, competency and performance appraisal tools, implementation and consulting services, content development, online sales training courses (RepDirect™), HospitalDirect®, SimVentures, and a variety of other educational activities to serve professionals that work within healthcare organizations. HealthStream Workforce Development Solutions revenues also include products from the recent acquisitions of DCI, Sy.Med, and HCCS. Revenues for our HealthStream Research/Patient Experience Solutions business segment consist of quality and satisfaction surveys, data analyses of survey results, coaching/consulting services, and other research-based measurement tools focused on patients, employees, physicians, and other members of the community.

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

Product Development. Product development consists primarily of salaries and employee benefits, contract labor, stock based compensation, costs associated with the development of new software feature enhancements, new products, and costs associated with maintaining, developing and operating our training, delivery and administration platforms. Personnel costs within product development include our systems, application development, and quality assurance teams, product managers, and other personnel associated with software and product development.

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

Other General and Administrative Expenses. Other general and administrative expenses consist primarily of salaries and employee benefits, stock based compensation, employee travel and lodging, facility costs, office expenses, fees for professional services, business development and acquisition related costs, and other operational expenses. Personnel costs within general and administrative expenses include individuals associated with normal corporate functions (accounting, legal, business development, human resources, administrative, internal information systems, and executive management) as well as personnel who maintain our accreditation status with various organizations.

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, amortization of capitalized software development, and amortization of content development fees.

Other Income (Expense), Net. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to our revolving credit facility. In addition, the income or loss attributed to equity method investments is included in this category.

2014 Compared to 2013

Revenues, net. Revenues increased approximately $38.4 million, or 29.0%, to $170.7 million for 2014 from $132.3 million for 2013. Revenues for 2014 consisted of $138.8 million, or 81% of total revenue, for HealthStream Workforce Development Solutions and $31.9 million, or 19% of total revenue, for HealthStream Research/Patient Experience Solutions. In 2013, revenues consisted of $103.8 million, or 78% of total revenue, for HealthStream Workforce Development Solutions and $28.5 million, or 22% of total revenue, for HealthStream Research/Patient Experience Solutions.

Revenues for HealthStream Workforce Development Solutions increased approximately $35.0 million, or 33.7%, over 2013. Revenues from our subscription-based workforce development products increased by $34.3 million, or 36.1% over 2013 due to a higher number of subscribers and more courseware consumption by subscribers, as well as revenue associated with the HCCS acquisition. Annualized revenue per implemented subscriber increased by 6.2%, to $34.43 per subscriber at the end of 2014 compared to $32.41 per subscriber at the end of 2013. Our implemented subscribers increased by 22.4% during 2014 to 4.15 million subscribers at the end of 2014 compared to 3.39 million subscribers at the end of 2013. Additionally, we had a 15.4% increase in total subscribers, with 4.28 million total subscribers at December 31, 2014 compared to 3.71 million total subscribers at December 31, 2013. Revenues in 2014 were positively influenced by courseware subscriptions associated with, among other products, ICD-10 readiness training. Revenues from ICD-10 readiness training were approximately $28.4 million in 2014, compared to $13.9 million in 2013. Revenues from the HCCS acquisition, consummated on March 3, 2014, were approximately $4.8 million during 2014.

Revenues for HealthStream Research/Patient Experience Solutions increased approximately $3.4 million or 12.1%, over 2013. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $1.8 million, or 8.2%, over 2013, primarily due to growth in survey volumes over the prior year. Revenues from other surveys, which are conducted on annual or bi-annual cycles, declined by $72,000, or 1.5%, compared to 2013. Revenues from the BLG acquisition, consummated on September 9, 2013, were $2.9 million in 2014 compared to $1.2 million in 2013.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $18.5 million, or 33.3%, to $74.1 million for 2014 from $55.6 million for 2013. Cost of revenues as a percentage of revenues was 43.4% of revenues for 2014 compared to 42.0% of revenues for 2013. Cost of revenues for HealthStream Workforce Development Solutions increased approximately $14.5 million to $53.9 million and approximated 38.9% and 38.0% of revenues for HealthStream Workforce Development Solutions for 2014 and 2013, respectively. The increase in both amount and as a percentage of revenues is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and increased personnel expenses. Cost of revenues for HealthStream Research/Patient Experience Solutions increased approximately $4.0 million to $20.2 million and approximated 63.3% and 56.7% of revenues for HealthStream Research/Patient Experience Solutions for 2014 and 2013, respectively. The increase in both amount and as a percentage of revenues is primarily the result of increased personnel costs from the BLG acquisition as well as additional costs associated with the growth in patient survey volume over the prior year.

Product Development. Product development expenses increased approximately $4.7 million, or 40.0%, to $16.5 million for 2014 from $11.8 million for 2013. Product development expenses as a percentage of revenues were 9.6% and 8.9% of revenues for 2014 and 2013, respectively.

Product development expenses for HealthStream Workforce Development Solutions increased approximately $4.8 million and approximated 10.9% and 9.9% of revenues for HealthStream Workforce Development for 2014 and 2013, respectively. The increase in both amount and as a percentage of revenues is due to additional personnel expenses associated with new product development initiatives for our subscription-based products. Product development expenses for HealthStream Research/Patient Experience Solutions decreased approximately $137,000 and approximated 4.3% and 5.3% of revenues for HealthStream Research/Patient Experience Solutions in 2014 and 2013, respectively. The decrease in both amount and as a percentage of revenues is due to lower personnel expenses.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $5.8 million, or 24.2%, to $29.9 million for 2014 from $24.1 million for 2013. Sales and marketing expenses as a percentage of revenues were 17.5% and 18.2% of revenues for 2014 and 2013, respectively.

Sales and marketing expenses for HealthStream Workforce Development Solutions increased approximately $5.0 million and approximated 16.7% and 17.6% of revenues for HealthStream Workforce Development Solutions for 2014 and 2013, respectively. The expense increase is primarily due to additional personnel and related expenses, increased commissions associated with higher sales performance compared to the prior year, and increased marketing spending. Sales and marketing expenses for HealthStream Research/Patient Experience Solutions increased approximately $768,000, and approximated 19.4% and 19.0% of revenues for HealthStream Research/Patient Experience Solutions for 2014 and 2013, respectively. The increase in amount and as a percentage of revenues is primarily due to additional personnel associated with the BLG acquisition and increased commissions associated with higher sales performance compared to the prior year.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $4.6 million, or 24.9%, to $22.9 million for 2014 from $18.3 million for 2013. Other general and administrative expenses as a percentage of revenues were 13.4% and 13.9% of revenues for 2014 and 2013, respectively.

Other general and administrative expenses for HealthStream Workforce Development Solutions increased approximately $1.1 million over the prior year period primarily due to the HCCS acquisition, additional personnel, and other support costs, while other general and administrative expenses for HealthStream Research/Patient Experience Solutions increased approximately $543,000 compared to the prior year period primarily due to the BLG acquisition. The unallocated corporate portion of other general and administrative expenses increased approximately $3.0 million over the prior year period, primarily associated with additional personnel, professional fees, rent, and other general expenses, as well as one-time expenses associated with the acquisition of HCCS. During 2014, we incurred approximately $762,000 of costs associated with both the completed acquisition of HCCS and other costs for evaluating potential transactions as part of our business development initiatives.

Depreciation and Amortization. Depreciation and amortization increased approximately $3.1 million, or 39.2%, to $10.9 million for 2014 from $7.8 million for 2013. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets, and depreciation expense associated with capital expenditures, including leasehold improvements to our Nashville, Tennessee office space.

Other Income, Net. Other income, net was approximately $146,000 for 2014 compared to $176,000 for 2013. The decrease is attributable to losses from equity method investments.

Income Tax Provision. The Company recorded a provision for income taxes of $6.1 million for 2014 compared to $6.4 million for 2013. The Company’s effective tax rate was 37.1% for 2014 compared to 43.3% for 2013. The decrease in the effective tax rate resulted primarily from the recognition of approximately $1.2 million in tax benefits associated with research and development tax credits during 2014.

Net Income. Net income increased approximately $2.0 million, or 23.4%, to $10.4 million for 2014 from $8.4 million for 2013. Earnings per diluted share were $0.37 per share for 2014, compared to $0.30 per diluted share for 2013.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock-based compensation, and depreciation and amortization) increased by 20.6% to approximately $28.9 million for 2014 compared to $23.9 million for 2013. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for our reconciliation of this calculation to measures under US GAAP.

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

Revenues for HealthStream Workforce Development Solutions increased $25.3 million, or 32.1%, over 2012. Revenues from our subscription-based workforce development products increased by $22.5 million, or 31.0% over 2012 due to a higher number of subscribers and more courseware consumption by subscribers. Annualized revenue per implemented subscriber increased by 19.9%, to $32.41 per subscriber at the end of 2013 compared to $27.04 per subscriber at the end of 2012. Our implemented subscribers increased by 15.4% during 2013 to 3.39 million subscribers at the end of 2013 compared to 2.94 million subscribers at the end of 2012. Additionally, we had a 19.6% increase in total subscribers, with 3.71 million total subscribers at December 31, 2013 compared to 3.1 million total subscribers at December 31, 2012. Revenues in 2013 were positively influenced by courseware subscriptions associated with, among other products, ICD-10 readiness training. Revenues from ICD-10 readiness training were approximately $13.9 million in 2013, an increase of $11.5 million over 2012. Revenues from our credentialing software product, an installed solution, contributed $3.9 million during 2013, up $3.4 million over 2012.

Revenues for HealthStream Research/Patient Experience Solutions increased $3.3 million or 13.1%, over 2012. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $2.5 million, or 12.8%, over the prior year, primarily due to growth in survey volumes over the prior year. Revenues from other surveys, which are conducted on annual or bi-annual cycles, declined by $449,000, or 8.3%, compared to the prior year due to fewer survey engagements. The financial results for Baptist Leadership Group (BLG) have been included in the Company’s financial statements from the date of acquisition (September 9, 2013) and are included in the HealthStream Research/Patient Experience Solutions segment. BLG revenues were approximately $1.2 million during 2013, and contributed to the revenue increase over 2012.

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

The Company understands that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluation of companies, this measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for an analysis of the Company’s results as reported under US GAAP. For example, adjusted EBITDA does not reflect cash expenditures, or future requirements for capital expenditures or contractual commitments; it does not reflect non-cash components of employee compensation; it does not reflect changes in, or cash requirements for, our working capital needs; and due to the Company’s utilization of federal and state net operating loss carryforwards and other available tax deductions in 2012, 2013 and 2014, actual cash income tax payments have been significantly less than the tax provision recorded in accordance with US GAAP, and income tax payments will continue to be less than the income tax provision until our existing federal and state net operating loss carryforwards have been fully utilized or have expired.

Management compensates for the inherent limitations associated with using adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with US GAAP, and reconciliation of adjusted EBITDA to net income, the most directly comparable US GAAP measure.

As discussed elsewhere in this report, the Company completed the acquisitions of DCI during June 2012, Sy.Med in October 2012, BLG in September 2013, and HCCS in March 2014. In accordance with US GAAP reporting requirements for fair value, we recorded a deferred revenue write-down of $192,000 for DCI, $916,000 for Sy.Med, $254,000 for BLG, and $1.5 million for HCCS. These write-downs result in lower revenues than would have otherwise been recognized for such services.

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

	2014	2013	2012
GAAP net income	$10,394	$8,418	$7,645
Interest income	(265)	(263)	(181)
Interest expense	56	51	48
Income tax provision	6,127	6,424	5,932
Stock based compensation expense	1,625	1,458	1,136
Depreciation and amortization	10,931	7,852	6,661

Adjusted EBITDA	$28,868	$23,940	$21,241

GAAP revenues	$170,690	$132,274	$103,732
Adjustment for deferred revenue write-down	1,465	839	490

Non-GAAP revenues	$172,155	$133,113	$104,222

GAAP operating income	$16,375	$14,666	$13,459
Adjustment for deferred revenue write-down	1,465	839	490

Non-GAAP operating income	$17,840	$15,505	$13,949

GAAP net income	$10,394	$8,418	$7,645
Adjustment for deferred revenue write-down, net of tax	921	476	276

Non-GAAP net income	$11,315	$8,894	$7,921

FINANCIAL OUTLOOK FOR 2015

The Company provides projections and other forward-looking information in this “Financial Outlook for 2015” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This section contains many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction in Part I of this Annual Report on Form 10-K and the risks and uncertainties described in Item 1A, Risk Factors and elsewhere in this document. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Item 1A, Risk Factors.

On February 12, 2015, the Company entered into a definitive agreement to acquire all of the stock of HealthLine Systems, Inc. for approximately $88.0 million in cash, subject to customary closing conditions. The Company’s guidance for the full year of 2015, which is set forth below, includes the estimated impact of the HealthLine Systems acquisition.

We anticipate that consolidated revenues will grow 18 to 21 percent as compared to 2014 and will be derived from the following three areas. First, we anticipate that revenue growth in our Workforce Development Solutions segment will be in the 15 to 18 percent range. Second, we expect our Research/Patient Experience Solutions segment’s revenue to increase by approximately two to four percent. Third, assuming a closing date of March 31, 2015—which implies nine months’ contribution to 2015 results, we anticipate HealthLine Systems’ revenues to be between $7 million and $9 million, which reflects the write-down of the acquired deferred revenue balance as required under GAAP.

We anticipate that the Company’s 2015 full-year operating income will decrease between 25 and 35 percent as compared to full-year 2014 results. This operating income range includes the following:

•	Between $5 million and $7 million of write-down to the deferred revenue balances of recently acquired HealthLine Systems

•	Approximately $1 million of transaction costs related to the HealthLine Systems acquisition

•	An increased rate of investment over full-year 2014 in HealthStream’s product development related to new products, enhancements to existing products, and integration of acquired products—including an increase in investment in HealthLine System’s products

•	An increase in sales and marketing investments, including the Company’s customer Summit, which will be held in Nashville during the second quarter of 2015.

The Company anticipates funding the purchase price of HealthLine Systems with approximately $60 million of cash on hand and $28 million of borrowings under our Revolving Credit Agreement. Accordingly, we expect to incur between $650,000 and $700,000 in interest expense beginning in the second quarter of 2015, which will be reported in other income (expense). We expect the effective interest rate on these borrowings to be approximately three percent per annum.

We anticipate that our 2015 capital expenditures will be between $11 million and $14 million. We expect our effective tax rate to be between 42 percent and 44 percent.

The aforementioned financial outlook for 2015 does not include the impact from any other acquisitions that we may complete during 2015.

SELECTED QUARTERLY OPERATING RESULTS

The following tables set forth selected statements of income data for each of the eight quarters in the period ended December 31, 2014. The information for each quarter has been prepared on the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.

Factors Affecting Quarterly Operating Results

Revenues from our subscription-based products are recognized ratably over the subscription term. Survey and research revenues are impacted by seasonal factors resulting from the volume, timing, and frequency of survey cycles.

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$38,350	$42,476	$44,525	$45,339
Total operating costs and expenses	35,052	38,366	39,784	41,113

Income from operations	3,298	4,110	4,741	4,226

Net income	$1,947	$2,364	$3,436	$2,647

Net income per share (1):
Basic	$0.07	$0.09	$0.12	$0.10

Diluted	$0.07	$0.08	$0.12	$0.09

Weighted average shares of common stock outstanding:
Basic	27,453	27,567	27,605	27,655

Diluted	27,906	28,044	28,047	28,095

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$29,646	$31,919	$33,659	$37,050
Total operating costs and expenses	26,473	27,813	29,780	33,541

Income from operations	3,173	4,106	3,879	3,509

Net income	$1,941	$2,422	$2,296	$1,760

Net income per share (1):
Basic	$0.07	$0.09	$0.08	$0.06

Diluted	$0.07	$0.09	$0.08	$0.06

Weighted average shares of common stock outstanding:
Basic	26,340	26,722	27,085	27,264

Diluted	27,409	27,649	27,735	27,858

(1) – Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the full year.

Liquidity and Capital Resources

Net cash provided by operating activities increased by $7.2 million, or 26.6%, to $34.3 million during 2014 from $27.1 million during 2013. Our primary sources of cash were generated from receipts from the sales of our products and services. The number of days sales outstanding (DSO) was 63 days for 2014 and 56 days for 2013. This increase resulted from an overall increase in our accounts receivable balances compared to the prior year and slower payment patterns from certain customers. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The primary uses of cash to fund our operations include personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $15.5 million during 2014 and $15.0 million during 2013. During 2014, the Company purchased $44.3 million of marketable securities, utilized $12.3 million (net of cash acquired) for business combinations, spent $5.7 million for capitalized software development, purchased $4.5 million of property and equipment, and made $1.3 million in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $52.6 million. During 2013, the Company purchased $86.1 million of marketable securities, utilized $7.6 million (net of cash acquired) for business combinations, spent $4.3 million for capitalized software development, purchased $4.4 million of property and equipment, and made $0.3 million in non-marketable equity investments. These uses of cash were partially offset by maturities and sales of marketable securities of $87.7 million.

Cash provided by financing activities was approximately $3.7 million during 2014 and $6.1 million during 2013. The primary source of cash from financing activities for 2014 and 2013 resulted from proceeds from the exercise of employee stock options. The primary uses of cash for 2014 and 2013 resulted from earn-out payments associated with prior business combinations, and the payment of payroll taxes associated with the issuance of shares from the vesting of RSUs. In addition, the Company recognized excess tax benefits from equity awards of $3.2 million and $3.7 million in 2014 and 2013, respectively.

Revenues increased and operating income improved over the prior year, and our balance sheet reflects positive working capital of $97.4 million at December 31, 2014 compared to $90.9 million at December 31, 2013. The increase in working capital primarily resulted from increases in cash and investment balances and accounts receivable. At December 31, 2014, the Company’s primary source of liquidity was $121.0 million of cash and cash equivalents and marketable securities. The Company also has a $50.0 million revolving credit facility loan agreement, all of which was available at December 31, 2014. Taking into consideration the pending acquisition of HealthLine Systems for $88.0 million in cash, which is expected to close in the first quarter of 2015, our working capital, cash, and investments balances will decline significantly from balances reported as of December 31, 2014. We anticipate funding the acquisition with $60.0 million in cash and borrowing $28.0 million under our revolving credit facility.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for the HealthLine Systems acquisition, working capital, new product development and capital expenditures for at least the next 12 months. Over the past nine years, we have utilized our federal and state net operating loss carryforwards to offset taxable income, therefore reducing our income tax liabilities. We anticipate our remaining net operating loss carryforwards will become fully utilized during 2015. Our actual tax payments are expected to increase significantly once the net operating loss carryforwards are fully utilized.

Our growth strategy includes acquiring businesses that provide complementary product and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, if we were to borrow against our revolving credit facility, our debt capacity would be dependent on the covenant values at the time of borrowing. As of December 31, 2014, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements primarily consist of operating leases, contractual obligations, and our revolving credit facility, which is described further in Note 13 to the Company’s consolidated financial statements contained elsewhere in this report.

The following table presents a summary of future anticipated payments due by the Company under contractual obligations with firm minimum commitments as of December 31, 2014, excluding amounts already recorded in the Consolidated Balance Sheets (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	$3,111	$3,093	$1,454	$2,856	$10,514
Purchase obligations	651	—	—	—	651

Total	$3,762	$3,093	$1,454	$2,856	$11,165

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2014, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $121.0 million at December 31, 2014. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $60,000.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

HealthStream, Inc.

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HealthStream, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

HealthStream, Inc.

We have audited HealthStream, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). HealthStream, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, HealthStream, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of HealthStream, Inc. and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 27, 2015

HEALTHSTREAM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$81,995	$59,537
Marketable securities	38,973	48,659
Accounts receivable, net of allowance for doubtful accounts of $331 and $211 at December 31, 2014 and 2013, respectively	33,167	25,314
Accounts receivable - unbilled	1,678	1,392
Prepaid royalties, net of amortization	13,030	8,857
Other prepaid expenses and other current assets	5,768	3,365

Total current assets	174,611	147,124
Property and equipment:
Equipment	25,133	21,631
Leasehold improvements	5,860	5,521
Furniture and fixtures	4,554	3,854

	35,547	31,006
Less accumulated depreciation and amortization	(26,105)	(21,968)

	9,442	9,038

Capitalized software development, net of accumulated amortization of $18,114 and $13,910 at December 31, 2014 and 2013, respectively	12,706	11,077
Goodwill	41,914	35,746
Intangible assets, net of accumulated amortization of $13,834 and $11,389 at December 31, 2014 and 2013, respectively	14,795	8,870
Non-marketable equity investments	1,757	497
Other assets	2,037	242

Total assets	$257,262	$212,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,753	$2,311
Accrued royalties	9,255	8,435
Accrued liabilities	7,224	5,684
Accrued compensation and related expenses	2,311	1,614
Deferred revenue	53,716	38,168

Total current liabilities	77,259	56,212

Deferred tax liabilities, noncurrent	5,838	6,173
Deferred revenue, noncurrent	3,657	—
Other long term liabilities	2,649	776
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 27,677 and 27,327 shares issued and outstanding at December 31, 2014 and 2013, respectively	174,926	166,888
Accumulated deficit	(7,030)	(17,424)
Accumulated other comprehensive loss	(37)	(31)

Total shareholders’ equity	167,859	149,433

Total liabilities and shareholders’ equity	$257,262	$212,594

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended December 31,
	2014	2013	2012

Revenues, net	$170,690	$132,274	$103,732
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	74,145	55,605	41,658
Product development	16,463	11,757	8,610
Sales and marketing	29,867	24,052	19,892
Other general and administrative expenses	22,909	18,342	13,452
Depreciation and amortization	10,931	7,852	6,661

Total operating costs and expenses	154,315	117,608	90,273

Income from operations	16,375	14,666	13,459

Other income, net	146	176	118

Income before income tax provision	16,521	14,842	13,577
Income tax provision	6,127	6,424	5,932

Net income	$10,394	$8,418	$7,645

Net income per share:
Basic	$0.38	$0.31	$0.29

Diluted	$0.37	$0.30	$0.28

Weighted average shares of common stock outstanding:
Basic	27,570	26,853	26,128

Diluted	28,023	27,663	27,507

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2014	2013	2012

Net income	$10,394	$8,418	$7,645

Other comprehensive income, net of taxes:
Unrealized gain (loss) on marketable securities	(6)	(49)	25

Total other comprehensive income (loss)	(6)	(49)	25

Comprehensive income	$10,388	$8,369	$7,670

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at December 31, 2011	25,896	$154,409	$(33,487)	$(7)	$120,915
Net income	—	—	7,645	—	7,645
Comprehensive income	—	—	—	25	25
Issuance of common stock in acquisitions	56	1,541	—	—	1,541
Stock based compensation	—	1,136	—	—	1,136
Tax benefits from equity awards	—	111	—	—	111
Common stock issued under stock plans, net of shares withheld for employee taxes	281	823	—	—	823

Balance at December 31, 2012	26,233	158,020	(25,842)	18	132,196
Net income	—	—	8,418	—	8,418
Comprehensive loss	—	—	—	(49)	(49)
Issuance of common stock in acquisition	15	534	—	—	534
Stock based compensation	—	1,458	—	—	1,458
Tax benefits from equity awards	—	3,722	—	—	3,722
Common stock issued under stock plans, net of shares withheld for employee taxes	1,079	3,154	—	—	3,154

Balance at December 31, 2013	27,327	166,888	(17,424)	(31)	149,433
Net income	—	—	10,394	—	10,394
Comprehensive loss	—	—	—	(6)	(6)
Issuance of common stock in acquisition	82	2,246	—	—	2,246
Stock based compensation	—	1,625	—	—	1,625
Tax benefits from equity awards	—	3,234	—	—	3,234
Common stock issued under stock plans, net of shares withheld for employee taxes	268	933	—	—	933

Balance at December 31, 2014	27,677	$174,926	$(7,030)	$(37)	$167,859

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$10,394	$8,418	$7,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,931	7,852	6,661
Deferred income taxes	1,324	2,506	5,601
Stock based compensation expense	1,625	1,458	1,136
Excess tax benefits from equity awards	(3,234)	(3,722)	(111)
Provision for doubtful accounts	237	115	120
Loss on non-marketable equity investments	65	37	16
Other	1,394	1,660	722
Changes in assets and liabilities, net of business combinations:
Accounts and unbilled receivables	(6,690)	(10,056)	1,227
Prepaid royalties	(4,174)	(5,119)	(329)
Other prepaid expenses and other current assets	(2,022)	(1,207)	(537)
Other assets	(1,761)	105	(15)
Accounts payable	2,442	1,254	(1,529)
Accrued royalties	820	3,399	1,579
Accrued liabilities, accrued compensation and related expenses, and other long-term liabilities	5,434	5,593	542
Deferred revenue	17,471	14,761	(198)

Net cash provided by operating activities	34,256	27,054	22,530

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(12,298)	(7,560)	(9,901)
Proceeds from sales of marketable securities	—	5,062	—
Proceeds from maturities of marketable securities	52,625	82,661	78,075
Purchases of marketable securities	(44,341)	(86,139)	(118,176)
Payments to acquire equity method investments	(325)	(300)	(250)
Payments to acquire cost method investments	(1,000)	—	—
Payments associated with capitalized software development	(5,658)	(4,267)	(4,435)
Purchases of property and equipment	(4,544)	(4,444)	(4,316)

Net cash used in investing activities	(15,541)	(14,987)	(59,003)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,094	3,318	823
Taxes paid related to net settlement of equity awards	(161)	(164)	—
Excess tax benefits from equity awards	3,234	3,722	111
Payment of earn-outs related to business combinations	(424)	(771)	—

Net cash provided by financing activities	3,743	6,105	934

Net increase (decrease) in cash and cash equivalents	22,458	18,172	(35,539)
Cash and cash equivalents at beginning of year	59,537	41,365	76,904

Cash and cash equivalents at end of year	$81,995	$59,537	$41,365

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$56	$51	$61

Income taxes paid	$1,641	$371	$427

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in connection with business combinations	$2,246	$534	$1,541

Acquisition of content rights in exchange for future services	$—	$—	$500

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

Revenue recognized from software and other arrangements is allocated to each element of the arrangement based on the relative fair values of the elements. While elements include software products and post contract customer support, the fair value of each element is based on vendor specific objective evidence (VSOE). If fair value cannot be determined for each element of the arrangement, all revenue from the arrangement is deferred until fair value can be determined or until all elements of the arrangement are delivered and customer acceptance has occurred. Sales of the Company’s SaaS-based workforce development platform products include customer support, implementation services, and training; therefore all revenues are deferred until the SaaS-based product is implemented, at which time revenues are recognized ratably over the subscription service period. In the event that circumstances occur, which give rise to uncertainty regarding the collectibility of contracted amounts, revenue recognition is suspended until such uncertainty is resolved. Fees for these services are billed on either a monthly, quarterly, or annual basis.

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

Revenues derived from the license of installed software products are recognized upon shipment or installation of the software, when VSOE of the fair value of the software license can be established. Software support and maintenance revenues are recognized ratably over the term of the related agreement.

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

Deferred Revenue

Deferred revenue represents amounts, which have been billed or collected in advance of revenue recognition, and is recognized as the revenue recognition criteria are met. The Company typically invoices customers in quarterly, bi-annual, or annual installments, and occasionally customers will pay for multi-year contracts in advance.

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

Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense for the years ended December 31, were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Allowance Balance at End of Period
2014	$211	$237	$(117)	$331
2013	$142	$115	$(46)	$211
2012	$149	$120	$(127)	$142

Capitalized Software Development

Capitalized software development is stated on the basis of cost, and is presented net of accumulated amortization. The Company capitalizes costs incurred during the software development phase for projects when such costs are material. These assets are amortized using the straight-line method, generally ranging between one to five years. The Company capitalized approximately $5.7 million and $4.3 million during 2014 and 2013, respectively. Maintenance and operating costs are expensed as incurred. As of December 31, 2014 and 2013, there were no capitalized internal development costs for computer software developed for resale.

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

At December 31, 2014, the fair value measurement amounts for assets consisted of marketable securities which are classified as available for sale. The carrying amounts reported in the consolidated balance sheets approximate the fair value of the Company’s marketable securities based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. At December 31, 2014 and 2013, the Company did not have any financial liabilities that were subject to fair value measurements.

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives, except for assets under capital leases and leasehold improvements, which are amortized over the shorter of the estimated useful life or their respective lease term. Depreciation and amortization of property and equipment totaled $4.1 million and $3.3 million for the years ended December 31, 2014 and 2013, respectively.

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

As of December 31, 2014 intangible assets with remaining unamortized balances include contract rights and customer relationships, internally-developed technology and patents, non-competition agreements, and trade names. These intangible assets are considered to have definite useful lives and are being amortized on a straight line basis over periods typically ranging between five and ten years. The weighted average amortization period for definite lived intangible assets as of December 31, 2014 was 8.7 years. Intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable. There were no impairments identified or recorded for the years ended December 31, 2014, 2013, or 2012.

Long-Lived Assets

Long-lived assets to be held for use are reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate that an impairment of long-lived assets held for use is present. The Company measures any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates whether the carrying value of long-lived assets, including property and equipment, capitalized software development, other assets and intangible assets will be recoverable. There were no impairments identified or recorded for the years ended December 31, 2014, 2013, or 2012.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-Marketable Equity Investments

Non-marketable equity investments are accounted for using the equity method when the Company can exercise significant influence over the investee. Investments for which the Company is not able to exercise significant influence over the investee are accounted for under the cost method. The proportionate share of income or loss from equity method investments are recorded under the caption “other income, net” in the accompanying consolidated statements of income.

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

Income Taxes

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of December 31, 2014, the Company had established a valuation allowance of $0.4 million for the portion of its net deferred tax assets that are not more likely than not expected to be realized.

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

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2014, 2013, and 2012 was approximately $663,000, $408,000, and $349,000, respectively.

Shipping and Handling Costs

Shipping and handling costs that are associated with our products and services are included in cost of revenues.

Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income per share to the extent these shares are dilutive. Common equivalent shares that have an anti-dilutive effect on diluted net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2014, 2013, and 2012.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk and Significant Customers

The Company places its temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits.

The Company sells its products and services to various companies in the healthcare industry that are located in the United States. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from customers. The Company did not have any single customer representing over 10% of net revenues during 2014, 2013, or 2012.

Stock Based Compensation

As of December 31, 2014, the Company maintains two stock based compensation plans, which are described in Note 10. The Company accounts for stock based compensation using the fair-value based method for costs related to share-based payments, including stock options and restricted share units. The Company uses the Black Scholes option pricing model for calculating the fair value of option awards issued under its stock based compensation plan. The Company measures compensation cost of restricted share units based on the closing fair market value of the Company’s stock on the date of grant. Stock based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period. The Company recognizes tax benefits from stock based compensation if an excess tax benefit is realized. Excess tax benefits are recorded as an increase to common stock when realized.

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

2. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of December 31, 2014 and 2013 was approximately 27.7 million and 27.3 million, respectively.

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

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ended December 31, 2014 (in thousands, except per share amounts):

	2014	2013	2012
Numerator:
Net income	$10,394	$8,418	$7,645

Denominator:
Weighted-average shares outstanding	27,570	26,853	26,128
Effect of dilutive shares	453	810	1,379

Weighted-average diluted shares	28,023	27,663	27,507

Basic earnings per share	$0.38	$0.31	$0.29

Diluted earnings per share	$0.37	$0.30	$0.28

Potentially dilutive shares representing approximately 70,000, 70,000, and 105,000 shares of common stock for 2014, 2013, and 2012, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

4. MARKETABLE SECURITIES

At December 31, 2014 and 2013, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$6,278	$—	$—	$6,278
Corporate debt securities	32,732	—	(37)	32,695

Subtotal	39,010	—	(37)	38,973

Total	$39,010	$—	$(37)	$38,973

	December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$2,260	$—	$—	$2,260
Corporate debt securities	46,430	—	(31)	46,399

Subtotal	48,690	—	(31)	48,659

Total	$48,690	$—	$(31)	$48,659

The carrying amounts reported in the consolidated balance sheet approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of December 31, 2014, the Company does not consider any of its marketable securities to be other than temporarily impaired. During 2013, the Company recorded realized gains of approximately $5,000 from sales of marketable securities. All investments in marketable securities are classified as a current asset on the balance sheet because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS

On June 29, 2012, the Company acquired all of the stock of Decision Critical, Inc., (DCI) an Austin, Texas based company that specializes in learning and competency management products for acute-care hospitals. The Company acquired DCI to further advance its suite of workforce development solutions. The consideration paid for DCI consisted of approximately $3.4 million in cash and 22,124 shares of our common stock. Also, the Company may make additional payments of up to $300,000, contingent upon achievement of certain financial targets and business outcomes within a three year period after the closing date. As of December 31, 2014, approximately $188,000 of these contingent payments have been paid to the former DCI shareholders. The Company incurred approximately $203,000 in transaction costs associated with the DCI acquisition, which are included on the accompanying consolidated statements of income under the caption “other general and administrative.” In allocating the purchase price, the Company recorded approximately $2.9 million of goodwill, $1.5 million of identifiable intangible assets, $291,000 of net tangible assets and $456,000 of deferred tax liabilities. The goodwill balance is primarily attributed to assembled workforce, expanded market opportunities from DCI’s workforce development products, and expected synergies from integrating DCI’s products into our platform. The goodwill balance is not deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which in accordance with US GAAP, was adjusted down from a book value of $548,000 to an estimated fair value of $356,000. The deferred revenue recorded represents the estimated fair value of the contractual obligation assumed as of the acquisition date. The $192,000 write-down of deferred revenue resulted in lower revenues than would have otherwise been recognized for such services. The results of operations for DCI have been included in the Company’s consolidated financial statements from the date of acquisition, and are included in the HealthStream Workforce Development Solutions segment.

On October 19, 2012, the Company acquired all of the stock of Sy.Med Development, Inc. (Sy.Med), a Brentwood, Tennessee based company that specializes in credentialing related software products for healthcare providers. The Company acquired Sy.Med to further advance its suite of workforce development solutions. The consideration paid for Sy.Med consisted of approximately $7.4 million in cash and 34,060 shares of our common stock. The Company also made approximately $1.25 million of earn-out payments for achievement of certain financial targets and business outcomes. The Company incurred approximately $165,000 in transaction costs associated with the Sy.Med acquisition, which are included on the accompanying consolidated statements of income under the caption “other general and administrative.” In allocating the purchase price, the Company recorded approximately $5.4 million of goodwill, $6.5 million of identifiable intangible assets, $294,000 of net tangible assets and $2.8 million of deferred tax liabilities. The goodwill balance is primarily attributed to assembled workforce, additional market opportunities of Sy.Med’s credentialing software, and expected synergies from integrating Sy.Med’s products into our platform. The goodwill balance is not deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value of $1.1 million to an estimated fair value of $229,000. The $916,000 write-down of deferred revenue resulted in lower revenues than would have otherwise been recognized for such services. The results of operations for Sy.Med have been included in the Company’s consolidated financial statements from the date of acquisition, and are included in the HealthStream Workforce Development Solutions segment.

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

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS (continued)

On March 3, 2014, the Company acquired all of the stock of Health Care Compliance Strategies, Inc. (HCCS), a Jericho, New York based company that specializes in healthcare compliance solutions and services. The Company acquired HCCS to further advance its suite of workforce development solutions, including its offering of compliance solutions. The consideration paid for HCCS consisted of approximately $12.8 million in cash (taking into account a working capital adjustment) and 81,614 shares of our common stock. The Company may make additional payments of up to $750,000, contingent upon the achievement of certain performance milestones within one year post-closing. The Company incurred approximately $515,000 in transaction costs associated with the acquisition, of which $365,000 were incurred during the nine months ended September 30, 2014 and $150,000 were incurred during the year ended December 31, 2013. The transaction costs were recorded in other general and administrative expenses in the consolidated statements of income. In allocating the purchase price, the Company recorded approximately $6.2 million of goodwill, $8.4 million of identifiable intangible assets, $2.6 million of tangible assets, $625,000 of deferred tax assets, and $2.7 million of liabilities. Included in the recorded liabilities is an accrual for contingent consideration of approximately $600,000. The goodwill balance is primarily attributed to assembled workforce, additional market opportunities of HCCS’s compliance solutions, and expected synergies from integrating HCCS’s products into our platform. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $3.2 million to an estimated fair value of $1.7 million. The $1.5 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services. The results of operations for HCCS have been included in the Company’s consolidated financial statements from the date of acquisition, and are also included in the HealthStream Workforce Development Solutions segment.

During the second quarter of 2014, the Company determined the presentation of contingent consideration payments, or earn-outs, in connection with business combinations should be classified as a financing activity within the Consolidated Statement of Cash Flows. The Company previously classified such payments as an operating activity within the Consolidated Statement of Cash Flows. The Company has adjusted the Consolidated Statement of Cash Flows for the year ended December 31, 2013 and all prior interim periods affected. The Company considers the adjustments to all periods listed below to be an immaterial correction of an error.

The effect of the immaterial adjustments on the Consolidated Statement of Cash Flows for the respective periods listed below is as follows (in thousands):

	Previously Reported	Adjustments	Adjusted

Consolidated Statement of Cash Flows
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

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL

Goodwill is evaluated for impairment at least annually to determine whether it is more likely than not that the fair value of the reporting units exceed their carrying value. If this assessment concludes that is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Qualitative factors are considered for this assessment, such as, financial performance, industry and market comparables, and other factors affecting the reporting unit. If the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting units using both income and market based models. Under these methods, the technique used to determine fair value is sensitive to estimates and assumptions associated with cash flow from operations and its growth, discount rates, and reporting unit terminal values. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of each year and as changes in facts and circumstances indicate impairment exists. During the annual impairment evaluation in the fourth quarter of 2014 and 2013, the results of our assessment indicated goodwill was not impaired.

During 2014, the Company acquired Health Care Compliance Strategies, Inc., and during 2013, the Company acquired Baptist Leadership Group. The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Workforce Development	Research/Patient Experience	Total
Balance at January 1, 2014	$11,592	$24,154	$35,746
Acquisition of Health Care Compliance Strategies, Inc.	6,168	—	6,168

Balance at December 31, 2014	$17,760	$24,154	$41,914

	Workforce Development	Research/Patient Experience	Total
Balance at January 1, 2013	$11,459	$17,840	$29,299
Acquisition of Sy.Med Development, Inc.	133	—	133
Acquisition of Baptist Leadership Group	—	6,314	6,314

Balance at December 31, 2013	$11,592	$24,154	$35,746

7. INTANGIBLE ASSETS

All intangible assets are considered to have finite useful lives. Customer related intangibles are amortized over their estimated useful lives ranging from eight to ten years. Other intangible assets include non-competition agreements, technology and patents, and trade names, and are being amortized over periods ranging from five to nine years. Amortization of intangible assets was approximately $2.4 million, $1.5 million, and $1.1 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Identifiable intangible assets are comprised of the following (in thousands):

	As of December 31, 2014			As of December 31, 2013
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer related	$23,329	$(11,880)	$11,449	$16,889	$(10,145)	$6,744
Other	5,300	(1,954)	3,346	3,370	(1,244)	2,126

Total	$28,629	$(13,834)	$14,795	$20,259	$(11,389)	$8,870

The expected future annual amortization expense for the years ending December 31, is as follows (in thousands):

2015	$2,263
2016	2,174
2017	2,097
2018	1,986
2019	1,616
Thereafter	4,659

Total	$14,795

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, gains and losses from equity investments, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	2014	2013	2012
Revenues, net:
Workforce Development	$138,789	$103,820	$78,566
Research/Patient Experience	31,901	28,454	25,166

Total revenues, net	$170,690	$132,274	$103,732

	2014	2013	2012
Income from operations:
Workforce Development	$36,200	$28,480	$23,418
Research/Patient Experience	810	2,819	2,399
Unallocated	(20,635)	(16,633)	(12,358)

Total income from operations	$16,375	$14,666	$13,459

	Assets *			Purchases of long-lived assets			Depreciation and amortization
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Workforce Development	$92,092	$60,013	$46,693	$7,379	$6,310	$5,264	$5,496	$3,512	$2,877
Research/Patient Experience	34,536	34,727	23,978	1,277	726	1,019	1,272	1,068	1,179
Unallocated	130,634	117,814	103,857	1,546	1,675	2,468	4,163	3,272	2,605

Total	$257,262	$212,594	$174,528	$10,202	$8,711	$8,751	$10,931	$7,852	$6,661

*	Segment assets include accounts and unbilled receivables, prepaid royalties, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

9. INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current federal	$3,198	$2,474	$58
Current state	1,605	1,444	273
Deferred federal	1,092	2,315	4,804
Deferred state	232	191	797

Provision for income taxes	$6,127	$6,424	$5,932

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of income is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal tax provision at the statutory rate	$5,782	$5,194	$4,751
State income tax provision, net of federal benefit	1,350	898	974
Tax credits	(1,160)	(54)	—
Change in state valuation allowance	37	231	—
Other	118	155	207

Provision for income taxes	$6,127	$6,424	$5,932

Management periodically assesses the realizability of its deferred tax assets, and to the extent that a recovery is not likely, a valuation allowance is established to reduce the deferred tax asset to the amount estimated to be recoverable. At December 31, 2014, a valuation allowance of $0.4 million exists.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (continued)

As of December 31, 2014, the Company had federal and state net operating loss carryforwards of $7.8 million and $11.2 million, respectively. These loss carryforwards will expire in years 2015 through 2024. The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years 2011 through 2014. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2011 are also subject to examination and adjustment. The Company has no income tax examinations in process. The Company has research and development tax credit carryforwards of $2.0 million that expire in varying amounts through 2033. As of December 31, 2014, the Company had alternative minimum tax credit carryforwards of $791,000 that are available to offset future regular tax liabilities and they do not expire.

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2014 and 2013, are as follows (in thousands):

	December 31,
	2014	2013
Balance at beginning of year	$167	$—
Additions for tax positions in the current year	2,168	167
Reductions for tax positions of prior years	(167)	—

Balance at end of year	$2,168	$167

The Company recognized approximately $125,000 and $2,000 for interest and penalties related to unrecognized tax benefits within the provision for income taxes during the years ended December 31, 2014 and 2013, respectively.

If recognized, approximately $278,000 of the unrecognized tax benefits at December 31, 2014, would reduce the Company’s effective tax rate. The Company estimates that it is reasonably possible the liability for unrecognized tax benefits could decrease up to $1.7 million within the next 12 months, as it expects to file a change in tax accounting method with the IRS for tangible property and deferred revenue.

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$134	$84
Accrued liabilities	1,565	1,225
Tax credits	791	702
Stock based compensation	1,015	966
Deferred revenue	616	—
Depreciation	715	—
Net operating loss carryforwards	355	1,256

Total deferred tax assets	5,191	4,233
Less: Valuation allowance	(355)	(1,325)

Deferred tax assets, net of valuation allowance	4,836	2,908

Deferred tax liabilities:
Deductible goodwill	2,369	2,020
Nondeductible intangible assets	2,171	2,677
Prepaid assets	1,602	781
Capitalized software development	3,836	2,910
Depreciation	—	341
Basis difference on investments	343	533

Total deferred tax liabilities	10,321	9,262

Net deferred tax liabilities	$(5,485)	$(6,354)

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK BASED COMPENSATION

Stock Incentive Plans

The Company’s 2010 Stock Incentive Plan (2010 Plan) and 2000 Stock Incentive Plan (2000 Plan; collectively, the 2010 Plan and the 2000 Plan referred to as the Plan) authorize the grant of options, restricted share units (RSU), or other forms of stock based compensation to employees, officers, directors and others, and such grants must be approved by the Compensation Committee of the Board of Directors. Options granted under the Plan have terms of no more than ten years, with certain restrictions. The Plan allows the Compensation Committee of the Board of Directors to determine the vesting period and parameters of each grant. The vesting period of the options and RSUs granted has historically ranged from immediate vesting to annual vesting up to four years, beginning one year after the grant date. As of December 31, 2014, approximately 723,000 shares of unissued common stock remained reserved for future stock incentive grants under the Plan. The Company issues new shares of common stock when options are exercised or when RSUs become vested.

Stock Option Activity

A summary of activity and various other information relative to stock options for the year ended December 31, 2014 is presented in the tables below (in thousands, except exercise price).

	Common Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	837	$5.73
Granted	—	—
Exercised	(238)	4.59
Expired	—	—
Forfeited	(3)	7.66

Outstanding at end of period	596	$6.18	$13,894

Exercisable at end of period.	532	$5.97	$12,495

The aggregate intrinsic value for stock options in the table above represents the total difference between the Company’s closing stock price on December 31, 2014 (the last trading day of the year) of $29.48 and the option exercise price, multiplied by the number of in-the-money options as of December 31, 2014. The weighted average remaining contractual term of options outstanding at December 31, 2014 was 3.2 years. Options exercisable at December 31, 2014 have a weighted average remaining contractual term of 3.1 years.

Other information relative to option activity during the three years ended December 31, 2014 is as follows (in thousands):

	2014	2013	2012
Total grant date fair value of stock options vested	$630	$723	$878

Total intrinsic value of stock options exercised	$5,912	$25,846	$4,992

Cash proceeds from exercise of stock options	$1,094	$3,318	$823

Restricted Share Unit Activity

A summary of activity relative to RSUs for the year ended December 31, 2014 is follows (in thousands, except weighted average grant date fair value):

	Number of RSU’s	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	137	$22.53
Granted	71	28.64
Vested	(35)	22.57
Forfeited	(9)	24.85

Outstanding at end of period	164	$25.04	$4,839

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK BASED COMPENSATION (continued)

The aggregate fair value of RSU awards that vested in 2014, as of the respective vesting dates, was approximately $1.1 million. A portion of RSUs that vested in 2014 and 2013 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for RSUs during 2014 and 2013 were 5,327 and 2,210, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. One stock option exercise was net-share settled during 2013, resulting in 7,606 shares withheld for settlement of employee tax obligations. Total payments related to RSUs and stock options for the employees’ tax obligations to taxing authorities were approximately $161,000 in 2014 and $164,000 in 2013, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Stock Based Compensation

Total stock based compensation expense recorded for the three years ended December 31, 2014, which is recorded in our Consolidated Statements of Income, is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of revenues (excluding depreciation and amortization)	$86	$81	$45
Product development	201	144	133
Sales and marketing	224	175	151
Other general and administrative	1,114	1,058	807

Total stock based compensation expense	$1,625	$1,458	$1,136

The Company amortizes the fair value of all stock based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally is the vesting period. As of December 31, 2014, total unrecognized compensation expense related to non-vested stock options and RSUs was approximately $2.7 million, net of estimated forfeitures, with a weighted average expense recognition period remaining of 2.4 years. The Company realized approximately $3.2 million of excess tax benefits during the year ended December 31, 2014, which was recorded as an increase to common stock.

Stock based compensation cost for RSUs is measured based on the closing fair market value of the Company’s stock on the date of grant. Stock based compensation cost for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The Company did not grant any stock options during 2014, 2013 or 2012.

11. EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, subject to IRS limitations. The Company elected to provide eligible employees with matching contributions totaling approximately $274,000 for the year ended December 31, 2014.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. DEBT

At December 31, 2014 and 2013, the Company had no debt outstanding.

Revolving Credit Facility

The Company maintains a Loan Agreement (the “Revolving Credit Facility”) with SunTrust Bank (“SunTrust”) in the aggregate principal amount of $50.0 million, which matures on November 24, 2017. Under the Revolving Credit Facility, the Company may borrow up to $50.0 million, which includes a $5.0 million swing line subfacility, as well as an accordion feature that allows the Company to increase the Revolving Credit Facility by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The Revolving Credit Facility includes a $5.0 million letter of credit subfacility. The obligations under the Revolving Credit Facility are guaranteed by each of the Company’s subsidiaries. At the Company’s election, the borrowings under the Revolving Credit Facility bear interest at either (1) a rate per annum equal to the highest of SunTrust’s prime rate or 0.5% in excess of the Federal Funds Rate or 1.0% in excess of one-month LIBOR (the “Base Rate”), plus an applicable margin, or (2) the one, two, three, or six-month per annum LIBOR for deposits in the applicable currency (the “Eurocurrency Rate”), as selected by the Company, plus an applicable margin. The applicable margin for Eurocurrency Rate loans depends on the Company’s funded debt leverage ratio and varies from 1.50% to 2.00%. The applicable margin for Base Rate loans depends on the Company’s funded debt leverage ratio and varies from 0.50% to 1.50%. Commitment fees and letter of credit fees are also payable under the Revolving Credit Facility. Principal is payable in full at maturity on November 24, 2017, and there are no scheduled principal payments prior to maturity. The Company is required to pay a commitment fee ranging between 20 and 30 basis points per annum of the average daily unused portion of the revolving credit facility, depending on the Company’s funded debt leverage ratio.

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

In addition, the Revolving Credit Facility requires the Company to meet certain financial tests, including, without limitation:

•	a funded debt leverage ratio (consolidated debt/consolidated EBITDA) of not greater than 3.0 to 1.0; and

•	an interest coverage ratio (consolidated EBITDA/consolidated interest expense) of not less than 3.0 to 1.0.

As of December 31, 2014, the Company was in compliance with all covenants. There were no balances outstanding on the revolving credit facility as of December 31, 2014.

13. LEASES

The Company has non-cancellable operating leases primarily for office space and office equipment. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. The Company accounts for these leases by recognizing rent expense on a straight-line basis and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The Company also leases certain office equipment under operating leases. Total rent expense under all operating leases was approximately $3.1 million, $2.4 million, and $2.2 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

Future rental payment commitments at December 31, 2014 under non-cancelable operating leases, with initial terms of one year or more, are as follows (in thousands):

2015	$3,111
2016	1,973
2017	1,120
2018	747
2019	707
Thereafter	2,856

Total minimum lease payments	$10,514

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LITIGATION

In the ordinary course of business, the Company is from time to time involved in various legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company’s management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

15. SUBSEQUENT EVENT

On February 12, 2015, the Company entered into a definitive agreement to acquire all of the stock of HealthLine Systems, Inc. (HealthLine Systems) a San Diego, California based company that specializes in healthcare credentialing, privileging, and quality management software services. The acquisition of HealthLine Systems will enable the Company to provide a comprehensive, SaaS-based solution set for healthcare provider credentialing, privileging, and enrollment in support of HealthStream’s approach to talent management for healthcare organizations. The consideration to be paid for HealthLine Systems consists of approximately $88.0 million in cash, subject to a post-closing working capital adjustment. The closing of the transaction is anticipated to occur in the first quarter of 2015 and is subject to customary closing conditions, including the expiration or early termination of the waiting period applicable to the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Following the closing of the transaction, the Company intends to combine HealthLine Systems with its Sy.Med business. Both HealthLine Systems and Sy.Med will continue to operate at their current locations in San Diego, California and Brentwood, Tennessee, respectively. In addition, Michael Sousa, senior vice president of business development, has been selected to serve as President for this business unit following the closing of the acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2014. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to directors of the Company and corporate governance is incorporated by reference from the information contained in our 2015 proxy statement for the 2015 Annual Meeting of Shareholders (2015 Proxy Statement) that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation

Incorporated by reference from the information contained in the Company’s 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information contained in the Company’s 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information contained in the Company’s 2015 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information contained in the Company’s 2015 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits

Number	Description

2.1(1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.2(2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

2.3(3)	Membership Interest Purchase Agreement, dated as of February 12, 2015, between HealthStream, Inc., Littrell Holdings, Inc., HealthLine Systems, Inc., the Shareholders of HealthLine Systems, Inc., and Dan Littrell in his individual capacity and as the Shareholders Representative.

3.1*	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

3.2*	Form of Amended and Restated Bylaws of HealthStream, Inc.

4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2*	Reference is made to Exhibits 3.1 and 3.2.

10.1^*	2000 Stock Incentive Plan, effective as of April 10, 2000

10.2^(7)	2010 Stock Incentive Plan, effective as of May 27, 2010

10.3^*	Form of Indemnification Agreement

10.4^(4)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

10.5^(5)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Employees)

10.6^(5)	Form of HealthStream, Inc. Incentive Stock Option Agreement (Employees)

10.7^(5)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Directors)

10.8^(6)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers)

10.9^(6)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director)

10.10(8)	Revolving Credit Agreement, dated November 24, 2014, by and among HealthStream, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent, issuing bank, and swingline lender

10.11^	Summary of Director and Executive Officer Compensation

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
^	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.
(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 13, 2015.
(4)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated June 1, 2010.
(6)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, dated March 31, 2012.
(7)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.
(8)	Incorporated by reference from exhibit field on our Current Report on Form 8-K, dated November 25, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February, 2015.

HEALTHSTREAM, INC.

By:	/s/ ROBERT A. FRIST, JR.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ ROBERT A. FRIST, JR.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 27, 2015
Robert A. Frist, Jr.

/s/ GERARD M. HAYDEN, JR.	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	February 27, 2015
Gerard M. Hayden, Jr.

/s/ THOMPSON DENT	Director	February 27, 2015
Thompson Dent

/s/ FRANK GORDON	Director	February 27, 2015
Frank Gordon

/s/ C. MARTIN HARRIS	Director	February 27, 2015
C. Martin Harris

/s/ JEFFREY L. MCLAREN	Director	February 27, 2015
Jeffrey L. McLaren

/s/ DALE POLLEY	Director	February 27, 2015
Dale Polley

/s/ LINDA REBROVICK	Director	February 27, 2015
Linda Rebrovick

/s/ MICHAEL SHMERLING	Director	February 27, 2015
Michael Shmerling

/s/ WILLIAM STEAD	Director	February 27, 2015
William Stead

/s/ DEBORAH TAYLOR TATE	Director	February 27, 2015
Deborah Taylor Tate

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Stock Purchase Agreement, dated as of March 28, 2005, by and among HealthStream, Inc., Mel B. Thompson and Data Management & Research, Inc.

2.2(2)	Stock Purchase Agreement, dated as of March 12, 2007, by and among HealthStream, Inc., The Jackson Organization, Research Consultants, Inc., David Jackson and the Jackson Charitable Remainder Trust

2.3(3)	Membership Interest Purchase Agreement, dated as of February 12, 2015, between HealthStream, Inc., Littrell Holdings, Inc., HealthLine Systems, Inc., the Shareholders of HealthLine Systems, Inc., and Dan Littrell in his individual capacity and as the Shareholders Representative

3.1*	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

3.2*	Form of Amended and Restated Bylaws of HealthStream, Inc.

4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2*	Reference is made to Exhibits 3.1 and 3.2.

10.1^*	2000 Stock Incentive Plan, effective as of April 10, 2000

10.2^(7)	2010 Stock Incentive Plan, effective as of May 27, 2010

10.3^*	Form of Indemnification Agreement

10.4^(4)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

10.5^(5)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Employees)

10.6^(5)	Form of HealthStream, Inc. Incentive Stock Option Agreement (Employees)

10.7^(5)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Directors)

10.8^(6)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers)

10.9^(6)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director)

10.10(8)	Revolving Credit Agreement, dated November 24, 2014, by and among HealthStream, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent, issuing bank, and swingline lender

10.11^	Summary of Director and Executive Officer Compensation

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
^	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 29, 2005.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated March 12, 2007.
(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 13, 2015.
(4)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated June 1, 2010.
(6)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, dated March 31, 2012.
(7)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.
(8)	Incorporated by reference from exhibit field on our Current Report on Form 8-K, dated November 25, 2014.