Form 10-Q
period 2015-03-31
HEALTHSTREAM INC
filed 2015-05-01
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of April 27, 2015, there were 27,784,427 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,764	$81,995
Marketable securities	29,611	38,973
Accounts receivable, net of allowance for doubtful accounts of $320 and $331 at March 31, 2015 and December 31, 2014, respectively	35,789	33,167
Accounts receivable - unbilled	1,242	1,678
Prepaid royalties, net of amortization	14,975	13,030
Deferred tax assets	2,575	354
Other prepaid expenses and other current assets	5,780	5,414

Total current assets	124,736	174,611
Property and equipment:
Equipment	27,563	25,133
Leasehold improvements	5,877	5,860
Furniture and fixtures	4,621	4,554

	38,061	35,547
Less accumulated depreciation and amortization	(27,238)	(26,105)

	10,823	9,442

Capitalized software development, net of accumulated amortization of $19,387 and $18,114 at March 31, 2015 and December 31, 2014, respectively	13,456	12,706
Goodwill	88,766	41,914
Intangible assets, net of accumulated amortization of $14,636 and $13,834 at March 31, 2015 and December 31, 2014, respectively	56,593	14,795
Non-marketable equity investments	2,753	1,757
Other assets	2,315	2,037

Total assets	$299,442	$257,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,904	$4,753
Accrued royalties	8,481	9,255
Accrued liabilities	9,728	7,224
Accrued compensation and related expenses	1,660	2,311
Deferred revenue	66,531	53,716

Total current liabilities	88,304	77,259

Debt, noncurrent	28,000	—
Deferred tax liabilities, noncurrent	5,547	5,838
Deferred revenue, noncurrent	3,855	3,657
Other long term liabilities	2,691	2,649
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 27,784 and 27,677 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	175,369	174,926
Accumulated deficit	(4,308)	(7,030)
Accumulated other comprehensive loss	(16)	(37)

Total shareholders’ equity	171,045	167,859

Total liabilities and shareholders’ equity	$299,442	$257,262

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Revenues, net	$47,156	$38,350
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	20,193	16,926
Product development	4,646	3,546
Sales and marketing	7,347	6,947
Other general and administrative expenses	6,927	5,232
Depreciation and amortization	3,253	2,401

Total operating costs and expenses	42,366	35,052

Income from operations	4,790	3,298

Other income, net	9	45

Income before income tax provision	4,799	3,343
Income tax provision	2,077	1,395

Net income	$2,722	$1,948

Earnings per share:
Basic	$0.10	$0.07

Diluted	$0.10	$0.07

Weighted average shares of common stock outstanding:
Basic	27,703	27,453

Diluted	28,068	27,906

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$2,722	$1,948

Other comprehensive income, net of taxes:
Unrealized gain on marketable securities	21	8

Total other comprehensive income	21	8

Comprehensive income	$2,743	$1,956

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2015

(In thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2014	27,677	$174,926	$(7,030)	$(37)	$167,859

Net income	—	—	2,722	—	2,722

Comprehensive income	—	—	—	21	21

Stock based compensation	—	409	—	—	409

Common stock issued under stock plans, net of shares withheld for employee taxes	107	34	—	—	34

Balance at March 31, 2015	27,784	$175,369	$(4,308)	$(16)	$171,045

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$2,722	$1,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,253	2,401
Deferred income taxes	—	1,395
Stock based compensation expense	409	384
Provision for doubtful accounts	7	70
Loss on non-marketable equity investments	3	—
Other	225	376
Changes in operating assets and liabilities:
Accounts and unbilled receivables	1,049	(5,107)
Prepaid royalties	(1,945)	(2,667)
Other prepaid expenses and other current assets	278	140
Other assets	(277)	26
Accounts payable	(2,849)	604
Accrued royalties	(774)	2,472
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	25	(1,447)
Deferred revenue	6,881	8,599

Net cash provided by operating activities	9,007	9,194

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(88,075)	(12,501)
Proceeds from maturities of marketable securities	9,165	18,517
Purchases of marketable securities	(7)	(13,176)
Payments to acquire equity method investments	(1,000)	(250)
Payments associated with capitalized software development	(2,023)	(1,464)
Purchases of property and equipment	(2,313)	(1,104)

Net cash used in investing activities	(84,253)	(9,978)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	247	449
Proceeds from borrowings under revolving line of credit facility	28,000	—
Payment of earn-outs related to business combinations	(19)	(5)
Taxes paid related to net settlement of equity awards	(213)	(152)

Net cash provided by financing activities	28,015	292

Net decrease in cash and cash equivalents	(47,231)	(492)
Cash and cash equivalents at beginning of period	81,995	59,537

Cash and cash equivalents at end of period	$34,764	$59,045

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with business combination	$—	$2,246

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet at December 31, 2014 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2014 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2015).

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

During the three months ended March 31, 2015 and 2014, the Company recorded a provision for income taxes of approximately $2.1 million and $1.4 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2015 and 2014 was 43.3% and 41.7%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences.

4. STOCK BASED COMPENSATION

The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options and restricted share units (RSUs). During the three months ended March 31, 2015, the Company issued 73,500 RSUs with a weighted average grant date fair value of $25.59 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the three months ended March 31, 2014, the Company issued 62,080 RSUs with a weighted average grant date fair value of $29.15 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recorded for the three months ended March 31, 2015 and 2014, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues (excluding depreciation and amortization)	$23	$17
Product development	46	44
Sales and marketing	53	47
Other general and administrative	287	276

Total stock based compensation expense	$409	$384

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect, was approximately 13,000 and 165,000 for the three months ended March 31, 2015 and 2014, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$2,722	$1,948

Denominator:
Weighted-average shares outstanding	27,703	27,453
Effect of dilutive shares	365	453

Weighted-average diluted shares	28,068	27,906

Basic earnings per share	$0.10	$0.07

Diluted earnings per share	$0.10	$0.07

6. MARKETABLE SECURITIES

At March 31, 2015 and December 31, 2014, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	March 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$6,285	$—	$—	$6,285
Corporate debt securities	23,342	—	(16)	23,326

Subtotal	29,627	—	(16)	29,611

Total	$29,627	$—	$(16)	$29,611

	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$6,278	$—	$—	$6,278
Corporate debt securities	32,732	—	(37)	32,695

Subtotal	39,010	—	(37)	38,973

Total	$39,010	$—	$(37)	$38,973

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of March 31, 2015, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the three months ended March 31, 2015 and 2014, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as a current asset on the balance sheet because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATIONS

HealthLine Systems

On March 16, 2015, the Company acquired all of the membership interests of HealthLine Systems, LLC (HLS), a San Diego, California based company that specializes in credentialing, privileging, call center, and quality management solutions for the healthcare industry. The acquisition of HLS will enable the Company to provide a comprehensive solution set for healthcare provider credentialing, privileging, enrollment, referral, onboarding, and analytics in support of HealthStream’s approach to talent management for healthcare organizations. The consideration paid for HLS consisted of approximately $88.1 million in cash (taking into account a working capital adjustment). The Company incurred approximately $1.3 million in transaction costs associated with the acquisition, of which $965,000 were incurred during the three months ended March 31, 2015 and $329,000 were incurred during the year ended December 31, 2014. The transaction costs were recorded in other general and administrative expenses in the condensed consolidated statement of income. The results of operations for HLS have been included in the Company’s condensed consolidated financial statements from the date of acquisition, and are also included in the HealthStream Provider Solutions segment.

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$81,379
Cash held in escrow	6,750

Total consideration paid	$88,129

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$54
Accounts receivable, net	3,243
Prepaid assets	689
Property and equipment	200
Deferred tax assets	2,513
Goodwill	46,852
Intangible assets	42,600
Accounts payable and accrued liabilities	(1,890)
Deferred revenue	(6,132)

Preliminary net assets acquired	$88,129

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets will be recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets, deferred tax assets, deferred revenue, and other liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available at the time of the acquisition. The preliminary fair values of assets acquired and liabilities assumed are subject to change during the measurement period (up to one year from the acquisition date) as we finalize the valuation of these items. Included in the preliminary assets and liabilities is an estimated indemnification asset of $500,000 and a contingent liability of $1.5 million, both are associated with tax liabilities. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering HLS’s products, and expected synergies from integrating HLS with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was preliminarily adjusted down from a book value at the acquisition date of $15.3 million to an estimated fair value of $6.1 million. The preliminary $9.2 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the preliminary components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Preliminary fair value	Useful life
Customer relationships	$38,000	12 years
Developed technology	3,700	5 years
Trade names	900	6 years

Total preliminary intangible assets subject to amortization	$42,600

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATIONS (continued)

The amounts of revenue and operating income (loss) of HLS included in the Company’s condensed consolidated statement of income from the date of acquisition of March 16, 2015 to the period ending March 31, 2015 are as follows (in thousands):

Total revenues	$342

Net loss	$(163)

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and HLS, which was significant for purposes of the unaudited pro forma financial information disclosure, as though the companies were combined as of January 1, 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Total revenues	$51,609	$40,251

Net income	$3,944	$830

Basic earnings per share	$0.14	$0.03

Diluted earnings per share	$0.14	$0.03

These unaudited pro forma combined results of operations include certain adjustments arising from the acquisition such as adjustment for amortization of intangible assets, depreciation of property and equipment, fair value adjustments of acquired deferred revenue balances, and interest expense associated with borrowings under a revolving credit facility by the Company to partially fund the acquisition. The unaudited pro forma combined results of operations is for informational purposes only and is not indicative of what the Company’s results of operations would have been had such transactions occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.

The unaudited pro forma financial information for the three months ended March 31, 2015 and 2014 combines the historical results of the Company and HLS for the three months ended March 31, 2015 and 2014, and the pro forma adjustments listed above.

Health Care Compliance Strategies

On March 3, 2014, the Company acquired all of the stock of Health Care Compliance Strategies, Inc. (HCCS), a Jericho, New York based company that specializes in healthcare compliance solutions and services. The Company acquired HCCS to further advance its suite of workforce development solutions, including its offering of compliance solutions. The consideration paid for HCCS consisted of approximately $12.8 million in cash (taking into account a working capital adjustment) and 81,614 shares of our common stock. The Company may make additional payments of up to $750,000, contingent upon the achievement of certain performance milestones within one year post-closing. The Company incurred approximately $515,000 in transaction costs associated with the acquisition, of which $365,000 were incurred during the year ended December 31, 2014 and $150,000 were incurred during the year ended December 31, 2013. The transaction costs were recorded in other general and administrative expenses in the consolidated statements of income. In allocating the purchase price, the Company recorded approximately $6.2 million of goodwill, $8.4 million of identifiable intangible assets, $2.6 million of tangible assets, $625,000 of deferred tax assets, and $2.7 million of liabilities. Included in the recorded liabilities is an accrual for contingent consideration of approximately $600,000. The goodwill balance is primarily attributed to assembled workforce, additional market opportunities of HCCS’s compliance solutions, and expected synergies from integrating HCCS’s products into our platform. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $3.2 million to an estimated fair value of $1.7 million. The $1.5 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services. The results of operations for HCCS have been included in the Company’s consolidated financial statements from the date of acquisition, and are also included in the HealthStream Workforce Development Solutions segment.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows (in thousands):

	Workforce	Patient Experience	Provider	Total
Balance at January 1, 2015	$12,336	$24,154	$5,424	$41,914
Acquisition of HLS	—	—	46,852	46,852

Balance at March 31, 2015	$12,336	$24,154	$52,276	$88,766

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. BUSINESS SEGMENTS

The Company provides services to healthcare organizations and other members within the healthcare industry. The Company’s services are focused on the delivery of workforce development products and services (HealthStream Workforce Solutions), survey and research services (HealthStream Patient Experience Solutions), as well as provider credentialing, privileging, and enrollment products and services (HealthStream Provider Solutions).

Effective with the acquisition of HLS in March 2015, we launched the HealthStream Provider Solutions segment. HealthStream Provider Solutions reflects the combination of HLS and Sy.Med Development, Inc. (Sy.Med). Upon the acquisition of HLS, we changed our organizational structure, appointing a President of HealthStream Provider Solutions, who reports to our Chief Executive Officer (CEO). Our CEO is also our chief operating decision maker. During the first quarter of 2015, we began reporting and assessing performance of this newly formed segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company’s historical segment disclosures included the aggregation of Sy.Med within the HealthStream Workforce Solutions segment. We have adjusted the prior period segment disclosures to conform to the current year presentation by including Sy.Med within the HealthStream Provider Solutions segment.

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the three months ended March 31, 2015 and 2014 (in thousands).

	Three Months Ended March 31,
	2015	2014
Revenues, net:
Workforce	$37,594	$29,965
Patient Experience	7,987	7,393
Provider	1,575	992

Total revenues, net	$47,156	$38,350

	Three Months Ended March 31,
	2015	2014
Income from operations:
Workforce	$10,749	$7,760
Patient Experience	326	178
Provider	136	120
Unallocated	(6,421)	(4,760)

Total income from operations	$4,790	$3,298

	March 31, 2015	December 31, 2014
Segment assets *
Workforce	$82,609	$81,116
Patient Experience	35,723	34,536
Provider	106,099	10,976
Unallocated	75,011	130,634

Total assets	$299,442	$257,262

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. DEBT

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

As of March 31, 2015, the Company was in compliance with all covenants. There was approximately $28.0 million outstanding on the Revolving Credit Facility as of March 31, 2015. The weighted average interest rate was 1.67% for borrowings under Revolving Credit Facility during the three months ended March 31, 2015. The carrying value of the Revolving Credit Facility approximates fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2014, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015, (the “2014 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “ projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption “Item 1A. Risk Factors” in our 2014 Form 10-K and the information regarding forward-looking statements in our earnings releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

Overview

HealthStream provides workforce, patient experience, and provider solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Our workforce products are used by healthcare organizations to meet a broad range of their training, certification, competency assessment, performance appraisal, and development needs. Our patient experience products provide our customers information about patients’ experiences and how to improve them, workforce engagement, physician relations, and community perceptions of their services. Our provider products are used by healthcare organization for provider credentialing, privileging, and enrollment. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry.

Key financial indicators for the first quarter of 2015 include:

•	Revenues of $47.2 million in the first quarter of 2015, up 23% from $38.3 million in the first quarter of 2014

•	Operating income of $4.8 million in the first quarter of 2015, up 45% from $3.3 million in the first quarter of 2014

•	Net income of $2.7 million in the first quarter of 2015, up 40% from $1.9 million in the first quarter of 2014, and earnings per share (EPS) of $0.10 per share (diluted) in the first quarter of 2015, compared to $0.07 per share (diluted) in the first quarter of 2014

•	Adjusted EBITDA(1) of $8.4 million in the first quarter of 2015, up 39% from $6.1 million in the first quarter of 2014

•	Completed the acquisition of HealthLine Systems, LLC (HLS) on March 16, 2015 for approximately $88.1 million in cash

(1)	Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income is included in this report.

Business Combination

On March 16, 2015, we acquired for cash the outstanding membership interests of HLS, the legal successor to HealthLine Systems, Inc., a company that specializes in provider credentialing, privileging, call center, and quality management solutions for the healthcare industry. The financial results of HLS are included in our condensed consolidated financial statements from the date of acquisition. The purchase price for HLS was approximately $88.1 million. See Note 7 to the Condensed Consolidated Financial Statements, included within this report, for additional information.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our 2014 Form 10-K, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2014 Form 10-K.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues, net. Revenues increased approximately $8.8 million, or 23.0%, to $47.2 million for the three months ended March 31, 2015 from $38.3 million for the three months ended March 31, 2014. A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	Percentage Change
Revenues by Business Segment:
Workforce	$37,594	$29,965	25%
Patient Experience	7,987	7,393	8%
Provider	1,575	992	59%

Total revenues, net	$47,156	$38,350	23%

% of Revenues
Workforce	80%	78%
Patient Experience	17%	19%
Provider	3%	3%

Revenues for HealthStream Workforce Solutions increased approximately $7.6 million, or 25.5%, over the first quarter of 2014. Revenues from our subscription-based workforce products increased approximately $7.4 million, or 25.4%, over the prior year first quarter due to a higher number of subscribers and more courseware consumption by subscribers. Our Workforce Solutions annualized revenue per implemented subscriber metric increased by 3.9%, to $34.63 per subscriber for the first quarter of 2015 compared to $33.33 per subscriber for the first quarter of 2014. Our implemented subscriber base increased by 19.4% over the prior year first quarter to 4.27 million implemented subscribers at March 31, 2015 compared to 3.58 million implemented subscribers at March 31, 2014. Additionally, we had a 15.1% increase in total subscribers over the prior year first quarter, with 4.43 million total subscribers at March 31, 2015 compared to 3.85 million total subscribers at March 31, 2014. Revenues in 2015 were positively influenced by courseware subscriptions associated with, among other products, ICD-10 training. Revenues from ICD-10 training were approximately $7.1 million for the first quarter of 2015, compared to $6.6 million for the first quarter of 2014. In addition, revenues from our acquisition of Health Care Compliance Strategies (HCCS), which was consummated on March 3, 2014, were approximately $2.1 million during the first quarter of 2015, compared to $89,000 during the first quarter of 2014.

Revenues for HealthStream Patient Experience Solutions increased approximately $594,000, or 8.0%, over the first quarter of 2014. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $818,000, or 14.2%, over the prior year first quarter. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively decreased $225,000 compared to the prior year first quarter.

During the first quarter of 2015, we formed the HealthStream Provider Solutions segment, which is a combination of two previously acquired businesses: HLS and Sy.Med Development (Sy.Med). First quarter 2015 revenues in this segment, which included Sy.Med and approximately two weeks of revenue contributions from HLS, increased $583,000 over the prior year first quarter. Revenues from the HealthLine Systems acquisition, which was consummated on March 16, 2015, were $342,000 during the first quarter of 2015.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $3.3 million, or 19.3%, to $20.2 million for the three months ended March 31, 2015 from $16.9 million for the three months ended March 31, 2014. Cost of revenues as a percentage of revenues was 42.8% of revenues for the three months ended March 31, 2015 compared to 44.1% of revenues for the three months ended March 31, 2014. Cost of revenues for HealthStream Workforce Solutions increased approximately $2.5 million to $14.5 million and approximated 38.7% and 40.2% of revenues for HealthStream Workforce Solutions for the three months ended March 31, 2015 and 2014, respectively. The increase in amount is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and increased personnel costs. Cost of revenues for HealthStream Patient Experience Solutions increased approximately $602,000 to $5.3 million and approximated 66.7% and 64.0% of revenues for HealthStream Patient Experience Solutions for the three months ended March 31, 2015 and 2014, respectively. The increase in both amount and as a percentage of revenue is primarily the result of increased personnel costs associated with the growth in patient survey volume over the prior year first quarter. Cost of revenues for HealthStream Provider Solutions increased approximately $173,000, or 112.6%, to 327,000 and approximated 20.8% and 15.5% of HealthStream Provider Solutions revenues for the three months ended March 31, 2015 and 2014, respectively. The increase in both amount and as a percentage of revenue is primarily the result of the HLS acquisition.

Product Development. Product development expenses increased approximately $1.1 million, or 31.0%, to $4.6 million for the three months ended March 31, 2015 from $3.5 million for the three months ended March 31, 2014. Product development expenses as a percentage of revenues were 9.9% and 9.2% of revenues for the three months ended March 31, 2015 and 2014, respectively.

Product development expenses for HealthStream Workforce Solutions increased approximately $1.2 million and approximated 11.2% and 10.2% of revenues for HealthStream Workforce Solutions for the three months ended March 31, 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is due to additional personnel expenses associated with new product development initiatives for our subscription-based products. Product development expenses for HealthStream Patient Experience Solutions decreased approximately $182,000 and approximated 2.7% and 5.4% of revenues for HealthStream Patient Experience Solutions for the three months ended March 31, 2015 and 2014, respectively. The decrease in both amount and as a percentage of revenue is due to fewer personnel expenses compared to the prior year period. Product development expenses for HealthStream Provider Solutions increased approximately $116,000 and approximated 13.4% and 9.6% of revenues for HealthStream Provider Solutions for the three months ended March 31, 2015 and 2014, respectively. The increase in amount and as a percentage of revenues is primarily associated with the HLS acquisition.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $400,000, or 5.8%, to $7.3 million for the three months ended March 31, 2015 from $6.9 million for the three months ended March 31, 2014. Sales and marketing expenses were 15.6% and 18.1% of revenues for the three months ended March 31, 2015 and 2014, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $367,000 and approximated 14.9% and 17.4% of revenues for HealthStream Workforce Solutions for the three months ended March 31, 2015 and 2014, respectively. The increase in amount is primarily due to additional personnel and related expenses and increased marketing spending, but was partially offset by lower commissions. Sales and marketing expenses for HealthStream Patient Experience Solutions decreased approximately $80,000, and approximated 15.6% and 17.9% of revenues for HealthStream Patient Experience Solutions for the three months ended March 31, 2015 and 2014, respectively. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $103,000, and approximated 25.9% and 30.7% of revenues for HealthStream Provider Solutions for the three months ended March 31, 2015 and 2014, respectively. The increase in amount is primarily associated with the HLS acquisition.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.7 million, or 32.4%, to $6.9 million for the three months ended March 31, 2015 from $5.2 million for the three months ended March 31, 2014. Other general and administrative expenses as a percentage of revenues were 14.7% and 13.6% of revenues for the three months ended March 31, 2015 and 2014, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $83,000 over the prior year first quarter. Other general and administrative expenses for HealthStream Patient Experience Solutions increased approximately $131,000 over the prior year first quarter primarily due to increased facilities costs for a new patient interview center in Nashville, Tennessee. Other general and administrative expenses for HealthStream Provider Solutions increased modestly over the prior year first quarter. The unallocated corporate portion of other general and administrative expenses increased approximately $1.5 million over the prior year first quarter, primarily associated with additional personnel, professional fees, rent, stock based compensation expense, and other general expenses, as well as higher acquisition related costs during 2015 than in 2014. During the first quarter of 2015, acquisition costs associated with the HLS acquisition were approximately $965,000 while during the first quarter of 2014, acquisition costs associated with the HCCS acquisition were approximately $350,000.

Depreciation and Amortization. Depreciation and amortization increased approximately $852,000, or 35.5%, to $3.3 million for the three months ended March 31, 2015 from $2.4 million for the three months ended March 31, 2014. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets from recent acquisitions, and depreciation expense associated with capital expenditures.

Other Income, Net. Other income, net was approximately $9,000 for the three months ended March 31, 2015 compared to $45,000 for the three months ended March 31, 2014. The decrease is primarily associated with interest expense from borrowings under a revolving credit facility.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $2.1 million for the three months ended March 31, 2015 compared to $1.4 million for the three months ended March 31, 2014. The Company’s effective tax rate was 43.3% for the three months ended March 31, 2015 compared to 41.7% for the three months ended March 31, 2014.

Net Income. Net income increased approximately $775,000, or 39.8%, to $2.7 million for the three months ended March 31, 2015 from $1.9 million for the three months ended March 31, 2014. Earnings per diluted share were $0.10 and $0.07 per share for the three months ended March 31, 2015 and 2014, respectively.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased by 38.9% to approximately $8.4 million for the three months ended March 31, 2015 compared to $6.1 million for the three months ended March 31, 2014. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

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

The Company understands that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluation of companies, this measure has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for an analysis of the Company’s results as reported under US GAAP. For example, adjusted EBITDA does not reflect cash expenditures, or future requirements for capital expenditures or contractual commitments; it does not reflect non-cash components of employee compensation; it does not reflect changes in, or cash requirements for, our working capital needs; and due to the Company’s utilization of federal and state net operating loss carryforwards and other available deductions in 2014 and 2015, actual cash income tax payments have been significantly less than the tax provision recorded in accordance with US GAAP, and income tax payments will continue to be less than the income tax provision until our existing federal and state net operating loss carryforwards have been fully utilized or have expired.

Management compensates for the inherent limitations associated with using adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with US GAAP, and reconciliation of adjusted EBITDA to net income, the most directly comparable US GAAP measure.

The Company completed the acquisitions of HCCS in March 2014 and HLS in March 2015. In accordance with US GAAP reporting requirements for fair value, we recorded a deferred revenue write-down of approximately $1.5 million for HCCS and a preliminary write-down of $9.2 million for HLS. These write-downs result in lower revenues than would have otherwise been recognized for such services.

In order to provide more accurate trends and comparisons of the Company’s revenues, operating income, and net income, management believes that adding back the deferred revenue write-down associated with fair value accounting for acquired businesses provides a better indication of the ongoing performance of the Company. The revenue for the acquired contracts is deferred and typically recognized over a one year period, and in some cases more than one year, so our US GAAP revenues for the one year period after the acquisition will not reflect the full amount of revenues that would have been reported if the acquired deferred revenue was not written down to fair value.

	Three Months Ended March 31,
	2015	2014
GAAP net income	$2,722	$1,948
Interest income	(55)	(59)
Interest expense	43	12
Income tax provision	2,077	1,395
Stock based compensation expense	409	384
Depreciation and amortization	3,253	2,401

Adjusted EBITDA	$8,449	$6,081

GAAP revenues	$47,156	$38,350
Adjustment for deferred revenue write-down	578	369

Non-GAAP revenues	$47,734	$38,719

GAAP operating income	$4,790	$3,298
Adjustment for deferred revenue write-down	578	369

Non-GAAP operating income	$5,368	$3,667

GAAP net income	$2,722	$1,948
Adjustment for deferred revenue write-down, net of tax	328	215

Non-GAAP net income	$3,050	$2,163

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $9.0 million and $9.2 million during the three months ended March 31, 2015 and 2014, respectively. The number of days sales outstanding (DSO) was 66 days for the first quarter of 2015 compared to 67 days for the first quarter of 2014. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $84.3 million and $10.0 million for the three months ended March 31, 2015 and 2014, respectively. During 2015, the Company utilized $88.1 million (net of cash acquired) for acquisitions, purchased $2.3 million of property and equipment, spent $2.0 million for capitalized software development, and made $1.0 million in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $9.2 million. During 2014, the Company purchased $13.2 million of marketable securities, utilized $12.5 million (net of cash acquired) for acquisitions, spent $1.5 million for capitalized software development, purchased $1.1 million of property and equipment, and made $250,000 in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $18.5 million.

Cash provided by financing activities was approximately $28.0 million and $292,000 for the three months ended March 31, 2015 and 2014, respectively. The primary sources of cash from financing activities for 2015 resulted from proceeds from borrowings under the revolving credit facility to fund the acquisition of HLS of $28.0 million and proceeds (net of payroll taxes paid) from the exercise of employee stock options and issuance of RSUs. During 2014 the primary source of cash from financing activities resulted from proceeds (net of payroll taxes paid) from the exercise of employee stock options and issuance of RSUs.

Our balance sheet reflects positive working capital of $36.4 million at March 31, 2015 compared to $97.4 million at December 31, 2014. The decrease in working capital was primarily due to the use of cash for the HLS acquisition. The Company’s primary source of liquidity is $64.4 million of cash and cash equivalents and marketable securities. The Company also has a $50.0 million revolving credit facility, of which $22.0 million was available for additional borrowing at March 31, 2015.

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

Our growth strategy includes acquiring businesses that provide complementary products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant values at the time of borrowing. As of March 31, 2015, we have an outstanding borrowing under the revolving credit facility of $28.0 million, and have remaining capacity under the credit facility of $22.0 million. As of March 31, 2015, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of March 31, 2015, the Company had approximately $28.0 million of outstanding debt under its revolving credit facility. We are subject to interest rate market risk associated with the borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. The average interest rate during the three months ended March 31, 2015 was approximately 1.67%. Assuming a hypothetical 10% increase in interest rates, interest expense from the revolving credit facility would increase on an annualized basis by approximately $47,000 based on the current amount of debt outstanding. We are also exposed to market risk with respect to our cash and investment balances, which approximated $64.4 million at March 31, 2015. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $30,000.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

2.1(1) –	Membership Interest Purchase Agreement, dated as of February 12, 2015, between HealthStream, Inc., Littrell Holdings, Inc., HealthLine Systems, Inc., the Shareholders of HealthLine Systems, Inc., and Dan Littrell in his individual capacity and as the Shareholders’ Representative.

31.1 –	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 –	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 –	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS – XBRL Instance Document

101.1 SCH – XBRL Taxonomy Extension Schema

101.1 CAL – XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF – XBRL Taxonomy Extension Definition Linkbase

101.1 LAB – XBRL Taxonomy Extension Label Linkbase

101.1 PRE – XBRL Taxonomy Extension Presentation Linkbase

(1) – Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 13, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

May 1, 2015	By:	/s/ GERARD M. HAYDEN, JR.
Gerard M. Hayden, Jr.
Chief Financial Officer

HEALTHSTREAM, INC.

EXHIBIT INDEX

2.1(1)	Membership Interest Purchase Agreement, dated as of February 12, 2015, between HealthStream, Inc., Littrell Holdings, Inc., HealthLine Systems, Inc., the Shareholders of HealthLine Systems, Inc., and Dan Littrell in his individual capacity and as the Shareholders’ Representative.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

(1) – Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 13, 2015.