Form 10-Q
period 2015-06-30
HEALTHSTREAM INC
filed 2015-07-31
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of July 27, 2015, there were 31,639,938 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,493	$81,995
Marketable securities	85,408	38,973
Accounts receivable, net of allowance for doubtful accounts of $301 and $331 at June 30, 2015 and December 31, 2014, respectively	33,405	33,167
Accounts receivable—unbilled	1,512	1,678
Prepaid royalties, net of amortization	15,607	13,030
Deferred tax assets	1,932	354
Other prepaid expenses and other current assets	6,511	5,414

Total current assets	198,868	174,611
Property and equipment:
Equipment	29,051	25,133
Leasehold improvements	5,983	5,860
Furniture and fixtures	4,730	4,554

	39,764	35,547
Less accumulated depreciation and amortization	(28,482)	(26,105)

	11,282	9,442
Capitalized software development, net of accumulated amortization of $20,752 and $18,114 at June 30, 2015 and December 31, 2014, respectively	13,634	12,706
Goodwill	83,990	41,914
Intangible assets, net of accumulated amortization of $16,226 and $13,834 at June 30, 2015 and December 31, 2014, respectively	59,603	14,795
Non-marketable equity investments	2,756	1,757
Other assets	1,217	2,037

Total assets	$371,350	$257,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,049	$4,753
Accrued royalties	7,480	9,255
Accrued liabilities	9,658	7,224
Accrued compensation and related expenses	1,831	2,311
Deferred revenue	64,945	53,716

Total current liabilities	86,963	77,259

Deferred tax liabilities, noncurrent	5,654	5,838
Deferred revenue, noncurrent	4,232	3,657
Other long term liabilities	2,598	2,649
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,640 and 27,677 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	274,816	174,926
Accumulated deficit	(2,835)	(7,030)
Accumulated other comprehensive loss	(78)	(37)

Total shareholders’ equity	271,903	167,859

Total liabilities and shareholders’ equity	$371,350	$257,262

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues, net	$52,145	$42,476	$99,301	$80,825
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	22,432	18,738	42,625	35,663
Product development	5,815	4,294	10,460	7,840
Sales and marketing	10,328	7,251	17,675	14,199
Other general and administrative expenses	6,750	5,361	13,678	10,592
Depreciation and amortization	4,256	2,722	7,509	5,123

Total operating costs and expenses	49,581	38,366	91,947	73,417

Income from operations	2,564	4,110	7,354	7,408

Other income (expense), net	(44)	23	(35)	68

Income before income tax provision	2,520	4,133	7,319	7,476
Income tax provision	1,047	1,769	3,124	3,165

Net income	$1,473	$2,364	$4,195	$4,311

Earnings per share:
Basic	$0.05	$0.09	$0.15	$0.16

Diluted	$0.05	$0.08	$0.15	$0.15

Weighted average shares of common stock outstanding:
Basic	29,234	27,567	28,469	27,510

Diluted	29,617	28,043	28,843	27,975

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$1,473	$2,364	$4,195	$4,311
Other comprehensive income, net of taxes:
Unrealized gain (loss) on marketable securities	(62)	14	(41)	22

Total other comprehensive income (loss)	(62)	14	(41)	22

Comprehensive income	$1,411	$2,378	$4,154	$4,333

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

(In thousands)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Loss	Equity
Balance at December 31, 2014	27,677	$174,926	$(7,030)	$(37)	$167,859
Net income	—	—	4,195	—	4,195
Comprehensive loss	—	—	—	(41)	(41)
Issuance of common stock	3,870	98,014	—	—	98,014
Stock based compensation	—	2,347	—	—	2,347
Stock donated to Company	(54)	—	—	—	—
Common stock issued under stock plans, net of shares withheld for employee taxes	147	(471)	—	—	(471)

Balance at June 30, 2015	31,640	$274,816	$(2,835)	$(78)	$271,903

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$4,195	$4,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,509	5,123
Deferred income taxes	823	3,165
Stock based compensation expense	2,347	834
Provision for doubtful accounts	119	70
Other	386	752
Changes in operating assets and liabilities:
Accounts and unbilled receivables	3,055	(3,558)
Prepaid royalties	(2,578)	(3,841)
Other prepaid expenses and other current assets	(424)	(705)
Other assets	820	53
Accounts payable	(1,703)	(992)
Accrued royalties	(1,776)	2,721
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	645	(520)
Deferred revenue	5,713	14,689

Net cash provided by operating activities	19,131	22,102

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(88,075)	(12,501)
Proceeds from maturities of marketable securities	29,915	29,098
Purchases of marketable securities	(76,768)	(32,046)
Payments to acquire equity method investments	(1,000)	(265)
Payments associated with capitalized software development	(3,566)	(2,689)
Purchases of property and equipment	(4,054)	(2,423)

Net cash used in investing activities	(143,548)	(20,826)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	98,014	—
Proceeds from exercise of stock options	277	462
Proceeds from borrowings under revolving line of credit facility	28,000	—
Repayments under revolving line of credit facility	(28,000)	—
Payment of earn-outs related to business combinations	(628)	(261)
Taxes paid related to net settlement of equity awards	(748)	(152)

Net cash provided by financing activities	96,915	49

Net (decrease) increase in cash and cash equivalents	(27,502)	1,325
Cash and cash equivalents at beginning of period	81,995	59,537

Cash and cash equivalents at end of period	$54,493	$60,862

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with business combination	$—	$2,246

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet at December 31, 2014 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K (the “Form 10-K”), filed with the Securities and Exchange Commission on February 27, 2015, and our Current Report on Form 8-K filed on May 18, 2015 (the “Form 8-K”) to retrospectively reflect for the periods included in the Form 10-K the addition of HealthStream Provider Solutions as a new reporting segment of the Company which occurred during the first quarter of 2015. The Form 8-K did not modify our previously reported financial statements for the periods included in the Form 10-K other than the change in business segment presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for the first interim period within annual reporting periods beginning after December 15, 2016. The Company is currently reviewing this standard to assess the impact on its future consolidated financial statements.

3. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During the six months ended June 30, 2015 and 2014, the Company recorded a provision for income taxes of approximately $3.1 million and $3.2 million, respectively. The Company’s effective tax rate for the six months ended June 30, 2015 and 2014 was 42.7% and 42.3%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences.

4. STOCK BASED COMPENSATION

The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options, restricted share units (RSUs), and other stock awards. During the six months ended June 30, 2015, the Company issued 76,855 RSUs with a weighted average grant date fair value of $25.64 per share, and the Company issued 49,310 stock awards, with weighted average grant date fair value of $30.42 per share. Both measurements were based on the closing fair market value of the Company’s stock on the date of grant. During the six months ended June 30, 2014, the Company issued 70,080 RSUs with a weighted average grant date fair value of $28.71 per share. This measurement was based on the closing fair market value of the Company’s stock on the date of grant.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. STOCK BASED COMPENSATION (continued)

Total stock based compensation expense recorded for the three and six months ended June 30, 2015 and 2014, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues (excluding depreciation and amortization)	$738	$23	$761	$40
Product development	413	53	458	97
Sales and marketing	372	56	426	103
Other general and administrative	415	318	702	594

Total stock based compensation expense	$1,938	$450	$2,347	$834

Stock Awards

During June 2015, the Company’s Chief Executive Officer (“CEO”), Robert A. Frist, Jr., entered into an agreement with the Company pursuant to which he contributed 54,241 of his personally owned shares of HealthStream, Inc. common stock to the Company, without any consideration paid to him. In connection with this contribution, the Company approved the grant of 49,310 shares of HealthStream, Inc. common stock to over 600 employees who were not otherwise eligible to receive equity awards and had at least one year of service with the Company. The Company recognized approximately $1.5 million of stock based compensation expense for these stock awards based on the closing fair market value of the Company’s stock on the date of the Company’s approval of these grants. In connection with these equity awards, effective in the second quarter of 2015, the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 17,279, and were based on the value of the stock awards on the date of the Company’s approval of these grants, as determined by the Company’s closing stock price on that date. Total payments related to the employees’ tax obligations to taxing authorities for these stock awards were approximately $526,000, and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows. These share withholdings had the effect of share repurchases by the Company as they reduced and retired the number of shares otherwise issuable as a result of the stock awards and did not represent an expense to the Company.

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect, was approximately -0- and 70,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately 7,000 and 119,000 for the six months ended June 30, 2015 and 2014, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$1,473	$2,364	$4,195	$4,311

Denominator:
Weighted-average shares outstanding	29,234	27,567	28,469	27,510
Effect of dilutive shares	383	476	374	465

Weighted-average diluted shares	29,617	28,043	28,843	27,975

Basic earnings per share	$0.05	$0.09	$0.15	$0.16

Diluted earnings per share	$0.05	$0.08	$0.15	$0.15

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. MARKETABLE SECURITIES

At June 30, 2015 and December 31, 2014, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	June 30, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$6,291	$—	$—	$6,291
Corporate debt securities	79,195	—	(78)	79,117

Subtotal	85,486	—	(78)	85,408

Total	$85,486	$—	$(78)	$85,408

	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$6,278	$—	$—	$6,278
Corporate debt securities	32,732	—	(37)	32,695

Subtotal	39,010	—	(37)	38,973

Total	$39,010	$—	$(37)	$38,973

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of June 30, 2015, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the six months ended June 30, 2015 and 2014, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as a current asset on the balance sheet because the underlying securities mature within one year from the balance sheet date.

7. BUSINESS COMBINATIONS

HealthLine Systems

On March 16, 2015, the Company acquired all of the membership interests of HealthLine Systems, LLC (HLS), a San Diego, California based company that specializes in credentialing, privileging, call center, and quality management solutions for the healthcare industry. The acquisition of HLS enables the Company to provide a comprehensive solution set for healthcare provider credentialing, privileging, enrollment, referral, onboarding, and analytics in support of HealthStream’s approach to talent management for healthcare organizations. The consideration paid for HLS consisted of approximately $88.1 million in cash (taking into account an estimated closing working capital adjustment). The Company incurred approximately $1.3 million in transaction costs associated with the acquisition, of which $965,000 were incurred during the three months ended March 31, 2015 and $329,000 were incurred during the year ended December 31, 2014. The transaction costs were recorded in other general and administrative expenses in the condensed consolidated statement of income. The results of operations for HLS have been included in the Company’s condensed consolidated financial statements from the date of acquisition, and are also included in the HealthStream Provider Solutions segment.

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$81,379
Cash held in escrow	6,750

Total consideration paid	$88,129

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATIONS (continued)

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$54
Accounts receivable, net	3,245
Prepaid assets	746
Property and equipment	200
Deferred tax assets	2,586
Goodwill	42,076
Intangible assets	47,200
Accounts payable and accrued liabilities	(1,886)
Deferred revenue	(6,092)

Preliminary net assets acquired	$88,129

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets will be recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets, deferred tax assets, deferred revenue, and other liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available at the time of the acquisition. The preliminary fair values of assets acquired and liabilities assumed are subject to change during the measurement period (up to one year from the acquisition date) as we finalize the valuation of these items. During the three months ended June 30, 2015, the preliminary fair value of the customer relationships intangible asset was increased by $4.6 million. Included in the preliminary assets and liabilities is an estimated indemnification asset of $500,000 and a contingent liability of $1.5 million, both are associated with tax liabilities. The contingent liability is measured based on management’s estimate of a range of probable outcomes. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering HLS’s products, and expected synergies from integrating HLS with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was preliminarily adjusted down from a book value at the acquisition date of $15.2 million to an estimated fair value of $6.1 million. The preliminary $9.1 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the preliminary components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Preliminary fair value	Useful life
Customer relationships	$42,600	13 years
Developed technology	3,700	5 years
Trade names	900	6 years

Total preliminary intangible assets subject to amortization	$47,200

The amounts of revenue and operating income (loss) of HLS included in the Company’s condensed consolidated statement of income from the date of acquisition of March 16, 2015 to the period ending June 30, 2015 are as follows (in thousands):

Total revenues	$2,606

Operating loss	$(1,170)

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and HLS, which was significant for purposes of the unaudited pro forma financial information disclosure, as though the companies were combined as of January 1, 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$54,604	$45,086	$106,213	$85,337

Net income	$2,909	$1,649	$6,840	$2,463

Basic earnings per share	$0.10	$0.06	$0.24	$0.09

Diluted earnings per share	$0.10	$0.06	$0.24	$0.09

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATIONS (continued)

These unaudited pro forma combined results of operations include certain adjustments arising from the acquisition such as adjustment for amortization of intangible assets, depreciation of property and equipment, fair value adjustments of acquired deferred revenue balances, and interest expense associated with borrowings under a revolving credit facility by the Company to partially fund the acquisition. The pro forma combined results for three and six months ended June 30, 2014 include nonrecurring adjustments of $1.3 million and $2.9 million, respectively, which reduce net income due to the revaluation of HLS’s historic deferred revenue to fair value. The unaudited pro forma combined results of operations is for informational purposes only and is not indicative of what the Company’s results of operations would have been had such transactions occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.

The unaudited pro forma financial information for the three and six months ended June 30, 2015 and 2014 combines the historical results of the Company and HLS for the three and six months ended June 30, 2015 and 2014, and the pro forma adjustments listed above.

Health Care Compliance Strategies

On March 3, 2014, the Company acquired all of the stock of Health Care Compliance Strategies, Inc. (HCCS), a Jericho, New York based company that specializes in healthcare compliance solutions and services. The Company acquired HCCS to further advance its suite of workforce development solutions, including its offering of compliance solutions. The consideration paid for HCCS consisted of approximately $12.8 million in cash (taking into account a post-closing working capital adjustment) and 81,614 shares of our common stock. The Company made an additional payment of $750,000 during the second quarter of 2015, upon the achievement of certain performance milestones within one year post-closing. The Company incurred approximately $515,000 in transaction costs associated with the acquisition, of which $365,000 were incurred during the year ended December 31, 2014 and $150,000 were incurred during the year ended December 31, 2013. The transaction costs were recorded in other general and administrative expenses in the consolidated statements of income. In allocating the purchase price, the Company recorded approximately $6.2 million of goodwill, $8.4 million of identifiable intangible assets, $2.6 million of tangible assets, $625,000 of deferred tax assets, and $2.7 million of liabilities. Included in the recorded liabilities was an accrual for contingent consideration of approximately $600,000. The goodwill balance is primarily attributed to assembled workforce, additional market opportunities of HCCS’s compliance solutions, and expected synergies from integrating HCCS’s products into our platform. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $3.2 million to an estimated fair value of $1.7 million. The $1.5 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services. The results of operations for HCCS have been included in the Company’s consolidated financial statements from the date of acquisition, and are also included in the HealthStream Workforce Development Solutions segment.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows (in thousands):

	Workforce	Patient Experience	Provider	Total
Balance at January 1, 2015	$12,336	$24,154	$5,424	$41,914
Acquisition of HLS	—	—	42,076	42,076

Balance at June 30, 2015	$12,336	$24,154	$47,500	$83,990

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. BUSINESS SEGMENTS

The Company provides services to healthcare organizations and other members within the healthcare industry. The Company’s services are focused on the delivery of workforce development products and services (HealthStream Workforce Solutions), survey and research services (HealthStream Patient Experience Solutions), and provider credentialing, privileging, call center and enrollment products and services (HealthStream Provider Solutions).

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the three and six months ended June 30, 2015 and 2014 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues, net:
Workforce	$39,803	$33,142	$77,396	$63,107
Patient Experience	8,766	8,090	16,753	15,482
Provider	3,576	1,244	5,152	2,236

Total revenues, net	$52,145	$42,476	$99,301	$80,825

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from operations:
Workforce	$8,654	$8,462	$19,404	$16,223
Patient Experience	605	147	930	325
Provider	(923)	402	(787)	521
Unallocated	(5,772)	(4,901)	(12,193)	(9,661)

Total income from operations	$2,564	$4,110	$7,354	$7,408

	June 30, 2015	December 31, 2014
Segment assets *
Workforce	$80,123	$81,116
Patient Experience	36,412	34,536
Provider	103,624	10,976
Unallocated	151,191	130,634

Total assets	$371,350	$257,262

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

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

As of June 30, 2015, the Company was in material compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of June 30, 2015. During the three months ended June 30, 2015, the Company repaid approximately $28.0 million of balances previously outstanding under the Revolving Credit Facility from proceeds received in the Company’s public offering of 3,869,750 shares which closed on May 28, 2015. The weighted average interest rate was 1.68% for borrowings under Revolving Credit Facility during the six months ended June 30, 2015.

10. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2015, the Company’s CEO, Robert A. Frist, Jr., entered into an agreement with the Company pursuant to which he contributed 54,241 of his personally owned shares of HealthStream, Inc. common stock to the Company, without any consideration paid to him. In connection with this contribution, the Company approved the grant of 49,310 shares of common stock to over 600 employees, with a fair market value of approximately $1.5 million. Mr. Frist contributed 4,931 of the contributed shares noted above to take into account the estimated Company costs, such as administrative expenses and employer payroll taxes associated with the grants. (See Note 4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2014, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015, (the “2014 Form 10-K”) and the Current Report on Form 8-K (the “Form 8-K”) filed on May 18, 2015 to retrospectively reflect for the periods included in the Form 10-K the addition of HealthStream Provider Solutions as a new reporting segment of the Company which occurred during the first quarter of 2015. The Form 8-K did not modify our previously reported financial statements for the periods reported in the Form 10-K other than the change in business segment presentation. Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “ projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption “Item 1A. Risk Factors” and other disclosures in our 2014 Form 10-K, information in the Form 8-K, and the information regarding forward-looking statements and other disclosures in our earnings releases, and other filings with the Securities and Exchange Commission from time to time, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from our current expectations.

Overview

HealthStream provides workforce, patient experience, and provider solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Our workforce products are used by healthcare organizations to meet a broad range of their training, certification, competency assessment, performance appraisal, and development needs. Our patient experience products provide our customers information about patients’ experiences and how to improve them, workforce engagement, physician relations, and community perceptions of their services. Our provider products are used by healthcare organization for their provider credentialing, privileging, call center, and enrollment needs. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry.

Key financial indicators for the second quarter of 2015 include:

•	CEO contributed $1.65 million of his personally held HealthStream stock to the Company in order to facilitate stock grants to over 600 employees, which resulted in a charge of $1.65 million for compensation and related expense in the second quarter of 2015

•	Revenues of $52.1 million in the second quarter of 2015, up 23% from $42.5 million in the second quarter of 2014

•	Operating income of $2.6 million in the second quarter of 2015, down 38% from $4.1 million in the second quarter of 2014, which was adversely impacted by the $1.65 million charge associated with the stock grant to employees referenced above and a $2.7 million reduction resulting from the deferred revenue write-down associated with the HealthLine Systems and HCCS acquisitions

•	Net income of $1.5 million in the second quarter of 2015, down 38% from $2.4 million in the second quarter of 2014, and earnings per share (EPS) of $0.05 per share (diluted) in the second quarter of 2015, compared to $0.08 per share (diluted) in the second quarter of 2014

•	Adjusted EBITDA(1) of $8.8 million in the second quarter of 2015, up 21% from $7.3 million in the second quarter of 2014

•	Approximately $98 million raised in follow-on public offering of approximately 3.9 million shares of HealthStream common stock

(1)	Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income, and disclosure regarding why we believe Adjusted EBITDA provides useful information to investors is included later in this report.

R. Frist Contribution

During June 2015, the Company’s Chief Executive Officer (“CEO”), Robert A. Frist, Jr., entered into an agreement with the Company pursuant to which he contributed 54,241 of his personally owned shares of HealthStream, Inc. common stock to the Company, without any consideration paid to him. In connection with this contribution, the Company approved the grant of 49,310 shares of HealthStream, Inc. common stock to over 600 employees who were not otherwise eligible to receive equity awards and had at least one year of service with the Company, which shares are not subject to any vesting conditions. The Company recognized approximately $1.5 million of stock based compensation expense for these stock awards during the second quarter of 2015 based on the closing fair market value of the Company’s stock on the date of the approval of the grant. Mr. Frist contributed 4,931 of the contributed shares noted above to take into account the estimated Company costs, such as administrative expenses and employer payroll taxes associated with the grants, which resulted in approximately $150,000 of expense during the second quarter of 2015. See Note 4 to the Condensed Consolidated Financial Statements, included within this report, for additional information.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our 2014 Form 10-K and the Form 8-K filed on May 18, 2015, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2014 Form 10-K or the Form 8-K.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues, net. Revenues increased approximately $9.7 million, or 23%, to $52.1 million for the three months ended June 30, 2015 from $42.5 million for the three months ended June 30, 2014. A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended June 30,
Revenues by Business Segment:	2015	2014	Percentage Change
Workforce	$39,803	$33,142	20%
Patient Experience	8,766	8,090	8%
Provider	3,576	1,244	187%

Total revenues, net	$52,145	$42,476	23%

% of Revenues
Workforce	76%	78%
Patient Experience	17%	19%
Provider	7%	3%

Revenues for HealthStream Workforce Solutions increased approximately $6.7 million, or 20%, over the second quarter of 2014. Revenues from our subscription-based workforce products increased approximately $6.0 million, or 19%, over the prior year second quarter due to a higher number of subscribers and more courseware consumption by subscribers. Our Workforce Solutions annualized revenue per implemented subscriber metric was $35.35 per subscriber for the second quarter of 2015 compared to $35.39 per subscriber for the second quarter of 2014. Our implemented subscriber base increased by 18% over the prior year second quarter to 4.37 million implemented subscribers at June 30, 2015 compared to 3.69 million implemented subscribers at June 30, 2014. Additionally, we had a 13% increase in total subscribers over the prior year second quarter, with 4.49 million total subscribers at June 30, 2015 compared to 3.98 million total subscribers at June 30, 2014. Revenues in 2015 were positively influenced by growth in courseware subscriptions and our enterprise applications. Specifically, revenues from ICD-10 readiness training were approximately $6.8 million for the second quarter of 2015, compared to $7.2 million for the second quarter of 2014. The decrease in revenues for this product is due to the expiration of subscriptions which were not renewed. In addition, revenues from our acquisition of Health Care Compliance Strategies (HCCS), which was consummated on March 3, 2014, were approximately $2.1 million during the second quarter of 2015, compared to $1.1 million during the second quarter of 2014.

Revenues for HealthStream Patient Experience Solutions increased approximately $677,000, or 8%, over the second quarter of 2014. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $622,000, or 10%, over the prior year second quarter. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively increased by $55,000 compared to the prior year second quarter.

Revenues for HealthStream Provider Solutions increased approximately $2.3 million, or 187%, over the second quarter of 2014. Revenues from the HLS acquisition, which was consummated on March 16, 2015, were approximately $2.3 million during the second quarter of 2015.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $3.7 million, or 20%, to $22.4 million for the three months ended June 30, 2015 from $18.7 million for the three months ended June 30, 2014. Cost of revenues as a percentage of revenues was approximately 43% of revenues for the three months ended June 30, 2015 compared to approximately 44% of revenues for the three months ended June 30, 2014. Cost of revenues for HealthStream Workforce Solutions increased approximately $2.1 million to $15.5 million and approximated 39% and 41% of revenues for HealthStream Workforce Solutions for the three months ended June 30, 2015 and 2014, respectively. The increase in amount is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, increased personnel costs, and increased stock based compensation. Cost of revenues for HealthStream Patient Experience Solutions increased approximately $781,000 to $5.9 million and approximated 67% and 63% of revenues for HealthStream Patient Experience Solutions for the three months ended June 30, 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is primarily the result of increased personnel costs, including personnel to support the growth in patient survey volume over the prior year second quarter, and increased stock based compensation. Cost of revenues for HealthStream Provider Solutions increased approximately $861,000, or 477%, to $1.0 million and approximated 29% and 15% of HealthStream Provider Solutions revenues for the three months ended June 30, 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is primarily the result of the HLS acquisition.

Product Development. Product development expenses increased approximately $1.5 million, or 35%, to $5.8 million for the three months ended June 30, 2015 from $4.3 million for the three months ended June 30, 2014. Product development expenses as a percentage of revenues were approximately 11% and 10% of revenues for the three months ended June 30, 2015 and 2014, respectively.

Product development expenses for HealthStream Workforce Solutions increased approximately $1.1 million and approximated 12% of revenues for HealthStream Workforce Solutions for both the three months ended June 30, 2015 and 2014. The increase in amount is due to additional personnel expenses associated with new product development initiatives for our subscription-based products, as well as increased stock based compensation. Product development expenses for HealthStream Patient Experience Solutions increased approximately $37,000 and approximated 4% of revenues for HealthStream Patient Experience Solutions for both the three months ended June 30, 2015 and 2014. Product development expenses for HealthStream Provider Solutions increased approximately $404,000 and approximated 15% and 10% of revenues for HealthStream Provider Solutions for the three months ended June 30, 2015 and 2014, respectively. The increase in amount and as a percentage of revenues is primarily associated with the HLS acquisition.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $3.1 million, or 42%, to $10.3 million for the three months ended June 30, 2015 from $7.2 million for the three months ended June 30, 2014. Sales and marketing expenses were approximately 20% and 17% of revenues for the three months ended June 30, 2015 and 2014, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $2.9 million and approximated 20% and 15% of revenues for HealthStream Workforce Solutions for the three months ended June 30, 2015 and 2014, respectively. The increase in amount and as a percentage of revenues is primarily due to additional personnel and related expenses, sales commissions, increased marketing spending, and stock based compensation. In addition, expenses associated with of our customer Summit, which was held during the second quarter of 2015, also contributed to the increase. Sales and marketing expenses for HealthStream Patient Experience Solutions decreased approximately $547,000, and approximated 13% and 21% of revenues for HealthStream Patient Experience Solutions for the three months ended June 30, 2015 and 2014, respectively. The decrease in amount and as a percentage of revenues is due to fewer account management personnel compared to the prior year second quarter. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $724,000, and approximated 29% and 24% of revenues for HealthStream Provider Solutions for the three months ended June 30, 2015 and 2014, respectively. The increase in amount and as a percentage of revenues is primarily associated with the HLS acquisition.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.4 million, or 26%, to $6.8 million for the three months ended June 30, 2015 from $5.4 million for the three months ended June 30, 2014. Other general and administrative expenses as a percentage of revenues were approximately 13% of revenues for both the three months ended June 30, 2015 and 2014.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $87,000 over the prior year second quarter. Other general and administrative expenses for HealthStream Patient Experience Solutions increased approximately $38,000 over the prior year second quarter. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $620,000 over the prior year second quarter, primarily associated with the HLS acquisition. The unallocated corporate portion of other general and administrative expenses increased approximately $645,000 over the prior year second quarter, primarily associated with additional personnel, professional fees, stock based compensation, and other general expenses.

Depreciation and Amortization. Depreciation and amortization increased approximately $1.5 million, or 56%, to $4.2 million for the three months ended June 30, 2015 from $2.7 million for the three months ended June 30, 2014. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets from recent acquisitions (including amortization of software acquired for resale), and depreciation expense associated with capital expenditures.

Other Income (Expense), Net. Other income (expense), net was approximately an expense of $44,000 for the three months ended June 30, 2015 compared to income of $23,000 for the three months ended June 30, 2014. The $67,000 decrease is primarily associated with higher interest expense from borrowings under a revolving credit facility during the second quarter of 2015.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $1.0 million for the three months ended June 30, 2015 compared to $1.8 million for the three months ended June 30, 2014. The Company’s effective tax rate was approximately 42% for the three months ended June 30, 2015 compared to approximately 43% for the three months ended June 30, 2014.

Net Income. Net income decreased approximately $890,000, or 38%, to $1.5 million for the three months ended June 30, 2015 from $2.4 million for the three months ended June 30, 2014. Earnings per diluted share were $0.05 and $0.08 per share for the three months ended June 30, 2015 and 2014, respectively.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased approximately 21% to approximately $8.8 million for the three months ended June 30, 2015 compared to $7.3 million for the three months ended June 30, 2014. This improvement resulted from the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues, net. Revenues increased approximately $18.5 million, or 23%, to $99.3 million for the six months ended June 30, 2015 from $80.8 million for the six months ended June 30, 2014. A comparison of revenues by business segment is as follows (in thousands):

	Six Months Ended June 30,
Revenues by Business Segment:	2015	2014	Percentage Change
Workforce	$77,396	$63,107	23%
Patient Experience	16,753	15,482	8%
Provider	5,152	2,236	130%

Total revenues, net	$99,301	$80,825	23%

% of Revenues
Workforce	78%	78%
Patient Experience	17%	19%
Provider	5%	3%

Revenues for HealthStream Workforce Solutions increased approximately $14.3 million, or 23%, over the first six months of 2014. Revenues from our subscription-based workforce products increased approximately $13.4 million, or 22%, over the prior year period due to a higher number of subscribers and more courseware consumption by subscribers. Revenues in 2015 were positively influenced by growth in courseware subscriptions and our enterprise applications. Specifically, revenues from ICD-10 readiness training were approximately $13.9 million for the first six months of 2015, compared to $13.8 million for the first six months of 2014. In addition, revenues from our acquisition of HCCS, were approximately $4.2 million during the first six months of 2015, compared to $1.2 million during the first six months of 2014.

Revenues for HealthStream Patient Experience Solutions increased approximately $1.3 million, or 8%, over the first six months of 2014. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by approximately $1.4 million, or 12%, over the first six months of 2014. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively decreased by $170,000 compared to the first six months of 2014.

Revenues for HealthStream Provider Solutions increased approximately $2.9 million, or 130%, over the first six months of 2014. Revenues from the HLS acquisition, which was consummated on March 16, 2015, were approximately $2.6 million during the first six months of 2015. Revenues from other products increased by approximately $309,000, or 14% over the first six months of 2014.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $6.9 million, or 20%, to $42.6 million for the six months ended June 30, 2015 from $35.7 million for the six months ended June 30, 2014. Cost of revenues as a percentage of revenues was approximately 43% of revenues for the six months ended June 30, 2015 compared to approximately 44% of revenues for the six months ended June 30, 2014. Cost of revenues for HealthStream Workforce Solutions increased approximately $4.5 million to $30.1 million and approximated 39% and 41% of revenues for HealthStream Workforce Solutions for the six months ended June 30, 2015 and 2014, respectively. The increase in amount is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, increased personnel costs, and stock based compensation. Cost of revenues for HealthStream Patient Experience Solutions increased approximately $1.4 million to $11.2 million and approximated 67% and 63% of revenues for HealthStream Patient Experience Solutions for the six months ended June 30, 2015 and 2014, respectively. The increase in both amount and as a percentage of revenue is primarily the result of increased personnel costs, including personnel to support the growth in patient survey volume over the prior year, and stock based compensation. Cost of revenues for HealthStream Provider Solutions increased approximately $1.0 million, or 309%, to $1.4 million and approximated 27% and 15% of HealthStream Provider Solutions revenues for the six months ended June 30, 2015 and 2014, respectively. The increase in both amount and as a percentage of revenue is primarily the result of the HLS acquisition.

Product Development. Product development expenses increased approximately $2.6 million, or 33%, to $10.4 million for the six months ended June 30, 2015 from $7.8 million for the six months ended June 30, 2014. Product development expenses as a percentage of revenues were approximately 11% and 10% of revenues for the six months ended June 30, 2015 and 2014, respectively.

Product development expenses for HealthStream Workforce Solutions increased approximately $2.2 million and approximated 12% and 11% of revenues for HealthStream Workforce Solutions for the six months ended June 30, 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is due to additional personnel expenses associated with new product development initiatives for our subscription-based products, as well as stock based compensation. Product development expenses for HealthStream Patient Experience Solutions decreased approximately $145,000 and approximated 4% and 5% of revenues for HealthStream Patient Experience Solutions for the six months ended June 30, 2015 and 2014, respectively. The decrease in both amount and as a percentage of revenue is due to fewer personnel expenses compared to the prior year period. Product development expenses for HealthStream Provider Solutions increased approximately $520,000 and approximated 15% and 10% of revenues for HealthStream Provider Solutions for the six months ended June 30, 2015 and 2014, respectively. The increase in amount and as a percentage of revenues is primarily associated with the HLS acquisition.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $3.5 million, or 25%, to $17.7 million for the six months ended June 30, 2015 from $14.2 million for the six months ended June 30, 2014. Sales and marketing expenses were approximately 18% of revenues for both the six months ended June 30, 2015 and 2014.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $3.3 million and approximated 18% and 16% of revenues for HealthStream Workforce Solutions for the six months ended June 30, 2015 and 2014, respectively. The increase in amount and as percentage of revenues is primarily due to additional personnel and related expenses, commissions, expenses associated with our customer Summit, increased marketing spending, and stock based compensation. Sales and marketing expenses for HealthStream Patient Experience Solutions decreased approximately $627,000, and approximated 14% and 20% of revenues for HealthStream Patient Experience Solutions for the six months ended June 30, 2015 and 2014, respectively. The decrease in amount and as a percentage of revenues is due to fewer account management personnel compared to the prior year. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $827,000, and approximated 28% and 27% of revenues for HealthStream Provider Solutions for the six months ended June 30, 2015 and 2014, respectively. The increase in amount is primarily associated with the HLS acquisition.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $3.1 million, or 29%, to $13.7 million for the six months ended June 30, 2015 from $10.6 million for the six months ended June 30, 2014. Other general and administrative expenses as a percentage of revenues were approximately 14% and 13% of revenues for the six months ended June 30, 2015 and 2014, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $171,000 over the first six months of 2014 primarily associated with the HCCS acquisition. Other general and administrative expenses for HealthStream Patient Experience Solutions increased approximately $169,000 over the first six months of 2014 primarily due to increased facilities costs for a new patient interview center in Nashville, Tennessee. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $627,000 over the first six months of 2014 primarily associated with the HLS acquisition. The unallocated corporate portion of other general and administrative expenses increased approximately $2.1 million over the first six months of 2014, primarily associated with additional personnel, professional fees, stock based compensation, and other general expenses, as well as higher acquisition related costs during 2015 than in 2014. During the first six months of 2015, acquisition costs associated with the HLS acquisition were approximately $965,000 while during the first six months of 2014, acquisition costs associated with the HCCS acquisition were approximately $350,000.

Depreciation and Amortization. Depreciation and amortization increased approximately $2.4 million, or 47%, to $7.5 million for the six months ended June 30, 2015 from $5.1 million for the six months ended June 30, 2014. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets from recent acquisitions (including amortization of software acquired for resale), and depreciation expense associated with capital expenditures.

Other Income (Expense), Net. Other income (expense), net was an expense of approximately $35,000 for the six months ended June 30, 2015 compared to income of $68,000 for the six months ended June 30, 2014. The $103,000 decrease is primarily associated with higher interest expense from borrowings under a revolving credit facility during 2015

Income Tax Provision. The Company recorded a provision for income taxes of approximately $3.1 million for the six months ended June 30, 2015 compared to $3.2 million for the six months ended June 30, 2014. The Company’s effective tax rate was approximately 43% for the six months ended June 30, 2015 compared to approximately 42% for the six months ended June 30, 2014.

Net Income. Net income decreased approximately $116,000, or 3%, to $4.2 million for the six months ended June 30, 2015 compared to $4.3 million for the six months ended June 30, 2014. Earnings per diluted share were $0.15 per share for both the six months ended June 30, 2015 and 2014.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased approximately 29% to approximately $17.2 million for the six months ended June 30, 2015 compared to $13.3 million for the six months ended June 30, 2014. This improvement resulted from the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

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

In order to better assess the Company’s financial results, management believes that adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain non-cash and non-operating items. Adjusted EBITDA is also used by many investors and securities analysts to assess the Company’s results from current operations. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure of financial performance under US GAAP. Because adjusted EBITDA is not a measurement determined in accordance with US GAAP, it is susceptible to varying calculations. Accordingly, adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

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

Management addresses these inherent limitations associated with using adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with US GAAP, and reconciliation of adjusted EBITDA to net income, the most directly comparable US GAAP measure.

Over the past few years, the Company has acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, the Company may record a write down of deferred revenue to fair value as defined in GAAP. If the Company is required to record a write-down of deferred revenue, it may result in lower recognized revenue, operating income, and net income in subsequent periods.

The Company completed the acquisitions of HCCS in March 2014 and HLS in March 2015. In accordance with US GAAP reporting requirements for fair value, we recorded a deferred revenue write-down of approximately $1.5 million for HCCS and a preliminary write-down of $9.1 million for HLS. These write-downs resulted in lower revenues in periods subsequent to those acquisitions than would have otherwise been recognized for such services

In connection therewith, this report presents below non-GAAP revenues, non-GAAP operating income and non-GAAP net income, which in each such case reflects the corresponding GAAP figures adjusted to exclude the impact of the deferred revenue write-down associated with fair value accounting for acquired businesses as referenced above. Management believes that the presentation of these non-GAAP financial measures assists investors in understanding the Company’s performance between periods by excluding the impact of this deferred revenue write-down and provides a useful measure of the ongoing performance of the Company. Both on a quarterly and year-to-date basis, the revenue for the acquired business is deferred and typically recognized over a one-to-two year period following the completion of any particular acquisition, so our GAAP revenues for this one-to-two year period will not reflect the full amount of revenues that would have been reported if the acquired deferred revenue was not written down to fair value. A reconciliation of these non-GAAP financial measures to the corresponding GAAP measures is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
GAAP net income	$1,473	$2,364	$4,195	$4,311
Interest income	(54)	(59)	(109)	(117)
Interest expense	93	13	137	25
Income tax provision	1,047	1,769	3,124	3,165
Stock based compensation expense	1,938	450	2,347	834
Depreciation and amortization	4,256	2,722	7,509	5,123

Adjusted EBITDA	$8,753	$7,259	$17,203	$13,341

GAAP revenues	$52,145	$42,476	$99,301	$80,825
Adjustment for deferred revenue write-down	2,663	703	3,241	1,072

Non-GAAP revenues	$54,808	$43,179	$102,542	$81,897

GAAP operating income	$2,564	$4,110	$7,354	$7,408
Adjustment for deferred revenue write-down	2,663	703	3,241	1,072

Non-GAAP operating income	$5,227	$4,813	$10,595	$8,480

GAAP net income	$1,473	$2,364	$4,195	$4,311
Adjustment for deferred revenue write-down, net of tax	1,555	402	1,857	619

Non-GAAP net income	$3,028	$2,766	$6,052	$4,930

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $19.1 million and $22.1 million during the six months ended June 30, 2015 and 2014, respectively. The number of days sales outstanding (DSO) was 60 days for the second quarter of 2015 compared to 66 days for the second quarter of 2014. The improvement in DSO over the prior year resulted from improved collections. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $143.5 million and $20.8 million for the six months ended June 30, 2015 and 2014, respectively. During 2015, the Company utilized $88.1 million (net of cash acquired) for acquisitions, purchased $76.8 million of marketable securities, purchased $4.1 million of property and equipment, spent $3.6 million for capitalized software development, and made $1.0 million in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $29.9 million. During 2014, the Company purchased $32.0 million of marketable securities, utilized $12.5 million (net of cash acquired) for acquisitions, spent $2.7 million for capitalized software development, purchased $2.4 million of property and equipment, and made $265,000 in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $29.1 million.

Cash provided by financing activities was approximately $96.9 million and $49,000 for the six months ended June 30, 2015 and 2014, respectively. The primary sources of cash from financing activities for 2015 resulted from $98.0 million in proceeds from the issuance of 3.9 million shares of our common stock in our underwritten public offering that was completed on May 28, 2015, and $277,000 of proceeds from the exercise of employee stock options. The primary uses of cash during 2015 related to payments of payroll taxes from stock based compensation arrangements of $748,000, and earn-outs for prior business combinations of $628,000. During 2014 the primary source of cash from financing activities resulted from proceeds (net of payroll taxes paid) from the exercise of employee stock options and issuance of RSUs, while $261,000 of cash was used related to payments of payroll taxes from stock based compensation arrangements.

Our balance sheet reflects positive working capital of $111.9 million at June 30, 2015 compared to $97.4 million at December 31, 2014. The increase in working capital was primarily due to the proceeds of $98.0 million from the issuance of common stock as noted above, but partially offset cash used to fund the HLS acquisition of approximately $88.1 million. The Company’s primary source of liquidity is $139.9 million of cash and cash equivalents and marketable securities. The Company also has a $50.0 million revolving credit facility, all of which was available for additional borrowing at June 30, 2015.

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

Our growth strategy includes acquiring businesses that provide complementary products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant values at the time of borrowing. As of June 30, 2015, we were in material compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. We are subject to interest rate market risk associated with the borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $139.9 million at June 30, 2015. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $78,000.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our purchases of common stock during the three months ended June 30, 2015:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit) (1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (April 1 – April 30)	—	$—	—	$—

Month #2 (May 1 – May 31)	—	—	—	—

Month #3 (June 1 – June 30)	17,279	30.42	—	—

Total	17,279	$30.42	—	$—

(1)	—Includes 17,279 shares withheld to satisfy the payment of employee tax obligations related to the employee stock awards noted in Note 4 in our Condensed Consolidated Financial Statements included in this report.

Item 6. Exhibits

(a)	Exhibits

10.1(1) —HealthStream, Inc. 2015 Cash Incentive Bonus Plan.

10.2^ —Contribution Agreement dated as of June 30, 2015, between HealthStream, Inc. and Robert A. Frist, Jr.

31.1—Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2—Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS—XBRL Instance Document

101.1 SCH—XBRL Taxonomy Extension Schema

101.1 CAL—XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF—XBRL Taxonomy Extension Definition Linkbase

101.1 LAB—XBRL Taxonomy Extension Label Linkbase

101.1 PRE—XBRL Taxonomy Extension Presentation Linkbase

(1)	—Incorporated by reference from exhibit 10.1 filed on our Current Report on Form 8-K, dated April 16, 2015.
^	—Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

July 31, 2015	By:	/S/ GERARD M. HAYDEN, JR.
Gerard M. Hayden, Jr.
Chief Financial Officer

HEALTHSTREAM, INC.

EXHIBIT INDEX

10.1(1)	HealthStream, Inc. 2015 Cash Incentive Bonus Plan.

10.2^	Contribution Agreement dated as of June 30, 2015, between HealthStream, Inc. and Robert A. Frist, Jr.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	—Incorporated by reference from exhibit 10.1 filed on our Current Report on Form 8-K, dated April 16, 2015.
^	—Management contract or compensatory plan or arrangement.