Form 10-Q
period 2015-09-30
HEALTHSTREAM INC
filed 2015-10-30
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015, there were 31,645,933 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,441	$81,995
Marketable securities	77,367	38,973
Accounts receivable, net of allowance for doubtful accounts of $330 and $331 at September 30, 2015 and December 31, 2014, respectively	33,124	33,167
Accounts receivable - unbilled	2,054	1,678
Prepaid royalties, net of amortization	13,976	13,030
Deferred tax assets	1,063	354
Other prepaid expenses and other current assets	6,649	5,414

Total current assets	201,674	174,611
Property and equipment:
Equipment	30,286	25,133
Leasehold improvements	6,301	5,860
Furniture and fixtures	5,135	4,554

	41,722	35,547
Less accumulated depreciation and amortization	(29,875)	(26,105)

	11,847	9,442

Capitalized software development, net of accumulated amortization of $22,380 and $18,114 at September 30, 2015 and December 31, 2014, respectively	13,768	12,706
Goodwill	84,000	41,914
Intangible assets, net of accumulated amortization of $17,811 and $13,834 at September 30, 2015 and December 31, 2014, respectively	58,018	14,795
Non-marketable equity investments	3,658	1,757
Other assets	1,752	2,037

Total assets	$374,717	$257,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,251	$4,753
Accrued royalties	8,004	9,255
Accrued liabilities	7,672	7,224
Accrued compensation and related expenses	2,615	2,311
Deferred revenue	64,931	53,716

Total current liabilities	85,473	77,259

Deferred tax liabilities, noncurrent	5,829	5,838
Deferred revenue, noncurrent	3,893	3,657
Other long term liabilities	766	2,649
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,646 and 27,677 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	279,023	174,926
Accumulated deficit	(220)	(7,030)
Accumulated other comprehensive loss	(47)	(37)

Total shareholders’ equity	278,756	167,859

Total liabilities and shareholders’ equity	$374,717	$257,262

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues, net	$53,835	$44,525	$153,136	$125,351
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	23,126	19,115	65,752	54,778
Product development	6,195	4,211	16,654	12,052
Sales and marketing	8,377	7,585	26,052	21,783
Other general and administrative expenses	7,173	6,058	20,851	16,651
Depreciation and amortization	4,639	2,815	12,148	7,938

Total operating costs and expenses	49,510	39,784	141,457	113,202

Income from operations	4,325	4,741	11,679	12,149

Other income (expense), net	28	49	(7)	117

Income before income tax provision	4,353	4,790	11,672	12,266
Income tax provision	1,739	1,354	4,862	4,519

Net income	$2,614	$3,436	$6,810	$7,747

Earnings per share:
Basic	$0.08	$0.12	$0.23	$0.28

Diluted	$0.08	$0.12	$0.23	$0.28

Weighted average shares of common stock outstanding:
Basic	31,643	27,605	29,527	27,542

Diluted	32,029	28,047	29,905	27,999

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$2,614	$3,436	$6,810	$7,747

Other comprehensive income, net of taxes:
Unrealized gain (loss) on marketable securities	31	(13)	(10)	10

Total other comprehensive income (loss)	31	(13)	(10)	10

Comprehensive income	$2,645	$3,423	$6,800	$7,757

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

(In thousands)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Loss	Equity
Balance at December 31, 2014	27,677	$174,926	$(7,030)	$(37)	$167,859
Net income	—	—	6,810	—	6,810
Comprehensive loss	—	—	—	(10)	(10)
Issuance of common stock	3,870	98,014	—	—	98,014
Stock based compensation	—	2,787	—	—	2,787
Stock donated to Company	(54)	—	—	—	—
Tax benefits from equity awards	—	3,721	—	—	3,721
Common stock issued under stock plans, net of shares withheld for employee taxes	153	(425)	—	—	(425)

Balance at September 30, 2015	31,646	$279,023	$(220)	$(47)	$278,756

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$6,810	$7,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,148	7,938
Deferred income taxes	123	4,519
Stock based compensation expense	2,787	1,222
Excess tax benefits from equity awards	(3,721)	129
Provision for doubtful accounts	184	170
Loss on non-marketable equity investments	98	34
Other	938	1,082
Changes in operating assets and liabilities:
Accounts and unbilled receivables	2,649	(1,891)
Prepaid royalties	(946)	(3,975)
Other prepaid expenses and other current assets	(595)	(260)
Other assets	288	79
Accounts payable	(2,501)	(1,511)
Accrued royalties	(1,251)	(1,814)
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	3,082	288
Deferred revenue	5,426	14,918

Net cash provided by operating activities	25,519	28,675

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(88,075)	(12,298)
Proceeds from maturities of marketable securities	38,440	40,418
Purchases of marketable securities	(77,774)	(44,324)
Payments to acquire equity method investments	(1,000)	(325)
Payments to acquire cost method investments	(1,000)	—
Payments associated with capitalized software development	(5,329)	(4,025)
Purchases of property and equipment	(6,012)	(3,044)

Net cash used in investing activities	(140,750)	(23,598)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	98,014	—
Proceeds from exercise of stock options	328	872
Proceeds from borrowings under revolving line of credit facility	28,000	—
Repayments under revolving line of credit facility	(28,000)	—
Payment of earn-outs related to business combinations	(633)	(270)
Excess tax benefits from equity awards	3,721	(129)
Taxes paid related to net settlement of equity awards	(753)	(160)

Net cash provided by financing activities	100,677	313

Net (decrease) increase in cash and cash equivalents	(14,554)	5,390
Cash and cash equivalents at beginning of period	81,995	59,537

Cash and cash equivalents at end of period	$67,441	$64,927

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with business combination	$—	$2,247

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for the first interim period within annual reporting periods beginning after December 15, 2016. The Company is currently reviewing this standard to determine the method of adoption and to assess the impact on its future consolidated financial statements.

3. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During the nine months ended September 30, 2015 and 2014, the Company recorded a provision for income taxes of approximately $4.9 million and $4.5 million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2015 and 2014 was 41.7% and 36.8%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences. During the nine months ended September 30, 2014, the Company recognized approximately $670,000 of tax benefits primarily from research and development tax credits, which resulted in a lower effective tax rate. During the nine months ended September 30, 2015, the Company recorded a reduction of approximately $1.8 million to the liability for gross unrecognized tax benefits, resulting from the filing of a change in tax accounting method with the IRS for tangible property and deferred revenue. Of this total reduction, approximately $115,000 had an impact on the effective tax rate for the third quarter of 2015. The remaining balance for gross unrecognized tax benefits was approximately $308,000 as of September 30, 2015.

4. STOCK BASED COMPENSATION

The Company maintains two stock incentive plans. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options, restricted share units (RSUs), and other stock awards. During the nine months ended September 30, 2015, the Company issued 80,355 RSUs, subject to service-based vesting, with a weighted average grant date fair value of $25.56 per share and issued 49,310 stock awards, with a weighted average grant date fair value of $30.42 per share. These measurements were based on the closing fair market value of the Company’s stock on the date of grant. During the nine months ended September 30, 2014, the Company issued 70,080 RSUs, subject to service-based vesting, with a weighted average grant date fair value of $28.71 per share. This measurement was based on the closing fair market value of the Company’s stock on the date of grant.

During the three months ended September 30, 2015, the Company issued 30,000 performance-based RSUs, the vesting of which is contingent upon meeting certain performance criteria over a five year period. The measurement date for 8,750 of these performance- based RSUs was established with a grant-date fair value of $23.40, measured based on the closing fair market value of the Company’s stock on the date of grant. The performance criteria for the remaining 21,250 performance-based RSUs will be established on an annual basis; therefore, the measurement date cannot be determined until the performance criteria is established.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. STOCK BASED COMPENSATION (continued)

Total stock based compensation expense recorded for the three and nine months ended September 30, 2015 and 2014, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues (excluding depreciation and amortization)	$29	$23	$790	$62
Product development	55	53	514	150
Sales and marketing	61	69	486	172
Other general and administrative	295	243	997	838

Total stock based compensation expense	$440	$388	$2,787	$1,222

Stock Awards

During June 2015, the Company’s Chief Executive Officer (“CEO”), Robert A. Frist, Jr., entered into an agreement with the Company pursuant to which he contributed 54,241 of his personally owned shares of HealthStream, Inc. common stock to the Company, without any consideration paid to him. In connection with this contribution, the Company approved the grant of 49,310 shares of HealthStream, Inc. common stock to over 600 employees who were not otherwise eligible to receive equity awards and had at least one year of service with the Company. The Company recognized approximately $1.5 million of stock based compensation expense for these stock awards during the three months ended June 30, 2015 based on the closing fair market value of the Company’s stock on the date of the Company’s approval of these grants. In connection with these equity awards, effective in the second quarter of 2015, the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 17,279, and were based on the value of the stock awards on the date of the Company’s approval of these grants, as determined by the Company’s closing stock price on that date. Total payments related to the employees’ tax obligations to taxing authorities for these stock awards were approximately $526,000 and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015. These share withholdings had the effect of share repurchases by the Company as they reduced and retired the number of shares otherwise issuable as a result of the stock awards and did not represent an expense to the Company.

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect, was approximately 26,000 and 41,000 for the three months ended September 30, 2015 and 2014, respectively, and approximately 13,000 and 93,000 for the nine months ended September 30, 2015 and 2014, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$2,614	$3,436	$6,810	$7,747

Denominator:
Weighted-average shares outstanding	31,643	27,605	29,527	27,542
Effect of dilutive shares	386	442	378	457

Weighted-average diluted shares	32,029	28,047	29,905	27,999

Basic earnings per share	$0.08	$0.12	$0.23	$0.28

Diluted earnings per share	$0.08	$0.12	$0.23	$0.28

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. MARKETABLE SECURITIES

At September 30, 2015 and December 31, 2014, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

		September 30, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$6,298	$—	$—	$6,298
Corporate debt securities	71,116	5	(52)	71,069

Subtotal	77,414	5	(52)	77,367

Total	$77,414	$5	$(52)	$77,367

		December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$6,278	$—	$—	$6,278
Corporate debt securities	32,732	—	(37)	32,695

Subtotal	39,010	—	(37)	38,973

Total	$39,010	$—	$(37)	$38,973

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of September 30, 2015, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the nine months ended September 30, 2015 and 2014, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as a current asset on the balance sheet because the underlying securities mature within one year from the balance sheet date.

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATIONS (continued)

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$54
Accounts receivable, net	3,167
Prepaid assets	746
Property and equipment	200
Deferred tax assets	2,586
Goodwill	42,086
Intangible assets	47,200
Accounts payable and accrued liabilities	(1,885)
Deferred revenue	(6,025)

Preliminary net assets acquired	$88,129

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets will be recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets, deferred tax assets, deferred revenue, and other liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available at the time of the acquisition. The preliminary fair values of assets acquired and liabilities assumed are subject to change during the measurement period (up to one year from the acquisition date) as we finalize the valuation of these items. Included in the preliminary assets and liabilities is an estimated indemnification asset of $500,000 and a contingent liability of $1.5 million, both are associated with tax liabilities. The contingent liability is measured based on management’s estimate of a range of probable outcomes. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering HLS’s products, and expected synergies from integrating HLS with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was preliminarily adjusted down from a book value at the acquisition date of $15.1 million to an estimated fair value of $6.0 million. The preliminary $9.1 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the preliminary components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Preliminary fair value	Useful life
Customer relationships	$42,600	13 years
Developed technology	3,700	5 years
Trade names	900	6 years

Total preliminary intangible assets subject to amortization	$47,200

The amounts of revenue and operating income (loss) of HLS included in the Company’s condensed consolidated statement of income from the date of acquisition of March 16, 2015 to the period ending September 30, 2015 are as follows (in thousands):

Total revenues	$5,351

Operating loss	$(1,899)

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and HLS, which was significant for purposes of the unaudited pro forma financial information disclosure, as though the companies were combined as of January 1, 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$55,741	$47,844	$161,954	$133,181

Net income	$3,760	$3,139	$10,599	$5,602

Basic earnings per share	$0.12	$0.11	$0.36	$0.20

Diluted earnings per share	$0.12	$0.11	$0.35	$0.20

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATIONS (continued)

These unaudited pro forma combined results of operations include certain adjustments arising from the acquisition such as adjustment for amortization of intangible assets, depreciation of property and equipment, fair value adjustments of acquired deferred revenue balances, and interest expense associated with borrowings under a revolving credit facility by the Company to partially fund the acquisition. The pro forma combined results for three and nine months ended September 30, 2014 include nonrecurring adjustments of $0.8 million and $3.8 million, respectively, which reduce net income due to the revaluation of HLS’s historic deferred revenue to fair value. The unaudited pro forma combined results of operations is for informational purposes only and is not indicative of what the Company’s results of operations would have been had such transactions occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.

The unaudited pro forma financial information for the three and nine months ended September 30, 2015 and 2014 combines the historical results of the Company and HLS for the three and nine months ended September 30, 2015 and 2014 and the pro forma adjustments listed above.

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

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows (in thousands):

	Workforce	Patient Experience	Provider	Total
Balance at January 1, 2015	$12,336	$24,154	$5,424	$41,914
Acquisition of HLS	—	—	42,086	42,086

Balance at September 30, 2015	$12,336	$24,154	$47,510	$84,000

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues, net:
Workforce	$41,092	$35,203	$118,488	$98,311
Patient Experience	8,792	8,237	25,545	23,719
Provider	3,951	1,085	9,103	3,321

Total revenues, net	$53,835	$44,525	$153,136	$125,351

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from operations:
Workforce	$10,386	$9,707	$29,789	$25,930
Patient Experience	807	285	1,737	610
Provider	(852)	104	(1,638)	625
Unallocated	(6,016)	(5,355)	(18,209)	(15,016)

Total income from operations	$4,325	$4,741	$11,679	$12,149

	September 30, 2015	December 31, 2014
Segment assets *
Workforce	$82,029	$81,116
Patient Experience	34,358	34,536
Provider	101,626	10,976
Unallocated	156,704	130,634

Total assets	$374,717	$257,262

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

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

As of September 30, 2015, the Company was in material compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of September 30, 2015. During the three months ended June 30, 2015, the Company repaid approximately $28.0 million of balances previously outstanding under the Revolving Credit Facility from proceeds received in the Company’s public offering of 3,869,750 shares which closed on May 28, 2015. The weighted average interest rate was 1.68% for borrowings under Revolving Credit Facility during the nine months ended September 30, 2015.

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

Key financial indicators for the third quarter of 2015 include:

•	Revenues of $53.8 million in the third quarter of 2015, up 21% from $44.5 million in the third quarter of 2014

•	Operating income of $4.3 million in the third quarter of 2015, down nine percent from $4.7 million in the third quarter of 2014. Operating income for the 2015 third quarter was adversely impacted by the $2.1 million reduction resulting from the deferred revenue write-down associated with the HealthLine Systems acquisition

•	Net income of $2.6 million in the third quarter of 2015, down 24% from $3.4 million in the third quarter of 2014, and earnings per share (EPS) of $0.08 per share (diluted) in the third quarter of 2015, compared to $0.12 per share (diluted) in the third quarter of 2014, both of which were also adversely impacted by the deferred revenue write-down mentioned above

•	Adjusted EBITDA[1] of $9.3 million in the third quarter of 2015, up 17% from $7.9 million in the third quarter of 2014, which was also adversely impacted by the aforementioned deferred revenue write-down

(1)	Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income, and disclosure regarding why we believe Adjusted EBITDA provides useful information to investors is included later in this report.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our 2014 Form 10-K and the Form 8-K filed on May 18, 2015, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2014 Form 10-K and the Form 8-K.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues, net. Revenues increased approximately $9.3 million, or 21%, to $53.8 million for the three months ended September 30, 2015 from $44.5 million for the three months ended September 30, 2014. A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended September 30,
	2015	2014	Percentage Change
Revenues by Business Segment:
Workforce	$41,092	$35,203	17%
Patient Experience	8,792	8,237	7%
Provider	3,951	1,085	264%

Total revenues, net	$53,835	$44,525	21%

% of Revenues
Workforce	76%	79%
Patient Experience	17%	19%
Provider	7%	2%

Revenues for HealthStream Workforce Solutions increased approximately $5.9 million, or 17%, over the third quarter of 2014. Revenues from our subscription-based workforce products increased approximately $5.7 million, or 17%, over the prior year third quarter due to a higher number of subscribers and more courseware consumption by subscribers. Our Workforce Solutions annualized revenue per implemented subscriber metric was $35.82 per subscriber for the third quarter of 2015 compared to $35.91 per subscriber for the third quarter of 2014. Our implemented subscriber base increased by 16% over the prior year third quarter to 4.45 million implemented subscribers at September 30, 2015 compared to 3.83 million implemented subscribers at September 30, 2014. Additionally, we had a 10% increase in total subscribers over the prior year third quarter, with 4.53 million total subscribers at September 30, 2015 compared to 4.13 million total subscribers at September 30, 2014. Revenues in 2015 were positively influenced by growth in courseware subscriptions and our enterprise applications. Specifically, revenues from ICD-10 readiness training were approximately $6.3 million for the third quarter of 2015, compared to $7.4 million for the third quarter of 2014. The decrease in revenues for this product is due to the expiration of subscriptions which were not renewed. In addition, we expect to recognize revenues from ICD-10 readiness training of approximately $6.0 million during the fourth quarter of 2015.

Revenues for HealthStream Patient Experience Solutions increased approximately $555,000, or seven percent, over the third quarter of 2014. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $862,000, or 14%, over the prior year third quarter. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively decreased by $307,000, or 14%, compared to the prior year third quarter due to fewer engagements.

Revenues for HealthStream Provider Solutions increased approximately $2.9 million, or 264%, over the third quarter of 2014. Revenues from the HLS acquisition, which was consummated on March 16, 2015, were approximately $2.7 million during the third quarter of 2015. Revenues for HealthStream Provider Solutions during the third quarter of 2015 were adversely impacted by a $2.1 million reduction resulting from the deferred revenue write-down associated with the HLS acquisition.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $4.0 million, or 21%, to $23.1 million for the three months ended September 30, 2015 from $19.1 million for the three months ended September 30, 2014. Cost of revenues as a percentage of revenues was approximately 43% of revenues for both the three months ended September 30, 2015 and 2014. Cost of revenues for HealthStream Workforce Solutions increased approximately $2.9 million to $16.5 million and approximated 40% and 39% of revenues for HealthStream Workforce Solutions for the three months ended September 30, 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, increased personnel costs, and other support costs. Cost of revenues for HealthStream Patient Experience Solutions increased approximately $216,000 to $5.5 million and approximated 62% and 64% of revenues for HealthStream Patient Experience Solutions for the three months ended September 30, 2015 and 2014, respectively. The increase in amount is primarily the result of increased personnel costs, including personnel to support the growth in patient survey volume over the prior year third quarter. Cost of revenues for HealthStream Provider Solutions increased approximately $903,000 to $1.1 million and approximated 28% and 18% of HealthStream Provider Solutions revenues for the three months ended September 30, 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is primarily the result of the HLS acquisition.

Product Development. Product development expenses increased approximately $2.0 million, or 47%, to $6.2 million for the three months ended September 30, 2015 from $4.2 million for the three months ended September 30, 2014. Product development expenses as a percentage of revenues were approximately 12% and 10% of revenues for the three months ended September 30, 2015 and 2014, respectively.

Product development expenses for HealthStream Workforce Solutions increased approximately $1.1 million and approximated 12% and 11% of revenues for HealthStream Workforce Solutions for the three months ended September 30, 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is due to additional personnel and related expenses associated with new product development initiatives for our subscription-based products. Product development expenses for HealthStream Patient Experience Solutions increased approximately $380,000 and approximated eight percent and four percent of revenues for HealthStream Patient Experience Solutions for the three months ended September 30, 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is due to additional personnel and related expenses. Product development expenses for HealthStream Provider Solutions increased approximately $539,000 and approximated 17% and 13% of revenues for HealthStream Provider Solutions for the three months ended September 30, 2015 and 2014, respectively. The increase in amount and as a percentage of revenues is primarily associated with the HLS acquisition.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $792,000, or 10%, to $8.4 million for the three months ended September 30, 2015 from $7.6 million for the three months ended September 30, 2014. Sales and marketing expenses were approximately 16% and 17% of revenues for the three months ended September 30, 2015 and 2014, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $683,000 and approximated 15% and 16% of revenues for HealthStream Workforce Solutions for the three months ended September 30, 2015 and 2014, respectively. The increase in amount is primarily due to additional personnel and related expenses, sales commissions, and increased marketing spending. Sales and marketing expenses for HealthStream Patient Experience Solutions decreased approximately $552,000, and approximated 11% and 19% of revenues for HealthStream Patient Experience Solutions for the three months ended September 30, 2015 and 2014, respectively. The decrease in amount and as a percentage of revenues is due to fewer account management personnel compared to the prior year third quarter. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $654,000, and approximated 25% and 29% of revenues for HealthStream Provider Solutions for the three months ended September 30, 2015 and 2014, respectively. The increase in amount and as a percentage of revenues is primarily associated with the HLS acquisition.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.1 million, or 18%, to $7.2 million for the three months ended September 30, 2015 from $6.1 million for the three months ended September 30, 2014. Other general and administrative expenses as a percentage of revenues were approximately 13% and 14% of revenues for the three months ended September 30, 2015 and 2014, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions decreased $4,000 compared to the prior year third quarter. Other general and administrative expenses for HealthStream Patient Experience Solutions increased approximately $84,000 over the prior year third quarter. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $685,000 over the prior year third quarter, primarily associated with the HLS acquisition. The unallocated corporate portion of other general and administrative expenses increased approximately $351,000 over the prior year third quarter, primarily associated with additional personnel, professional fees, and other general expenses.

Depreciation and Amortization. Depreciation and amortization increased approximately $1.8 million, or 65%, to $4.6 million for the three months ended September 30, 2015 from $2.8 million for the three months ended September 30, 2014. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets from recent acquisitions (including amortization of software acquired for resale), and depreciation expense associated with capital expenditures.

Other Income (Expense), Net. Other income (expense), net was approximately income of $28,000 for the three months ended September 30, 2015 compared to income of $49,000 for the three months ended September 30, 2014. The $21,000 decrease is primarily associated with losses from equity method investments, but was partially offset by higher interest income from investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $1.7 million for the three months ended September 30, 2015 compared to $1.4 million for the three months ended September 30, 2014. The Company’s effective tax rate was approximately 40% for the three months ended September 30, 2015 compared to approximately 28% for the three months ended September 30, 2014. The effective tax rate for the third quarter of 2014 was positively influenced by approximately $670,000 of tax benefits associated with research and development tax credits.

Net Income. Net income decreased approximately $822,000, or 24%, to $2.6 million for the three months ended September 30, 2015 from $3.4 million for the three months ended September 30, 2014. Earnings per diluted share were $0.08 and $0.12 per share for the three months ended September 30, 2015 and 2014, respectively. Both net income and earnings per share for the third quarter of 2014 were positively influenced by a lower effective tax rate, as mentioned above. In addition, both net income and earnings per diluted share for the third quarter of 2015 were adversely impacted by the $2.1 million revenue reduction resulting from the deferred revenue write-down associated with the HLS acquisition.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased approximately 17% to approximately $9.3 million for the three months ended September 30, 2015 compared to $7.9 million for the three months ended September 30, 2014. This improvement resulted from the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues, net. Revenues increased approximately $27.8 million, or 22%, to $153.1 million for the nine months ended September 30, 2015 from $125.3 million for the nine months ended September 30, 2014. A comparison of revenues by business segment is as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014	Percentage Change
Revenues by Business Segment:
Workforce	$118,488	$98,311	21%
Patient Experience	25,545	23,719	8%
Provider	9,103	3,321	174%

Total revenues, net	$153,136	$125,351	22%

% of Revenues
Workforce	77%	78%
Patient Experience	17%	19%
Provider	6%	3%

Revenues for HealthStream Workforce Solutions increased approximately $20.2 million, or 21%, over the first nine months of 2014. Revenues from our subscription-based workforce products increased approximately $19.1 million, or 20%, over the prior year period due to a higher number of subscribers and more courseware consumption by subscribers. Revenues in 2015 were positively influenced by growth in courseware subscriptions and our enterprise applications. Specifically, revenues from ICD-10 readiness training were approximately $20.2 million for the first nine months of 2015, compared to $21.2 million for the first nine months of 2014. In addition, revenues from our acquisition of Health Care Compliance Strategies, Inc. (HCCS), were approximately $6.3 million during the first nine months of 2015, compared to $3.1 million during the first nine months of 2014.

Revenues for HealthStream Patient Experience Solutions increased approximately $1.8 million, or 8%, over the first nine months of 2014. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by approximately $2.3 million, or 13%, over the first nine months of 2014. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively decreased by $477,000, or 8%, compared to the first nine months of 2014 due to fewer engagements.

Revenues for HealthStream Provider Solutions increased approximately $5.8 million, or 174%, over the first nine months of 2014. Revenues from the HLS acquisition, which was consummated on March 16, 2015, were approximately $5.4 million during the first nine months of 2015. Revenues from other products increased by approximately $431,000, or 13% over the first nine months of 2014. Revenues for HealthStream Provider Solutions during 2015 were adversely impacted by a $5.3 million reduction resulting from the deferred revenue write-down associated with the HLS acquisition.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $11.0 million, or 20%, to $65.8 million for the nine months ended September 30, 2015 from $54.8 million for the nine months ended September 30, 2014. Cost of revenues as a percentage of revenues was approximately 43% of revenues for the nine months ended September 30, 2015 compared to approximately 44% of revenues for the nine months ended September 30, 2014. Cost of revenues for HealthStream Workforce Solutions increased approximately $7.4 million to $46.6 million and approximated 39% and 40% of revenues for HealthStream Workforce Solutions for the nine months ended September 30, 2015 and 2014, respectively. The increase in amount is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, increased personnel costs, stock based compensation, and other support costs. Cost of revenues for HealthStream Patient Experience Solutions increased approximately $1.6 million to $16.7 million and approximated 65% and 64% of revenues for HealthStream Patient Experience Solutions for the nine months ended September 30, 2015 and 2014, respectively. The increase in both amount and as a percentage of revenue is primarily the result of increased personnel costs, including personnel to support the growth in patient survey volume over the prior year, and stock based compensation. Cost of revenues for HealthStream Provider Solutions increased approximately $1.9 million to $2.5 million and approximated 27% and 16% of HealthStream Provider Solutions revenues for the nine months ended September 30, 2015 and 2014, respectively. The increase in both amount and as a percentage of revenue is primarily the result of the HLS acquisition.

Product Development. Product development expenses increased approximately $4.6 million, or 38%, to $16.7 million for the nine months ended September 30, 2015 from $12.1 million for the nine months ended September 30, 2014. Product development expenses as a percentage of revenues were approximately 11% and 10% of revenues for the nine months ended September 30, 2015 and 2014, respectively.

Product development expenses for HealthStream Workforce Solutions increased approximately $3.3 million and approximated 12% and 11% of revenues for HealthStream Workforce Solutions for the nine months ended September 30, 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is due to additional personnel expenses associated with new product development initiatives for our subscription-based products, as well as stock based compensation. Product development expenses for HealthStream Patient Experience Solutions increased approximately $235,000 and approximated 5% and 4% of revenues for HealthStream Patient Experience Solutions for the nine months ended September 30, 2015 and 2014, respectively. The increase in both amount and as a percentage of revenue is due to additional personnel and related expenses compared to the prior year period. Product development expenses for HealthStream Provider Solutions increased approximately $1.1 million and approximated 16% and 11% of revenues for HealthStream Provider Solutions for the nine months ended September 30, 2015 and 2014, respectively. The increase in amount and as a percentage of revenues is primarily associated with the HLS acquisition.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $4.3 million, or 20%, to $26.1 million for the nine months ended September 30, 2015 from $21.8 million for the nine months ended September 30, 2014. Sales and marketing expenses were approximately 17% of revenues for both the nine months ended September 30, 2015 and 2014.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $4.0 million and approximated 17% and 16% of revenues for HealthStream Workforce Solutions for the nine months ended September 30, 2015 and 2014, respectively. The increase in amount and as percentage of revenues is primarily due to additional personnel and related expenses, commissions, expenses associated with our customer Summit (our conference utilized to reach existing and potential customers with training and educational services, as well as to provide demonstrations of our new and existing product offerings), increased marketing spending, and stock based compensation. Sales and marketing expenses for HealthStream Patient Experience Solutions decreased approximately $1.2 million, and approximated 13% and 19% of revenues for HealthStream Patient Experience Solutions for the nine months ended September 30, 2015 and 2014, respectively. The decrease in amount and as a percentage of revenues is due to fewer account management personnel compared to the prior year. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $1.5 million, and approximated 26% and 28% of revenues for HealthStream Provider Solutions for the nine months ended September 30, 2015 and 2014, respectively. The increase in amount is primarily associated with the HLS acquisition.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $4.2 million, or 25%, to $20.9 million for the nine months ended September 30, 2015 from $16.7 million for the nine months ended September 30, 2014. Other general and administrative expenses as a percentage of revenues were approximately 14% and 13% of revenues for the nine months ended September 30, 2015 and 2014, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $167,000 over the first nine months of 2014 primarily associated with the HCCS acquisition. Other general and administrative expenses for HealthStream Patient Experience Solutions increased approximately $252,000 over the first nine months of 2014 primarily due to increased facilities costs for a new patient interview center in Nashville, Tennessee. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $1.3 million over the first nine months of 2014 primarily associated with the HLS acquisition. The unallocated corporate portion of other general and administrative expenses increased approximately $2.5 million over the first nine months of 2014, primarily associated with additional personnel, professional fees, stock based compensation, and other general expenses, as well as higher acquisition related costs during 2015 than in 2014. During the first nine months of 2015, acquisition costs associated with the HLS acquisition were approximately $965,000 while during the first nine months of 2014, acquisition costs associated with the HCCS acquisition were approximately $365,000.

Depreciation and Amortization. Depreciation and amortization increased approximately $4.2 million, or 53%, to $12.1 million for the nine months ended September 30, 2015 from $7.9 million for the nine months ended September 30, 2014. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets from recent acquisitions (including amortization of software acquired for resale), and depreciation expense associated with capital expenditures.

Other Income (Expense), Net. Other income (expense), net was an expense of approximately $7,000 for the nine months ended September 30, 2015 compared to income of $117,000 for the nine months ended September 30, 2014. The $124,000 decrease is primarily associated with higher interest expense from borrowings under a revolving credit facility during 2015 and losses from equity method investments.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $4.9 million for the nine months ended September 30, 2015 compared to $4.5 million for the nine months ended September 30, 2014. The Company’s effective tax rate was approximately 42% for the nine months ended September 30, 2015 compared to approximately 37% for the nine months ended September 30, 2014. The effective tax rate for 2014 was positively influenced by approximately $670,000 of tax benefits associated with research and development tax credits, which did not reoccur in the nine months ended September 30, 2015.

Net Income. Net income decreased approximately $937,000, or 12%, to $6.8 million for the nine months ended September 30, 2015 compared to $7.7 million for the nine months ended September 30, 2014. Earnings per diluted share were $0.23 per share for the nine months ended September 30, 2015 compared to $0.28 per diluted share for the nine months ended September 30, 2014. Both net income and earnings per share for the nine months ended September 30, 2014 were positively influenced by a lower effective tax rate, as mentioned above. In addition, both net income and earnings per diluted share for nine months ended September 30, 2015 were adversely impacted by the $5.3 million revenue reduction resulting from the deferred revenue write-downs associated with the HLS and HCCS acquisitions.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased approximately 25% to approximately $26.5 million for the nine months ended September 30, 2015 compared to $21.3 million for the nine months ended September 30, 2014. This improvement resulted from the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

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

In order to better assess the Company’s financial results, management believes that adjusted EBITDA is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain non-cash and non-operating items. We believe that adjusted EBITDA is also used by many investors and securities analysts to assess the Company’s results from current operations. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure of financial performance under US GAAP. Because adjusted EBITDA is not a measurement determined in accordance with US GAAP, it is susceptible to varying calculations. Accordingly, adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

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

The Company completed the acquisitions of HCCS in March 2014 and HLS in March 2015. In accordance with US GAAP reporting requirements for fair value, we recorded a deferred revenue write-down of approximately $1.5 million for HCCS and a preliminary write-down of $9.1 million for HLS. These write-downs resulted in lower revenues in periods subsequent to those acquisitions than would have otherwise been recognized.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
GAAP net income	$2,614	$3,436	$6,810	$7,747
Interest income	(150)	(73)	(259)	(190)
Interest expense	26	13	162	38
Income tax provision	1,738	1,354	4,862	4,519
Stock based compensation expense	440	388	2,787	1,222
Depreciation and amortization	4,639	2,815	12,148	7,938

Adjusted EBITDA	$9,307	$7,933	$26,510	$21,274

GAAP revenues	$53,835	$44,525	$153,136	$125,351
Adjustment for deferred revenue write-down	2,099	150	5,341	1,222

Non-GAAP revenues	$55,934	$44,675	$158,477	$126,573

GAAP operating income	$4,325	$4,741	$11,679	$12,149
Adjustment for deferred revenue write-down	2,099	150	5,341	1,222

Non-GAAP operating income	$6,424	$4,891	$17,020	$13,371

GAAP net income	$2,614	$3,436	$6,810	$7,747
Adjustment for deferred revenue write-down, net of tax	1,261	108	3,114	772

Non-GAAP net income	$3,875	$3,544	$9,924	$8,519

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $25.5 million and $28.7 million during the nine months ended September 30, 2015 and 2014, respectively. The decrease compared to the prior year period primarily resulted from changes in deferred revenue and excess tax benefits from equity awards. The number of days sales outstanding (DSO) was 57 days for the third quarter of 2015 compared to 60 days for the third quarter of 2014. The improvement in DSO over the prior year resulted from improved collections. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $140.7 million and $23.6 million for the nine months ended September 30, 2015 and 2014, respectively. During 2015, the Company utilized $88.1 million (net of cash acquired) for acquisitions, purchased $77.8 million of marketable securities, purchased $6.0 million of property and equipment, spent $5.3 million for capitalized software development, and made $2.0 million in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $38.4 million. During 2014, the Company purchased $44.3 million of marketable securities, utilized $12.3 million (net of cash acquired) for acquisitions, spent $4.0 million for capitalized software development, purchased $3.0 million of property and equipment, and made $325,000 in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $40.4 million.

Cash provided by financing activities was approximately $100.7 million and $313,000 for the nine months ended September 30, 2015 and 2014, respectively. The primary sources of cash from financing activities for 2015 resulted from $98.0 million in proceeds from the issuance of 3.9 million shares of our common stock in our underwritten public offering that was completed on May 28, 2015, $3.7 million of excess tax benefits from equity awards, and $328,000 of proceeds from the exercise of employee stock options. The primary uses of cash during 2015 related to payments of payroll taxes from stock based compensation arrangements of $753,000, and earn-outs for prior business combinations of $633,000. During 2014 the primary source of cash from financing activities resulted from $827,000 of proceeds from the exercise of employee stock options. The primary uses of cash during 2014 resulted from $270,000 of earn-outs from prior business combinations and $160,000 for payments of payroll taxes from stock based compensation arrangements.

Our balance sheet reflects positive working capital of $116.2 million at September 30, 2015 compared to $97.4 million at December 31, 2014. The increase in working capital was primarily due to the proceeds of $98.0 million from the issuance of common stock as noted above, but partially offset cash used to fund the HLS acquisition of approximately $88.1 million. The Company’s primary source of liquidity is $144.8 million of cash and cash equivalents and marketable securities. The Company also has a $50.0 million revolving credit facility, all of which was available for additional borrowing at September 30, 2015.

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

Our growth strategy includes acquiring businesses that provide complementary products and services. We anticipate that future acquisitions, if any, would be effected through a combination of stock and cash consideration. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant values at the time of borrowing. As of September 30, 2015, we were in material compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. We are subject to interest rate market risk associated with the borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $144.8 million at September 30, 2015. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $92,000.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits

10.1^	–	Letter agreement dated as of September 24, 2015, between HealthStream, Inc. and Michael Sousa.

10.2^	–	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) between HealthStream, Inc. and Michael Sousa.

10.3^	–	Form of HealthStream, Inc. Restricted Share Unit Agreement (Cumulative) between HealthStream, Inc. and Michael Sousa.

10.4^	–	2015 Provider Solutions Cash Incentive Bonus Plan.

31.1	–	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	–	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	–	XBRL Instance Document

101.1 SCH	–	XBRL Taxonomy Extension Schema

101.1 CAL	–	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	–	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	–	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	–	XBRL Taxonomy Extension Presentation Linkbase

^	– Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

October 30, 2015	By:	/s/ GERARD M. HAYDEN, JR.
Gerard M. Hayden, Jr.
Chief Financial Officer

HEALTHSTREAM, INC.

EXHIBIT INDEX

10.1^	Letter agreement dated as of September 24, 2015, between HealthStream, Inc. and Michael Sousa.

10.2^	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) between HealthStream, Inc. and Michael Sousa.

10.3^	Form of HealthStream, Inc. Restricted Share Unit Agreement (Cumulative) between HealthStream, Inc. and Michael Sousa.

10.4^	2015 Provider Solutions Cash Incentive Bonus Plan.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	XBRL Instance Document

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

^	– Management contract or compensatory plan or arrangement.