Form 10-K
period 2015-12-31
HEALTHSTREAM INC
filed 2016-02-26
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the NASDAQ Global Select Market on June 30, 2015 was approximately $768.8 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 23, 2016, there were 31,651,860 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Item 1. Business

OVERVIEW AND HISTORY

HealthStream, Inc. (HealthStream or the Company) provides workforce, patient experience, and provider solutions for healthcare organizations—all designed to support the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Delivered primarily as Software-as-a-Service (“SaaS”), our solutions focus on some of the most significant challenges facing the healthcare workforce and healthcare organizations today, including the need to effectively manage, retain, engage, and develop healthcare workforce talent; meet rigorous compliance requirements; efficiently manage ongoing medical staff credentialing and privileging processes; and deliver optimal patient experiences of care in healthcare organizations.

With 26 years of experience, HealthStream is recognized as a leading innovator and thought leader in the healthcare industry for its healthcare workforce solutions. Using technology to enhance learning and productivity, HealthStream pioneered the delivery of online learning for hospitals’ required regulatory training as Internet-based training was first introduced. Stemming from that early success, demand for expanded learning solutions led the Company to build what is now a full eco-system of diverse HR and clinical-focused applications, courseware, assessments, and talent management programs. At year-end 2015—with over 4.6 million healthcare professionals subscribing to HealthStream’s platform through their respective organizations, HealthStream is a leading provider in workforce development in the healthcare industry.

With its singular healthcare focus, HealthStream understands that healthcare organizations want to provide their patients with an engaged, confident, and competent workforce that delivers optimal patient experiences. HealthStream’s solutions offer organizations a robust array of products and services that provide targeted insights to take actions that produce sustainable performance improvements. Moreover, HealthStream’s vast database of healthcare workforce benchmarks offer organizations a powerful tool to compare, assess, and fine-tune their strategies for managing initiatives to success.

HealthStream believes that the key to quality patient care is—and always has been—a result of the people who deliver care. To that end, the Company’s solutions support the recruiting, retaining, engaging, assessing, and developing the healthcare workforce, including medical staff who provide patient care in our customers’ organizations.

Headquartered in Nashville, Tennessee, the Company was incorporated in 1990 and began providing its SaaS-based workforce solutions in 1999, its survey and research solutions in 2005, and its provider solutions in 2012. Including additional offices in Laurel, Maryland; Nashville, Tennessee; Jericho, New York; Brentwood, Tennessee; San Diego, California; Boulder, Colorado; and Pensacola, Florida, HealthStream had 833 full-time and 139 part-time employees as of December 31, 2015. Our business has evolved from an initial focus on technology-based training to a company providing workforce development, patient experience, and provider solutions to the nation’s healthcare providers.

INDUSTRY BACKGROUND

According to the deputy director of the National Health Statistics Group at the Centers for Medicare and Medicaid Services (CMS), spending in the healthcare industry reached approximately $3.0 trillion in 2014, or 17.5% of the U.S. gross domestic product. Hospital care expenditures accounted for approximately 32.4% of the $3.0 trillion industry. According to the Bureau of Labor Statistics, approximately 18.9 million professionals are employed in the healthcare segment of the domestic economy, with approximately 4.8 million employed in acute-care hospitals and approximately 3.3 million employed in post-acute-care organizations, our primary target markets for our products. As of December 31, 2015, approximately 4.62 million healthcare professionals were subscribers to our SaaS-based solutions, which include 4.48 million subscribers already implemented and 142,000 subscribers in the process of implementation.

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

In hospitals, staffing issues and personnel shortages have also contributed to the need for facility based workforce development as well as additional assessment and competency based training. An ongoing nursing shortage, for example, is resulting in skill gaps and rising costs. The U.S. Bureau of Labor Statistics projects the need for 525,000 replacement nurses over the next several years, bringing the total number of openings for nurses due to growth and replacements to 1.05 million by 2022. We believe that offering training and education for hospital personnel is increasingly being utilized as a retention and recruitment incentive.

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

A large portion of the nation’s hospitals utilize research and survey tools to gain insight about patients’ experiences, to assess workforce competency and engagement, to determine the status of physician relations, and to measure the perceptions about the hospitals in the communities they serve. Industry-wide interest is increasing in research due in part, to the CAHPS® (Consumer Assessment of Healthcare Providers and Systems) Hospital Survey launched by CMS in partnership with the Agency for Healthcare Research and Quality (AHRQ). Hospitals must submit data to CMS for certain required quality measures—which for inpatients includes the CAHPS® Hospital Survey—in order to receive the full market basket increase to their reimbursement payment rates from CMS. Hospitals that fail to submit this survey data will incur a reduction in the inpatient market basket update amount for the following federal fiscal year. We are designated as a certified vendor for and offer CAHPS® Hospital Survey services.

The healthcare education and training industry is highly fragmented, varies significantly in delivery methods (i.e., online products, live events, written materials, and manikins for simulation-based training), and is composed of a wide variety of entities competing for customers. The sheer volume of healthcare information available to satisfy continuing education needs, rapid advances in medical developments, and the time constraints that healthcare professionals face make it difficult to quickly and efficiently access the continuing education content most relevant to an individual’s practice or profession. Historically, healthcare professionals have received continuing education and training through offline publications, such as medical journals or by attending conferences and seminars. In addition, other healthcare workers and pharmaceutical and medical device manufacturers’ sales and internal regulatory personnel usually fulfill their training from external vendors or internal training departments. While these approaches satisfy the ongoing education and training requirements, they are typically costly and inconvenient. In addition, live courses are often limited in the breadth of offerings and do not provide a method for tracking training completion. The results of these traditional methods, both from a business and compliance standpoint, are difficult to track and measure. While hospitals and health systems occasionally survey their patients, physicians, and employees using their own internal resources, the practice is limited since they do not typically possess the valuable comparative benchmarking data that is available from independent survey research vendors.

Provider data management has become more complex and arduous for healthcare organizations. Spurred by the Joint Commission Medical Staff standards and other regulatory requirements, credentialing and privileging has been transformed from a periodic review to continuous, evidence-driven analysis of professional competency and provider performance. This transformation requires ongoing, automatic monitoring of licenses, sanctions, and exclusions, as well as expanding the area to review at initial and re-credentialing. In addition, provider enrollment processes have compounded in difficulty. For example, a single provider may need to enroll annually with some 30-40 payers, with each payer application often taking two to four hours to complete.

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

HEALTHSTREAM’S SOLUTIONS

HealthStream’s products and services are organized into three segments—Workforce Solutions, Patient Experience Solutions, and Provider Solutions—that collectively help healthcare organizations meet their ongoing talent management, training, education, assessment, competency management, compliance, provider credentialing & privileging management, and provider enrollment needs. HealthStream’s solutions are provided to a wide range of customers within the healthcare industry across the continuum of care.

HealthStream Workforce Solutions— Our workforce development solutions, which are comprised primarily of SaaS, subscription-based products, are used by healthcare organizations to meet a broad range of their talent management, training, certification, competency assessment, performance appraisal, and development needs. Our numerous content libraries allow our customers to subscribe to a wide array of additional courseware, which includes content from leading healthcare and nursing associations, medical and healthcare publishers, and other content providers. Additionally, medical device companies and other industry partners offer online training support through HealthStream’s platform for their products and they sponsor continuing education directly to healthcare workers.

At December 31, 2015, HealthStream had approximately 4.62 million “total subscribers” to its subscription-based solutions. Each individual end-user who utilizes at least one HealthStream subscription-based solution is counted as one subscriber, regardless of the number of subscriptions contracted by or for that end-user. Our subscription-based solutions include any one or a combination of our many platform applications, plus courseware, or content. For example, we deliver courseware to our customers primarily through our learning application, the HealthStream Learning Center™ (HLC), while we deliver competency management and performance appraisal tools through our applications known as the HealthStream Competency Center (HCC) and HealthStream Performance Center (HPC), respectively, which are all on our SaaS-based platform, along with a series of other applications.

Pricing for the HLC, HCC, and HPC are subscription based, with fees based on the number of subscribers, courseware provided, and other factors. We offer training, implementation, and account management services to facilitate adoption of our subscription-based solutions. Fees for training are based on the time and efforts of the personnel involved. Implementation fees vary based on the size, scope, and complexity of the project. Our SaaS-based platform and subscription-based solutions are hosted in a central data center that allows authorized subscribers Internet access to our services, thereby eliminating the need for onsite local implementations of installed workforce development products. During 2015, 2014, and 2013, our subscription-based solutions accounted for approximately 74%, 76%, and 72% of consolidated revenues, respectively.

Other Applications on our Platform — HealthStream offers an array of other applications on our platform, each serving a unique function for hospitals and health systems. Each application on our platform has its own value proposition and revenue stream. Examples of individual applications that are offered on our platform include applications for recruiting and applicant tracking; learning; performance appraisal; compensation management; succession planning; competency management; credentialing and privileging; provider enrollment; disclosure management; clinical development; simulation-based education; and industry-sponsored training.

HealthStream Patient Experience Solutions — Our patient experience solutions complement HealthStream’s workforce solutions’ product and service offerings by providing customers with Patient Insights™, Employee Insights™, Physician Insights™, and Community Insights™ surveys, data analyses of survey results, and other research-based measurement tools. Our services are designed to provide thorough analyses with insightful recommendations for change; benchmarking capability using our comprehensive databases; and consulting services to identify solutions for our customers based on their survey results. Clients are able to access and analyze their survey results data through Insights Online™, our secure web-based reporting platform.

As a CMS-approved vendor, HealthStream offers its customers full services to meet their Consumer Assessment of Healthcare Providers and Systems, or CAHPS, program requirements. Along with the mandatory-for-hospitals CAHPS (HCAHPS), the Company offers a range of solutions for other mandated CAHPS reporting, including those for accountable care organizations, medical groups, and home health organizations. Other CAHPS survey services are offered for fulfilling voluntary reporting needs for pediatrics, emergency departments, hospice, in-center hemodialysis, and outpatient surgery.

All of our survey and research solutions focus on providing statistically valid data to assist our customers with their decision making related to their organization’s performance improvement objectives. In addition to collecting and reporting data, we provide analysis and consulting to help customers understand and improve their survey results and patient experiences and the underlying impact on their business. Pricing for these services is based on the survey type, delivery method, size of the survey instrument, sample size, frequency of survey cycles, and other factors. During 2015, 2014, and 2013, our Patient Insights™ survey product accounted for approximately 13%, 14%, and 17% of consolidated revenues, respectively.

HealthStream Provider Solutions – Our provider solutions are offered through our business segment that is branded in the marketplace as “Echo, a HealthStream Company.” Echo solutions enable healthcare organizations to launch paperless credentialing processes, reduce provider enrollment timelines, accelerate the provider onboarding process, and drive improvement through validated provider profiles. Together, more than 2,000 healthcare organizations in the U.S. use one or more Echo products.

EchoCredentialing™ is a comprehensive platform that manages medical staff credentialing and privileging processes. Healthcare organizations leverage EchoCredentialing to support enterprise-wide or regional Credentialing Verification Organizations (CVOs), unified privileging, peer review, one-click integration with CVO services, and the move to paperless processes. EchoOneApp™is a provider enrollment platform, which includes automatic form population directly from a continuously updated library of 3,500+ preformatted payer form templates as well as online form integration with CAQH, CMS, PECOS, and state-based payer enrollment sites. EchoAccess™is our enterprise class platform to support hospital call centers with physician referral, call triage, provider directories, class enrollment, and discharge planning functionalities. EchoAnalytics™ offers a wide array of validation tools and EchoOnboarding™ consists of an onboarding dashboard with a workflow functionality, along with onboarding navigator tools to facilitate coordination of the provider onboarding process.

BUSINESS COMBINATIONS

We acquired substantially all of the assets of Baptist Leadership Group (BLG) in September 2013, acquired Health Care Compliance Strategies, Inc. (HCCS) in March 2014 and acquired HealthLine Systems, LLC (HLS) in March 2015. For additional information regarding acquisitions, please see Note 5 of the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

CUSTOMERS

We provide our solutions to customers across a broad range of entities within the healthcare industry, including private, not for profit, and government entities, as well as pharmaceutical and medical device companies. We derive a substantial portion of our revenues from a relatively small number of customers, although no single customer represented more than 10 percent of our revenues during 2015, 2014, or 2013. Examples of customers that have purchased or contracted for products and services from HealthStream include: Ardent Health Services; Saint Luke’s Health System; HCA Holdings, Inc.; Community Health Systems, Inc.; McLaren Health Care Corporation; Sutter Health; and Tenet Healthcare Corporation.

SALES AND MARKETING

We market our products and services primarily through our direct sales teams, who are based at our corporate headquarters in Nashville, Tennessee and in our additional offices located in Laurel, Maryland; Jericho, New York; Brentwood, Tennessee; San Diego, California and Pensacola, Florida as well as remote home office sales locations. As of December 31, 2015, our HealthStream Workforce Development Solutions sales personnel consisted of 105 employees who carried sales quotas; our HealthStream Patient Experience Solutions sales personnel consisted of 15 employees who carried sales quotas; and our Provider Solutions sales personnel consisted of 17 employees who carried sales quotas. We also have nine employees who support our sales teams with sales force productivity and optimization, onboarding, training, and administration services.

We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups—including our annual customer Summit, trade shows, internet promotion and demonstrations, telemarketing campaigns, public relations, distribution of product-specific literature, direct mail, and advertising.

Over most of the last fourteen years, we have hosted an annual conference in Nashville, Tennessee for our customers known as the “Summit.” We have utilized this client conference to reach out to existing and potential customers and business partners, provide training and educational services, and to demonstrate our new and existing product offerings. We have marketing teams that are responsible for these initiatives and for working with and supporting our product management and sales teams. At December 31, 2015, our marketing personnel consisted of 29 employees.

OPERATIONS AND TECHNOLOGY

We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services, recurring sales, and development and maintenance of new and existing products are dependent on the strength of our operations, customer service, product development and maintenance, training, and other support teams. As of December 31, 2015, our Workforce Development Solutions operations team consisted of 302 employees associated with customer support, implementation services, product development and maintenance, training, and project management; our Patient Experience Solutions operations team consisted of 352 employees (of which 205 employees worked in our interviewing centers) associated with phone interviewing, distributing and processing paper-based survey instruments, patient experience coaching and consulting, data analysis and reporting of survey results, and project management; and our Provider Solutions operations team consisted of 69 employees associated with implementation services, data integration, product development and quality assurance, credentials verification, consulting, and other services.

Our services are designed to be reliable, secure, and scalable. Our software is a combination of proprietary and commercially available software and operating systems. Our software solutions support hosting and management of content, publication of our web sites, execution of courseware, registration and tracking of users, collection, sampling, and analysis of survey data, tracking and reporting of physician credentialing and provider enrollment information, and reporting of information for both internal and external use. We designed the platforms that provide our services to allow each component to be independently scaled by adding commercially available hardware and a combination of commercially available and proprietary software components.

Our software applications, servers, and network infrastructure that deliver our services are hosted by a combination of third-party data center providers and HealthStream owned data centers. We maintain fully redundant disaster recovery data centers which are located in geographically separate locations. Our technology equipment is maintained in secure, limited access environments, supported by redundant power, environmental conditioning, and network connectivity, and we follow industry best practices for backup and disaster recovery. Company personnel monitor all servers, networks, and systems on a continuous basis, and we employ enterprise firewall systems and data abstraction to protect our databases, customer information, and courseware library from unauthorized access.

COMPETITION

In addition to the competing healthcare education delivery methods in the industry, we also have direct competitors. In our workforce solutions business segment, a number of companies offer competitive learning management products and talent management modules to the healthcare industry. We compete with companies such as Cornerstone OnDemand, Healthcare Source, Oracle, SABA, SAP, and SumTotal Systems that provide their services to multiple industries, including healthcare. We also compete with large medical publishers that have operating units that offer learning management systems that focus on healthcare, such as Reed Elsevier Group’s MC Strategies. In our patient experience business segment, we face competition from large nationally recognized research firms such as Avatar International, Gallup, National Research Corporation, Press Ganey Associates, Studer Group, Professional Research Consultants, Inc., and others. Our patient experience business also experiences direct competition from vendors who provide research services to other industries including Kenexa, which is now owned by IBM, and Foresight, which is now owned by TNS Global. In our provider solutions business segment, we see competition primarily from several large companies, such as MD-Staff, Morissey & Associates, and Cactus Software.

We believe our workforce solutions, which include both products and services that facilitate training, assessment, and development for healthcare professionals, a wide assortment of courseware, a mechanism for measuring satisfaction and/or other results, and the ability to provide all our services on a single platform over the Internet, provide us with a competitive advantage. In our patient experience business segment, we believe our large proprietary database of survey results, technology infrastructure designed to automate the processing of survey results, proprietary core survey instruments and action plan development methodology, and our ability to quickly deliver relevant online courseware targeted at addressing survey related findings provide us with a competitive advantage. In our provider solutions business segment, we believe the scope and quality of our products, capability to connect medical staff credentialing with provider enrollment, and innovative new predictive analytics provide us with a competitive advantage. We believe that the principal competitive factors affecting the marketing of our workforce, patient experience, and provider solutions to the healthcare industry include:

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

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

Regulation of the Internet and the Privacy and Security of Personal Information

The laws and regulations that govern our business change rapidly. The following are some of the evolving areas of law that are relevant to our business:

•	Privacy and Security Laws. Federal, state and foreign privacy and security regulations and other laws restricting the collection, use, security and disclosure of personal information limit our ability to collect information or use and disclose the information in our databases or derived from other sources to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation.

•	Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us violates these regulations.

•	Information Security Accountability Regulation. As a business associate of our customers, we are required to report certain breaches of protected health information to our customers, which must in turn notify affected individuals, the U.S. Department of Health and Human Services (HHS) and, in certain situations involving large breaches, the media. All non-permitted uses or disclosures of unsecured, protected health information are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. In addition, we are subject to certain state laws that relate to privacy or the reporting of security breaches. For example, California law requires notification of security breaches involving personal information and medical information. We may incur costs to comply with these privacy and security requirements. Because many of these laws are new and there is little guidance related to many of these laws, it is difficult to estimate the cost of our compliance with these laws. Further, Congress has considered bills that would require companies to engage independent third parties to audit the companies’ computer information security. If the Company is required to report a breach of security or if one of the Company’s customers is required to report a breach of security by the Company, the Company’s business could be negatively impacted.

•	Sales and Use Tax. Through December 31, 2015, we collected sales, use or other taxes on taxable transactions in states in which we have employees or have a significant level of sales activity. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet.

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

The American Nurses Credentialing Center (ANCC). ANCC, a subsidiary of the American Nurses Association (ANA), provides individuals and organizations throughout the nursing profession with the resources they need to achieve practice excellence. ANCC’s internationally renowned credentialing programs certify nurses in specialty practice areas; recognize healthcare organizations for promoting safe, positive work environments through the Magnet Recognition Program® and the Pathway to Excellence® Program; and accredit providers of continuing nursing education. In addition, ANCC’s Institute for Credentialing Innovation® offers an array of informational and educational services and products to support its core credentialing programs. ANCC certification exams validate nurses’ skills, knowledge, and abilities. More than a quarter million nurses have been certified by ANCC since 1990. More than 80,000 advanced practice nurses are currently certified by ANCC. The ANCC Magnet Recognition Program® recognizes healthcare organizations that provide the very best in nursing care and professionalism in nursing practice. The program also provides a vehicle for disseminating best practices and strategies among nursing systems. The ANCC Magnet Recognition Program is a highly recognized standard for nursing excellence. The Pathway to Excellence® Program recognizes the essential elements of a high standard nursing practice environment. The designation is earned by healthcare organizations that create work environments where nurses can develop professionally. The award substantiates the professional satisfaction of nurses and identifies best places to work.

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

The U.S. Food and Drug Administration (FDA) and the Federal Trade Commission (FTC)

Current FDA and FTC rules and enforcement actions and regulatory policies or those that the FDA or the FTC may develop in the future could have a material adverse effect on our ability to provide existing or future applications or services to our end users or obtain the necessary corporate sponsorship to do so. The FDA and the FTC regulate the form, content and dissemination of labeling, advertising and promotional materials, including direct-to-consumer prescription drug and medical device advertising, prepared by, or for, pharmaceutical, biotechnology or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, regulated companies must limit their advertising and promotional materials to discussions of the FDA-approved indications and, in limited circumstances, to a limited number of indications not approved by the FDA. Therefore, any truthful or untruthful information that promotes the use of pharmaceutical or medical device products that is presented with our services is subject to the FDA and FTC requirements and regulatory oversight including criminal, civil and administrative actions. We believe that banner advertisements, sponsorship links and any educational programs that lack independent editorial control that we may present with our services could be subject to FDA or FTC regulation. While the FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on the advertiser, if the FDA or FTC finds that any regulated information presented with our services violates FDA or FTC regulations, they may take regulatory action against us or the advertiser or sponsor of that information. In addition, the FDA may adopt new regulatory policies that more tightly regulate the format and content of promotional information on the Internet.

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

OUR EMPLOYEES

As of December 31, 2015, we employed 833 full-time and 139 part-time persons, of which 205 persons are employed in our interviewing centers. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a brief summary of the business experience of each of the executive officers of the Company. Executive Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	48	Chief Executive Officer, President and Chairman of the Board of Directors
Jeffrey S. Doster	51	Senior Vice President and Chief Technology Officer
Gerard M. Hayden, Jr.	61	Senior Vice President and Chief Financial Officer
J. Edward Pearson	53	Senior Vice President and Chief Operating Officer
Thomas Schultz	49	Senior Vice President, Sales
Michael Sousa	47	Senior Vice President and President, Echo, Inc.

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

Thomas Schultz joined the Company in June 2014 as senior vice president of sales. He worked for Lawson Software, a subsidiary of Infor, Inc., in various sales leadership roles for sixteen years prior to joining the Company. He earned a Bachelor of Arts from St. Mary’s University of Minnesota.

Michael Sousa joined the Company in October 2004, and served as senior vice president of sales from January 2010 to June 2014. In June 2014, he was promoted to senior vice president of business development. In September 2015, he was named president of Echo, Inc., HealthStream’s Provider Solutions business segment, while continuing to serve as a senior vice president of the Company. He earned a Bachelor of Science degree from Boston College and a Master of Business Administration from Boston University.

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

As revenues from our subscription business continue to increase, a larger portion of our revenues will be predictable; however, quarterly performance may be more subject to fluctuations. Our HealthStream Patient Experience Solutions products and services are typically contracted by healthcare organizations for multi-year terms, but the frequency, sample size, and timing of survey cycles can vary from quarter to quarter and year to year. The contract structure for some Patient Experience Solutions products gives customers latitude about when to initiate a survey, which can affect quarterly or annual revenue forecasts. Also, other project-based products, such as certain content development and professional services, are subject to the customers’ involvement in the provision of the product or service. The timing and magnitude of these project-based product and service contracts may vary widely from quarter to quarter and year to year, and thus may affect our ability to accurately forecast quarterly and annual financial performance.

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

Several of our competitors and many potential competitors have longer operating histories and significantly greater financial, technical, marketing, or other resources than we do. We encounter direct competition from both large and small companies and other companies focused on workforce development management in the healthcare industry. We also face competition from larger survey and research companies. Given the profile and growth of the healthcare industry and the growing need for education, training, simulation, research, and information, it is likely that additional competitors will emerge. We believe we maintain a competitive advantage against our competitors by offering a comprehensive array of products and services; however, our lack of market diversification resulting from our concentration on the healthcare industry may make us susceptible to losing market share to our competitors who also offer a more robust talent management suite to a cross-section of industries. These companies may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Further, most of our customer agreements are for terms ranging from one to four or five years, with no obligation to renew. The short terms of these agreements may enable customers to more easily shift to one of our competitors.

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

We may not be able to retain distribution rights from our content partners, and this could affect projected growth in courseware subscription revenue.

Most of our agreements with content providers are for initial terms of two to three years. The content partners may choose not to renew their agreements with us or may terminate the agreements early if we do not fulfill our contractual obligations. If a significant number of our content providers terminate or fail to renew their agreements with us on acceptable terms, it could result in a reduction in the number of courses we are able to distribute, causing decreased revenues. Most of our agreements with our content partners are non-exclusive, and our competitors offer, or could offer, training, development and continuing education content that is similar to or the same as ours. If publishers and authors, including our current content partners offer information to users or our competitors on more favorable terms than those offered to us, or increase our license fees, our competitive position and our profit margins and prospects could be harmed. In addition, the failure by our content partners to deliver high-quality content and to revise their content in response to user demand and evolving healthcare advances and trends could result in customer dissatisfaction and inhibit our ability to attract and retain subscribers of our courseware offerings.

We may not be able to develop new products and services, or enhancements to our existing products and services, or be able to achieve widespread acceptance of new products, services or features, or keep pace with technological developments.

Our growth strategy depends in part on our ability to generate revenue growth through sales to new customers as well as increasing sales of additional courseware subscriptions and other products and services to existing customers. Our identification of additional features, content, products and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our customer base. We are not able to accurately predict the volume or speed with which existing and new customers will adopt such new products and services. Because healthcare training continues to change and evolve, we may be unable to accurately predict and develop new products, features, content and other products to address the needs of the healthcare industry. Further, the new products, services and enhancements we develop may introduce significant defects into or otherwise negatively impact our core software platform. While all new products and services are subject to testing and quality control, all software and software-based services are subject to errors and malfunctions. If we release new products, services and/or enhancements with bugs, defects or errors or that cause bugs, defects or errors in existing products, it could result in lost revenues, reduced ability to meet contractual obligations and would be detrimental to our business and reputation. If new products, features, or content are not accepted or integrated by new or existing customers, we may not be able to recover the cost of this development and our financial performance will be harmed. Continued growth of our customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as enhancing our courseware, product and service offerings that address the needs of healthcare organizations.

We may be unable to continue to license our third party software, on which a portion of our product and service offerings rely, or we may experience errors in this software, which could increase our costs and decrease our revenue.

We use technology components in some of our products that have been licensed from third parties. Future licenses to these technologies may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these licenses could result in delays in the introduction of new products and services or could force us to discontinue offering portions of our workforce development or patient experience solutions until equivalent technology, if available, is identified, licensed and integrated. The operation of our products would be impaired if errors occur in third party technology or content that we incorporate, and we may incur additional costs to repair or replace the defective technology or content. It may be difficult for us to correct any errors in third party products because the products are not within our control. Accordingly, our revenue could decrease and our costs could increase in the event of any errors in this technology. Furthermore, we may become subject to legal claims related to licensed technology based on product liability, infringement of intellectual property or other legal theories. Even if these claims do not result in liability to us, investigating and defending these claims could be expensive, time-consuming and result in suspension of or interference with certain offerings to our clients and/or adverse publicity that could harm our business.

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

For the year ended December 31, 2015, approximately 74% of our net revenue was derived from our subscription-based solution products. Our subscription-based customers have no obligation to renew their subscriptions for our products or services after the expiration of the subscription agreement, and in fact, some customers have elected not to renew their subscription. In addition, our customers may renew at a lower pricing or activity level. Our customers’ renewals may decline or fluctuate as a result of a number of factors, including but not limited to their dissatisfaction with our service, a dissipation or cessation of their need for one or more of our products or services, pricing or competitive product offerings. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our revenue could be adversely affected, which would have a material adverse effect on our results of operations and financial position. For example, the requirement mandated by CMS for healthcare organizations to transition to the ICD-10 coding system, effective in October 2015, generated significant demand for our ICD-10 readiness training courseware from 2012 through 2015, when subscriptions for that product positively influenced the Company’s revenue and operating income. However, sales of that product have ceased and revenue and operating income from that product will significantly decline during 2016 compared to the previous year since there will not be renewals of that product. HealthStream Patient Experience Solutions product and service contracts typically range from one to three years in length, and customers are not obligated to renew their contract with us after their contract expires. If our customers do not renew their arrangements for our services, or if their activity levels decline, our revenue may decline and our business will suffer.

We may be unable to accurately predict the timing of revenue recognition from sales activity as it is often dependent on achieving certain events or performance milestones, and this inability could impact our operating results.

Our ability to recognize revenue is dependent upon several factors including the transfer of customer-specific information such as unique subscriber IDs, which are required for us to implement customers on our subscription-based platform and certain platform applications. Accordingly, if customers do not provide us with the specified information in a timely manner, our ability to recognize revenue will be delayed, which could adversely impact our operating results. In addition, implementation completion and acceptance of our subscription-based platform and certain platform applications by our customers must be achieved, survey responses must be received and tabulated, and delivery of courseware is required in connection with subscription-based products for us to recognize revenue.

Because we recognize revenue from subscriptions for our products and services over the term of the subscription period, downturns or upturns in sales may not be immediately reflected in our operating results.

During the year ended December 31, 2015, we recognized approximately 74% of our revenue from customers monthly over the terms of their subscription agreements, which have initial contract terms ranging from one to five years. As a result, much of the revenue we report in each quarter is related to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. Finally, the majority of costs associated with our sales cycles are incurred up front before revenue recognition commences, and therefore periods of strong sales performance may increase our costs in the near term negatively affecting our financial performance.

We may not be able to meet our strategic business objectives unless we obtain additional financing, which may not be available to us on favorable terms, or at all.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in order to:

•	develop new, or enhance existing, services or products;

•	respond to competitive pressures;

•	finance working capital requirements;

•	acquire or invest in complementary businesses, technologies, content or products; or

•	otherwise effectively execute our growth strategy.

At December 31, 2015, we had approximately $149.0 million in cash, cash equivalents, and marketable securities. We also have up to $50.0 million of availability under our Revolving Credit Facility, subject to certain covenants, which expires in November 2017. We expect to incur between $14.0 and $16.0 million of capital expenditures, software development and content purchases during 2016. We actively review possible business acquisitions to complement or enhance our products and services. We may not have adequate cash and investments or availability under our Revolving Credit Facility to consummate one or more of these acquisitions. We cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced.

We have significant goodwill and identifiable intangible assets recorded on our balance sheet that may be subject to impairment losses that would reduce our reported assets and earnings.

As of December 31, 2015, our balance sheet included goodwill of $83.1 million and identifiable intangible assets of $56.0 million. There are inherent uncertainties in the estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Economic, legal, regulatory, competitive, reputational, contractual, and other factors could result in future declines in the operating results of our business units or market value declines that do not support the carrying value of goodwill and identifiable intangible assets. If the value of our goodwill and/or intangible assets is impaired, accounting rules require us to reduce their carrying value and report an impairment charge, which would reduce our reported assets and earnings for the period in which an impairment is recognized.

The current uncertain economic environment may have a negative impact on our customers and us which could have a significant impact on our revenue, operating results and financial condition.

It is difficult to predict the full magnitude and duration of the current uncertain economic environment and its related impact on our customers, suppliers and our company. For example, our customers may experience fluctuations or declines in their business and as a consequence, some customers may choose to invest less in information technology assets for their business which, in turn, could have an impact on us. The potential negative effects on us include, but are not limited to, reductions in our renewal and revenue growth rates, shorter contract terms, pricing pressures, and delays in payments from customers that increase our accounts receivable resulting in a deterioration of our cash flow and working capital position. We continue to monitor general economic conditions, however, and depending on the severity and/or duration of any economic downturn, these circumstances could have a material adverse effect on our revenue, results from operations and financial condition. In addition, because our clients are concentrated in the healthcare industry, our revenue and operating results may be adversely affected by changes in regulations, a business downturn in the healthcare industry, or consolidation with respect to the healthcare industry.

We may not be able to demonstrate compliance with Sarbanes-Oxley Section 404 in a timely manner, and the correction of any deficiencies identified during annual audits may be costly and could harm our business.

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

We have provided our online products and services for over 16 years and continue to develop our ability to provide our solutions on both a subscription and transactional basis over the Internet. Our future success will depend on our ability to effectively develop and maintain the infrastructure, including procurement of additional hardware and software, and to implement the services, including customer support, necessary to meet the demand for our products and services. Our inability from time to time to successfully develop the necessary systems and implement the necessary services on a timely basis has resulted in our customers experiencing some delays, interruptions and/or errors in their service. Such delays or interruptions may cause customers to become dissatisfied with our service and move to competing providers of traditional and online training and education services. If this happens, our revenue and reputation could be adversely affected, which would have a material adverse effect on our financial condition.

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

Our future success will depend on our ability to attract, train, motivate, and retain other highly skilled technical, managerial, marketing, customer support, and survey personnel. Competition for certain personnel is intense, especially for developers, web designers and sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. We have experienced in the past, and continue to experience, difficulty hiring qualified personnel in a timely manner for these positions. The pool of qualified technical personnel, in particular, is limited in Nashville, Tennessee, where our headquarters are located. We operate interviewing centers located in Laurel, Maryland, and Nashville, Tennessee. We may experience difficulty in maintaining and recruiting qualified individuals to perform interviewing services. We will also need to maintain or increase the size of our staff to support our anticipated growth, without compromising the quality of our offerings or customer service. Our inability to locate, attract, hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our services and impair our ability to grow.

We may not be able to upgrade our hardware and software technology infrastructure quickly enough to effectively meet demand for our services or our operational needs.

We must continue to obtain reasonably priced, commercially available hardware and operating software as well as continue to enhance our software and systems to accommodate the increased use of our platform, the increased courseware and content in our library and the resulting increase in operational demands on our business. Decisions about hardware and software enhancements are based in part on estimated forecasts of the growth in demand for our services. This growth in demand for our services is difficult to forecast and the potential audience for our services is widespread and dynamic. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our customers may encounter delays or disruptions in their service. Unscheduled downtime could harm our business and also could discourage current and potential customers from using or continuing to use our services and reduce future revenue. If we are unable to acquire, update, or enhance our technology infrastructure and systems quickly enough to effectively meet increased operational demands on our business, that may also have a material adverse effect on our financial condition.

Our network infrastructure and computer systems and software may fail.

An unexpected event (including but not limited to a cyber-security incident, telecommunications failure, fire, earthquake, or other catastrophic loss) at our Internet service providers’ facilities or at our on-site data facilities could cause the loss of critical data and prevent us from offering our products and services for an unknown period of time. System downtime could negatively affect our reputation and ability to sell our products and services and may expose us to significant third-party claims. Our business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our web server and network systems and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems and software, and our customers may encounter delays. Such disruptions could harm our reputation and cause customers to become dissatisfied and possibly take their business to a competing provider, which would adversely affect our revenues.

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

A security incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under the Health Insurance Portability and Accountability Act (HIPAA), the Health Information Technology for Economic and Clinical Health Act (HITECH), state privacy laws, consumer protection laws, common law theories or other laws, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We collect and store sensitive information, including intellectual property and protected health information (“PHI”) and other personally identifiable information, on our networks. The secure maintenance of this information is critical to our business operations. We have implemented multiple layers of security measures to protect this confidential data through technology, processes, and our people; we utilize current security technologies; and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, a security breach or failure could result from a variety of circumstances and events, including third-party action, system errors, employee negligence or error, malfeasance, computer viruses, failures during the process of upgrading or replacing software, databases, or components thereof, power outages, hardware failures, telecommunication failures, user errors, catastrophic events, or threats from malicious persons and groups, new vulnerabilities, and advanced new attacks against information systems create risk of security incidents. Like many other organizations, we have experienced data incidents from time to time in the course of our business and handled these incidents in accordance with our understanding of the applicable laws.

In addition, we may experience data incidents again in the future, including incidents more significant than we have experienced to date, which could expose us and our customers to penalties under HIPAA or applicable state laws, damage our reputation, and result in plaintiff or state Attorney General litigation, especially if a large number of patients are affected or if the compromised information is highly sensitive.

We may experience errors or omissions in our software products or processes that (i) deliver provider credentialing, privileging and payer enrollment services for our hospitals and medical practice customers and (ii) administer and report on hospital performance, and these errors could result in action taken against us that could harm our business.

Hospitals and medical practices use our credentialing, privileging, and payer enrollment software to manage, validate and maintain their providers’ credentials and authorization to practice in a particular facility, and to maintain authorization to perform care covered by insurance providers. In some instances, we also rely on information from sources outside the Company that we then use in our credentialing and privileging products. If errors or omissions occur that inaccurately validate or invalidate the credentials of a provider, or improperly deny or authorize a provider to practice in a hospital or medical practice, these errors or omissions could result in litigation brought against us either by our hospital and medical practice customers, or by the provider. For example, an important element in a malpractice case brought against a hospital or other provider would often be the validation of proper credentialing for the provider, and any errors or omissions in our products that provide these services could subject us to claims. Further, a list of providers’ privileges are made available to the general public by hospitals and medical practices, and errors in credentialing and privileging may result in damage to that hospital’s or medical practice’s reputation.

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

Risks Related to Government Regulation, Content and Intellectual Property

Government regulation may subject us to investigation, litigation, or liability or require us to change the way we do business.

The laws and regulations that govern our business change rapidly. Evolving areas of law that are relevant to our business include privacy and security laws, proposed encryption laws, content regulation, information security accountability regulation, sales and use tax laws and regulations and attempts to regulate activities on the Internet. In addition to being directly subject to certain requirements of the HIPAA privacy and security regulations, we are required through contracts with our customers known as “business associate agreements” to protect the privacy and security of certain personal and health related information. Our current and past privacy and security practices, including any breaches of PHI or other data, could also be subject to review or other investigation by various state and federal regulatory authorities or could become the subject of future pending or threatened litigation.

The rapidly evolving and uncertain regulatory and technology environment could require us to change how we do business or incur additional costs. Further, we cannot predict how changes to these laws and regulations might affect our business. Failure to comply with applicable laws and regulations, including those governing privacy and security, could subject us to civil and criminal penalties, subject us to contractual penalties (including termination of our customer agreements), adversely affect our ability to retain clients and attract new clients, damage our reputation and have a detrimental impact on our business.

We may not be able to maintain our certification to conduct CMS mandated surveys, and this could adversely affect our business.

Our survey product offerings include providing survey services to assist customers in their compliance with CMS regulations. We are currently designated by CMS as a certified vendor to offer CAHPS® Hospital Surveys and CAHPS® Home Health Care Surveys, including data collection and submission services. We are also a certified vendor for CG-CAHPS; ICH-CAHPS, ED-CAHPS; PCMH-CAHPS; Hospice CAHPS; and ACO-CAHPS. If we are unable to maintain these certifications, or secure certifications for future CMS mandated surveys, we would not be able to administer these survey instruments for our customers and our business may suffer.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is located in Nashville, Tennessee, which is primarily used to support our workforce development operations and corporate functions. Our lease for approximately 73,000 square feet at this location expires in April 2017. The lease provides for a two-year renewal option with rates increasing during the renewal period. We also lease other facilities in Laurel, Maryland; Nashville, Tennessee; Jericho, New York; Brentwood, Tennessee; San Diego, Colorado; Boulder, Colorado; and Pensacola, Florida. The facilities in Laurel, Maryland and Nashville, Tennessee are used to support our survey operations, while the other leased locations are satellite offices for acquired businesses.

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

The following table sets forth, for each quarter of the two most recent years, the high and low closing prices per share of our common stock as reported on the NASDAQ Global Select Market:

	Common Stock Price
	2015		2014
	High	Low	High	Low
First Quarter	$30.36	$24.63	$34.43	$26.49
Second Quarter	31.91	25.15	27.10	21.02
Third Quarter	32.14	21.60	27.14	21.80
Fourth Quarter	25.63	21.31	31.95	23.38

As of February 17, 2016, the Company had a total of 8,086 shareholders, including 650 registered holders and 7,436 beneficial holders.

SHARE REPURCHASE PROGRAM

In February 2016, our Board of Directors authorized a share repurchase program for up to $25 million of our outstanding common stock. Repurchases will be made under the repurchase program in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program will terminate on the earlier of December 31, 2016 or when the maximum dollar amount has been expended. The share repurchase program may be suspended or discontinued at any time.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings for use in the operation of our business.

See the table labeled “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in our 2016 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

STOCK PERFORMANCE GRAPH

The graph below compares HealthStream, Inc.’s cumulative total shareholder return on common stock with the cumulative total returns of companies on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index for each of the last five fiscal years ended December 31, 2015, assuming an initial investment of $100. Data for the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index assume the reinvestment of dividends.

The comparisons in the graph below are based on historical data and are not necessarily indicative of future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)

Among HealthStream, Inc., The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

(1)	$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

HealthStream acquired Decision Critical, Inc. on June 29, 2012, Sy.Med Development, Inc. on October 19, 2012, substantially all of the assets of BLG on September 9, 2013, HCCS on March 3, 2014 and HLS on March 16, 2015. The results of operations for these acquired companies are included within our consolidated statement of income data effective from the respective date of acquisition. Revenues may be subject to fluctuations as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report. As a result of these factors, the annual results presented below are not comparable. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	(in thousands, except per share data)
	2015	2014	2013	2012	2011

STATEMENT OF INCOME DATA:
Revenues, net	$209,002	$170,690	$132,274	$103,732	$82,066
Total operating costs and expenses	195,445	154,315	117,608	90,273	70,728

Operating income	13,557	16,375	14,666	13,459	11,338

Net income	$8,621	$10,394	$8,418	$7,645	$6,944

Net income per share – basic	$0.29	$0.38	$0.31	$0.29	$0.31

Net income per share – diluted	$0.28	$0.37	$0.30	$0.28	$0.29

Weighted average shares of common stock outstanding – basic	30,057	27,570	26,853	26,128	22,445

Weighted average shares of common stock outstanding – diluted	30,436	28,023	27,663	27,507	23,748

BALANCE SHEET DATA:
Cash and cash equivalents	$82,010	$81,995	$59,537	$41,365	$76,904
Marketable securities – short and long term	66,976	38,973	48,659	51,952	12,548
Accounts receivable, net	36,348	33,167	25,314	15,348	16,014
Goodwill and intangible assets	139,039	56,709	44,616	38,104	23,104
Working capital	120,459	97,352	90,912	83,259	78,631
Total assets	379,569	257,262	212,594	174,528	154,237
Deferred revenue – current and noncurrent	69,448	57,373	38,168	23,146	22,759
Shareholders’ equity	280,320	167,859	149,433	132,196	120,915

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

OVERVIEW

HealthStream provides workforce development, patient experience, and provider solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Workforce development products are used by healthcare organizations to meet a broad range of their training, certification, competency assessment, performance appraisal, and development needs. Patient experience products provide our customers information about patients’ experiences and how to improve them, workforce engagement, physician relations, and community perceptions of their services. Provider products are used by healthcare organizations for provider credentialing, privileging, call center and enrollment needs. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry.

Revenues for the year ended December 31, 2015 were approximately $209.0 million compared to $170.7 million for the year ended December 31, 2014, an increase of 22%. Operating income decreased by 17% to $13.6 million for 2015, compared to $16.4 million for 2014. Net income decreased by 17% to $8.6 million for 2015, compared to $10.4 million for 2014. Earnings per share (EPS) were $0.28 per share (diluted) for 2015 compared to $0.37 per share (diluted) for 2014. Revenues from HealthStream Workforce Solutions grew by 20%, or $27.0 million; revenues from HealthStream Patient Experience Solutions grew by 7%, or $2.3 million; and revenues from HealthStream Provider Solutions grew by 197%, or $9.0 million. As of December 31, 2015, the Company had approximately 4.62 million total subscribers, of which approximately 4.48 million were fully implemented subscribers on its SaaS-based platform. Annualized revenue per implemented subscriber increased to $36.96 per subscriber at the end of 2015, up from $34.43 per subscriber at the end of 2014, representing a 7% increase. As of December 31, 2015 cash and investment balances approximated $149.0 million, and the Company maintained full availability under its $50.0 million revolving credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

Revenues are recognized from subscription-based workforce development products and courseware subscriptions based on a per person subscription basis, and in some cases on a per license basis. Fees are based on the size of the facilities’ or organizations’ employee user population and the service offerings to which they subscribe. Subscription-based revenue is recognized ratably over the service period of the underlying contract. All other service revenues are recognized as the related services are performed or products are delivered.

Revenues from provider solutions products are predominantly related to software licensing and support/maintenance renewals. Revenues derived from the license of installed software products are recognized upon shipment or installation of the software when vendor specific objective evidence (VSOE) of fair value for the software license can be established. Software support and maintenance revenues are recognized ratably over the term of the related agreement.

Revenues from patient experience services are recognized when survey results are delivered to customers via either Internet-based reporting throughout the survey period or by providing final survey results once all services are complete. A significant portion of revenues for survey and reporting services that are provided through the use of Internet-based reporting methodologies are recognized using the proportional performance method, reflecting recognition throughout the service period which corresponds with the survey cycle and reporting access by the customer, which typically ranges from one to five months. If survey results are delivered to the customer after all services have been completed, then the corresponding revenues are recognized in full in the period such results are provided to the customer. Coaching and consulting revenues are generally recognized using the proportional performance method as these services are performed throughout the contract term. All other revenues are recognized as the related services are performed or products are delivered to the customer. Revenues for these services can be subject to seasonal factors based on customers’ requirements that can impact the timing, frequency, and volume of survey cycles.

Revenues from professional services primarily include consulting and courseware development services. Fees are based on the time and efforts involved, and revenue is recognized upon completion of performance milestones using the proportional performance method.

The Company offers training services for clients to facilitate integration of its software solutions. Fees for training are based on the time and efforts of the personnel involved. Basic online training is generally included in the initial contract; however, incremental training is fee based and revenues are generally recognized upon completion of training services.

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management periodically assesses the realizability of its deferred tax assets, and to the extent that we believe a recovery is not likely, we establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. The Company maintains a valuation allowance of approximately $346,000 for the portion of its deferred tax assets that are not more likely than not expected to be realized.

Software Development Costs

Capitalized software development includes costs to develop and maintain our products and applications, including our SaaS-based workforce development platform products and our survey reporting applications, which are accounted for as internal use software. For internal use software development, once planning is completed and the software development process begins, internal costs and payments to third parties associated with the software development efforts are capitalized when the life expectancy is greater than one year and the anticipated cash flows are expected to exceed the cost of the related asset. During 2015 and 2014, we capitalized approximately $7.3 million and $5.7 million, respectively, for software development. Such amounts are included in the accompanying consolidated balance sheets under the caption “capitalized software development.” The Company amortizes capitalized software development costs over their expected life, which is generally three to five years. Capitalized software development costs are subject to a periodic impairment review in accordance with our impairment review policy. In connection with capitalized software development, significant estimates involve the assessment of the development period for new products and feature enhancements, as well as the expected useful life of underlying software, feature enhancements, or product created. Once capitalized, software development costs are subject to the policies and estimates described below regarding goodwill, intangibles and other long-lived assets.

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

Allowance for Doubtful Accounts

The Company estimates the allowance for doubtful accounts using both a specific and non-specific identification method. Management’s evaluation includes reviewing past due accounts on a case-by-case basis, and determining whether an account should be reserved, based on the facts and circumstances surrounding each potentially uncollectible account. An allowance is also maintained for accounts not specifically identified that may become uncollectible in the future. Uncollectible accounts are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is necessary based on our specific and non-specific identification approach. Our allowance for doubtful accounts totaled approximately $303,000 as of December 31, 2015.

Stock Based Compensation

The Company recognizes compensation expense using a fair-value based method for costs related to share based payments including stock options and restricted share units. Measurement of such compensation expense requires significant estimation and assumptions; however, we believe that the Black Scholes option pricing model used for calculating the fair value of our stock based compensation plans provides a reasonable measurement methodology using a framework that is widely adopted.

As of December 31, 2015, the Company had two stock incentive plans which qualified as stock based compensation plans. During the years ended December 31, 2015, 2014, and 2013, approximately $3.3 million, $1.6 million, and $1.5 million of stock based compensation expense was recorded, respectively. The Company has historically granted equity based awards to both its management group and members of the Company’s board of directors on an annual basis, and expects to continue providing equity awards to these groups for the foreseeable future. The Company also provides grants of equity based awards when new members of the management group begin their employment, or when new board of director members join the Company. As of December 31, 2015, total future compensation cost related to non-vested awards not yet recognized was approximately $3.0 million net of estimated forfeitures, with a weighted average expense recognition period of 2.3 years. Future compensation expense recognition for new equity based award grants will vary depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from initial estimates.

RESULTS OF OPERATIONS

Revenues and Expense Components

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Revenues, net. Revenues for our HealthStream Workforce Solutions business segment primarily consist of the following products and services: provision of services through our SaaS-based platform, authoring tools, a variety of courseware subscriptions, competency and performance appraisal tools, implementation and consulting services, content development, online sales training courses (RepDirect™), HospitalDirect®, SimVentures, and a variety of other educational activities to serve professionals that work within healthcare organizations. Revenues for our HealthStream Patient Experience Solutions business segment consist of quality and satisfaction surveys, data analyses of survey results, coaching/consulting services, and other research-based measurement tools focused on patients, employees, physicians, and other members of the community. Revenues for our HealthStream Provider Solutions business segment consist of proprietary software applications to help facilitate provider credentialing, privileging, call center and enrollment administration for healthcare organizations.

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

Product Development. Product development consists primarily of salaries and employee benefits, contract labor, stock based compensation, costs associated with the development of new software feature enhancements, new products, and costs associated with maintaining and developing our platform products. Personnel costs within product development include our systems, application development, and quality assurance teams, product managers, and other personnel associated with software and product development.

Sales and Marketing. Sales and marketing consists primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. We host a national customer conference in Nashville, Tennessee known as “Summit,” a significant portion of the costs of which are included in sales and marketing expenses. Personnel costs within sales and marketing include our sales teams and marketing personnel.

Other General and Administrative Expenses. Other general and administrative expenses consist primarily of salaries and employee benefits, stock based compensation, employee travel and lodging, facility costs, office expenses, fees for professional services, business development and acquisition related costs, and other operational expenses. Personnel costs within general and administrative expenses include individuals associated with normal corporate functions (accounting, legal, business development, human resources, administrative, internal information systems, and executive management).

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized software development.

Other Income (Expense), Net. The primary component of other income is interest income related to interest earned on cash, cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to our revolving credit facility. In addition, the income or loss attributed to equity method investments is included in this category.

2015 Compared to 2014

Revenues, net. Revenues increased approximately $38.3 million, or 22%, to $209.0 million for 2015 from $170.7 million for 2014. A comparison of revenues by business segment is as follows (in thousands):

	2015	2014	Percentage Change
Revenues by Business Segment:
Workforce	$161,289	$134,242	20%
Patient Experience	34,193	31,901	7%
Provider	13,520	4,547	197%

Total revenues, net	$209,002	$170,690	22%

% of Revenues
Workforce	77%	79%
Patient Experience	16%	19%
Provider	7%	2%

Revenues for HealthStream Workforce Solutions increased approximately $27.0 million, or 20%, over 2014. Revenues from our subscription-based workforce products increased by $26.0 million, or 20% over 2014 due to a higher number of subscribers and more courseware consumption by subscribers. Annualized revenue per implemented subscriber increased by 7%, to $36.96 per subscriber at the end of 2015 compared to $34.43 per subscriber at the end of 2014. Implemented subscribers increased by 9% during 2015 to 4.48 million subscribers at the end of 2015 compared to 4.15 million subscribers at the end of 2014. Additionally, total subscribers increased by 8%, with 4.62 million total subscribers at December 31, 2015 compared to 4.28 million total subscribers at December 31, 2014.

Revenues for HealthStream Patient Experience Solutions increased approximately $2.3 million, or 7%, over 2014. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased approximately $2.8 million, or 12%, over 2014, primarily due to growth in survey volumes over the prior year. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively decreased by $554,000 or 7%, compared to 2014 due to fewer engagements.

Revenues for HealthStream Provider Solutions increased approximately $9.0 million, or 197%, over 2014. Revenues from the HLS acquisition, which was consummated on March 16, 2015, were approximately $8.5 million during 2015. Such revenues take into account the deferred revenue reduction noted below. Revenues from other products increased by approximately $431,000, or 9% over 2014. Revenues for HealthStream Provider Solutions during 2015 were adversely impacted by a $6.7 million reduction resulting from the deferred revenue write-down associated with the HLS acquisition.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $15.3 million, or 21%, to $89.4 million for 2015 from $74.1 million for 2014. Cost of revenues as a percentage of revenues was approximately 43% of revenues for both 2015 and 2014. Cost of revenues for HealthStream Workforce Solutions increased approximately $10.3 million to $63.5 million and approximated 39% and 40% of revenues for HealthStream Workforce Solutions for 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, as well as increases in personnel expenses, stock based compensation, and other support costs. Cost of revenues for HealthStream Patient Experience Solutions increased approximately $2.2 million to $22.4 million and approximated 65% and 63% of revenues for HealthStream Patient Experience Solutions for 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is primarily the result of increased personnel costs, including personnel to support the growth in patient survey volume over the prior year, and increased stock based compensation. Cost of revenues for HealthStream Provider Solutions increased approximately $2.8 million to $3.5 million, and approximated 26% and 16% of revenues for HealthStream Provider Solutions for 2015 and 2014, respectively. The increase in both amount and as a percentage of revenue is primarily the result of the HLS acquisition.

Product Development. Product development expenses increased approximately $7.8 million, or 47%, to $24.2 million for 2015 from $16.5 million for 2014. Product development expenses as a percentage of revenues were approximately 12% and 10% of revenues for 2015 and 2014, respectively.

Product development expenses for HealthStream Workforce Solutions increased approximately $4.8 million and approximated 12% and 11% of revenues for HealthStream Workforce for 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is due to additional personnel expenses associated with new product development initiatives for our subscription-based products, as well as increased stock based compensation. Product development expenses for HealthStream Patient Experience Solutions increased approximately $1.0 million and approximated 7% and 4% of revenues for HealthStream Patient Experience Solutions in 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is due to additional personnel and related expenses compared to the prior year period. Product development expenses for HealthStream Provider Solutions increased approximately $2.0 million and approximated 18% and 11% of revenues for HealthStream Provider Solutions for 2015 and 2014, respectively. The increase is in both amount and as a percentage of revenues is due primarily to the HLS acquisition.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $5.7 million, or 19%, to $35.6 million for 2015 from $29.9 million for 2014. Sales and marketing expenses as a percentage of revenues were approximately 17% and 18% of revenues for 2015 and 2014, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $5.1 million and approximated 17% and 16% of revenues for HealthStream Workforce Solutions for 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is primarily due to additional personnel and related expenses, commissions, and expenses associated with our customer Summit, increased marketing spending, and increased stock based compensation. Sales and marketing expenses for HealthStream Patient Experience Solutions decreased approximately $1.7 million, and approximated 13% and 19% of revenues for HealthStream Patient Experience Solutions for 2015 and 2014, respectively. The decrease in amount and as a percentage of revenues is primarily due to fewer account management personnel compared to the prior year. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $2.2 million and approximated 26% and 30% of revenues for HealthStream Provider Solutions for 2015 and 2014, respectively. The increase in amount is primarily due to the HLS acquisition.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $6.4 million, or 28%, to $29.3 million for 2015 from $22.9 million for 2014. Other general and administrative expenses as a percentage of revenues were approximately 14% and 13% of revenues for 2015 and 2014, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $253,000 over the prior year. The increase is primarily due to the HCCS acquisition, additional personnel, and increased other support costs. Other general and administrative expenses for HealthStream Patient Experience Solutions increased approximately $305,000 compared to the prior year period primarily due to increased facilities costs for a new patient interview center in Nashville, Tennessee. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $2.1 million compared to the prior year period primarily due to the HLS acquisition. The unallocated corporate portion of other general and administrative expenses increased approximately $3.7 million over the prior year period, primarily associated with additional personnel, professional fees, stock based compensation, and other general expenses, as well as higher acquisition costs during 2015 than in 2014. Acquisition costs during 2015 approximated $1.1 million, of which $965,000 were associated with the HLS acquisition. Acquisition costs during 2014 approximated $762,000, of which $329,000 were associated with the HLS acquisition and $365,000 were associated with the HCCS acquisition.

Depreciation and Amortization. Depreciation and amortization increased approximately $6.1 million, or 55%, to $17.0 million for 2015 from $10.9 million for 2014. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets in relation to the acquisition of HLS, and depreciation expense associated with capital expenditures.

Other Income, Net. Other income, net was approximately $162,000 for 2015 compared to $146,000 for 2014. The increase is attributable to both interest income from investments in marketable securities and a gain on disposal of long lived assets, but was partially offset by higher interest expense from borrowings under a revolving credit facility during 2015 and losses from equity method investments.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $5.1 million for 2015 compared to approximately $6.1 million for 2014. The Company’s effective tax rate was approximately 37% for both 2015 and 2014. The decrease in income tax expense during 2015 is attributable to lower taxable income compared to the prior year period.

Net Income. Net income decreased approximately $1.8 million, or 17%, to $8.6 million for 2015 from $10.4 million for 2014. Earnings per diluted share were $0.28 per share for 2015, compared to $0.37 per diluted share for 2014.

Adjusted EBITDA (a non-GAAP measure which we define as net income before interest, income taxes, stock-based compensation, and depreciation and amortization) increased by 17% to approximately $33.8 million for 2015 compared to $28.9 million for 2014. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of this calculation to measures under US GAAP and disclosure regarding why we believe Adjusted EBITDA provides useful information to investors.

2014 Compared to 2013

Revenues, net. Revenues increased approximately $38.4 million, or 29%, to $170.7 million for 2014 from $132.3 million for 2013. A comparison of revenues by business segment is as follows (in thousands):

	2014	2013	Percentage Change
Revenues by Business Segment:
Workforce	$134,242	$99,963	34%
Patient Experience	31,901	28,454	12%
Provider	4,547	3,857	18%

Total revenues, net	$170,690	$132,274	29%

% of Revenues
Workforce	79%	75%
Patient Experience	19%	22%
Provider	2%	3%

Revenues for HealthStream Workforce Solutions increased approximately $34.3 million, or 34%, over 2013. Revenues from our subscription-based workforce products increased by $34.3 million, or 36% over 2013 due to a higher number of subscribers and more courseware consumption by subscribers, as well as revenue associated with the HCCS acquisition. Annualized revenue per implemented subscriber increased by 6%, to $34.43 per subscriber at the end of 2014 compared to $32.41 per subscriber at the end of 2013. Implemented subscribers increased by 22% during 2014 to 4.15 million subscribers at the end of 2014 compared to 3.39 million subscribers at the end of 2013. Additionally, total subscribers increased by 15%, with 4.28 million total subscribers at December 31, 2014 compared to 3.71 million total subscribers at December 31, 2013. Revenues in 2014 were positively influenced by courseware subscriptions associated with, among other products, ICD-10 readiness training. Revenues from ICD-10 readiness training were approximately $28.4 million in 2014, compared to $13.9 million in 2013. Revenues from the HCCS acquisition, consummated on March 3, 2014, were approximately $4.8 million during 2014.

Revenues for HealthStream Patient Experience Solutions increased approximately $3.4 million, or 12%, over 2013. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $1.8 million, or 8%, over 2013, primarily due to growth in survey volumes over the prior year. Revenues from other surveys, which are conducted on annual or bi-annual cycles, declined by $72,000, or 2%, compared to 2013. Revenues from the Baptist Leadership Group (BLG) acquisition, consummated on September 9, 2013, were $2.9 million in 2014 compared to $1.2 million in 2013.

Revenues for HealthStream Provider Solutions increased approximately $690,000, or 18%, over 2013. $565,000 of the increase was due to lower revenues in 2013 associated with the deferred revenue write-down of acquired balances from the Sy.Med acquisition, which was consummated in October 2012, and $125,000 of the increase was due to growth in sales during 2014.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $18.5 million, or 33%, to $74.1 million for 2014 from $55.6 million for 2013. Cost of revenues as a percentage of revenues was 43% of revenues for 2014 compared to 42% of revenues for 2013. Cost of revenues for HealthStream Workforce Solutions increased approximately $14.4 million to $53.2 million and approximated 40% and 39% of revenues for HealthStream Workforce Solutions for 2014 and 2013, respectively. The increase in both amount and as a percentage of revenues is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and increased personnel expenses. Cost of revenues for HealthStream Patient Experience Solutions increased approximately $4.0 million to $20.2 million and approximated 63% and 57% of revenues for HealthStream Patient Experience Solutions for 2014 and 2013, respectively. The increase in both amount and as a percentage of revenues is primarily the result of increased personnel costs from the BLG acquisition as well as additional costs associated with the growth in patient survey volume over the prior year. Cost of revenues for HealthStream Provider Solutions increased approximately $111,000 to $738,000, and approximated 16% of revenues for HealthStream Provider Solutions for both 2014 and 2013.

Product Development. Product development expenses increased approximately $4.7 million, or 40%, to $16.5 million for 2014 from $11.8 million for 2013. Product development expenses as a percentage of revenues were approximately 10% and 9% of revenues for 2014 and 2013, respectively.

Product development expenses for HealthStream Workforce Solutions increased approximately $4.8 million and approximated 11% and 10% of revenues for HealthStream Workforce for 2014 and 2013, respectively. The increase in both amount and as a percentage of revenues is due to additional personnel expenses associated with new product development initiatives for our subscription-based products. Product development expenses for HealthStream Patient Experience Solutions decreased approximately $137,000 and approximated 4% and 5% of revenues for HealthStream Patient Experience Solutions in 2014 and 2013, respectively. The decrease in both amount and as a percentage of revenues is due to lower personnel expenses. Product development expenses for HealthStream Provider Solutions increased approximately $35,000 and approximated 11% and 12% of revenues for HealthStream Provider Solutions for 2014 and 2013, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $5.8 million, or 24%, to $29.9 million for 2014 from $24.1 million for 2013. Sales and marketing expenses as a percentage of revenues were approximately 18% of revenues for both 2014 and 2013.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $4.6 million and approximated 16% and 17% of revenues for HealthStream Workforce Solutions for 2014 and 2013, respectively. The expense increase is primarily due to additional personnel and related expenses, increased commissions associated with higher sales performance compared to the prior year, and increased marketing spending. Sales and marketing expenses for HealthStream Patient Experience Solutions increased approximately $768,000, and approximated 19% of revenues for HealthStream Patient Experience Solutions for both 2014 and 2013. The increase in amount and as a percentage of revenues is primarily due to additional personnel associated with the BLG acquisition and increased commissions associated with higher sales performance compared to the prior year. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $259,000 and approximated 30% and 28% of revenues for HealthStream Provider Solutions for 2014 and 2013, respectively. The increase is primarily due to additional personnel and related expenses and increased commissions.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $4.6 million, or 25%, to $22.9 million for 2014 from $18.3 million for 2013. Other general and administrative expenses as a percentage of revenues were approximately 13% and 14% of revenues for 2014 and 2013, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $1.3 million over the prior year period primarily due to the HCCS acquisition, additional personnel, and other support costs. Other general and administrative expenses for HealthStream Patient Experience Solutions increased approximately $543,000 compared to the prior year period primarily due to the BLG acquisition. Other general and administrative expenses for HealthStream Provider Solutions decreased approximately $265,000 compared to the prior year period primarily due to fewer personnel and related expenses. The unallocated corporate portion of other general and administrative expenses increased approximately $3.0 million over the prior year period, primarily associated with additional personnel, professional fees, rent, and other general expenses, as well as expenses associated with the acquisition of HCCS. During 2014, we incurred approximately $762,000 of costs associated with both the completed acquisition of HCCS and other costs for evaluating potential transactions as part of our business development initiatives.

Depreciation and Amortization. Depreciation and amortization increased approximately $3.1 million, or 39%, to $10.9 million for 2014 from $7.8 million for 2013. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets, and depreciation expense associated with capital expenditures, including leasehold improvements to our Nashville, Tennessee office space.

Other Income, Net. Other income, net was approximately $146,000 for 2014 compared to $176,000 for 2013. The decrease is attributable to losses from equity method investments.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $6.1 million for 2014 compared to approximately $6.4 million for 2013. The Company’s effective tax rate was approximately 37% for 2014 compared to approximately 43% for 2013. The decrease in the effective tax rate resulted primarily from the recognition of approximately $1.2 million in tax benefits associated with research and development tax credits during 2014.

Net Income. Net income increased approximately $2.0 million, or 23%, to $10.4 million for 2014 from $8.4 million for 2013. Earnings per diluted share were $0.37 per share for 2014, compared to $0.30 per diluted share for 2013.

Adjusted EBITDA (a non-GAAP measure which we define as net income before interest, income taxes, stock-based compensation, and depreciation and amortization) increased by 21% to approximately $28.9 million for 2014 compared to $23.9 million for 2013. This improvement is consistent with the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of this calculation to measures under US GAAP.

Reconciliation of Non-GAAP Financial Measures

This report contains certain non-GAAP financial measures, including non-GAAP net income, non-GAAP operating income, non-GAAP revenue and adjusted EBITDA, which are used by management in analyzing the Company’s financial results and ongoing operational performance. These non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance which are prepared in accordance with US GAAP and may be different from non-GAAP financial measures used by other companies.

In order to better assess the Company’s financial results, management believes that adjusted EBITDA is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain non-cash and non-operating items. The Company believes that adjusted EBITDA is also used by many investors and securities analysts to assess the Company’s results from current operations. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure of financial performance under US GAAP. Because adjusted EBITDA is not a measurement determined in accordance with US GAAP, it is susceptible to varying calculations. Accordingly, adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

The Company understands that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluation of companies, this measure has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of the Company’s results as reported under US GAAP.

Management addresses these inherent limitations associated with using adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with US GAAP, and reconciliation of adjusted EBITDA to net income, the most directly comparable US GAAP measure.

In recent years, the Company has acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, following the completion of any such acquisition, the Company may record a write down of deferred revenue to fair value as defined in GAAP. If the Company is required to record a write-down of deferred revenue, it may result in lower recognized revenue, operating income, and net income in subsequent periods.

As discussed elsewhere in this report, the Company completed the acquisitions of BLG in September 2013, HCCS in March 2014 and HLS in March 2015. In accordance with US GAAP reporting requirements for fair value, deferred revenue write-downs of $254,000 for BLG, $1.5 million for HCCS and $9.0 million for HLS have been recorded in periods following such acquisitions. These write-downs result in lower revenues than would have otherwise been recognized for such services.

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

	2015	2014	2013
GAAP net income	$8,621	$10,394	$8,418
Interest income	(401)	(265)	(263)
Interest expense	188	56	51
Income tax provision	5,098	6,127	6,424
Stock based compensation expense	3,280	1,625	1,458
Depreciation and amortization	16,997	10,931	7,852

Adjusted EBITDA	$33,783	$28,868	$23,940

GAAP revenues	$209,002	$170,690	$132,274
Adjustment for deferred revenue write-down	6,822	1,465	839

Non-GAAP revenues	$215,824	$172,155	$133,113

GAAP operating income	$13,557	$16,375	$14,666
Adjustment for deferred revenue write-down	6,822	1,465	839

Non-GAAP operating income	$20,379	$17,840	$15,505

GAAP net income	$8,621	$10,394	$8,418
Adjustment for deferred revenue write-down, net of tax	4,287	921	476

Non-GAAP net income	$12,908	$11,315	$8,894

FINANCIAL OUTLOOK FOR 2016

The Company provides projections and other forward-looking information in this “Financial Outlook for 2016” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This section contains many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction in Part I of this Annual Report on Form 10-K and the risks and uncertainties described in Item 1A, Risk Factors and elsewhere in this document. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Item 1A, Risk Factors.

For 2016, we anticipate that consolidated revenues will grow 8 to 12 percent as compared to 2015. We anticipate that revenue growth in our Workforce Solutions segment will be in the two to six percent range and approximately 8 to 12 percent in our Patient Experience Solutions segment. We anticipate our Provider Solutions segment’s revenue to grow 80 to 84 percent as compared to 2015.

Revenues from ICD-10 readiness training, which were approximately $26.8 million in 2015, are expected to decline by approximately $20 million in 2016 and are reflected in the above guidance range for Workforce Solutions.

We anticipate operating income for 2016 to increase between 10 and 14 percent as compared to 2015.

We anticipate that capital expenditures will be between $14 million and $16 million during 2016. We expect the annual effective income tax rate to range between 39 percent and 41 percent for 2016.

The aforementioned guidance does not include the impact from any acquisitions that we may complete during 2016.

SELECTED QUARTERLY OPERATING RESULTS

The following tables set forth selected statements of income data for each of the four quarters in the periods ended December 31, 2015 and December 31, 2014, respectively. The information for each quarter has been prepared on the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.

Revenues from our subscription-based products are recognized ratably over the subscription term. Survey and research revenues are impacted by seasonal factors resulting from the volume, timing, and frequency of survey cycles.

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$47,156	$52,145	$53,835	$55,866
Total operating costs and expenses	42,366	49,581	49,510	53,988

Income from operations	4,790	2,564	4,325	1,878

Net income	$2,722	$1,473	$2,614	$1,811

Net income per share (1):
Basic	$0.10	$0.05	$0.08	$0.06

Diluted	$0.10	$0.05	$0.08	$0.06

Weighted average shares of common stock outstanding:
Basic	27,703	29,234	31,643	31,646

Diluted	28,068	29,617	32,029	32,031

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$38,350	$42,476	$44,525	$45,339
Total operating costs and expenses	35,052	38,366	39,784	41,113

Income from operations	3,298	4,110	4,741	4,226

Net income	$1,947	$2,364	$3,436	$2,647

Net income per share (1):
Basic	$0.07	$0.09	$0.12	$0.10

Diluted	$0.07	$0.08	$0.12	$0.09

Weighted average shares of common stock outstanding:
Basic	27,453	27,567	27,605	27,655

Diluted	27,906	28,044	28,047	28,095

(1) – Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the full year.

Liquidity and Capital Resources

Net cash provided by operating activities increased by $660,000, or 2%, to $34.9 million during 2015 from $34.3 million during 2014. The primary sources of cash were generated from receipts from the sales of our products and services. The number of days sales outstanding (DSO) was 61 days for 2015 and 63 days for 2014. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The primary uses of cash to fund our operations include personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $134.9 million during 2015 and $15.5 million during 2014. During 2015, the Company purchased $84.2 million of marketable securities, utilized $88.1 million (net of cash acquired) for business combinations, spent $7.3 million for capitalized software development, purchased $8.1 million of property and equipment, and made $2.0 million in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $54.8 million. During 2014, the Company purchased $44.3 million of marketable securities, utilized $12.3 million (net of cash acquired) for business combinations, spent $5.7 million for capitalized software development, purchased $4.5 million of property and equipment, and made $1.3 million in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $52.6 million.

Cash provided by financing activities was approximately $100.0 million during 2015 and $3.7 million during 2014. The primary sources of cash from financing activities for 2015 resulted from $98.0 million in proceeds from the issuance of 3.9 million shares of our common stock in our underwritten public offering that was completed on May 28, 2015, $3.0 million of excess tax benefits from equity awards, and $328,000 of proceeds from the exercise of employee stock options. The primary uses of cash during 2015 related to payments of payroll taxes from stock based compensation arrangements of $756,000 and earn-outs for prior business combinations of $633,000. During 2014 the primary source of cash from financing activities resulted from $1.1 million of proceeds from the exercise of employee stock options and $3.2 million of excess tax benefits from equity awards. The primary uses of cash during 2014 resulted from $424,000 for payments of earn-outs from prior business combinations and $161,000 for payments of payroll taxes from stock based compensation arrangements.

Revenues increased over the prior year, and our balance sheet reflects positive working capital of $120.4 million at December 31, 2015 compared to $97.4 million at December 31, 2014. The increase in working capital primarily resulted from increases in investment balances. At December 31, 2015, the Company’s primary source of liquidity was $149.0 million of cash and cash equivalents and marketable securities. The Company also has a $50.0 million revolving credit facility loan agreement, all of which was available at December 31, 2015.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development and capital expenditures for at least the next 12 months. Over the past ten years, the Company utilized federal and state net operating loss carryforwards to offset taxable income, therefore reducing its income tax liabilities. The federal net operating loss carryforwards have been fully utilized as of December 31, 2015; therefore, actual income tax payments are expected to increase significantly in the future and will more closely approximate the provision for income taxes.

The Company’s growth strategy includes acquiring businesses that provide complementary product and services. It is anticipated that future acquisitions, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. The revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against the revolving credit facility would be dependent on the covenant values at the time of borrowing. As of December 31, 2015, the Company was in material compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements primarily consist of operating leases, contractual obligations, and our revolving credit facility, which is described further in Note 14 to the Company’s consolidated financial statements contained elsewhere in this report.

The following table presents a summary of future anticipated payments due by the Company under contractual obligations with firm minimum commitments as of December 31, 2015, excluding amounts already recorded in the consolidated balance sheets (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	$3,876	$3,990	$1,618	$2,604	$12,088
Purchase obligations	597	1,001	—	—	1,598

Total	$4,473	$4,991	$1,618	$2,604	$13,686

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2015, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $149.0 million at December 31, 2015. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $90,000.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

HealthStream, Inc.

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed the classification of all deferred tax assets and liabilities to noncurrent on the December 31, 2015 balance sheet as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, effective December 31, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HealthStream, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

HealthStream, Inc.

We have audited HealthStream, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). HealthStream, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, HealthStream, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of HealthStream, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 26, 2016

HEALTHSTREAM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$82,010	$81,995
Marketable securities	66,976	38,973
Accounts receivable, net of allowance for doubtful accounts of $303 and $331 at December 31, 2015 and 2014, respectively	36,348	33,167
Accounts receivable - unbilled	1,998	1,678
Prepaid royalties, net of amortization	14,036	13,030
Other prepaid expenses and other current assets	8,169	5,768

Total current assets	209,537	174,611
Property and equipment, net	12,471	9,442
Capitalized software development, net of accumulated amortization of $24,130 and $18,114 at December 31, 2015 and 2014, respectively	13,955	12,706
Goodwill	83,073	41,914
Intangible assets, net of accumulated amortization of $8,685 and $13,834 at December 31, 2015 and 2014, respectively	55,966	14,795
Non-marketable equity investments	3,640	1,757
Other assets	927	2,037

Total assets	$379,569	$257,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,616	$4,753
Accrued royalties	9,053	9,255
Accrued liabilities	7,003	7,224
Accrued compensation and related expenses	3,308	2,311
Deferred revenue	65,098	53,716

Total current liabilities	89,078	77,259

Deferred tax liabilities	4,763	5,838
Deferred revenue, noncurrent	4,350	3,657
Other long term liabilities	1,058	2,649
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,647 and 27,677 shares issued and outstanding at December 31, 2015 and 2014, respectively	278,799	174,926
Retained earnings (accumulated deficit)	1,591	(7,030)
Accumulated other comprehensive loss	(70)	(37)

Total shareholders’ equity	280,320	167,859

Total liabilities and shareholders’ equity	$379,569	$257,262

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended December 31,
	2015	2014	2013

Revenues, net	$209,002	$170,690	$132,274
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	89,386	74,145	55,605
Product development	24,214	16,463	11,757
Sales and marketing	35,589	29,867	24,052
Other general and administrative expenses	29,259	22,909	18,342
Depreciation and amortization	16,997	10,931	7,852

Total operating costs and expenses	195,445	154,315	117,608

Operating income	13,557	16,375	14,666

Other income, net	162	146	176

Income before income tax provision	13,719	16,521	14,842
Income tax provision	5,098	6,127	6,424

Net income	$8,621	$10,394	$8,418

Net income per share:
Basic	$0.29	$0.38	$0.31

Diluted	$0.28	$0.37	$0.30

Weighted average shares of common stock outstanding:
Basic	30,057	27,570	26,853

Diluted	30,436	28,023	27,663

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2015	2014	2013

Net income	$8,621	$10,394	$8,418

Other comprehensive income, net of taxes:
Unrealized loss on marketable securities	(33)	(6)	(49)

Total other comprehensive loss	(33)	(6)	(49)

Comprehensive income	$8,588	$10,388	$8,369

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

			Retained	Accumulated
			Earnings	Other	Total
	Common Stock		(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit)	Income (Loss)	Equity
Balance at December 31, 2012	26,233	$158,020	$(25,842)	$18	$132,196
Net income	—	—	8,418	—	8,418
Comprehensive loss	—	—	—	(49)	(49)
Issuance of common stock in acquisition	15	534	—	—	534
Stock based compensation	—	1,458	—	—	1,458
Tax benefits from equity awards	—	3,722	—	—	3,722
Common stock issued under stock plans, net of shares withheld for employee taxes	1,079	3,154	—	—	3,154

Balance at December 31, 2013	27,327	166,888	(17,424)	(31)	149,433
Net income	—	—	10,394	—	10,394
Comprehensive loss	—	—	—	(6)	(6)
Issuance of common stock in acquisition	82	2,246	—	—	2,246
Stock based compensation	—	1,625	—	—	1,625
Tax benefits from equity awards	—	3,234	—	—	3,234
Common stock issued under stock plans, net of shares withheld for employee taxes	268	933	—	—	933

Balance at December 31, 2014	27,677	174,926	(7,030)	(37)	167,859
Net income	—	—	8,621	—	8,621
Comprehensive loss	—	—	—	(33)	(33)
Issuance of common stock	3,870	98,014	—	—	98,014
Stock donated to Company	(54)	—	—	—	—
Stock based compensation	—	3,280	—	—	3,280
Tax benefits from equity awards	—	3,008	—	—	3,008
Common stock issued under stock plans, net of shares withheld for employee taxes	154	(429)	—	—	(429)

Balance at December 31, 2015	31,647	$278,799	$1,591	$(70)	$280,320

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$8,621	$10,394	$8,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,997	10,931	7,852
Deferred income taxes	392	1,324	2,506
Stock based compensation expense	3,280	1,625	1,458
Excess tax benefits from equity awards	(3,008)	(3,234)	(3,722)
Provision for doubtful accounts	284	237	115
Loss on non-marketable equity investments	117	65	37
Gain on sale of long-lived assets	(72)	—	—
Other	1,401	1,394	1,660
Changes in assets and liabilities, net of business combinations:
Accounts and unbilled receivables	(736)	(6,690)	(10,056)
Prepaid royalties	(1,006)	(4,174)	(5,119)
Other prepaid expenses and other current assets	(1,372)	(2,022)	(1,207)
Other assets	1,110	(1,761)	105
Accounts payable	(137)	2,442	1,254
Accrued royalties	(202)	820	3,399
Accrued liabilities, accrued compensation and related expenses, and other long-term liabilities	3,075	5,434	5,593
Deferred revenue	6,173	17,471	14,761

Net cash provided by operating activities	34,917	34,256	27,054

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(88,075)	(12,298)	(7,560)
Proceeds from sales of marketable securities	—	—	5,062
Proceeds from maturities of marketable securities	54,799	52,625	82,661
Purchases of marketable securities	(84,228)	(44,341)	(86,139)
Payments to acquire equity method investments	(1,000)	(325)	(300)
Payments to acquire cost method investments	(1,000)	(1,000)	—
Payments associated with capitalized software development	(7,265)	(5,658)	(4,267)
Purchases of property and equipment	(8,094)	(4,544)	(4,444)

Net cash used in investing activities	(134,863)	(15,541)	(14,987)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	98,014	—	—
Proceeds from exercise of stock options	328	1,094	3,318
Proceeds from borrowings under revolving line of credit facility	28,000	—	—
Repayments under revolving line of credit facility	(28,000)	—	—
Taxes paid related to net settlement of equity awards	(756)	(161)	(164)
Excess tax benefits from equity awards	3,008	3,234	3,722
Payment of earn-outs related to business combinations	(633)	(424)	(771)

Net cash provided by financing activities	99,961	3,743	6,105

Net increase in cash and cash equivalents	15	22,458	18,172
Cash and cash equivalents at beginning of year	81,995	59,537	41,365

Cash and cash equivalents at end of year	$82,010	$81,995	$59,537

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$190	$56	$51

Income taxes paid	$2,648	$1,641	$371

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Receivable from sale of long-lived assets	$975	—	—

Issuance of common stock in connection with business combinations	$—	$2,246	$534

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity and Segments

HealthStream, Inc. (the “Company”) was incorporated in 1990 as a Tennessee corporation and is headquartered in Nashville, Tennessee. The Company operates in three segments: HealthStream Workforce Solutions, HealthStream Patient Experience Solutions, and HealthStream Provider Solutions. Workforce Solutions products consist of SaaS-based services and subscription-based solutions to meet the ongoing training, certification, assessment and development needs of the healthcare community. These solutions provide, deliver and track computer based education for our customers in the United States through our software-as-a-service (SaaS) model. Patient Experience products offer healthcare organizations a wide range of quality and satisfaction surveys, consulting services, analyses of survey results, and other research-based services. Provider Solutions products offer healthcare organizations software applications for administering and tracking provider credentialing, privileging, call center and enrollment.

Change in Goodwill Impairment Testing Date

During the quarter ended December 31, 2015, the Company voluntarily changed its annual goodwill impairment testing date from December 31 to October 1 of each year. This change provides additional time for the completion of the annual goodwill impairment testing prior to the end of the annual reporting period and results in further alignment with the Company’s annual strategic planning process. Accordingly, management considers this accounting change preferable. The Company is unable to objectively determine, without the use of hindsight, the assumptions that would have been used in earlier periods. Therefore, the change will be applied prospectively as retrospective application to prior periods is deemed impracticable. This change does not result in the delay, acceleration or avoidance of any potential impairment charge.

Recently Adopted Accounting Standards

The Company has adopted the provisions of Accounting Standards Update (ASU) 2015-17 — Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which serves to simplify the balance sheet presentation of deferred taxes. In connection with the adoption of ASU 2015-17, the Company has elected prospective application; therefore, all deferred tax assets and liabilities as of December 31, 2015 are presented as noncurrent in the accompanying consolidated balance sheet.

Recognition of Revenue

Revenues are derived from providing services through our SaaS-based workforce development platform products, courseware subscriptions, provision of survey and research services, sales of software licensing arrangements, software maintenance and support, professional services, custom courseware development and other education and training services.

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

Revenues from professional services and courseware development services are recognized upon the completion of performance milestones and deliverables using the proportional performance method. All other revenues are recognized as the related services are performed or products are delivered. Fees for these services are generally billed at project initiation and upon completion of various milestones.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.

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

Deferred Revenue

Deferred revenue represents amounts that have been billed or collected in advance of revenue recognition. The Company typically invoices customers in quarterly, bi-annual, or annual installments, and occasionally customers will pay for multi-year contracts in advance. Deferred revenue is recognized as the revenue recognition criteria are met.

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

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Doubtful Accounts

The Company estimates its allowance for doubtful accounts using a specific identification method in which management considers the facts and circumstances surrounding each potentially uncollectible receivable. An allowance is also maintained for accounts that are not specifically identified that may become uncollectible in the future. Uncollectible receivables are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is required based on the Company’s specific identification approach.

Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense for the years ended December 31, were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Allowance Balance at End of Period
2015	$331	$284	$(312)	$303
2014	$211	$237	$(117)	$331
2013	$142	$115	$(46)	$211

Capitalized Software Development

Capitalized software development is stated on the basis of cost, and is presented net of accumulated amortization. The Company capitalizes costs incurred during the software development phase for projects when such costs are material. These assets are amortized using the straight-line method, generally ranging between three to five years. The Company capitalized approximately $7.3 million and $5.7 million during 2015 and 2014, respectively. Amortization of capitalized software development was approximately $6.2 million and $4.3 million during 2015 and 2014, respectively. Maintenance and operating costs are expensed as incurred. As of December 31, 2015 and 2014, there were no capitalized internal development costs for computer software developed for resale.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company. At December 31, 2015 and 2014, our assets measured at fair value on a recurring basis consisted of marketable securities, which are classified as available for sale (see Note 4 – Marketable Securities). The Company did not have any financial liabilities that were subject to fair value measurements as of such dates.

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

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. The carrying amount of our goodwill is evaluated for impairment at least annually during the fourth quarter and whenever events or changes in facts or circumstances indicate that impairment may exist. In accordance with ASC 350, Intangibles – Goodwill and Other, companies may opt to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A qualitative assessment includes factors such as financial performance, industry and market metrics, and other factors affecting the reporting unit. If this assessment concludes that is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we must then compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting units using both income and market based models. These models require the use of various assumptions relating to cash flow projections, growth rates, discount rates and terminal value calculations. The Company did not recognize any impairment charges for the years ended December 31, 2015, 2014 or 2013.

As of December 31, 2015, intangible assets with remaining unamortized balances include contract rights and customer relationships, internally-developed technology and patents, non-competition agreements, and trade names. These intangible assets are considered to have definite useful lives and are being amortized on a straight line basis over periods typically ranging between three and fifteen years. The weighted average amortization period for definite lived intangible assets as of December 31, 2015 was 11.3 years. Intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable. There were no impairments identified or recorded for the years ended December 31, 2015, 2014, or 2013.

Long-Lived Assets

Long-lived assets to be held for use are reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate that an impairment of long-lived assets held for use is present. The Company measures any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates whether the carrying value of long-lived assets, including intangible assets, property and equipment, capitalized software development, and other assets will be recoverable. There were no impairments identified or recorded for the years ended December 31, 2015, 2014, or 2013.

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

Financial Instruments

The Company has various financial instruments, including cash and cash equivalents, accounts receivable, accounts receivable-unbilled, accounts payable, accrued liabilities, and deferred revenue. The carrying amounts of these financial instruments approximate fair value because of the short term maturity or short term nature of such instruments. The Company also has marketable securities, which are recorded at approximate fair value based on quoted market prices or alternative pricing sources (see Note 4 – Marketable Securities).

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2015, 2014, and 2013 was approximately $1.1 million, $0.7 million, and $0.4 million, respectively.

Shipping and Handling Costs

Shipping and handling costs that are associated with our products and services are included in cost of revenues.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of December 31, 2015, the Company had established a valuation allowance of $346,000 for the portion of its net deferred tax assets that are not more likely than not expected to be realized.

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

Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. Common equivalent shares that have an anti-dilutive effect on diluted net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2015, 2014, and 2013.

Concentrations of Credit Risk and Significant Customers

The Company’s credit risks relate primarily to cash and cash equivalents, marketable securities and accounts receivable. The Company places its temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits. Marketable securities consists primarily of investment grade corporate debt securities and certificates of deposit.

The Company sells its products and services to various companies in the healthcare industry that are located in the United States. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from customers. An allowance for doubtful accounts is maintained for potentially uncollectible accounts receivable. The Company did not have any single customer representing over 10% of net revenues during 2015, 2014, or 2013.

Stock Based Compensation

As of December 31, 2015, the Company maintains two stock based compensation plans, which are described in Note 11. The Company accounts for stock based compensation using the fair-value based method for costs related to share-based payments, including stock options and restricted share units. The Company uses the Black Scholes option pricing model for calculating the fair value of option awards issued under its stock based compensation plan. The Company measures compensation cost of restricted share units based on the closing fair market value of the Company’s stock on the date of grant. Stock based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period. The Company recognizes tax benefits from stock based compensation if an excess tax benefit is realized. Excess tax benefits are recorded as an increase to common stock when realized.

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

2. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of December 31, 2015 and 2014 was approximately 31.6 million and 27.7 million, respectively. The Company issued approximately 3.9 million shares of common stock in connection with an underwritten public offering, which was completed in May 2015, raising approximately $98.0 million of cash.

Preferred Stock

The Company is authorized to issue up to 10 million shares of preferred stock in one or more series, having the relative voting powers, designations, preferences, rights and qualifications, limitations or restrictions, and other terms as the Board of Directors may fix in providing for the issuance of such series, without any vote or action of the shareholders.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ended December 31, 2015 (in thousands, except per share amounts):

	2015	2014	2013
Numerator:
Net income	$8,621	$10,394	$8,418

Denominator:
Weighted-average shares outstanding	30,057	27,570	26,853
Effect of dilutive shares	379	453	810

Weighted-average diluted shares	30,436	28,023	27,663

Basic earnings per share	$0.29	$0.38	$0.31

Diluted earnings per share	$0.28	$0.37	$0.30

Potentially dilutive shares representing approximately 16,000, 70,000, and 70,000 shares of common stock for 2015, 2014, and 2013, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. MARKETABLE SECURITIES

At December 31, 2015 and 2014, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$1,000	$—	$—	$1,000
Corporate debt securities	66,046	—	(70)	65,976

Total	$67,046	$—	$(70)	$66,976

	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$6,278	$—	$—	$6,278
Corporate debt securities	32,732	—	(37)	32,695

Total	$39,010	$—	$(37)	$38,973

The carrying amounts of the marketable securities reported in the consolidated balance sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of December 31, 2015, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the years ended December 31, 2015 and 2014, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as a current asset on the balance sheet because the underlying securities mature within one year from the balance sheet date.

5. BUSINESS COMBINATIONS

HealthLine Systems

On March 16, 2015, the Company acquired all of the membership interests of HealthLine Systems, LLC (HLS), a San Diego, California based company that specializes in credentialing, privileging, call center, and quality management solutions for the healthcare industry. The acquisition of HLS enables the Company to provide a comprehensive solution set for healthcare provider credentialing, privileging, enrollment, referral, onboarding, and analytics in support of HealthStream’s approach to talent management for healthcare organizations. The consideration paid for HLS consisted of approximately $88.1 million in cash (taking into account an estimated closing working capital adjustment). The Company incurred approximately $1.3 million in transaction costs associated with the acquisition, of which $965,000 were incurred during the year ended December 31, 2015 and $329,000 were incurred during the year ended December 31, 2014. The transaction costs were recorded under the caption “other general and administrative” in the consolidated statements of income. The results of operations for HLS have been included in the Company’s consolidated financial statements from the date of acquisition, and are also included in the HealthStream Provider Solutions segment.

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$81,379
Cash held in escrow	6,750

Total consideration paid	$88,129

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS (continued)

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$54
Accounts receivable, net	3,052
Prepaid assets	546
Property and equipment	200
Deferred tax assets	2,523
Goodwill	41,618
Intangible assets	47,200
Accounts payable and accrued liabilities	(1,085)
Deferred revenue	(5,979)

Preliminary net assets acquired	$88,129

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets, deferred tax assets, deferred revenue, and other liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available at the time of the acquisition. The preliminary fair values of assets acquired and liabilities assumed are subject to change during the measurement period (up to one year from the acquisition date) as we finalize the valuation of tax liabilities and determine final working capital adjustments. Included in the preliminary assets and liabilities is an estimated indemnification asset of $300,000 and a contingent liability of $700,000, both of which are associated with tax liabilities. The contingent liability is measured based on management’s estimate of a range of probable outcomes. During the fourth quarter of 2015, the Company reduced the preliminary fair value for accounts receivable by $115,000, prepaid assets by $200,000, and accrued liabilities by $800,000. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering HLS’s products, and expected synergies from integrating HLS with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $15.0 million to an estimated fair value of $6.0 million. The $9.0 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Preliminary fair Value	Useful life
Customer relationships	$42,600	13 years
Developed technology	3,700	5 years
Trade names	900	6 years

Total preliminary intangible assets subject to amortization	$47,200

The weighted average amortization period for the identifiable intangible assets acquired is 12.2 years.

The amounts of revenue and operating income (loss) of HLS included in the Company’s consolidated statements of income from the date of acquisition of March 16, 2015 to the period ending December 31, 2015 are as follows (in thousands):

Total revenues	$8,543

Operating loss	$(2,541)

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS (continued)

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and HLS, which was significant for purposes of the unaudited pro forma financial information disclosure, as though the companies were combined as of January 1, 2014 (in thousands, except per share data):

	Year Ended December 31,
	2015	2014
Total revenues	$219,108	$182,548

Net income	$13,551	$8,658

Basic earnings per share	$0.45	$0.31

Diluted earnings per share	$0.44	$0.31

These unaudited pro forma combined results of operations include certain adjustments arising from the acquisition such as adjustment for amortization of intangible assets, depreciation of property and equipment, fair value adjustments of acquired deferred revenue balances, and interest expense associated with borrowings under a revolving credit facility by the Company to partially fund the acquisition. The pro forma combined results for the year ended December 31, 2014 include nonrecurring adjustments of $4.2 million, which reduce net income due to the revaluation of HLS’s historic deferred revenue to fair value. The unaudited pro forma combined results of operations is for informational purposes only and is not indicative of what the Company’s results of operations would have been had such transactions occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.

The unaudited pro forma financial information for the years ended December 31, 2015 and 2014 combines the historical results of the Company and HLS for the years ended December 31, 2015 and 2014 and the pro forma adjustments listed above.

Health Care Compliance Strategies

On March 3, 2014, the Company acquired all of the stock of Health Care Compliance Strategies, Inc. (HCCS), a Jericho, New York based company that specializes in healthcare compliance solutions and services. The Company acquired HCCS to further advance its suite of workforce development solutions, including its offering of compliance solutions. The consideration paid for HCCS consisted of approximately $12.8 million in cash (taking into account a post-closing working capital adjustment) and 81,614 shares of our common stock. The Company made an additional payment of $750,000 during the second quarter of 2015, upon the achievement of certain performance milestones within one year post-closing. The Company incurred approximately $515,000 in transaction costs associated with the acquisition, of which $365,000 were incurred during the year ended December 31, 2014 and $150,000 were incurred during the year ended December 31, 2013. The transaction costs were recorded under the caption “other general and administrative” in the consolidated statements of income. In allocating the purchase price, the Company recorded approximately $6.2 million of goodwill, $8.4 million of identifiable intangible assets, $2.6 million of tangible assets, $625,000 of deferred tax assets, and $2.7 million of liabilities. Included in the recorded liabilities was an accrual for contingent consideration of approximately $600,000. The goodwill balance is primarily attributed to assembled workforce, additional market opportunities of HCCS’s compliance solutions, and expected synergies from integrating HCCS’s products into our platform. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $3.2 million to an estimated fair value of $1.7 million. The $1.5 million write-down of deferred revenue resulted in lower revenues than would have otherwise been recognized for such services. The results of operations for HCCS have been included in the Company’s consolidated financial statements from the date of acquisition, and are also included in the HealthStream Workforce Development Solutions segment.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS (continued)

Baptist Leadership Group

On September 9, 2013, the Company acquired substantially all of the assets of Baptist Leadership Group (BLG), a Pensacola, Florida based company that provides consulting services focused on patient-centered performance excellence in healthcare. The Company acquired BLG to strengthen its Patient Experience Solutions. The consideration paid for BLG consisted of approximately $7.4 million in cash (taking into account the working capital adjustment) and 15,230 shares of our common stock. The Company incurred approximately $145,000 in transaction costs associated with the acquisition, which are included on the accompanying consolidated statements of income under the caption “other general and administrative.” In allocating the purchase price, the Company recorded approximately $6.3 million of goodwill, $1.6 million of identifiable intangible assets, and $28,000 of net tangible assets. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from BLG’s consulting services, and expected synergies from integrating BLG into the operations of the HealthStream Patient Experience Solutions segment. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value of $508,000 to an estimated fair value of $254,000. The $254,000 write-down of deferred revenue resulted in lower revenues than would have otherwise been recognized for such services. The results of operations for BLG have been included in the Company’s consolidated financial statements from the date of acquisition, and are included in the HealthStream Patient Experience Solutions segment.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2015	2014
Equipment	$23,057	$25,133
Leasehold improvements	4,435	5,860
Furniture and fixtures	4,338	4,554

Gross property and equipment	31,830	35,547
Accumulated depreciation and amortization	(19,359)	(26,105)

Property and equipment, net	$12,471	$9,442

Depreciation of property and equipment totaled approximately $5.3 million and $4.1 million for the years ended December 31, 2015 and 2014, respectively.

7. GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Workforce	Patient Experience	Provider	Total
Balance at January 1, 2015	$12,336	$24,154	$5,424	$41,914
Acquisition of HealthLine Systems, LLC	—	—	41,618	41,618
Disposal of long lived assets	—	—	(459)	(459)

Balance at December 31, 2015	$12,336	$24,154	$46,583	$83,073

	Workforce	Patient Experience	Provider	Total
Balance at January 1, 2014	$6,168	$24,154	$5,424	$35,746
Acquisition of Health Care Compliance Strategies, Inc.	6,168	—	—	6,168

Balance at December 31, 2014	$12,336	$24,154	$5,424	$41,914

During the quarter ended December 31, 2015, the Company disposed of certain long lived assets meeting the definition of a business. Accordingly, we have allocated approximately $459,000 of reporting unit goodwill to this disposition of assets pursuant to ASC 350, Intangibles – Goodwill and other.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS

Intangible assets other than goodwill are considered to have finite useful lives. Customer related intangibles are amortized over their estimated useful lives ranging from five to thirteen years. Other intangible assets include non-competition agreements, technology and patents, and trade names, and are being amortized over periods ranging from three to nine years. During the quarter ended December 31, 2015, the Company retired approximately $10.7 million of fully amortized identifiable intangible assets. Gross amounts and related accumulated amortization presented below as of December 31, 2015 are reflective of such retirements. Such amounts are also inclusive of identifiable intangible assets recorded in relation to our acquisition of HealthLine Systems, LLC (see Note 5 – Business Combinations). Amortization of intangible assets was approximately $5.6 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively.

Identifiable intangible assets are comprised of the following (in thousands):

	As of December 31, 2015			As of December 31, 2014
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer related	$55,571	$(6,068)	$49,503	$23,329	$(11,880)	$11,449
Other	9,080	(2,617)	6,463	5,300	(1,954)	3,346

Total	$64,651	$(8,685)	$55,966	$28,629	$(13,834)	$14,795

The expected future annual amortization expense for the years ending December 31, is as follows (in thousands):

2016	$6,400
2017	6,323
2018	6,211
2019	5,566
2020	4,913
Thereafter	26,553

Total	$55,966

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, gains and losses from equity investments, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the years ended December 31, 2015, 2014 and 2013 (in thousands).

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BUSINESS SEGMENTS (continued)

Revenues, net:	2015	2014	2013
Workforce	$161,289	$134,242	$99,963
Patient Experience	34,193	31,901	28,454
Provider	13,520	4,547	3,857

Total revenues, net	$209,002	$170,690	$132,274

Operating income:	2015	2014	2013
Workforce	$39,986	$35,374	$28,203
Patient Experience	1,548	810	2,819
Provider	(2,559)	826	277
Unallocated	(25,418)	(20,635)	(16,633)

Total operating income	$13,557	$16,375	$14,666

	Assets *			Purchases of long-lived assets			Depreciation and amortization
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Workforce	$82,375	$81,116	$48,514	$11,403	$7,179	$6,243	$6,693	$4,813	$2,829
Patient Experience	34,902	34,536	34,727	2,007	1,277	726	1,061	1,272	1,068
Provider	100,948	10,976	11,499	332	200	67	3,986	683	683
Unallocated	161,344	130,634	117,854	1,617	1,546	1,675	5,257	4,163	3,272

Total	$379,569	$257,262	$212,594	$15,359	$10,202	$8,711	$16,997	$10,931	$7,852

*	Segment assets include accounts and unbilled receivables, prepaid royalties, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

10. INCOME TAXES

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current federal	$3,608	$3,198	$2,474
Current state	1,098	1,605	1,444
Deferred federal	501	1,092	2,315
Deferred state	(109)	232	191

Provision for income taxes	$5,098	$6,127	$6,424

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of income is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal tax provision at the statutory rate	$4,802	$5,782	$5,194
State income tax provision, net of federal benefit	673	1,350	898
Tax credits	(425)	(1,160)	(54)
Change in state valuation allowance	(8)	37	231
Other	56	118	155

Provision for income taxes	$5,098	$6,127	$6,424

Management periodically evaluates the realizability of its deferred tax assets, and to the extent that a recovery is not likely, a valuation allowance is established to reduce the deferred tax asset to the amount estimated to be recoverable. At December 31, 2015, a valuation allowance of $346,000 exists. The Company adjusts deferred tax liabilities and assets in the period of enactment for the effect of an enacted change in tax laws or rates. Accordingly, the state income tax provision for the period ended December 31, 2015 is inclusive of a deferred tax benefit of $188,000 related to a change in state tax law that will be effective for the Company’s tax year beginning on or after January 1, 2017.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (continued)

As of December 31, 2015, the Company had state net operating loss carryforwards of $13.0 million. These loss carryforwards will expire in years 2016 through 2025. The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years 2012 through 2015. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2012 are also subject to examination and adjustment. The Company has examinations in process with the Internal Revenue Service for tax years 2013 and 2014. The Company has research and development tax credit carryforwards of $1.9 million that expire in varying amounts through 2035. As of December 31, 2015, the Company had alternative minimum tax credit carryforwards of $816,000 that are available to offset future regular tax liabilities and they do not expire.

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2015 and 2014, are as follows (in thousands):

	December 31,
	2015	2014
Balance at beginning of year	$2,168	$167
Additions for tax positions in the current year	351	2,168
Reductions for tax positions of prior years	(1,861)	(167)

Balance at end of year	$658	$2,168

The Company recognized approximately $14,000 and $125,000 for interest and penalties related to unrecognized tax benefits within the provision for income taxes during the years ended December 31, 2015 and 2014, respectively. Unrecognized tax benefits included tax positions of approximately $278,000 at both December 31, 2015 and 2014 that if recognized would impact the Company’s effective tax rate. The reduction for tax positions of prior years reflected in the table above as of December 31, 2015 relates to a change in tax accounting method filed with the IRS for tangible property and deferred revenue. The Company estimates that it is reasonably possible the liability for unrecognized tax benefits could decrease up to $0.3 million within the next 12 months.

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$122	$134
Accrued liabilities	2,062	1,565
Tax credits	816	791
Stock based compensation	1,107	1,015
Deferred revenue	1,563	616
Depreciation	348	715
Basis difference on investments	80	—
Net operating loss carryforwards	407	355

Total deferred tax assets	6,505	5,191
Less: Valuation allowance	(346)	(355)

Deferred tax assets, net of valuation allowance	6,159	4,836

Deferred tax liabilities:
Deductible goodwill	2,646	2,369
Nondeductible intangible assets	1,806	2,171
Prepaid assets	1,911	1,602
Capitalized software development	4,559	3,836
Basis difference on investments	—	343

Total deferred tax liabilities	10,922	10,321

Net deferred tax liabilities	$(4,763)	$(5,485)

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK BASED COMPENSATION

Stock Incentive Plans

The Company’s 2010 Stock Incentive Plan (2010 Plan) and 2000 Stock Incentive Plan (2000 Plan; collectively, the 2010 Plan and the 2000 Plan referred to as the Plan) authorize the grant of options, restricted share units (RSU), or other forms of stock based compensation to employees, officers, directors and others, and such grants must be approved by the Compensation Committee of the Board of Directors. Options granted under the Plan have terms of no more than ten years, with certain restrictions. The Plan allows the Compensation Committee of the Board of Directors to determine the vesting period and parameters of each grant. The vesting period of the options and RSUs granted has historically ranged from immediate vesting to annual vesting up to four years, generally beginning one year after the grant date. As of December 31, 2015, approximately 487,000 shares of unissued common stock remained reserved for future stock incentive grants under the Plan. The Company issues new shares of common stock when options are exercised or when RSUs become vested.

Stock Option Activity

A summary of activity and various other information relative to stock options for the year ended December 31, 2015 is presented in the tables below (in thousands, except exercise price).

	Common Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at beginning of period	596	$6.18
Granted	—	—
Exercised	(76)	4.29
Expired	—	—
Forfeited	—	—

Outstanding at end of period	520	$6.45	$8,081

Exercisable at end of period.	520	$6.45	$8,081

The aggregate intrinsic value for stock options in the table above represents the total difference between the Company’s closing stock price on December 31, 2015 (the last trading day of the year) of $22.00 per share and the option exercise price, multiplied by the number of in-the-money options as of December 31, 2015. The weighted average remaining contractual term of options outstanding at December 31, 2015 was 2.5 years. Options exercisable at December 31, 2015 have a weighted average remaining contractual term of 2.5 years.

Other information relative to option activity during the three years ended December 31, 2015 is as follows (in thousands):

	2015	2014	2013
Total grant date fair value of stock options vested	$232	$630	$723

Total intrinsic value of stock options exercised	$1,662	$5,912	$25,846

Cash proceeds from exercise of stock options	$328	$1,094	$3,318

Restricted Share Unit Activity

A summary of activity relative to RSUs for the year ended December 31, 2015 is follows (in thousands, except weighted average grant date fair value):

	Number of RSU’s	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at beginning of period	164	$25.04
Granted	110	24.97
Vested	(54)	24.17
Forfeited	(2)	26.03

Outstanding at end of period	218	$25.21	$4,793

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK BASED COMPENSATION (continued)

The aggregate fair value of RSU awards that vested in 2015 and 2014, as of the respective vesting dates, was approximately $1.4 million and $1.1 million, respectively. A portion of RSUs that vested in 2015 and 2014 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for RSUs during 2015 and 2014 were 8,922 and 5,327, respectively, and were based on the value of the RSUs on their respective settlement dates as determined by the Company’s closing stock price. Total payments related to RSUs for the employees’ tax obligations to taxing authorities were approximately $230,000 in 2015 and $161,000 in 2014, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Stock Based Compensation

Total stock based compensation expense, which is recorded in our consolidated statements of income, recorded for the years ended December 31, is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of revenues (excluding depreciation and amortization)	$824	$86	$81
Product development	569	201	144
Sales and marketing	547	224	175
Other general and administrative	1,340	1,114	1,058

Total stock based compensation expense	$3,280	$1,625	$1,458

The Company amortizes the fair value of all stock based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally is the vesting period. As of December 31, 2015, total unrecognized compensation expense related to non-vested stock options and RSUs was approximately $3.0 million, net of estimated forfeitures, with a weighted average expense recognition period remaining of 2.3 years. The Company realized approximately $3.0 million of excess tax benefits related to stock based awards during the year ended December 31, 2015, which was recorded as an increase to common stock.

Stock based compensation cost for RSUs is measured based on the closing fair market value of the Company’s stock on the date of grant. Stock based compensation cost for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The Company did not grant any stock options during 2015, 2014, or 2013.

Stock Awards

During June 2015, the Company’s CEO, Robert A. Frist, Jr., entered into an agreement with the Company pursuant to which he contributed 54,241 of his personally owned shares of HealthStream, Inc. common stock to the Company, without any consideration paid to him. In connection with this contribution, the Company approved the grant of 49,310 shares of HealthStream, Inc. common stock to over 600 employees who were not otherwise eligible to receive equity awards and had at least one year of service with the Company. The Company recognized approximately $1.5 million of stock based compensation expense for these stock awards during the three months ended June 30, 2015 based on the closing fair market value of the Company’s stock on the date of the Company’s approval of these grants. In connection with these equity awards, effective in the second quarter of 2015, the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 17,279, and were based on the value of the stock awards on the date of the Company’s approval of these grants, as determined by the Company’s closing stock price on that date. Total payments related to the employees’ tax obligations to taxing authorities for these stock awards were approximately $526,000 and are reflected as a financing activity within the consolidated statements of cash flows for the year ended December 31, 2015. These share withholdings had the effect of share repurchases by the Company as they reduced and retired the number of shares otherwise issuable as a result of the stock awards and did not represent an expense to the Company.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, subject to IRS limitations. The Company elected to provide eligible employees with matching contributions totaling approximately $645,000 and $274,000 for the years ended December 31, 2015 and 2014, respectively.

13. DEBT

At December 31, 2015 and 2014, the Company had no debt outstanding.

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

As of December 31, 2015, the Company was in material compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of December 31, 2015. During the three months ended March 31, 2015, the Company borrowed approximately $28.0 million under the Revolving Credit Facility. During the three months ended June 30, 2015, the Company repaid approximately $28.0 million of balances previously outstanding under the Revolving Credit Facility from proceeds received in the Company’s public offering of 3,869,750 shares which closed on May 28, 2015. The weighted average interest rate was 1.68% for borrowings under Revolving Credit Facility during the year ended December 31, 2015.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LEASES

The Company has non-cancellable operating leases primarily for office space, hosting facilities, and office equipment. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. The Company accounts for these leases by recognizing rent expense on a straight-line basis and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The terms of the lease agreements generally provide the Company the option to renew. The Company also leases certain office equipment under operating leases. Total rent expense under all operating leases was approximately $4.3 million, $3.1 million, and $2.4 million, for the years ended December 31, 2015, 2014, and 2013, respectively.

Future rental payment commitments at December 31, 2015 under non-cancelable operating leases, with initial terms of one year or more, are as follows (in thousands):

2016	$3,876
2017	2,625
2018	1,365
2019	808
2020	810
Thereafter	2,604

Total minimum lease payments	$12,088

15. LITIGATION

In connection with its business, the Company is from time to time involved in various legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company’s management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

16. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2015, the Company’s CEO, Robert A. Frist, Jr., entered into an agreement with the Company pursuant to which he contributed 54,241 of his personally owned shares of HealthStream, Inc. common stock to the Company, without any consideration paid to him. In connection with this contribution, the Company approved the grant of 49,310 shares of common stock to over 600 employees, with a fair market value of approximately $1.5 million. Mr. Frist contributed 4,931 of the contributed shares noted above to take into account the estimated Company costs, such as administrative expenses and employer payroll taxes associated with the grants. (See Note 11).

17. SUBSEQUENT EVENTS

In February 2016, the Board of Directors authorized a share repurchase program for up to $25 million of the Company’s outstanding common stock. Repurchases will be made under the repurchase program in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions, or otherwise. The share repurchase program will terminate on the earlier of December 31, 2016 or when the maximum dollar amount has been expended. The share repurchase program may be suspended or discontinued at any time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2015. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to directors of the Company and corporate governance is incorporated by reference from the information contained in our 2016 proxy statement for the 2016 Annual Meeting of Shareholders (2016 Proxy Statement) that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation

Incorporated by reference from the information contained in the Company’s 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information contained in the Company’s 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information contained in the Company’s 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information contained in the Company’s 2016 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits

Number	Description

2.1 (1)	Membership Interest Purchase Agreement, dated as of February 12, 2015, between HealthStream, Inc., Littrell Holdings, Inc., HealthLine Systems, Inc., the Shareholders of HealthLine Systems, Inc., and Dan Littrell in his individual capacity and as the Shareholders Representative.

3.1*	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

3.2(7)*	Form of Second Amended and Restated Bylaws of HealthStream, Inc.

4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2*	Reference is made to Exhibits 3.1 and 3.2.

10.1^*	2000 Stock Incentive Plan, effective as of April 10, 2000

10.2^ (5)	2010 Stock Incentive Plan, effective as of May 27, 2010

10.3^*	Form of Indemnification Agreement

10.4^ (2)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

10.5^ (3)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Employees)

10.6^ (3)	Form of HealthStream, Inc. Incentive Stock Option Agreement (Employees)

10.7^ (3)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Directors)

10.8^ (4)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers)

10.9^ (4)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director)

10.10 (6)	Revolving Credit Agreement, dated November 24, 2014, by and among HealthStream, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent, issuing bank, and swingline lender

10.11^	Summary of Director and Executive Officer Compensation

10.12^(8)	HealthStream, Inc. 2015 Cash Incentive Bonus Plan

10.13 (8)	Contribution Agreement, dated as of June 30, 2015, between HealthStream, Inc. and Robert A. Frist, Jr.

10.14^(9)	Letter Agreement, dated as of September 24, 2015, between HealthStream, Inc. and Michael Sousa.

10.15^ (9)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) between HealthStream, Inc. and Michael Sousa.

10.16^ (9)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Cumulative) between HealthStream, Inc. and Michael Sousa.

10.17^ (9)	2015 Provider Solutions Cash Incentive Bonus Plan.

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
^	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 13, 2015.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated June 1, 2010.
(4)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012 filed with the SEC on April 30, 2012.
(5)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.
(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 25, 2014.
(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 23, 2015.
(8)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2015, filed with the SEC on July 31, 2015.
(9)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2015, filed with the SEC on October 30, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February, 2016.

HEALTHSTREAM, INC.

By:	/s/ ROBERT A. FRIST, JR.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ ROBERT A. FRIST, JR. Robert A. Frist, Jr.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 26, 2016

/s/ GERARD M. HAYDEN, JR. Gerard M. Hayden, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	February 26, 2016

/s/ THOMPSON DENT Thompson Dent	Director	February 26, 2016

/s/ FRANK GORDON Frank Gordon	Director	February 26, 2016

/s/ C. MARTIN HARRIS C. Martin Harris	Director	February 26, 2016

/s/ JEFFREY L. MCLAREN Jeffrey L. McLaren	Director	February 26, 2016

/s/ DALE POLLEY Dale Polley	Director	February 26, 2016

/s/ LINDA REBROVICK Linda Rebrovick	Director	February 26, 2016

/s/ MICHAEL SHMERLING Michael Shmerling	Director	February 26, 2016

/s/ WILLIAM STEAD William Stead	Director	February 26, 2016

/s/ DEBORAH TAYLOR TATE Deborah Taylor Tate	Director	February 26, 2016

INDEX TO EXHIBITS

Exhibit Number	Description

2.1 (1)	Membership Interest Purchase Agreement, dated as of February 12, 2015, between HealthStream, Inc., Littrell Holdings, Inc., HealthLine Systems, Inc., the Shareholders of HealthLine Systems, Inc., and Dan Littrell in his individual capacity and as the Shareholders Representative.

3.1*	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

3.2(7)*	Form of Second Amended and Restated Bylaws of HealthStream, Inc.

4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2*	Reference is made to Exhibits 3.1 and 3.2.

10.1^*	2000 Stock Incentive Plan, effective as of April 10, 2000

10.2^ (5)	2010 Stock Incentive Plan, effective as of May 27, 2010

10.3^*	Form of Indemnification Agreement

10.4^ (2)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

10.5^ (3)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Employees)

10.6^ (3)	Form of HealthStream, Inc. Incentive Stock Option Agreement (Employees)

10.7^ (3)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Directors)

10.8^ (4)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers)

10.9^ (4)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director)

10.10 (6)	Revolving Credit Agreement, dated November 24, 2014, by and among HealthStream, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent, issuing bank, and swingline lender

10.11^	Summary of Director and Executive Officer Compensation

10.12^(8)	HealthStream, Inc. 2015 Cash Incentive Bonus Plan

10.13 (8)	Contribution Agreement, dated as of June 30, 2015, between HealthStream, Inc. and Robert A. Frist, Jr.

10.14^(9)	Letter Agreement, dated as of September 24, 2015, between HealthStream, Inc. and Michael Sousa.

10.15^ (9)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) between HealthStream, Inc. and Michael Sousa.

10.16^ (9)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Cumulative) between HealthStream, Inc. and Michael Sousa.

10.17^ (9)	2015 Provider Solutions Cash Incentive Bonus Plan.

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.2 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
^	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 13, 2015.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated June 1, 2010.
(4)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012 filed with the SEC on April 30, 2012.
(5)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.
(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 25, 2014.
(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 23, 2015.
(8)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2015, filed with the SEC on July 31, 2015.
(9)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2015, filed with the SEC on October 30, 2015.