Form 10-Q
period 2016-03-31
HEALTHSTREAM INC
filed 2016-05-02
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 31,729,363 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,793	$82,010
Marketable securities	67,690	66,976
Accounts receivable, net of allowance for doubtful accounts of $367 and $303 at March 31, 2016 and December 31, 2015, respectively	32,389	36,348
Accounts receivable – unbilled	1,416	1,998
Prepaid royalties, net of amortization	15,063	14,036
Other prepaid expenses and other current assets	6,371	8,169

Total current assets	205,722	209,537
Property and equipment, net	12,170	12,471
Capitalized software development, net of accumulated amortization of $26,002 and $24,130 at March 31, 2016 and December 31, 2015, respectively	14,074	13,955
Goodwill	85,253	83,073
Intangible assets, net of accumulated amortization of $10,285 and $8,685 at March 31, 2016 and December 31, 2015, respectively	54,366	55,966
Non-marketable equity investments	3,596	3,640
Other assets	612	927

Total assets	$375,793	$379,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,385	$4,616
Accrued royalties	9,821	9,053
Accrued liabilities	8,731	7,003
Accrued compensation and related expenses	1,659	3,308
Deferred revenue	62,038	65,098

Total current liabilities	83,634	89,078
Deferred tax liabilities	4,763	4,763
Deferred revenue, noncurrent	4,192	4,350
Other long term liabilities	1,060	1,058
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,724 and 31,647 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	279,066	278,799
Retained earnings	3,092	1,591
Accumulated other comprehensive loss	(14)	(70)

Total shareholders’ equity	282,144	280,320

Total liabilities and shareholders’ equity	$375,793	$379,569

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues, net	$54,078	$47,156
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	22,900	20,193
Product development	7,018	4,646
Sales and marketing	8,557	7,347
Other general and administrative expenses	7,976	6,927
Depreciation and amortization	5,140	3,253

Total operating costs and expenses	51,591	42,366
Operating income	2,487	4,790
Other income, net	18	9

Income before income tax provision	2,505	4,799
Income tax provision	1,004	2,077

Net income	$1,501	$2,722

Earnings per share:
Basic	$0.05	$0.10

Diluted	$0.05	$0.10

Weighted average shares of common stock outstanding:
Basic	31,666	27,703

Diluted	31,970	28,068

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$1,501	$2,722
Other comprehensive income, net of taxes:
Unrealized gain on marketable securities	56	21

Total other comprehensive income	56	21

Comprehensive income	$1,557	$2,743

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2015	31,647	$278,799	$1,591	$(70)	$280,320
Net income	—	—	1,501	—	1,501
Comprehensive income	—	—	—	56	56
Stock based compensation	—	500	—	—	500
Common stock issued under stock plans, net of shares withheld for employee taxes	77	(233)	—	—	(233)

Balance at March 31, 2016	31,724	$279,066	$3,092	$(14)	$282,144

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$1,501	$2,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,140	3,253
Stock based compensation expense	500	409
Provision for doubtful accounts	90	7
Loss on non-marketable equity investments	43	3
Other	339	225
Changes in operating assets and liabilities:
Accounts and unbilled receivables	4,451	1,049
Prepaid royalties	(1,027)	(1,945)
Other prepaid expenses and other current assets	789	278
Other assets	314	(277)
Accounts payable	(1,879)	(2,849)
Accrued royalties	768	(774)
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	(2,099)	25
Deferred revenue	(3,218)	6,881

Net cash provided by operating activities	5,712	9,007

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	—	(88,075)
Proceeds from sale of long-lived assets	975	—
Proceeds from maturities of marketable securities	40,916	9,165
Purchases of marketable securities	(41,912)	(7)
Payments to acquire equity method investments	—	(1,000)
Payments associated with capitalized software development	(1,990)	(2,023)
Purchases of property and equipment	(2,685)	(2,313)

Net cash used in investing activities	(4,696)	(84,253)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	55	247
Proceeds from borrowings under revolving line of credit facility	—	28,000
Payment of earn-outs related to business combinations	—	(19)
Taxes paid related to net settlement of equity awards	(288)	(213)

Net cash (used in) provided by financing activities	(233)	28,015

Net increase (decrease) in cash and cash equivalents	783	(47,231)
Cash and cash equivalents at beginning of period	82,010	81,995

Cash and cash equivalents at end of period	$82,793	$34,764

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The balance sheet at December 31, 2015 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2015 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2016).

Recently Adopted Accounting Standards

The Company has adopted Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805). Under the provisions of the revised guidance, acquirers in a business combination must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company recorded a measurement period adjustment during the period ended March 31, 2016. See Note 7 Business Combinations for further discussion.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for the first interim period within annual reporting periods beginning after December 15, 2016. The Company is currently reviewing this standard to determine the method of adoption and to assess the impact on its future consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for most leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee is not expected to significantly change under such guidance; however, the Company is currently reviewing this standard to determine the method of adoption and to assess the impact on its future consolidated financial statements. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018, and early adoption is permitted.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), which serves to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is permitted in any interim or annual period. The Company is currently reviewing this standard to determine the method of adoption and to assess the impact on its future consolidated financial statements.

In March 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Sub Topic 825-10), which addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The guidance will, among other things, require equity method investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for only limited aspects of such guidance. The Company is currently reviewing this standard to determine the method of adoption and to assess the impact on its future consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During the three months ended March 31, 2016 and 2015, the Company recorded a provision for income taxes of approximately $1.0 million and $2.1 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 was 40.1% and 43.3%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences.

4. STOCK BASED COMPENSATION

The Company has stock awards outstanding under two stock incentive plans, the Company’s 2010 Stock Incentive Plan and the Company’s 2000 Stock Incentive Plan, as amended. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options and restricted share units (RSUs). During the three months ended March 31, 2016, the Company issued 103,210 RSUs, subject to service-based vesting, with a weighted average grant date fair value of $20.20 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the three months ended March 31, 2015, the Company issued 73,500 RSUs, subject to service-based vesting, with a weighted average grant date fair value of $25.59 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

During the three months ended September 30, 2015, the Company granted 30,000 performance-based RSUs, the vesting of which is contingent upon meeting certain performance criteria over a five year period. The measurement date of these performance-based RSUs is determined on an annual basis when the requisite performance criteria is established. The measurement date for 8,750 of these performance-based RSUs was established during the three months ended September 30, 2015. In addition, the measurement date for 5,000 of these performance-based RSUs was established during the three months ended March 31, 2016 with a grant-date fair value of $20.20 per share, measured based on the closing fair market value of the Company’s stock on the established date of grant. The performance criteria for the remaining 16,250 performance-based RSUs has not yet been determined and will be established on an annual basis in 2017, 2018 and 2019, as applicable; therefore, the measurement date cannot be determined until the performance criteria has been established.

Total stock based compensation expense recorded for the three months ended March 31, 2016 and 2015, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues (excluding depreciation and amortization)	$40	$23
Product development	58	46
Sales and marketing	62	53
Other general and administrative	340	287

Total stock based compensation expense	$500	$409

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 85,000 and 13,000 for the three months ended March 31, 2016 and 2015, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$1,501	$2,722

Denominator:
Weighted-average shares outstanding	31,666	27,703
Effect of dilutive shares	304	365

Weighted-average diluted shares	31,970	28,068

Basic earnings per share	$0.05	$0.10

Diluted earnings per share	$0.05	$0.10

6. MARKETABLE SECURITIES

At March 31, 2016 and December 31, 2015, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	March 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$1,000	$—	$—	$1,000
Corporate debt securities	51,562	4	(20)	51,546
Government-sponsored enterprise debt securities	15,142	3	(1)	15,144

Total	$67,704	$7	$(21)	$67,690

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$1,000	$—	$—	$1,000
Corporate debt securities	66,046	—	(70)	65,976

Total	$67,046	$—	$(70)	$66,976

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of March 31, 2016, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the three months ended March 31, 2016 and 2015, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as a current asset on the balance sheet because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATIONS

HealthLine Systems

On March 16, 2015, the Company acquired all of the membership interests of HealthLine Systems, LLC (HLS), a San Diego, California based company that specializes in credentialing, privileging, call center, and quality management solutions for the healthcare industry. The acquisition of HLS enables the Company to provide a comprehensive solution set for healthcare provider credentialing, privileging, enrollment, referral, onboarding, and analytics in support of HealthStream’s approach to talent management for healthcare organizations. The consideration paid for HLS consisted of approximately $90.3 million in cash (taking into account a working capital adjustment and amounts due to the seller as of March 31, 2016). The Company incurred approximately $1.3 million in transaction costs associated with the acquisition, of which $965,000 were incurred during the three months ended March 31, 2015 and $329,000 were incurred during the year ended December 31, 2014. The transaction costs were recorded in other general and administrative expenses in the condensed consolidated statements of income for such periods. The results of operations for HLS have been included in the Company’s condensed consolidated financial statements from the date of acquisition, and are also included in the HealthStream Provider Solutions segment.

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$81,379
Consideration due to the seller	2,180
Cash held in escrow	6,750

Total consideration	$90,309

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$54
Accounts receivable, net	3,052
Prepaid assets	546
Property and equipment	200
Deferred tax assets	2,523
Goodwill	43,798
Intangible assets	47,200
Accounts payable and accrued liabilities	(1,085)
Deferred revenue	(5,979)

Preliminary net assets acquired	$90,309

The excess of purchase price over the fair values of net tangible and intangible assets has been recorded as goodwill. The fair values of tangible and identifiable intangible assets, deferred tax assets, deferred revenue, and other liabilities are based on management’s estimates and assumptions. Included in the assets and liabilities assumed is an estimated indemnification asset of $300,000 and a contingent liability of $700,000, both of which are associated with tax liabilities. The contingent liability is measured based on management’s estimate of a range of probable outcomes. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering HLS’s products, and expected synergies from integrating HLS with other products or other combined functional areas within the Company. During the three months ended March 31, 2016, the Company received notice of an indemnification claim from the former owners of HLS pursuant to the terms of the membership purchase agreement. The terms of such agreement required the Company to indemnify such owners for incremental taxes incurred as the result of the structure of the acquisition, which had favorable tax aspects to the Company. Although the validity and the amount of such claim have not been agreed to by the Company, the Company recorded a measurement period adjustment in relation to the claim that increased goodwill by approximately $2.2 million during the three months ended March 31, 2016. This additional goodwill will be deductible for U.S. income tax purposes when any amounts underlying the indemnification claim are paid. Accordingly, the measurement period adjustment has no effect on current period or prior period earnings. The goodwill balance excluding such measurement period adjustment is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $15.0 million to an estimated fair value of $6.0 million. The $9.0 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair value	Useful life
Customer relationships	$42,600	13 years
Developed technology	3,700	5 years
Trade names	900	6 years

Total intangible assets subject to amortization	$47,200

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

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and HLS as though the companies were combined as of January 1, 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Total revenues	$55,033	$51,609

Net income	$2,073	$3,944

Basic earnings per share	$0.07	$0.14

Diluted earnings per share	$0.07	$0.14

These unaudited pro forma combined results of operations include certain adjustments arising from the acquisition such as adjustment for amortization of intangible assets, depreciation of property and equipment, fair value adjustments of acquired deferred revenue balances, and interest expense associated with borrowings under a revolving credit facility by the Company to partially fund the acquisition. The unaudited pro forma combined results of operations is for informational purposes only and is not indicative of what the Company’s results of operations would have been had the transaction occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.

The unaudited pro forma financial information for the three months ended March 31, 2016 and 2015 combines the historical results of the Company and HLS for the three months ended March 31, 2016 and 2015, and the pro forma adjustments listed above.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows (in thousands):

	Workforce	Patient Experience	Provider	Total
Balance at January 1, 2016	$12,336	$24,154	$46,583	$83,073
Acquisition of HealthLine Systems, LLC	—	—	2,180	2,180

Balance at March 31, 2016	$12,336	$24,154	$48,763	$85,253

During the three months ended March 31, 2016, the Company recorded approximately $2.2 million of additional goodwill in relation to the March 2015 acquisition of HealthLine Systems, LLC. Such amount relates to the measurement period adjustment previously discussed under the above caption “HealthLine Systems.”

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. BUSINESS SEGMENTS

The Company provides services to healthcare organizations and other members within the healthcare industry. The Company’s services are focused on the delivery of workforce development products and services (HealthStream Workforce Solutions), survey and research services (HealthStream Patient Experience Solutions), and provider credentialing, privileging, and enrollment products and services (HealthStream Provider Solutions).

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the three months ended March 31, 2016 and 2015 (in thousands).

	Three Months Ended March 31,
Revenues, net:	2016	2015
Workforce	$41,316	$37,594
Patient Experience	7,964	7,987
Provider	4,798	1,575

Total revenues, net	$54,078	$47,156

	Three Months Ended March 31,
Income from operations:	2016	2015
Workforce	$10,405	$10,749
Patient Experience	(656)	326
Provider	(166)	136
Unallocated	(7,096)	(6,421)

Total income from operations	$2,487	$4,790

Segment assets *	March 31, 2016	December 31, 2015
Workforce	$78,956	$82,375
Patient Experience	33,303	34,902
Provider	101,133	100,948
Unallocated	162,401	161,344

Total assets	$375,793	$379,569

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. DEBT

Revolving Credit Facility

The Company maintains a Loan Agreement (the “Revolving Credit Facility”) with SunTrust Bank (“SunTrust”) in the aggregate principal amount of $50.0 million, which matures on November 24, 2017. Under the Revolving Credit Facility, the Company may borrow up to $50.0 million, which includes a $5.0 million swing line subfacility and a $5.0 million letter of credit subfacility as well as an accordion feature that allows the Company to increase the Revolving Credit Facility by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The obligations under the Revolving Credit Facility are guaranteed by each of the Company’s subsidiaries. At the Company’s election, the borrowings under the Revolving Credit Facility bear interest at either (1) a rate per annum equal to the highest of SunTrust’s prime rate or 0.5% in excess of the Federal Funds Rate or 1.0% in excess of one-month LIBOR (the “Base Rate”), plus an applicable margin, or (2) the one, two, three, or six-month per annum LIBOR for deposits in the applicable currency (the “Eurocurrency Rate”), as selected by the Company, plus an applicable margin. The applicable margin for Eurocurrency Rate loans depends on the Company’s funded debt leverage ratio and varies from 1.50% to 2.00%. The applicable margin for Base Rate loans depends on the Company’s funded debt leverage ratio and varies from 0.50% to 1.50%. Commitment fees and letter of credit fees are also payable under the Revolving Credit Facility. Principal is payable in full at maturity on November 24, 2017, and there are no scheduled principal payments prior to maturity. The Company is required to pay a commitment fee ranging between 20 and 30 basis points per annum of the average daily unused portion of the Revolving Credit Facility, depending on the Company’s funded debt leverage ratio.

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

As of March 31, 2016, the Company was in material compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three months ended March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2015, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016, (the “2015 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “ projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption “Item 1A. Risk Factors” in our 2015 Form 10-K and the information regarding forward-looking statements in our earnings releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

Overview

HealthStream provides workforce, patient experience, and provider solutions for healthcare organizations – all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Our workforce products are used by healthcare organizations to meet a broad range of their training, certification, competency assessment, performance appraisal, and development needs. Our patient experience products provide our customers information about patients’ experiences and how to improve them, workforce engagement, physician relations, and community perceptions of their services. Our provider products are used by healthcare organizations for provider credentialing, privileging, call center, and enrollment needs. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry.

Key financial indicators for the first quarter of 2016 include:

•	Revenues of $54.1 million in the first quarter of 2016, up 15% from $47.2 million in the first quarter of 2015

•	Operating income of $2.5 million in the first quarter of 2016, down 48% from $4.8 million in the first quarter of 2015

•	Net income of $1.5 million in the first quarter of 2016, down 45% from $2.7 million in the first quarter of 2015, and earnings per share (EPS) of $0.05 per share (diluted) in the first quarter of 2016, compared to $0.10 per share (diluted) in the first quarter of 2015

•	Adjusted EBITDA(1) of $8.1 million in the first quarter of 2016, down 4% from $8.4 million in the first quarter of 2015

(1)	Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income is included in this report.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our 2015 Form 10-K, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2015 Form 10-K.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues, net. Revenues increased approximately $6.9 million, or 15%, to $54.1 million for the three months ended March 31, 2016 from $47.2 million for the three months ended March 31, 2015. A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended March 31,
Revenues by Business Segment:	2016	2015	Percentage Change
Workforce	$41,316	$37,594	10%
Patient Experience	7,964	7,987	0%
Provider	4,798	1,575	205%

Total revenues, net	$54,078	$47,156	15%

% of Revenues
Workforce	76%	80%
Patient Experience	15%	17%
Provider	9%	3%

Revenues for HealthStream Workforce Solutions increased approximately $3.7 million, or 10%, over the first quarter of 2015. Revenues from our subscription-based workforce products increased approximately $3.5 million, or 10%, over the prior year first quarter due to a higher number of subscribers and more courseware consumption by subscribers. Our Workforce Solutions annualized revenue per implemented subscriber metric increased by 5%, to $36.27 per subscriber for the first quarter of 2016 compared to $34.63 per subscriber for the first quarter of 2015. Our implemented subscriber base increased by 1% over the prior year first quarter to 4.33 million implemented subscribers at March 31, 2016 compared to 4.27 million implemented subscribers at March 31, 2015. Additionally, we had a 4% increase in total subscribers over the prior year first quarter, with 4.50 million total subscribers at March 31, 2016 compared to 4.43 million total subscribers at March 31, 2015. Revenues from ICD-10 readiness training products were approximately $3.9 million for the first quarter of 2016, compared to $7.1 million for the first quarter of 2015. The requirement mandated by CMS for healthcare organizations to transition to the ICD-10 coding system was effective in October 2015, and generated significant demand for our ICD-10 readiness training courseware from 2012 through 2015. However, as a result of the effectiveness of such mandate in October 2015, sales of that product have ceased and there will not be renewals of the specific ICD-10 readiness product. Accordingly, revenues and operating income from that product will significantly decline during 2016.

Revenues for HealthStream Patient Experience Solutions approximated $8.0 million for both the three months ended March 31, 2016 and 2015, respectively. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $252,000, or 4%, over the prior year first quarter. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively decreased $274,000, or 20%, compared to the prior year first quarter due to fewer engagements.

Revenues for HealthStream Provider Solutions increased approximately $3.2 million, or 205%, over the first quarter of 2015. The increase is primarily the result of the HLS acquisition which was consummated on March 16, 2015.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $2.7 million, or 13%, to $22.9 million for the three months ended March 31, 2016 from $20.2 million for the three months ended March 31, 2015. Cost of revenues as a percentage of revenues was 42% of revenues for both the three months ended March 31, 2016 and 2015, respectively. Cost of revenues for HealthStream Workforce Solutions increased approximately $1.7 million to $16.2 million and approximated 39% of revenues for HealthStream Workforce Solutions for both the three months ended March 31, 2016 and 2015, respectively. The increase in amount is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, increased hosting costs, and increased personnel costs. Cost of revenues for HealthStream Patient Experience Solutions increased approximately $218,000 to $5.5 million and approximated 70% and 67% of revenues for HealthStream Patient Experience Solutions for the three months ended March 31, 2016 and 2015, respectively. The increase in both amount and as a percentage of revenue is primarily the result of increased personnel costs associated with the growth in patient survey volume over the prior year first quarter. Cost of revenues for HealthStream Provider Solutions increased approximately $807,000, or 246%, to $1.1 million and approximated 24% and 21% of HealthStream Provider Solutions revenues for the three months ended March 31, 2016 and 2015, respectively. The increase in both amount and as a percentage of revenue is primarily the result of the HLS acquisition.

Product Development. Product development expenses increased approximately $2.4 million, or 51%, to $7.0 million for the three months ended March 31, 2016 from $4.6 million for the three months ended March 31, 2015. Product development expenses as a percentage of revenues were 13% and 10% of revenues for the three months ended March 31, 2016 and 2015, respectively.

Product development expenses for HealthStream Workforce Solutions increased approximately $4.9 million and approximated 12% and 11% of revenues for HealthStream Workforce Solutions for the three months ended March 31, 2016 and 2015, respectively. The increase in both amount and as a percentage of revenues is due to additional personnel expenses associated with product development initiatives for our subscription-based products. Product development expenses for HealthStream Patient Experience Solutions increased approximately $1.0 million and approximated 15% and 3% of revenues for HealthStream Patient Experience Solutions for the three months ended March 31, 2016 and 2015, respectively. The increase in both amount and as a percentage of revenue is due to increased personnel expenses associated with product development initiatives. Product development expenses for HealthStream Provider Solutions increased approximately $691,000 and approximated 19% and 13% of revenues for HealthStream Provider Solutions for the three months ended March 31, 2016 and 2015, respectively. The increase in amount and as a percentage of revenues is primarily associated with the HLS acquisition and increases in personnel over the prior year period.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $1.2 million, or 17%, to $8.6 million for the three months ended March 31, 2016 from $7.3 million for the three months ended March 31, 2015. Sales and marketing expenses were 16% of revenues for both the three months ended March 31, 2016 and 2015, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $822,000 and approximated 16% and 15% of revenues for HealthStream Workforce Solutions for the three months ended March 31, 2016 and 2015, respectively. The increase in amount is primarily due to additional personnel and related expenses and increased sales commissions. Sales and marketing expenses for HealthStream Patient Experience Solutions decreased approximately $300,000, and approximated 12% and 16% of revenues for HealthStream Patient Experience Solutions for the three months ended March 31, 2016 and 2015, respectively. The decrease in amount is primarily due to lower sales commissions. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $555,000, and approximated 20% and 26% of revenues for HealthStream Provider Solutions for the three months ended March 31, 2016 and 2015 respectively. The increase in amount is primarily associated with the HLS acquisition.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.0 million, or 15%, to $8.0 million for the three months ended March 31, 2016 from $6.9 million for the three months ended March 31, 2015. Other general and administrative expenses as a percentage of revenues were 15% of revenues for both the three months ended March 31, 2016 and 2015, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $332,000 and approximated 3% of revenues for both the three months ended March 31, 2016 and 2015, respectively. Other general and administrative expenses for HealthStream Patient Experience Solutions increased approximately $65,000 over the prior year first quarter. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $596,000 and approximated 16% and 10% of revenues for the three months ended March 31, 2016 and 2015, respectively. The increase in amount and as a percentage of revenues is primarily associated with the HLS acquisition. The unallocated corporate portion of other general and administrative expenses increased approximately $45,000 over the prior year first quarter. During the first quarter of 2015, acquisition costs associated with the HLS acquisition were approximately $965,000.

Depreciation and Amortization. Depreciation and amortization increased approximately $1.9 million, or 58%, to $5.1 million for the three months ended March 31, 2016 from $3.3 million for the three months ended March 31, 2015. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets from the HLS acquisition, and depreciation expense associated with capital expenditures.

Other Income, Net. Other income, net was approximately $18,000 for the three months ended March 31, 2016 compared to $9,000 for the three months ended March 31, 2015.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $1.0 million for the three months ended March 31, 2016 compared to $2.1 million for the three months ended March 31, 2015. The Company’s effective tax rate was 40% for the three months ended March 31, 2016 compared to 43% for the three months ended March 31, 2015. The decrease in the effective tax rate is primarily related to recently enacted tax legislation to extend the research and development tax credit.

Net Income. Net income decreased approximately $1.2 million, or 45%, to $1.5 million for the three months ended March 31, 2016 from $2.7 million for the three months ended March 31, 2015. Earnings per diluted share were $0.05 and $0.10 per share for the three months ended March 31, 2016 and 2015, respectively.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) decreased by 4% to approximately $8.1 million for the three months ended March 31, 2016 compared to $8.4 million for the three months ended March 31, 2015. Consistent with the factors mentioned above, the decrease in Adjusted EBITDA results from the lower contribution of ICD-10 readiness products and platform implementation expenses, partially offset by increases related to the HLS acquisition. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

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

In recent years, including the March 2015 acquisition of HLS, the Company has acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, following the completion of any such acquisition, the Company may record a write down of deferred revenue to fair value as defined in GAAP. If the Company is required to record a write-down of deferred revenue, it may result in lower recognized revenue, operating income, and net income in subsequent periods.

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

	Three Months Ended March 31,
	2016	2015
GAAP net income	$1,501	$2,722
Interest income	(98)	(55)
Interest expense	25	43
Income tax provision	1,004	2,077
Stock based compensation expense	500	409
Depreciation and amortization	5,140	3,253

Adjusted EBITDA	$8,072	$8,449

GAAP revenues	$54,078	$47,156
Adjustment for deferred revenue write-down	955	578

Non-GAAP revenues	$55,033	$47,734

GAAP operating income	$2,487	$4,790
Adjustment for deferred revenue write-down	955	578

Non-GAAP operating income	$3,442	$5,368

GAAP net income	$1,501	$2,722
Adjustment for deferred revenue write-down, net of tax	572	328

Non-GAAP net income	$2,073	$3,050

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $5.7 million and $9.0 million during the three months ended March 31, 2016 and 2015, respectively. This decline was significantly influenced by reductions in deferred revenue balances resulting from a lack of renewals for the ICD-10 readiness training product as discussed above under the caption “Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015.” The number of days sales outstanding (DSO) was 58 days for the first quarter of 2016 compared to 66 days for the first quarter of 2015. The decline in DSO primarily relates to a reduction in accounts receivable as compared to the prior year period. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $4.7 million and $84.3 million for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, the Company purchased $2.7 million of property and equipment, spent $2.0 million for capitalized software development, and invested $41.9 million in marketable securities. These uses of cash were partially offset by maturities of marketable securities of $41.0 million and proceeds of $975,000 from the sale of long-lived assets. During 2015, the Company utilized $88.1 million (net of cash acquired) for acquisitions, purchased $2.3 million of property and equipment, spent $2.0 million for capitalized software development, and made $1.0 million in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $9.2 million.

Net cash used in financing activities was approximately $233,000 for the three months ended March 31, 2016. Net cash provided by financing activities was approximately $28.0 million for the three months ended March 31, 2015. The primary sources of cash used in financing activities for 2016 resulted from payroll taxes paid in relation to the vesting of RSUs. The primary sources of cash from financing activities for 2015 resulted from proceeds from borrowings under the revolving credit facility of $28.0 million to fund the acquisition of HLS and proceeds (net of payroll taxes paid) from the exercise of employee stock options and issuance of RSUs.

Our balance sheet reflects positive working capital of $122.1 million at March 31, 2016 compared to $120.5 million at December 31, 2015. The Company’s primary source of liquidity is $150.5 million of cash and cash equivalents and marketable securities. The Company also has a $50.0 million revolving credit facility, all of which was available for additional borrowing at March 31, 2016.

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

The Company’s growth strategy includes acquiring businesses that provide complementary products and services. It is anticipated that future acquisitions, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. The revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant values at the time of borrowing. As of March 31, 2016, we were in material compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of March 31, 2016 and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $150.5 million at March 31, 2016. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $60,000.

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2016, the Company announced a share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to $25,000,000 of its common stock. The share repurchase program will terminate on the earlier of December 31, 2016 or when the maximum dollar amount has been expended. The table below sets forth activity under the stock repurchase plan for the three months ended March 31, 2016.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month # 1 (January 1 – January 31)*	—	$—	—	$—
Month # 2 (February 1 – February 29)	—	—	—	25,000,000
Month # 3 (March 1 – March 31)	—	—	—	25,000,000

Total	—	$—	—	$25,000,000

*	The stock repurchase plan was not in place during this period.

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

HEALTHSTREAM, INC.

May 2, 2016	By:	/s/ GERARD M. HAYDEN, JR.
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