Form 10-Q
period 2016-06-30
HEALTHSTREAM INC
filed 2016-08-01
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of July 27, 2016, there were 31,739,034 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,803	$82,010
Marketable securities	72,006	66,976
Accounts receivable, net of allowance for doubtful accounts of $510 and $303 at June 30, 2016 and December 31, 2015, respectively	42,014	36,348
Accounts receivable - unbilled	2,119	1,998
Prepaid royalties, net of amortization	13,242	14,036
Other prepaid expenses and other current assets	8,312	8,169

Total current assets	204,496	209,537
Property and equipment, net	11,138	12,471
Capitalized software development, net of accumulated amortization of $27,806 and $24,130 at June 30, 2016 and December 31, 2015, respectively	14,716	13,955
Goodwill	88,628	83,073
Intangible assets, net of accumulated amortization of $11,885 and $8,685 at June 30, 2016 and December 31, 2015, respectively	54,266	55,966
Non-marketable equity investments	3,564	3,640
Other assets	375	927

Total assets	$377,183	$379,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,742	$4,616
Accrued royalties	8,134	9,053
Accrued liabilities	10,960	7,003
Accrued compensation and related expenses	1,935	3,308
Deferred revenue	58,971	65,098

Total current liabilities	81,742	89,078
Deferred tax liabilities	6,295	4,763
Deferred revenue, noncurrent	4,002	4,350
Other long term liabilities	1,069	1,058
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,739 and 31,647 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	279,595	278,799
Retained earnings	4,494	1,591
Accumulated other comprehensive loss	(14)	(70)

Total shareholders’ equity	284,075	280,320

Total liabilities and shareholders’ equity	$377,183	$379,569

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues, net	$54,793	$52,145	$108,871	$99,301
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	22,622	22,432	45,522	42,625
Product development	7,244	5,815	14,263	10,460
Sales and marketing	9,001	10,328	17,558	17,675
Other general and administrative expenses	8,529	6,750	16,505	13,678
Depreciation and amortization	5,081	4,256	10,221	7,509

Total operating costs and expenses	52,477	49,581	104,069	91,947
Operating income	2,316	2,564	4,802	7,354
Other income (expense), net	109	(44)	127	(35)

Income before income tax provision	2,425	2,520	4,929	7,319
Income tax provision	1,022	1,047	2,026	3,124

Net income	$1,403	$1,473	$2,903	$4,195

Earnings per share:
Basic	$0.04	$0.05	$0.09	$0.15

Diluted	$0.04	$0.05	$0.09	$0.15

Weighted average shares of common stock outstanding:
Basic	31,736	29,234	31,701	28,469

Diluted	32,071	29,617	32,021	28,843

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$1,403	$1,473	$2,903	$4,195
Other comprehensive income, net of taxes:
Unrealized gain (loss) on marketable securities	—	(62)	56	(41)

Total other comprehensive income (loss)	—	(62)	56	(41)

Comprehensive income	$1,403	$1,411	$2,959	$4,154

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

(In thousands)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2015	31,647	$278,799	$1,591	$(70)	$280,320
Net income	—	—	2,903	—	2,903
Comprehensive loss	—	—	—	56	56
Stock based compensation	—	1,004	—	—	1,004
Common stock issued under stock plans, net of shares withheld for employee taxes	92	(208)	—	—	(208)

Balance at June 30, 2016	31,739	$279,595	$4,494	$(14)	$284,075

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$2,903	$4,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,221	7,509
Deferred income taxes	932	823
Stock based compensation expense	1,004	2,347
Provision for doubtful accounts	240	119
Loss on non-marketable equity investments	76	—
Other	607	386
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(5,722)	3,055
Prepaid royalties	794	(2,578)
Other prepaid expenses and other current assets	(1,123)	(424)
Other assets	552	820
Accounts payable	(1,755)	(1,703)
Accrued royalties	(919)	(1,776)
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	(1,051)	645
Deferred revenue	(6,474)	5,713

Net cash provided by operating activities	285	19,131

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(3,141)	(88,075)
Proceeds from maturities of marketable securities	65,639	29,915
Purchases of marketable securities	(71,220)	(76,768)
Payments to acquire equity method investments	—	(1,000)
Proceeds from sale of long-lived assets	975	—
Payments associated with capitalized software development	(4,303)	(3,566)
Purchases of property and equipment	(3,234)	(4,054)

Net cash used in investing activities	(15,284)	(143,548)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	98,014
Proceeds from exercise of stock options	94	277
Proceeds from borrowings under revolving line of credit facility	—	28,000
Repayments under revolving line of credit facility	—	(28,000)
Payment of earn-outs related to business combinations	—	(628)
Taxes paid related to net settlement of equity awards	(302)	(748)

Net cash (used in) provided by financing activities	(208)	96,915

Net decrease in cash and cash equivalents	(15,207)	(27,502)
Cash and cash equivalents at beginning of period	82,010	81,995

Cash and cash equivalents at end of period	$66,803	$54,493

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The balance sheet at December 31, 2015 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K (the “Form 10-K”), filed with the Securities and Exchange Commission on February 26, 2016.

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

During the six months ended June 30, 2016 and 2015, the Company recorded a provision for income taxes of approximately $2.0 million and $3.1 million, respectively. The Company’s effective tax rate for the six months ended June 30, 2016 and 2015 was 41.1% and 42.7%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences.

4. STOCK BASED COMPENSATION

The Company has stock awards outstanding under two stock incentive plans, the Company’s 2010 Stock Incentive Plan and the Company’s 2000 Stock Incentive Plan, as amended. In addition, the Company’s shareholders approved the Company’s 2016 Omnibus Incentive Plan at the annual meeting of shareholders held on May 26, 2016; however, no awards were granted under such plan during the three months ended June 30, 2016. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options and restricted share units (RSUs). During the six months ended June 30, 2016, the Company issued 103,210 RSUs, subject to service-based vesting, with a weighted average grant date fair value of $20.20 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the six months ended June 30, 2015, the Company issued 76,855 RSUs with a weighted average grant date fair value of $25.64 per share, and the Company issued 49,310 stock awards with a weighted average grant date fair value of $30.42 per share. Both measurements were based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recorded for the three and six months ended June 30, 2016 and 2015, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues (excluding depreciation and amortization)	$35	$738	$76	$761
Product development	70	413	127	458
Sales and marketing	65	372	127	426
Other general and administrative	335	415	674	702

Total stock based compensation expense	$505	$1,938	$1,004	$2,347

Stock Awards

During June 2015, the Company’s Chief Executive Officer (“CEO”), Robert A. Frist, Jr., entered into an agreement with the Company pursuant to which he contributed 54,241 of his personally owned shares of HealthStream, Inc. common stock to the Company, without any consideration paid to him. In connection with this contribution, the Company approved the grant of 49,310 shares of HealthStream, Inc. common stock to over 600 employees who were not otherwise eligible to receive equity awards and had at least one year of service with the Company. The Company recognized approximately $1.5 million of stock based compensation expense for these stock awards during the three months ended June 30, 2015 based on the closing fair market value of the Company’s stock on the date of the Company’s approval of these grants. In connection with these equity awards, effective in the second quarter of 2015, the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 17,279, and were based on the value of the stock awards on the date of the Company’s approval of these grants, as determined by the Company’s closing stock price on that date. Total payments related to the employees’ tax obligations to taxing authorities for these stock awards were approximately $526,000, and are reflected as a financing activity within the condensed consolidated statements of cash flows for the six months ended June 30, 2015. These share withholdings had the effect of share repurchases by the Company as they reduced and retired the number of shares otherwise issuable as a result of the stock awards and did not represent an expense to the Company.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect, was approximately 21,250 and -0- for the three months ended June 30, 2016 and 2015, respectively, and approximately 53,000 and 7,000 for the six months ended June 30, 2016 and 2015, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$1,403	$1,473	$2,903	$4,195

Denominator:

Weighted-average shares outstanding	31,736	29,234	31,701	28,469
Effect of dilutive shares	335	383	320	374

Weighted-average diluted shares	32,071	29,617	32,021	28,843

Basic earnings per share	$0.04	$0.05	$0.09	$0.15

Diluted earnings per share	$0.04	$0.05	$0.09	$0.15

6. MARKETABLE SECURITIES

At June 30, 2016 and December 31, 2015, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	June 30, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$1,000	$—	$—	$1,000
Corporate debt securities	51,397	5	(29)	51,373
Government-sponsored enterprise debt securities	19,623	10	—	19,633

Total	$72,019	$15	$(29)	$72,006

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$1,000	$—	$—	$1,000
Corporate debt securities	66,046	—	(70)	65,976

Total	$67,046	$—	$(70)	$66,976

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of June 30, 2016, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the six months ended June 30, 2016 and 2015, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as a current asset on the balance sheet because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATIONS

HealthLine Systems

On March 16, 2015, the Company acquired all of the membership interests of HealthLine Systems, LLC (“HLS”), a San Diego, California based company that specializes in credentialing, privileging, call center, and quality management solutions for the healthcare industry. The acquisition of HLS enables the Company to provide a comprehensive solution set for healthcare provider credentialing, privileging, enrollment, referral, onboarding, and analytics in support of HealthStream’s approach to talent management for healthcare organizations. The consideration paid for HLS consisted of approximately $90.3 million in cash (taking into account an estimated closing working capital adjustment and amounts due to the seller as of June 30, 2016). The Company incurred approximately $1.3 million in transaction costs associated with the acquisition, of which $965,000 were incurred during the three months ended March 31, 2015 and $329,000 were incurred during the year ended December 31, 2014. The transaction costs were recorded in other general and administrative expenses in the condensed consolidated statement of income for such periods. The results of operations for HLS have been included in the Company’s condensed consolidated financial statements from the date of acquisition, and are also included in the HealthStream Provider Solutions segment.

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$81,379
Consideration due to the seller	2,180
Cash held in escrow	6,750

Total consideration paid	$90,309

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$54
Accounts receivable, net	3,052
Prepaid assets	546
Property and equipment	200
Deferred tax assets	2,523
Goodwill	43,798
Intangible assets	47,200
Accounts payable and accrued liabilities	(1,085)
Deferred revenue	(5,979)

Net assets acquired	$90,309

The excess of purchase price over the fair values of net tangible and intangible assets has been recorded as goodwill. The fair values of tangible and identifiable intangible assets, deferred tax assets, deferred revenue, and other liabilities are based on management’s estimates and assumptions. Included in the assets and liabilities assumed is an estimated indemnification asset of $300,000 and a contingent liability of $700,000, both of which are associated with tax liabilities. The contingent liability is measured based on management’s estimate of a range of probable outcomes. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering HLS’s products, and expected synergies from integrating HLS with other products or other combined functional areas within the Company. During the three months ended March 31, 2016, the Company received notice of an indemnification claim from the former owners of HLS pursuant to the terms of the membership purchase agreement. The terms of such agreement require the Company to indemnify such owners for incremental taxes incurred as the result of the structure of the acquisition, which had favorable tax aspects to the Company. Although the amount of such claim has not been agreed to by the Company, the Company recorded a measurement period adjustment in relation to the claim that increased goodwill by approximately $2.2 million during the three months ended March 31, 2016. This additional goodwill will be deductible for U.S. income tax purposes when any amounts underlying the indemnification claim are paid. Accordingly, this measurement period adjustment has no effect on current or prior period earnings. The goodwill balance excluding such measurement period adjustment is also deductible for U.S. income tax purposes. The Company surpassed the one year measurement period as of the period ended March 31, 2016; therefore, in accordance with requisite accounting guidance, at such time that the amount of the indemnification claim is agreed to by the Company, the difference, if any, of the agreed to indemnification amount in comparison to the $2.2 million measurement period adjustment noted above will be reflected in net income, thus impacting the Company’s results of operations in the period of settlement. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $15.0 million to an estimated fair value of $6.0 million. The $9.0 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

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

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and HLS as though the companies were combined as of January 1, 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$55,231	$54,604	$110,265	$106,213

Net income	$1,656	$2,909	$3,730	$6,840

Basic earnings per share	$0.05	$0.10	$0.12	$0.24

Diluted earnings per share	$0.05	$0.10	$0.12	$0.24

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

The unaudited pro forma financial information for the three and six months ended June 30, 2016 and 2015 combines the historical results of the Company and HLS for the three and six months ended June 30, 2016 and 2015, and the pro forma adjustments listed above.

Other Business Combination

On June 30, 2016, the Company completed the acquisition of Performance Management Services, Inc. (“PMSI”), a Company based in Tustin, California focused on competency-based performance development for nurses, for $4.0 million in cash and up to an additional $500,000 of contingent consideration. The acquisition, including associated transaction costs, is not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has allocated purchase consideration based on preliminary estimates of fair value. The Company expects to finalize estimates of fair value as soon as practicable, but not later than one year from the date of acquisition. The results of operations for PMSI are included in the Company’s condensed consolidated financial statements from the date of acquisition and are included in the HealthStream Workforce Solutions segment.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows (in thousands):

	Workforce	Patient Experience	Provider	Total
Balance at January 1, 2016	$12,336	$24,154	$46,583	$83,073
Other business combinations	3,375	—	—	3,375
Acquisition of HealthLine Systems, LLC	—	—	2,180	2,180

Balance at June 30, 2016	$15,711	$24,154	$48,763	$88,628

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the three and six months ended June 30, 2016 and 2015 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues, net:	2016	2015	2016	2015
Workforce	$40,157	$39,803	$81,473	$77,396
Patient Experience	8,968	8,766	16,932	16,753
Provider	5,668	3,576	10,466	5,152

Total revenues, net	$54,793	$52,145	$108,871	$99,301

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income:	2016	2015	2016	2015
Workforce	$9,242	$8,654	$19,647	$19,404
Patient Experience	(134)	605	(791)	930
Provider	445	(923)	279	(787)
Unallocated	(7,237)	(5,772)	(14,333)	(12,193)

Total operating income	$2,316	$2,564	$4,802	$7,354

Segment assets *	June 30, 2016	December 31, 2015
Workforce	$85,937	$82,375
Patient Experience	37,245	34,902
Provider	101,251	100,948
Unallocated	152,750	161,344

Total assets	$377,183	$379,569

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. DEBT

Revolving Credit Facility

The Company maintains a Loan Agreement (the “Revolving Credit Facility”) with SunTrust Bank (“SunTrust”) in the aggregate principal amount of $50.0 million, which matures on November 24, 2017. Under the Revolving Credit Facility, the Company may borrow up to $50.0 million, which includes a $5.0 million swing line subfacility and a $5.0 million letter of credit subfacility, as well as an accordion feature that allows the Company to increase the Revolving Credit Facility by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The obligations under the Revolving Credit Facility are guaranteed by each of the Company’s subsidiaries. At the Company’s election, the borrowings under the Revolving Credit Facility bear interest at either (1) a rate per annum equal to the highest of SunTrust’s prime rate or 0.5% in excess of the Federal Funds Rate or 1.0% in excess of one-month LIBOR (the “Base Rate”), plus an applicable margin, or (2) the one, two, three, or six-month per annum LIBOR for deposits in the applicable currency (the “Eurocurrency Rate”), as selected by the Company, plus an applicable margin. The applicable margin for Eurocurrency Rate loans depends on the Company’s funded debt leverage ratio and varies from 1.50% to 2.00%. The applicable margin for Base Rate loans depends on the Company’s funded debt leverage ratio and varies from 0.50% to 1.50%. Commitment fees and letter of credit fees are also payable under the Revolving Credit Facility. Principal is payable in full at maturity on November 24, 2017, and there are no scheduled principal payments prior to maturity. The Company is required to pay a commitment fee ranging between 20 and 30 basis points per annum of the average daily unused portion of the Revolving Credit Facility, depending on the Company’s funded debt leverage ratio.

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

As of June 30, 2016, the Company was in material compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the six months ended June 30, 2016. During the three months ended June 30, 2015, the Company repaid approximately $28.0 million of balances previously outstanding under the Revolving Credit Facility from proceeds received in the Company’s public offering of 3,869,750 shares which closed on May 28, 2015.

10. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2015, the Company’s CEO, Robert A. Frist, Jr., entered into an agreement with the Company pursuant to which he contributed 54,241 of his personally owned shares of HealthStream, Inc. common stock to the Company, without any consideration paid to him. In connection with this contribution, the Company approved the grant of 49,310 shares of common stock to over 600 employees, with a fair market value of approximately $1.5 million. Mr. Frist contributed 4,931 of the contributed shares noted above to take into account the estimated Company costs, such as administrative expenses and employer payroll taxes associated with the grants. (See Note 4 Stock Based Compensation).

11. SUBSEQUENT EVENTS

On July 25, 2016, the Company purchased 68% of the outstanding stock of Nursing Registry Consultant Corporation (“Nurse Competency”) for approximately $1.0 million in cash and up to an additional $75,000 in contingent consideration. The contingent consideration is subject to the achievement of certain performance milestones during the 24-month period following the closing. The Company held a 32% minority equity interest in Nurse Competency as of the period ended June 30, 2016 and accounted for such interest as an equity method investment. Nurse Competency is a wholly-owned subsidiary of the Company following such acquisition and its results of operations will be reflected in the HealthStream Workforce Solutions segment beginning on the noted date of acquisition. Nurse Competency provides SaaS-based clinical assessment and testing products to the healthcare industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2015, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016 (the “2015 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “ projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption “Item 1A. Risk Factors” and other disclosures in our 2015 Form 10-K and the information regarding forward-looking statements and other disclosures in our earnings releases, and other filings with the Securities and Exchange Commission from time to time, as well as other cautionary statements contained elsewhere in this Quarterly Report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from our current expectations.

Overview

HealthStream provides workforce, patient experience, and provider solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Our workforce products are used by healthcare organizations to meet a broad range of their training, certification, competency assessment, performance appraisal, and development needs. Our patient experience products provide our customers information about patients’ experiences and how to improve them, workforce engagement, physician relations, and community perceptions of their services. Our provider products are used by healthcare organizations for their provider credentialing, privileging, call center, and enrollment needs. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry.

Key financial indicators for the second quarter of 2016 include:

•	Revenues of $54.8 million in the second quarter of 2016, up 5% from $52.1 million in the second quarter of 2015
•	Operating income of $2.3 million in the second quarter of 2016, down 10% from $2.6 million in the second quarter of 2015
•	Net income of $1.4 million in the second quarter of 2016, down 5% from $1.5 million in the second quarter of 2015, and earnings per share (“EPS”) of $0.04 per share (diluted) in the second quarter of 2016, compared to $0.05 per share (diluted) in the second quarter of 2015
•	Adjusted EBITDA(1) of $7.9 million in the second quarter of 2016, down 10% from $8.8 million in the second quarter of 2015

(1)	Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income, and disclosure regarding why we believe Adjusted EBITDA provides useful information to investors is included later in this Quarterly Report.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our 2015 Form 10-K, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2015 Form 10-K. In addition, see Note 7 Business Combinations in this Quarterly Report on Form 10-Q for information regarding the goodwill measurement period adjustment recorded by the Company during the three months ended March 31, 2016 in connection with an outstanding tax indemnification claim under the HLS purchase agreement and the potential impact to the Company’s results of operations at such time that the claim is agreed upon in accordance with the purchase agreement.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues, net. Revenues increased approximately $2.7 million, or 5%, to $54.8 million for the three months ended June 30, 2016 from $52.1 million for the three months ended June 30, 2015. A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended June 30,
	2016	2015	Percentage Change
Revenues by Business Segment:
Workforce	$40,157	$39,803	1%
Patient Experience	8,968	8,766	2%
Provider	5,668	3,576	59%

Total revenues, net	$54,793	$52,145	5%

% of Revenues
Workforce	73%	76%
Patient Experience	17%	17%
Provider	10%	7%

Revenues for HealthStream Workforce Solutions increased approximately $354,000, or 1%, over the second quarter of 2015. Revenues from our subscription-based workforce products increased approximately $530,000, or 1%, over the prior year second quarter. Revenues for the second quarter of 2016 were negatively impacted by a decline in ICD-10 readiness revenues. Revenues from ICD-10 readiness products declined by $4.6 million to $2.2 million in the second quarter of 2016 compared to $6.8 million in the prior year second quarter. The requirement mandated by CMS for healthcare organizations to transition to the ICD-10 coding system was effective in October 2015, and generated significant demand for our ICD-10 readiness training courseware from 2012 through 2015. However, as a result of the effectiveness of such mandate in October 2015, sales of that product have ceased and there will not be renewals of the specific ICD-10 readiness product. Accordingly, revenues and operating income contributions from this product will continue to significantly decline during 2016. In addition, revenues for the second quarter of 2016 were positively impacted by growth in our courseware subscriptions and our enterprise applications. Our Workforce Solutions annualized revenue per implemented subscriber metric was $35.70 per subscriber for the second quarter of 2016 compared to $35.35 per subscriber for the second quarter of 2015. Our implemented subscriber base decreased by less than one percent compared to the prior year second quarter to 4.34 million implemented subscribers at June 30, 2016 compared to 4.37 million implemented subscribers at June 30, 2015. Additionally, total subscribers increased by less than one percent over the prior year second quarter, with 4.51 million total subscribers at June 30, 2016 compared to 4.49 million total subscribers at June 30, 2015.

Revenues for HealthStream Patient Experience Solutions increased approximately $201,000, or 2%, over the second quarter of 2015. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $105,000, or 2%, over the prior year second quarter. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively increased by $96,000, or 14%, over the prior year second quarter.

Revenues for HealthStream Provider Solutions increased approximately $2.1 million, or 59%, over the second quarter of 2015. Revenues from the HLS acquisition, which was consummated on March 16, 2015, accounted for the majority of the increase in revenues during the second quarter of 2016.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $190,000, or 1%, to $22.6 million for the three months ended June 30, 2016 from $22.4 million for the three months ended June 30, 2015. Cost of revenues as a percentage of revenues was approximately 41% of revenues for the three months ended June 30, 2016 compared to approximately 43% of revenues for the three months ended June 30, 2015. Cost of revenues for HealthStream Workforce Solutions increased approximately $70,000 to $15.6 million and approximated 39% of revenues for HealthStream Workforce Solutions for both the three months ended June 30, 2016 and 2015, respectively. The increase in amount is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, and increased hosting and personnel costs. These expense increases were partially offset by lower stock based compensation. Cost of revenues for HealthStream Patient Experience Solutions decreased approximately $157,000 to $5.7 million and approximated 64% and 67% of revenues for HealthStream Patient Experience Solutions for the three months ended June 30, 2016 and 2015, respectively. The decrease in both amount and as a percentage of revenues is primarily the result of lower stock based compensation, but was partially offset by increased personnel costs associated with growth in survey volumes. Cost of revenues for HealthStream Provider Solutions increased approximately $276,000, or 27%, to $1.3 million and approximated 23% and 29% of HealthStream Provider Solutions revenues for the three months ended June 30, 2016 and 2015, respectively. The increase in amount is primarily the result of increased personnel expenses.

Product Development. Product development expenses increased approximately $1.4 million, or 25%, to $7.2 million for the three months ended June 30, 2016 from $5.8 million for the three months ended June 30, 2015. Product development expenses as a percentage of revenues were approximately 13% and 11% of revenues for the three months ended June 30, 2016 and 2015, respectively.

Product development expenses for HealthStream Workforce Solutions increased approximately $277,000 and approximated 13% and 12% of revenues for HealthStream Workforce Solutions for the three months ended June 30, 2016 and 2015, respectively. The increase in both amount and as a percentage of revenues resulted from additional personnel expenses associated with new product development initiatives for our subscription-based products, but was partially offset by lower stock based compensation. Product development expenses for HealthStream Patient Experience Solutions increased approximately $920,000 and approximated 15% and 4% of revenues for HealthStream Patient Experience Solutions for the three months ended June 30, 2016 and 2015. The increase in both amount and as a percentage of revenues resulted from additional personnel expenses associated with new product development initiatives. Product development expenses for HealthStream Provider Solutions increased approximately $233,000 and approximated 14% and 15% of revenues for HealthStream Provider Solutions for the three months ended June 30, 2016 and 2015, respectively. The increase in amount is primarily the result of increased personnel costs associated with new product development initiatives.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased approximately $1.3 million, or 13%, to $9.0 million for the three months ended June 30, 2016 from $10.3 million for the three months ended June 30, 2015. Sales and marketing expenses were approximately 16% and 20% of revenues for the three months ended June 30, 2016 and 2015, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions decreased approximately $1.4 million and approximated 17% and 20% of revenues for HealthStream Workforce Solutions for the three months ended June 30, 2016 and 2015, respectively. The decrease in both amount and as a percentage of revenues is primarily due to lower expenses associated with our annual customer Summit and sales commissions. Our annual customer Summit was held during the second quarter of 2015, but will be held during the fourth quarter of 2016. Sales and marketing expenses for HealthStream Patient Experience Solutions decreased approximately $79,000, and approximated 12% and 13% of revenues for HealthStream Patient Experience Solutions for the three months ended June 30, 2016 and 2015, respectively. The decrease in both amount and as a percentage of revenues is due to lower personnel costs and stock based compensation. Sales and marketing expenses for HealthStream Provider Solutions increased by approximately $10,000, and approximated 18% and 29% of revenues for HealthStream Provider Solutions for the three months ended June 30, 2016 and 2015, respectively.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.7 million, or 26%, to $8.5 million for the three months ended June 30, 2016 from $6.8 million for the three months ended June 30, 2015. Other general and administrative expenses as a percentage of revenues were approximately 16% and 13% of revenues for the three months ended June 30, 2016 and 2015, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $455,000 over the prior year second quarter as the result of increased technology infrastructure investments. Other general and administrative expenses for HealthStream Patient Experience Solutions increased approximately $197,000 over the prior year second quarter due to additional personnel and facility costs. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $215,000 over the prior year second quarter due to higher facility costs and stock based compensation. The unallocated corporate portion of other general and administrative expenses increased approximately $912,000 over the prior year second quarter. During the second quarter of 2016, we incurred approximately $300,000 of expenses associated with the ongoing evaluation of business development opportunities, including the acquisition of Performance Management Services, Inc. In addition, the second quarter of 2016 included approximately $300,000 of expenses associated with the implementation of a new financial systems platform, which was substantially completed during the second quarter of 2016.

Depreciation and Amortization. Depreciation and amortization increased approximately $825,000, or 19%, to $5.1 million for the three months ended June 30, 2016 from $4.3 million for the three months ended June 30, 2015. The increase primarily resulted from amortization of capitalized software development and depreciation expense associated with capital expenditures.

Other Income (Expense), Net. Other income (expense), net was income of approximately $109,000 for the three months ended June 30, 2016 compared to expense of $44,000 for the three months ended June 30, 2015. The increase is primarily associated with interest income from investments in marketable securities and lower interest expense.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $1.0 million for both the three months ended June 30, 2016 and 2015, respectively. The Company’s effective tax rate was approximately 42% for both the three months ended June 30, 2016 and 2015, respectively.

Net Income. Net income decreased approximately $70,000, or 5%, to $1.4 million for the three months ended June 30, 2016 from $1.5 million for the three months ended June 30, 2015. Earnings per diluted share were $0.04 and $0.05 per share for the three months ended June 30, 2016 and 2015, respectively.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) decreased approximately 10% to approximately $7.9 million for the three months ended June 30, 2016 compared to $8.8 million for the three months ended June 30, 2015. This decrease resulted from the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues, net. Revenues increased approximately $9.6 million, or 10%, to $108.9 million for the six months ended June 30, 2016 from $99.3 million for the six months ended June 30, 2015. A comparison of revenues by business segment is as follows (in thousands):

	Six Months Ended June 30,
	2016	2015	Percentage Change
Revenues by Business Segment:
Workforce	$81,474	$77,396	5%
Patient Experience	16,931	16,753	1%
Provider	10,466	5,152	103%

Total revenues, net	$108,871	$99,301	10%

% of Revenues
Workforce	75%	78%
Patient Experience	16%	17%
Provider	9%	5%

Revenues for HealthStream Workforce Solutions, which are primarily subscription-based, increased approximately $4.1 million, or 5%, over the first six months of 2015. Revenues in 2016 were positively influenced by growth in courseware subscriptions and our enterprise applications, but were partially offset by an expected decline in ICD-10 readiness revenues. Revenues from ICD-10 readiness products declined by $7.8 million to $6.1 million in the first six months of 2016 compared to $13.9 million in the first six months of 2015.

Revenues for HealthStream Patient Experience Solutions increased approximately $179,000, or 1%, over the first six months of 2015. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by approximately $357,000, or 2%, over the first six months of 2015. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively decreased by $178,000 compared to the first six months of 2015 due to fewer engagements.

Revenues for HealthStream Provider Solutions increased approximately $5.3 million, or 103%, over the first six months of 2015. The increase resulted primarily from the HLS acquisition, which was consummated on March 16, 2015.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $2.9 million, or 7%, to $45.5 million for the six months ended June 30, 2016 from $42.6 million for the six months ended June 30, 2015. Cost of revenues as a percentage of revenues was approximately 42% of revenues for the six months ended June 30, 2016 compared to approximately 43% of revenues for the six months ended June 30, 2015. Cost of revenues for HealthStream Workforce Solutions increased approximately $1.8 million to $31.9 million and approximated 39% of revenues for HealthStream Workforce Solutions for both the six months ended June 30, 2016 and 2015, respectively. The increase in amount is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues. Cost of revenues for HealthStream Patient Experience Solutions increased approximately $60,000 to $11.2 million and approximated 66% and 67% of revenues for HealthStream Patient Experience Solutions for the six months ended June 30, 2016 and 2015, respectively. Cost of revenues for HealthStream Provider Solutions increased approximately $1.1 million, or 79%, to $2.5 million and approximated 23% and 27% of HealthStream Provider Solutions revenues for the six months ended June 30, 2016 and 2015, respectively. The increase in amount of revenue is primarily the result of the HLS acquisition.

Product Development. Product development expenses increased approximately $3.8 million, or 36%, to $14.3 million for the six months ended June 30, 2016 from $10.5 million for the six months ended June 30, 2015. Product development expenses as a percentage of revenues were approximately 13% and 11% of revenues for the six months ended June 30, 2016 and 2015, respectively.

Product development expenses for HealthStream Workforce Solutions increased approximately $986,000 and approximated 12% of revenues for HealthStream Workforce Solutions for both the six months ended June 30, 2016 and 2015, respectively. The increase in amount is primarily due to additional personnel expenses associated with new product development initiatives for our subscription-based products. Product development expenses for HealthStream Patient Experience Solutions increased approximately $1.9 million and approximated 15% and 4% of revenues for HealthStream Patient Experience Solutions for the six months ended June 30, 2016 and 2015, respectively. The increase in both amount and as a percentage of revenues is primarily due to additional personnel expenses associated with new product development initiatives. Product development expenses for HealthStream Provider Solutions increased approximately $924,000 and approximated 16% and 15% of revenues for HealthStream Provider Solutions for the six months ended June 30, 2016 and 2015, respectively. The increase in amount is primarily associated with the HLS acquisition.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased approximately $117,000, or 1%, to $17.6 million for the six months ended June 30, 2016 from $17.7 million for the six months ended June 30, 2015. Sales and marketing expenses were approximately 16% and 18% of revenues for the six months ended June 30, 2016 and 2015, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions decreased approximately $583,000 and approximated 16% and 18% of revenues for HealthStream Workforce Solutions for the six months ended June 30, 2016 and 2015, respectively. The decrease is primarily due to a reduction of expenses associated with our annual customer Summit, which was held during the second quarter of 2015, but will be held during the fourth quarter of 2016. Sales and marketing expenses for HealthStream Patient Experience Solutions decreased approximately $374,000, and approximated 12% and 14% of revenues for HealthStream Patient Experience Solutions for the six months ended June 30, 2016 and 2015, respectively. The decrease in amount and as a percentage of revenues is primarily due to a decrease in personnel costs. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $565,000, and approximated 19% and 28% of revenues for HealthStream Provider Solutions for the six months ended June 30, 2016 and 2015, respectively. The increase in amount is primarily associated with the HLS acquisition.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $2.8 million, or 21%, to $16.5 million for the six months ended June 30, 2016 from $13.7 million for the six months ended June 30, 2015. Other general and administrative expenses as a percentage of revenues were approximately 15% and 14% of revenues for the six months ended June 30, 2016 and 2015, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $788,000 over the first six months of 2015, primarily as the result of increased technology infrastructure investments. Other general and administrative expenses for HealthStream Patient Experience Solutions increased approximately $262,000 over the first six months of 2016 primarily due to increased facilities costs and personnel costs. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $811,000 over the first six months of 2015 primarily associated with the HLS acquisition. The unallocated corporate portion of other general and administrative expenses increased approximately $957,000 over the first six months of 2015, of which approximately $600,000 of the increase was associated with the implementation of the new financial systems platform, which was substantially completed during the second quarter.

Depreciation and Amortization. Depreciation and amortization increased approximately $2.7 million, or 36%, to $10.2 million for the six months ended June 30, 2016 from $7.5 million for the six months ended June 30, 2015. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets from acquisitions (including amortization of software acquired for resale), and depreciation expense associated with capital expenditures.

Other Income (Expense), Net. Other income (expense), net was income of approximately $127,000 for the six months ended June 30, 2016 compared to net expense of $35,000 for the six months ended June 30, 2015. The increase is primarily associated with interest income from investments in marketable securities and lower interest expense.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $2.0 million for the six months ended June 30, 2016 compared to $3.1 million for the six months ended June 30, 2015. The Company’s effective tax rate was approximately 41% for the six months ended June 30, 2016 compared to approximately 43% for the six months ended June 30, 2015. The reduction in the effective tax rate is primarily associated with research and development tax credits.

Net Income. Net income decreased approximately $1.3 million, or 31%, to $2.9 million for the six months ended June 30, 2016 compared to $4.2 million for the six months ended June 30, 2015. Earnings per diluted share were $0.09 per share and $0.15 per share for the six months ended June 30, 2016 and 2015, respectively.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) decreased approximately 7% to approximately $15.9 million for the six months ended June 30, 2016 compared to $17.2 million for the six months ended June 30, 2015. This decrease resulted from the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

Reconciliation of Non-GAAP Financial Measures

This report contains certain non-GAAP financial measures, including, non-GAAP net income, non-GAAP operating income, and adjusted EBITDA, which are used by management in analyzing its financial results and ongoing operational performance. These non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance which are prepared in accordance with US GAAP and may be different from non-GAAP financial measures used by other companies.

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

In recent years, including the March 2015 acquisition of HLS, the Company has acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, following the completion of any such acquisition, the Company may record a write down of deferred revenue to fair value as defined in GAAP. If the Company is required to record a write-down of deferred revenue, it may result in lower recognized revenue, operating income and net income in subsequent periods.

In connection therewith, this report presents below non-GAAP operating income and non-GAAP net income, which in each such case reflects the corresponding GAAP figures adjusted to exclude the impact of the deferred revenue write-down associated with fair value accounting for acquired businesses as referenced above. Management believes that the presentation of these non-GAAP financial measures assists investors in understanding the Company’s performance between periods by excluding the impact of this deferred revenue write-down and provides a useful measure of the ongoing performance of the Company. Both on a quarterly and year-to-date basis, the revenue for the acquired business is deferred and typically recognized over a one-to-two year period following the completion of any particular acquisition, so our GAAP operating income and net income for this one-to-two year period will not reflect the full amount that would have been reported if the acquired deferred revenue was not written down to fair value. A reconciliation of these non-GAAP financial measures to the corresponding GAAP measures is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
GAAP net income	$1,403	$1,473	$2,903	$4,195
Interest income	(167)	(54)	(265)	(109)
Interest expense	25	93	51	137
Income tax provision	1,022	1,047	2,026	3,124
Stock based compensation expense	505	1,938	1,004	2,347
Depreciation and amortization	5,081	4,256	10,221	7,509

Adjusted EBITDA	$7,869	$8,753	$15,940	$17,203

GAAP operating income	$2,316	$2,564	$4,802	$7,354
Adjustment for deferred revenue write-down	439	2,663	1,394	3,241

Non-GAAP operating income	$2,755	$5,227	$6,196	$10,595

GAAP net income	$1,403	$1,473	$2,903	$4,195
Adjustment for deferred revenue write-down, net of tax	254	1,555	822	1,857

Non-GAAP net income	$1,657	$3,028	$3,725	$6,052

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $285,000 and $19.1 million during the six months ended June 30, 2016 and 2015, respectively. The decrease in cash flows from operating activities was significantly impacted by increases in accounts receivable, resulting from slower collections during the second quarter of 2016, as well as reductions in deferred revenue balances compared to the prior year period. Slower collections from customers was partially due to the implementation of a new financial systems platform during the second quarter of 2016. The number of days sales outstanding (“DSO”) was 62 days for the second quarter of 2016 compared to 60 days for the second quarter of 2015. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $15.3 million and $143.5 million for the six months ended June 30, 2016 and 2015, respectively. During 2016, the Company utilized $3.1 million (net of cash acquired) for acquisitions, purchased $71.2 million of marketable securities, purchased $3.2 million of property and equipment, and spent $4.3 million for capitalized software development. These uses of cash were partially offset by maturities of marketable securities of $65.6 million and the sale of long-lived assets of $975,000. During 2015, the Company utilized $88.1 million (net of cash acquired) for acquisitions, purchased $76.8 million of marketable securities, purchased $4.1 million of property and equipment, spent $3.6 million for capitalized software development, and made $1.0 million in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $29.9 million

Cash used in financing activities was approximately $208,000 for the six months ended June 30, 2016 compared to cash provided by financing activities of approximately $96.9 million for the six months ended June 30, 2015, respectively. The sole source of cash from financing activities for 2016 resulted from $94,000 of proceeds from the exercise of employee stock options. The primary use of cash during 2016 related to payments of payroll taxes from stock based compensation arrangements of $302,000. The primary sources of cash from financing activities for 2015 resulted from $98.0 million in proceeds from the issuance of 3.9 million shares of our common stock in our underwritten public offering that was completed on May 28, 2015, and $277,000 of proceeds from the exercise of employee stock options. The primary uses of cash during 2015 related to payments of payroll taxes from stock based compensation arrangements of $748,000, and earn-outs for prior business combinations of $628,000.

Our balance sheet reflects positive working capital of $122.8 million at June 30, 2016 compared to $120.4 million at December 31, 2015. The Company’s primary source of liquidity is $138.8 million of cash and cash equivalents and marketable securities. The Company also has a $50.0 million revolving credit facility, all of which was available for additional borrowing at June 30, 2016.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Over the past ten years, we have utilized our federal and state net operating loss carryforwards to offset taxable income, therefore reducing our tax liabilities. The federal net operating loss carryforwards have been fully utilized as of December 31, 2015; therefore, actual income tax payments are expected to increase significantly in the future and will more closely approximate the provision for income taxes.

The Company’s growth strategy includes acquiring businesses that provide complementary products and services. It is anticipated that future acquisitions, if any, would be effected through cash consideration, stock consideration or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant values at the time of borrowing. As of June 30, 2016, we were in material compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. There were no balances outstanding on the Revolving Credit Facility as of or during the six months ended June 30, 2016. We are subject to interest rate market risk associated with any borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $138.8 million at June 30, 2016. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $91,000.

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

The Company began using a new enterprise accounting system in the second quarter of 2016. The implementation of the new accounting system required the Company to modify various internal controls and processes. There have been no other changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are likely to materially effect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 16, 2016, the Company announced a share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to $25,000,000 of its common stock. The share repurchase program will terminate on the earlier of December 31, 2016 or when the maximum dollar amount has been expended. The table below sets forth activity under the stock repurchase plan for the three months ended June 30, 2016.

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (April 1 – April 30)	—	—	—	25,000,000
Month #2 (May 1 – May 31)	—	—	—	25,000,000
Month #3 (June 1 – June 30)	—	—	—	25,000,000

Total	—	$—	—	$25,000,000

Item 6. Exhibits

(a)	Exhibits

10.1(1) ^ – HealthStream, Inc. 2016 Omnibus Incentive Plan

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

32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS – XBRL Instance Document

101.1 SCH – XBRL Taxonomy Extension Schema

101.1 CAL – XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF – XBRL Taxonomy Extension Definition Linkbase

101.1 LAB – XBRL Taxonomy Extension Label Linkbase

101.1 PRE – XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference from exhibit 10.1 filed on our Current Report on Form 8-K dated May 31, 2016.
^	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

August 1, 2016	By:	/s/ Gerard M. Hayden, Jr.
Gerard M. Hayden, Jr.
Chief Financial Officer

HEALTHSTREAM, INC.

EXHIBIT INDEX

10.1(1) ^	HealthStream, Inc. 2016 Omnibus Incentive Plan

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference from exhibit 10.1 filed on our Current Report on Form 8-K dated May 31, 2016.
^	Management contract or compensatory plan or arrangement.