Form 10-Q
period 2016-09-30
HEALTHSTREAM INC
filed 2016-11-02
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016, there were 31,739,741 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,820	$82,010
Marketable securities	60,747	66,976
Accounts receivable, net of allowance for doubtful accounts of $603 and $303 at September 30, 2016 and December 31, 2015, respectively	46,166	36,348
Accounts receivable – unbilled	2,296	1,998
Prepaid royalties, net of amortization	16,466	14,036
Other prepaid expenses and other current assets	7,584	8,169

Total current assets	173,079	209,537
Property and equipment, net	10,403	12,471
Capitalized software development, net of accumulated amortization of $29,717 and $24,130 at September 30, 2016 and December 31, 2015, respectively	15,749	13,955
Goodwill	109,796	83,073
Intangible assets, net of accumulated amortization of $14,038 and $8,685 at September 30, 2016 and December 31, 2015, respectively	80,771	55,966
Non-marketable equity investments	3,289	3,640
Other assets	964	927

Total assets	$394,051	$379,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,675	$4,616
Accrued royalties	13,885	9,053
Accrued liabilities	10,623	7,003
Accrued compensation and related expenses	2,028	3,308
Deferred revenue	65,029	65,098

Total current liabilities	95,240	89,078

Deferred tax liabilities	4,909	4,763
Deferred revenue, noncurrent	6,735	4,350
Other long term liabilities	778	1,058
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,739 and 31,647 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	280,759	278,799
Retained earnings	5,657	1,591
Accumulated other comprehensive loss	(27)	(70)

Total shareholders’ equity	286,389	280,320

Total liabilities and shareholders’ equity	$394,051	$379,569

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues, net	$58,367	$53,835	$167,237	$153,136
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	24,889	23,126	70,410	65,752
Product development	7,261	6,195	21,524	16,654
Sales and marketing	10,285	8,377	27,843	26,052
Other general and administrative expenses	8,891	7,173	25,396	20,851
Depreciation and amortization	5,755	4,639	15,976	12,148

Total operating costs and expenses	57,081	49,510	161,149	141,457

Operating income	1,286	4,325	6,088	11,679

Other income (expense), net	337	28	465	(7)

Income before income tax provision	1,623	4,353	6,553	11,672
Income tax provision	461	1,739	2,487	4,862

Net income	$1,162	$2,614	$4,066	$6,810

Earnings per share:
Basic	$0.04	$0.08	$0.13	$0.23

Diluted	$0.04	$0.08	$0.13	$0.23

Weighted average shares of common stock outstanding:
Basic	31,739	31,643	31,714	29,527

Diluted	32,107	32,029	32,050	29,905

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$1,162	$2,614	$4,066	$6,810

Other comprehensive income, net of taxes:
Unrealized gain (loss) on marketable securities	(13)	31	43	(10)

Total other comprehensive income (loss)	(13)	31	43	(10)

Comprehensive income	$1,149	$2,645	$4,109	$6,800

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2016

(In thousands)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2015	31,647	$278,799	$1,591	$(70)	$280,320
Net income	—	—	4,066	—	4,066
Comprehensive income (loss)	—	—	—	43	43
Stock based compensation	—	1,516	—	—	1,516
Tax benefits from equity awards	—	661	—	—	661
Common stock issued under stock plans, net of shares withheld for employee taxes	92	(217)	—	—	(217)

Balance at September 30, 2016	31,739	$280,759	$5,657	$(27)	$286,389

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$4,066	$6,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,976	12,148
Deferred income taxes	791	123
Stock based compensation expense	1,516	2,787
Excess tax benefits from equity awards	(661)	(3,721)
Provision for doubtful accounts	340	184
(Gain) loss on non-marketable equity investments	(134)	98
Other	846	938
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(6,855)	2,649
Prepaid royalties	(2,291)	(946)
Other prepaid expenses and other current assets	(326)	(595)
Other assets	(36)	288
Accounts payable	(454)	(2,501)
Accrued royalties	4,415	(1,251)
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	(444)	3,082
Deferred revenue	(1,766)	5,426

Net cash provided by operating activities	14,983	25,519

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(53,078)	(88,075)
Proceeds from maturities of marketable securities	88,197	38,440
Purchases of marketable securities	(82,771)	(77,774)
Payments to acquire equity method investments	—	(1,000)
Payments to acquire cost method investments	—	(1,000)
Proceeds from sale of long lived assets	975	—
Payments associated with capitalized software development	(7,070)	(5,329)
Purchases of property and equipment	(3,870)	(6,012)

Net cash used in investing activities	(57,617)	(140,750)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	98,014
Proceeds from exercise of stock options	94	328
Proceeds from borrowings under revolving line of credit facility	—	28,000
Repayments under revolving line of credit facility	—	(28,000)
Payment of earn-outs related to business combinations	—	(633)
Excess tax benefits from equity awards	661	3,721
Taxes paid related to net settlement of equity awards	(311)	(753)

Net cash provided by financing activities	444	100,677

Net decrease in cash and cash equivalents	(42,190)	(14,554)
Cash and cash equivalents at beginning of period	82,010	81,995

Cash and cash equivalents at end of period	$39,820	$67,441

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

During the nine months ended September 30, 2016 and 2015, the Company recorded a provision for income taxes of approximately $2.5 million and $4.9 million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2016 and 2015 was 38.0% and 41.7%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences. During the nine months ended September 30, 2016, the Company recorded a reduction of approximately $300,000 to the liability for gross unrecognized tax benefits. During the nine months ended September 30, 2015, the Company recorded a reduction of approximately $1.8 million to the liability for gross unrecognized tax benefits, resulting from the filing of a change in tax accounting method with the IRS for tangible property and deferred revenue. Of this total reduction, approximately $115,000 had an impact on the effective tax rate for the third quarter of 2015.

4. STOCK BASED COMPENSATION

The Company has stock awards outstanding under three stock incentive plans, the Company’s 2010 Stock Incentive Plan, the Company’s 2000 Stock Incentive Plan, as amended, and the Company’s 2016 Omnibus Incentive Plan, which shareholders approved at the annual meeting of shareholders held on May 26, 2016. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options and restricted share units (“RSUs”). During the nine months ended September 30, 2016, the Company issued 111,808 RSUs, subject to time-based vesting, with a weighted average grant date fair value of $20.49 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the nine months ended September 30, 2015, the Company issued 80,355 RSUs with a weighted average grant date fair value of $25.56 per share, and the Company issued 49,310 stock awards with a weighted average grant date fair value of $30.42 per share. Both measurements were based on the closing fair market value of the Company’s stock on the date of grant.

During the three months ended September 30, 2015, the Company issued 30,000 performance-based RSUs, the vesting of which is contingent upon meeting certain performance criteria over a five year period. The measurement date for 8,750 of these performance-based RSUs was established during the three months ended September 30, 2015 with a grant-date fair value of $23.40 per share, and the measurement date for 5,000 of these awards was established during the three months ended March 31, 2016 with a grant-date fair value of $20.20 per share. Both measurements were based on the closing fair market value of the Company’s stock on the date of grant. The performance criteria for the remaining 16,250 performance-based RSUs will be established on an annual basis by the Company’s Compensation Committee; therefore, the measurement date and fair value of the awards cannot be determined until the performance criteria is established.

Total stock based compensation expense recorded for the three and nine months ended September 30, 2016 and 2015, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues (excluding depreciation and amortization)	$35	$29	$110	$790
Product development	73	55	200	514
Sales and marketing	65	61	193	486
Other general and administrative	339	295	1,013	997

Total stock based compensation expense	$512	$440	$1,516	$2,787

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

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect, was approximately 21,000 and 26,000 for the three months ended September 30, 2016 and 2015, respectively, and approximately 42,000 and 13,000 for the nine months ended September 30, 2016 and 2015, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$1,162	$2,614	$4,066	$6,810

Denominator:
Weighted-average shares outstanding	31,739	31,643	31,714	29,527
Effect of dilutive shares	368	386	336	378

Weighted-average diluted shares	32,107	32,029	32,050	29,905

Basic earnings per share	$0.04	$0.08	$0.13	$0.23

Diluted earnings per share	$0.04	$0.08	$0.13	$0.23

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. MARKETABLE SECURITIES

At September 30, 2016 and December 31, 2015, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	September 30, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$43,720	3	(36)	$43,687
Government-sponsored enterprise debt securities	17,054	6	—	17,060

Total	$60,774	$9	$(36)	$60,747

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$1,000	$—	$—	$1,000
Corporate debt securities	66,046	—	(70)	65,976

Total	$77,046	$—	$(70)	$66,976

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of September 30, 2016, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the nine months ended September 30, 2016 and 2015, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as a current asset on the balance sheet because the underlying securities mature within one year from the balance sheet date.

7. BUSINESS COMBINATIONS

Morrisey Associates, Inc.

On August 8, 2016, Echo, Inc. (“Echo”), a wholly owned subsidiary of the Company, acquired all of the outstanding stock of Morrisey Associates, Inc. (“MAI”), a Chicago, Illinois based company that provides credentialing and privileging software to healthcare professionals. The acquisition of MAI allows the Company to expand its credentialing and privileging product offerings and solutions to healthcare organizations. The consideration paid for MAI consisted of approximately $48.0 million in cash, which the Company funded with cash on hand, and was not subject to any post-closing working capital or similar adjustment. The Company incurred approximately $953,000 in transaction costs, of which $805,000 were incurred during the three months ended September 30, 2016 and $148,000 were incurred during the six months ended June 30, 2016. The transaction costs were recorded in other general and administrative expenses in the condensed consolidated statements of income for such periods. The results of operations for MAI have been included in the Company’s condensed consolidated financial statements from the date of acquisition, and are also included in the HealthStream Provider Solutions segment.

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$44,120
Cash held in escrow	3,880

Total consideration paid	$48,000

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Accounts receivable, net	3,402
Prepaid royalties and other prepaid assets	187
Property and equipment	75
Deferred tax assets	1,548
Goodwill	20,502
Intangible assets	27,400
Accounts payable and accrued liabilities	(913)
Deferred revenue	(4,201)

Net assets acquired	$48,000

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATIONS (continued)

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets will be recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets and deferred revenue are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available at the time of the acquisition. The preliminary fair values of assets acquired and liabilities assumed are subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering MAI’s products, and expected synergies from integrating MAI with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was preliminarily adjusted down from a book value at the acquisition date of $9.1 million to an estimated fair value of $4.2 million. The preliminary $4.9 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the preliminary components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Preliminary fair value	Useful life
Customer relationships	$21,400	13 years
Developed technology	5,400	5 years
Trade names	600	6 years

Total preliminary intangible assets subject to amortization	$27,400

The amounts of revenue and operating income (loss) of MAI included in the Company’s condensed consolidated statement of income from the date of acquisition of August 8, 2016 to the period ending September 30, 2016 are as follows (in thousands):

Total revenues	$841

Operating loss	$(1,023)

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and MAI, which was significant for purposes of the unaudited pro forma financial information disclosure, as though the companies were combined as of January 1, 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$60,711	$56,622	$176,401	$159,009

Net income	$2,275	$2,573	$5,764	$5,445

Basic earnings per share	$0.07	$0.08	$0.18	$0.18

Diluted earnings per share	$0.07	$0.08	$0.18	$0.18

These unaudited pro forma combined results of operations include certain adjustments arising from the acquisition such as adjustment for amortization of intangible assets, depreciation of property and equipment, and fair value adjustments of acquired deferred revenue balances. The unaudited pro forma combined results of operations is for informational purposes only and is not indicative of what the Company’s results of operations would have been had the transaction occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.

The unaudited pro forma financial information for the three and nine months ended September 30, 2016 and 2015 combines the historical results of the Company and MAI for the three and nine months ended September 30, 2016 and 2015 and the pro forma adjustments listed above.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATIONS (continued)

HealthLine Systems

On March 16, 2015, the Company acquired all of the membership interests of HealthLine Systems, LLC (“HLS”), a San Diego, California based company that specializes in credentialing, privileging, call center, and quality management solutions for the healthcare industry. The acquisition of HLS enabled the Company to provide a comprehensive solution set for healthcare provider credentialing, privileging, enrollment, referral, onboarding, and analytics in support of HealthStream’s approach to talent management for healthcare organizations. The consideration paid for HLS consisted of approximately $90.3 million in cash (taking into account an estimated closing working capital adjustment and amounts due to the seller as of September 30, 2016). The Company incurred approximately $1.3 million in transaction costs associated with the acquisition, of which $965,000 were incurred during the three months ended March 31, 2015 and $329,000 were incurred during the year ended December 31, 2014. The transaction costs were recorded in other general and administrative expenses in the condensed consolidated statements of income for such periods. The results of operations for HLS have been included in the Company’s condensed consolidated financial statements from the date of acquisition, and are also included in the HealthStream Provider Solutions segment.

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$87,450
Consideration due to the seller	2,180
Cash held in escrow	679

Total consideration paid	$90,309

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$54
Accounts receivable, net	3,052
Prepaid assets	546
Property and equipment	200
Deferred tax assets	2,523
Goodwill	43,798
Intangible assets	47,200
Accounts payable and accrued liabilities	(1,085)
Deferred revenue	(5,979)

Net assets acquired	$90,309

The excess of purchase price over the fair values of net tangible and intangible assets has been recorded as goodwill. The fair values of tangible and identifiable intangible assets, deferred tax assets, deferred revenue, and other liabilities are based on management’s estimates and assumptions. Included in the assets and liabilities assumed is an estimated indemnification asset of $300,000 and a contingent liability of $700,000, both of which are associated with tax liabilities. The contingent liability is measured based on management’s estimate of a range of probable outcomes. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering HLS’s products, and expected synergies from integrating HLS with other products or other combined functional areas within the Company. During the three months ended March 31, 2016, the Company received notice of an indemnification claim from the former owners of HLS pursuant to the terms of the membership interest purchase agreement. The terms of such agreement require the Company to indemnify such owners for incremental taxes incurred as the result of the structure of the acquisition, which had favorable tax aspects to the Company. The Company recorded a measurement period adjustment in relation to the claim that increased goodwill by approximately $2.2 million during the three months ended March 31, 2016. The additional goodwill is deductible for U.S. income tax purposes. The goodwill balance excluding such measurement period adjustment is also deductible for U.S. income tax purposes. During the three months ended September 30, 2016, the Company agreed to settle this indemnification claim for approximately $2.4 million in respect of such tax indemnification provision in the membership interest purchase agreement, a difference of approximately $200,000 from the aforementioned $2.2 million measurement period adjustment. The Company surpassed the one year measurement period as of the period ended March 31, 2016; accordingly, in accordance with requisite accounting guidance, the $200,000 difference has been reflected as a charge against net income for the period ended September 30, 2016. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $15.0 million to an estimated fair value of $6.0 million. The $9.0 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

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

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and HLS, which was significant for purposes of the unaudited pro forma financial information disclosure, as though the companies were combined as of January 1, 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$58,644	$55,741	$168,908	$161,954

Net income	$1,361	$3,760	$5,090	$10,599

Basic earnings per share	$0.04	$0.12	$0.16	$0.36

Diluted earnings per share	$0.04	$0.12	$0.16	$0.35

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

The unaudited pro forma financial information for the three and nine months ended September 30, 2016 and 2015 combines the historical results of the Company and HLS for the three and nine months ended September 30, 2016 and 2015 and the pro forma adjustments listed above.

Other Business Combinations

On June 30, 2016, the Company acquired all of the stock of Performance Management Services, Inc. (“PMSI”), a Company based in Tustin, California focused on competency-based performance development for nurses, for $4.0 million in cash and up to an additional $500,000 of contingent consideration. The acquisition, including associated transaction costs, is not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on preliminary estimates of fair value. The Company expects to finalize its estimates of fair value as soon as practicable, but not later than one year from the date of acquisition. The results of operations for PMSI are included in the Company’s condensed consolidated financial statements from the date of acquisition and are included in the HealthStream Workforce Solutions segment.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATIONS (continued)

On July 25, 2016, the Company purchased all of the outstanding stock of Nursing Registry Consultants Corporation (“Nurse Competency”) not previously held by the Company for approximately $1.0 million in cash and up to an additional $75,000 in contingent consideration. Nurse Competency provides SaaS-based clinical assessment and testing products to the healthcare industry. The Company previously held a 32% minority equity interest in Nurse Competency and had accounted for such interest as an equity method investment. The fair value of the minority equity interest as of the July 25, 2016 acquisition date was approximately $484,000 and was determined in accordance with the fair value of the controlling interest acquired with consideration given to acquisition premiums, where applicable. The Company recorded a gain of approximately $225,000 to account for the difference between the noted acquisition date fair value of the minority equity interest and the carrying value as of such date. The gain is included in other income (expense), net in the condensed consolidated statements of income for the three and nine months ended September 30, 2016. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on preliminary estimates of fair value. The Company expects to finalize its estimates of fair value as soon as practicable, but not later than one year from the date of acquisition. The results of operations for Nurse Competency are included in the Company’s condensed consolidated financial statements from the date of acquisition and are included in the HealthStream Workforce Solutions segment.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows (in thousands):

	Workforce	Patient Experience	Provider	Total
Balance at January 1, 2016	$12,336	$24,154	$46,583	$83,073
Other business combinations	4,041	—	—	4,041
Acquisition of HealthLine Systems, LLC	—	—	2,180	2,180
Acquisition of Morrisey Associates, Inc.	—	—	20,502	20,502

Balance at September 30, 2016	$16,377	$24,154	$69,265	$109,796

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the three and nine months ended September 30, 2016 and 2015 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues, net:
Workforce	$43,015	$41,092	$124,489	$118,488
Patient Experience	8,931	8,792	25,862	25,545
Provider	6,421	3,951	16,886	9,103

Total revenues, net	$58,367	$53,835	$167,237	$153,136

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from operations:
Workforce	$9,386	$10,386	$29,034	$29,789
Patient Experience	471	807	(319)	1,737
Provider	(959)	(852)	(681)	(1,638)
Unallocated	(7,612)	(6,016)	(21,946)	(18,209)

Total income from operations	$1,286	$4,325	$6,088	$11,679

	September 30, 2016	December 31, 2015
Segment assets *
Workforce	$93,350	$82,375
Patient Experience	35,724	34,902
Provider	152,162	100,948
Unallocated	112,815	161,344

Total assets	$394,051	$379,569

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

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

As of September 30, 2016, the Company was in material compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of September 30, 2016. During the three months ended June 30, 2015, the Company repaid approximately $28.0 million of balances previously outstanding under the Revolving Credit Facility from proceeds received in the Company’s public offering of 3,869,750 shares which closed on May 28, 2015.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption “Item 1A. Risk Factors” and other disclosures in our 2015 Form 10-K, and the information regarding forward-looking statements and other disclosures in our earnings releases, and other filings with the SEC from time to time, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from our current expectations.

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

Key financial indicators for the third quarter of 2016 include:

•	Revenues of $58.4 million in the third quarter of 2016, up 8% from $53.8 million in the third quarter of 2015.

•	Operating income of $1.2 million in the third quarter of 2016, down 70% from $4.3 million in the third quarter of 2015.

•	Net income of $1.3 million in the third quarter of 2016, down 56% from $2.6 million in the third quarter of 2015, and earnings per share (EPS) of $0.04 per share (diluted) in the third quarter of 2016, compared to $0.08 per share (diluted) in the third quarter of 2015.

•	Adjusted EBITDA[1] of $7.8 million in the third quarter of 2016, down 17% from $9.3 million in the third quarter of 2015.

(1)	Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income, and disclosure regarding why we believe Adjusted EBITDA provides useful information to investors is included later in this report.

Business Combinations

We acquired Morrisey Associates, Inc. (“MAI”), a Chicago, Illinois based company which provides credentialing and privileging software to healthcare professionals, in August 2016. The results of operations for MAI have been included in our condensed consolidated financial statements from the date of acquisition, and are also included in the HealthStream Provider Solutions segment. The purchase price for MAI was approximately $48 million, payable in cash at closing.

We acquired all of the remaining outstanding stock of Nursing Registry Consultants Corporation (“Nurse Competency”), a provider of SaaS-Based clinical assessment and testing products to the healthcare industry, in which we previously held a 32% minority equity interest. The results of operations for Nurse Competency are included in our condensed consolidated financial statements from the date of acquisition and are included in the HealthStream Workforce Solutions segment. The purchase price payable by us in connection with this acquisition was approximately $1.0 million in cash and up to an additional $75,000 in contingent consideration.

For additional information regarding these business combinations, please see Note 7 in the Notes to Condensed Consolidated Financial Statements.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues, net. Revenues increased approximately $4.5 million, or 8%, to $58.4 million for the three months ended September 30, 2016 from $53.8 million for the three months ended September 30, 2015. A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended September 30,
	2016	2015	Percentage Change
Revenues by Business Segment:
Workforce	$43,015	$41,092	5%
Patient Experience	8,931	8,792	2%
Provider	6,421	3,951	63%

Total revenues, net	$58,367	$53,835	8%

% of Revenues
Workforce	74%	76%
Patient Experience	15%	17%
Provider	11%	7%

Revenues for HealthStream Workforce Solutions increased approximately $1.9 million, or 5%, over the third quarter of 2015. Revenues from our subscription-based workforce products increased approximately $1.8 million, or 5%, but were negatively impacted by a decline in ICD-10 readiness revenues. Revenues from ICD-10 readiness products declined by $5.0 million to $1.3 million in the third quarter of 2016 compared to $6.3 million in the prior year third quarter. The requirement mandated by CMS for healthcare organizations to transition to the ICD-10 coding system was effective in October 2015, and generated significant demand for our ICD-10 readiness training courseware from 2012 through 2015. However, as a result of the effectiveness of such mandate in October 2015, sales of that product have ceased and there will not be renewals of the specific ICD-10 readiness product. Accordingly, revenues and operating income contributions from this product will continue to significantly decline during 2016. In addition, revenues for the third quarter of 2016 were positively impacted by growth in our courseware subscriptions and our enterprise applications. Our Workforce Solutions annualized revenue per implemented subscriber metric was $37.80 per subscriber for the third quarter of 2016 compared to $35.82 per subscriber for the third quarter of 2015. Our implemented subscriber base decreased by 1% over the prior year third quarter to 4.39 million implemented subscribers at September 30, 2016 compared to 4.45 million implemented subscribers at September 30, 2015. The decrease is primarily due to expiration of subscriptions of ICD-10 readiness products. Additionally, total subscribers decreased by 1% over the prior year third quarter, with 4.47 million total subscribers at September 30, 2016 compared to 4.53 million total subscribers at September 30, 2015.

Revenues for HealthStream Patient Experience Solutions increased approximately $139,000, or 2%, over the third quarter of 2015. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, decreased by $361,000, or 5%, over the prior year third quarter. This decline is partially due to changes in product mix, such as the adoption of our e-survey products, which have both lower revenue and cost per survey than our traditional phone survey products. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively increased by $500,000, or 27%, compared to the prior year third quarter due to more engagements.

Revenues for HealthStream Provider Solutions increased approximately $2.5 million, or 63%, over the third quarter of 2015. Revenues from both the HealthLine Systems, LLC (“HLS”) and MAI acquisitions, which were consummated in March 2015 and August 2016, respectively, accounted for the majority of the increase in revenues during the third quarter of 2016.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $1.8 million, or 8%, to $24.9 million for the three months ended September 30, 2016 from $23.1 million for the three months ended September 30, 2015. Cost of revenues as a percentage of revenues was approximately 43% of revenues for both the three months ended September 30, 2016 and 2015. Cost of revenues for HealthStream Workforce Solutions increased approximately $868,000 to $17.4 million and approximated 41% and 40% of revenues for HealthStream Workforce Solutions for the three months ended September 30, 2016 and 2015, respectively. The increase in both amount and as a percentage of revenues is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, increased personnel costs, and other support costs. Cost of revenues for HealthStream Patient Experience Solutions decreased approximately $151,000 to $5.3 million and approximated 60% and 62% of revenues for HealthStream Patient Experience Solutions for the three months ended September 30, 2016 and 2015, respectively. The decrease in amount and as a percentage of revenues is primarily the result of lower personnel costs associated with a decline in phone based survey volumes. Cost of revenues for HealthStream Provider Solutions increased approximately $1.0 million to $2.1 million and approximated 33% and 28% of HealthStream Provider Solutions revenues for the three months ended September 30, 2016 and 2015, respectively. The increase in amount is primarily the result of increased personnel costs, including additional personnel from MAI.

Product Development. Product development expenses increased approximately $1.1 million, or 17%, to $7.3 million for the three months ended September 30, 2016 from $6.2 million for the three months ended September 30, 2015. Product development expenses as a percentage of revenues were approximately 12% of revenues for both the three months ended September 30, 2016 and 2015, respectively.

Product development expenses for HealthStream Workforce Solutions increased approximately $402,000 and approximated 12% of revenues for HealthStream Workforce Solutions for both the three months ended September 30, 2016 and 2015, respectively. The increase in amount is due to additional personnel and related expenses associated with new product development initiatives for our subscription-based products. Product development expenses for HealthStream Patient Experience Solutions increased approximately $399,000 and approximated 12% and 8% of revenues for HealthStream Patient Experience Solutions for the three months ended September 30, 2016 and 2015, respectively. The increase in both amount and as a percentage of revenues is due to additional personnel and related expenses associated with new product development initiatives. Product development expenses for HealthStream Provider Solutions increased approximately $266,000 and approximated 15% and 17% of revenues for HealthStream Provider Solutions for the three months ended September 30, 2016 and 2015, respectively. The increase in amount is primarily the result of increased personnel costs, including additional personnel from MAI.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $1.9 million, or 23%, to $10.3 million for the three months ended September 30, 2016 from $8.4 million for the three months ended September 30, 2015. Sales and marketing expenses were approximately 18% and 16% of revenues for the three months ended September 30, 2016 and 2015, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $1.1 million and approximated 17% and 15% of revenues for HealthStream Workforce Solutions for the three months ended September 30, 2016 and 2015, respectively. The increase in both amount and as a percentage of revenues is primarily due to additional personnel and related expenses, sales commissions, and increased marketing spending. Sales and marketing expenses for HealthStream Patient Experience Solutions increased approximately $75,000, and approximated 12% and 11% of revenues for HealthStream Patient Experience Solutions for the three months ended September 30, 2016 and 2015, respectively. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $634,000, and approximated 25% of revenues for HealthStream Provider Solutions for both the three months ended September 30, 2016 and 2015, respectively. The increase in amount is primarily associated with increased personnel costs, sales commissions, and marketing spending.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.7 million, or 24%, to $8.9 million for the three months ended September 30, 2016 from $7.2 million for the three months ended September 30, 2015. Other general and administrative expenses as a percentage of revenues were approximately 15% and 13% of revenues for the three months ended September 30, 2016 and 2015, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $298,000 compared to the prior year third quarter primarily as a result of increased technology infrastructure investments. Other general and administrative expenses for HealthStream Patient Experience Solutions increased approximately $125,000 over the prior year third quarter due to additional personnel and facility costs. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $153,000 over the prior year third quarter primarily due to increased facility costs. The unallocated corporate portion of other general and administrative expenses increased approximately $1.1 million over the prior year third quarter, primarily related to due diligence costs and additional personnel expenses. During the third quarter of 2016, we incurred approximately $850,000 of expenses associated with the ongoing evaluation of business development opportunities, including the acquisitions of MAI and Nurse Competency.

Depreciation and Amortization. Depreciation and amortization increased approximately $1.1 million, or 24%, to $5.7 million for the three months ended September 30, 2016 from $4.6 million for the three months ended September 30, 2015. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets from recent acquisitions (including amortization of software acquired for resale), and depreciation expense associated with capital expenditures.

Other Income (Expense), Net. Other income (expense), net was approximately income of $337,000 for the three months ended September 30, 2016 compared to income of $28,000 for the three months ended September 30, 2015. The increase is primarily associated with a gain recorded in relation to the acquisition of all of the remaining outstanding stock of Nurse Competency. See Note 7 in the Notes to Condensed Consolidated Financial Statements for further discussion.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $461,000 for the three months ended September 30, 2016 compared to $1.7 million for the three months ended September 30, 2015. The Company’s effective tax rate was approximately 28% for the three months ended September 30, 2016 compared to approximately 40% for the three months ended September 30, 2015. The effective tax rate for the third quarter of 2016 was positively influenced by certain tax benefits realized upon filing tax returns during the period as well as estimated increases in research and development tax credits for 2016.

Net Income. Net income decreased approximately $1.4 million, or 53%, to $1.2 million for the three months ended September 30, 2016 from $2.6 million for the three months ended September 30, 2015. Earnings per diluted share were $0.04 and $0.08 per share for the three months ended September 30, 2016 and 2015, respectively. The decline resulted from the factors mentioned above.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) decreased approximately 17% to approximately $7.8 million for the three months ended September 30, 2016 compared to $9.3 million for the three months ended September 30, 2015. This decline resulted from the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues, net. Revenues increased approximately $14.1 million, or 9%, to $167.2 million for the nine months ended September 30, 2016 from $153.1 million for the nine months ended September 30, 2015. A comparison of revenues by business segment is as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015	Percentage Change
Revenues by Business Segment:
Workforce	$124,489	$118,488	5%
Patient Experience	25,862	25,545	1%
Provider	16,886	9,103	85%

Total revenues, net	$167,237	$153,136	9%

% of Revenues
Workforce	74%	77%
Patient Experience	16%	17%
Provider	10%	6%

Revenues for HealthStream Workforce Solutions, which are primarily subscription-based, increased approximately $6.0 million, or 5%, over the first nine months of 2015. Revenues in 2016 were positively influenced by growth in courseware subscriptions and our enterprise applications, but were partially offset by an expected decline in ICD-10 readiness revenues. Revenues from ICD-10 readiness products declined by $12.8 million to $7.4 million in the first nine months of 2016 compared to $20.2 million in the first nine months of 2015.

Revenues for HealthStream Patient Experience Solutions increased approximately $317,000, or 1%, over the first nine months of 2015. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, were comparable between periods. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively increased by $319,000, or 6%, compared to the first nine months of 2015 due to more engagements.

Revenues for HealthStream Provider Solutions increased approximately $7.8 million, or 85%, over the first nine months of 2015. The increase resulted primarily from the HLS acquisition, which was consummated on March 16, 2015.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $4.7 million, or 7%, to $70.4 million for the nine months ended September 30, 2016 from $65.7 million for the nine months ended September 30, 2015. Cost of revenues as a percentage of revenues was approximately 42% of revenues for the nine months ended September 30, 2016 compared to approximately 43% of revenues for the nine months ended September 30, 2015. Cost of revenues for HealthStream Workforce Solutions increased approximately $2.6 million to $49.2 million and approximated 39% of revenues for HealthStream Workforce Solutions for both the nine months ended September 30, 2016 and 2015, respectively. The increase in amount is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, increased personnel costs, and other support costs. The increase was partially offset by a decrease in stock based compensation. Cost of revenues for HealthStream Patient Experience Solutions decreased approximately $91,000 to $16.6 million and approximated 64% and 65% of revenues for HealthStream Patient Experience Solutions for the nine months ended September 30, 2016 and 2015, respectively. Cost of revenues for HealthStream Provider Solutions increased approximately $2.1 million to $4.6 million and approximated 27% of HealthStream Provider Solutions revenues for both the nine months ended September 30, 2016 and 2015, respectively. The increase in amount is primarily the result of increased personnel and related costs, including additional personnel from MAI.

Product Development. Product development expenses increased approximately $4.9 million, or 29%, to $21.5 million for the nine months ended September 30, 2016 from $16.6 million for the nine months ended September 30, 2015. Product development expenses as a percentage of revenues were approximately 13% and 11% of revenues for the nine months ended September 30, 2016 and 2015, respectively.

Product development expenses for HealthStream Workforce Solutions increased approximately $1.4 million and approximated 12% of revenues for HealthStream Workforce Solutions for both the nine months ended September 30, 2016 and 2015, respectively. The increase in amount is due to additional personnel expenses associated with new product development initiatives for our subscription-based products. This increase was partially offset by lower stock based compensation. Product development expenses for HealthStream Patient Experience Solutions increased approximately $2.3 million and approximated 14% and 5% of revenues for HealthStream Patient Experience Solutions for the nine months ended September 30, 2016 and 2015, respectively. The increase in both amount and as a percentage of revenue is due to additional personnel expenses associated with new product development initiatives. Product development expenses for HealthStream Provider Solutions increased approximately $1.2 million and approximated 16% of revenues for HealthStream Provider Solutions for both the nine months ended September 30, 2016 and 2015, respectively. The increase in amount is primarily the result of increased personnel costs, including additional personnel from MAI.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $1.8 million, or 7%, to $27.8 million for the nine months ended September 30, 2016 from $26.0 million for the nine months ended September 30, 2015. Sales and marketing expenses were approximately 17% of revenues for both the nine months ended September 30, 2016 and 2015.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $484,000 and approximated 16% and 17% of revenues for HealthStream Workforce Solutions for the nine months ended September 30, 2016 and 2015, respectively. The increase in amount is mainly due to additional personnel, sales commissions, and increased marketing spending. These expense increases were partially offset by a reduction of expenses associated with our annual customer Summit, which was held during the second quarter of 2015, but will be held during the fourth quarter of 2016. Sales and marketing expenses for HealthStream Patient Experience Solutions decreased approximately $299,000, and approximated 12% and 13% of revenues for HealthStream Patient Experience Solutions for the nine months ended September 30, 2016 and 2015, respectively. The decrease in amount and as a percentage of revenues is primarily due to reduced personnel costs. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $1.2 million, and approximated 21% and 26% of revenues for HealthStream Provider Solutions for the nine months ended September 30, 2016 and 2015, respectively. The increase in amount is primarily the result of increased personnel costs, sales commissions, and marketing spending.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $4.5 million, or 22%, to $25.4 million for the nine months ended September 30, 2016 from $20.9 million for the nine months ended September 30, 2015. Other general and administrative expenses as a percentage of revenues were approximately 15% and 14% of revenues for the nine months ended September 30, 2016 and 2015, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $1.1 million over the first nine months of 2015 primarily associated with increased technology infrastructure investments. Other general and administrative expenses for HealthStream Patient Experience Solutions increased approximately $388,000 over the first nine months of 2015 due to additional personnel and facility costs. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $973,000 over the first nine months of 2015 primarily associated with increased personnel expenses and facility costs. The unallocated corporate portion of other general and administrative expenses increased approximately $2.1 million over the first nine months of 2015, primarily associated with additional personnel and related costs, due diligence costs of $300,000, and costs associated with the implementation of a new financial systems platform of $600,000, which was substantially completed during the second quarter of 2016.

Depreciation and Amortization. Depreciation and amortization increased approximately $3.8 million, or 32%, to $16.0 million for the nine months ended September 30, 2016 from $12.2 million for the nine months ended September 30, 2015. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets from recent acquisitions (including amortization of software acquired for resale), and depreciation expense associated with capital expenditures.

Other Income (Expense), Net. Other income (expense), net was income of approximately $465,000 for the nine months ended September 30, 2016 compared to an expense of $7,000 for the nine months ended September 30, 2015. The increase is primarily associated with a gain recorded in relation to the acquisition of all of the remaining outstanding stock of Nurse Competency (See Note 7 in the Notes to Condensed Consolidated Financial Statements for further discussion), an increase in interest income from investments in marketable securities and lower interest expense.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $2.5 million for the nine months ended September 30, 2016 compared to $4.9 million for the nine months ended September 30, 2015. The Company’s effective tax rate was approximately 38% for the nine months ended September 30, 2016 compared to approximately 42% for the nine months ended September 30, 2015.

Net Income. Net income decreased approximately $2.7 million, or 12%, to $4.1 million for the nine months ended September 30, 2016 compared to $6.8 million for the nine months ended September 30, 2015. Earnings per diluted share were $0.13 per share for the nine months ended September 30, 2016 compared to $0.23 per diluted share for the nine months ended September 30, 2015.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) decreased approximately 11% to approximately $23.7 million for the nine months ended September 30, 2016 compared to $26.5 million for the nine months ended September 30, 2015. The decrease resulted from the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

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

In recent years, including the March 2015 acquisition of HLS and the August 2016 acquisition of MAI, the Company has acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, following the completion of any such acquisition, the Company may record a write-down of deferred revenue to fair value as defined in GAAP. If the Company is required to record a write-down of deferred revenue, it may result in lower recognized revenue, operating income and net income in subsequent periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP net income	$1,162	$2,614	$4,066	$6,810
Interest income	(153)	(150)	(418)	(259)
Interest expense	26	26	76	162
Income tax provision	461	1,739	2,487	4,862
Stock based compensation expense	512	440	1,516	2,787
Depreciation and amortization	5,755	4,639	15,976	12,148

Adjusted EBITDA	$7,763	$9,308	$23,703	$26,510

GAAP operating income	$1,286	$4,325	$6,088	$11,679
Adjustment for deferred revenue write-down	1,183	2,099	2,577	5,341

Non-GAAP operating income	$2,469	$6,424	$8,665	$17,020

GAAP net income	$1,162	$2,614	$4,066	$6,810
Adjustment for deferred revenue write-down, net of tax	847	1,261	1,598	3,114

Non-GAAP net income	$2,009	$3,875	$5,664	$9,924

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $15.0 million and $25.5 million during the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash flows from operating activities was significantly impacted by increases in accounts receivable, resulting from slower collections, as well as reduced deferred revenue balances compared to the prior year period. The number of days sales outstanding (“DSO”) was 68 days for the third quarter of 2016 compared to 57 days for the third quarter of 2015. The increase in DSO resulted primarily from slower collections in the Provider Solutions segment. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $57.6 million and $140.7 million for the nine months ended September 30, 2016 and 2015, respectively. During 2016, the Company utilized $53.1 million (net of cash acquired) for acquisitions, purchased $82.8 million of marketable securities, purchased $3.9 million of property and equipment and spent $7.1 million for capitalized software development. These uses of cash were partially offset by maturities of marketable securities of $88.2 million and proceeds from the sale of long lived assets of $975,000. During 2015, the Company utilized $88.1 million (net of cash acquired) for acquisitions, purchased $77.8 million of marketable securities, purchased $6.0 million of property and equipment, spent $5.3 million for capitalized software development, and made $2.0 million in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $38.4 million.

Cash provided by financing activities was approximately $444,000 and $100.7 million for the nine months ended September 30, 2016 and 2015, respectively. During 2016 the primary source of cash from financing activities resulted from $661,000 of excess tax benefits from equity awards and $94,000 of proceeds from the exercise of employee stock options. The primary uses of cash during 2016 related to $311,000 for payments of payroll taxes from stock based compensation arrangements. The primary sources of cash from financing activities for 2015 resulted from $98.0 million in proceeds from the issuance of 3.9 million shares of our common stock in our underwritten public offering that was completed on May 28, 2015, $3.7 million of excess tax benefits from equity awards, and $328,000 of proceeds from the exercise of employee stock options. The primary uses of cash during 2015 related to payments of payroll taxes from stock based compensation arrangements of $753,000, and earn-outs for prior business combinations of $633,000.

Our balance sheet reflects positive working capital of $77.8 million at September 30, 2016 compared to $120.4 million at December 31, 2015. The decrease in working capital was primarily due to the use of cash to fund acquisitions of approximately $53.1 million and slower collections from customers resulting in higher accounts receivable balances. The Company’s primary source of liquidity is $100.6 million of cash and cash equivalents and marketable securities. The Company also has a $50.0 million revolving credit facility, all of which was available for additional borrowing at September 30, 2016.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated cash needs for working capital, new product development and capital expenditures for at least the next 12 months. Over the past ten years, we have utilized our federal and state net operating loss carryforwards to offset taxable income, thereby reducing our tax liabilities. The federal net operating loss carryforwards have been fully utilized as of December 31, 2015; therefore, actual income tax payments are expected to increase significantly in the future and will more closely approximate the provision for income taxes.

The Company’s growth strategy includes acquiring businesses that provide complementary products and services. It is anticipated that future acquisitions, if any, would be effected through cash consideration, stock consideration or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant values at the time of borrowing. As of September 30, 2016, we were in material compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. There were no balances outstanding on the Revolving Credit Facility as of or during the nine months ended September 30, 2016. We are subject to interest rate market risk associated with any borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $100.6 million at September 30, 2016. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $68,000.

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

The Company began using a new enterprise accounting system in the second quarter of 2016. The implementation of the new accounting system required the Company to modify various internal controls and processes. There have been no other changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 16, 2016, the Company announced a share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to $25,000,000 of its common stock. The share repurchase program will terminate on the earlier of December 31, 2016 or when the maximum dollar amount has been expended. The table below sets forth activity under the stock repurchase plan for the three months ended September 30, 2016.

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (July 1 – July 31)	—	—	—	25,000,000
Month #2 (August 1 – August 31)	—	—	—	25,000,000
Month #3 (September 1 – September 30)	—	—	—	25,000,000

Total	—	$—	—	$25,000,000

Item 6. Exhibits

(a)	Exhibits

2.1 – Stock Purchase Agreement, by and between Echo, Inc. and Morrisey Holdings, Inc., dated August 8, 2016 (incorporated by reference from Exhibit 2.1 filed with HealthStream, Inc.’s Current Report on Form 8-K filed with the SEC on August 8, 2016)

31.1 – Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

HEALTHSTREAM, INC.

November 2, 2016	By:	/S/ GERARD M. HAYDEN, JR.
Gerard M. Hayden, Jr.
Chief Financial Officer

HEALTHSTREAM, INC.

EXHIBIT INDEX

2.1	Stock Purchase Agreement, by and between Echo, Inc. and Morrisey Holdings, Inc., dated August 8, 2016 (incorporated by reference from Exhibit 2.1 filed with HealthStream, Inc.’s Current Report on Form 8-K filed with the SEC on August 8, 2016)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase