Form 10-K
period 2016-12-31
HEALTHSTREAM INC
filed 2017-02-27
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the NASDAQ Global Select Market on June 30, 2016 was approximately $674.6 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 24, 2017, there were 31,777,141 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

HEALTHSTREAM, INC.

ANNUAL REPORT ON FORM 10-K

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “continue” and similar language or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements included herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Risk Factors” in Item 1A of this Annual Report on Form 10-K and elsewhere in this document. In addition, factors that we are not currently aware of could harm our future operating results. You should carefully review the risks described in other documents HealthStream files from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. HealthStream undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

With 27 years of experience, HealthStream is recognized as a leading innovator and thought leader in the healthcare industry for its healthcare workforce solutions. Using technology to enhance learning and productivity, HealthStream pioneered the delivery of online learning for hospitals’ required regulatory training as Internet-based training was first introduced. Stemming from that early success, demand for expanded learning solutions led the Company to build what is now a full eco-system of diverse HR and clinical-focused applications, courseware, assessments, and talent management programs. At year-end 2016—with over 4.5 million healthcare professionals subscribing to HealthStream’s platform through their respective organizations, HealthStream is a leading provider in workforce development in the healthcare industry.

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

Headquartered in Nashville, Tennessee, the Company was incorporated in 1990 and began providing its SaaS-based workforce solutions in 1999, its survey and research solutions in 2005, and its provider solutions in 2012. Including additional offices in Laurel, Maryland; Nashville, Tennessee; Jericho, New York; Brentwood, Tennessee; San Diego, California; Chicago, Illinois; Boulder, Colorado; and Pensacola, Florida, HealthStream had 1,010 full-time and 110 part-time employees as of December 31, 2016. Our business has evolved from an initial focus on technology-based training to a company providing workforce development, patient experience, and provider solutions to the nation’s healthcare providers.

INDUSTRY BACKGROUND

According to the Centers for Medicare and Medicaid Services (CMS), spending in the healthcare industry reached approximately $3.2 trillion in 2015, or 17.8% of the U.S. gross domestic product. Hospital care expenditures accounted for approximately 32.3% of the $3.2 trillion industry. According to the Bureau of Labor Statistics, approximately 18.7 million professionals are employed in the healthcare segment of the domestic economy, with approximately 5.3 million employed in acute-care hospitals and approximately 3.3 million employed in post-acute-care organizations, our primary target markets for our products. As of December 31, 2016, approximately 4.55 million healthcare professionals were subscribers to our SaaS-based solutions, which include 4.47 million subscribers already implemented and 86,000 subscribers in the process of implementation.

All of the approximately 5.3 million hospital-based healthcare professionals that work in the nation’s approximately 5,000 acute-care hospitals are required by federal and state mandates and accrediting bodies to complete training in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA) and The Joint Commission (an independent, not-for-profit organization that accredits and certifies healthcare organizations and programs in the United States), as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act (HIPAA).

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

A large portion of the nation’s hospitals utilize research and survey tools to gain insight about patients’ experiences, to assess workforce competency and engagement, to determine the status of physician relations, and to measure the perceptions about the hospitals in the communities they serve. Industry-wide interest is increasing in research due in part, to the CAHPS® (Consumer Assessment of Healthcare Providers and Systems) Hospital Survey launched by CMS in partnership with the Agency for Healthcare Research and Quality (AHRQ). Hospitals must submit data to CMS for required quality measures—which for inpatients includes the CAHPS® Hospital Survey—in order to receive the full market basket increase to their reimbursement payment rates from CMS for the following federal fiscal year. We are designated as a certified vendor for and offer CAHPS® Hospital Survey services.

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

Provider data management has become more complex and arduous for healthcare organizations. Spurred by The Joint Commission Medical Staff standards and other regulatory requirements, credentialing and privileging has been transformed from a periodic review to continuous, evidence-driven analysis of professional competency and provider performance. This transformation requires ongoing, automatic monitoring of licenses, sanctions, and exclusions, as well as expanding the scope of review at initial credentialing and re-credentialing. In addition, provider enrollment processes have compounded in difficulty. For example, a single provider may need to enroll annually with some 30-40 payers, with each payer application often taking two to four hours to complete.

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

At December 31, 2016, HealthStream had approximately 4.55 million “total subscribers” to its subscription-based solutions. Each individual end-user who utilizes at least one HealthStream subscription-based solution is counted as one subscriber, regardless of the number of subscriptions contracted by or for that end-user. Our subscription-based solutions include any one or a combination of our many platform applications, plus courseware, or content. For example, we deliver courseware to our customers primarily through our learning application, the HealthStream Learning Center™ (HLC), while we deliver competency management and performance appraisal tools through our applications known as the HealthStream Competency Center (HCC) and HealthStream Performance Center (HPC), respectively, which are all on our SaaS-based platform, along with a series of other applications.

Pricing for the HLC, HCC, and HPC are subscription based, with fees based on the number of subscribers, courseware provided, and other factors. We offer training, implementation, and account management services to facilitate adoption of our subscription-based solutions. Fees for training are based on the time and efforts of the personnel involved. Implementation fees vary based on the size, scope, and complexity of the project. Our SaaS-based platform and subscription-based solutions are hosted in a central data center that allows authorized subscribers Internet access to our services, thereby eliminating the need for onsite local implementations of installed workforce development products. During 2016, 2015, and 2014, our subscription-based workforce solutions accounted for approximately 71%, 74%, and 76% of consolidated revenues, respectively.

Other Applications on our Platform—HealthStream offers an array of other applications on our platform, each serving a unique function for hospitals and health systems. Each application on our platform has its own value proposition and revenue stream. Examples of individual applications that are offered on our platform include applications for recruiting and applicant tracking; learning; performance appraisal; compensation management; succession planning; competency management; credentialing and privileging; provider enrollment; disclosure management; clinical development; simulation-based education; and industry-sponsored training.

HealthStream Patient Experience Solutions—Our patient experience solutions complement our workforce solutions’ product and service offerings by providing customers with Patient Insights™, Employee Insights™, Physician Insights™, and Community Insights™ surveys, data analyses of survey results, and other research-based measurement tools. Our services are designed to provide thorough analyses with insightful recommendations for change; benchmarking capability using our comprehensive databases; and consulting services to identify solutions for our customers based on their survey results. Clients are able to access and analyze their survey results data through Insights Online™, our secure web-based reporting platform.

As a CMS-approved vendor, HealthStream offers its customers full services to meet their Consumer Assessment of Healthcare Providers and Systems (CAHPS®), program requirements. Along with the Hospital CAHPS® Survey, which is mandatory for hospitals the Company offers a range of solutions for other mandated CAHPS® reporting, including those for accountable care organizations participating in Medicare initiatives, certain medical groups, home health organizations, hospice, and in-center hemodialysis. Other CAHPS® survey services are offered for fulfilling voluntary reporting needs for pediatrics, emergency departments, and outpatient surgery.

All of our survey and research solutions focus on providing statistically valid data to assist our customers with their decision making related to their organization’s performance improvement objectives. In addition to collecting and reporting data, we provide analysis and consulting to help customers understand and improve their survey results and patient experiences and the underlying impact on their business. Pricing for these services is based on the survey type, delivery method, size of the survey instrument, sample size, frequency of survey cycles, and other factors. During 2016, 2015, and 2014, our Patient Insights™ survey product accounted for approximately 12%, 13%, and 14% of consolidated revenues, respectively.

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

EchoCredentialing™ is a comprehensive platform that manages medical staff credentialing and privileging processes. Healthcare organizations leverage EchoCredentialing to support enterprise-wide or regional Credentialing Verification Organizations (CVOs), unified privileging, peer review, one-click integration with CVO services, and the move to paperless processes. EchoOneApp™ is a provider enrollment platform, which includes automatic form population directly from a continuously updated library of more than 3,500 preformatted payer form templates as well as online form integration with CAQH, CMS, the Provider Enrollment, Chain and Ownership System (PECOS), and state-based payer enrollment sites. EchoAccess™ is our enterprise class platform to support hospital call centers with physician referral, call triage, provider directories, class enrollment, and discharge planning functionalities. EchoAnalytics™ offers a wide array of validation tools and EchoOnboarding™ consists of an onboarding dashboard with a workflow functionality, along with onboarding navigator tools to facilitate coordination of the provider onboarding process.

BUSINESS COMBINATIONS

We acquired Health Care Compliance Strategies, Inc. (HCCS) in March 2014, acquired HealthLine Systems, LLC (HLS) in March 2015, acquired Performance Management Services, Inc. in June 2016, acquired the remaining ownership interest in Nursing Registry Consultants Corporation in July 2016, and acquired Morrisey Associates, Inc. (MAI) in August 2016. For additional information regarding acquisitions, please see Note 5 of the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

CUSTOMERS

We provide our solutions to customers across a broad range of entities within the healthcare industry, including private, not for profit, and government entities, as well as pharmaceutical and medical device companies. We derive a substantial portion of our revenues from a relatively small number of customers, although no single customer represented more than 10 percent of our revenues during 2016, 2015, or 2014. Customers that have purchased or contracted for products and services from HealthStream include: Ardent Health Services; Saint Luke’s Health System; HCA Holdings, Inc.; Community Health Systems, Inc.; McLaren Health Care Corporation; Sutter Health; and Tenet Healthcare Corporation.

SALES AND MARKETING

We market our products and services primarily through our direct sales teams, which are based out of our corporate headquarters in Nashville, Tennessee and in our additional offices located in Laurel, Maryland; Jericho, New York; Brentwood, Tennessee; San Diego, California; Chicago, Illinois and Pensacola, Florida as well as remote home office sales locations. As of December 31, 2016, our HealthStream Workforce Solutions sales personnel consisted of 119 employees who carried sales quotas; our HealthStream Patient Experience Solutions sales personnel consisted of 16 employees who carried sales quotas; and our Provider Solutions sales personnel consisted of 28 employees who carried sales quotas. We also have 13 employees who support our sales teams with sales force productivity and optimization, onboarding, training, and administration services.

We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups—including our customer Summit, trade shows, internet promotion and demonstrations, telemarketing campaigns, public relations, distribution of product-specific literature, direct mail, and advertising.

Over most of the last fifteen years, we have hosted a conference in Nashville, Tennessee known as the “Summit.” We have utilized this client conference to reach out to existing and potential customers and business partners, provide training and educational services, and to demonstrate our new and existing product offerings. We have marketing teams that are responsible for these initiatives and for working with and supporting our product management and sales teams. At December 31, 2016, our marketing personnel consisted of 34 employees.

OPERATIONS AND TECHNOLOGY

We believe our ability to establish and maintain long-term customer relationships, adoption of our products and services, recurring sales, and development and maintenance of new and existing products are dependent on the strength of our operations, customer service, product development and maintenance, training, and other support teams. As of December 31, 2016, our Workforce Solutions operations team consisted of 306 employees associated with customer support, implementation services, product development and quality assurance, training, and project management; our Patient Experience Solutions operations team consisted of 379 employees (of which 204 employees worked in our interviewing centers) associated with phone interviewing, distributing and processing paper-based survey instruments, patient experience coaching and consulting, data analysis and reporting of survey results, and project management; and our Provider Solutions operations team consisted of 153 employees associated with implementation services, data integration, product development and quality assurance, credentials verification, consulting, and other functions.

Our services are designed to be reliable, secure, and scalable. Our software is a combination of proprietary and commercially available software and operating systems. Our software solutions support hosting and management of content, publication of our websites, execution of courseware, registration and tracking of users, collection, sampling, and analysis of survey data, tracking and reporting of physician credentialing and provider enrollment information, and reporting of information for both internal and external use. We designed the platforms that provide our services to allow each component to be independently scaled by adding commercially available hardware and a combination of commercially available and proprietary software components.

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

COMPETITION

In addition to the competing healthcare education delivery methods in the industry, we also have direct competitors. In our Workforce Solutions business segment, a number of companies offer competitive learning management products and talent management modules to the healthcare industry. We compete with companies such as Cornerstone OnDemand, Healthcare Source, Oracle, SABA, SAP, Workday, and SumTotal Systems that provide their services to multiple industries, including healthcare. We also compete with large medical publishers that have operating units that offer learning management systems that focus on healthcare, such as Reed Elsevier Group’s MC Strategies, Wolters Kluwer, and Relias Learning, which is owned by Bertelsmann. In our Patient Experience Solutions business segment, we face competition from large nationally recognized research firms such as Gallup, National Research Corporation, Press Ganey Associates, Studer Group, Professional Research Consultants, Inc., and others. Our Patient Experience business also experiences direct competition from vendors who provide research services to other industries including Kenexa, which is now owned by IBM, and Foresight, which is now owned by TNS Global. In our Provider Solutions business segment, we see competition primarily from several large companies, such as MD-Staff and Cactus from symplr.

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

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

Regulation of the Internet and the Privacy and Security of Personal Information

The laws and regulations that govern our business may change rapidly. The following are some of the evolving areas of law that are relevant to our business:

•	Privacy and Security Laws. Federal, state and foreign privacy and security regulations and other laws restricting the collection, use, security and disclosure of personal information limit our ability to collect information or use and disclose the information in our databases or derived from other sources to generate revenues. It may be costly to implement security or other measures designed to comply with any new legislation.

•	Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content delivered by us violates these regulations.

•	Information Security Accountability Regulation. As a business associate of certain of our customers, we are required to report certain breaches of protected health information to our customers, which must in turn notify affected individuals, the U.S. Department of Health and Human Services (HHS) and, in certain situations involving large breaches, the media. All non-permitted uses or disclosures of unsecured, protected health information are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. In addition, we are subject to certain state laws that relate to privacy or the reporting of security breaches. For example, California law requires notification of security breaches involving personal information and medical information. We may incur costs to comply with these privacy and security requirements. Because there is little guidance related to many of these laws, it is difficult to estimate the cost of our compliance with these laws. Further, Congress has considered bills that would require companies to engage independent third parties to audit the companies’ computer information security. If the Company is required to report a breach of security or if one of the Company’s customers is required to report a breach of security by the Company, the Company’s business could be negatively impacted.

•	Sales and Use Tax. Through December 31, 2016, we collected sales, use or other taxes on taxable transactions in states in which we have employees or have a significant level of sales activity. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to profit from the sale of our services over the Internet.

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

The Joint Commission. The Joint Commission accreditation and certification standards require employers in the healthcare industry provide certain workplace safety and patient interaction training to employees. Training required by The Joint Commission may include programs on infection control, patient bill of rights, radiation safety, and incident reporting. Healthcare organizations are required to provide and document training on these topics to receive accreditation from The Joint Commission. In addition, The Joint Commission imposes continuing education requirements on physicians that relate to each physician’s specific staff appointments.

Health Insurance Portability and Accountability Act (HIPAA). HIPAA regulations require certain organizations (known as covered entities), including most healthcare providers and health plans, to adopt safeguards regarding the use and disclosure of health-related information. HIPAA regulations also require these organizations to provide reasonable and appropriate safeguards to protect the privacy, integrity and confidentiality of individually identifiable healthcare information. Covered entities are required to establish, maintain and provide training with regard to their policies and procedures for protecting the integrity and confidentiality of individually identifiable healthcare information and must document training on these topics to support their compliance. Certain HIPAA privacy and security requirements apply to entities (known as business associates) that handle individually identifiable healthcare information on behalf of covered entities or other business associates. Covered entities, business associates and their subcontractors may be directly subject to criminal and civil sanctions for violations of HIPAA privacy and security standards.

The American Nurses Credentialing Center (ANCC). ANCC, a subsidiary of the American Nurses Association (ANA), provides individuals and organizations throughout the nursing profession with the resources they need to achieve practice excellence. ANCC’s internationally renowned credentialing programs certify nurses in specialty practice areas; recognize healthcare organizations for promoting safe, positive work environments through the Magnet Recognition Program® and the Pathway to Excellence® Program; and accredit providers of continuing nursing education. In addition, ANCC’s Institute for Credentialing Innovation® offers an array of informational and educational services and products to support its core credentialing programs. ANCC certification exams validate nurses’ skills, knowledge, and abilities. More than a quarter million nurses have been certified by ANCC since 1990. More than 80,000 advanced practice nurses are currently certified by ANCC. The ANCC Magnet Recognition Program® recognizes healthcare organizations that provide the very best in nursing care and professionalism in nursing practice. The program also provides a vehicle for disseminating best practices and strategies among nursing systems. The ANCC Magnet Recognition Program is a highly regarded standard for nursing excellence. The Pathway to Excellence® Program recognizes the essential elements of a high standard nursing practice environment. The designation is earned by healthcare organizations that create work environments where nurses can develop professionally. The award substantiates the professional satisfaction of nurses and identifies best places to work.

Continuing Nursing Education (CNE). State nurse practice laws typically authorize the state’s board of nursing to establish CNE requirements for professional nurses. The state board of nursing establishes the state’s CNE requirements for professional nurses. CNE credits are provided through accredited providers that have been approved by the ANCC Commission on Accreditation and/or the state board of nursing. We are an accredited provider of CNE by the ANCC. CNE requirements vary widely from state to state. Thirty-four states require registered nurses to certify that they have accumulated a minimum number of CNE credits in order to maintain their licenses. In some states, the CNE requirement only applies to re-licensure of advance practice nurses, or additional CNEs may be required of this category of nurses. Required CNE ranges from 12 to 45 credits annually, with reporting generally on a bi-annual basis. Board certifications (e.g., Certified Nurse Operating Room (CNOR) – certification of perioperative nursing) also require CNE credits, with certain percentages required in specific categories based on the certification type.

Continuing Medical Education (CME). State licensing boards, professional organizations and employers require physicians to certify that they have accumulated a minimum number of CME hours to maintain their licenses. Generally, each state’s medical practice laws authorize the state’s board of medicine to establish and track CME requirements. Forty-eight state medical licensing boards currently have CME requirements, as well as Puerto Rico, Guam, and the U.S. Virgin Islands. The number of CME hours required by each state ranges from 15 to 50 hours per year. Other sources of CME requirements are state medical societies and practice specialty boards. The failure to obtain the requisite amount and type of CME could result in non-renewal of the physician’s license to practice medicine and/or membership in a medical or practice specialty society. American Medical Association (AMA) classifies CME activities as either Category 1, which includes formal CME activities, or Category 2, which include self-designated credit for informal activities that meet certain requirements. CME providers that sponsor educational activities can only designate those activities for AMA PRA Category 1 Credit™. Most agencies nationwide that require CME participation specify AMA PRA Category 1 Credit™. Only institutions and organizations accredited to provide CME can designate an activity for AMA PRA Category 1 Credit™. The Accreditation Council for Continuing Medical Education (ACCME) is responsible for awarding accreditation status to state medical societies, medical schools, and other institutions and organizations that provide CME activities for a national audience of physicians. State medical societies, operating under the aegis of the ACCME, accredit institutions and organizations that provide CME activities primarily for physicians within the state or bordering states. We are recognized in many states as an accredited provider of CME by the ACCME.

Centers for Medicare & Medicaid Services (CMS). CMS has articulated three broad aims of its quality strategy: Better Care. Healthier People, Healthier Communities. Smarter Spending. To achieve this vision, CMS is committed to care that is safe, effective, timely, patient-centered, efficient, and equitable. Value-based purchasing (VBP), which links payment more directly to the quality of care provided, is a strategy that can help to transform the current payment system by rewarding providers for delivering high quality, efficient clinical care. Through a number of public reporting programs, demonstration projects, pilot programs, and other initiative, some voluntary efforts and some mandatory, CMS has launched VBP initiatives in hospitals, physician offices, nursing homes, home health services, and dialysis facilities.

Consumer Assessment of Healthcare Providers and Systems (CAHPS). CMS has partnered with AHRQ to develop a standardized survey instrument and data collection methodology for measuring patients’ perspectives on hospital care. The intent of the survey is to produce comparable data on the patients’ perspectives to allow consumer-based comparisons between hospitals, align incentives to drive hospitals to improve their quality of care, and increase the transparency of hospital reporting. Hospitals must submit data for certain required quality measures—which for inpatients includes the CAHPS® Hospital Survey—in order to receive the full market basket increase to their reimbursement payment rates from CMS. Hospitals that fail to submit this survey data are subject to a 25% reduction of the annual market basket update to impatient reimbursement rates. We have received certified vendor designation and will continue to offer CAHPS® Hospital Survey services. In addition, we are a certified vendor approved to offer CAHPS® Home Health Care Survey which is used to measure the experiences of people receiving home health care from Medicare-certified home health agencies. We also offer CAHPS® Clinician and Group Survey which are used to measure patient experiences with health care providers and staff in doctor’s offices.

Medicare and Medicaid Electronic Health Records (EHR) Incentive Programs. The Medicare and Medicaid EHR Incentive Programs provide incentive payments to eligible professionals, eligible hospitals and critical access hospitals (CAHs) as they adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology. By putting into action and meaningfully using an EHR system, providers may reap benefits beyond financial incentives–such as reduction in errors, availability of records and data, reminders and alerts, clinical decision support, and e-prescribing/refill automation.

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

Regulation of Educational Program Sponsorship and Support

There are a variety of laws and regulations that affect the relationships between our medical device and pharmaceutical customers and the users of our products and services, including the sponsorship and support of educational programs. For example, the Physician Payment Sunshine Act (“Sunshine Act”) requires manufacturers of drugs, biological devices and medical devices covered by Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS payments and other transfers of value, including educational programs, given by such manufacturers to physicians and teaching hospitals, with limited exceptions. CMS regulations require manufacturers to report the physician’s name, business address and national provider identifier as well as other information including the value, date, form and nature of what is offered. CMS publishes the information on its website. Manufacturers that do not meet the reporting obligations will be subject to significant monetary penalties.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws; confidentiality agreements and procedures with employees, consultants and other third parties; contractual provisions in license agreements with consultants, vendors and customers; and use measures designed to control access to our software, documentation and other proprietary information. We own federal trademark and service mark registrations for several marks, including without limitation “EXCELLENCE THROUGH INSIGHT”, “HEALTHSTREAM”, “HOSPITAL DIRECT”, “OR PROTOCOL”, “PATIENT INSIGHTS”, “PHYSICIAN INSIGHTS”, “INSIGHTS ONLINE”, “INSIGHT INTO ACTION”, “QUALITY CHECK”, “SIMCENTER”, “SIMMANAGER”, and “SIMSTORE.” We also have obtained registration of the “HEALTHSTREAM” mark in certain other countries. Applications for several trademarks are currently pending. However, there can be no assurance that we will be successful in obtaining registration of other trademarks for which we have applied.

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

AVAILABLE INFORMATION

The Company files reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.healthstream.com. Please note that our website address is provided as an inactive textual reference only. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

OUR EMPLOYEES

As of December 31, 2016, we employed 1,010 full-time and 110 part-time persons. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a brief summary of the business experience of each of the executive officers of the Company. Executive Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	49	Chief Executive Officer, President and Chairman of the Board of Directors
Jeffrey S. Doster	52	Senior Vice President and Chief Technology Officer
Gerard M. Hayden, Jr.	62	Senior Vice President and Chief Financial Officer
J. Edward Pearson	54	Senior Vice President and Chief Operating Officer
Thomas Schultz	50	Senior Vice President, Sales
Michael Sousa	48	Senior Vice President and President, Echo, Inc.

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

Item 1A. Risk Factors

We believe that the risks and uncertainties described below and elsewhere in this document are the principal material risks facing the Company as of the date of this report. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition results of operations and/or prospects could be materially and adversely affected by the occurrence of any of the following risks and uncertainties. Additional risks or uncertainties not presently known to us, or that we currently deem immaterial, also may adversely affect our business, financial condition, results of operations and prospects. The trading price of our common stock could also decline due to the occurrence of any of the following risks or any unknown risks.

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

Our business strategy includes increasing our market share and presence through sales to new customers, additional sales to existing customers, introductions of new products and services, and maintaining strong relationships with our existing customers. Some of the risks that we may encounter in executing our growth strategy include:

•	expenses, delays and difficulties of identifying and developing new products or services and integrating such new products or services into our existing organization;

•	inability to leverage our operational and financial systems and processes sufficiently to support our growth;

•	inability to generate sufficient revenue from our products to offset investment costs;

•	inability to effectively identify, manage and exploit existing and emerging market opportunities;

•	inability to maintain our existing customer relationships;

•	increased competition from new and existing competitors;

•	lengthy sales cycles, or customers delaying purchasing decisions or payments due to economic conditions;

•	reduced spending in our target markets;

•	failure of the market for our products and services to grow to a sufficient size or at a sufficient rate; and

•	inability to hire sufficient number of qualified employees to execute and support the growth of the Company.

If any of these risks are realized, our business, and our competitive position in the industry, could suffer.

We may be unable to effectively identify, complete or integrate the operations of acquisitions, joint ventures, collaborative arrangements or other strategic investments, which would inhibit our ability to execute upon our growth strategy.

As part of our growth strategy, we actively review possible acquisitions, joint ventures, collaborative arrangements or strategic investments that complement or enhance our business. We may not be able to identify, complete or integrate the operations of such acquisitions, joint ventures, collaborative arrangements or other strategic investments. In addition, if we finance acquisitions, joint ventures, collaborative arrangements or other strategic initiatives by issuing equity securities, our existing shareholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions and investments, our business prospects may be seriously harmed. Some of the risks that we may encounter in implementing our acquisition, joint venture, collaborative arrangement or strategic investment strategies include:

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

While the revenue we receive from particular products and services in our subscription business may be predictable during the term of the applicable contract, the performance of our subscription business may become more subject to fluctuations between quarterly periods as our solution offerings diversify and become more sophisticated. Our HealthStream Patient Experience Solutions products and services are typically contracted by healthcare organizations for multi-year terms, but the frequency, sample size, and timing of survey cycles can vary from quarter to quarter and year to year. The contract structure for some Patient Experience Solutions products gives customers latitude about when to initiate a survey, which can affect quarterly or annual revenue forecasts. Also, other project-based products, such as coaching, certain content development and professional services, are subject to the customers’ involvement in the provision of the product or service. The timing and magnitude of these project-based product and service contracts may vary widely from quarter to quarter and year to year, and thus may affect our ability to accurately forecast quarterly and annual financial performance. In addition, some products, including those in our Provider Solutions segment, can require significant implementation lead times and resources, which may also impact our ability to accurately forecast financial performance.

Our ability to accurately forecast revenue may be affected by lengthy and widely varying sales cycles.

The period from our initial contact with a potential customer and their first purchase of our solution typically ranges from three to nine months, and in some cases has extended much further. The range in the sales cycle can be impacted by multiple factors, including an increasing trend towards more formal request for proposal processes and more competition within our industry, as well as formal budget timelines which impact timing of purchases by target customers. New products tend to have a longer and more unpredictable revenue ramp period because of varying customer adoption rates. As a result of these factors, we have only limited ability to forecast the timing and type of initial sales. This, in turn, makes it more difficult to forecast quarterly and annual financial performance.

We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, marketing, or other resources.

Several of our competitors and many potential competitors have longer operating histories and significantly greater financial, technical, marketing, or other resources than we do. We encounter direct competition from both large and small talent and human resource management companies and other companies focused on workforce development in the healthcare industry. We also face competition from larger patient experience – focused companies, as well as companies that offer provider solutions. Given the profile and growth of the healthcare industry and the ongoing need for training, simulation, research, credentialing, and other information products and services, it is likely that additional competitors will emerge. We believe we maintain a competitive advantage against our competitors by offering a comprehensive array of products and services; however, our lack of market diversification resulting from our concentration on the healthcare industry may make us susceptible to losing market share to our competitors who also offer solutions, and in some cases a more robust suite of solutions, to a cross-section of industries. These companies may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Further, most of our customer agreements are for terms ranging from one to four or five years, with no obligation to renew. The short terms of these agreements may enable customers to more easily shift to one of our competitors.

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

We cannot guarantee that we will be able to maintain and strengthen our relationships with strategic partners, that we will be successful in effectively integrating such partners’ products and technology into our own, or that such relationships will be successful in generating additional revenue. If any of these strategic partners have negative experiences with our products and services, or seek to amend or terminate the financial or other terms of the contracts or arrangements we have with them, we may need to increase our organizational focus on the types of services and solutions they sell and alter our development, integration, and/or distribution strategies, which may divert our planned efforts and resources from other projects.

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

We may not be able to retain distribution rights from our content partners, which could adversely affect our business and results of operations.

Most of our agreements with content and technology providers are for initial terms of three or more years. These partners may choose not to renew their agreements with us or may terminate the agreements early if we do not fulfill our contractual obligations. If a significant number of our partners terminate or fail to renew their agreements with us on as favorable terms, such as a reduction in our revenue share arrangement, it could result in a reduction in the number of courses and solutions we are able to distribute and decreased revenues. Most of our agreements with our content partners are non-exclusive, and our competitors offer, or could offer, content or solutions that are similar to or the same as ours. If our current partners offer or otherwise make available their products and services to users or our competitors on more favorable terms than those offered to us, or increase our license fees, our competitive position, revenue, and our profit margins and prospects could be harmed. In addition, the failure by our content partners to deliver high-quality content and technology, and to revise their content and technology in response to user demand and evolving healthcare advances and trends could result in customer dissatisfaction and inhibit our ability to attract and retain subscribers.

We may not be able to develop new products and services, or enhancements to our existing products and services, or be able to achieve widespread acceptance of new products, services or features, or keep pace with technological developments.

Our growth strategy depends in part on our ability to generate revenue growth through sales to new customers as well as increasing sales of additional subscriptions and other products and services to existing customers. Our identification of additional features, content, products and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our customer base. Furthermore, we are not able to accurately predict the volume or speed with which existing and new customers will adopt such new products and services. Because healthcare technology continues to change and evolve, we may be unable to accurately predict and develop new products, features, content and other products to address the needs of the healthcare industry. Further, the new products, services and enhancements we develop may introduce significant defects into or otherwise negatively impact our core software platform. While all new products and services are subject to testing and quality control, all software and software-based services are subject to errors and malfunctions. If we release new products, services and/or enhancements with bugs, defects or errors or that cause bugs, defects or errors in existing products, it could result in lost revenues and/or reduced ability to meet contractual obligations and would be detrimental to our business and reputation. If new products, features, or content are not accepted or integrated by new or existing customers, we may not be able to recover the cost of this development and our financial performance will be harmed. Continued growth of our customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as enhancing our courseware, product and service offerings that address the needs of healthcare organizations.

We may be unable to continue to license our third party software, on which a portion of our product and service offerings rely, or we may experience errors in this software, which could increase our costs and decrease our revenue.

We use technology components in some of our products that have been licensed from third parties. Future licenses to these technologies may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these licenses could result in delays in the introduction of new products and services or could force us to discontinue offering portions of solutions until equivalent technology, if available, is identified, licensed and integrated. The operation of our products would be impaired if errors occur in third party technology or content that we incorporate, and we may incur additional costs to repair or replace the defective technology or content. It may be difficult for us to correct any errors in third party products because the products are not within our control. Accordingly, our revenue could decrease and our costs could increase in the event of any errors in this technology. Furthermore, we may become subject to legal claims related to licensed technology based on product liability, infringement of intellectual property or other legal theories. Even if these claims do not result in liability to us, investigating and defending these claims could be expensive and time-consuming, and could result in suspension of or interference with certain offerings to our clients and/or adverse publicity that could harm our business.

Financial Risks

A significant portion of our revenue is generated from a relatively small number of customers.

We derive a substantial portion of our revenues from a relatively small number of customers. A termination or material modification of our agreements with any of our significant customers or a failure of these customers to renew their contracts on favorable terms, or at all, could have an adverse effect on our business.

A significant portion of our business is subject to renewal each year. Therefore, renewals have a significant impact on our revenue and operating results.

For the year ended December 31, 2016, approximately 71% of our net revenue was derived from our workforce subscription-based solution products. Our subscription-based customers have no obligation to renew their subscriptions for our products or services after the expiration of the subscription agreement, and in fact, some customers have elected not to renew their subscription. In addition, our customers may renew at a lower pricing or activity level. Our customers’ renewals may decline or fluctuate as a result of a number of factors, including but not limited to their dissatisfaction with our service, a dissipation or cessation of their need for one or more of our products or services, pricing or competitive product offerings. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our results of operations and financial condition could be adversely affected. For example, the requirement mandated by CMS for healthcare organizations to transition to the ICD-10 coding system, effective in October 2015, generated significant demand for our ICD-10 readiness training courseware from 2012 through 2015, when subscriptions for that product positively influenced the Company’s revenue and operating income. However, sales of that product have ceased and revenue and operating income from that product declined significantly during 2016 and are expected to continue to decline. HealthStream Patient Experience Solutions product and service contracts typically range from one to three years in length, and customers are not obligated to renew their contract with us after their contract expires. If our customers do not renew their arrangements for our services, or if their activity levels decline, our revenue may decline and our business will suffer.

We may be unable to accurately predict the timing of revenue recognition from sales activity as it is often dependent on achieving certain events or performance milestones, and this inability could impact our operating results.

Our ability to recognize revenue is dependent upon several factors including the transfer of customer-specific information such as unique subscriber IDs, which are required for us to implement customers on our subscription-based platform and certain platform applications. Accordingly, if customers do not provide us with the specified information in a timely manner, our ability to recognize revenue will be delayed, which could adversely impact our operating results. In addition, implementation completion and acceptance of our subscription-based platform and certain platform applications by our customers must be achieved and delivery of services is required in connection with subscription-based products for us to recognize revenue. Some products, including those in our Provider Solutions segment, can require significant implementation lead times and the rate at which customer orders move from backlog to revenue generation in connection with these products may significantly affect the timing of revenue recognition. In our Patient Experience business we depend on receiving patient visit, discharge, and other data from our customers before we are able to complete surveys and tabulate responses.

Because we recognize revenue from subscriptions for our products and services over the term of the subscription period, downturns or upturns in sales may not be immediately reflected in our operating results.

During the year ended December 31, 2016, we recognized approximately 71% of our revenue from customers monthly over the terms of their subscription agreements, which have initial contract terms ranging from one to five years. As a result, much of the revenue we report in each quarter is related to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. Finally, the majority of costs associated with our sales cycles are incurred up front before revenue recognition commences, and therefore periods of strong sales performance may increase our costs in the near term negatively affecting our financial performance.

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

At December 31, 2016, we had approximately $103.2 million in cash, cash equivalents, and marketable securities. We also have up to

$50.0 million of availability under our Revolving Credit Facility, subject to certain covenants, which expires in November 2017. We expect to incur between $15.0 and $17.0 million of capital expenditures, software development and content purchases during 2017. We actively review possible business acquisitions to complement or enhance our products and services. We may not have adequate cash and investments or availability under our Revolving Credit Facility to consummate one or more of these acquisitions. We cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced.

We have significant goodwill and identifiable intangible assets recorded on our balance sheet that may be subject to impairment losses that would reduce our reported assets and earnings.

As of December 31, 2016, our balance sheet included goodwill of $109.8 million and identifiable intangible assets of $78.4 million. There are inherent uncertainties in the estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Economic, legal, regulatory, competitive, reputational, contractual, and other factors could result in future declines in the operating results of our business units or market value declines that do not support the carrying value of goodwill and identifiable intangible assets. If the value of our goodwill and/or intangible assets is impaired, accounting rules require us to reduce their carrying value and report an impairment charge, which would reduce our reported assets and earnings for the period in which an impairment is recognized.

We may be affected by changes in the healthcare industry that impact our clients.

Our clients are concentrated in the healthcare industry, which is subject to changing regulatory, economic, and political influences. The U.S. Congress and certain state legislatures have passed or are considering laws and regulations intended to result in major changes to the U.S. healthcare system. The most prominent of these reform efforts, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 (collectively, Affordable Care Act), was designed to increase access to affordable health insurance for U.S. citizens and improve quality of care, but it also has reduced government program spending and imposed operating costs and changes on many of our clients. Some of these changes have driven consolidation in the healthcare industry, particularly among health insurance providers.

The 2016 federal elections cast uncertainty on the future of the Affordable Care Act and may result in the repeal or replacement of, or significant changes to, the Affordable Care Act. There is uncertainty regarding whether, when, or how the Affordable Care Act will be changed, whether, when or what alternative provisions will be enacted, and the impact of repeal or changes to the Affordable Care Act or any alternative provisions. Any government efforts related to reforming the healthcare industry may negatively impact our clients, which could have an adverse effect on our revenue, results from operations and financial condition.

We may not be able to demonstrate compliance with Sarbanes-Oxley Section 404 in a timely manner, and the correction of any deficiencies identified during annual audits may be costly and could harm our business.

Sarbanes-Oxley Section 404 requires our management to report on, and requires our independent public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. The rules governing the standards to be met are complex and may require significant process review, documentation and testing, as well as remediation efforts for any identified deficiencies. This process of review, documentation, testing and remediation may result in increased expenses and require significant attention from management and other internal and external resources. These requirements may also extend to acquired entities and our efforts to integrate those operations into our system of internal controls. Any material weaknesses identified during this process may preclude us from asserting the effectiveness of our internal controls. This may negatively affect our stock price if we cannot effectively remediate the issues identified in a timely manner.

Changes in generally accepted accounting principles (GAAP) and other accounting regulations and interpretations could require us to delay recognition of revenue and/or incur and accelerate the recognition of expenses, resulting in lower earnings.

While we believe we correctly account for and recognize revenue and expenses, any changes in GAAP or other accounting regulations and interpretations concerning revenue and expense recognition could decrease our revenue or increase our expenses. Changes to regulations concerning revenue recognition could require us to alter our current revenue accounting practices and cause us to either defer revenue into a future period, or to recognize lower revenue in a current period. Likewise, changes to regulations concerning expense recognition could require us to alter our current expense accounting practices and cause us to defer recognition of expense into a future period, or to recognize increased expenses in a current period. Such changes could also cause us to alter the manner in which we contract for, sell, and incentivize sales of products and services. Changes to either revenue recognition or expense recognition accounting practices could affect our financial performance. In addition, we could incur significant during 2017 costs to comply with any changes in GAAP rules or requirements, such as Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective January 1, 2018, in addition to the financial impact on accounting for revenues or expenses.

Risks Related to Sales, Marketing and Competition

Our operating margins could be affected if our ongoing refinement to pricing models for our products and services is not accepted by our customers and the market.

We continue to make changes in the pricing of our product and service offerings so as to increase revenue and meet the needs of our customers. We cannot predict whether the current pricing of our products and services, or any ongoing refinements we make will be accepted by our existing customer base or by prospective customers. If our customers and potential customers decide not to accept our current or future pricing or product and service offerings, it could an adverse effect on our business and results of operations.

Risks Related to Operations

We may be unable to adequately develop our systems, processes and support in a manner that will enable us to meet the demand for our services.

We have provided our online products and services for over 17 years and continue to expand our ability to provide our solutions on both a subscription and transactional basis over the Internet or otherwise. Our future success will depend on our ability to effectively develop and maintain our infrastructure, including procurement of additional hardware and software, and to implement the services, including customer support, necessary to meet the demand for our products and services. Our inability from time to time to successfully develop the necessary systems and implement the necessary services on a timely basis may result in our customers experiencing delays, interruptions and/or errors in their service. Such delays or interruptions may cause customers to become dissatisfied with our service and move to competing providers of workforce development, patient experience, and provider solutions services. If this happens, our reputation results of operations and financial condition, could be adversely affected.

Our business operations could be significantly disrupted if we lose members of, or fail to attract and integrate new members to, our management team.

Our future performance is substantially dependent on the continued services of our management team and our ability to attract, retain and motivate them. The loss of the services of any of our officers or senior managers, or the inability to attract additional officers or senior managers as appropriate, could harm our business, as we may not be able to find suitable replacements. We do not have employment agreements with any of our key personnel, other than our chief executive officer, and we do not maintain any “key person” life insurance policies.

We may not be able to attract, hire and retain a sufficient number of qualified employees and, as a result, we may not be able to effectively execute our growth strategy or maintain the quality of our services.

Our future success will depend on our ability to attract, train, motivate, and retain other highly skilled technical, managerial, marketing, customer support, coaching, and survey personnel. Competition for certain personnel is intense, especially for software developers, web designers, user experience and interaction designers, and sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. We have experienced in the past, and continue to experience, difficulty hiring qualified personnel in a timely manner for these positions. The pool of qualified technical personnel, in particular, is limited in Nashville, Tennessee, where our headquarters are located. In addition, we operate interviewing centers located in Laurel, Maryland, and Nashville, Tennessee. We may experience difficulty in maintaining and recruiting qualified individuals to perform interviewing services. We will also need to maintain or increase the size of our staff to support our anticipated growth, without compromising the quality of our offerings or customer service. Our inability to locate, attract, hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our services and impair our ability to grow.

We may not be able to upgrade our hardware and software technology infrastructure quickly enough to effectively meet demand for our services or our operational needs.

We must continue to obtain reasonably priced, commercially available hardware and operating software as well as continue to enhance our software and systems to accommodate the increased use of our platform, the increased courseware and content in our library, the expanding amount and type of data we store on behalf of our customers, and the resulting increase in operational demands on our business. Decisions about hardware and software enhancements are based in part on estimated forecasts of the growth in demand for our services. This growth in demand for our services is difficult to forecast and the potential audience for our services is widespread and dynamic. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our customers may encounter delays or disruptions in their service. Unscheduled downtime, or reduced response time of our platforms could harm our business and also could discourage current and potential customers from using or continuing to use our services and reduce future revenue. If we are unable to acquire, update, or enhance our technology infrastructure and systems quickly enough to effectively meet increased operational demands on our business, that may also have an adverse effect on our results of operations or financial condition. Further, as we develop our platforms and rely on every changing and improving technologies, we may be impeded by our customers’ inability to adopt new technologies, such as web browsers, upon which new platform enhancements may be based.

Our network infrastructure and computer systems and software may fail.

An unexpected event (including but not limited to a cyber-security incident, telecommunications failure, fire, earthquake, or other catastrophic loss) at our Internet service providers’ facilities or at our on-site data center facilities could cause the loss of critical data and prevent us from offering our products and services for an unknown period of time. System downtime could negatively affect our reputation and ability to sell our products and services and may expose us to significant third-party claims. Our cyber liability and business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our web server and network systems and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems and software, and our customers may encounter delays. Such disruptions could harm our reputation and cause customers to become dissatisfied and possibly take their business to a competing provider, which would adversely affect our revenues.

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

A data breach or security incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under the Health Insurance Portability and Accountability Act (HIPAA), the Health Information Technology for Economic and Clinical Health Act (HITECH), state privacy laws, consumer protection laws, common law theories or other laws, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We collect and store sensitive information, including intellectual property individually identifiable health information, provider credentialing and privileging data, and other personally identifiable information, on our networks. The secure maintenance of this information is critical to our business operations. As a result, the continued development and enhancement of controls processes and practices designed to protect our information systems from attack, damage or unauthorized access remain a priority for us. We have implemented multiple layers of security measures to protect confidential data through technology, processes, and our people and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, a data breach or security incident could result from a variety of circumstances and events, including third-party action, system errors, employee negligence or error, malfeasance, computer viruses, failures during the process of upgrading or replacing software, databases, or components thereof, power outages, hardware failures, telecommunication failures, user errors, catastrophic events, or threats from malicious persons and groups, new vulnerabilities, and advanced new attacks against information systems.

There can be no assurance, we will not be subject to data incidents that bypass our security measures, result in loss of confidential information or disrupt our information systems or business. Data incidents could result in interruptions, delays, the loss, access misappropriation, and disclosure or corruption of data and could damage our reputation. In addition, data incidents could expose us and our customers to liability under privacy, security and consumer protection laws, such as HIPAA, or litigation under these or other laws, including common law theories, and subject us to federal and state governmental inquiries or enforcement, especially if a large number of individuals are affected or if the compromised information is highly sensitive. Like many other organizations, we have experienced data incidents from time to time in the course of our business and handled these incidents in accordance with our understanding of the applicable laws.

As a result, cyber security and us. As cyber and other threats to confidential information continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any security vulnerabilities. The occurrence of a data incident and resulting potential costs and liabilities could have a material adverse effect on our financial position and results of operations and harm our business reputation.

We may experience errors or omissions in our software products or processes, including those that deliver provider credentialing, privileging and payer enrollment services for our hospitals and medical practice customers, and those that and administer and report on hospital performance, and these errors could result in action taken against us that could harm our business.

Hospitals and medical practices use our credentialing, privileging, and payer enrollment software to manage, validate and maintain their providers’ credentials and authorization to practice in a particular facility, and to maintain authorization to perform care covered by insurance providers. In some instances, we rely on sources outside the Company for information that we use in our credentialing and privileging products. If errors or omissions occur that inaccurately validate or invalidate the credentials of a provider, or improperly deny or authorize a provider to practice in a hospital or medical practice, these errors or omissions could result in litigation brought against us either by our customers, the provider, or other interested parties. For example, an important element in a malpractice case brought against a hospital or other provider could be the validation of proper credentialing for the provider, and any errors or omissions in our products that provide these services could subject us to claims. Further, a list of providers’ privileges may be made available to the general public by hospitals and medical practices, and errors in credentialing and privileging may result in damage to the hospital, medical practice, or provider.

Certain survey data collected and reported by us, such as the survey data included as part of our CAHPS® Hospital survey is used by CMS to determine, in part, the amount of reimbursement payments to hospitals, and any errors in data collection, survey sampling, or statistical reporting could result in reduced reimbursements to our hospital customers if we are unable to correct these errors, and this could, in turn, result in litigation or claims against us. Further, this survey data reported to CMS is then published by CMS to the general public, and any errors we experience that result in incorrect scoring of our hospital customer may result in damage to that hospital’s reputation, and the hospital may in turn bring litigation against us.

We may be required to indemnify against such claims, and defending against any such claims could be costly and time consuming and could negatively affect our business.

Risks Related to Government Regulation, Content and Intellectual Property

Government regulation may subject us to investigation, litigation, or liability or require us to change the way we do business.

The laws and regulations that govern our business change rapidly. Evolving areas of law that are relevant to our business include privacy and security laws, proposed encryption laws, content regulation, information security accountability regulation, sales and use tax laws and regulations and attempts to regulate activities on the Internet. For example, we are directly subject to certain requirements of the HIPAA privacy and security regulations. In addition, we are required through contracts with our customers known as “business associate agreements” to protect the privacy and security of certain personal and health related information. Further government laws and regulations such as the Affordable Care Act, that directly affect our customers, can have an indirect impact on our business.

The rapidly evolving and uncertain regulatory and technology environment could require us to change how we do business or incur additional costs. It may be difficult to predict how changes to these laws and regulations might affect our business. Our current and past privacy and security practices, including any breaches of protected health information or other data, could be subject to review or other investigation by various state and federal regulatory authorities or could become the subject of future litigation.

Failure to comply with applicable laws and regulations, including those governing privacy and security, could subject us to civil and criminal penalties, subject us to contractual penalties (including termination of our customer agreements), adversely affect our ability to retain clients and attract new clients, damage our reputation or otherwise have a detrimental impact on our business.

We may not be able to maintain our certification to conduct CMS mandated surveys, and this could adversely affect our business.

Our survey product offerings include providing survey services to assist customers in their compliance with CMS regulations. We are currently designated by CMS as a certified vendor to offer CAHPS® Hospital Surveys and CAHPS® data collection and submission services for hospitals, home health agencies, clinicians and groups, in-center hemodialysis, emergency departments, hospice, outpatient surgery, pediatrics, and accountable care organizations. If we are unable to maintain these certifications, or secure certifications for future CMS mandated surveys, we would not be able to administer these survey instruments for our customers and our business may suffer.

Any reduction or change in the regulation of continuing education and training in the healthcare industry may adversely affect our business.

A portion of our business model is dependent in part on required training and continuing education for healthcare professionals and other healthcare workers resulting from regulations of state and federal agencies, state licensing boards and professional organizations. Any change in these regulations that reduce the requirements for continuing education and training for the healthcare industry could harm our business. In addition, a portion of our business with pharmaceutical and medical device manufacturers and hospitals is predicated on our ability to maintain accreditation status with organizations such as the ACCME, ANCC, and ACPE. The failure to maintain status as an accredited provider could have a detrimental effect on our business.

We may be liable to third parties for content that is available from our online library.

We may be liable to third parties for the content in our online library if the text, graphics, software or other content in our library violates copyright, trademark, or other intellectual property rights, if our content partners violate their contractual obligations to others by providing content to our library, or if the content does not conform to accepted standards of care in the healthcare profession. Further, we may be liable to these content partners if we improperly release and lose control of their content stored on our platform either due to security issues or through improper release to customers who have not paid for access to this content. We attempt to minimize these types of liabilities by requiring representations and warranties relating to our content partners’ ownership of the rights to distribute as well as the accuracy of their content. We also take necessary measures to review this content ourselves. Although our agreements with our content partners in most instances contain provisions providing for indemnification by the content providers in the event of inaccurate content, our content partners may not have the financial resources to meet this obligation. Alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs, and diverting management’s attention away from our business.

Protection of certain intellectual property may be difficult and costly, and our inability to protect our intellectual property could reduce the value of our products and services.

Despite our efforts to protect our intellectual property rights, a third party could, without authorization, copy or otherwise misappropriate our content, information from our databases, or other intellectual property. Our agreements with employees, consultants and others who participate in development activities could be breached and result in our trade secrets becoming known, or our trade secrets and other intellectual property could be independently developed by competitors. We may not have adequate remedies for such breaches or protections against such competitor developments. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and effective intellectual property protection may not be available in those jurisdictions. We currently own several applications and registrations for trademarks and domain names in the United States and other countries as well as certain common law trademarks and service marks. The current system for registering, allocating and managing domain names has been the subject of litigation and proposed regulatory reform. Additionally, legislative proposals have been made by the federal government that would afford broad protection to owners of databases of information, such as stock quotes. This protection of databases already exists in the European Union.

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

There has been substantial litigation in the computer and online industries regarding intellectual property assets, particularly patents. Third parties may claim infringement by us with respect to current and future products, trademarks or other proprietary rights, and we may counterclaim against such third parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, divert management’s attention, cause product release delays, require us to redesign our products, restrict our use of the intellectual property subject to such claim, or require us to enter into royalty or licensing agreements, any of which could have an adverse effect upon our business, financial condition and operating results. Such royalty and licensing agreements may not be available on terms acceptable to us, if at all.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is located in Nashville, Tennessee, which is primarily used to support our workforce solutions operations and corporate functions. Our lease for approximately 73,000 square feet at this location expires in April 2019. We also lease other facilities in Laurel, Maryland; Nashville, Tennessee; Jericho, New York; Brentwood, Tennessee; San Diego, California; Chicago, Illinois; Boulder, Colorado; and Pensacola, Florida. The facilities in Laurel, Maryland and Nashville, Tennessee are used to support our survey operations, while the other leased locations are principally satellite offices.

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

The following table sets forth, for each quarter of the two most recent years, the high and low closing prices per share of our common stock as reported on the NASDAQ Global Select Market:

	Common Stock Price
	2016		2015
	High	Low	High	Low
First Quarter	$22.35	$18.20	$30.36	$24.63
Second Quarter	26.58	21.17	31.91	25.15
Third Quarter	27.65	23.73	32.14	21.60
Fourth Quarter	28.39	22.06	25.63	21.31

As of February 13, 2017, the Company had a total of 9,547 shareholders, including 593 registered holders and 8,954 beneficial holders.

SHARE REPURCHASE PROGRAM

In February 2016, our Board of Directors authorized a share repurchase program for up to $25 million of our outstanding common stock. The share repurchase program terminated on December 31, 2016 and no share repurchases were made under the program.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings for use in the operation of our business.

See the table labeled “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in our 2017 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

STOCK PERFORMANCE GRAPH

The graph below compares HealthStream, Inc.’s cumulative total shareholder return on common stock with the cumulative total returns of companies on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index for each of the last five fiscal years ended December 31, 2016, assuming an initial investment of $100. Data for the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index assume the reinvestment of dividends.

The comparisons in the graph below are based on historical data and are not necessarily indicative of future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)

Among HealthStream, Inc., The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

(1)	$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

HealthStream acquired Decision Critical, Inc. on June 29, 2012, Sy.Med Development, Inc. on October 19, 2012, substantially all of the assets of BLG on September 9, 2013, HCCS on March 3, 2014, HLS on March 16, 2015, Performance Management Services, Inc. on June 30, 2016, acquired the remaining ownership interest in Nursing Registry Consultants Corporation on July 25, 2016, and MAI on August 8, 2016. The results of operations for these acquired companies are included within our consolidated statement of income data effective from the respective date of acquisition. Revenues may be subject to fluctuations as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report. As a result of these factors, the annual results presented below are not comparable. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	(in thousands, except per share data)
	2016	2015	2014	2013	2012
STATEMENT OF INCOME DATA:
Revenues, net	$225,974	$209,002	$170,690	$132,274	$103,732
Total operating costs and expenses	220,407	195,445	154,315	117,608	90,273

Operating income	5,567	13,557	16,375	14,666	13,459
Net income	$3,755	$8,621	$10,394	$8,418	$7,645

Net income per share – basic	$0.12	$0.29	$0.38	$0.31	$0.29

Net income per share – diluted	$0.12	$0.28	$0.37	$0.30	$0.28

Weighted average shares of common stock outstanding – basic	31,721	30,057	27,570	26,853	26,128

Weighted average shares of common stock outstanding – diluted	32,068	30,436	28,023	27,663	27,507

BALANCE SHEET DATA:
Cash and cash equivalents	$49,634	$82,010	$81,995	$59,537	$41,365
Marketable securities	53,540	66,976	38,973	48,659	51,952
Accounts receivable, net	44,805	36,348	33,167	25,314	15,348
Goodwill and intangible assets	188,129	139,039	56,709	44,616	38,104
Working capital	82,467	120,459	97,352	90,912	83,259
Total assets	396,000	379,569	257,262	212,594	174,528
Deferred revenue – current and noncurrent	76,401	69,448	57,373	38,168	23,146
Shareholders’ equity	286,108	280,320	167,859	149,433	132,196

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

OVERVIEW

HealthStream provides workforce development, patient experience, and provider solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Workforce Solutions products are used by healthcare organizations to meet a broad range of their training, certification, competency assessment, performance appraisal, and development needs. Patient Experience Solutions products provide our customers information about patients’ experiences and how to improve them, workforce engagement, physician relations, and community perceptions of their services. Provider Solutions products are used by healthcare organizations for provider credentialing, privileging, call center and enrollment needs. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry.

Revenues for the year ended December 31, 2016 were approximately $226.0 million compared to $209.0 million for the year ended December 31, 2015, an increase of 8%. Operating income decreased by 59% to $5.6 million for 2016, compared to $13.6 million for 2015. Net income decreased by 56% to $3.8 million for 2016, compared to $8.6 million for 2015. Earnings per share (EPS) were $0.12 per share (diluted) for 2016 compared to $0.28 per share (diluted) for 2015. Revenues from HealthStream Workforce Solutions grew by 4%, or $6.7 million; revenues from HealthStream Patient Experience Solutions declined by 1%, or $0.3 million; and revenues from HealthStream Provider Solutions grew by 78%, or $10.6 million. As of December 31, 2016, the Company had approximately 4.55 million total subscribers, of which approximately 4.47 million were fully implemented subscribers on its SaaS-based platform. Annualized revenue per implemented subscriber increased to $37.28 per subscriber at the end of 2016, up from $36.96 per subscriber at the end of 2015, representing a 1% increase. As of December 31, 2016 cash and investment balances approximated $103.2 million, and the Company maintained full availability under its $50.0 million revolving credit facility.

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

Revenues from provider solutions products are predominantly related to software licensing and support/maintenance renewals. Revenues derived from the license of installed software products are recognized using the residual method upon delivery of the software when vendor specific objective evidence (VSOE) of fair value for the undelivered elements within the contract can be established. For installed software products, if the Company cannot objectively determine the fair value of each undelivered element based on the VSOE of fair value, the Company defers revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. Software support and maintenance revenues are recognized ratably over the term of the related agreement.

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

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management periodically assesses the realizability of its deferred tax assets, and to the extent that we believe a recovery is not likely, we establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. The Company maintains a valuation allowance of approximately $654,000 for the portion of its deferred tax assets that are not more likely than not expected to be realized.

Software Development Costs

Capitalized software development includes costs to develop and maintain our products and applications, including our SaaS-based workforce development platform products and our survey reporting applications, which are accounted for as internal use software. For internal use software development, once planning is completed and the software development process begins, internal costs and payments to third parties associated with the software development efforts are capitalized when the life expectancy is greater than one year and the anticipated cash flows are expected to exceed the cost of the related asset. During 2016 and 2015, we capitalized approximately $10.0 million and $7.3 million, respectively, for software development. Such amounts are included in the accompanying consolidated balance sheets under the caption “capitalized software development.” The Company amortizes capitalized software development costs over their expected life, which is generally three to five years. Capitalized software development costs are subject to a periodic impairment review in accordance with our impairment review policy. In connection with capitalized software development, significant estimates involve the assessment of the development period for new products and feature enhancements, as well as the expected useful life of underlying software, feature enhancements, or product created. Once capitalized, software development costs are subject to the policies and estimates described below regarding goodwill, intangibles and other long-lived assets.

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

Allowance for Doubtful Accounts

The Company estimates the allowance for doubtful accounts using both a specific and non-specific identification method. Management’s evaluation includes reviewing past due accounts on a case-by-case basis, and determining whether an account should be reserved, based on the facts and circumstances surrounding each potentially uncollectible account. An allowance is also maintained for accounts not specifically identified that may become uncollectible in the future. Uncollectible accounts are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is necessary based on our specific and non-specific identification approach. Our allowance for doubtful accounts totaled approximately $863,000 as of December 31, 2016.

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

As of December 31, 2016, the Company had three stock incentive plans under which awards were outstanding, which qualified as stock based compensation plans. During the years ended December 31, 2016, 2015, and 2014, approximately $2.0 million, $3.3 million, and $1.6 million of stock based compensation expense was recorded, respectively. The Company has historically granted equity based awards to both its management group and members of the Company’s board of directors on an annual basis under stockholder-approved plans, and expects to continue providing equity awards to these groups for the foreseeable future. The Company also provides grants of equity based awards when new members of the management group begin their employment, or when new members join the Company’s board of directors. As of December 31, 2016, total future compensation cost related to non-vested awards not yet recognized was approximately $3.1 million net of estimated forfeitures, with a weighted average expense recognition period of 2.4 years. Future compensation expense recognition for new equity based award grants will vary depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from initial estimates.

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

Cost of Revenues (excluding depreciation and amortization). Cost of revenues (excluding depreciation and amortization) consists primarily of salaries and employee benefits, stock based compensation, employee travel and lodging, materials, outsourced phone survey support, contract labor, hosting costs, and other direct expenses associated with revenues, as well as royalties paid by us to content providers based on a percentage of revenues. Personnel costs within cost of revenues are associated with individuals that facilitate product delivery, provide services, conduct, process and manage customer surveys, handle customer support calls or inquiries, manage the technology infrastructure for our hosted applications, manage content and survey services, coordinate content maintenance services, and provide training or implementation services.

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

Sales and Marketing. Sales and marketing consists primarily of salaries, commissions and employee benefits, stock based compensation, employee travel and lodging, advertising, trade shows, promotions, and related marketing costs. We have historically hosted a national customer conference in Nashville, Tennessee known as “Summit,” a significant portion of the costs of which are included in sales and marketing expenses. Personnel costs within sales and marketing include our sales teams and marketing personnel.

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

2016 Compared to 2015

Revenues, net. Revenues increased approximately $16.9 million, or 8%, to $225.9 million for 2016 from $209.0 million for 2015. A comparison of revenues by business segment is as follows (in thousands):

Revenues by Business Segment:	2016	2015	Percentage Change
Workforce	$168,040	$161,293	4%
Patient Experience	33,850	34,189	(1)%
Provider	24,084	13,520	78%

Total revenues, net	$225,974	$209,002	8%

% of Revenues
Workforce	74%	77%
Patient Experience	15%	16%
Provider	11%	7%

Revenues for HealthStream Workforce Solutions, which are primarily subscription-based, increased approximately $6.7 million, or 4%, over 2015. Revenues in 2016 were positively influenced by growth in courseware subscriptions and our enterprise applications, but were partially offset by an expected decline in ICD-10 readiness revenues. Revenues from ICD-10 readiness products declined by $18.2 million to $8.5 million in 2016 compared to $26.7 million in 2015. The requirement mandated by CMS for healthcare organizations to transition to the ICD-10 coding system was effective in October 2015, and generated significant demand for our ICD-10 readiness training courseware from 2012 through 2015. However, as a result of the effectiveness of such mandate in October 2015, sales of that product have ceased and there will not be renewals of the specific ICD-10 readiness product. Our Workforce Solutions annualized revenue per implemented subscriber increased by 1%, to $37.28 per subscriber at the end of 2016 compared to $36.96 per subscriber at the end of 2015. Implemented subscribers decreased by less than 1% during 2016 to 4.47 million subscribers at the end of 2016 compared to 4.48 million subscribers at the end of 2015. Additionally, total subscribers decreased by less than 2%, with 4.55 million total subscribers at December 31, 2016 compared to 4.62 million total subscribers at December 31, 2015.

Revenues for HealthStream Patient Experience Solutions decreased approximately $343,000, or 1%, compared to 2015. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, decreased by $239,000, or 1% compared to 2015. The decline in our patient survey revenues is partially due to changes in product mix, such as the adoption of our e-survey products, which have both lower revenue and cost per survey than our traditional phone survey products. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively decreased by $101,000, or 1%, compared to 2015.

Revenues for HealthStream Provider Solutions increased approximately $10.6 million, or 78%, over 2015. Revenues from both the HLS and MAI acquisitions, which were consummated in March 2015 and August 2016, respectively, accounted for the majority of the increase in revenues during 2016. Revenues from the MAI acquisition, which was consummated on August 8, 2016, were approximately $2.6 million during 2016.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $7.2 million, or 8%, to $96.6 million for 2016 from $89.4 million for 2015. Cost of revenues as a percentage of revenues was approximately 43% of revenues for both 2016 and 2015. Cost of revenues for HealthStream Workforce Solutions increased approximately $3.8 million to $67.4 million and approximated 40% and 39% of revenues for HealthStream Workforce Solutions for 2016 and 2015, respectively. The increase in both amount and as a percentage of revenues is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, increased personnel costs, and other support costs. The increase was partially offset by a decrease in stock based compensation. Cost of revenues for HealthStream Patient Experience Solutions decreased approximately $697,000 to $21.7 million and approximated 64% and 65% of revenues for HealthStream Patient Experience Solutions for 2016 and 2015, respectively. The decrease in amount is primarily associated with lower personnel costs and stock based compensation. Cost of revenues for HealthStream Provider Solutions increased approximately $4.1 million to $7.6 million and approximated 32% and 26% of HealthStream Provider Solutions revenues for 2016 and 2015, respectively. The increase in amount and as a percentage of revenues is primarily the result of increased personnel and related costs, including additional personnel from MAI.

Product Development. Product development expenses increased approximately $4.7 million, or 19%, to $28.9 million for 2016 from $24.2 million for 2015. Product development expenses as a percentage of revenues were approximately 13% and 12% of revenues for 2016 and 2015, respectively.

Product development expenses for HealthStream Workforce Solutions increased approximately $1.0 million and approximated 12% of revenues for HealthStream Workforce Solutions for both 2016 and 2015. The increase in amount is due to additional personnel expenses associated with new product development initiatives for our subscription-based products. This increase was partially offset by lower stock based compensation. Product development expenses for HealthStream Patient Experience Solutions increased approximately $2.3 million and approximated 14% and 7% of revenues for HealthStream Patient Experience Solutions for 2016 and 2015, respectively. The increase in both amount and as a percentage of revenue is due to additional personnel expenses associated with new product development initiatives. Product development expenses for HealthStream Provider Solutions increased approximately $1.3 million and approximated 16% and 18% of revenues for HealthStream Provider Solutions for 2016 and 2015, respectively. The increase in amount is primarily the result of increased personnel costs, including additional personnel from MAI.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $3.4 million, or 10%, to $39.0 million for 2016 from $35.6 million for 2015. Sales and marketing expenses were approximately 17% of revenues for both 2016 and 2015.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $1.6 million and approximated 17% of revenues for HealthStream Workforce Solutions for both 2016 and 2015. The increase in amount is mainly due to additional personnel, sales commissions, and increased marketing spending. Sales and marketing expenses for HealthStream Patient Experience Solutions decreased approximately $446,000, and approximated 12% and 13% of revenues for HealthStream Patient Experience Solutions for 2016 and 2015, respectively. The decrease in both amount and as a percentage of revenues is primarily due to reduced marketing personnel and related costs. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $1.7 million, and approximated 22% and 26% of revenues for HealthStream Provider Solutions for 2016 and 2015, respectively. The increase in amount is primarily the result of increased personnel costs, sales commissions, and marketing spending. The unallocated corporate portion of sales and marketing expenses increased by $584,000 primarily due to additional marketing personnel and related costs.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $4.4 million, or 15%, to $33.7 million for 2016 from $29.3 million for 2015. Other general and administrative expenses as a percentage of revenues were approximately 15% and 14% of revenues for 2016 and 2015, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $1.4 million over 2015 primarily associated with increased technology infrastructure investments. Other general and administrative expenses for HealthStream Patient Experience Solutions increased approximately $443,000 over 2015 due to additional personnel and facility costs. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $1.3 million over 2015 primarily associated with increased personnel expenses and facility costs, including costs associated with the MAI acquisition. The unallocated corporate portion of other general and administrative expenses increased approximately $1.3 million over 2015, primarily associated with additional personnel and related costs, higher due diligence costs of approximately $260,000, and costs associated with the implementation of a new financial systems platform of approximately $600,000, which was substantially completed during the second quarter of 2016.

Depreciation and Amortization. Depreciation and amortization increased approximately $5.2 million, or 31%, to $22.2 million for 2016 from $17.0 million for 2015. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets from recent acquisitions (including amortization of software acquired for resale), and depreciation expense associated with capital expenditures.

Other Income (Expense), Net. Other income (expense), net was income of approximately $581,000 for 2016 compared to $162,000 for 2015. The increase is primarily associated with a gain recorded in relation to the acquisition of all of the remaining outstanding stock of Nursing Registry Consultants Corporation (See Note 5 in the Notes to Consolidated Financial Statements for further discussion), an increase in interest income from investments in marketable securities and lower interest expense.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $2.4 million for 2016 compared to $5.1 million for 2015. The Company’s effective tax rate was approximately 39% for 2016 compared to approximately 37% for 2015. The decrease in income tax expense during 2016 is attributable to lower taxable income compared to the prior year period.

Net Income. Net income decreased approximately $4.8 million, or 56%, to $3.8 million for 2016 compared to $8.6 million for 2015. The decrease resulted from the factors mentioned above. Earnings per diluted share were $0.12 per share for 2016 compared to $0.28 per diluted share for 2015.

Adjusted EBITDA (a non-GAAP financial measure which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) decreased approximately 12% to approximately $29.9 million for 2016 compared to $33.8 million for 2015. The decrease resulted from the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

2015 Compared to 2014

Revenues, net. Revenues increased approximately $38.3 million, or 22%, to $209.0 million for 2015 from $170.7 million for 2014. A comparison of revenues by business segment is as follows (in thousands):

Revenues by Business Segment:	2015	2014	Percentage Change
Workforce	$161,289	$134,242	20%
Patient Experience	34,193	31,901	7%
Provider	13,520	4,547	197%

Total revenues, net	$209,002	$170,690	22%

% of Revenues
Workforce	77%	79%
Patient Experience	16%	19%
Provider	7%	2%

Revenues for HealthStream Workforce Solutions increased approximately $27.0 million, or 20%, over 2014. Revenues from our subscription-based workforce products increased by $26.0 million, or 20% over 2014 due to a higher number of subscribers and more courseware consumption by subscribers. Annualized revenue per implemented subscriber increased by 7%, to $36.96 per subscriber at the end of 2015 compared to $34.43 per subscriber at the end of 2014. Implemented subscribers increased by 9% to 4.48 million subscribers at the end of 2015 compared to 4.15 million subscribers at the end of 2014. Additionally, total subscribers increased by 8%, with 4.62 million total subscribers at December 31, 2015 compared to 4.28 million total subscribers at December 31, 2014.

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

Revenues for HealthStream Provider Solutions increased approximately $9.0 million, or 197%, over 2014. Revenues from the HLS acquisition, which was consummated on March 16, 2015, were approximately $8.5 million during 2015. Revenues from other products increased by approximately $431,000, or 9% over 2014.

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

Product development expenses for HealthStream Workforce Solutions increased approximately $4.8 million and approximated 12% and 11% of revenues for HealthStream Workforce for 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is due to additional personnel expenses associated with new product development initiatives for our subscription-based products, as well as increased stock based compensation. Product development expenses for HealthStream Patient Experience Solutions increased approximately $1.0 million and approximated 7% and 4% of revenues for HealthStream Patient Experience Solutions in 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is due to additional personnel and related expenses compared to the prior year period. Product development expenses for HealthStream Provider Solutions increased approximately $2.0 million and approximated 18% and 11% of revenues for HealthStream Provider Solutions for 2015 and 2014, respectively. The increase in both amount and as a percentage of revenues is due primarily to the HLS acquisition.

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

Net Income. Net income decreased approximately $1.8 million, or 17%, to $8.6 million for 2015 from $10.4 million for 2014. This decrease was driven by the factors set forth above. Earnings per diluted share were $0.28 per share for 2015, compared to $0.37 per diluted share for 2014.

Adjusted EBITDA (a non-GAAP financial measure which we define as net income before interest, income taxes, stock-based compensation, and depreciation and amortization) increased by 17% to approximately $33.8 million for 2015 compared to $28.9 million for 2014. This improvement was driven by the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of this calculation to measures under US GAAP and disclosure regarding why we believe Adjusted EBITDA provides useful information to investors.

Reconciliation of Non-GAAP Financial Measures

This report contains certain non-GAAP financial measures, including non-GAAP net income, non-GAAP operating income, and adjusted EBITDA, which are used by management in analyzing the Company’s financial results and ongoing operational performance. These non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance which are prepared in accordance with US GAAP and may be different from non-GAAP financial measures used by other companies.

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

In recent years, including the March 2014 acquisition of HCCS, the March 2015 acquisition of HLS, and the August 2016 acquisition of MAI, the Company has acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, following the completion of any such acquisition, the Company may record a write-down of deferred revenue to fair value as defined in GAAP. If the Company is required to record a write-down of deferred revenue, it may result in lower recognized revenue, operating income and net income in subsequent periods.

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

	2016	2015	2014
GAAP net income	$3,755	$8,621	$10,394
Interest income	(574)	(401)	(265)
Interest expense	102	188	56
Income tax provision	2,393	5,098	6,127
Stock based compensation expense	1,968	3,280	1,625
Depreciation and amortization	22,207	16,997	10,931

Adjusted EBITDA	$29,851	$33,783	$28,868

GAAP operating income	$5,567	$13,557	$16,375
Adjustment for deferred revenue write-down	3,838	6,822	1,465

Non-GAAP operating income	$9,405	$20,379	$17,840

GAAP net income	$3,755	$8,621	$10,394
Adjustment for deferred revenue write-down, net of tax	2,345	4,287	921

Non-GAAP net income	$6,100	$12,908	$11,315

FINANCIAL OUTLOOK FOR 2017

The Company provides projections and other forward-looking information in this “Financial Outlook for 2017” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This section contains many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction in Part I of this Annual Report on Form 10-K and the risks and uncertainties described in Item 1A, Risk Factors and elsewhere in this document. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Item 1A, Risk Factors.

For 2017, we anticipate that consolidated revenues will grow 10 to 14 percent as compared to 2016. We anticipate that revenue growth in our Workforce Solutions segment will be in the three to seven percent range and five to eight percent in our Patient Experience Solutions segment. We anticipate our Provider Solutions segment’s revenue to grow 66 to 72 percent as compared to 2016.

We anticipate operating income for 2017 to increase between 50 and 65 percent as compared to 2016.

We anticipate that capital expenditures will be between $15 million and $17 million during 2017. We expect the annual effective income tax rate to range between 39 percent and 41 percent for 2017.

The aforementioned guidance does not include the impact from any acquisitions that we may complete during 2017.

SELECTED QUARTERLY OPERATING RESULTS

The following tables set forth selected statements of income data for each of the four quarters in the periods ended December 31, 2016 and December 31, 2015, respectively. The information for each quarter has been prepared on the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.

Revenues from our subscription-based products are recognized ratably over the subscription term. Survey and research revenues are impacted by seasonal factors resulting from the volume, timing, and frequency of survey cycles.

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$54,078	$54,793	$58,367	$58,737
Total operating costs and expenses	51,592	52,477	57,081	59,258

Income (loss) from operations	2,486	2,316	1,286	(521)
Net income (loss)	$1,501	$1,403	$1,162	$(311)

Net income (loss) per share (1):
Basic	$0.05	$0.04	$0.04	$(0.01)

Diluted	$0.05	$0.04	$0.04	$(0.01)

Weighted average shares of common stock outstanding:
Basic	31,666	31,736	31,739	31,743

Diluted	31,974	32,071	32,107	31,743

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$47,156	$52,145	$53,835	$55,866
Total operating costs and expenses	42,366	49,581	49,510	53,988

Income from operations	4,790	2,564	4,325	1,878
Net income	$2,722	$1,473	$2,614	$1,811

Net income per share (1):
Basic	$0.10	$0.05	$0.08	$0.06

Diluted	$0.10	$0.05	$0.08	$0.06

Weighted average shares of common stock outstanding:
Basic	27,703	29,234	31,643	31,646

Diluted	28,068	29,617	32,029	32,031

(1)	– Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the full year.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $24.2 million during 2016 and $34.9 million during 2015. The primary sources of cash were generated from receipts from the sales of our products and services. The decrease in cash flows from operating activities was significantly impacted by increases in accounts receivable, resulting from slower collections in our Provider Solutions segment, as well as reduced deferred revenue balances compared to the prior year. The number of days sales outstanding (DSO) was 66 days for 2016 and 61 days for 2015. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $56.7 million during 2016 and $134.9 million during 2015. During 2016, the Company utilized $55.3 million (net of cash acquired) for acquisitions, purchased $107.0 million of marketable securities, spent $9.7 million for capitalized software development, and purchased $5.1 million of property and equipment. These uses of cash were partially offset by maturities of marketable securities of $119.4 million and proceeds from the sale of long lived assets of $975,000. During 2015, the Company utilized $88.1 million (net of cash acquired) for business combinations, purchased $84.2 million of marketable securities, spent $7.3 million for capitalized software development, purchased $8.1 million of property and equipment, and made $2.0 million in non-marketable equity investments. These uses of cash were partially offset by maturities of marketable securities of $54.8 million.

Cash provided by financing activities was approximately $46,000 during 2016 and $100.0 million during 2015. During 2016, the primary source of cash from financing activities resulted from $217,000 of excess tax benefits from equity awards and $145,000 from the exercise of employee stock options. The primary uses of cash during 2016 related to $316,000 for payments of payroll taxes from stock based compensation arrangements. During 2015, the primary sources of cash from financing activities resulted from $98.0 million in proceeds from the issuance of 3.9 million shares of our common stock in our underwritten public offering that was completed on May 28, 2015, $3.0 million of excess tax benefits from equity awards, and $328,000 of proceeds from the exercise of employee stock options. The primary uses of cash during 2015 related to payments of payroll taxes from stock based compensation arrangements of $756,000 and earn-outs for prior business combinations of $633,000.

Our balance sheet reflects positive working capital of $82.5 million at December 31, 2016 compared to $120.4 million at December 31, 2015. The decrease in working capital was primarily due to the use of cash to fund acquisitions of approximately $55.3 million and slower collections from customers resulting in higher accounts receivable balances. The Company’s primary source of liquidity is $103.2 million of cash and cash equivalents and marketable securities. The Company also has a $50.0 million revolving credit facility loan agreement, all of which was available at December 31, 2016.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development and capital expenditures for at least the next 12 months.

The Company’s growth strategy includes acquiring businesses that provide complementary product and services. It is anticipated that future acquisitions, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. The revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to consolidated EBITDA (as defined in our credit facility) and an interest coverage ratio of consolidated EBITDA to interest expense. Therefore, the maximum borrowings against the revolving credit facility would be dependent on the covenant values at the time of borrowing. As of December 31, 2016, the Company was in material compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements primarily consist of operating leases, contractual obligations, and our revolving credit facility, which is described further in Note 13 to the Company’s consolidated financial statements contained elsewhere in this report.

The following table presents a summary of future anticipated payments due by the Company under contractual obligations with firm minimum commitments as of December 31, 2016, excluding amounts already recorded in the consolidated balance sheets (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	$5,044	$6,242	$1,853	$2,748	$15,887
Purchase obligations	416	61	—	—	477

Total	$5,460	$6,303	$1,853	$2,748	$16,364

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company currently anticipates adopting the standard using the modified retrospective approach effective January 1, 2018. The Company is in the process of implementing the standard, and has identified several key provisions that may result in changes to current accounting policies, systems and processes, and internal controls, including but not limited to the following: 1) Determining the relative selling price for software-as-a-service agreements, software licenses, software maintenance, and professional services in order to assign value to the separate performance obligations within a contract. Certain existing right to use arrangements are recognized over time because VSOE cannot be established, but may result in earlier revenue recognition under the new standard. 2) Capitalizing costs to acquire contracts, such as sales commissions, is not a current accounting policy; therefore we expect historical sales commissions, which have been expensed as incurred, will need to be evaluated for capitalization; 3) Ensuring the Company’s financial systems can record, calculate, summarize, and report the necessary information required by the standard, which will require additional investments in technology and resources. The Company is not currently able to quantify the financial impact of the Company’s adoption of this accounting standard on its future consolidated financial statements, but does anticipate adjustments to retained earnings upon adoption.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), which serves to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is permitted in any interim or annual period. The Company does not expect the adoption will have a material effect on its future consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2016, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $103.2 million at December 31, 2016. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $80,000.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

HealthStream, Inc.

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthStream, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HealthStream, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

HealthStream, Inc.

We have audited HealthStream, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). HealthStream, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, HealthStream, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of HealthStream, Inc. and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

February 27, 2017

HEALTHSTREAM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$49,634	$82,010
Marketable securities	53,540	66,976
Accounts receivable, net of allowance for doubtful accounts of $863 and $303 at December 31, 2016 and 2015, respectively	44,805	36,348
Accounts receivable - unbilled	2,581	1,998
Prepaid royalties, net of amortization	18,183	14,036
Other prepaid expenses and other current assets	8,694	8,169

Total current assets	177,437	209,537
Property and equipment, net	10,245	12,471
Capitalized software development, net of accumulated amortization of $31,787 and $24,130 at December 31, 2016 and 2015, respectively	16,310	13,955
Goodwill	109,765	83,073
Intangible assets, net of accumulated amortization of $16,445 and $8,685 at December 31, 2016 and 2015, respectively	78,364	55,966
Non-marketable equity investments	3,276	3,640
Other assets	603	927

Total assets	$396,000	$379,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,127	$4,616
Accrued royalties	13,161	9,053
Accrued liabilities	8,146	7,003
Accrued compensation and related expenses	1,994	3,308
Deferred revenue	68,542	65,098

Total current liabilities	94,970	89,078
Deferred tax liabilities	5,968	4,763
Deferred revenue, noncurrent	7,859	4,350
Other long term liabilities	1,095	1,058
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,748 and 31,647 shares issued and outstanding at December 31, 2016 and 2015, respectively	280,813	278,799
Retained earnings	5,346	1,591
Accumulated other comprehensive loss	(51)	(70)

Total shareholders’ equity	286,108	280,320

Total liabilities and shareholders’ equity	$396,000	$379,569

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended December 31,
	2016	2015	2014
Revenues, net	$225,974	$209,002	$170,690
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	96,634	89,386	74,145
Product development	28,897	24,214	16,463
Sales and marketing	39,004	35,589	29,867
Other general and administrative expenses	33,665	29,259	22,909
Depreciation and amortization	22,207	16,997	10,931

Total operating costs and expenses	220,407	195,445	154,315
Operating income	5,567	13,557	16,375
Other income, net	581	162	146

Income before income tax provision	6,148	13,719	16,521
Income tax provision	2,393	5,098	6,127

Net income	$3,755	$8,621	$10,394

Net income per share:
Basic	$0.12	$0.29	$0.38

Diluted	$0.12	$0.28	$0.37

Weighted average shares of common stock outstanding:
Basic	31,721	30,057	27,570

Diluted	32,068	30,436	28,023

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net income	$3,755	$8,621	$10,394
Other comprehensive income, net of taxes:
Unrealized gain (loss) on marketable securities	19	(33)	(6)

Total other comprehensive income (loss)	19	(33)	(6)
Comprehensive income	$3,774	$8,588	$10,388

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

			Retained Earnings	Accumulated Other	Total
	Common Stock		(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit)	Income (Loss)	Equity
Balance at December 31, 2013	27,327	$166,888	$(17,424)	$(31)	$149,433
Net income	—	—	10,394	—	10,394
Comprehensive loss	—	—	—	(6)	(6)
Issuance of common stock in acquisition	82	2,246	—	—	2,246
Stock based compensation	—	1,625	—	—	1,625
Tax benefits from equity awards	—	3,234	—	—	3,234
Common stock issued under stock plans, net of shares withheld for employee taxes	268	933	—	—	933

Balance at December 31, 2014	27,677	174,926	(7,030)	(37)	167,859
Net income	—	—	8,621	—	8,621
Comprehensive loss	—	—	—	(33)	(33)
Issuance of common stock	3,870	98,014	—	—	98,014
Stock donated to Company	(54)	—	—	—	0
Stock based compensation	—	3,280	—	—	3,280
Tax benefits from equity awards	—	3,008	—	—	3,008
Common stock issued under stock plans, net of shares withheld for employee taxes	154	(429)	—	—	(429)

Balance at December 31, 2015	31,647	278,799	1,591	(70)	280,320
Net income	—	—	3,755	—	3,755
Comprehensive income	—	—	—	19	19
Stock based compensation	101	1,968	—	—	1,968
Tax benefits from equity awards	—	217	—	—	217
Common stock issued under stock plans, net of shares withheld for employee taxes	—	(171)	—	—	(171)

Balance at December 31, 2016	31,748	$280,813	$5,346	$(51)	$286,108

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$3,755	$8,621	$10,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,207	16,997	10,931
Deferred income taxes	1,786	392	1,324
Share based compensation expense	1,968	3,280	1,625
Excess tax benefits from equity awards	(217)	(3,008)	(3,234)
Provision for doubtful accounts	640	284	237
(Gain) loss on non-marketable equity investments	(121)	117	65
Gain on sale of long-lived assets	—	(72)	—
Other	1,026	1,401	1,394
Changes in assets and liabilities, net of business combinations:
Accounts and unbilled receivables	(6,079)	(736)	(6,690)
Prepaid royalties	(4,008)	(1,006)	(4,174)
Other prepaid expenses and other current assets	(1,462)	(1,372)	(2,022)
Other assets	305	1,110	(1,761)
Accounts payable	(1,319)	(137)	2,442
Accrued royalties	3,691	(202)	820
Accrued liabilities, accrued compensation and related expenses, and other long-term liabilities	(884)	3,075	5,434
Deferred revenue	2,946	6,173	17,471

Net cash provided by operating activities	24,234	34,917	34,256

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(55,255)	(88,075)	(12,298)
Proceeds from maturities of marketable securities	119,395	54,799	52,625
Purchases of marketable securities	(106,965)	(84,228)	(44,341)
Payments to acquire equity method investments	—	(1,000)	(325)
Payments to acquire cost method investments	—	(1,000)	(1,000)
Proceeds for sale of long lived assets	975	—	—
Payments associated with capitalized software development	(9,721)	(7,265)	(5,658)
Purchases of property and equipment	(5,085)	(8,094)	(4,544)

Net cash used in investing activities	(56,656)	(134,863)	(15,541)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	98,014	—
Proceeds from exercise of stock options	145	328	1,094
Proceeds from borrowings under revolving line of credit facility	—	28,000	—
Repayments under revolving line of credit facility	—	(28,000)	—
Taxes paid related to net settlement of equity awards	(316)	(756)	(161)
Excess tax benefits from equity awards	217	3,008	3,234
Payment of earn-outs related to business combinations	—	(633)	(424)

Net cash provided by financing activities	46	99,961	3,743

Net increase (decrease) in cash and cash equivalents	(32,376)	15	22,458
Cash and cash equivalents at beginning of year	82,010	81,995	59,537

Cash and cash equivalents at end of year	$49,634	$82,010	$81,995

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$76	$190	$56

Income taxes paid	$2,496	$2,648	$1,641

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Receivable from sale of long-lived assets	$—	$975	0

Issuance of common stock in connection with business combinations	$—	$—	$2,246

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

Recently Adopted Accounting Standards

The Company adopted Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805) in January 2016. Under the provisions of the revised guidance, acquirers in a business combination must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company recorded a measurement period adjustment during the period ended March 31, 2016. See Note 5 Business Combinations for further discussion.

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

Revenue recognized from software and other arrangements is allocated to each element of the arrangement based on the relative fair values of the elements. While elements include software products and post contract customer support, the fair value of each element is based on vendor specific objective evidence (VSOE). For installed software products, if fair value cannot be determined for each undelivered element of the arrangement, all revenue from the arrangement is deferred until fair value can be determined or until all elements of the arrangement are delivered and customer acceptance has occurred. Sales of the Company’s SaaS-based workforce development platform products include customer support, implementation services, and training; therefore all revenues are deferred until the SaaS-based product is implemented, at which time revenues are recognized ratably over the subscription service period. In the event that circumstances occur, which give rise to uncertainty regarding the collectibility of contracted amounts, revenue recognition is suspended until such uncertainty is resolved. Fees for these services are billed on either a monthly, quarterly, or annual basis.

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

Revenues derived from the license of installed software products are recognized using the residual method upon delivery of the software, when VSOE of fair value for the undelivered elements within the contract can be established. If the Company cannot objectively determine the fair value of each undelivered element based on the VSOE of fair value, the Company defers revenue recognition until all elements are delivered, all services have been performed, or until fair value can be objectively determined. Software support and maintenance revenues are recognized ratably over the term of the related agreement.

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

Deferred Revenue

Deferred revenue represents amounts that have been billed or collected in advance of revenue recognition. The Company typically invoices customers in quarterly, bi-annual, or annual installments, and occasionally customers will pay for multi-year contracts in advance. Deferred revenue is reduced as the revenue recognition criteria are met.

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

Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense for the years ended December 31, were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Allowance Balance at End of Period
2016	$303	$640	$(80)	$863
2015	$331	$284	$(312)	$303
2014	$211	$237	$(117)	$331

Capitalized Software Development

Capitalized software development is stated on the basis of cost, and is presented net of accumulated amortization. The Company capitalizes costs incurred during the software development phase for projects when such costs are material. These assets are amortized using the straight-line method, generally ranging between three to five years. The Company capitalized approximately $10.0 million and $7.3 million during 2016 and 2015, respectively. Amortization of capitalized software development was approximately $7.7 million and $6.2 million during 2016 and 2015, respectively. Maintenance and operating costs are expensed as incurred. As of December 31, 2016 and 2015, there were no capitalized software development costs for computer software developed for resale.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company. At December 31, 2016 and 2015, our assets measured at fair value on a recurring basis consisted of marketable securities, which are classified as available for sale (see Note 4 – Marketable Securities). The Company did not have any financial liabilities that were subject to fair value measurements as of such dates.

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

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. The carrying amount of our goodwill is evaluated for impairment at least annually during the fourth quarter and whenever events or changes in facts or circumstances indicate that impairment may exist. In accordance with ASC 350, Intangibles – Goodwill and Other, companies may opt to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A qualitative assessment includes factors such as financial performance, industry and market metrics, and other factors affecting the reporting unit. If this assessment concludes that is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we must then compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting units using both income and market based models. These models require the use of various assumptions relating to cash flow projections, growth rates, discount rates and terminal value calculations. The Company did not recognize any impairment charges for the years ended December 31, 2016, 2015 or 2014.

As of December 31, 2016, intangible assets with remaining unamortized balances include contract rights and customer relationships, internally-developed technology and patents, non-competition agreements, and trade names. These intangible assets are considered to have definite useful lives and are being amortized on a straight line basis over periods typically ranging between three and fifteen years. The weighted average amortization period for definite lived intangible assets as of December 31, 2016 was 11.1 years. Intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable. There were no impairments identified or recorded for the years ended December 31, 2016, 2015, or 2014.

Long-Lived Assets

Long-lived assets to be held for use are reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate that an impairment of long-lived assets held for use is present. The Company measures any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates whether the carrying value of long-lived assets, including intangible assets, property and equipment, capitalized software development, and other assets will be recoverable. There were no impairments identified or recorded for the years ended December 31, 2016, 2015, or 2014.

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

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2016, 2015, and 2014 was approximately $1.0 million, $1.1 million, and $0.7 million, respectively.

Shipping and Handling Costs

Shipping and handling costs that are associated with our products and services are included in cost of revenues.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of December 31, 2016, the Company had established a valuation allowance of $654,000 for the portion of its net deferred tax assets that are not more likely than not expected to be realized.

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

Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. Common equivalent shares that have an anti-dilutive effect on diluted net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2016, 2015, and 2014.

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

The Company sells its products and services to various companies in the healthcare industry that are located in the United States. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from customers. An allowance for doubtful accounts is maintained for potentially uncollectible accounts receivable. The Company did not have any single customer representing over 10% of net revenues or accounts receivable during 2016, 2015, or 2014.

Stock Based Compensation

As of December 31, 2016, the Company maintains three stock based compensation plans under which awards are outstanding, which are described in Note 11. The Company accounts for stock based compensation using the fair-value based method for costs related to share-based payments, including stock options and restricted share units. The Company uses the Black Scholes option pricing model for calculating the fair value of option awards issued under its stock based compensation plan. The Company measures compensation cost of restricted share units based on the closing fair market value of the Company’s stock on the date of grant. Stock based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period. The Company recognizes tax benefits from stock based compensation if an excess tax benefit is realized. Excess tax benefits are recorded as an increase to common stock when realized.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company currently anticipates adopting the standard using the modified retrospective approach effective January 1, 2018. The Company is in the process of implementing the standard, and has identified several key provisions that may result in changes to current accounting policies, systems and processes, and internal controls, including but not limited to the following: 1) Determining the relative selling price for software-as-a-service agreements, software licenses, software maintenance, and professional services in order to assign value to the separate performance obligations within a contract. Certain existing right to use arrangements are recognized over time because VSOE cannot be established, but may result in earlier revenue recognition under the new standard. 2) Capitalizing costs to acquire contracts, such as sales commissions, is not a current accounting policy, therefore we expect historical sales commissions, which have been expensed as incurred, will need to be evaluated for capitalization; 3) Ensuring the Company’s financial systems can record, calculate, summarize, and report the necessary information required by the standard, which will require additional investments in technology and resources. The Company is not currently able to quantify the financial impact of the Company’s adoption of this accounting standard on its future consolidated financial statements, but does anticipate adjustments to retained earnings upon adoption.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), which serves to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is permitted in any interim or annual period. The Company does not expect the adoption will have a material effect on its future consolidated financial statements.

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

2. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of December 31, 2016 and 2015 was approximately 31.7 million and 31.6 million, respectively. The Company issued approximately 3.9 million shares of common stock in connection with an underwritten public offering, which was completed in May 2015, raising approximately $98.0 million of cash.

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

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ended December 31, 2016 (in thousands, except per share amounts):

	2016	2015	2014
Numerator:
Net income	$3,755	$8,621	$10,394

Denominator:
Weighted-average shares outstanding	31,721	30,057	27,570
Effect of dilutive shares	347	379	453

Weighted-average diluted shares	32,068	30,436	28,023

Basic earnings per share	$0.12	$0.29	$0.38

Diluted earnings per share	$0.12	$0.28	$0.37

Potentially dilutive shares representing approximately 38,000, 16,000, and 70,000 shares of common stock for 2016, 2015, and 2014, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

4. MARKETABLE SECURITIES

At December 31, 2016 and 2015, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$44,486	$—	$(50)	$44,436
Government-sponsored enterprise debt securities	9,105	1	(2)	9,104

Total	$53,591	$1	$(52)	$53,540

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Certificates of deposit	$1,000	$0	$0	$1,000
Corporate debt securities	66,046	0	(70)	65,976

Total	$67,046	$0	$(70)	$66,976

The carrying amounts of the marketable securities reported in the consolidated balance sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of December 31, 2016, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the years ended December 31, 2016 and 2015, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as a current asset on the balance sheet because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS

Morrisey Associates, Inc.

On August 8, 2016, Echo, Inc. (“Echo”), a wholly owned subsidiary of the Company, acquired all of the outstanding stock of Morrisey Associates, Inc. (“MAI”), a Chicago, Illinois based company that provides credentialing and privileging software to healthcare organizations. The acquisition of MAI allows the Company to expand its credentialing and privileging product offerings and solutions to healthcare organizations. The consideration paid for MAI consisted of approximately $48.0 million in cash, which the Company funded with cash on hand, and was not subject to any post-closing working capital or similar adjustment. The Company incurred approximately $953,000 in transaction costs, all of which were incurred during the year ended December 31, 2016. The transaction costs were recorded in other general and administrative expenses in the consolidated statements of income. The results of operations for MAI have been included in the Company’s consolidated financial statements from the date of acquisition, and are also included in the HealthStream Provider Solutions segment.

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$44,120
Cash held in escrow	3,880

Total consideration paid	$48,000

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Accounts receivable, net	3,402
Prepaid royalties and other prepaid assets	187
Property and equipment	75
Deferred tax assets	1,507
Goodwill	20,467
Intangible assets	27,400
Accounts payable and accrued liabilities	(1,031)
Deferred revenue	(4,007)

Net assets acquired	$48,000

The excess purchase price over the fair values of net tangible and intangible assets has been recorded as goodwill. The fair values of tangible and identifiable intangible assets and deferred revenue are based on management’s estimates and assumptions. The fair values of assets acquired and liabilities assumed are based on based on management’s estimates and assumptions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering MAI’s products, and expected synergies from integrating MAI with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $8.8 million to an estimated fair value of $4.0 million. The $4.8 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair value	Useful life
Customer relationships	$21,400	13 years
Developed technology	5,400	5 years
Trade name	600	6 years

Total intangible assets subject to amortization	$27,400

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS (continued)

The amounts of revenue and operating loss of MAI included in the Company’s consolidated statement of income from the date of acquisition of August 8, 2016 to the period ending December 31, 2016 are as follows (in thousands):

Total revenues	$2,581
Operating loss	$(2,358)

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and MAI, which was significant for purposes of the unaudited pro forma financial information disclosure, as though the companies were combined as of January 1, 2015 (in thousands, except per share data):

	Year Ended December 31,
	2016	2015
Total revenues	$236,205	$218,042

Net income	$6,610	$7,533

Basic earnings per share	$0.21	$0.25

Diluted earnings per share	$0.21	$0.25

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

The unaudited pro forma financial information for the years ended December 31, 2016 and 2015 combines the historical results of the Company and MAI for the years ended December 31, 2016 and 2015 and the pro forma adjustments listed above.

HealthLine Systems

On March 16, 2015, the Company acquired all of the membership interests of HealthLine Systems, LLC (“HLS”), a San Diego, California based company that specializes in credentialing, privileging, call center, and quality management solutions for the healthcare industry. The acquisition of HLS enabled the Company to provide a comprehensive solution set for healthcare provider credentialing, privileging, enrollment, referral, onboarding, and analytics in support of HealthStream’s approach to talent management for healthcare organizations. The consideration paid for HLS consisted of approximately $90.5 million in cash (taking into account an estimated closing working capital adjustment and the payment of an incremental tax indemnification claim by the Company as noted below). The Company incurred approximately $1.3 million in transaction costs associated with the acquisition, of which $965,000 were incurred during the year ended December 31, 2015 and $329,000 were incurred during the year ended December 31, 2014. The transaction costs were recorded in other general and administrative expenses in the consolidated statements of income for such periods. The results of operations for HLS have been included in the Company’s consolidated financial statements from the date of acquisition, and are also included in the HealthStream Provider Solutions segment.

A summary of the purchase price is as follows (in thousands):

Cash paid	$89,850
Cash held in escrow	679

Total consideration paid	$90,529

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$54
Accounts receivable, net	3,052
Prepaid assets	546
Property and equipment	200
Deferred tax assets	2,523
Goodwill	43,798
Intangible assets	47,200
Accounts payable and accrued liabilities	(1,085)
Deferred revenue	(5,979)

Net assets acquired	$90,309

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS (continued)

The total consideration paid does not equal the fair value of assets acquired and liabilities assumed due to the post measurement period adjustment discussed below. The excess of purchase price over the fair values of net tangible and intangible assets has been recorded as goodwill. The fair values of tangible and identifiable intangible assets, deferred tax assets, deferred revenue, and other liabilities are based on management’s estimates and assumptions. Included in the assets and liabilities assumed is an estimated indemnification asset of $300,000 and a contingent liability of $700,000, both of which are associated with tax liabilities. The contingent liability is measured based on management’s estimate of a range of probable outcomes. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering HLS’s products, and expected synergies from integrating HLS with other products or other combined functional areas within the Company. During the three months ended March 31, 2016, the Company received notice of an indemnification claim from the former owners of HLS pursuant to the terms of the membership interest purchase agreement. The terms of such agreement require the Company to indemnify such owners for incremental taxes incurred as the result of the structure of the acquisition, which had favorable tax aspects to the Company. The Company recorded a measurement period adjustment in relation to the claim that increased goodwill by approximately $2.2 million during the three months ended March 31, 2016. The additional goodwill is deductible for U.S. income tax purposes. The goodwill balance excluding such measurement period adjustment is also deductible for U.S. income tax purposes. During the three months ended September 30, 2016, the Company agreed to settle this indemnification claim for approximately $2.4 million in respect of such tax indemnification provision in the membership interest purchase agreement, a difference of approximately $200,000 from the $2.2 million measurement period adjustment. The Company surpassed the one year measurement period as of the period ended March 31, 2016; accordingly, in accordance with requisite accounting guidance, the $200,000 difference has been reflected as a charge against net income for the year ended December 31, 2016. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $15.0 million to an estimated fair value of $6.0 million. The $9.0 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair value	Useful life
Customer relationships	$42,600	13 years

Developed technology	3,700	5 years
Trade names	900	6 years

Total intangible assets subject to amortization	$47,200

The amounts of revenue and operating income (loss) of HLS included in the Company’s consolidated statement of income from the date of acquisition of March 16, 2015 to the period ending December 31, 2015 are as follows (in thousands):

Total revenues	$8,543

Operating loss	$(2,541)

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and HLS, which was significant for purposes of the unaudited pro forma financial information disclosure, as though the companies were combined as of January 1, 2015 (in thousands, except per share data):

	Year Ended December 31,
	2016	2015
Total revenues	$227,834	$219,108

Net income	$4,924	$13,551

Basic earnings per share	$0.16	$0.45

Diluted earnings per share	$0.15	$0.44

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

The unaudited pro forma financial information for the years ended December 31, 2016 and 2015 combines the historical results of the Company and HLS for the years ended December 31, 2016 and 2015 and the pro forma adjustments listed above.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS (continued)

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

Other Business Combinations

On June 30, 2016, the Company acquired all of the stock of Performance Management Services, Inc. (“PMSI”), a Company based in Tustin, California focused on competency-based performance development for nurses, for $4.0 million in cash and up to an additional $500,000 of contingent consideration. The acquisition, including associated transaction costs, is not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on management’s estimates of fair value. The results of operations for PMSI are included in the Company’s consolidated financial statements from the date of acquisition and are included in the HealthStream Workforce Solutions segment.

On July 25, 2016, the Company purchased all of the outstanding stock of Nursing Registry Consultants Corporation (“Nurse Competency”) not previously held by the Company for approximately $1.0 million in cash and up to an additional $75,000 in contingent consideration. Nurse Competency provides SaaS-based clinical assessment and testing products to the healthcare industry. The Company previously held a 32% minority equity interest in Nurse Competency and had accounted for such interest as an equity method investment. The fair value of the minority equity interest as of the July 25, 2016 acquisition date was approximately $484,000 and was determined in accordance with the fair value of the controlling interest acquired with consideration given to acquisition premiums, where applicable. The Company recorded a gain of approximately $225,000 to account for the difference between the noted acquisition date fair value of the minority equity interest and the carrying value as of such date. The gain is included in other income (expense), net in the consolidated statement of income for the year ended December 31, 2016. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on management’s estimates of fair value. The results of operations for Nurse Competency are included in the Company’s consolidated financial statements from the date of acquisition and are included in the HealthStream Workforce Solutions segment.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2016	2015
Equipment	$20,885	$23,057
Leasehold improvements	5,025	4,435
Furniture and fixtures	4,862	4,338

Gross property and equipment	30,772	31,830
Accumulated depreciation and amortization	(20,527)	(19,359)

Property and equipment, net	$10,245	$12,471

Depreciation of property and equipment totaled approximately $6.8 million and $5.3 million for the years ended December 31, 2016 and 2015, respectively.

7. GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	Workforce	Patient Experience	Provider	Total
Balance at January 1, 2016	$12,336	$24,154	$46,583	$83,073
Acquisition of HealthLine Systems, LLC.	—	—	2,180	2,180
Acquisition of Morrisey Associates, Inc.	—	—	20,467	20,467
Other business combinations	4,045	—	—	4,045

Balance at December 31, 2016	$16,381	$24,154	$69,230	$109,765

	Workforce	Patient Experience	Provider	Total
Balance at January 1, 2015	$12,336	$24,154	$5,424	$41,914
Acquisition of HealthLine Systems, LLC	—	—	41,618	41,618
Disposal of long lived assets	—	—	(459)	(459)

Balance at December 31, 2015	$12,336	$24,154	$46,583	$83,073

During the three months ended March 31, 2016, the Company recorded approximately $2.2 million of additional goodwill in relation to the March 2015 acquisition of HealthLine Systems, LLC. Such amount relates to the measurement period adjustment previously mentioned in Note 5 under the caption “HealthLine Systems.” During the quarter ended December 31, 2015, the Company disposed of certain long lived assets meeting the definition of a business. Accordingly, we have allocated approximately $459,000 of reporting unit goodwill to this disposition of assets pursuant to ASC 350, Intangibles – Goodwill and other.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS

Intangible assets other than goodwill are considered to have finite useful lives. Customer related intangibles are amortized over their estimated useful lives ranging from five to thirteen years. Other intangible assets include non-competition agreements, technology and patents, and trade names, and are being amortized over periods ranging from three to nine years. During the quarter ended December 31, 2015, the Company retired approximately $10.7 million of fully amortized identifiable intangible assets. Gross amounts and related accumulated amortization presented below as of December 31, 2015 are reflective of such retirements. Additionally, amounts presented below as of December 31, 2016 and December 31, 2015 are inclusive of identifiable intangible assets recorded in relation to our acquisitions of Morrisey Associates, Inc. and HealthLine Systems, LLC, as well as other business combinations (see Note 5 – Business Combinations). Amortization of intangible assets was approximately $7.8 million and $5.6 million for the years ended December 31, 2016 and 2015, respectively.

Identifiable intangible assets are comprised of the following (in thousands):

	As of December 31, 2016			As of December 31, 2015
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer related	$77,985	$(11,539)	$66,446	$55,571	$(6,068)	$49,503
Other	16,824	(4,906)	11,918	9,080	(2,617)	6,463

Total	$94,809	$(16,445)	$78,364	$64,651	$(8,685)	$55,966

The expected future annual amortization expense for the years ending December 31, is as follows (in thousands):

2017	$9,549
2018	9,437
2019	8,792
2020	8,139
2021	7,356
Thereafter	35,091

Total	$78,364

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, gains and losses from equity investments, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the years ended December 31, 2016, 2015 and 2014 (in thousands).

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BUSINESS SEGMENTS (continued)

Revenues, net:	2016	2015	2014
Workforce	$168,040	$161,289	$134,242
Patient Experience	33,850	34,193	31,901
Provider	24,084	13,520	4,547

Total revenues, net	$225,974	$209,002	$170,690

Operating income:	2016	2015	2014
Workforce	$37,329	$39,986	$35,374
Patient Experience	(522)	1,548	810
Provider	(2,443)	(2,559)	826
Unallocated	(28,797)	(25,418)	(20,635)

Total operating income	$5,567	$13,557	$16,375

	Assets *			Purchases of long-lived assets			Depreciation and amortization
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Workforce	$96,323	$82,375	$81,116	$9,266	$11,403	$7,179	$8,243	$6,693	$4,813
Patient Experience	35,988	34,902	34,536	1,123	2,007	1,277	1,144	1,061	1,272
Provider	155,011	100,948	10,976	2,026	332	200	6,061	3,986	683
Unallocated	108,678	161,344	130,634	2,135	1,617	1,546	6,759	5,257	4,163

Total	$396,000	$379,569	$257,262	$14,550	$15,359	$10,202	$22,207	$16,997	$10,931

*	Segment assets include accounts and unbilled receivables, prepaid royalties, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

10. INCOME TAXES

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current federal	$(271)	$3,608	$3,198
Current state	877	1,098	1,605
Deferred federal	1,489	501	1,092
Deferred state	298	(109)	232

Provision for income taxes	$2,393	$5,098	$6,127

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of income is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal tax provision at the statutory rate	$2,152	$4,802	$5,782
State income tax provision, net of federal benefit	539	673	1,350
Tax credits	(560)	(425)	(1,160)
Change in state valuation allowance	308	(8)	37
Other	(46)	56	118

Provision for income taxes	$2,393	$5,098	$6,127

Management periodically assesses the realizability of its deferred tax assets, and to the extent that a recovery is not likely, a valuation allowance is established to reduce the deferred tax asset to the amount estimated to be recoverable. At December 31, 2016, a valuation allowance of $654,000 exists.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (continued)

As of December 31, 2016, the Company had federal and state net operating loss carryforwards of $478,000 and $17.6 million, respectively. These loss carryforwards will expire in years 2017 through 2026. The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years 2015 through 2016. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2015 are also subject to examination and adjustment. The Company has completed examinations with the Internal Revenue Service for tax years 2013 and 2014. The Company has research and development tax credit carryforwards of $2.7 million that expire in varying amounts through 2036. As of December 31, 2016, the Company had alternative minimum tax credit carryforwards of $837,000 that are available to offset future regular tax liabilities and they do not expire.

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2016 and 2015, are as follows (in thousands):

	December 31,
	2016	2015
Balance at beginning of year	$658	$2,168
Additions for tax positions in the current year	64	351
Reductions for tax positions of prior years	(325)	(1,861)

Balance at end of year	$397	$658

The Company recognized approximately $18,000 and $14,000 for interest and penalties related to unrecognized tax benefits within the provision for income taxes during the years ended December 31, 2016 and 2015, respectively. Unrecognized tax benefits included tax positions of approximately $350,000 and $308,000 at December 31, 2016 and 2015, respectively, that if recognized would impact the Company’s effective tax rate. The reduction for tax positions of prior years reflected in the table above as of December 31, 2016 relates to an amended return filed with the IRS. The Company estimates that it is reasonably possible the liability for unrecognized tax benefits could decrease up to $46,000 within the next 12 months.

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$332	$122
Accrued liabilities	1,275	2,062
Tax credits	1,397	816
Stock based compensation	1,171	1,107
Deferred revenue	1,818	1,563
Depreciation	1,119	348
Basis difference on investments	316	80
Net operating loss carryforwards	743	407

Total deferred tax assets	8,171	6,505
Less: Valuation allowance	(654)	(346)

Deferred tax assets, net of valuation allowance	7,517	6,159
Deferred tax liabilities:
Deductible goodwill	3,267	2,646
Nondeductible intangible assets	2,523	1,806
Prepaid assets	1,894	1,911
Capitalized software development	5,801	4,559

Total deferred tax liabilities	13,485	10,922

Net deferred tax liabilities	$(5,968)	$(4,763)

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK BASED COMPENSATION

Stock Incentive Plans

The Company’s 2016 Omnibus Incentive Plan (2016 Plan), 2010 Stock Incentive Plan (2010 Plan) and 2000 Stock Incentive Plan (2000 Plan; collectively, the 2016 Plan, the 2010 Plan and the 2000 Plan referred to as the Plan) authorize the grant of options, restricted share units (RSU), or other forms of stock based compensation to employees, officers, directors and others, and such grants must be approved by the Compensation Committee of the Board of Directors. Options granted under the Plan have terms of no more than ten years, with certain restrictions. The Plan allows the Compensation Committee of the Board of Directors to determine the vesting period and parameters of each grant. The vesting period of the options and RSUs granted has historically ranged from immediate vesting to annual vesting up to four years, generally beginning one year after the grant date. As of December 31, 2016, approximately 1.5 million shares of unissued common stock remained reserved for future stock incentive grants under the 2016 Plan. The Company issues new shares of common stock when options are exercised or when RSUs become vested.

Stock Option Activity

A summary of activity and various other information relative to stock options for the year ended December 31, 2016 is presented in the tables below (in thousands, except exercise price).

	Common Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	520	$6.41
Granted	—	—
Exercised	(44)	3.33
Expired	—	—
Forfeited	—	—

Outstanding at end of period	476	$6.74	$8,716

Exercisable at end of period.	476	$6.74	$8,716

The aggregate intrinsic value for stock options in the table above represents the total difference between the Company’s closing stock price on December 30, 2016 (the last trading day of the year) of $25.05 per share and the option exercise price, multiplied by the number of in-the-money options as of December 31, 2016. The weighted average remaining contractual term of options outstanding at December 31, 2016 was 1.6 years. Options exercisable at December 31, 2016 have a weighted average remaining contractual term of 1.6 years.

Other information relative to option activity during the three years ended December 31, 2016 is as follows (in thousands):

	2016	2015	2014
Total grant date fair value of stock options vested	$—	$232	$630

Total intrinsic value of stock options exercised	$820	$1,662	$5,912

Cash proceeds from exercise of stock options	$146	$328	$1,094

Restricted Share Unit Activity

A summary of activity relative to RSUs for the year ended December 31, 2016 is as follows (in thousands, except weighted average grant date fair value):

	Number of RSU’s	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	218	$25.21
Granted	116	20.72
Vested	(74)	24.54

Forfeited	(7)	24.50

Outstanding at end of period	253	$23.36	$6,331

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK BASED COMPENSATION (continued)

The aggregate fair value of RSU awards that vested in 2016 and 2015, as of the respective vesting dates, was approximately $1.5 million and $1.4 million, respectively. A portion of RSUs that vested in 2016 and 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for RSUs during 2016 and 2015 were 15,373 and 8,922, respectively, and were based on the value of the RSUs on their respective settlement dates as determined by the Company’s closing stock price. Total payments related to RSUs for the employees’ tax obligations to taxing authorities were approximately $316,000 in 2016 and $230,000 in 2015, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Stock Based Compensation

Total stock based compensation expense, which is recorded in our consolidated statements of income, recorded for the years ended December 31, is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenues (excluding depreciation and amortization)	$144	$824	$86
Product development	178	569	201
Sales and marketing	239	547	224
Other general and administrative	1,407	1,340	1,114

Total stock based compensation expense	$1,968	$3,280	$1,625

The Company amortizes the fair value of all stock based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally is the vesting period. As of December 31, 2016, total unrecognized compensation expense related to non-vested stock options and RSUs was approximately $3.1 million, net of estimated forfeitures, with a weighted average expense recognition period remaining of 2.4 years. The Company realized approximately $217,000 of excess tax benefits related to stock based awards during the year ended December 31, 2016, which was recorded as an increase to common stock.

Stock based compensation cost for RSUs is measured based on the closing fair market value of the Company’s stock on the date of grant. Stock based compensation cost for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The Company did not grant any stock options during 2016, 2015, or 2014.

Stock Awards

During June 2015, the Company’s Chief Executive Officer (“CEO”), Robert A. Frist, Jr., entered into an agreement with the Company pursuant to which he contributed 54,241 of his personally owned shares of HealthStream, Inc. common stock to the Company, without any consideration paid to him. In connection with this contribution, the Company approved the grant of 49,310 shares of HealthStream, Inc. common stock to over 600 employees who were not otherwise eligible to receive equity awards and had at least one year of service with the Company. The Company recognized approximately $1.5 million of stock based compensation expense for these stock awards during the three months ended June 30, 2015 based on the closing fair market value of the Company’s stock on the date of the Company’s approval of these grants. In connection with these equity awards, effective in the second quarter of 2015, the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 17,279, and were based on the value of the stock awards on the date of the Company’s approval of these grants, as determined by the Company’s closing stock price on that date. Total payments related to the employees’ tax obligations to taxing authorities for these stock awards were approximately $526,000, and are reflected as a financing activity within the consolidated statements of cash flows for the year ended December 31, 2015. These share withholdings had the effect of share repurchases by the Company as they reduced and retired the number of shares otherwise issuable as a result of the stock awards and did not represent an expense to the Company.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, subject to IRS limitations. The Company elected to provide eligible employees with matching contributions totaling approximately $391,000 and $645,000 for the years ended December 31, 2016 and 2015, respectively.

13. DEBT

At December 31, 2016 and 2015, the Company had no debt outstanding.

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

As of December 31, 2016, the Company was in material compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of December 31, 2016 and there were no borrowings under the Revolving Credit Facility during the year ended December 31, 2016. During the three months ended March 31, 2015, the Company borrowed approximately $28.0 million under the Revolving Credit Facility. During the three months ended June 30, 2015, the Company repaid approximately $28.0 million of balances previously outstanding under the Revolving Credit Facility from proceeds received in the Company’s public offering of 3,869,750 shares which closed on May 28, 2015.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LEASES

The Company has non-cancellable operating leases primarily for office space, hosting facilities, and office equipment. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. The Company accounts for these leases by recognizing rent expense on a straight-line basis and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The terms of the lease agreements generally provide the Company the option to renew. The Company also leases certain office equipment under operating leases. Total rent expense under all operating leases was approximately $5.6 million, $4.3 million, and $3.1 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

Future rental payment commitments at December 31, 2016 under non-cancelable operating leases, with initial terms of one year or more, are as follows (in thousands):

2017	$5,044
2018	4,034
2019	2,208
2020	1,027
2021	826
Thereafter	2,748

Total minimum lease payments	$15,887

The Company subleases certain of its office space included above under non-cancellable leases and is due to receive future minimum rental payments of approximately $157,000 and $148,000 for the years ended December 31, 2017 and December 31, 2018, respectively.

15. COLLABORATIVE ARRANGEMENT

The Company participates in a collaborative arrangement, SimVenturesTM, with Laerdal Medical A/S (Laerdal Medical). The Company receives 50 percent of the profits or losses generated from this collaborative arrangement. The parties did not form a separate legal entity as part of the collaborative arrangement; therefore, the Company accounts for SimVentures as a collaborative arrangement in accordance with applicable accounting guidance. For the year ended December 31, 2016, the Company recorded approximately $2.7 million of revenues and $1.4 million of expenses related to the collaborative arrangement. For the year ended December 31, 2015, the Company recorded approximately $2.2 million of revenues and $1.8 million of expenses related to the collaborative arrangement.

16. LITIGATION

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

17. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2015, the Company’s CEO, Robert A. Frist, Jr., entered into an agreement with the Company pursuant to which he contributed 54,241 of his personally owned shares of HealthStream, Inc. common stock to the Company, without any consideration paid to him. In connection with this contribution, the Company approved the grant of 49,310 shares of common stock to over 600 employees, with a fair market value of approximately $1.5 million. Mr. Frist contributed 4,931 of the contributed shares noted above to take into account the estimated Company costs, such as administrative expenses and employer payroll taxes associated with the grants (See Note 11).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2016. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to directors of the Company and corporate governance is incorporated by reference from the information to be contained in our proxy statement for the 2017 Annual Meeting of Shareholders (2017 Proxy Statement) that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation

Incorporated by reference from the information to be contained in the Company’s 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information to be contained in the Company’s 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information to be contained in the Company’s 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information to be contained in the Company’s 2017 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits

Number	Description

2.1(1)	Membership Interest Purchase Agreement, dated as of February 12, 2015, between HealthStream, Inc., Littrell Holdings, Inc., HealthLine Systems, Inc., the Shareholders of HealthLine Systems, Inc., and Dan Littrell in his individual capacity and as the Shareholders Representative.

2.2(2)	Stock Purchase Agreement, by and between Echo, Inc. and Morrisey Holdings, Inc., dated August 8, 2016.

3.1*	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

3.2(8)*	Form of Second Amended and Restated Bylaws of HealthStream, Inc.

4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2*	Reference is made to Exhibits 3.1 and 3.2.

10.1^*	2000 Stock Incentive Plan, effective as of April 10, 2000

10.2^(6)	2010 Stock Incentive Plan, effective as of May 27, 2010

10.3^*	Form of Indemnification Agreement

10.4^(3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

10.5^(4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Employees) under 2010 Stock Incentive Plan

10.6^(4)	Form of HealthStream, Inc. Incentive Stock Option Agreement (Employees) under 2010 Stock Incentive Plan

10.7^(4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Directors) under 2010 Stock Incentive Plan

10.8^(5)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers) under 2010 Stock Incentive Plan

10.9^(5)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director) under 2010 Stock Incentive Plan

10.10(7)	Revolving Credit Agreement, dated November 24, 2014, by and among HealthStream, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent, issuing bank, and swingline lender

10.11^	Summary of Director and Executive Officer Compensation

10.12^(9)	HealthStream, Inc. 2015 Cash Incentive Bonus Plan

10.13(9)	Contribution Agreement, dated as of June 30, 2015, between HealthStream, Inc. and Robert A. Frist, Jr.

10.14^(10)	Letter Agreement, dated as of September 24, 2015, between HealthStream, Inc. and Michael Sousa.

10.15^(10)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2010 Stock Incentive Plan between HealthStream, Inc. and Michael Sousa.

10.16^(10)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Cumulative) under 2010 Stock Incentive Plan between HealthStream, Inc. and Michael Sousa.

10.17^(10)	2015 Provider Solutions Cash Incentive Bonus Plan.

10.18^(11)	2016 Omnibus Plan.

10.19^	Form of HealthStream, Inc. Restricted Share Unit Agreement (Cumulative) under 2016 Omnibus Plan between HealthStream, Inc. and Michael Sousa.

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
^	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 13, 2015.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated August 8, 2016.
(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(4)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated June 1, 2010.
(5)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012 filed with the SEC on April 30, 2012.
(6)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.
(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 25, 2014.
(8)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 23, 2015.
(9)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2015, filed with the SEC on July 31, 2015.
(10)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2015, filed with the SEC on October 30, 2015.
(11)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 26, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February, 2017.

HEALTHSTREAM, INC.

By:	/s/ ROBERT A. FRIST, JR.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ ROBERT A. FRIST, JR. Robert A. Frist, Jr.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 27, 2017

/s/ GERARD M. HAYDEN, JR. Gerard M. Hayden, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	February 27, 2017

/s/ THOMPSON DENT Thompson Dent	Director	February 27, 2017

/s/ FRANK GORDON Frank Gordon	Director	February 27, 2017

/s/ C. MARTIN HARRIS C. Martin Harris	Director	February 27, 2017

/s/ JEFFREY L. MCLAREN Jeffrey L. McLaren	Director	February 27, 2017

/s/ DALE POLLEY Dale Polley	Director	February 27, 2017

/s/ LINDA REBROVICK Linda Rebrovick	Director	February 27, 2017

/s/ MICHAEL SHMERLING Michael Shmerling	Director	February 27, 2017

/s/ WILLIAM STEAD William Stead	Director	February 27, 2017

/s/ DEBORAH TAYLOR TATE Deborah Taylor Tate	Director	February 27, 2017

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Membership Interest Purchase Agreement, dated as of February 12, 2015, between HealthStream, Inc., Littrell Holdings, Inc., HealthLine Systems, Inc., the Shareholders of HealthLine Systems, Inc., and Dan Littrell in his individual capacity and as the Shareholders Representative.

2.2(2)	Stock Purchase Agreement, by and between Echo, Inc. and Morrisey Holdings, Inc., dated August 8, 2016.

3.1*	Form of Fourth Amended and Restated Charter of HealthStream, Inc.

3.2(8)*	Form of Second Amended and Restated Bylaws of HealthStream, Inc.

4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.

4.2*	Reference is made to Exhibits 3.1 and 3.2.

10.1^*	2000 Stock Incentive Plan, effective as of April 10, 2000

10.2^(6)	2010 Stock Incentive Plan, effective as of May 27, 2010

10.3^*	Form of Indemnification Agreement

10.4^(3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.

10.5^(4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Employees) under 2010 Stock Incentive Plan

10.6^(4)	Form of HealthStream, Inc. Incentive Stock Option Agreement (Employees) under 2010 Stock Incentive Plan

10.7^(4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Directors) under 2010 Stock Incentive Plan

10.8^(5)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers) under 2010 Stock Incentive Plan

10.9^(5)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director) under 2010 Stock Incentive Plan

10.10(7)	Revolving Credit Agreement, dated November 24, 2014, by and among HealthStream, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent, issuing bank, and swingline lender

10.11^	Summary of Director and Executive Officer Compensation

10.12^(9)	HealthStream, Inc. 2015 Cash Incentive Bonus Plan

10.13(9)	Contribution Agreement, dated as of June 30, 2015, between HealthStream, Inc. and Robert A. Frist, Jr.

10.14^(10)	Letter Agreement, dated as of September 24, 2015, between HealthStream, Inc. and Michael Sousa.

10.15^(10)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2010 Stock Incentive Plan between HealthStream, Inc. and Michael Sousa.

10.16^(10)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Cumulative) under 2010 Stock Incentive Plan between HealthStream, Inc. and Michael Sousa.

10.17^(10)	2015 Provider Solutions Cash Incentive Bonus Plan.

10.18^(11)	2016 Omnibus Plan.

10.19^	Form of HealthStream, Inc. Restricted Share Unit Agreement (Cumulative) under 2016 Omnibus Plan between HealthStream, Inc. and Michael Sousa.

21.1	Subsidiaries of HealthStream, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.2 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
^	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 13, 2015.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated August 8, 2016.
(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(4)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated June 1, 2010.
(5)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012 filed with the SEC on April 30, 2012.
(6)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.
(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 25, 2014.
(8)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 23, 2015.
(9)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2015, filed with the SEC on July 31, 2015.
(10)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2015, filed with the SEC on October 30, 2015.
(11)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 26, 2016.