Form 10-Q
period 2017-03-31
HEALTHSTREAM INC
filed 2017-05-01
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒ Accelerated filer ☐	Smaller reporting company	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, there were 31,882,227 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,034	$49,634
Marketable securities	62,265	53,540
Accounts receivable, net of allowance for doubtful accounts of $956 and $863 at March 31, 2017 and December 31, 2016, respectively	39,267	44,805
Accounts receivable - unbilled	2,890	2,581
Prepaid royalties, net of amortization	18,613	18,183
Other prepaid expenses and other current assets	7,965	8,694

Total current assets	184,034	177,437
Property and equipment, net	10,494	10,245
Capitalized software development, net of accumulated amortization of $34,045 and $31,787 at March 31, 2017 and December 31, 2016, respectively	17,652	16,310
Goodwill	109,765	109,765
Intangible assets, net of accumulated amortization of $18,846 and $16,445 at March 31, 2017 and December 31, 2016, respectively	75,963	78,364
Non-marketable equity investments	3,271	3,276
Other assets	645	603

Total assets	$401,824	$396,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,837	$3,127
Accrued royalties	12,137	13,161
Accrued liabilities	7,656	8,146
Accrued compensation and related expenses	2,192	1,994
Deferred revenue	72,306	68,542

Total current liabilities	98,128	94,970
Deferred tax liabilities	4,556	5,968
Deferred revenue, noncurrent	7,790	7,859
Other long term liabilities	1,590	1,095
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,840 and 31,748 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	280,986	280,813
Retained earnings	8,823	5,346
Accumulated other comprehensive loss	(49)	(51)

Total shareholders’ equity	289,760	286,108

Total liabilities and shareholders’ equity	$401,824	$396,000

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues, net	$59,870	$54,078
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	26,276	22,900
Product development	6,599	7,018
Sales and marketing	10,834	8,557
Other general and administrative expenses	7,941	7,976
Depreciation and amortization	6,387	5,140

Total operating costs and expenses	58,037	51,591
Operating income	1,833	2,487
Other income, net	130	18

Income before income tax provision	1,963	2,505
Income tax provision	678	1,004

Net income	$1,285	$1,501

Earnings per share:
Basic	$0.04	$0.05

Diluted	$0.04	$0.05

Weighted average shares of common stock outstanding:
Basic	31,774	31,666

Diluted	32,104	31,970

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$1,285	$1,501
Other comprehensive income, net of taxes:
Unrealized gain on marketable securities	2	56

Total other comprehensive income	2	56

Comprehensive income	$1,287	$1,557

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2017

(In thousands)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2016	31,748	$280,813	$5,346	$(51)	$286,108
Cumulative effect of accounting change	—	—	2,192	—	2,192
Net income	—	—	1,285	—	1,285
Comprehensive income	—	—	—	2	2
Stock based compensation	—	441	—	—	441
Common stock issued under stock plans, net of shares withheld for employee taxes	92	(268)	—	—	(268)

Balance at March 31, 2017	31,840	$280,986	$8,823	$(49)	$289,760

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$1,285	$1,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,387	5,140
Stock based compensation expense	441	500
Provision for doubtful accounts	200	90
Deferred income taxes	526	—
Loss on non-marketable equity investments	5	43
Other	148	339
Changes in operating assets and liabilities:
Accounts and unbilled receivables	5,028	4,451
Prepaid royalties	(430)	(1,027)
Other prepaid expenses and other current assets	730	789
Other assets	(42)	314
Accounts payable	(147)	(1,879)
Accrued royalties	(1,024)	768
Accrued liabilities and accrued compensation and related expenses and other long-term liabilities	(276)	(2,099)
Deferred revenue	3,696	(3,218)

Net cash provided by operating activities	16,527	5,712

INVESTING ACTIVITIES:
Proceeds from sale of long-lived assets	—	975
Proceeds from maturities of marketable securities	19,340	40,916
Purchases of marketable securities	(28,211)	(41,912)
Payments associated with capitalized software development	(2,970)	(1,990)
Purchases of property and equipment	(1,018)	(2,685)

Net cash used in investing activities	(12,859)	(4,696)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	99	55
Taxes paid related to net settlement of equity awards	(367)	(288)

Net cash used in financing activities	(268)	(233)

Net increase in cash and cash equivalents	3,400	783
Cash and cash equivalents at beginning of period	49,634	82,010

Cash and cash equivalents at end of period	$53,034	$82,793

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The balance sheet at December 31, 2016 is consistent with the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2016 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2017).

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Recently Adopted

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017. As a result of the adoption, the Company recorded an adjustment to retained earnings of approximately $2.2 million to recognize deferred tax assets associated with previous excess tax benefits on stock based compensation that had not been previously recognized because the related tax deduction had not reduced income taxes payable. The Company elected to continue to estimate expected forfeitures rather than account for them as they occur, and to prospectively reflect the presentation of excess tax benefits on the statement of cash flows as an operating activity. In addition, effective January 1, 2017, excess tax benefits or deficiencies from equity based awards is reflected in the statement of income as a component of the provision for income taxes.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. With the elimination of Step 2, entities will measure goodwill for impairment by comparing the fair value of the reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting units fair value, only to the extent of the carrying value of goodwill allocated to that reporting unit. The Company elected to early adopt ASU 2017-04 effective January 1, 2017 and is required to apply the new guidance on a prospective basis. The adoption is not expected to have a material effect on the Company’s consolidated financial statements. The Company anticipates the new guidance will make the goodwill impairment evaluation process more efficient and cost effective.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company currently anticipates adopting the standard using the modified retrospective approach effective January 1, 2018. The Company is in the process of implementing the standard, and has identified several key provisions that may result in changes to current accounting policies, systems and processes, and internal controls, including but not limited to the following: 1) Determining the relative selling price for software-as-a-service agreements, software licenses, software maintenance, and professional services in order to assign value to the separate performance obligations within a contract. Certain existing right to use arrangements are recognized over time because VSOE cannot be established, but may result in earlier revenue recognition under the new standard; 2) Capitalizing costs to acquire contracts, such as sales commissions, is not a current accounting policy; therefore we expect historical sales commissions, which have been expensed as incurred, will need to be evaluated for capitalization; 3) Ensuring the Company’s financial systems can record, calculate, summarize, and report the necessary information required by the standard, which will require additional investments in technology and resources. The Company is not currently able to quantify the financial impact of the Company’s adoption of this accounting standard on its future consolidated financial statements, but does anticipate adjustments to retained earnings upon adoption.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

During the three months ended March 31, 2017 and 2016, the Company recorded a provision for income taxes of approximately $678,000 and $1.0 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was 34.5% and 40.1%, respectively. During the three months ended March 31, 2017, the Company recorded excess tax benefits of approximately $57,000 as a component of the provision for income taxes. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences.

4. STOCK BASED COMPENSATION

The Company has stock awards outstanding under three stock incentive plans, the Company’s 2016 Omnibus Incentive Plan, the 2010 Stock Incentive Plan, and the 2000 Stock Incentive Plan, as amended. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options and restricted share units (RSUs). During the three months ended March 31, 2017, the Company issued 86,727 RSUs, subject to service-based vesting, with a weighted average grant date fair value of $23.54 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the three months ended March 31, 2016, the Company issued 103,210 RSUs, subject to service-based vesting, with a weighted average grant date fair value of $20.20 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recorded for the three months ended March 31, 2017 and 2016, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues (excluding depreciation and amortization)	$34	$40
Product development	70	58
Sales and marketing	63	62
Other general and administrative	274	340

Total stock based compensation expense	$441	$500

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 143,000 and 85,000 for the three months ended March 31, 2017 and 2016, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$1,285	$1,501

Denominator:
Weighted-average shares outstanding	31,774	31,666
Effect of dilutive shares	330	304

Weighted-average diluted shares	32,104	31,970

Basic earnings per share	$0.04	$0.05

Diluted earnings per share	$0.04	$0.05

6. MARKETABLE SECURITIES

At March 31, 2017 and December 31, 2016, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	March 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$57,714	$1	$(48)	$57,667
Government-sponsored enterprise debt securities	4,600	—	(2)	4,598

Total	$62,314	$1	$(50)	$62,265

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$44,486	$—	$(50)	$44,436
Government-sponsored enterprise debt securities	9,105	1	(2)	9,104

Total	$53,591	$1	$(52)	$53,540

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of March 31, 2017, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the three months ended March 31, 2017 and 2016, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as a current asset on the balance sheet because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATION

Morrisey Associates, Inc.

On August 8, 2016, Echo, Inc. (“Echo”), a wholly owned subsidiary of the Company, acquired all of the outstanding stock of Morrisey Associates, Inc. (“MAI”), a Chicago, Illinois based company that provides credentialing and privileging software to healthcare organizations. The acquisition of MAI allows the Company to expand its credentialing and privileging product offerings and solutions to healthcare organizations. The consideration paid for MAI consisted of approximately $48.0 million in cash, which the Company funded with cash on hand, and was not subject to any post-closing working capital or similar adjustment. The Company incurred approximately $953,000 in transaction costs, all of which were incurred during the year ended December 31, 2016. The transaction costs were recorded in other general and administrative expenses in the condensed consolidated statements of income. The results of operations for MAI have been included in the Company’s consolidated financial statements from the date of acquisition, and are also included in the HealthStream Provider Solutions segment.

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$44,120
Cash held in escrow	3,880

Total consideration paid	$48,000

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Accounts receivable, net	$3,402
Prepaid royalties and other prepaid assets	187
Property and equipment	75
Deferred tax assets	1,507
Goodwill	20,467
Intangible assets	27,400
Accounts payable and accrued liabilities	(1,031)
Deferred revenue	(4,007)

Net assets acquired	$48,000

The excess purchase price over the fair values of net tangible and intangible assets was recorded as goodwill. The fair values of tangible and identifiable intangible assets, deferred revenue, and other liabilities assumed were based on management’s estimates and assumptions. The goodwill balance was primarily attributed to the assembled workforce, additional market opportunities from offering MAI’s products, and expected synergies from integrating MAI with other products or other combined functional areas within the Company. The goodwill balance will be deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $8.8 million to an estimated fair value of $4.0 million. The $4.8 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATION (continued)

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and MAI as though the companies were combined as of January 1, 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Total revenues	$60,585	$57,485

Net income	$1,754	$1,753

Basic earnings per share	$0.06	$0.06

Diluted earnings per share	$0.05	$0.05

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

The unaudited pro forma financial information for the three months ended March 31, 2017 and 2016 combines the historical results of the Company and MAI for the three months ended March 31, 2017 and 2016, taking into account the pro forma adjustments listed above.

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the three months ended March 31, 2017 and 2016 (in thousands).

	Three Months Ended March 31,
	2017	2016
Revenues, net:
Workforce	$43,701	$41,316
Patient Experience	7,903	7,964
Provider	8,266	4,798

Total revenues, net	$59,870	$54,078

	Three Months Ended March 31,
	2017	2016
Income from operations:
Workforce	$8,745	$10,405
Patient Experience	(257)	(656)
Provider	(601)	(166)
Unallocated	(6,054)	(7,096)

Total operating income	$1,833	$2,487

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. BUSINESS SEGMENTS (continued)

	March 31, 2017	December 31, 2016
Segment assets *
Workforce	$95,028	$96,323
Patient Experience	33,521	35,988
Provider	152,548	155,011
Unallocated	120,727	108,678

Total assets	$401,824	$396,000

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

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

As of March 31, 2017, the Company was in material compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three months ended March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2016, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2017, (the “2016 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “ projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption “Item 1A. Risk Factors” in our 2016 Form 10-K and the information regarding forward-looking statements and other disclosures in our 2016 Form 10-K, earnings releases and other filings with the SEC from time to time, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we currently expect.

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

Key financial indicators for the first quarter of 2017 include:

•	Revenues of $59.9 million in the first quarter of 2017, up 11% from $54.1 million in the first quarter of 2016

•	Operating income of $1.8 million in the first quarter of 2017, compared to $2.5 million in the first quarter of 2016

•	Net income of $1.3 million in the first quarter of 2017, compared to $1.5 million in the first quarter of 2016, and earnings per share (EPS) of $0.04 per share (diluted) in the first quarter of 2017, compared to $0.05 per share (diluted) in the first quarter of 2016

•	Adjusted EBITDA(1) of $8.7 million in the first quarter of 2017, compared to $8.1 million in the first quarter of 2016

(1)	Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income, and disclosure regarding why we believe that Adjusted EBITDA provides useful information to investors is included later in this report.

Business Combination

We acquired Morrisey Associates, Inc. (“MAI”), a Chicago, Illinois based company which provides credentialing and privileging software to healthcare professionals, in August 2016. The results of operations for MAI have been included in our condensed consolidated financial statements from the date of acquisition, and are also included in the HealthStream Provider Solutions segment. The purchase price for MAI was approximately $48 million, payable in cash at closing. For additional information regarding this business combination, please see Note 7 in the Notes to Condensed Consolidated Financial Statements.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our 2016 Form 10-K, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2016 Form 10-K.

In addition, Note 2 in the Notes to Condensed Consolidated Financial Statements summarizes new accounting guidance issued by FASB that has been recently adopted by the Company, or not yet adopted by the Company, and our evaluation of such accounting guidance and the anticipated impact of such guidance (if known) on the Company

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues, net. Revenues increased approximately $5.8 million, or 11%, to $59.9 million for the three months ended March 31, 2017 from $54.1 million for the three months ended March 31, 2016. A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	Percentage Change
Revenues by Business Segment:
Workforce	$43,701	$41,316	6%
Patient Experience	7,903	7,964	(1)%
Provider	8,266	4,798	72%

Total revenues, net	$59,870	$54,078	11%

% of Revenues
Workforce	73%	76%
Patient Experience	13%	15%
Provider	14%	9%

Revenues for HealthStream Workforce Solutions increased approximately $2.4 million, or 6%, over the first quarter of 2016. Revenues from our subscription-based workforce products increased approximately $2.3 million, or 6%, over the prior year first quarter due to a higher number of subscribers and more courseware consumption by subscribers. This revenue growth was partially offset by a decline in revenues from ICD-10 readiness training products, which approximated $0.5 million for the first quarter of 2017, compared to $3.9 million for the first quarter of 2016. Our Workforce Solutions annualized revenue per implemented subscriber metric increased by 4%, to $37.68 per subscriber for the first quarter of 2017 compared to $36.27 per subscriber for the first quarter of 2016. Our implemented subscriber base increased by 3% over the prior year first quarter to 4.47 million implemented subscribers at March 31, 2017 compared to 4.33 million implemented subscribers at March 31, 2016. Additionally, we had a 3% increase in total subscribers over the prior year first quarter, with 4.57 million total subscribers at March 31, 2017 compared to 4.46 million total subscribers at March 31, 2016.

Revenues for HealthStream Patient Experience Solutions decreased by $61,000, or 1%, compared to the first quarter of 2016. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues were comparable between periods. Revenues from these products were impacted by increased adoption of our e-survey products and lower volumes of phone based surveys. Our e-survey products have both lower revenue and cost per survey than our traditional phone survey products. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively decreased modestly compared to the prior year first quarter due to the timing of engagements compared to the prior year period.

Revenues for HealthStream Provider Solutions increased approximately $3.5 million, or 72%, over the first quarter of 2016. Approximately $2.3 million of the increase resulted from the MAI acquisition which was consummated on August 8, 2016.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $3.4 million, or 15%, to $26.3 million for the three months ended March 31, 2017 from $22.9 million for the three months ended March 31, 2016. Cost of revenues as a percentage of revenues was 44% and 42% of revenues for the three months ended March 31, 2017 and 2016, respectively. Cost of revenues for HealthStream Workforce Solutions increased approximately $2.2 million to $18.4 million and approximated 42% and 39% of revenues for HealthStream Workforce Solutions for the three months ended March 31, 2017 and 2016, respectively. The increase in amount and as a percentage of revenues is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and additions to personnel over the prior year period. Cost of revenues for HealthStream Patient Experience Solutions decreased approximately $424,000 to $5.1 million and approximated 65% and 70% of revenues for HealthStream Patient Experience Solutions for the three months ended March 31, 2017 and 2016, respectively. The decrease in both amount and as a percentage of revenue is primarily the result of lower costs associated with declines in phone based survey volume compared to the prior year first quarter. Cost of revenues for HealthStream Provider Solutions increased approximately $1.6 million to $2.8 million and approximated 33% and 24% of HealthStream Provider Solutions revenues for the three months ended March 31, 2017 and 2016, respectively. The increase in both amount and as a percentage of revenue is primarily associated with the MAI business and additions to personnel over the prior year period.

Product Development. Product development expenses decreased approximately $419,000, or 6%, to $6.6 million for the three months ended March 31, 2017 from $7.0 million for the three months ended March 31, 2016. Product development expenses as a percentage of revenues were 11% and 13% of revenues for the three months ended March 31, 2017 and 2016, respectively.

Product development expenses for HealthStream Workforce Solutions decreased approximately $242,000 and approximated 11% and 12% of revenues for HealthStream Workforce Solutions for the three months ended March 31, 2017 and 2016, respectively. The decrease in both amount and as a percentage of revenues is primarily due to lower outsourced labor expenses. Product development expenses for HealthStream Patient Experience Solutions decreased approximately $362,000 and approximated 10% and 15% of revenues for HealthStream Patient Experience Solutions for the three months ended March 31, 2017 and 2016, respectively. The decrease in both amount and as a percentage of revenue is primarily due to lower personnel expenses and outsourced labor expenses. Product development expenses for HealthStream Provider Solutions increased approximately $186,000 and approximated 13% and 19% of revenues for HealthStream Provider Solutions for the three months ended March 31, 2017 and 2016, respectively. The increase in amount is primarily associated with additions to personnel over the prior year period.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $2.3 million, or 27%, to $10.8 million for the three months ended March 31, 2017 from $8.5 million for the three months ended March 31, 2016. Sales and marketing expenses were 18% and 16% of revenues for the three months ended March 31, 2017 and 2016, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $1.2 million and approximated 17% and 16% of revenues for HealthStream Workforce Solutions for the three months ended March 31, 2017 and 2016, respectively. The increase in amount and as a percentage of revenues is primarily due to additions to personnel and higher sales commissions. Sales and marketing expenses for HealthStream Patient Experience Solutions increased approximately $327,000, and approximated 16% and 12% of revenues for HealthStream Patient Experience Solutions for the three months ended March 31, 2017 and 2016, respectively. The increase in both amount and as a percentage of revenues is primarily due to higher sales commissions and marketing expenses. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $684,000, and approximated 20% of revenues for HealthStream Provider Solutions for both the three months ended March 31, 2017 and 2016 respectively. The increase in amount is primarily associated with additions to personnel, higher sales commissions, and increased marketing expenses.

Other General and Administrative Expenses. Other general and administrative expenses decreased approximately $37,000 to $7.9 million for the three months ended March 31, 2017 from $8.0 million for the three months ended March 31, 2016. Other general and administrative expenses as a percentage of revenues were 13% and 15% of revenues for the three months ended March 31, 2017 and 2016, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $508,000 and approximated 4% and 3% of HealthStream Workforce Solutions revenues for the three months ended March 31, 2017 and 2016, respectively. The increase in amount and as a percentage of revenues is primarily due to higher facility costs and increases in other general expenses. Other general and administrative expenses for HealthStream Patient Experience Solutions decreased approximately $8,000 compared to the prior year first quarter and approximated 8% of HealhtStream Patient Experience Solutions revenues for both the three months ended March 31, 2017 and 2016. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $638,000 and approximated 17% and 16% of HealthStream Provider Solutions revenues for the three months ended March 31, 2017 and 2016, respectively. The increase in amount and as a percentage of revenues is primarily associated with the MAI business and bad debt expense. The unallocated corporate portion of other general and administrative expenses decreased approximately $1.2 million compared to the prior year first quarter primarily due to lower professional services associated with the implementation of a new financial systems platform during the prior year period, and reductions of other general expenses.

Depreciation and Amortization. Depreciation and amortization increased approximately $1.3 million, or 24%, to $6.4 million for the three months ended March 31, 2017 from $5.1 million for the three months ended March 31, 2016. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets from the MAI acquisition, and depreciation expense associated with capital expenditures.

Other Income, Net. Other income, net was approximately $130,000 for the three months ended March 31, 2017 compared to $18,000 for the three months ended March 31, 2016. This increase is primarily a result of interest income from investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $0.7 million for the three months ended March 31, 2017 compared to $1.0 million for the three months ended March 31, 2016. The Company’s effective tax rate was 35% for the three months ended March 31, 2017 compared to 40% for the three months ended March 31, 2016. The decrease in the effective tax rate was influenced by lower state taxes, research and development tax credits, and excess tax benefits from stock-based awards.

Net Income. Net income decreased approximately $0.2 million, or 14%, to $1.3 million for the three months ended March 31, 2017 from $1.5 million for the three months ended March 31, 2016. Earnings per diluted share were $0.04 and $0.05 per share for the three months ended March 31, 2017 and 2016, respectively.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased by 7% to approximately $8.7 million for the three months ended March 31, 2017 compared to $8.1 million for the three months ended March 31, 2016. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

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

In recent years, including the August 2016 acquisition of Morrisey Associates, Inc., the Company has acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, following the completion of any such acquisition, the Company may record a write-down of deferred revenue to fair value as defined in GAAP. If the Company is required to record a write-down of deferred revenue, it may result in lower recognized revenue, operating income, and net income in subsequent periods.

In connection therewith, this report presents below non-GAAP operating income and non-GAAP net income, which in each such case reflects the corresponding GAAP figures adjusted to exclude the impact of the deferred revenue write-down associated with fair value accounting for acquired businesses as referenced above. Management believes that the presentation of these non-GAAP financial measures assists investors in understanding the Company’s performance between periods by excluding the impact of this deferred revenue write-down and provides a useful measure of the ongoing performance of the Company. Both on a quarterly and year-to-date basis, the revenue for the acquired business is deferred and typically recognized over a one-to-two year period following the completion of any particular acquisition, so our GAAP revenues (and, thus, our GAAP operating income and net income) for this one-to-two year period will not reflect the full amount of revenues that would have been reported if the acquired deferred revenue was not written down to fair value. A reconciliation of these non-GAAP financial measures to the corresponding GAAP measures is set forth below.

	Three Months Ended March 31,
	2017	2016
GAAP net income	$1,285	$1,501
Interest income	(160)	(98)
Interest expense	25	25
Income tax provision	678	1,004
Stock based compensation expense	441	500
Depreciation and amortization	6,387	5,140

Adjusted EBITDA	$8,657	$8,072

GAAP operating income	$1,833	$2,487
Adjustment for deferred revenue write-down	844	955

Non-GAAP operating income	$2,677	$3,442

GAAP net income	$1,285	$1,501
Adjustment for deferred revenue write-down, net of tax	553	572

Non-GAAP net income	$1,838	$2,073

Liquidity and Capital Resources

Net cash provided by operating activities increased by $10.8 million, or 189%, to $16.5 million during the three months ended March 31, 2017 from $5.7 million during the three months ended March 31, 2016. The number of days sales outstanding (DSO) was 63 days for the first quarter of 2017 compared to 58 days for the first quarter of 2016. The increase in DSO primarily relates to higher accounts receivable balances and slower collections in the Provider Solutions segment as compared to the prior year period. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $12.9 million and $4.7 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, the Company purchased $1.0 million of property and equipment, spent $3.0 million for capitalized software development, and invested $28.2 million in marketable securities. These uses of cash were partially offset by maturities of marketable securities of $19.3 million. During the three months ended March 31, 2016, the Company purchased $2.7 million of property and equipment, spent $2.0 million for capitalized software development, and invested $41.9 million in marketable securities. These uses of cash were partially offset by maturities of marketable securities of $41.0 million and proceeds of $975,000 from the sale of long-lived assets.

Net cash used in financing activities was approximately $268,000 and $233,000 for the three months ended March 31, 2017 and 2016, respectively. The primary sources of cash from financing activities for both 2017 and 2016 resulted from the exercise of employee stock options. The primary uses of cash for both 2017 and 2016 resulted from the payment of employee payroll taxes in relation to the vesting of RSUs. The Company net-share settled the employee RSUs by withholding shares with value equivalent to the employee’s minimum statutory obligation for the applicable income and other employment taxes.

Our balance sheet reflects positive working capital of $85.9 million at March 31, 2017 compared to $82.5 million at December 31, 2016. The Company’s primary source of liquidity is $115.3 million of cash and cash equivalents and marketable securities. The Company also has a $50.0 million revolving credit facility, all of which was available for additional borrowing at March 31, 2017.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development and capital expenditures for at least the next 12 months.

The Company’s growth strategy includes acquiring businesses that provide complementary products and services. It is anticipated that future acquisitions, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. The revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant values at the time of borrowing. As of March 31, 2017, we were in material compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of March 31, 2017 and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $115.3 million at March 31, 2017. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $90,000.

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

Changes in Internal Control Over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the first quarter of 2017 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

10.1^ – Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers) under 2016 Omnibus Incentive Plan

10.2^ – Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director) under 2016 Omnibus Incentive Plan

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

32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS – XBRL Instance Document

101.1 SCH – XBRL Taxonomy Extension Schema

101.1 CAL – XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF – XBRL Taxonomy Extension Definition Linkbase

101.1 LAB – XBRL Taxonomy Extension Label Linkbase

101.1 PRE – XBRL Taxonomy Extension Presentation Linkbase

^	- Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

May 1, 2017	By:	/S/ GERARD M. HAYDEN, JR.
Gerard M. Hayden, Jr.
Chief Financial Officer

HEALTHSTREAM, INC.

EXHIBIT INDEX

10.1^	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers) under 2016 Omnibus Incentive Plan

10.2^	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director) under 2016 Omnibus Incentive Plan

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

^	Management contract or compensatory plan or arrangement.