Form 10-Q
period 2017-06-30
HEALTHSTREAM INC
filed 2017-07-31
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly	Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of July 27, 2017, there were 31,886,772 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,551	$49,634
Marketable securities	61,142	53,540
Accounts receivable, net of allowance for doubtful accounts of $1,188 and $863 at June 30, 2017 and December 31, 2016, respectively	37,149	44,805
Accounts receivable - unbilled	2,684	2,581
Prepaid royalties, net of amortization	16,954	18,183
Other prepaid expenses and other current assets	9,306	8,694

Total current assets	181,786	177,437
Property and equipment, net of accumulated depreciation of $23,938 and $20,527 at June 30, 2017 and December 31, 2016, respectively	10,263	10,245
Capitalized software development, net of accumulated amortization of $36,501 and $31,787 at June 30, 2017 and December 31, 2016, respectively	18,346	16,310
Goodwill	109,765	109,765
Customer-related intangibles, net of accumulated amortization of $14,783 and $11,539 at June 30, 2017 and December 31, 2016, respectively	63,202	66,446
Other intangible assets, net of accumulated amortization of $6,456 and $4,906 at June 30, 2017 and December 31, 2016, respectively	10,369	11,918
Non-marketable equity investments	3,271	3,276
Other assets	773	603

Total assets	$397,775	$396,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,552	$13,267
Accrued royalties	11,210	13,161
Deferred revenue	67,133	68,542

Total current liabilities	92,895	94,970
Deferred tax liabilities	4,446	5,968
Deferred revenue, noncurrent	6,471	7,859
Other long term liabilities	1,339	1,095
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,887 and 31,748 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	281,570	280,813
Retained earnings	11,090	5,346
Accumulated other comprehensive loss	(36)	(51)

Total shareholders’ equity	292,624	286,108

Total liabilities and shareholders’ equity	$397,775	$396,000

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues, net	$61,481	$54,793	$121,351	$108,871
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	26,375	22,622	52,651	45,522
Product development	7,041	7,244	13,640	14,263
Sales and marketing	10,159	9,001	20,993	17,558
Other general and administrative expenses	8,520	8,529	16,460	16,505
Depreciation and amortization	6,531	5,081	12,918	10,221

Total operating costs and expenses	58,626	52,477	116,662	104,069
Operating income	2,855	2,316	4,689	4,802
Other income, net	165	109	295	127

Income before income tax provision	3,020	2,425	4,984	4,929
Income tax provision	754	1,022	1,432	2,026

Net income	$2,266	$1,403	$3,552	$2,903

Earnings per share:
Basic	$0.07	$0.04	$0.11	$0.09

Diluted	$0.07	$0.04	$0.11	$0.09

Weighted average shares of common stock outstanding:
Basic	31,876	31,736	31,825	31,701

Diluted	32,229	32,071	32,166	32,021

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$2,266	$1,403	$3,552	$2,903
Other comprehensive income, net of taxes:
Unrealized gain on marketable securities	13	—	15	56

Total other comprehensive income	13	—	15	56

Comprehensive income	$2,279	$1,403	$3,567	$2,959

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2017

(In thousands)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2016	31,748	$280,813	$5,346	$(51)	$286,108
Cumulative effect of accounting change	—	—	2,192	—	2,192
Net income	—	—	3,552	—	3,552
Comprehensive income	—	—	—	15	15
Stock based compensation	—	919	—	—	919
Common stock issued under stock plans, net of shares withheld for employee taxes	139	(162)	—	—	(162)

Balance at June 30, 2017	31,887	$281,570	$11,090	$(36)	$292,624

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$3,552	$2,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,918	10,221
Stock based compensation expense	919	1,004
Provision for doubtful accounts	523	240
Deferred income taxes	416	932
Loss on non-marketable equity investments	5	76
Other	264	607
Changes in operating assets and liabilities:
Accounts and unbilled receivables	7,029	(5,722)
Prepaid royalties	1,228	794
Other prepaid expenses and other current assets	(610)	(1,123)
Other assets	(170)	552
Accounts payable and accrued expenses	1,717	(2,806)
Accrued royalties	(1,951)	(919)
Deferred revenue	(2,796)	(6,474)

Net cash provided by operating activities	23,044	285

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	—	(3,141)
Proceeds from sale of long-lived assets	—	975
Proceeds from maturities of marketable securities	41,010	65,639
Purchases of marketable securities	(48,861)	(71,220)
Payments associated with capitalized software development	(6,238)	(4,303)
Purchases of property and equipment	(3,876)	(3,234)

Net cash used in investing activities	(17,965)	(15,284)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	230	94
Taxes paid related to net settlement of equity awards	(392)	(302)

Net cash used in financing activities	(162)	(208)

Net increase (decrease) in cash and cash equivalents	4,917	(15,207)
Cash and cash equivalents at beginning of period	49,634	82,010

Cash and cash equivalents at end of period	$54,551	$66,803

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date (certain amounts in the 2016 balance sheet have been reclassified to conform to the 2017 presentation) but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2016 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2017).

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. With the elimination of Step 2, entities will measure goodwill for impairment by comparing the fair value of the reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, only to the extent of the carrying value of goodwill allocated to that reporting unit. The Company elected to early adopt ASU 2017-04 effective January 1, 2017 and is required to apply the new guidance on a prospective basis. The adoption is not expected to have a material effect on the Company’s consolidated financial statements. The Company anticipates the new guidance will make the goodwill impairment evaluation process more efficient and cost effective.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company currently anticipates adopting the standard using the modified retrospective approach effective January 1, 2018. The Company is in the process of implementing the standard, and has identified several key provisions that may result in changes to current accounting policies, systems and processes, and internal controls, including but not limited to the following: 1) Determining the relative selling price for software-as-a-service agreements, software licenses, software maintenance, and professional services in order to assign value to the separate performance obligations within a contract. Certain existing right to use arrangements are recognized over time because VSOE cannot be established, but may result in earlier revenue recognition under the new standard; 2) Capitalizing costs to acquire contracts, such as sales commissions, is not a current accounting policy; therefore we expect historical sales commissions, which have been expensed as incurred, will need to be evaluated for capitalization; and 3) Ensuring the Company’s financial systems can record, calculate, summarize, and report the necessary information required by the standard, which will require additional investments in technology and resources. The Company is not currently able to quantify the financial impact of the Company’s adoption of this accounting standard on its future consolidated financial statements, but does anticipate adjustments to retained earnings upon adoption.

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

During the three months ended June 30, 2017 and 2016, the Company recorded a provision for income taxes of approximately $754,000 and $1.0 million, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded a provision for income taxes of approximately $1.4 million and $2.0 million, respectively. The Company’s effective tax rate for the six months ended June 30, 2017 and 2016 was 28.7% and 41.1%, respectively. During the six months ended June 30, 2017, the Company recorded excess tax benefits of approximately $419,000 as a component of the provision for income taxes. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences.

4. STOCK BASED COMPENSATION

The Company has stock awards outstanding under three stock incentive plans, the Company’s 2016 Omnibus Incentive Plan, the 2010 Stock Incentive Plan, and the 2000 Stock Incentive Plan, as amended. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options and restricted share units (“RSUs”). During the six months ended June 30, 2017, the Company issued 86,727 RSUs, subject to service-based vesting, with a weighted average grant date fair value of $23.54 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the six months ended June 30, 2016, the Company issued 103,210 RSUs, subject to service-based vesting, with a weighted average grant date fair value of $20.20 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recorded for the three and six months ended June 30, 2017 and 2016, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues (excluding depreciation and amortization)	$30	$35	$63	$76
Product development	75	70	145	127
Sales and marketing	73	65	137	127
Other general and administrative	300	335	574	674

Total stock based compensation expense	$478	$505	$919	$1,004

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 30,500 and 21,250 for the three months ended June 30, 2017 and 2016, respectively, and approximately 87,000 and 53,000 for the six months ended June 30, 2017 and 2016, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$2,266	$1,403	$3,552	$2,903

Denominator:
Weighted-average shares outstanding	31,876	31,736	31,825	31,701
Effect of dilutive shares	353	335	341	320

Weighted-average diluted shares	32,229	32,071	32,166	32,021

Basic earnings per share	$0.07	$0.04	$0.11	$0.09

Diluted earnings per share	$0.07	$0.04	$0.11	$0.09

6. MARKETABLE SECURITIES

At June 30, 2017 and December 31, 2016, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

		June 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$51,081	$1	$(35)	$51,047
Government-sponsored enterprise debt securities	10,097	—	(2)	10,095

Total	$61,178	$1	$(37)	$61,142

		December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$44,486	$—	$(50)	$44,436
Government-sponsored enterprise debt securities	9,105	1	(2)	9,104

Total	$53,591	$1	$(52)	$53,540

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of June 30, 2017, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the six months ended June 30, 2017 and 2016, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as a current asset on the balance sheet because the underlying securities mature within one year from the balance sheet date.

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATION (continued)

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and MAI as though the companies were combined as of January 1, 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$61,930	$58,205	$122,515	$115,691

Net income	$2,603	$1,735	$4,357	$3,488

Basic earnings per share	$0.08	$0.06	$0.14	$0.11

Diluted earnings per share	$0.08	$0.05	$0.14	$0.11

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

The unaudited pro forma financial information for the three and six months ended June 30, 2017 and 2016 combines the historical results of the Company and MAI for the three and six months ended June 30, 2017 and 2016, taking into account the pro forma adjustments listed above.

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the three and six months ended June 30, 2017 and 2016 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues, net:
Workforce Solutions	$44,256	$40,157	$87,958	$81,473
Patient Experience Solutions	8,562	8,968	16,464	16,932
Provider Solutions	8,663	5,668	16,929	10,466

Total revenues, net	$61,481	$54,793	$121,351	$108,871

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating income:
Workforce Solutions	$8,563	$9,242	$17,308	$19,647
Patient Experience Solutions	328	(134)	71	(791)
Provider Solutions	523	445	(77)	279
Unallocated	(6,559)	(7,237)	(12,613)	(14,333)

Total operating income	$2,855	$2,316	$4,689	$4,802

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. BUSINESS SEGMENTS (continued)

	June 30, 2017	December 31, 2016
Segment assets *
Workforce Solutions	$89,136	$96,323
Patient Experience Solutions	35,116	35,988
Provider Solutions	150,046	155,011
Unallocated	123,477	108,678

Total assets	$397,775	$396,000

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

9. DEBT

Revolving Credit Facility

The Company maintains a Loan Agreement (the “Revolving Credit Facility”) with SunTrust Bank (“SunTrust”) in the aggregate principal amount of $50.0 million, which matures on November 24, 2017. Under the Revolving Credit Facility, the Company may borrow up to $50.0 million, which includes a $5.0 million swing line subfacility and a $5.0 million letter of credit subfacility, as well as an accordion feature that allows the Company to increase the Revolving Credit Facility by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The obligations under the Revolving Credit Facility are guaranteed by each of the Company’s subsidiaries. At the Company’s election, the borrowings under the Revolving Credit Facility bear interest at either (1) a rate per annum equal to the highest of SunTrust’s prime rate or 0.5% in excess of the Federal Funds Rate or 1.0% in excess of one-month LIBOR (the “Base Rate”), plus an applicable margin, or (2) the one, two, three, or six month per annum LIBOR for deposits in the applicable currency (the “Eurocurrency Rate”), as selected by the Company, plus an applicable margin. The applicable margin for Eurocurrency Rate loans depends on the Company’s funded debt leverage ratio and varies from 1.50% to 2.00%. The applicable margin for Base Rate loans depends on the Company’s funded debt leverage ratio and varies from 0.50% to 1.50%. Commitment fees and letter of credit fees are also payable under the Revolving Credit Facility. Principal is payable in full at maturity on November 24, 2017, and there are no scheduled principal payments prior to maturity. The Company is required to pay a commitment fee ranging between 20 and 30 basis points per annum of the average daily unused portion of the Revolving Credit Facility, depending on the Company’s funded debt leverage ratio.

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

As of June 30, 2017, the Company was in material compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three or six months ended June 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2016, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2017 (the “2016 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “ projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption Part I, Item 1A. Risk Factors in our 2016 Form 10-K and the information regarding forward-looking statements and other disclosures in our 2016 Form 10-K, earnings releases and other filings with the SEC from time to time, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we currently expect.

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

Key financial indicators for the second quarter of 2017 include:

•	Revenues of $61.5 million in the second quarter of 2017, up 12% from $54.8 million in the second quarter of 2016

•	Operating income of $2.9 million in the second quarter of 2017, up 23% from $2.3 million in the second quarter of 2016

•	Net income of $2.3 million in the second quarter of 2017, up 62% from $1.4 million in the second quarter of 2016, and earnings per share (EPS) of $0.07 per share (diluted) in the second quarter of 2017, compared to $0.04 per share (diluted) in the second quarter of 2016

•	Adjusted EBITDA(1) of $9.9 million in the second quarter of 2017, up 25% from $7.9 million in the second quarter of 2016

(1)	Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of Adjusted EBITDA to net income, and disclosure regarding why we believe that Adjusted EBITDA provides useful information to investors, is included later in this report.

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

In addition, Note 2 in the Notes to Condensed Consolidated Financial Statements summarizes new accounting guidance issued by FASB that has been recently adopted by the Company, or not yet adopted by the Company, and our evaluation of such accounting guidance and the anticipated impact of such guidance (if known) on the Company.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues, net. Revenues increased approximately $6.7 million, or 12%, to $61.5 million for the three months ended June 30, 2017 from $54.8 million for the three months ended June 30, 2016. A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended June 30,
	2017	2016	Percentage Change
Revenues by Business Segment:
Workforce Solutions	$44,256	$40,157	10%
Patient Experience Solutions	8,562	8,968	-5%
Provider Solutions	8,663	5,668	53%

Total revenues, net	$61,481	$54,793	12%

% of Revenues
Workforce Solutions	72%	73%
Patient Experience Solutions	14%	17%
Provider Solutions	14%	10%

Revenues for HealthStream Workforce Solutions, which are primarily subscription-based, increased approximately $4.1 million, or 10%, over the second quarter of 2016. Revenues in 2017 were positively influenced by growth in courseware subscriptions and our enterprise applications, but were partially offset by an expected decline of $2.0 million in revenues from ICD-10 readiness training products, which approximated $231,000 for the second quarter of 2017, compared to $2.2 million for the second quarter of 2016. Our Workforce Solutions annualized revenue per implemented subscriber metric increased by 7%, to $38.16 per subscriber for the second quarter of 2017 compared to $35.70 per subscriber for the second quarter of 2016. Our implemented subscriber base increased by 3% over the prior year second quarter to 4.48 million implemented subscribers at June 30, 2017 compared to 4.34 million implemented subscribers at June 30, 2016. Additionally, we had a 2% increase in total subscribers over the prior year second quarter, with 4.59 million total subscribers at June 30, 2017 compared to 4.51 million total subscribers at June 30, 2016.

Revenues for HealthStream Patient Experience Solutions decreased by $406,000, or 5%, compared to the second quarter of 2016. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, decreased by $140,000, or 2%, compared to the prior year period. Revenues from these products were impacted by increased adoption of our e-survey products and lower volumes of phone based surveys. Our e-survey products have both lower revenue and cost per survey than our traditional phone survey products. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively decreased by $266,000, or 12%, compared to the prior year second quarter due to the timing of engagements compared to the prior year period.

Revenues for HealthStream Provider Solutions increased approximately $3.0 million, or 53%, over the second quarter of 2016. Approximately $2.6 million of the increase resulted from the MAI acquisition which was consummated on August 8, 2016.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $3.8 million, or 17%, to $26.4 million for the three months ended June 30, 2017 from $22.6 million for the three months ended June 30, 2016. Cost of revenues as a percentage of revenues was 43% and 41% for the three months ended June 30, 2017 and 2016, respectively.

Cost of revenues for HealthStream Workforce Solutions increased approximately $2.8 million to $18.4 million and approximated 42% and 39% of revenues for HealthStream Workforce Solutions for the three months ended June 30, 2017 and 2016, respectively. The increase in amount and as a percentage of revenues is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and additions to personnel over the prior year period. Cost of revenues for HealthStream Patient Experience Solutions decreased approximately $545,000 to $5.2 million and approximated 60% and 64% of revenues for HealthStream Patient Experience Solutions for the three months ended June 30, 2017 and 2016, respectively. The decrease in both amount and as a percentage of revenue is primarily the result of lower costs associated with declines in phone based survey volume compared to the prior year second quarter. Cost of revenues for HealthStream Provider Solutions increased approximately $1.5 million to $2.8 million and approximated 32% and 23% of HealthStream Provider Solutions revenues for the three months ended June 30, 2017 and 2016, respectively. The increase in both amount and as a percentage of revenue is primarily associated with the MAI acquisition and additions to personnel over the prior year period.

Product Development. Product development expenses decreased approximately $204,000, or 3%, to $7.0 million for the three months ended June 30, 2017 from $7.2 million for the three months ended June 30, 2016. Product development expenses as a percentage of revenues were 12% and 13% for the three months ended June 30, 2017 and 2016, respectively.

Product development expenses for HealthStream Workforce Solutions decreased approximately $155,000 and approximated 11% and 13% of revenues for HealthStream Workforce Solutions for the three months ended June 30, 2017 and 2016, respectively. The decrease in both amount and as a percentage of revenues is primarily due to lower outsourced labor expenses. Product development expenses for HealthStream Patient Experience Solutions decreased approximately $412,000 and approximated 10% and 15% of revenues for HealthStream Patient Experience Solutions for the three months ended June 30, 2017 and 2016, respectively. The decrease in both amount and as a percentage of revenue is primarily due to higher labor capitalization for internal software development. Product development expenses for HealthStream Provider Solutions increased approximately $363,000 and approximated 13% and 14% of revenues for HealthStream Provider Solutions for the three months ended June 30, 2017 and 2016, respectively. The increase in amount is primarily associated with the MAI acquisition and additions to personnel over the prior year period.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $1.2 million, or 13%, to $10.2 million for the three months ended June 30, 2017 from $9.0 million for the three months ended June 30, 2016. Sales and marketing expenses were 17% and 16% of revenues for the three months ended June 30, 2017 and 2016, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $1.1 million and approximated 18% and 17% of revenues for HealthStream Workforce Solutions for the three months ended June 30, 2017 and 2016, respectively. The increase in amount and as a percentage of revenues is primarily due to additions to personnel, higher sales commissions, and increased marketing spending. Sales and marketing expenses for HealthStream Patient Experience Solutions increased approximately $33,000 and approximated 13% and 12% of revenues for HealthStream Patient Experience Solutions for the three months ended June 30, 2017 and 2016, respectively. The increase in both amount and as a percentage of revenues is primarily due to higher sales commissions. Sales and marketing expenses for HealthStream Provider Solutions decreased approximately $35,000 and approximated 12% and 18% of revenues for HealthStream Provider Solutions for the three months ended June 30, 2017 and 2016, respectively.

Other General and Administrative Expenses. Other general and administrative expenses remained consistent at approximately $8.5 million for both the three months ended June 30, 2017 and 2016. Other general and administrative expenses as a percentage of revenues were 14% and 16% of revenues for the three months ended June 30, 2017 and 2016, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $410,000 and approximated 5% and 4% of HealthStream Workforce Solutions revenues for the three months ended June 30, 2017 and 2016, respectively. The increase in amount and as a percentage of revenues is primarily due to higher facility costs and increases in other general expenses. Other general and administrative expenses for HealthStream Patient Experience Solutions decreased approximately $15,000 and approximated 9% and 8% of HealthStream Patient Experience Solutions revenues for the three months ended June 30, 2017 and 2016, respectively. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $308,000 and approximated 14% and 16% of HealthStream Provider Solutions revenues for the three months ended June 30, 2017 and 2016, respectively. The increase in amount and as a percentage of revenues is primarily associated with the MAI acquisition and higher bad debt expense. The unallocated corporate portion of other general and administrative expenses decreased approximately $713,000 compared to the prior year second quarter primarily due to lower professional services associated with the implementation of a new financial systems platform during the prior year period and reductions of other general expenses.

Depreciation and Amortization. Depreciation and amortization increased approximately $1.5 million, or 29%, to $6.5 million for the three months ended June 30, 2017 from $5.1 million for the three months ended June 31, 2016. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets from the MAI acquisition, and depreciation expense associated with capital expenditures.

Other Income, Net. Other income, net was approximately $165,000 for the three months ended June 30, 2017 compared to $109,000 for the three months ended June 30, 2016. This increase is primarily a result of interest income from investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $754,000 for the three months ended June 30, 2017 compared to $1.0 million for the three months ended June 30, 2016. The Company’s effective tax rate was 25% for the three months ended June 30, 2017 compared to 42% for the three months ended June 30, 2016. The decrease in the effective tax rate was primarily influenced by excess tax benefits from stock-based awards, higher research and development tax credits, and lower state taxes.

Net Income. Net income increased approximately $863,000, or 62%, to $2.3 million for the three months ended June 30, 2017 from $1.4 million for the three months ended June 30, 2016. Earnings per diluted share were $0.07 and $0.04 per share for the three months ended June 30, 2017 and 2016, respectively.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased approximately $2.0 million, or 25%, to $9.9 million for the three months ended June 30, 2017 compared to $7.9 million for the three months ended June 30, 2016. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues, net. Revenues increased approximately $12.5 million, or 11%, to $121.4 million for the six months ended June 30, 2017 from $108.9 million for the six months ended June 30, 2016. A comparison of revenues by business segment is as follows (in thousands):

	Six Months Ended June 30,
	2017	2016	Percentage Change
Revenues by Business Segment:
Workforce Solutions	$87,958	$81,474	8%
Patient Experience Solutions	16,464	16,931	-3%
Provider Solutions	16,929	10,466	62%

Total revenues, net	$121,351	$108,871	11%

% of Revenues
Workforce Solutions	72%	75%
Patient Experience Solutions	14%	16%
Provider Solutions	14%	9%

Revenues for HealthStream Workforce Solutions, which are primarily subscription-based, increased approximately $6.5 million, or 8%, over the first six months of 2016. Revenues in 2017 were positively influenced by growth in courseware subscriptions and our enterprise applications, but were partially offset by an expected decline in ICD-10 readiness revenues. Revenues from ICD-10 readiness products declined by $5.3 million to $785,000 in the first six months of 2017 compared to $6.1 million in the first six months of 2016.

Revenues for HealthStream Patient Experience Solutions decreased approximately $467,000, or 3%, compared to the first six months of 2016. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, decreased by approximately $127,000, or 1%, compared to the first six months of 2016. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively decreased by $340,000, or 10%, compared to the first six months of 2016 due to the timing of engagements compared to the prior year period.

Revenues for HealthStream Provider Solutions increased approximately $6.5 million, or 62%, over the first six months of 2016. Approximately $5.0 million of the increase resulted primarily from the MAI acquisition, which was consummated on August 8, 2016. The remaining increase in revenue of $1.5 million primarily resulted from the acquisition of HealthLine Systems, LLC, which was consummated on March 16, 2015, and thus had a more significant impact on revenues during the six months ended June 30, 2017 than the prior year period.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $7.1 million, or 16%, to $52.7 million for the six months ended June 30, 2017 from $45.5 million for the six months ended June 30, 2016. Cost of revenues as a percentage of revenues was approximately 43% and 42% for the six months ended June 30, 2017 and 2016, respectively.

Cost of revenues for HealthStream Workforce Solutions increased approximately $5.0 million to $36.8 million and approximated 42% and 39% of revenues for HealthStream Workforce Solutions for the six months ended June 30, 2017 and 2016, respectively. The increase in amount is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and additions to personnel. Cost of revenues for HealthStream Patient Experience Solutions decreased approximately $1.0 million to $10.3 million and approximated 62% and 66% of revenues for HealthStream Patient Experience Solutions for the six months ended June 30, 2017 and 2016, respectively. The decrease in both amount and as a percentage of revenue is primarily the result of lower costs associated with declines in phone based survey volume compared to the prior year period. Cost of revenues for HealthStream Provider Solutions increased approximately $3.1 million to $5.6 million and approximated 33% and 23% of HealthStream Provider Solutions revenues for the six months ended June 30, 2017 and 2016, respectively. The increase in amount and as a percentage of revenue is primarily the result of the MAI acquisition and additions to personnel.

Product Development. Product development expenses decreased approximately $622,000, or 4%, to $13.6 million for the six months ended June 30, 2017 from $14.3 million for the six months ended June 30, 2016. Product development expenses as a percentage of revenues were approximately 11% and 13% of revenues for the six months ended June 30, 2017 and 2016, respectively.

Product development expenses for HealthStream Workforce Solutions decreased approximately $397,000 to $9.7 million and approximated 11% and 12% of revenues for HealthStream Workforce Solutions for the six months ended June 30, 2017 and 2016, respectively. The decrease in amount and as a percentage of revenues is primarily due to lower outsourced labor expenses. Product development expenses for HealthStream Patient Experience Solutions decreased approximately $774,000 to $1.7 million and approximated 10% and 15% of revenues for HealthStream Patient Experience Solutions for the six months ended June 30, 2017 and 2016, respectively. The decrease in both amount and as a percentage of revenue is primarily due to higher labor capitalization for internal software development. Product development expenses for HealthStream Provider Solutions increased approximately $549,000 to $2.2 million and approximated 13% and 16% of revenues for HealthStream Provider Solutions for the six months ended June 30, 2017 and 2016, respectively. The increase in amount is primarily associated with the MAI acquisition and additions to personnel over the prior year period.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $3.4 million, or 20%, to $21.0 million for the six months ended June 30, 2017 from $17.6 million for the six months ended June 30, 2016. Sales and marketing expenses were approximately 17% and 16% of revenues for the six months ended June 30, 2017 and 2016, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $2.4 million to $15.4 million and approximated 17% and 16% of revenues for HealthStream Workforce Solutions for the six months ended June 30, 2017 and 2016, respectively. The increase in amount and as a percentage of revenues is primarily due to additions to personnel and higher sales commissions compared to the prior year period. Sales and marketing expenses for HealthStream Patient Experience Solutions increased approximately $360,000 to $2.4 million and approximated 14% and 12% of revenues for HealthStream Patient Experience Solutions for the six months ended June 30, 2017 and 2016, respectively. The increase in both amount and as a percentage of revenues is primarily due to higher sales commissions and increased marketing spending compared to the prior year period. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $649,000 to $2.6 million and approximated 16% and 19% of revenues for HealthStream Provider Solutions for the six months ended June 30, 2017 and 2016, respectively. The increase in amount is primarily associated with the MAI acquisition and higher sales commissions.

Other General and Administrative Expenses. Other general and administrative expenses remained consistent at $16.5 million for both the six months ended June 30, 2017 and June 30, 2016. Other general and administrative expenses as a percentage of revenues were approximately 14% and 15% of revenues for the six months ended June 30, 2017 and 2016, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $919,000 to $3.9 million and approximated 4% of revenues for HealthStream Workforce Solutions for both the six months ended June 30, 2017 and 2016. The increase in amount is primarily due to higher facility costs and increases in technology infrastructure investments and other general expenses. Other general and administrative expenses for HealthStream Patient Experience Solutions decreased approximately $22,000 to $1.4 million and approximated 8% of revenues for HealthStream Patient Experience Solutions for both the six months ended June 30, 2017 and 2016. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $947,000 to $2.6 million and approximated 15% and 16% of revenues for HealthStream Provider Solutions for the six months ended June 30, 2017 and 2016, respectively. The increase in amount is primarily associated with the MAI acquisition and higher bad debt expense compared to the prior year period. The unallocated corporate portion of other general and administrative expenses decreased approximately $1.9 million compared to the first six months of 2016 primarily due to lower professional services associated with the implementation of a new financial systems platform during the prior year period and reductions of other general expenses.

Depreciation and Amortization. Depreciation and amortization increased approximately $2.7 million, or 26%, to $12.9 million for the six months ended June 30, 2017 from $10.2 million for the six months ended June 30, 2016. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets from the MAI acquisition, and depreciation expense associated with capital expenditures.

Other Income (Expense), Net. Other income (expense), net was income of approximately $295,000 for the six months ended June 30, 2017 compared to income of $127,000 for the six months ended June 30, 2016. This increase is primarily a result of interest income from investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $1.4 million for the six months ended June 30, 2017 compared to $2.0 million for the six months ended June 30, 2016. The Company’s effective tax rate was approximately 29% for the six months ended June 30, 2017 compared to approximately 41% for the six months ended June 30, 2016. The decrease in the effective tax rate was primarily influenced by excess tax benefits from stock-based awards, as well as higher research and development tax credits, and lower state taxes.

Net Income. Net income increased approximately $649,000, or 22%, to $3.6 million for the six months ended June 30, 2017 compared to $2.9 million for the six months ended June 30, 2016. Earnings per diluted share were $0.11 per share and $0.09 per share for the six months ended June 30, 2017 and 2016, respectively.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased approximately $2.6 million, or 16%, to $18.5 million for the six months ended June 30, 2017 compared to $15.9 million for the six months ended June 30, 2016. This increase resulted from the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

Other Developments

As previously announced, Laerdal Medical A/S, a Norwegian company (“Laerdal”), provided notice that, upon the December 31, 2018 expiration of our existing agreements with Laerdal regarding the HeartCode and Resuscitation Quality Improvement (“RQI”) products, Laerdal does not intend to continue these existing agreements or enter into new agreements with HealthStream in relation to such products. Our Joint Marketing and Licensing Agreements with Laerdal for HeartCode and for RQI, respectively, remain unaltered and continue in effect through December 31, 2018. Up to that expiration date, we retain the right to offer HeartCode and RQI licenses that extend through December 31, 2020. We retain exclusivity of RQI sales to our existing customer network through the agreement expiration date of December 31, 2018 and are prohibited from selling substantially similar products to HeartCode and RQI during that time.

Revenues associated with the sales of HeartCode and RQI products have been significant in recent years, although margins on such products have been lower than HealthStream’s average margin. We are actively engaged in efforts to broaden the scope and utilization of our simulation-related offerings to include a range of clinical competencies that extend beyond resuscitation, and integrate with our platform in ways that HeartCode and RQI never have. We intend to bring to market a broadened scope of simulation-based offerings, including—following the December 31, 2018 expiration date of our agreements with Laerdal—

resuscitation programs. We believe these efforts have the potential to give rise to additional and higher margin opportunities than currently exist under the Laerdal agreements for HeartCode and RQI. However, there is no assurance that we will be successful in these efforts, and to the extent that new simulation-based or other solutions do not generate revenue and/or earnings following the December 31, 2018 expiration date in a manner that supplants the impact of these agreements with Laerdal, our revenue and results of operations following this expiration date may be adversely affected.

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

The Company understands that although adjusted EBITDA is frequently used by investors and securities analysts in their evaluation of companies, this measure has limitations as an analytical tool and you should not consider it in isolation or as a substitute for an analysis of the Company’s results as reported under US GAAP.

In recent years, including the August 2016 acquisition of MAI, the Company has acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, following the completion of any such acquisition, the Company may record a write-down of deferred revenue to fair value as defined in GAAP. If the Company is required to record a write-down of deferred revenue, it may result in lower recognized revenue, operating income, and net income in subsequent periods.

In connection therewith, this report presents below non-GAAP operating income and non-GAAP net income, which in each case reflects the corresponding GAAP figures adjusted to exclude the impact of the deferred revenue write-down associated with fair value accounting for acquired businesses as referenced above. Management believes that the presentation of these non-GAAP financial measures assists investors in understanding the Company’s performance between periods by excluding the impact of this deferred revenue write-down and provides a useful measure of the ongoing performance of the Company. As is typical for our business offerings, revenue for the acquired business is deferred and typically recognized over a one-to-two year period following the completion of any particular acquisition, so our GAAP revenues (and, thus, our GAAP operating income and net income) for this one-to-two year period will not reflect the full amount of revenues that would have been reported if the acquired deferred revenue was not written down to fair value. A reconciliation of these non-GAAP financial measures to the corresponding GAAP measures is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
GAAP net income	$2,266	$1,403	$3,552	$2,903
Interest income	(202)	(167)	(362)	(265)
Interest expense	37	25	62	51
Income tax provision	754	1,022	1,432	2,026
Stock based compensation expense	478	505	919	1,004
Depreciation and amortization	6,531	5,081	12,918	10,221

Adjusted EBITDA	$9,864	$7,869	$18,521	$15,940

GAAP operating income	$2,855	$2,316	$4,689	$4,802
Adjustment for deferred revenue write-down	548	439	1,392	1,394

Non-GAAP operating income	$3,403	$2,755	$6,081	$6,196

GAAP net income	$2,266	$1,403	$3,552	$2,903
Adjustment for deferred revenue write-down, net of tax	411	254	992	822

Non-GAAP net income	$2,677	$1,657	$4,544	$3,725

Liquidity and Capital Resources

Net cash provided by operating activities increased by $22.8 million to $23.0 million during the six months ended June 30, 2017, from $285,000 during the six months ended June 30, 2016. The number of days sales outstanding (“DSO”) was 57 days for the second quarter of 2017 compared to 62 days for the second quarter of 2016. The decrease in DSO primarily relates to lower accounts receivable balances resulting from improved collections in the Workforce Development Solutions and Provider Solutions segment as compared to the prior year period. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $18.0 million and $15.3 million for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, the Company purchased $3.9 million of property and equipment, spent $6.2 million for capitalized software development, and invested $48.9 million in marketable securities. These uses of cash were partially offset by maturities of marketable securities of $41.0 million. During the six months ended June 30, 2016, the Company utilized $3.1 million (net of cash acquired) for acquisitions, purchased $71.2 million of marketable securities, purchased $3.2 million of property and equipment, and spent $4.3 million for capitalized software development. These uses of cash were partially offset by maturities of marketable securities of $65.6 million and the sale of long-lived assets of $975,000.

Net cash used in financing activities was approximately $162,000 and $208,000 for the six months ended June 30, 2017 and 2016, respectively. The sources of cash from financing activities for both the six months ended June 30, 2017 and 2016 resulted from the exercise of employee stock options. The uses of cash for both 2017 and 2016 resulted from the payment of employee payroll taxes in relation to the vesting of RSUs. The Company net-share settled the employee RSUs by withholding shares with value equivalent to the employee’s minimum statutory obligation for the applicable income and other employment taxes.

Our balance sheet reflects positive working capital of $88.9 million at June 30, 2017 compared to $82.5 million at December 31, 2016. The Company’s primary source of liquidity is $115.7 million of cash and cash equivalents and marketable securities. The Company also has a $50.0 million revolving credit facility, all of which was available for additional borrowing at June 30, 2017.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development and capital expenditures for at least the next 12 months.

The Company’s growth strategy includes acquiring businesses that provide complementary products and services. It is anticipated that future acquisitions, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant values at the time of borrowing. As of June 30, 2017, we were in material compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of June 30, 2017 and during the six months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $115.7 million at June 30, 2017. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $115,000.

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

Changes in Internal Control Over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the second quarter of 2017 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

10.1 – Lease Agreement between Capitol View Joint Venture and HealthStream, Inc. dated April 3, 2017
31.1 – Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 – Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS – XBRL Instance Document
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

HEALTHSTREAM, INC.

July 31, 2017	By:	/s/ GERARD M. HAYDEN, JR.
Gerard M. Hayden, Jr.
Chief Financial Officer

HEALTHSTREAM, INC.

EXHIBIT INDEX

10.1	Lease Agreement between Capitol View Joint Venture and HealthStream, Inc. dated April 3, 2017

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase