Form 10-Q
period 2017-09-30
HEALTHSTREAM INC
filed 2017-10-30
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of October 26, 2017, there were 31,896,317 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,460	$49,634
Marketable securities	62,943	53,540
Accounts receivable, net of allowance for doubtful accounts of $1,623 and $863 at September 30, 2017 and December 31, 2016, respectively	38,379	44,805
Accounts receivable – unbilled	1,746	2,581
Prepaid royalties, net of amortization	17,221	18,183
Other prepaid expenses and other current assets	8,526	8,694

Total current assets	189,275	177,437

Property and equipment, net of accumulated depreciation of $24,470 and $20,527 at September 30, 2017 and December 31, 2016, respectively	9,923	10,245
Capitalized software development, net of accumulated amortization of $39,099 and $31,787 at September 30, 2017 and December 31, 2016, respectively	18,685	16,310
Goodwill	110,298	109,765
Customer-related intangibles, net of accumulated amortization of $16,405 and $11,539 at September 30, 2017 and December 31, 2016, respectively	61,580	66,446
Other intangible assets, net of accumulated amortization of $7,215 and $4,906 at September 30, 2017 and December 31, 2016, respectively	9,609	11,918
Non-marketable equity investments	3,771	3,276
Other assets	699	603

Total assets	$403,840	$396,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,235	$13,267
Accrued royalties	12,997	13,161
Deferred revenue	66,509	68,542

Total current liabilities	94,741	94,970

Deferred tax liabilities	4,871	5,968
Deferred revenue, noncurrent	7,074	7,859
Other long term liabilities	1,497	1,095
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,896 and 31,748 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	282,083	280,813
Retained earnings	13,594	5,346
Accumulated other comprehensive loss	(20)	(51)

Total shareholders’ equity	295,657	286,108

Total liabilities and shareholders’ equity	$403,840	$396,000

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues, net	$63,553	$58,367	$184,904	$167,237
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	26,731	24,889	79,382	70,410
Product development	6,990	7,261	20,630	21,524
Sales and marketing	10,117	10,285	31,111	27,843
Other general and administrative expenses	9,163	8,891	25,622	25,396
Depreciation and amortization	6,570	5,755	19,488	15,976

Total operating costs and expenses	59,571	57,081	176,233	161,149

Operating income	3,982	1,286	8,671	6,088

Other income, net	173	337	468	465

Income before income tax provision	4,155	1,623	9,139	6,553
Income tax provision	1,651	461	3,083	2,487

Net income	$2,504	$1,162	$6,056	$4,066

Earnings per share:
Basic	$0.08	$0.04	$0.19	$0.13

Diluted	$0.08	$0.04	$0.19	$0.13

Weighted average shares of common stock outstanding:
Basic	31,893	31,739	31,848	31,714

Diluted	32,217	32,107	32,183	32,050

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$2,504	$1,162	$6,056	$4,066
Other comprehensive income, net of taxes:
Unrealized gain (loss) on marketable securities	16	(13)	31	43

Total other comprehensive income (loss)	16	(13)	31	43

Comprehensive income	$2,520	$1,149	$6,087	$4,109

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2017

(In thousands)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2016	31,748	$280,813	$5,346	$(51)	$286,108
Cumulative effect of accounting change	—	—	2,192	—	2,192
Net income	—	—	6,056	—	6,056
Comprehensive income	—	—	—	31	31
Stock based compensation	—	1,358	—	—	1,358
Common stock issued under stock plans, net of shares withheld for employee taxes	148	(88)	—	—	(88)

Balance at September 30, 2017	31,896	$282,083	$13,594	$(20)	$295,657

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$6,056	$4,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,488	15,976
Stock based compensation expense	1,358	1,516
Excess tax benefit from equity awards	—	(661)
Provision for doubtful accounts	963	340
Deferred income taxes	710	791
Loss (gain) on non-marketable equity investments	5	(134)
Other	365	846
Changes in operating assets and liabilities:
Accounts and unbilled receivables	5,301	(6,855)
Prepaid royalties	962	(2,291)
Other prepaid expenses and other current assets	169	(326)
Other assets	(96)	(36)
Accounts payable and accrued expenses	2,770	(898)
Accrued royalties	91	4,415
Deferred revenue	(2,479)	(1,766)

Net cash provided by operating activities	35,663	14,983

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	—	(53,078)
Proceeds from sale of long-lived assets	—	975
Proceeds from maturities of marketable securities	69,566	88,197
Purchases of marketable securities	(79,290)	(82,771)
Payments to acquire cost method investments	(500)	—
Payments associated with capitalized software development	(9,213)	(7,070)
Purchases of property and equipment	(5,312)	(3,870)

Net cash used in investing activities	(24,749)	(57,617)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	322	94
Excess tax benefit from equity awards	—	661
Taxes paid related to net settlement of equity awards	(410)	(311)

Net cash (used in) provided by financing activities	(88)	444

Net increase (decrease) in cash and cash equivalents	10,826	(42,190)
Cash and cash equivalents at beginning of period	49,634	82,010

Cash and cash equivalents at end of period	$60,460	$39,820

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Recently Adopted

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017. As a result of the adoption, the Company recorded an adjustment to retained earnings of approximately $2.2 million to recognize deferred tax assets associated with previous excess tax benefits on stock based compensation that had not been previously recognized because the related tax deduction had not reduced income taxes payable. The Company elected to continue to estimate expected forfeitures rather than account for them as they occur, and to prospectively reflect the presentation of excess tax benefits on the statement of cash flows as an operating activity. In addition, effective January 1, 2017, excess tax benefits or deficiencies from equity based awards is reflected in the statement of income as a component of the provision for income taxes.

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

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company plans to adopt the standard using the modified retrospective approach effective January 1, 2018. The Company is in the process of implementing the standard in preparation for the January 1, 2018 adoption date, and has identified several key provisions that are expected to result in changes to current accounting policies, systems and processes, and internal controls, including but not limited those anticipated changes set forth below. The Company intends to update processes and systems to assist in the application of standalone selling price for its product offerings. In addition, the identification of performance obligations and the related timing of revenue recognition for certain services is expected to change under the new standard which may result in some revenues being recognized earlier, such as for new customer implementation services. Moreover, capitalizing costs to acquire contracts, such as sales commissions, is not a current accounting policy. Under the new standard, the Company expects historical sales commissions, which have been expensed as incurred, will be subject to capitalization for historical periods. Additionally, the Company expects future sales commissions will be subject to capitalization to the extent there are no substantive performance condition requirements of employees. Finally, additional investments in technology and resources will be required by the Company in order to ensure that the Company’s financial systems can record, calculate, summarize, and report the necessary information required by the standard.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

The Company has not completed its calculation of the financial impact of the Company’s adoption of this accounting standard on its future consolidated financial statements, but does anticipate adjustments to retained earnings upon adoption for both revenue recognition and sales commissions.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Sub Topic 825-10), which addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The guidance will, among other things, require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for only limited aspects of such guidance. The Company expects to adopt this ASU on January 1, 2018, and is currently reviewing this standard to assess the impact on its future consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee is not expected to significantly change under such guidance; however, the Company is currently reviewing this standard to assess the impact on its future consolidated financial statements. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company expects to adopt this ASU on January 1, 2019, and is currently evaluating the impact that adoption of this ASU will have on its consolidated financial position and results of operations.

3. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During the three months ended September 30, 2017 and 2016, the Company recorded a provision for income taxes of approximately $1.7 million and $461,000, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded a provision for income taxes of approximately $3.1 million and $2.5 million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2017 and 2016 was 33.7% and 38.0%, respectively. During the nine months ended September 30, 2017, the Company recorded excess tax benefits of approximately $428,000 as a component of the provision for income taxes. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences.

4. STOCK BASED COMPENSATION

The Company has stock awards outstanding under three stock incentive plans: the Company’s 2016 Omnibus Incentive Plan, the 2010 Stock Incentive Plan, and the 2000 Stock Incentive Plan, as amended. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share-based payments, including stock options and restricted share units (“RSUs”). During the nine months ended September 30, 2017, the Company issued 111,039 RSUs, subject to service-based vesting, with a weighted average grant date fair value of $23.43 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the nine months ended September 30, 2016, the Company issued 111,808 RSUs, subject to service-based vesting, with a weighted average grant date fair value of $20.49 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recorded for the three and nine months ended September 30, 2017 and 2016, which is recorded in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues (excluding depreciation and amortization)	$27	$35	$90	$110
Product development	80	73	225	200
Sales and marketing	36	65	172	193
Other general and administrative	297	339	871	1,013

Total stock based compensation expense	$440	$512	$1,358	$1,516

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 31,000 and 21,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately 68,000 and 42,000 for the nine months ended September 30, 2017 and 2016, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$2,504	$1,162	$6,056	$4,066

Denominator:
Weighted average shares outstanding	31,893	31,739	31,848	31,714
Effect of dilutive shares	324	368	335	336

Weighted average diluted shares	32,217	32,107	32,183	32,050

Basic earnings per share	$0.08	$0.04	$0.19	$0.13

Diluted earnings per share	$0.08	$0.04	$0.19	$0.13

6. MARKETABLE SECURITIES

At September 30, 2017 and December 31, 2016, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	September 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$56,968	$2	$(23)	$56,947
Government-sponsored enterprise debt securities	5,995	1	—	5,996

Total	$62,963	$3	$(23)	$62,943

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$44,486	$—	$(50)	$44,436
Government-sponsored enterprise debt securities	9,105	1	(2)	9,104

Total	$53,591	$1	$(52)	$53,540

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of September 30, 2017, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the nine months ended September 30, 2017 and 2016, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as current assets on the balance sheet because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATION

Morrisey Associates, Inc.

On August 8, 2016, Echo, Inc. (“Echo”), a wholly owned subsidiary of the Company, acquired all of the outstanding stock of Morrisey Associates, Inc. (“MAI”), a Chicago, Illinois based company that provides credentialing and privileging software to healthcare organizations. The acquisition of MAI allows the Company to expand its credentialing and privileging product offerings and solutions to healthcare organizations. The consideration paid for MAI consisted of approximately $48.0 million in cash, which the Company funded with cash on hand, and was not subject to any post-closing working capital or similar adjustment. The Company incurred approximately $953,000 in transaction costs, all of which were incurred during the year ended December 31, 2016. The transaction costs were recorded in other general and administrative expenses in the condensed consolidated statements of income. The results of operations for MAI have been included in the Company’s consolidated financial statements from the date of acquisition and are also included in the HealthStream Provider Solutions segment.

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$44,120
Cash held in escrow	3,880

Total consideration paid	$48,000

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Accounts receivable, net	$2,406
Prepaid royalties and other prepaid assets	187
Property and equipment	75
Deferred tax assets	1,377
Goodwill	21,000
Intangible assets	27,400
Accounts payable and accrued liabilities	(776)
Deferred revenue	(3,669)

Net assets acquired	$48,000

The excess purchase price over the fair values of net tangible and intangible assets was recorded as goodwill. The fair values of tangible and identifiable intangible assets, deferred revenue, and other liabilities assumed were based on management’s estimates and assumptions. The goodwill balance was primarily attributed to the assembled workforce, additional market opportunities from offering MAI’s products, and expected synergies from integrating MAI with other products or other combined functional areas within the Company. During the three months ended September 30, 2017, the Company determined that a portion of the acquired accounts receivable required an adjustment to net realizable value and a portion of the assumed liabilities would not be satisfied and therefore recorded a measurement period adjustment, which on a net basis, increased goodwill by approximately $533,000. The measurement period adjustment has no effect on current period or prior period earnings. The goodwill balance, including the measurement period adjustment, is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $8.3 million to an estimated fair value of $3.7 million. The $4.6 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATION (continued)

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and MAI as though the companies were combined as of January 1, 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$63,633	$60,711	$186,148	$176,402

Net income	$2,553	$2,613	$6,909	$6,101

Basic earnings per share	$0.08	$0.08	$0.22	$0.19

Diluted earnings per share	$0.08	$0.08	$0.21	$0.19

These unaudited pro forma combined results of operations include certain adjustments arising from the acquisition, such as adjustments for amortization of intangible assets, depreciation of property and equipment, and fair value adjustments of acquired deferred revenue balances. The unaudited pro forma combined results of operations are for informational purposes only and are not indicative of what the Company’s results of operations would have been had the transaction occurred at the beginning of the period presented or to project the Company’s results of operations in any future period.

The unaudited pro forma financial information for the three and nine months ended September 30, 2017 and 2016 combines the historical results of the Company and MAI for the three and nine months ended September 30, 2017 and 2016, taking into account the pro forma adjustments listed above.

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues, net:
Workforce Solutions	$44,603	$43,015	$132,561	$124,489
Patient Experience Solutions	8,810	8,931	25,274	25,862
Provider Solutions	10,140	6,421	27,069	16,886

Total revenues, net	$63,553	$58,367	$184,904	$167,237

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating income:
Workforce Solutions	$8,477	$9,386	$25,786	$29,034
Patient Experience Solutions	1,531	471	1,601	(319)
Provider Solutions	934	(959)	856	(681)
Unallocated	(6,960)	(7,612)	(19,572)	(21,946)

Total operating income	$3,982	$1,286	$8,671	$6,088

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. BUSINESS SEGMENTS (continued)

	September 30, 2017	December 31, 2016
Segment assets *
Workforce Solutions	$88,349	$96,323
Patient Experience Solutions	33,238	35,988
Provider Solutions	151,403	155,011
Unallocated	130,850	108,678

Total assets	$403,840	$396,000

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

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

As of September 30, 2017, the Company was in material compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three or nine months ended September 30, 2017.

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

Key financial indicators for the third quarter of 2017 include:

•	Revenues of $63.6 million in the third quarter of 2017, up 9% from $58.4 million in the third quarter of 2016

•	Operating income of $4.0 million in the third quarter of 2017, up 210% from $1.3 million in the third quarter of 2016

•	Net income of $2.5 million in the third quarter of 2017, up 115% from $1.2 million in the third quarter of 2016, and earnings per share (EPS) of $0.08 per share (diluted) in the third quarter of 2017, compared to $0.04 per share (diluted) in the third quarter of 2016

•	Adjusted EBITDA(1) of $11.0 million in the third quarter of 2017, up 41% from $7.8 million in the third quarter of 2016

(1)	Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of Adjusted EBITDA to net income, and disclosure regarding why we believe that Adjusted EBITDA provides useful information to investors, is included later in this report.

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

Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions during the preparation of our financial statements. We believe the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues, net. Revenues increased approximately $5.2 million, or 9%, to $63.6 million for the three months ended September 30, 2017 from $58.4 million for the three months ended September 30, 2016. A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended September 30,
	2017	2016	Percentage Change
Revenues by Business Segment:
Workforce Solutions	$44,603	$43,015	4%
Patient Experience Solutions	8,810	8,931	-1%
Provider Solutions	10,140	6,421	58%

Total revenues, net	$63,553	$58,367	9%

% of Revenues
Workforce Solutions	70%	74%
Patient Experience Solutions	14%	15%
Provider Solutions	16%	11%

Revenues for HealthStream Workforce Solutions, which are primarily subscription-based, increased approximately $1.6 million, or 4%, to $44.6 million for the three months ended September 30, 2017 from $43.0 million for the three months ended September 30, 2016. Revenues in 2017 were positively influenced by growth in courseware subscriptions and our enterprise applications, but were partially offset by an expected decline of $1.2 million in revenues from ICD-10 readiness training products, which approximated $121,000 for the third quarter of 2017, compared to $1.3 million for the third quarter of 2016. Our Workforce Solutions annualized revenue per implemented subscriber metric increased by 1.5%, to $38.37 per subscriber for the third quarter of 2017 compared to $37.80 per subscriber for the third quarter of 2016. Our implemented subscriber base increased by 2.5% over the prior year third quarter to 4.50 million implemented subscribers at September 30, 2017 compared to 4.39 million implemented subscribers at September 30, 2016. Additionally, we had a 4.0% increase in total subscribers over the prior year third quarter, with 4.65 million total subscribers at September 30, 2017 compared to 4.47 million total subscribers at September 30, 2016.

Revenues for HealthStream Patient Experience Solutions decreased approximately $121,000, or 1%, to $8.8 million for the three months ended September 30, 2017 from $8.9 million for the three months ended September 30, 2016. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, increased by $105,000, or 2%, compared to the prior year period. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively decreased by $226,000, or 9%, compared to the prior year third quarter due to fewer engagements compared to the prior year period.

Revenues for HealthStream Provider Solutions increased approximately $3.7 million, or 58%, to $10.1 million for the three months ended September 30, 2017 from $6.4 million for the three months ended September 30, 2016. Approximately $2.0 million of the increase resulted from the MAI acquisition which was consummated on August 8, 2016. MAI revenues in the third quarter were approximately $2.9 million, net of deferred revenue write-downs, compared to $841,000, net of deferred revenue write-downs, during the portion of the third quarter of 2016 which occurred following the completion of the MAI acquisition. Revenues from other provider solutions products increased $1.7 million, or 30%, over the third quarter of 2016.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $1.8 million, or 7%, to $26.7 million for the three months ended September 30, 2017 from $24.9 million for the three months ended September 30, 2016. Cost of revenues as a percentage of revenues was 42% and 43% for the three months ended September 30, 2017 and 2016, respectively.

Cost of revenues for HealthStream Workforce Solutions increased approximately $2.0 million to $19.4 million and approximated 43% and 40% of revenues for HealthStream Workforce Solutions for the three months ended September 30, 2017 and 2016, respectively. The increase in amount and as a percentage of revenues is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and additions to personnel over the prior year period. Cost of revenues for HealthStream Patient Experience Solutions decreased approximately $1.1 million to $4.2 million and approximated 48% and 60% of revenues for HealthStream Patient Experience Solutions for the three months ended September 30, 2017 and 2016, respectively. The decrease in both amount and as a percentage of revenue is primarily the result of reductions in personnel costs and lower costs associated with declines in phone based survey volume compared to the prior year period. Cost of revenues for HealthStream Provider Solutions increased approximately $1.0 million to $3.1 million and approximated 31% and 33% of HealthStream Provider Solutions revenues for the three months ended September 30, 2017 and 2016, respectively. The increase in both amount and as a percentage of revenue is primarily associated with the MAI acquisition and additions to personnel over the prior year period.

Product Development. Product development expenses decreased approximately $272,000, or 4%, to $7.0 million for the three months ended September 30, 2017 from $7.3 million for the three months ended September 30, 2016. Product development expenses as a percentage of revenues were 11% and 12% for the three months ended September 30, 2017 and 2016, respectively.

Product development expenses for HealthStream Workforce Solutions decreased approximately $343,000 to $4.9 million and approximated 11% and 12% of revenues for HealthStream Workforce Solutions for the three months ended September 30, 2017 and 2016, respectively. The decrease in both amount and as a percentage of revenues is primarily due to lower outsourced labor expenses. Product development expenses for HealthStream Patient Experience Solutions decreased approximately $103,000 to $1.0 million and approximated 11% and 12% of revenues for HealthStream Patient Experience Solutions for the three months ended September 30, 2017 and 2016, respectively. The decrease in both amount and as a percentage of revenue is primarily due to higher labor capitalization for internal software development. Product development expenses for HealthStream Provider Solutions increased approximately $175,000 to $1.1 million and approximated 11% and 15% of revenues for HealthStream Provider Solutions for the three months ended September 30, 2017 and 2016, respectively. The increase in amount is primarily associated with the MAI acquisition and additions to personnel over the prior year period.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased approximately $168,000, or 2%, to $10.1 million for the three months ended September 30, 2017 from $10.3 million for the three months ended September 30, 2016. Sales and marketing expenses were 16% and 18% of revenues for the three months ended September 30, 2017 and 2016, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions decreased approximately $231,000 to $7.1 million and approximated 16% and 17% of revenues for HealthStream Workforce Solutions for the three months ended September 30, 2017 and 2016, respectively. The decrease in amount and as a percentage of revenues is primarily due to lower sales commissions and reduced marketing spending. Sales and marketing expenses for HealthStream Patient Experience Solutions decreased approximately $84,000 to $1.0 million and approximated 11% and 12% of revenues for HealthStream Patient Experience Solutions for the three months ended September 30, 2017 and 2016, respectively. The decrease in both amount and as a percentage of revenues is primarily due to reductions in personnel costs, sales commissions, and marketing spending. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $54,000 to $1.7 million and approximated 16% and 25% of revenues for HealthStream Provider Solutions for the three months ended September 30, 2017 and 2016, respectively. The decrease as a percentage of revenues is due growth in revenue.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $272,000, or 3%, to $9.2 million for the three months ended September 30, 2017 from $8.9 million for the three months ended September 30, 2016. Other general and administrative expenses as a percentage of revenues were 14% and 15% of revenues for the three months ended September 30, 2017 and 2016, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $656,000 to $2.2 million and approximated 5% of HealthStream Workforce Solutions revenues for both the three months ended September 30, 2017 and 2016. The increase in amount is primarily due to higher facility costs and increases in other general expenses. Other general and administrative expenses for HealthStream Patient Experience Solutions decreased approximately $7,000 to $700,000 and approximated 8% of HealthStream Patient Experience Solutions revenues for both the three months ended September 30, 2017 and 2016. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $251,000 to $1.2 million and approximated 12% and 15% of HealthStream Provider Solutions revenues for the three months ended September 30, 2017 and 2016, respectively. The increase in amount is primarily associated with the MAI acquisition and higher bad debt expense, while the decrease as a percentage of revenues is due to growth in revenue. The unallocated corporate portion of other general and administrative expenses decreased approximately $626,000 to $5.0 million compared to the prior year third quarter primarily due to lower professional service expenses as a result of the MAI transaction during the prior year period and reductions of other general expenses, partially offset by implementation costs related to ASC 606.

Depreciation and Amortization. Depreciation and amortization increased approximately $815,000, or 14%, to $6.6 million for the three months ended September 30, 2017 from $5.8 million for the three months ended September 31, 2016. The increase primarily resulted from amortization of capitalized software development and intangible assets from the MAI acquisition.

Other Income, Net. Other income, net was approximately $173,000 for the three months ended September 30, 2017 compared to $337,000 for the three months ended September 30, 2016. This decrease was primarily due to a gain recorded in the three months ended September 30, 2016 related to the acquisition of all remaining outstanding stock of Nurse Competency.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $1.7 million for the three months ended September 30, 2017 compared to $461,000 for the three months ended September 30, 2016. The Company’s effective tax rate was 40% for the three months ended September 30, 2017 compared to 28% for the three months ended September 30, 2016. The increase in the effective tax rate was primarily influenced by certain tax benefits realized upon filing tax returns during the three months ended September 30, 2016.

Net Income. Net income increased approximately $1.3 million, or 115%, to $2.5 million for the three months ended September 30, 2017 from $1.2 million for the three months ended September 30, 2016. Earnings per diluted share were $0.08 and $0.04 per share for the three months ended September 30, 2017 and 2016, respectively.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased approximately $3.2 million, or 41%, to $11.0 million for the three months ended September 30, 2017 compared to $7.8 million for the three months ended September 30, 2016. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues, net. Revenues increased approximately $17.7 million, or 11%, to $184.9 million for the nine months ended September 30, 2017 from $167.2 million for the nine months ended September 30, 2016. A comparison of revenues by business segment is as follows (in thousands):

	Nine Months Ended September 30,
			Percentage
	2017	2016	Change
Revenues by Business Segment:
Workforce Solutions	$132,561	$124,489	6%
Patient Experience Solutions	25,274	25,862	-2%
Provider Solutions	27,069	16,886	60%

Total revenues, net	$184,904	$167,237	11%

% of Revenues
Workforce Solutions	72%	74%
Patient Experience Solutions	14%	16%
Provider Solutions	14%	10%

Revenues for HealthStream Workforce Solutions, which are primarily subscription-based, increased approximately $8.1 million, or 6%, to $132.6 million for the nine months ended September 30, 2017 from $124.5 million for the nine months ended September 30, 2016. Revenues in 2017 were positively influenced by growth in courseware subscriptions and our enterprise applications, but were partially offset by an expected decline in ICD-10 readiness revenues. Revenues from ICD-10 readiness products declined by $6.5 million to $905,000 in the first nine months of 2017 compared to $7.4 million in the first nine months of 2016.

Revenues for HealthStream Patient Experience Solutions decreased approximately $589,000, or 2%, to $25.3 million for the nine months ended September 30, 2017 from $25.9 million for the nine months ended September 30, 2016. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, decreased approximately $22,000 compared to the first nine months of 2016. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively decreased $567,000, or 10%, compared to the first nine months of 2016 due to fewer engagements compared to the prior year period.

Revenues for HealthStream Provider Solutions increased approximately $10.2 million, or 60%, to $27.1 million for the nine months ended September 30, 2017 from $16.9 million for the nine months ended September 30, 2016. Approximately $7.0 million of the increase resulted from the MAI acquisition, which was consummated on August 8, 2016. Revenues from other provider solutions products increased $3.2 million over the first nine months of 2016.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $9.0 million, or 13%, to $79.4 million for the nine months ended September 30, 2017 from $70.4 million for the nine months ended September 30, 2016. Cost of revenues as a percentage of revenues was approximately 43% and 42% for the nine months ended September 30, 2017 and 2016, respectively.

Cost of revenues for HealthStream Workforce Solutions increased approximately $7.0 million to $56.2 million and approximated 42% and 40% of revenues for HealthStream Workforce Solutions for the nine months ended September 30, 2017 and 2016, respectively. The increase in amount and as a percentage of revenue is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and additions to personnel. Cost of revenues for HealthStream Patient Experience Solutions decreased approximately $2.1 million to $14.5 million and approximated 57% and 64% of revenues for HealthStream Patient Experience Solutions for the nine months ended September 30, 2017 and 2016, respectively. The decrease in both amount and as a percentage of revenue is primarily due to reductions in personnel costs and lower costs associated with declines in phone based survey volume compared to the prior year period. Cost of revenues for HealthStream Provider Solutions increased approximately $4.1 million to $8.7 million and approximated 32% and 27% of revenues for HealthStream Provider Solutions for the nine months ended September 30, 2017 and 2016, respectively. The increase in amount and as a percentage of revenue is primarily the result of the MAI acquisition and additions to personnel.

Product Development. Product development expenses decreased approximately $894,000, or 4%, to $20.6 million for the nine months ended September 30, 2017 from $21.5 million for the nine months ended September 30, 2016. Product development expenses as a percentage of revenues were approximately 11% and 13% of revenues for the nine months ended September 30, 2017 and 2016, respectively.

Product development expenses for HealthStream Workforce Solutions decreased approximately $741,000 to $14.6 million and approximated 11% and 12% of revenues for HealthStream Workforce Solutions for the nine months ended September 30, 2017 and 2016, respectively. The decrease in amount and as a percentage of revenues is primarily due to lower outsourced labor expenses. Product development expenses for HealthStream Patient Experience Solutions decreased approximately $877,000 to $2.7 million and approximated 11% and 14% of revenues for HealthStream Patient Experience Solutions for the nine months ended September 30, 2017 and 2016, respectively. The decrease in both amount and as a percentage of revenue is primarily due to higher labor capitalization for internal software development. Product development expenses for HealthStream Provider Solutions increased approximately $724,000 to $3.3 million and approximated 12% and 15% of revenues for HealthStream Provider Solutions for the nine months ended September 30, 2017 and 2016, respectively. The increase in amount is primarily associated with the MAI acquisition and additions to personnel over the prior year period.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $3.3 million, or 12%, to $31.1 million for the nine months ended September 30, 2017 from $27.8 million for the nine months ended September 30, 2016. Sales and marketing expenses were approximately 17% of revenues for both the nine months ended September 30, 2017 and 2016.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $2.1 million to $22.5 million and approximated 17% and 16% of revenues for HealthStream Workforce Solutions for the nine months ended September 30, 2017 and 2016, respectively. The increase in amount and as a percentage of revenues is primarily due to additions to personnel and higher sales commissions compared to the prior year period. Sales and marketing expenses for HealthStream Patient Experience Solutions increased approximately $275,000 to $3.3 million and approximated 13% and 12% of revenues for HealthStream Patient Experience Solutions for the nine months ended September 30, 2017 and 2016, respectively. The increase in both amount and as a percentage of revenues is primarily due to higher sales commissions and increased marketing spending compared to the prior year period. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $702,000 to $4.3 million and approximated 16% and 21% of revenues for HealthStream Provider Solutions for the nine months ended September 30, 2017 and 2016, respectively. The increase in amount is primarily associated with the MAI acquisition and higher sales commissions.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $227,000, or 1%, to $25.6 million for the nine months ended September 30, 2017 from $25.4 million for the nine months ended September 30, 2016. Other general and administrative expenses as a percentage of revenues were approximately 14% and 15% of revenues for the nine months ended September 30, 2017 and 2016, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $1.6 million to $6.1 million and approximated 5% and 4% of revenues for HealthStream Workforce Solutions for the nine months ended September 30, 2017 and 2016, respectively. The increase in amount is primarily due to higher facility costs and increases in technology infrastructure investments and other general expenses. Other general and administrative expenses for HealthStream Patient Experience Solutions decreased approximately $30,000 to $2.1 million and approximated 8% of revenues for HealthStream Patient Experience Solutions for both the nine months ended September 30, 2017 and 2016. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $1.2 million to $3.8 million and approximated 14% and 16% of revenues for HealthStream Provider Solutions for the nine months ended September 30, 2017 and 2016, respectively. The increase in amount is primarily associated with the MAI acquisition and higher bad debt expense compared to the prior year period. The unallocated corporate portion of other general and administrative expenses decreased approximately $2.5 million to $13.6 million compared to the first nine months of 2016 primarily due to lower professional service expenses as a result of the implementation of a new financial systems platform and the MAI transaction during the prior year period and reductions of other general expenses.

Compared to the nine months September 30, 2016, the Company experienced an increase in bad debt during the nine months ended September 30, 2017, which may be attributable in part to ongoing macro-economic conditions that create challenges for our client base and could further impact bad debt expense in future periods.

Depreciation and Amortization. Depreciation and amortization increased approximately $3.5 million, or 22%, to $19.5 million for the nine months ended September 30, 2017 from $16.0 million for the nine months ended September 30, 2016. The increase primarily resulted from amortization of capitalized software development and intangible assets from the MAI acquisition.

Other Income (Expense), Net. Other income (expense), net was income of approximately $468,000 for the nine months ended September 30, 2017 compared to income of $465,000 for the nine months ended September 30, 2016.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $3.1 million for the nine months ended September 30, 2017 compared to $2.5 million for the nine months ended September 30, 2016. The Company’s effective tax rate was approximately 34% for the nine months ended September 30, 2017 compared to approximately 38% for the nine months ended September 30, 2016. The decrease in the effective tax rate was primarily influenced by excess tax benefits from stock-based awards as well as lower state taxes.

Net Income. Net income increased approximately $2.0 million, or 49%, to $6.1 million for the nine months ended September 30, 2017 compared to $4.1 million for the nine months ended September 30, 2016. Earnings per diluted share were $0.19 per share and $0.13 per share for the nine months ended September 30, 2017 and 2016, respectively.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased approximately $5.8 million, or 24%, to $29.5 million for the nine months ended September 30, 2017 compared to $23.7 million for the nine months ended September 30, 2016. This increase resulted from the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

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

Revenues associated with the sales of HeartCode and RQI products have been significant in recent years, although margins on such products have been lower than HealthStream’s average margin. We are actively engaged in efforts to broaden the scope and utilization of our simulation-related offerings to include a range of clinical competencies that extend beyond resuscitation, and integrate with our platform in ways that HeartCode and RQI never have. We intend to bring to market a broadened scope of simulation-based offerings, including— following the December 31, 2018 expiration date of our agreements with Laerdal—resuscitation programs. We believe these efforts have the potential to give rise to additional and higher margin opportunities than currently exist under the Laerdal agreements for HeartCode and RQI, and will likely feature solutions with a lower price point than our current offerings. However, there is no assurance that we will be successful in these efforts, and to the extent that new simulation-based or other solutions do not generate revenue and/or earnings following the December 31, 2018 expiration date in a manner that supplants the impact of these agreements with Laerdal, our revenue and results of operations following this expiration date may be adversely affected.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP net income	$2,504	$1,162	$6,056	$4,066
Interest income	(221)	(153)	(583)	(418)
Interest expense	35	26	98	76
Income tax provision	1,651	461	3,083	2,487
Stock based compensation expense	440	512	1,358	1,516
Depreciation and amortization	6,570	5,755	19,488	15,976

Adjusted EBITDA	$10,979	$7,763	$29,500	$23,703

GAAP operating income	$3,982	$1,286	$8,671	$6,088
Adjustment for deferred revenue write-down	146	1,183	1,539	2,577

Non-GAAP operating income	$4,128	$2,469	$10,210	$8,665

GAAP net income	$2,504	$1,162	$6,056	$4,066
Adjustment for deferred revenue write-down, net of tax	88	847	1,020	1,598

Non-GAAP net income	$2,592	$2,009	$7,076	$5,664

Liquidity and Capital Resources

Net cash provided by operating activities increased by $20.7 million to $35.7 million during the nine months ended September 30, 2017 from $15.0 million during the nine months ended September 30, 2016. The number of days sales outstanding (“DSO”) was 55 days for the third quarter of 2017 compared to 70 days for the third quarter of 2016. The decrease in DSO primarily relates to lower accounts receivable balances resulting from improved collections in the Workforce Development Solutions segment as compared to the prior year period. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $24.7 million and $57.6 million for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, the Company purchased $5.3 million of property and equipment, spent $9.2 million for capitalized software development, acquired $500,000 in equity investments, and invested $79.3 million in marketable securities. These uses of cash were partially offset by maturities of marketable securities of $69.6 million. During the nine months ended September 30, 2016, the Company utilized $53.1 million (net of cash acquired) for acquisitions, purchased $82.8 million of marketable securities, purchased $3.9 million of property and equipment, and spent $7.1 million for capitalized software development. These uses of cash were partially offset by maturities of marketable securities of $88.2 million and the sale of long-lived assets of $975,000.

Net cash (used in) provided by financing activities was approximately ($88,000) and $444,000 for the nine months ended September 30, 2017 and 2016, respectively. The sources of cash from financing activities for the nine months ended September 30, 2017 resulted from the exercise of employee stock options. The sources of cash from financing activities for the nine months ended September 30, 2016 resulted from $661,000 of excess tax benefits from equity awards and $94,000 of proceeds from the exercise of employee stock options. The uses of cash for both 2017 and 2016 resulted from the payment of employee payroll taxes in relation to the vesting of RSUs. The Company net-share settled the employee RSUs by withholding shares with value equivalent to the employee’s minimum statutory obligation for the applicable income and other employment taxes.

Our balance sheet reflects positive working capital of $94.5 million at September 30, 2017 compared to $82.5 million at December 31, 2016. The Company’s primary source of liquidity is $123.4 million of cash and cash equivalents and marketable securities. The Company also has a $50.0 million revolving credit facility, all of which was available for additional borrowing at September 30, 2017. The revolving credit facility expires on November 24, 2017, and we plan to renew the facility on similar terms as the current facility.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development and capital expenditures for at least the next 12 months.

The Company’s growth strategy includes acquiring businesses that provide complementary products and services. It is anticipated that future acquisitions, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant values at the time of borrowing. As of September 30, 2017, we were in material compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of September 30, 2017 and during the nine months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $123.4 million at September 30, 2017. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $134,000.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the third quarter of 2017 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

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

HEALTHSTREAM, INC.

October 30, 2017	By:	/s/ GERARD M. HAYDEN, JR.
Gerard M. Hayden, Jr. Chief Financial Officer