Form 10-K
period 2017-12-31
HEALTHSTREAM INC
filed 2018-02-26
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the Nasdaq Global Select Market on June 30, 2017 was approximately $670.9 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 22, 2018, there were 32,040,067 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

HEALTHSTREAM, INC.

ANNUAL REPORT ON FORM 10-K

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “continue,” and similar language or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements included herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Risk Factors” in Item 1A of this Annual Report on Form 10-K and elsewhere in this document. In addition, factors that we are not currently aware of could harm our future operating results. You should carefully review the risks described in other documents HealthStream files from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. HealthStream undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 1. Business

OVERVIEW AND HISTORY

HealthStream, Inc. (HealthStream or the Company) provides workforce and provider solutions for healthcare organizations—all designed to support the people that deliver patient care which, in turn, supports the improvement of business and clinical outcomes. Delivered primarily as Software-as-a-Service (SaaS), our solutions focus on some of the most significant challenges facing the healthcare workforce and healthcare organizations today, including the need to effectively manage, retain, engage, and develop healthcare workforce talent; meet rigorous compliance requirements; and efficiently manage ongoing medical staff credentialing and privileging processes.

On February 12, 2018, the Company divested its Patient Experience (PX) business to Press Ganey Associates (Press Ganey) for $65.5 million in cash (subject to adjustment based on the working capital of the PX business at closing). This sale of the PX business resulted in the Company’s divestiture of the Company’s patient experience solutions business segment.

With 28 years of experience, HealthStream is recognized as a leading innovator and thought leader in the healthcare industry for its healthcare workforce solutions. Using technology to enhance learning and productivity, HealthStream pioneered the delivery of online learning for hospitals’ required regulatory training as Internet-based training was first introduced. Stemming from that early success, demand for expanded learning solutions led the Company to build what is now a full eco-system of diverse HR and clinical-focused applications, courseware, assessments, and talent management programs. At year-end 2017, with approximately 4.77 million healthcare professionals subscribing to HealthStream’s platform through their respective organizations, HealthStream is a leading provider in workforce development in the healthcare industry.

With its singular healthcare focus, HealthStream understands that healthcare organizations want to provide their patients with an engaged, confident, and competent workforce that delivers optimal patient experiences. HealthStream’s solutions include a robust array of products and services that provide targeted insights for organizations to take actions that produce sustainable performance improvements. Moreover, HealthStream’s vast database of healthcare workforce benchmarks offer organizations a powerful tool to compare, assess, and fine-tune their strategies for managing initiatives for success.

HealthStream believes that the key to quality patient care is—and always has been—the people who deliver care. To that end, the Company’s solutions support the recruiting, retaining, engaging, assessing, and developing of the healthcare workforce, including medical staff who provide patient care in our customers’ organizations.

Headquartered in Nashville, Tennessee, the Company was incorporated in 1990 and began providing its SaaS-based workforce solutions in 1999, its survey and research solutions in 2005 (which business we divested in February 2018 as noted above), and its provider solutions in 2012. Including additional offices in Columbia, Maryland (prior to the divestment of our PX business); Nashville, Tennessee; Jericho, New York; Brentwood, Tennessee; San Diego, California; Chicago, Illinois; and Boulder, Colorado, HealthStream had 955 full-time and 72 part-time employees as of December 31, 2017 (prior to giving effect to the divestment of our PX business). In addition, as of February 22, 2018, HealthStream had 719 full-time and 27 part-time employees. Our business has evolved from an initial focus on technology-based training to a company providing workforce development and provider solutions to the nation’s healthcare providers.

INDUSTRY BACKGROUND

According to the Centers for Medicare & Medicaid Services (CMS), spending in the healthcare industry reached approximately $3.3 trillion in 2016, or 17.9% of the U.S. gross domestic product. Hospital care expenditures accounted for approximately 32.4% of the $3.3 trillion industry. According to the Bureau of Labor Statistics, approximately 19.6 million professionals are employed in the healthcare segment of the domestic economy, with approximately 5.2 million employed in acute-care hospitals and approximately 3.3 million employed in post-acute-care organizations, our primary target markets for our products. As of December 31, 2017, approximately 4.77 million healthcare professionals were subscribers to our SaaS-based solutions, which include 4.65 million subscribers already implemented and 118,000 subscribers in the process of implementation.

All of the approximately 5.2 million hospital-based healthcare professionals that work in the nation’s approximately 5,000 acute-care hospitals are required by federal and state mandates and accrediting bodies to complete training in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA) and The Joint Commission (an independent, not-for-profit organization that accredits and certifies healthcare organizations and programs in the United States), as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act (HIPAA).

In hospitals, staffing issues and personnel shortages have also contributed to the need for facility-based workforce development as well as additional assessment and competency-based training. An ongoing nursing shortage, for example, is resulting in skill gaps and rising costs. The U.S. Bureau of Labor Statistics projects the need for 525,000 replacement nurses over the next several years, bringing the total number of openings for nurses due to growth and replacements to 1.05 million by 2022. We believe that offering training and education for hospital personnel is increasingly being utilized as a retention and recruitment incentive.

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

Provider data management has become more complex and arduous for healthcare organizations. Spurred by The Joint Commission Medical Staff standards and other regulatory requirements, credentialing and privileging has been transformed from a periodic review to continuous, evidence-driven analysis of professional competency and provider performance. This transformation requires ongoing, automatic monitoring of licenses, sanctions, and exclusions, as well as expanding the scope of review at initial credentialing and re-credentialing. In addition, provider enrollment processes have compounded in difficulty. For example, a single provider may need to enroll annually with some 30 to 40 payers, with each payer application often taking two to four hours to complete.

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

HEALTHSTREAM’S SOLUTIONS

During the year ended December 31, 2017, HealthStream’s products and services were organized into three segments—Workforce Solutions, Patient Experience Solutions, and Provider Solutions—that collectively help healthcare organizations meet their ongoing talent management, training, education, assessment, competency management, compliance, provider credentialing & privileging management, and provider enrollment needs. HealthStream’s solutions are provided to a wide range of customers within the healthcare industry across the continuum of care. On February 12, 2018, the Company divested its PX business to Press Ganey for $65.5 million in cash, subject to adjustment based on the working capital of such business as of the closing. This sale of the PX business resulted in the Company’s complete divestiture of the Company’s patient experience solutions business segment.

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

At December 31, 2017, HealthStream had approximately 4.77 million “total subscribers” to its subscription-based solutions. Each individual end-user who utilizes at least one HealthStream subscription-based solution is counted as one subscriber, regardless of the number of subscriptions contracted by or for that end-user. Our subscription-based solutions include any one or a combination of our many platform applications, plus courseware, or content. For example, we deliver courseware to our customers primarily through our learning application, the HealthStream Learning Center™ (HLC), while we deliver competency management and performance appraisal tools through our applications known as the HealthStream Competency Center (HCC) and HealthStream Performance Center (HPC), respectively, which are all on our SaaS-based platform, along with a series of other applications.

Pricing for the HLC, HCC, and HPC are subscription-based, with fees based on the number of subscribers, courseware provided, and other factors. We offer training, implementation, and account management services to facilitate adoption of our subscription-based solutions. Fees for training are based on the time and efforts of the personnel involved. Implementation fees vary based on the size, scope, and complexity of the project. Our SaaS-based platform and subscription-based solutions are hosted in a central data center that allows authorized subscribers access to our services through the Internet, thereby eliminating the need for onsite local implementations of installed workforce development products. During 2017, 2016, and 2015 our subscription-based workforce solutions accounted for approximately 69%, 71%, and 74% of consolidated revenues, respectively.

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

HealthStream Patient Experience Solutions — Prior to the disposition of our PX business in February 2018 as noted above, our patient experience solutions complemented our workforce solutions’ product and service offerings by providing customers with Patient Insights™, Employee Insights™, Physician Insights™, and Community Insights™ surveys, data analyses of survey results, and other research-based measurement tools. Our services were designed to provide thorough analyses with insightful recommendations for change; benchmarking capability using our comprehensive databases; and consulting services to identify solutions for our customers based on their survey results. Clients were able to access and analyze their survey results data through Insights Online™, our secure web-based reporting platform. During 2017, 2016, and 2015 our Patient Insights™ survey product accounted for approximately 11%, 12%, and 13% of consolidated revenues, respectively.

HealthStream Provider Solutions – Our provider solutions are offered through our business segment that is branded in the marketplace as “Verity, a HealthStream Company.” Verity, a HealthStream Company, delivers enterprise-class solutions to transform the healthcare provider experience for healthcare organizations and providers. We currently serve over 2,400 hospitals and 1,000 medical groups in the United States. Verity, a HealthStream Company, resulted from the combination of Echo, Inc. and Morrisey Associates, Inc. (MAI), representing over 75 years of industry experience, to become the leading company delivering solutions for credentialing, enrollment, privileging, onboarding, and performance evaluation for providers. Verity, a HealthStream Company, has over 200 employees spanning headquarters in Boulder, CO with satellite offices in San Diego, CA, Brentwood, TN, and Chicago, IL.

Our legacy products include EchoCredentialing™ and MSOW™, comprehensive platforms that manage medical staff credentialing and privileging processes for hospitals; EchoOneApp™, a provider enrollment platform for medical groups, which includes automatic form population directly from a continuously updated library of more than 4,500 preformatted payer form templates as well as online form integration with Council for Affordable Quality Healthcare, CMS, the Provider Enrollment, Chain and Ownership System (PECOS); and EchoAccess™, our enterprise class platform to support hospital call centers with physician referral, call triage, provider directories, class enrollment, and discharge planning functionalities.

In January 2018, we announced the launch of our SaaS-based provider credentialing, privileging, and enrollment solution, Verity. Verity includes an intuitive, modern user experience; embedded, validated provider data; and evidence-based and best practice content. Further, Verity provides a single infrastructure supporting the entire provider lifecycle, from recruiting, application submission, validation tasks, privileging, appointments by credentialing committees, enrollment, contracting, onboarding, and performance management.

BUSINESS ACQUISITIONS

We acquired HealthLine Systems, LLC (HLS) in March 2015, acquired Performance Management Services, Inc. in June 2016, acquired the remaining ownership interest in Nursing Registry Consultants Corporation in July 2016, and acquired MAI in August 2016. For additional information regarding acquisitions, please see Note 5 of the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

CUSTOMERS

We provide our solutions to customers across a broad range of entities within the healthcare industry, including private, not-for-profit, and government entities, as well as pharmaceutical and medical device companies. We derive a substantial portion of our revenues from a relatively small number of customers, although no single customer represented more than 10 percent of our revenues during 2017, 2016, or 2015. Customers that have purchased or contracted for products and services from HealthStream include: Ardent Health

Services; Saint Luke’s Health System; HCA Holdings, Inc.; Community Health Systems, Inc.; McLaren Health Care Corporation; Sutter Health; and Tenet Healthcare Corporation.

SALES AND MARKETING

We market our products and services primarily through our direct sales teams, which are based out of our corporate headquarters in Nashville, Tennessee and in our additional offices located in Jericho, New York; Brentwood, Tennessee; San Diego, California; and Chicago, Illinois, as well as remote home office sales locations. We also had an office in Columbia, Maryland prior to our disposition of the PX business. As of December 31, 2017, our HealthStream Workforce Solutions sales personnel consisted of 120 employees who carried sales quotas; our HealthStream Patient Experience Solutions sales personnel consisted of 12 employees who carried sales quotas (such Patient Experience Solutions sales personnel are no longer employed by us following the disposition of the PX business); and our Provider Solutions sales personnel consisted of 31 employees who carried sales quotas. As of December 31, 2017, we also had 13 employees who support our sales teams with sales force productivity and optimization, onboarding, training, and administration services.

We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups, trade shows, internet promotion and demonstrations, telemarketing campaigns, public relations, distribution of product-specific literature, direct mail, and advertising. We have marketing teams that are responsible for these initiatives and for working with and supporting our product management and sales teams. At December 31, 2017, our marketing personnel consisted of 40 employees.

OPERATIONS AND TECHNOLOGY

We believe our ability to establish and maintain long-term customer relationships, obtain recurring sales, and develop and maintain new and existing products are dependent on the strength of our operations, customer service, product development and maintenance, training, and other support teams. As of December 31, 2017, our Workforce Solutions operations team consisted of 306 employees associated with customer support, implementation services, product development and quality assurance, training, and project management; our Patient Experience Solutions operations team consisted of 253 employees (of which 106 employees worked in our interviewing centers) associated with phone interviewing, distributing and processing paper-based survey instruments, patient experience coaching and consulting, data analysis and reporting of survey results, and project management (the Patient Experience Solutions operations team employees are no longer employed by us following the disposition of the PX business); and our Provider Solutions operations team consisted of 173 employees associated with implementation services, data integration, product development and quality assurance, credentials verification, consulting, and other functions.

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

Our software applications, servers, and network infrastructure that deliver our services are hosted by a combination of third-party data center providers and HealthStream-owned data centers. We maintain fully redundant disaster recovery data centers which are located in geographically separate locations. Our technology equipment is maintained in secure, limited access environments, supported by redundant power, environmental conditioning, and network connectivity, and we follow industry best practices for backup and disaster recovery. Company personnel monitor all servers, networks, and systems on a continuous basis, and we employ enterprise firewall systems and data abstraction to protect our databases, customer information, and courseware library from unauthorized access.

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

We believe our Workforce Solutions, which include both products and services that facilitate training, assessment, and development for healthcare professionals, offer a wide assortment of courseware, include a mechanism for measuring satisfaction and/or other results, and provide all our services on a single platform over the Internet, provide us with a competitive advantage. In our Provider Solutions business segment, we believe the scope and quality of our products, capability to connect medical staff credentialing with provider enrollment, and innovative new predictive analytics provide us with a competitive advantage. We believe that the principal competitive factors affecting the marketing of our Workforce and Provider Solutions to the healthcare industry include:

●

features of our SaaS-based platform and applications, including reporting, management functionality, ability to manage a variety of events or modalities, courseware assignment, curriculum management, documenting competency assessments and performance appraisals, scalability, and the ability to track utilization and results;

●

scope and variety of Internet-based learning courseware available, including mandated content for OSHA, The Joint Commission, patient safety, and HIPAA requirements; competency-based content; courseware scenarios that drive simulators; courseware that provides CPR certification; and the ability of our customers to create and host their own web-enabled courseware;

●	our singular focus on the healthcare industry and our deep healthcare expertise;

●	scope and quality of professional services offered, including implementation, benchmarking, and training;

●	competitive pricing, which supports a return on investment to customers when compared to other alternative delivery methods;

●	customer service and support;

●	effectiveness of sales and marketing efforts; and

●	company reputation.

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

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

Regulation of the Internet and the Privacy and Security of Personal Information

The laws and regulations that govern our business may change rapidly. The following are some of the evolving areas of law that are relevant to our business:

●

Privacy and Security Laws. Federal, state, and foreign privacy and security laws and regulations restricting the collection, use, security, and disclosure of personal information limit our ability to collect information or use and disclose the information in our databases or derived from other sources to generate revenues. It may be costly to implement security or other measures designed to comply with new legislation or changes to existing laws.

●

Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. We could be liable if content created or delivered by us is determined to be in violation of these regulations.

●

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

●

Sales and Use Tax. Through December 31, 2017, we collected sales, use or other taxes on taxable transactions in states in which we have employees or have a significant level of sales activity. While HealthStream expects that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit our ability to realize profit from the sale of our services over the Internet.

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

The Joint Commission. The Joint Commission accreditation and certification standards require employers in the healthcare industry to provide certain workplace safety and patient interaction training to employees. Training required by The Joint Commission may include programs on infection control, patient bill of rights, radiation safety, and incident reporting. Healthcare organizations are required to provide and document training on these topics to receive accreditation from The Joint Commission. In addition, The Joint Commission imposes continuing education requirements on physicians that relate to each physician’s specific staff appointments.

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

Continuing Nursing Education (CNE). State nurse practice laws typically authorize a state’s board of nursing to establish CNE requirements for professional nurses. The state board of nursing establishes the state’s CNE requirements for professional nurses. CNE credits are provided through accredited providers that have been approved by the ANCC Commission on Accreditation and/or the state board of nursing. We are an accredited provider of CNE by the ANCC.CNE requirements vary widely from state to state. Thirty-four states require registered nurses to certify that they have accumulated a minimum number of CNE credits in order to maintain their licenses. In some states, the CNE requirement only applies to re-licensure of advance practice nurses, or additional CNEs may be required of this category of nurses. Required CNE ranges from 12 to 45 credits annually, with reporting generally on a bi-annual basis. Board certifications (e.g., Certified Nurse Operating Room (CNOR) – certification of perioperative nursing) also require CNE credits, with certain percentages required in specific categories based on the certification type.

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

Centers for Medicare & Medicaid Services (CMS). CMS has articulated three broad aims of its quality strategy: “Better Care. Healthier People, Healthier Communities. Smarter Spending.” To achieve this vision, CMS is committed to care that is safe, effective, timely, patient-centered, efficient, and equitable. Value-based purchasing (VBP), which links payment more directly to the quality of care provided, is a strategy that can help to transform the current payment system by rewarding providers for delivering high quality, efficient clinical care. Through a number of public reporting programs, demonstration projects, pilot programs, and other initiatives, some voluntary and some mandatory, CMS has launched VBP initiatives in hospitals, physician offices, nursing homes, home health services, and dialysis facilities. In 2017, CMS launched a comprehensive deregulatory initiative, “Meaningful Measures,” which identifies priorities for quality measurement and improvement. The framework is intended to improve patient outcomes while also reducing burdens on providers.

Medicare and Medicaid Electronic Health Records (EHR) Incentive Programs. The Medicare and Medicaid EHR Incentive Programs encourage eligible professionals, eligible hospitals, and critical access hospitals (CAHs) to adopt EHR technology. Eligible hospitals can receive Medicaid incentive payments if they adopt and demonstrate meaningful use of certified EHR technology; those that fail to demonstrate meaningful use are subject to reduced reimbursement from Medicare. By putting into action and meaningfully using an EHR system, providers may reap benefits beyond financial incentives–such as reduction in errors, availability of records and data, reminders and alerts, clinical decision support, and e-prescribing/refill automation.

Allied Disciplines. Various allied health professionals are required to obtain continuing education to maintain their licenses. For example, emergency medical services personnel may be required to acquire up to 20 continuing education hours per year, all or a portion of which can be fulfilled online. These requirements vary by state and depend on the professional classification of the individual.

Other Continuing Education. We are also an accredited provider of continuing education and continuing pharmacy education by the Association of Surgical Technologists, Inc. (AST) and the Accreditation Council for Pharmacy Education (ACPE), respectively.

Regulation of Educational Program Sponsorship and Support

There are a variety of laws and regulations that affect the relationships between our medical device and pharmaceutical customers and the users of our products and services, including the sponsorship and support of educational programs. For example, the Physician Payment Sunshine Act (“Sunshine Act”) requires manufacturers of drugs, biological devices and medical devices covered by Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS payments and other transfers of value, including educational programs, given by such manufacturers to physicians and teaching hospitals, with limited exceptions. CMS regulations require manufacturers to report the physician’s name, business address and national provider identifier as well as other information including the value, date, form and nature of what is offered. CMS publishes the information on its website. Manufacturers that do not meet the reporting obligations are subject to significant monetary penalties.

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

The U.S. Food and Drug Administration (FDA) and the Federal Trade Commission (FTC)

Current FDA and FTC rules and enforcement actions and regulatory policies or those that the FDA or the FTC may develop in the future could have a material adverse effect on our ability to provide existing or future applications or services to our end users or obtain the necessary corporate sponsorship to do so. The FDA and the FTC regulate the form, content and dissemination of labeling, advertising and promotional materials, including direct-to-consumer prescription drug and medical device advertising, prepared by, or for, pharmaceutical, biotechnology or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, regulated companies must limit their advertising and promotional materials to discussions of the FDA-approved indications. Therefore, any truthful or untruthful information that promotes the use of pharmaceutical or medical device products that is presented with our services is subject to the FDA and FTC requirements and regulatory oversight including criminal, civil and administrative actions. We believe that banner advertisements, sponsorship links and any educational programs that lack independent editorial control that we may present with our services could be subject to FDA or FTC regulation. While the FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on the advertiser, if the FDA or FTC finds that any regulated information presented with our services violates FDA or FTC regulations, they may take regulatory action against us or the advertiser or sponsor of that information. In addition, the FDA may adopt new regulatory policies that more tightly regulate the format and content of promotional information on the Internet.

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

We hold inbound licenses for certain intellectual property that is used internally, and in some cases, utilized in HealthStream’s products or services. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and services, we believe, based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. We believe our operations and products and services are not materially dependent on any single license or other agreement with any third party.

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

OUR EMPLOYEES

As of December 31, 2017, we employed 955 full-time and 72 part-time persons. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, but we believe that we maintain good relations with our employees. We are not subject to any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a brief summary of the business experience of each of the executive officers of the Company. Executive Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	50	Chief Executive Officer, President and Chairman of the Board of Directors
Jeffrey S. Doster	53	Senior Vice President and Chief Information Officer*
Gerard M. Hayden, Jr.	63	Senior Vice President and Chief Financial Officer
J. Edward Pearson	55	Senior Vice President and Chief Operating Officer
Jeffrey D. Cunningham	51	Senior Vice President and Chief Technology Officer
Michael Sousa	49	Senior Vice President and President, Verity, Inc., a HealthStream Company
Michael M. Collier	42	Senior Vice President, Business Development and General Counsel

* As previously announced on February 20, 2018, Mr. Doster has tendered his resignation as our Senior Vice President and Chief Information Officer, which will be effective as of March 30, 2018.

Robert A. Frist, Jr., one of our co-founders, has served as our chief executive officer and chairman of the board of directors since 1990 and president since 2001. Mr. Frist is the company’s chief operating decision maker. He graduated with a Bachelor of Science in Business with concentrations in Finance, Economics and Marketing from Trinity University.

Jeffrey S. Doster joined the Company in May 2008 as senior vice president and chief technology officer and was promoted to chief information officer in July 2017. He earned undergraduate degrees in both Economics and Business Administration from Towson University, as well as a Master of Business Administration from Loyola College, in Maryland.

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

Jeffrey D. Cunningham joined the Company in July 2017 as senior vice president and chief technology officer. Prior to joining the Company, he founded and served as chief technology officer and chief strategy officer for Informatics Corporation of America for twelve years. He earned a Bachelor of Science in Computer Science from University of North Texas.

Michael Sousa joined the Company in October 2004 and served as senior vice president of sales from January 2010 to June 2014. In June 2014, he was promoted to senior vice president of business development. In September 2015, he was named president of Echo, Inc. (now known as Verity, Inc., a HealthStream Company), HealthStream’s Provider Solutions business segment, while continuing to serve as a senior vice president of the Company. He earned a Bachelor of Science degree from Boston College and a Master of Business Administration from Boston University.

Michael M. Collier joined the Company in August 2011 as vice president and general counsel, began serving as the vice president of business development and general counsel shortly thereafter, and was promoted to senior vice president of business development and general counsel in July 2017. Mr. Collier also serves as the Company’s Corporate Secretary. He graduated with bachelors and masters degrees in Philosophy and Religion from University of Tennessee-Knoxville and earned a Juris Doctorate (J.D.) from University of California, Berkeley – School of Law.

Item 1A. Risk Factors

We believe that the risks and uncertainties described below are the principal material risks facing the Company as of the date of this report. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition, results of operations, and/or prospects could be materially and adversely affected by the occurrence of any of the following risks and uncertainties. Additional risks or uncertainties not presently know to us, or that we currently deem immaterial, also may adversely affect our business, financial condition, results of operations, and prospects. The trading price of our common stock could also decline due to the occurrence of any of the following risks or any unknown risks.

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

Our business strategy includes increasing our market share and presence through sales to new customers, additional sales to existing customers, introductions of new products and services, and maintaining strong relationships with our existing customers. Some of the risks that we may encounter in executing our growth strategy include:

•	expenses, delays, and difficulties in identifying and developing new products or services and integrating such new products or services into our existing organization;

•	inability to leverage our operational and financial systems and processes sufficiently to support our growth;

•	inability to generate sufficient revenue from our products to offset investment costs;

•	inability to effectively identify, manage, and exploit existing and emerging market opportunities;

•	inability to maintain our existing customer relationships;

•	increased competition from new and existing competitors;

•	lengthy sales cycles, or customers delaying purchasing decisions or payments due to economic conditions;

•	reduced spending within our target markets;

•	failure of the market for our products and services to grow to a sufficient size or at a sufficient rate; and

•	inability to hire sufficient number of qualified employees to execute and support the growth of the Company.

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

While the revenue we receive from particular products and services in our subscription business may be predictable during the term of the applicable contract, the performance of our subscription business may become more subject to fluctuations between quarterly periods as our solution offerings diversify and become more sophisticated. Certain project-based products, such as consulting, certain content development, and professional services, are subject to the customers’ involvement in the provision of the product or service. The timing and magnitude of these project-based product and service contracts may vary widely from quarter to quarter and year to year, and thus may affect our ability to accurately forecast quarterly and annual financial performance. In addition, some products, including those in our Workforce Development and Provider Solutions segments, can require significant implementation lead times and resources, and may require a level of change management efforts from our clients, which may also impact our ability to accurately forecast financial performance.

Our ability to accurately forecast revenue may be affected by lengthy and widely varying sales cycles.

The period from our initial contact with a potential customer and their first purchase of our solution typically ranges from three to nine months, and in some cases has extended much further. The range in the sales cycle can be impacted by multiple factors, including an increasing trend towards more formal request for proposal processes and more competition within our industry, as well as formal budget timelines which impact timing of purchases by target customers. New products, including those that may compete with or replace our former product offerings, tend to have a longer and more unpredictable revenue ramp period because of varying customer adoption rates. As a result of these factors, we have only limited ability to forecast the timing and type of initial sales. This, in turn, makes it more difficult to forecast quarterly and annual financial performance.

We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, marketing, or other resources.

Several of our competitors and many potential competitors have longer operating histories and significantly greater financial, technical, marketing, or other resources than we do. We encounter direct competition from both large and small talent and human resource management companies and other companies focused on workforce development in the healthcare industry, as well as companies that offer provider solutions. Given the profile and growth of the healthcare industry and the ongoing need for training, simulation, credentialing, and other information products and services, it is likely that additional competitors will emerge. We believe we maintain a competitive advantage against our competitors by offering a comprehensive array of products and services; however, our lack of market diversification resulting from our concentration on the healthcare industry may make us susceptible to losing market share to our competitors who also offer solutions, and in some cases a more robust suite of solutions, to a cross-section of industries. These companies may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Further, most of our customer agreements are for terms ranging from one to three years, with no obligation to renew. The terms of these agreements may enable customers to more easily shift to one of our competitors.

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

Most of our agreements with content and technology providers are for initial terms of three or more years. These partners may choose not to renew their agreements with us or may terminate the agreements early if we do not fulfill our contractual obligations. If a significant number of our partners terminate or fail to renew their agreements with us on as favorable terms, such as a reduction in our revenue share arrangement, it could result in a reduction in the number of courses and solutions we are able to distribute and decreased revenues. Most of our agreements with our content partners are non-exclusive, and our competitors offer, or could offer, content or solutions that are similar to or the same as ours. If our current partners offer or otherwise make available their products and services to users or our competitors on more favorable terms than those offered to us, or increase our license fees, our competitive position, revenue, and our profit margins and prospects could be harmed. In addition, the failure by our partners to deliver high-quality content and technology, and to revise their content and technology, in response to user demand and evolving healthcare advances and trends could result in customer dissatisfaction and inhibit our ability to attract and retain subscribers.

We may not be able to develop new products and services, or enhancements to our existing products and services, or be able to achieve widespread acceptance of new products, services or features, or keep pace with technological developments.

Our growth strategy depends in part on our ability to generate revenue growth through sales to new customers as well as increasing sales of additional subscriptions and other products and services to existing customers. Our identification of additional features, content, products and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our customer base. Furthermore, we are not able to accurately predict the volume or speed with which existing and new customers will adopt such new products and services. Because healthcare technology continues to change and evolve, we may be unable to accurately predict and develop new products, features, content and other products to address the needs of the healthcare industry. Further, the new products, services and enhancements we develop may introduce significant defects into or otherwise negatively impact our core software platform. While all new products and services are subject to testing and quality control, all software and software-based services are subject to errors and malfunctions. If we release new products, services and/or enhancements with bugs, defects or errors or that cause bugs, defects or errors in existing products, it could result in lost revenues and/or reduced ability to meet contractual obligations and would be detrimental to our business and reputation. If new products, features, or content are not accepted or integrated by new or existing customers, we may not be able to recover the cost of this development and our financial performance will be harmed. Continued growth of our customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as enhancing our content, product and service offerings that address the needs of healthcare organizations.

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

For the year ended December 31, 2017, approximately 69% of our net revenue was derived from our workforce subscription-based solution products. Our subscription-based customers have no obligation to renew their subscriptions for our products or services after the expiration of the subscription agreement, and in fact, some customers have elected not to renew their subscription. In addition, our customers may renew at a lower pricing or activity level. Our customers’ renewals may decline or fluctuate as a result of a number of factors, including but not limited to their dissatisfaction with our service, a dissipation or cessation of their need for one or more of our products or services, pricing, or competitive product offerings. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our results of operations and financial condition could be adversely affected. For example, the requirement mandated by CMS for healthcare organizations to transition to the ICD-10 coding system, effective in October 2015, generated significant demand for our ICD-10 readiness training courseware from 2012 through 2015, when subscriptions for that product positively influenced the Company’s revenue and operating income. However, sales of that product have ceased and revenue and operating income from that product declined significantly during 2016 and have ceased altogether as of December 31, 2017. HealthStream Provider Solutions product and service contracts typically range from one to three years in length, and customers are not obligated to renew their contract with us after their contract expires. If our customers do not renew their arrangements for our services, or if their activity levels decline, our revenue may decline and our business will suffer.

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

During the year ended December 31, 2017, we recognized approximately 69% of our revenue from customers monthly over the terms of their subscription agreements, which have initial contract terms ranging from one to five years. As a result, much of the revenue we report in each quarter is related to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be fully reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. Finally, the majority of costs associated with our sales cycles are incurred up front before revenue recognition commences, and therefore periods of strong sales performance may increase our costs in the near term, negatively affecting our financial performance.

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

At December 31, 2017, we had approximately $131.1 million in cash, cash equivalents, and marketable securities. In addition, in connection with the sale of our Patient Experience business for $65.5 million in cash, which was completed in February 2018, we anticipate recording a pre-tax book gain in the first quarter of 2018 between $34.0 million and $38.0 million. Following this disposition, our Board of Directors declared a dividend of $1.00 per common share, or approximately $32.5 million, payable on April 3, 2018 to shareholders of record on March 6, 2018. We also have up to $50.0 million of availability under our Revolving Credit Facility, subject to certain covenants, which expires in November 2018. We expect to incur approximately $20.0 million of capital expenditures, software development and content purchases during 2018.

We actively review possible business acquisitions to complement or enhance our products and services. We may not have adequate cash and investments or availability under our Revolving Credit Facility to consummate one or more of these acquisitions. We cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced.

We have significant goodwill and identifiable intangible assets recorded on our balance sheet that may be subject to impairment losses that would reduce our reported assets and earnings.

As of December 31, 2017, our balance sheet included goodwill of $110.3 million and net identifiable intangible assets of $68.8 million. There are inherent uncertainties in the estimates, judgments and assumptions used in assessing recoverability of goodwill and intangible assets. Economic, legal, regulatory, competitive, reputational, contractual, and other factors could result in future declines in the operating results of our business units or market values that do not support the carrying value of goodwill and identifiable intangible assets. If the value of our goodwill and/or intangible assets is impaired, accounting rules require us to reduce their carrying value and report an impairment charge, which would reduce our reported assets and earnings for the period in which an impairment is recognized.

We may be affected by healthcare reform efforts and other changes in the healthcare industry that impact our clients.

Our clients are concentrated in the healthcare industry, which is subject to changing regulatory, economic, and political conditions. In 2017, we observed an increase in bankruptcies among healthcare providers. This decrease in creditworthiness among certain of our customers along with other economic challenges facing the healthcare sector caused our bad debt expense to increase from $640,000 in 2016 to $1.8 million in 2017. Continuance or escalation of this development could result in our inability to collect amounts owed from existing clients and decrease our ability to gain new clients, which could adversely impact our revenue, results of operations, and ability to execute on our growth strategy.

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

However, efforts by the presidential administration and certain members of Congress to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation have cast considerable uncertainty on the future of the law. For as part of tax reform legislation enacted in December 2017, Congress eliminated the financial penalty associated with the individual mandate, effective January 2019, which may impact the number of individuals that elect to purchase health insurance. In addition, a presidential executive order has been signed that directs agencies to minimize “economic and regulatory burdens” of the Affordable Care Act. There is uncertainty regarding whether, when, and how the Affordable Care Act will be changed, what alternative provisions, if any, will be enacted, the timing of enactment and implementation of alternative provisions, the impact of alternative provisions on providers as well as other healthcare industry participants, and how the law will be interpreted and implemented. Changes by Congress or government agencies could eliminate or alter provisions beneficial to us while leaving in place provisions reducing our reimbursement. Some of the recent changes in the healthcare industry have driven consolidation, particularly among health insurance providers. Other industry participants, such as large employer groups and their affiliates, may intensify competitive pressures. Efforts to repeal or change the Affordable Care Act or implement other initiatives intended to reform healthcare delivery and financial systems may have an adverse effect on our clients. Any such regulatory developments, as well as other healthcare-related or other developments that adversely impact the business or financial condition of our clients, could reduce the amount of business we receive from such clients and thus have an adverse effect on our results of operations.

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

Changes in accounting standards issued by the Financial Accounting Standards Board, or FASB, including the new revenue recognition accounting standard, could adversely effect on our balance sheet, revenue, and results of operations, and could require a significant expenditure of time, attention and resources, especially by senior management.

Our accounting and financial reporting policies conform to GAAP, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC and our independent registered public accounting firm. Changes to regulations concerning revenue recognition could require us to alter our current revenue accounting practices and cause us to either defer revenue into a future period, or to recognize lower revenue in a current period. Likewise, changes to regulations concerning expense recognition could require us to alter our current expense accounting practices and cause us to defer recognition of expense into a future period, or to recognize increased expenses in a current period. Such changes could also cause us to alter the manner in which we contract for, sell, and incentivize sales of products and services. Changes to either revenue recognition or expense recognition accounting practices could affect our financial results.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. We have adopted this standard utilizing the modified retrospective approach effective as of January 1, 2018. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. We will be finalizing our determination regarding the financial impact of the adoption of this accounting standard on our future financial statements in the first quarter of 2018, but it is possible that the adoption of such standard could have an adverse impact on the timing of our revenue recognition and thus adversely impact the amount of our revenue in any particular period.

Risks Related to Sales, Marketing and Competition

Our operating margins could be affected if our ongoing refinement to pricing models for our products and services is not accepted by our customers and the market.

We continue to make changes in the pricing of our product and service offerings so as to increase revenue and meet the needs of our customers. We cannot predict whether the current pricing of our products and services, or any ongoing refinements we make will be accepted by our existing customer base or by prospective customers. If our customers and potential customers decide not to accept our current or future pricing or product and service offerings, it could have an adverse effect on our business and results of operations.

Risks Related to Operations

We may be unable to adequately develop our systems, processes and support in a manner that will enable us to meet the demand for our services.

We have provided our online products and services for over 18 years and continue to expand our ability to provide our solutions on both a subscription and transactional basis over the Internet or otherwise. Our future success will depend on our ability to effectively develop and maintain our infrastructure, including procurement of additional hardware and software, and to implement the services, including customer support, necessary to meet the demand for our products and services. Our inability from time to time to successfully develop the necessary systems and implement the necessary services on a timely basis may result in our customers experiencing delays, interruptions and/or errors in their service. Such delays or interruptions may cause customers to become dissatisfied with our service and move to competing providers of workforce development and provider solutions services. If this happens, our reputation, results of operations, and financial condition could be adversely affected.

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

Our future success will depend on our ability to attract, train, motivate, and retain other highly skilled technical, managerial, marketing, sales, customer support, coaching, and survey personnel. Competition for certain personnel is intense, especially for software developers, web designers, user experience and interaction designers, and sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. We have experienced in the past, and continue to experience, difficulty hiring qualified personnel in a timely manner for these positions. The pool of qualified technical personnel, in particular, is limited in Nashville, Tennessee, where our headquarters are located. Similar challenges exist within our Provider Solutions segment in our locations in San Diego, California, and Boulder, Colorado. We will also need to maintain or increase the size of our staff to support our anticipated growth, without compromising the quality of our offerings or customer service. Our inability to locate, attract, hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our services and impair our ability to grow.

We may not be able to upgrade our hardware and software technology infrastructure quickly enough to effectively meet demand for our services or our operational needs.

We must continue to obtain reasonably priced, commercially available hardware, operating software, and hosting services as well as continue to enhance our software and systems to accommodate the increased use of our platform, the increased content in our library, the expanding amount and type of data we store on behalf of our customers, and the resulting increase in operational demands on our business. Decisions about hardware and software enhancements are based in part on estimated forecasts of the growth in demand for our services. This growth in demand for our services is difficult to forecast and the potential audience for our services is widespread and dynamic. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our customers may encounter delays or disruptions in their service. Unscheduled downtime or reduced response time of our platforms could harm our business and also could discourage current and potential customers from using or continuing to use our services and reduce future revenue. If we are unable to acquire, update, or enhance our technology infrastructure and systems quickly enough to effectively meet increased operational demands on our business, that may also have an adverse effect on our results of operations or financial condition. Further, as we develop our platforms and rely on ever changing and improving technologies, we may be impeded by our customers’ inability to adopt new technologies, such as web browsers, upon which new platform enhancements may be based.

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

If the security measures that we use to protect customer or personal information are ineffective, we may lose users of our services, which could reduce our revenue, tarnish our reputation, and subject us to significant liability. We rely on security and authentication technology licensed from third parties. With this technology, we perform real-time credit card authorization and verification, as well as the encryption of other selected secure customer data. We cannot predict whether these security measures could be circumvented by new technological developments. Further, the audit processes, penetration and vulnerability testing, and controls used within our production platforms may not be sufficient to identify and prevent errors or deliberate misuse. In addition, our software, databases and servers may be vulnerable to computer viruses, physical or electronic attacks, and similar disruptions. We may need to spend significant resources to protect against security breaches or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.

A data breach or security incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, the Health Information Technology for Economic and Clinical Health Act (HITECH), state privacy laws, consumer protection laws, common law theories or other laws, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We collect and store sensitive information, including intellectual property, individually identifiable health information, provider credentialing and privileging data, and other personally identifiable information, on our networks. The secure maintenance of this information is critical to our business operations. As a result, the continued development and enhancement of controls, processes, and practices designed to protect our information systems from attack, damage, or unauthorized access remain a priority for us. We have implemented multiple layers of security measures to protect this confidential data through technology, processes, and our people, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, a data breach or security incident could result from a variety of circumstances and events, including third-party action, system errors, employee negligence or error, malfeasance, computer viruses, failures during the process of upgrading or replacing software, databases, or components thereof, power outages, hardware failures, telecommunication failures, user errors, catastrophic events, or threats from malicious persons and groups, new vulnerabilities, and advanced new attacks against information systems. In addition, third party IT vendors may not provide us with fixes or updates to hardware or software in a manner as to avoid an unauthorized loss or disclosure or to address a known vulnerability, which may subject us to known threats or downtime as a result of those delays.

There can be no assurance that we will not be subject to data incidents that bypass our security measures, result in loss of confidential information, or disrupt our information systems or business. Data incidents could result in interruptions, delays, loss, access, misappropriation, and disclosure or corruption of data and could damage our reputation. In addition, data incidents could expose us and our customers to liability under privacy, security, and consumer protection laws, such as HIPAA, or litigation under these or other laws, including common law theories, and subject us to federal and state governmental inquiries or enforcement, especially if a large number of individuals are affected or if the compromised information is highly sensitive. Like many other organizations, we have experienced data incidents from time to time in the course of our business and handled these incidents in accordance with our internal policies and understanding of the applicable laws.

As cyber and other threats to confidential information continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any security vulnerabilities. The occurrence of a data incident and the resulting potential costs and liabilities could have an adverse effect on our financial position and results of operations and harm our business reputation.

We may experience errors or omissions in our software products or processes, including those that deliver provider credentialing, privileging and payer enrollment services for our hospitals and medical practice customers, and those that administer and report on hospital performance, and these errors could result in action taken against us that could harm our business.

Hospitals and medical practices use our credentialing, privileging, and payer enrollment software to manage, validate, and maintain their providers’ credentials and authorization to practice in a particular facility, and to maintain authorization to perform care covered by insurance providers. In some instances, we rely on sources outside the Company for information that we use in our credentialing and privileging products. If errors or omissions occur that inaccurately validate or invalidate the credentials of a provider, or improperly deny or authorize a provider to practice in a hospital or medical practice, these errors or omissions could result in litigation brought against us either by our customers, the provider, or other interested parties. For example, an important element in a malpractice case brought against a hospital or other provider could be the validation of proper credentialing for the provider, and any errors or omissions in our products that provide these services could subject us to claims. Further, a list of providers’ privileges may be made available to the general public by hospitals and medical practices, and errors in credentialing and privileging may result in damage to the hospital, medical practice, or provider.

Certain survey data will continue to be reported by us in relation to the Shared Contracts (as defined and described below), such as the survey data included as part of our CAHPS® Hospital survey is used by CMS to determine, in part, the amount of reimbursement payments to hospitals, and any errors in data collection, survey sampling, or statistical reporting could result in reduced reimbursements to our hospital customers if we are unable to correct these errors or ensure that they are corrected, and this could, in turn, result in litigation or claims against us. Further, this survey data reported to CMS is then published by CMS to the general public, and any errors we experience that result in incorrect scoring of our hospital customer may result in damage to that hospital’s reputation, and the hospital may in turn bring litigation against us.

We may be required to indemnify against such claims, and defending against any such claims could be costly, and time-consuming and could negatively affect our business.

The non-renewal of our existing agreements with Laerdal could adversely affect our business and future results of operations.

As previously announced, Laerdal Medical A/S, a Norwegian company (“Laerdal”), provided notice that, upon the December 31, 2018 expiration of our existing agreements with Laerdal regarding the HeartCode and Resuscitation Quality Improvement (RQI) products, Laerdal does not intend to continue these existing agreements or enter into new agreements with HealthStream in relation to such products. Our Joint Marketing and Licensing Agreements with Laerdal for HeartCode and for RQI, respectively, will expire on December 31, 2018.

Revenues associated with the sales of HeartCode and RQI products have been significant in recent years, although margins on such products have been lower than HealthStream’s average margin. While we are in active negotiations to deliver resuscitation programs to our customers following the expiration of our agreements with Laerdal, there is no assurance that we will be successful in these efforts. To the extent we are not successful in these efforts and new resuscitation programs do not generate revenue and/or earnings in a manner that supplants the impact of these Laerdal agreements, our revenue and results of operations will be adversely affected.

There are certain risks associated with the sale of our Patient Experience business which was completed in February 2018.

In February 2018, we completed the sale of our PX business to Press Ganey. As a result of this transaction, we are now highly dependent on the success of our two remaining business segments, our workforce solutions segment and provider solutions segment. In addition, in connection with the sale of our PX business to Press Ganey, we agreed to indemnify Press Ganey with respect to certain matters, including the breach of our representations, warranties and covenants contained in the agreements related to this transaction. A material breach or inaccuracy of these representations, warranties and covenants in any of the agreements related to those transactions could lead to a claim against us, which could require us to pay substantial sums and incur related costs and expenses.

In addition, many of the customer contracts associated with the PX business were shared contracts (“Shared Contracts”) under which we provide services in connection with our existing businesses and under which we previously (prior to the closing of the sale of our Patient Experience business) provided services in connection with the Patient Experience business. Under the terms of our agreement with Press Ganey, these Shared Contracts will be retained by us; however, Press Ganey will provide services to our customers under these Shared Contracts to the extent related to the Patient Experience business (and will be entitled to receive the benefit of payments made by our customers in connection therewith) until such time that Press Ganey obtains a replacement contract and/or an assignment with respect to the portion of the Shared Contract that relates to the Patient Experience business. As a result, if Press Ganey is unable to satisfy its obligations under the Shared Contracts or if other issues arise in connection this arrangement, we could incur operational or reputational losses that may adversely affect our results of operations or business. Moreover, under the terms of our transition services agreement with Press Ganey, we will provide certain technology, financial and operational transitional services for a period of time following the closing (not to exceed one year). In connection therewith, we have certain obligations (including indemnification obligations) in respect of which we may incur additional expense or liability.

Risks Related to Government Regulation, Content and Intellectual Property

Government regulation may subject us to investigation, litigation, or liability or require us to change the way we do business.

The laws and regulations that govern our business change rapidly. Evolving areas of law that are relevant to our business include privacy and security laws, proposed encryption laws, content regulation, information security accountability regulation, sales and use tax laws, and regulations and attempts to regulate activities on the Internet. For example, we are directly subject to certain requirements of the HIPAA privacy and security regulations. In addition, we are required through contracts with our customers known as “business associate agreements” to protect the privacy and security of certain personal and health related information. Further, government laws and regulations, such as the Affordable Care Act, that directly affect our customers, can have an indirect impact on our business.

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

Failure to comply with applicable laws and regulations, including those governing privacy and security, could subject us to civil and criminal penalties, subject us to contractual penalties (including termination of our customer agreements), adversely affect our ability to retain clients and attract new clients, damage our reputation, or otherwise have a detrimental impact on our business.

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

We may be liable to third parties for the content in our online library if the text, graphics, software, or other content in our library violates copyright, trademark, or other intellectual property rights, if our content partners violate their contractual obligations to others by providing content to our library, or if the content is inaccurate, incomplete, or does not conform to accepted standards of care in the healthcare profession. Further, we may be liable to these content partners if we improperly release and lose control of their content stored on our platform either due to security issues or through improper release to customers who have not paid for access to this content. We attempt to minimize these types of liabilities by requiring representations and warranties relating to our content partners’ ownership of the rights to distribute as well as the accuracy of their content. We also take necessary measures to review this content ourselves. Although our agreements with our content partners in most instances contain provisions providing for indemnification by the content providers in the event of inaccurate content, our content partners may not have the financial resources to meet these indemnification obligations. Alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs, and diverting management’s attention away from our business.

Protection of certain intellectual property may be difficult and costly, and our inability to protect our intellectual property could reduce the value of our products and services.

Despite our efforts to protect our intellectual property rights, as well as the intellectual property rights of our strategic partners, a third party could, without authorization, copy or otherwise misappropriate our content, information from our databases, or other intellectual property, including that of our third party strategic partners. Our agreements with employees, consultants and others who participate in development activities could be breached and result in our trade secrets becoming known. Alternatively, competitors and other third parties may independently develop or create content or systems that do not infringe our intellectual property rights. We may not have adequate remedies for such breaches or protections against such competitor developments. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and effective intellectual property protection may not be available in those jurisdictions.

Our business could be harmed if unauthorized parties infringe upon or misappropriate our intellectual property, proprietary systems, content, platform, services or other information, or the intellectual property of our strategic partners. Our efforts to protect our intellectual property through copyright, trademarks, and other controls, as well as our efforts to protect the intellectual property of our strategic partners, may not be adequate. For instance, we may not be able to secure trademark or service mark registrations for marks in the United States or in foreign countries, or to secure patents for our proprietary products and services, and even if we are successful in obtaining patent and/or trademark registrations, these registrations may be opposed or invalidated by a third party. We also have certain contractual obligations to protect the intellectual property of our strategic partners, and could be required to indemnify such strategic partners if we do not adequately provide such protections.

There has been substantial litigation in the software services and technology industries regarding intellectual property assets, particularly patents. Third parties may claim infringement by us with respect to current and future products, trademarks or other proprietary rights, and we may counterclaim against such third parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, divert management’s attention, cause product release delays, require us to redesign our products, restrict our use of the intellectual property subject to such claim, or require us to enter into royalty or licensing agreements, any of which could have an adverse effect upon our business, financial condition, and operating results. Such royalty and licensing agreements may not be available on terms acceptable to us, if at all.

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

A variety of other state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer, and other processing of personal data. Many foreign data privacy regulations (including the General Data Protection Regulation (GDPR), which becomes effective in the European Union on May 25, 2018, and China’s new Cybersecurity Law) are more stringent than those in the United States. These laws and regulations are rapidly evolving and changing, and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, prevent us from selling our products or services, and/or affect our ability to invest in or jointly develop products. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations.

The Tax Cuts and Jobs Act could significantly impact the Company.

The Tax Cuts and Jobs Act of 2017 (“Tax Act”), which was signed into law on December 22, 2017, makes significant changes to the taxation of U.S. business entities. These changes include a permanent reduction to the federal corporate income tax rate to 21 percent from 35 percent, among others. The Company is currently evaluating the Tax Act with its professional advisors; the full impact of the Tax Act on the Company in future periods cannot be determined at this time and the Company provides no assurances in that regard.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is located in Nashville, Tennessee, which is primarily used to support our workforce solutions operations and corporate functions. Our lease for approximately 73,000 square feet at this location expires in April 2019, at or near which time we expect to relocate our corporate headquarters to nearby space with approximately 66,000 square feet in Nashville, the lease for which we entered into in April 2017. As of December 31, 2017, we leased other facilities in Columbia, Maryland (such leased facility was included in the sale of our PX business); Nashville, Tennessee; Jericho, New York; Brentwood, Tennessee; San Diego, California; Chicago, Illinois; and Boulder, Colorado.

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

The following table sets forth, for each quarter of the two most recent years, the high and low closing prices per share of our common stock as reported on the Nasdaq Global Select Market:

	Common Stock Price
	2017		2016
	High	Low	High	Low
First Quarter	$25.56	$21.45	$22.35	$18.20
Second Quarter	30.89	23.39	26.58	21.17
Third Quarter	26.39	22.50	27.65	23.73
Fourth Quarter	24.81	22.37	28.39	22.06

As of February 13, 2018, the Company had a total of 10,576 shareholders, including 547 registered holders and 10,029 beneficial holders.

DIVIDEND POLICY

We declared a $1.00 per common share special cash dividend with the proceeds from the divestiture of the Patient Experience business segment payable on April 3, 2018 to shareholders of record on March 6, 2018. We do not anticipate paying normal cash dividends in the future as we intend to retain earnings for use in the operation of our business.

See the table labeled “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in our 2018 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

STOCK PERFORMANCE GRAPH

The graph below compares HealthStream, Inc.’s cumulative total shareholder return on common stock with the cumulative total returns of companies on the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index for each of the last five fiscal years ended December 31, 2017, assuming an initial investment of $100. Data for the Nasdaq Composite Index and the Nasdaq Computer & Data Processing Index assume the reinvestment of dividends.

The comparisons in the graph below are based on historical data and are not necessarily indicative of future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)

Among HealthStream, Inc., the Nasdaq Composite Index

And the Nasdaq Computer & Data Processing Index

(1) $100 invested on 12/31/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 6. Selected Financial Data

The selected statement of income and balance sheet data for the past five years is derived from our audited consolidated financial statements. You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report.

In February 2018 HealthStream divested its PX business to Press Ganey. The results of operations for the PX business are included within the consolidated statement of income data set forth below.

In addition, HealthStream acquired substantially all of the assets of Baptist Leadership Group on September 9, 2013, Health Care Compliance Strategies, Inc. on March 3, 2014, HealthLine Systems, Inc. on March 16, 2015, Performance Management Services, Inc. on June 30, 2016, Nursing Registry Consultants Corporation on July 25, 2016, and MAI on August 8, 2016. The results of operations for these acquired companies are included within our consolidated statement of income data effective from the respective date of acquisition. Revenues may be subject to fluctuations as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report. As a result of these factors, the annual results presented below are not comparable. The operating results for any single year are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	(in thousands, except per share data)
	2017	2016	2015	2014	2013
STATEMENT OF INCOME DATA:
Revenues, net	$247,662	$225,974	$209,002	$170,690	$132,274
Total operating costs and expenses	237,862	220,407	195,445	154,315	117,608

Operating income	9,800	5,567	13,557	16,375	14,666

Net income	$10,004	$3,755	$8,621	$10,394	$8,418

Net income per share – basic	$0.31	$0.12	$0.29	$0.38	$0.31

Net income per share – diluted	$0.31	$0.12	$0.28	$0.37	$0.30

Weighted average shares of common stock outstanding – basic	31,861	31,721	30,057	27,570	26,853

Weighted average shares of common stock outstanding – diluted	32,196	32,068	30,436	28,023	27,663

BALANCE SHEET DATA:
Cash and cash equivalents	$84,768	$49,634	$82,010	$81,995	$59,537
Marketable securities	46,350	53,540	66,976	38,973	48,659
Accounts receivable, net	40,849	44,805	36,348	33,167	25,314
Goodwill and intangible assets	179,114	188,129	139,039	56,709	44,616
Working capital	98,662	82,467	120,459	97,352	90,912
Total assets	411,074	396,000	379,569	257,262	212,594
Deferred revenue – current and noncurrent	75,256	76,401	69,448	57,373	38,168
Shareholders’ equity	300,170	286,108	280,320	167,859	149,433

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

OVERVIEW

HealthStream provides workforce development and provider solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care, which, in turn, supports the improvement of business and clinical outcomes. Workforce Solutions products are used by healthcare organizations to meet a broad range of their training, certification, competency assessment, performance appraisal, and development needs. Provider Solutions products are used by healthcare organizations for provider credentialing, privileging, call center, and enrollment needs. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry.

On February 12, 2018, the Company divested its PX business to Press Ganey for $65.5 million in cash (subject to adjustment based on the working capital of the PX business at closing), of which $6.5 million will be held in escrow for a period of time following the disposition as a source of recovery for indemnification claims by Press Ganey. The sale of the PX business was effected by (i) the contribution by the Company of specified assets and certain liabilities used in the PX business to a newly-formed wholly-owned subsidiary of the Company, and (ii) immediately thereafter, the sale by the Company to Press Ganey of all of the outstanding equity interests such wholly-owned subsidiary. In connection with such contribution, the Company retained certain liabilities related to the PX business.

Prior the disposition of the PX business, our Patient Experience Solutions products provided our customers information about patients’ experiences and how to improve them, workforce engagement, physician relations, and community perceptions of their services. Our results of operations for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 presented in this Annual Report on Form 10-K include the results of the PX business. Beginning with the quarter ending March 31, 2018, the historical financial results of the PX business for periods prior to the closing of the disposition of the PX business will be reflected in the Company’s consolidated financial statements as discontinued operations. This sale of the PX business resulted in the Company’s divestiture of the Company’s patient experience solutions business segment.

HealthStream anticipates recording a pre-tax book gain in the first quarter of 2018 on the sale of its PX business between $34.0 million to $38.0 million. With the proceeds from this transaction, our Board of Directors declared a $1.00 per common share special cash dividend payable on April 3, 2018 to shareholders of record on March 6, 2018. For additional information regarding the disposition of the PX business, including certain pro forma financial information reflecting the disposition of the PX business, see our Current Report on Form 8-K filed on February 12, 2018.

Revenues for the year ended December 31, 2017 were approximately $247.7 million compared to $226.0 million for the year ended December 31, 2016, an increase of 10%. Operating income increased by 76% to $9.8 million for 2017, compared to $5.6 million for 2016. Net income increased by 166% to $10.0 million for 2017, compared to $3.8 million for 2016. Earnings per share (EPS) were $0.31 per share (diluted) for 2017 compared to $0.12 per share (diluted) for 2016. Revenues from HealthStream Workforce Solutions grew by 6%, or $10.0 million; revenues from HealthStream Patient Experience Solutions declined by 3%, or $1.1 million; and revenues from HealthStream Provider Solutions grew by 53%, or $12.8 million. As of December 31, 2017, the Company had approximately 4.77 million total subscribers, of which approximately 4.65 million were fully implemented subscribers on its SaaS-based platform. As of December 31, 2017, cash and investment balances approximated $131.1 million, and the Company maintained full availability under its $50.0 million revolving credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

Revenues are recognized from subscription-based workforce development products and content subscriptions based on a per person subscription basis, and in some cases on a per license basis. Fees are based on the size of the facilities’ or organizations’ employee user population and the service offerings to which they subscribe. Subscription-based revenue is recognized ratably over the service period of the underlying contract. Implementation services revenue is deferred until the subscription-based product is implemented, at which time revenues are recognized ratably over the subscription service period. All other service revenues are recognized as the related services are performed or products are delivered.

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

Revenues from professional services primarily include consulting and content development services. Fees are based on the time and efforts involved, and revenue is recognized upon completion of performance milestones using the proportional performance method.

The Company offers training services for clients to facilitate integration of its software solutions. Fees for training are based on the time and efforts of the personnel involved. Training revenues are generally recognized upon completion of training services.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The Company will adopt this standard using the modified retrospective approach effective January 1, 2018. For additional information regarding the Company’s adoption of this standard and its potential impact on the Company, see “Recent Accounting Pronouncements” below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management periodically assesses the realizability of its deferred tax assets, and to the extent that we believe a recovery is not likely, we establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. The Company maintains a valuation allowance of approximately $1.1 million for the portion of its deferred tax assets that are not more likely than not expected to be realized.

Software Development Costs

Capitalized software development includes costs to develop and maintain our products and applications, including our SaaS-based workforce development platform products and our survey reporting applications, which are accounted for as internal use software. For internal use software development, once planning is completed and the software development process begins, internal costs and payments to third parties associated with the software development efforts are capitalized when the life expectancy is greater than one year and the anticipated cash flows are expected to exceed the cost of the related asset. During 2017 and 2016, we capitalized approximately $12.5 million and $10.0 million, respectively, for software development. Such amounts are included in the accompanying consolidated balance sheets under the caption “capitalized software development.” The Company amortizes capitalized software development costs over their expected life of three years using the straight-line method. Capitalized software development costs are subject to a periodic impairment review in accordance with our impairment review policy. In connection with capitalized software development, significant estimates involve the assessment of the development period for new products and feature enhancements, as well as the expected useful life of underlying software, feature enhancements, or product created. Once capitalized, software development costs are subject to the policies and estimates described below regarding goodwill, intangibles, and other long-lived assets.

Goodwill, Intangibles, and Other Long-lived Assets

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

Allowance for Doubtful Accounts

The Company estimates the allowance for doubtful accounts using both a specific and non-specific identification method. Management’s evaluation includes reviewing past due accounts on a case-by-case basis and determining whether an account should be reserved based on the facts and circumstances surrounding each potentially uncollectible account. An allowance is also maintained for accounts not specifically identified that may become uncollectible in the future. Uncollectible accounts are written-off in the period management believes it has exhausted every opportunity to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is necessary based on our specific and non-specific identification approach. Our allowance for doubtful accounts totaled approximately $2.2 million as of December 31, 2017.

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

As of December 31, 2017, the Company had three stock incentive plans under which awards were outstanding, which qualified as stock based compensation plans. During the years ended December 31, 2017, 2016, and 2015, approximately $1.9 million, $2.0 million, and

$3.3 million of stock based compensation expense was recorded, respectively. The Company has historically granted equity based awards to both its management group and members of the Company’s board of directors on an annual basis under stockholder-approved plans, and expects to continue providing equity awards to these groups for the foreseeable future. The Company also provides grants of equity based awards when new members of the management group begin their employment, or when new members join the Company’s board of directors. As of December 31, 2017, total future compensation cost related to non-vested awards not yet recognized was approximately $3.4 million net of estimated forfeitures, with a weighted average expense recognition period of 2.6 years. Future compensation expense recognition for new equity based award grants will vary depending on the timing and size of new awards granted, changes in the market price or volatility of our common stock, changes in risk-free interest rates, or if actual forfeitures vary significantly from initial estimates.

RESULTS OF OPERATIONS

Revenues and Expense Components

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Revenues, net. Revenues for our HealthStream Workforce Solutions business segment primarily consist of the following products and services: provision of services through our SaaS-based platform, authoring tools, a variety of content subscriptions, competency and performance appraisal tools, implementation and consulting services, content development, online sales training courses, and a variety of other educational activities to serve professionals that work within healthcare organizations. Revenues for our HealthStream Patient Experience Solutions business segment (prior to our disposition of such business) consisted of quality and satisfaction surveys, data analyses of survey results, coaching/consulting services, and other research-based measurement tools focused on patients, employees, physicians, and other members of the community. Revenues for our HealthStream Provider Solutions business segment consist of proprietary software applications to help facilitate provider credentialing, privileging, call center, and enrollment administration for healthcare organizations.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues (excluding depreciation and amortization) consists primarily of salaries and employee benefits, stock based compensation, employee travel and lodging, materials, outsourced phone survey support, contract labor, hosting costs, and other direct expenses associated with revenues, as well as royalties paid by us to content providers based on a percentage of revenues. Personnel costs within cost of revenues are associated with individuals that facilitate product delivery; provide services; conduct, process, and manage customer surveys; handle customer support calls or inquiries; manage the technology infrastructure for our hosted applications; manage content and survey services; coordinate content maintenance services; and provide training or implementation services.

Product Development. Product development consists primarily of salaries and employee benefits, contract labor, stock based compensation, costs associated with the development of new software feature enhancements, new products, and costs associated with maintaining and developing our platform products. Personnel costs within product development include our systems, application development, quality assurance teams, product managers, and other personnel associated with software and product development.

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

Other Income (Expense), Net. The primary component of other income is interest income related to interest earned on cash, cash equivalents, and investments in marketable securities. The primary component of other expense is interest expense related to our revolving credit facility. In addition, the income or loss attributed to equity method investments is included in this category.

2017 Compared to 2016

Revenues, net. Revenues increased approximately $21.7 million, or 10%, to $247.6 million for 2017 from $226.0 million for 2016. A comparison of revenues by business segment is as follows (in thousands):

Revenues by Business Segment:	2017	2016	Percentage Change
Workforce Solutions	$178,061	$168,040	6%
Patient Experience Solutions	32,763	33,850	(3)%
Provider Solutions	36,838	24,084	53%

Total revenues, net	$247,662	$225,974	10%

% of Revenues
Workforce Solutions	72%	74%
Patient Experience Solutions	13%	15%
Provider Solutions	15%	11%

Revenues for HealthStream Workforce Solutions, which are primarily subscription-based, increased approximately $10.1 million, or 6%, to $178.1 million for 2017 from $168.0 million for 2016. Revenues in 2017 were positively influenced by growth in content subscriptions and our enterprise applications, but were partially offset by an expected decline in ICD-10 readiness revenues. Revenues from ICD-10 readiness products declined by $7.6 million to $909,000 in 2017 compared to $8.5 million in 2016. The requirement mandated by CMS for healthcare organizations to transition to the ICD-10 coding system was effective in October 2015, and generated significant demand for our ICD-10 readiness training courseware from 2012 through 2015. However, as a result of the effectiveness of such mandate in October 2015, sales of that product have ceased and there will not be renewals of the specific ICD-10 readiness product. Implemented subscribers increased by 4% during 2017 to 4.65 million subscribers at the end of 2017 compared to 4.47 million subscribers at the end of 2016. Additionally, total subscribers increased by 5%, with 4.77 million total subscribers at December 31, 2017 compared to 4.55 million total subscribers at December 31, 2016.

Revenues for HealthStream Patient Experience Solutions decreased approximately $1.1 million, or 3%, to $32.8 million for 2017 from $33.9 million for 2016. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, decreased by $386,000, or 1%, to $26.3 million for 2017 from $26.7 million for 2016. The decline in our patient survey revenues is partially due to changes in product mix, such as the adoption of our e-survey products, which have both lower revenue and cost per survey than our traditional phone survey products. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively decreased by $701,000, or 10%, compared to 2016 due to fewer engagements compared to 2016.

Revenues for HealthStream Provider Solutions increased approximately $12.8 million, or 53%, to $36.8 million for 2017 from $24.1 million for 2016. Revenues from the MAI acquisition, which was consummated in August 2016, accounted for $8.1 million of the increase in revenues during 2017. Revenues from other provider solutions products accounted for the remaining $4.7 million increase in revenues in 2017.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $9.4 million, or 10%, to $106.0 million for 2017 from $96.6 million for 2016. Cost of revenues as a percentage of revenues was approximately 43% of revenues for both 2017 and 2016.

Cost of revenues for HealthStream Workforce Solutions increased approximately $7.9 million to $75.3 million and approximated 42% and 40% of revenues for HealthStream Workforce Solutions for 2017 and 2016, respectively. The increase in both amount and as a percentage of revenues is primarily associated with increased royalties paid by us resulting from growth in content subscription revenues and increased personnel costs. Cost of revenues for HealthStream Patient Experience Solutions decreased approximately $2.9 million to $18.8 million and approximated 57% and 64% of revenues for HealthStream Patient Experience Solutions for 2017 and 2016, respectively. The decrease in both amount and as a percentage of revenue is primarily due to reductions in personnel costs and lower costs associated with declines in phone based survey volume compared to 2016. Cost of revenues for HealthStream Provider Solutions increased approximately $4.3 million to $11.9 million and approximated 32% of HealthStream Provider Solutions revenues for both 2017 and 2016. The increase in amount and as a percentage of revenue is primarily the result of the MAI acquisition and additions to personnel and increased hosting costs.

Product Development. Product development expenses decreased approximately $1.0 million, or 3%, to $27.9 million for 2017 from $28.9 million for 2016. Product development expenses as a percentage of revenues were approximately 11% and 13% of revenues for 2017 and 2016, respectively.

Product development expenses for HealthStream Workforce Solutions decreased approximately $800,000 to $19.6 million and approximated 11% and 12% of revenues for HealthStream Workforce Solutions for 2017 and 2016, respectively. The decrease in amount and as a percentage of revenues is primarily due to lower outsourced labor expenses, but partially offset by an increase in personnel costs. Product development expenses for HealthStream Patient Experience Solutions decreased approximately $912,000 to $3.8 million and approximated 11% and 14% of revenues for HealthStream Patient Experience Solutions for 2017 and 2016, respectively. The decrease in both amount and as a percentage of revenue is due to higher labor capitalization for internal software development and lower outsourced labor costs, partially offset by an increase in personnel costs. Product development expenses for HealthStream Provider Solutions increased approximately $714,000 to $4.5 million and approximated 12% and 16% of revenues for HealthStream Provider Solutions for 2017 and 2016, respectively. The increase in amount is primarily associated with the MAI acquisition and additions to personnel over the year, but partially offset by higher labor capitalization for internal software development.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $3.9 million, or 10%, to $42.9 million for 2017 from $39.0 million for 2016. Sales and marketing expenses were approximately 17% of revenues for both 2017 and 2016.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $2.9 million to $31.4 million and approximated 18% and 17% of revenues for HealthStream Workforce Solutions for 2017 and 2016, respectively. The increase in amount and as a percentage of revenues is primarily due to additions to personnel and higher sales commissions compared to 2016. Sales and marketing expenses for HealthStream Patient Experience Solutions increased approximately $235,000 to $4.3 million and approximated 13% and 12% of revenues for HealthStream Patient Experience Solutions for 2017 and 2016, respectively. The increase in both amount and as a percentage of revenues is primarily due to higher sales commissions compared to 2016. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $674,000 to $5.9 million and approximated 16% and 22% of revenues for HealthStream Provider Solutions for 2017 and 2016, respectively. The increase in amount is primarily the result of higher sales commissions resulting from growth in sales. The unallocated corporate portion of sales and marketing expenses increased by $165,000 to $1.3 million over 2016 primarily due to higher personnel costs and increased marketing spending.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.1 million, or 3%, to $34.8 million for 2017 from $33.7 million for 2016. Other general and administrative expenses as a percentage of revenues were approximately 14% and 15% of revenues for 2017 and 2016, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $2.1 million to $8.1 million and approximated 5% and 4% of revenues for HealthStream Workforce Solutions for 2017 and 2016, respectively. The increase in amount and as a percentage of revenues is primarily due to higher facility costs and increases in technology infrastructure investments. Other general and administrative expenses for HealthStream Patient Experience Solutions increased approximately $89,000 to $2.9 million and approximated 9% and 8% of revenues for HealthStream Patient Experience Solutions for 2017 and 2016, respectively. The increase in amount and as a percentage of revenues is due to an increase in general administrative expenses. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $1.7 million to $5.5 million and approximated 15% and 16% of revenues for HealthStream Provider Solutions for 2017 and 2016, respectively. The increase in amount is primarily associated with increased facility costs, contract labor, and higher bad debt expense. The unallocated corporate portion of other general and administrative expenses decreased approximately $2.7 million to $18.2 million over 2016, primarily due to lower professional service expenses as a result of the implementation of a new financial systems platform and the MAI transaction during the prior year period, reductions to contract labor, and reductions of other general administrative expenses, but were partially offset by implementation costs for compliance with ASC 606.

Depreciation and Amortization. Depreciation and amortization increased approximately $4.1 million, or 18%, to $26.3 million for 2017 from $22.2 million for 2016. The increase primarily resulted from amortization of capitalized software development, amortization of intangible assets from recent acquisitions, and depreciation expense associated with capital expenditures.

Other Income (Expense), Net. Other income (expense), net was income of approximately $733,000 for 2017 compared to $581,000 for 2016. The increase is primarily due to an increase in interest income from cash and investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $529,000 for 2017 compared to $2.4 million for 2016. The Company’s effective tax rate was approximately 5% for 2017 compared to approximately 39% for 2016. The decrease in income tax expense during 2017 is primarily attributable to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the corporate federal income tax rate from 35% to 21%. This change in tax law resulted in an income tax benefit of approximately $2.7 million during the fourth quarter of 2017 through the revaluation of our net deferred tax liabilities.

Net Income. Net income increased approximately $6.2 million, or 166%, to $10.0 million for 2017 compared to $3.8 million for 2016. The increase resulted from the factors mentioned above. Earnings per diluted share were $0.31 per share for 2017 compared to $0.12 per diluted share for 2016.

Adjusted EBITDA (a non-GAAP financial measure which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) increased approximately 27% to approximately $37.9 million for 2017 compared to $29.9 million for 2016. The increase resulted from the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

2016 Compared to 2015

Revenues, net. Revenues increased approximately $16.9 million, or 8%, to $225.9 million for 2016 from $209.0 million for 2015. A comparison of revenues by business segment is as follows (in thousands):

Revenues by Business Segment:	2016	2015	Percentage Change
Workforce Solutions	$168,040	$161,293	4%
Patient Experience Solutions	33,850	34,189	(1)%
Provider Solutions	24,084	13,520	78%

Total revenues, net	$225,974	$209,002	8%

% of Revenues
Workforce Solutions	74%	77%
Patient Experience Solutions	15%	16%
Provider Solutions	11%	7%

Revenues for HealthStream Workforce Solutions, which are primarily subscription-based, increased approximately $6.7 million, or 4%, to $168.0 million compared to 2015. Revenues in 2016 were positively influenced by growth in courseware subscriptions and our enterprise applications, but were partially offset by an expected decline in ICD-10 readiness revenues. Revenues from ICD-10 readiness products declined by $18.2 million to $8.5 million in 2016 compared to $26.7 million in 2015. The requirement mandated by CMS for healthcare organizations to transition to the ICD-10 coding system was effective in October 2015, and generated significant demand for our ICD-10 readiness training courseware from 2012 through 2015. However, as a result of the effectiveness of such mandate in October 2015, sales of that product have ceased and there will not be renewals of the specific ICD-10 readiness product. Implemented subscribers decreased by less than 1% during 2016 to 4.47 million subscribers at the end of 2016 compared to 4.48 million subscribers at the end of 2015. Additionally, total subscribers decreased by less than 2%, with 4.55 million total subscribers at December 31, 2016 compared to 4.62 million total subscribers at December 31, 2015.

Revenues for HealthStream Patient Experience Solutions decreased approximately $343,000, or 1%, to $33.9 million compared to 2015. Revenues from Patient Insights™ surveys, our survey research product that generates recurring revenues, decreased by $239,000, or 1% compared to 2015. The decline in our patient survey revenues is partially due to changes in product mix, such as the adoption of our e-survey products, which have both lower revenue and cost per survey than our traditional phone survey products. Revenues from other products, including surveys conducted on annual or bi-annual cycles and consulting/coaching services, collectively decreased by $101,000, or 1%, compared to 2015.

Revenues for HealthStream Provider Solutions increased approximately $10.6 million, or 78%, to $24.1 million compared to 2015. Revenues from both the HLS and MAI acquisitions, which were consummated in March 2015 and August 2016, respectively, accounted for the majority of the increase in revenues during 2016. Revenues from the MAI acquisition, which was consummated on August 8, 2016, were approximately $2.6 million during 2016.

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

Product development expenses for HealthStream Workforce Solutions increased approximately $1.0 million to $20.4 million and approximated 12% of revenues for HealthStream Workforce Solutions for both 2016 and 2015. The increase in amount is due to additional personnel expenses associated with new product development initiatives for our subscription-based products. This increase was partially offset by lower stock based compensation. Product development expenses for HealthStream Patient Experience Solutions increased approximately $2.3 million to $4.7 million and approximated 14% and 7% of revenues for HealthStream Patient Experience Solutions for 2016 and 2015, respectively. The increase in both amount and as a percentage of revenue is due to additional personnel expenses associated with new product development initiatives. Product development expenses for HealthStream Provider Solutions increased approximately $1.3 million to $3.8 million and approximated 16% and 18% of revenues for HealthStream Provider Solutions for 2016 and 2015, respectively. The increase in amount is primarily the result of increased personnel costs, including additional personnel from MAI.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $3.4 million, or 10%, to $39.0 million for 2016 from $35.6 million for 2015. Sales and marketing expenses were approximately 17% of revenues for both 2016 and 2015.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $1.6 million to $28.6 million and approximated 17% of revenues for HealthStream Workforce Solutions for both 2016 and 2015. The increase in amount is mainly due to additional personnel, sales commissions, and increased marketing spending. Sales and marketing expenses for HealthStream Patient Experience Solutions decreased approximately $446,000 to $4.1 million and approximated 12% and 13% of revenues for HealthStream Patient Experience Solutions for 2016 and 2015, respectively. The decrease in both amount and as a percentage of revenues is primarily due to reduced marketing personnel and related costs. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $1.7 million to $5.2 million and approximated 22% and 26% of revenues for HealthStream Provider Solutions for 2016 and 2015, respectively. The increase in amount is primarily the result of increased personnel costs, sales commissions, and marketing spending. The unallocated corporate portion of sales and marketing expenses increased by $584,000 to $1.1 million primarily due to additional marketing personnel and related costs.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $4.4 million, or 15%, to $33.7 million for 2016 from $29.3 million for 2015. Other general and administrative expenses as a percentage of revenues were approximately 15% and 14% of revenues for 2016 and 2015, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $1.4 million to $6.1 million over 2015 primarily associated with increased technology infrastructure investments. Other general and administrative expenses for HealthStream Patient Experience Solutions increased approximately $443,000 to $2.8 million over 2015 due to additional personnel and facility costs. Other general and administrative expenses for HealthStream Provider Solutions increased approximately $1.3 million to $3.8 million over 2015 primarily associated with increased personnel expenses and facility costs, including costs associated with the MAI acquisition. The unallocated corporate portion of other general and administrative expenses increased approximately $1.3 million to $20.9 million over 2015, primarily associated with additional personnel and related costs, higher due diligence costs of approximately $260,000 to , and costs associated with the implementation of a new financial systems platform of approximately $600,000, which was substantially completed during the second quarter of 2016.

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

Other Income (Expense), Net. Other income (expense), net was income of approximately $581,000 for 2016 compared to $162,000 for 2015. The increase is primarily associated with a gain recorded in relation to the acquisition of all of the remaining outstanding stock of Nursing Registry Consultants Corporation (see Note 5 in the Notes to Consolidated Financial Statements for further discussion), an increase in interest income from investments in marketable securities, and lower interest expense.

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

	2017	2016	2015
GAAP net income	$10,004	$3,755	$8,621
Interest income	(870)	(574)	(401)
Interest expense	131	102	188
Income tax provision	529	2,393	5,098
Stock based compensation expense	1,852	1,968	3,280
Depreciation and amortization	26,283	22,207	16,997

Adjusted EBITDA	$37,929	$29,851	$33,783

GAAP operating income	$9,800	$5,567	$13,557
Adjustment for deferred revenue write-down	1,621	3,838	6,822

Non-GAAP operating income	$11,421	$9,405	$20,379

GAAP net income	$10,004	$3,755	$8,621
Adjustment for deferred revenue write-down, net of tax	1,295	2,345	4,287

Non-GAAP net income	$11,299	$6,100	$12,908

FINANCIAL OUTLOOK FOR 2018

The Company provides projections and other forward-looking information in this “Financial Outlook for 2018” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This section contains many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth in the introduction in Part I of this Annual Report on Form 10-K and the risks and uncertainties described in Item 1A, Risk Factors and elsewhere in this document. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Item 1A, Risk Factors.

As noted above, the Company adopted the new revenue recognition standard (ASC 606), utilizing the modified retrospective approach effective January 1, 2018, such that the Company will recognize revenue under this new standard for periods beginning on and after January 1, 2018, but will continue to report results for periods prior to January 1, 2018 under the old revenue recognition standard (ASC 605). To allow for comparability against 2017 results, the financial outlook below with respect to anticipated 2018 results does not include the impact of ASC 606 but instead has been determined utilizing the ASC 605 revenue recognition standard.

Beginning with our financial statements for the quarter ending March 31, 2018, the historical financial results of the PX business for periods prior to the closing of this transaction will be reflected in the Company’s consolidated financial statements as discontinued operations. Accordingly, this financial outlook does not include (a) the gain on the sale of our Patient Experience business, which we completed on February 12, 2018, or (b) the results of our Patient Experience business during the period in 2018 prior to the sale of such business, or the results of our Patient Experience in 2017 for financial outlook comparison purposes.

For 2018 we anticipate that consolidated revenues will increase six to eight percent as compared to 2017. We anticipate that revenue growth in our Workforce Solutions segment will be in the four to six percent range and our Provider Solutions segment to grow 10 to 20 percent when compared to 2017.

We anticipate operating income for 2018 to increase between 20 and 30 percent as compared to 2017.

We anticipate that capital expenditures will be approximately $20 million during 2018. We expect the annual effective income tax rate to range between 26 percent and 28 percent for 2018.

This guidance does not include the impact of any acquisitions that we may complete during 2018.

SELECTED QUARTERLY OPERATING RESULTS

The following tables set forth selected statements of income data for each of the four quarters in the periods ended December 31, 2017 and December 31, 2016, respectively. The information for each quarter has been prepared on the same basis as the audited statements included in other parts of this report and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.

Revenues from our subscription-based products are recognized ratably over the subscription term. Patient experience revenues are impacted by seasonal factors resulting from the volume, timing, and frequency of survey cycles.

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$59,870	$61,481	$63,553	$62,758
Total operating costs and expenses	58,037	58,626	59,571	61,629

Operating income	1,833	2,855	3,982	1,129
Net income	$1,285	$2,266	$2,504	$3,948

Net income per share (1):
Basic	$0.04	$0.07	$0.08	$0.12

Diluted	$0.04	$0.07	$0.08	$0.12

Weighted average shares of common stock outstanding:
Basic	31,774	31,876	31,893	31,902

Diluted	32,104	32,229	32,217	32,236

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues, net	$54,078	$54,793	$58,367	$58,737
Total operating costs and expenses	51,592	52,477	57,081	59,258

Operating income (loss)	2,486	2,316	1,286	(521)
Net income (loss)	$1,501	$1,403	$1,162	$(311)

Net income (loss) per share (1):
Basic	$0.05	$0.04	$0.04	$(0.01)

Diluted	$0.05	$0.04	$0.04	$(0.01)

Weighted average shares of common stock outstanding:
Basic	31,666	31,736	31,739	31,743

Diluted	31,974	32,071	32,107	31,743

(1) – Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the full year.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $46.7 million during 2017 compared to $24.2 million during 2016, an increase of 93%. The primary sources of cash were generated from receipts from the sales of our products and services. The number of days sales outstanding (DSO) was 63 days for 2017 compared to 66 days for 2016. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $11.6 million during 2017 and $56.7 million during 2016. During 2017, the Company purchased $83.3 million of marketable securities, spent $11.9 million for capitalized software development, purchased $6.0 million of property and equipment, and invested $500,000 in a cost method investee. These uses of cash were partially offset by maturities of marketable securities of $90.1 million. During 2016, the Company utilized $55.3 million (net of cash acquired) for acquisitions, purchased $107.0 million of marketable securities, spent $9.7 million for capitalized software development, and purchased $5.1 million of property and equipment. These uses of cash were partially offset by maturities of marketable securities of $119.4 million and proceeds from the sale of long lived assets of $975,000.

Cash provided by financing activities was approximately $1,000 during 2017 and $46,000 during 2016. During 2017, the primary source of cash from financing activities resulted from $413,000 from the exercise of employee stock options. The primary use of cash during 2017 related to $412,000 for payments of payroll taxes from stock based compensation arrangements. During 2016, the primary source of cash from financing activities resulted from $217,000 of excess tax benefits from equity awards and $145,000 from the exercise of employee stock options. The primary uses of cash during 2016 related to $316,000 for payments of payroll taxes from stock based compensation arrangements.

Our balance sheet reflects positive working capital of $98.7 million at December 31, 2017 compared to $82.5 million at December 31, 2016. The increase in working capital was primarily due to net cash provided by operating activities, partially offset by an increase in current liabilities. The Company’s primary source of liquidity is $131.1 million of cash and cash equivalents and marketable securities. The Company also has a $50.0 million revolving credit facility loan agreement, all of which was available at December 31, 2017.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, and capital expenditures for at least the next 12 months.

The Company’s growth strategy includes acquiring businesses that provide complementary product and services. It is anticipated that future acquisitions, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. The revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to consolidated EBITDA (as defined in our credit facility) and an interest coverage ratio of consolidated EBITDA to interest expense. Therefore, the maximum borrowings against the revolving credit facility would be dependent on the covenant values at the time of borrowing. As of December 31, 2017, the Company was in material compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements primarily consist of operating leases, contractual obligations, and our revolving credit facility, which is described further in Note 13 to the Company’s consolidated financial statements contained elsewhere in this report.

The following table presents a summary of future anticipated payments due by the Company under contractual obligations with firm minimum commitments as of December 31, 2017, excluding amounts already recorded in the consolidated balance sheets (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	$4,720	$7,415	$7,494	$20,361	$39,990
Purchase obligations	1,849	2,434	--	--	4,283

Total	$6,569	$9,849	$7,494	$20,361	$44,273

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company will adopt the standard using the modified retrospective approach effective January 1, 2018. In preparation for adoption of the standard, the Company implemented internal controls and key system functionality to enable the preparation of financial information and has reached conclusions on key accounting assessments related to the standard.

The most significant impact of the standard relates to capitalizing costs to acquire contracts, which have historically been expensed as incurred. As of December 31, 2017, the Company’s sales commission plans have included multiple payments, including initial payments in the period a customer contract is obtained and deferred payments either 15 or 27 months after the initial payment. Under the standard, only the initial payment is subject to capitalization as the deferred payments require a substantive performance condition of the employee. These initial commission payments will be capitalized in the period a customer contract is obtained and will be amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. The expected period of benefit is the contract term, except when the commission payment is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Such commissions will be amortized over the greater of contract term or technological obsolescence period when the underlying contracted products are technology-based, such as for the SaaS-based platforms, or the expected customer relationship period when the underlying contracted products are not technology-based, such as for patient experience survey products.

Additionally, the standard impacts several of the Company’s revenue streams. The primary streams affected are professional services and patient experience surveys. For professional services, the identification of performance obligations and the related timing of revenue recognition is changing such that revenues will be recognized earlier, during the period of service delivery, rather than over the related product’s contractual term. For patient experience surveys, revenues will correlate to survey delivery, which approximates ratable recognition over the contractual term, rather than the current method of spreading quarterly revenue over the five-month life cycle of the patient experience survey cycle.

The Company will finalize its calculation of the financial impact of the adoption of this accounting standard on its future consolidated financial statements in the first quarter of 2018. The Company anticipates adjustments to retained earnings of no more than $10 million and $16 million, net of related tax effects, upon adoption for revenue recognition and sales commissions, respectively. It is possible that the adoption of this standard could have an adverse impact on the timing of our revenue recognition and thus adversely impact the amount of our revenue in a particular period.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Sub Topic 825-10), which addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The guidance will, among other things, require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for only limited aspects of such guidance. The Company plans to adopt this ASU on January 1, 2018, and is currently reviewing this standard to assess the impact on its future consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of December 31, 2017, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $131.1 million at December 31, 2017. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $183,000.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of HealthStream, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. (the Company) as of December 31, 2017 and December 31, 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998. Nashville, Tennessee February 26, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of HealthStream, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited HealthStream, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HealthStream, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HealthStream, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 26, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with the respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Nashville, Tennessee

February 26, 2018

HEALTHSTREAM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$84,768	$49,634
Marketable securities	46,350	53,540
Accounts receivable, net of allowance for doubtful accounts of $2,205 and $863 at December 31, 2017 and 2016, respectively	40,849	44,805
Accounts receivable - unbilled	2,602	2,581
Prepaid royalties, net of amortization	16,174	18,183
Other prepaid expenses and other current assets	8,985	8,694

Total current assets	199,728	177,437

Property and equipment, net of accumulated depreciation of $25,862 and $20,527 at December 31, 2017 and December 31, 2016, respectively	8,992	10,245
Capitalized software development, net of accumulated amortization of $41,884 and $31,787 at December 31, 2017 and 2016, respectively	18,697	16,310
Goodwill	110,298	109,765
Customer-related intangibles, net of accumulated amortization of $18,027 and $11,539 at December 31, 2017 and 2016, respectively	59,958	66,446
Other intangible assets, net of accumulated amortization of $7,966 and $4,906 at December 31, 2017 and 2016, respectively	8,858	11,918
Non-marketable equity investments	3,772	3,276
Other assets	771	603

Total assets	$411,074	$396,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,836	$3,127
Accrued royalties	12,877	13,161
Accrued liabilities	11,062	8,146
Accrued compensation and related expenses	3,337	1,994
Deferred revenue	68,954	68,542

Total current liabilities	101,066	94,970

Deferred tax liabilities	1,926	5,968
Deferred revenue, noncurrent	6,302	7,859
Other long term liabilities	1,610	1,095
Commitments and contingencies	-	-

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,908 and 31,748 shares issued and outstanding at December 31, 2017 and 2016, respectively	282,666	280,813
Retained earnings	17,542	5,346
Accumulated other comprehensive loss	(38)	(51)

Total shareholders’ equity	300,170	286,108

Total liabilities and shareholders’ equity	$411,074	$396,000

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended December 31,
	2017	2016	2015
Revenues, net	$247,662	$225,974	$209,002
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	106,000	96,634	89,386
Product development	27,899	28,897	24,214
Sales and marketing	42,915	39,004	35,589
Other general and administrative expenses	34,765	33,665	29,259
Depreciation and amortization	26,283	22,207	16,997

Total operating costs and expenses	237,862	220,407	195,445

Operating income	9,800	5,567	13,557

Other income, net	733	581	162

Income before income tax provision	10,533	6,148	13,719
Income tax provision	529	2,393	5,098

Net income	$10,004	$3,755	$8,621

Net income per share:
Basic	$0.31	$0.12	$0.29

Diluted	$0.31	$0.12	$0.28

Weighted average shares of common stock outstanding:
Basic	31,861	31,721	30,057

Diluted	32,196	32,068	30,436

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net income	$10,004	$3,755	$8,621

Other comprehensive income, net of taxes:
Unrealized gain (loss) on marketable securities	13	19	(33)

Total other comprehensive income (loss)	13	19	(33)

Comprehensive income	$10,017	$3,774	$8,588

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

			Retained	Accumulated
			Earnings	Other	Total
	Common Stock		(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit)	Income (Loss)	Equity
Balance at December 31, 2014	27,677	174,926	(7,030)	(37)	167,859
Net income	-	-	8,621	-	8,621
Comprehensive loss	-	-	-	(33)	(33)
Issuance of common stock	3,870	98,014	-	-	98,014
Stock donated to Company	(54)	-	-	-	-
Stock based compensation	-	3,280	-	-	3,280
Tax benefits from equity awards	-	3,008	-	-	3,008
Common stock issued under stock plans, net of shares withheld for employee taxes	154	(429)	-	-	(429)

Balance at December 31, 2015	31,647	278,799	1,591	(70)	280,320
Net income	-	-	3,755	-	3,755
Comprehensive income	-	-	-	19	19
Stock based compensation	-	1,968	-	-	1,968
Tax benefits from equity awards	-	217	-	-	217
Common stock issued under stock plans, net of shares withheld for employee taxes	101	(171)	-	-	(171)

Balance at December 31, 2016	31,748	280,813	5,346	(51)	286,108
Cumulative effect of accounting change	-	-	2,192	-	2,192
Net income	-	-	10,004	-	10,004
Comprehensive income	-	-	-	13	13
Stock based compensation	-	1,852	-	-	1,852
Common stock issued under stock plans, net of shares withheld for employee taxes	160	1	-	-	1

Balance at December 31, 2017	31,908	$282,666	$17,542	$(38)	$300,170

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$10,004	$3,755	$8,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,283	22,207	16,997
Deferred income taxes	(2,045)	1,786	392
Share based compensation expense	1,852	1,968	3,280
Excess tax benefits from equity awards	-	(217)	(3,008)
Provision for doubtful accounts	1,813	640	284
Loss (gain) on non-marketable equity investments	5	(121)	117
Gain on sale of long-lived assets	-	-	(72)
Loss on disposal of fixed assets	97	-	-
Other	408	1,026	1,401
Changes in assets and liabilities, net of business combinations:
Accounts and unbilled receivables	1,125	(6,079)	(736)
Prepaid royalties	2,008	(4,008)	(1,006)
Other prepaid expenses and other current assets	(225)	(1,462)	(1,372)
Other assets	(168)	305	1,110
Accounts payable	2,284	(1,319)	(137)
Accrued royalties	(29)	3,691	(202)
Accrued liabilities, accrued compensation and related expenses, and other long-term liabilities	4,106	(884)	3,075
Deferred revenue	(806)	2,946	6,173

Net cash provided by operating activities	46,712	24,234	34,917

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	-	(55,255)	(88,075)
Proceeds from maturities of marketable securities	90,073	119,395	54,799
Purchases of marketable securities	(83,279)	(106,965)	(84,228)
Payments to acquire equity method investments	-	-	(1,000)
Payments to acquire cost method investments	(500)	-	(1,000)
Proceeds for sale of long-lived assets	-	975	-
Payments associated with capitalized software development	(11,856)	(9,721)	(7,265)
Purchases of property and equipment	(6,017)	(5,085)	(8,094)

Net cash used in investing activities	(11,579)	(56,656)	(134,863)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	98,014
Proceeds from exercise of stock options	413	145	328
Proceeds from borrowings under revolving line of credit facility	-	-	28,000
Repayments under revolving line of credit facility	-	-	(28,000)
Taxes paid related to net settlement of equity awards	(412)	(316)	(756)
Excess tax benefits from equity awards	-	217	3,008
Payment of earn-outs related to business combinations	-	-	(633)

Net cash provided by financing activities	1	46	99,961

Net increase (decrease) in cash and cash equivalents	35,134	(32,376)	15
Cash and cash equivalents at beginning of year	49,634	82,010	81,995

Cash and cash equivalents at end of year	$84,768	$49,634	$82,010

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$101	$76	$190

Income taxes paid	$638	$2,496	$2,648

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Receivable from sale of long-lived assets	$-	$-	$975

See accompanying notes to the consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity and Segments

HealthStream, Inc. (the “Company”) was incorporated in 1990 as a Tennessee corporation and is headquartered in Nashville, Tennessee. As of December 31, 2017, the Company operated in three segments: HealthStream Workforce Solutions, HealthStream Patient Experience Solutions, and HealthStream Provider Solutions. Workforce Solutions products consist of software-as-a-service (“SaaS”) based services and subscription-based solutions to meet the ongoing training, certification, assessment, and development needs of the healthcare community. These solutions provide, deliver, and track online education for our customers in the United States through our SaaS model. Patient Experience products offer healthcare organizations a wide range of quality and satisfaction surveys, consulting services, analyses of survey results, and other research-based services. Provider Solutions products offer healthcare organizations software applications for administering and tracking provider credentialing, privileging, call center, and enrollment activities.

Recently Adopted Accounting Standards

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017. As a result of the adoption, the Company recorded an adjustment to retained earnings of approximately $2.2 million to recognize deferred tax assets associated with previous excess tax benefits on stock based compensation that had not been previously recognized because the related tax deduction had not reduced income taxes payable. The Company elected to continue to estimate expected forfeitures rather than account for them as they occur and to prospectively reflect the presentation of excess tax benefits on the statement of cash flows as an operating activity. In addition, effective January 1, 2017, excess tax benefits or deficiencies from equity based awards is reflected in the statement of income as a component of the provision for income taxes.

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

Recognition of Revenue

Revenues are derived from providing services through our SaaS-based workforce development platform products, courseware subscriptions, provision of survey and research services, sales of software licensing arrangements, software maintenance and support, professional services, custom courseware development, and other education and training services.

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, prices are fixed or determinable, services and products are provided to the customer and collectability is probable or reasonably assured.

Revenue recognized from software and other arrangements is allocated to each element of the arrangement based on the relative fair values of the elements. While elements include software products and post contract customer support, the fair value of each element is based on vendor specific objective evidence (“VSOE”). For installed software products, if fair value cannot be determined for each undelivered element of the arrangement, all revenue from the arrangement is deferred until fair value can be determined or until all elements of the arrangement are delivered and customer acceptance has occurred. Sales of the Company’s SaaS-based workforce development platform products include customer support, implementation services, and training; therefore all revenues are deferred until the SaaS-based product is implemented, at which time revenues are recognized ratably over the subscription service period. In the event that circumstances occur which give rise to uncertainty regarding the collectibility of contracted amounts, revenue recognition is suspended until such uncertainty is resolved. Fees for these services are billed on either a monthly, quarterly, or annual basis.

Revenues derived from the delivery of services through the Company’s SaaS-based workforce development platform products and courseware subscriptions are recognized ratably over the term of the subscription service agreement or over the historical usage period, if usage typically differs from the subscription period. Training revenues are generally recognized upon the completion of training.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Marketable Securities

Marketable securities are classified as available for sale and are stated at fair market value, with the unrealized gains and losses, net of tax, reported in other accumulated comprehensive income (loss) on the accompanying consolidated balance sheets. Realized gains and losses and declines in market value judged to be other than temporary on investments in marketable securities are included in interest and other income on the accompanying consolidated statements of income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in other income (expense) on the accompanying consolidated statements of income. Premiums and discounts are amortized over the life of the related available for sale security as an adjustment to the yield using the effective interest method.

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

Deferred Revenue

Deferred revenue represents amounts that have been billed or collected in advance of revenue recognition. The Company typically invoices customers in quarterly, bi-annual, or annual installments. Deferred revenue is reduced as services are provided and the revenue recognition criteria are met.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid Royalties

Prepaid royalties represents advance payments associated with the sale of third party products, such as courseware subscriptions. Royalties are typically paid in advance at the commencement of the revenue cycle or periodically throughout the revenue cycle, such as quarterly, bi-annual, or annual installments. Royalty payments are amortized over the term of the underlying contracts, which generally range from 12 to 36 months, in order to match the direct royalty costs to the same period the subscription revenue is recognized. Amortization of royalties is included under the caption “cost of revenues (excluding depreciation and amortization)” in the accompanying consolidated statements of income.

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

Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense for the years ended December 31 were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Allowance Balance at End of Period
2017	$863	$1,813	$(471)	$2,205
2016	$303	$640	$(80)	$863
2015	$331	$284	$(312)	$303

Capitalized Software Development

Capitalized software development is stated on the basis of cost and is presented net of accumulated amortization. The Company capitalizes costs incurred during the software development phase for projects when such costs are material. These assets are generally amortized using the straight-line method over three years. The Company capitalized approximately $12.5 million and $10.0 million during 2017 and 2016, respectively. Amortization of capitalized software development was approximately $10.1 million, $7.7 million, and $6.2 million during 2017, 2016, and 2015, respectively. Maintenance and operating costs are expensed as incurred. As of December 31, 2017 and 2016, there were no capitalized software development costs for external computer software developed for resale.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company. At December 31, 2017 and 2016, our assets measured at fair value on a recurring basis consisted of marketable securities, which are classified as available for sale (see Note 4 – Marketable Securities). The Company did not have any financial liabilities that were subject to fair value measurements as of such dates.

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives, except for assets under capital leases and leasehold improvements, which are amortized over the shorter of the estimated useful life or their respective lease term.

Years
Furniture and fixtures	5
Equipment	3

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. The carrying amount of our goodwill is evaluated for impairment at least annually during the fourth quarter and whenever events or changes in facts or circumstances indicate that impairment may exist. In accordance with ASC 350, Intangibles – Goodwill and Other, companies may opt to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A qualitative assessment includes factors such as financial performance, industry and market metrics, and other factors affecting the reporting unit. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we must then compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting units using both income and market based models. These models require the use of various assumptions relating to cash flow projections, growth rates, discount rates and terminal value calculations. There were no goodwill impairments identified or recorded for the years ended December 31, 2017, 2016 or 2015.

As of December 31, 2017, intangible assets include customer relationships, internally-developed technology and patents, non-competition agreements, and trade names. These intangible assets are considered to have definite useful lives and are being amortized on a straight line basis over periods ranging between three and thirteen years. The weighted average amortization period for definite lived intangible assets as of December 31, 2017 was 11.1 years. Intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable. There were no intangible asset impairments identified or recorded for the years ended December 31, 2017, 2016, or 2015.

Long-Lived Assets

Long-lived assets to be held for use are reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate that an impairment of long-lived assets held for use is present. The Company measures any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates whether the carrying value of long-lived assets, including intangible assets, property and equipment, capitalized software development, and other assets will be recoverable. There were no long-lived asset impairments identified or recorded for the years ended December 31, 2017, 2016, or 2015.

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

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2017, 2016, and 2015 was approximately $1.0 million, $1.0 million, and $1.1 million, respectively.

Shipping and Handling Costs

Shipping and handling costs that are associated with our products and services are included in cost of revenues.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of December 31, 2017, the Company had established a valuation allowance of $1.1 million for the portion of its net deferred tax assets that are not more likely than not expected to be realized.

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

Earnings per Share

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. Common equivalent shares that have an anti-dilutive effect on diluted net income per share have been excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2017, 2016, and 2015.

Concentrations of Credit Risk and Significant Customers

The Company’s credit risks relate primarily to cash and cash equivalents, marketable securities and accounts receivable. The Company places its temporary excess cash investments in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits. Marketable securities consist primarily of investment grade corporate debt securities and certificates of deposit.

The Company sells its products and services to various companies in the healthcare industry that are located in the United States. Credit evaluations of our customers’ financial condition are performed on an ongoing basis, which generally require no collateral from customers. An allowance for doubtful accounts is maintained for potentially uncollectible accounts receivable. The Company did not have any single customer representing over 10% of net revenues or accounts receivable during 2017, 2016, or 2015.

Stock Based Compensation

As of December 31, 2017, the Company maintains three stock based compensation plans under which awards are outstanding, as described in Note 11. The Company accounts for stock based compensation using the fair-value based method for costs related to share-based payments, including stock options and restricted share units. The Company uses the Black Scholes option pricing model for calculating the fair value of option awards issued under its stock based compensation plan. The Company measures compensation cost of restricted share units based on the closing fair market value of the Company’s stock on the date of grant. Stock based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period. The Company recognizes tax benefits from stock based compensation if an excess tax benefit is realized. Excess tax benefits are reflected in the statement of income as a component of the provision for income taxes when realized.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Newly Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company will adopt the standard using the modified retrospective approach effective January 1, 2018. In preparation for adoption of the standard, the Company implemented internal controls and key system functionality to enable the preparation of financial information and has reached conclusions on key accounting assessments related to the standard.

The most significant impact of the standard relates to capitalizing costs to acquire contracts, which have historically been expensed as incurred. As of December 31, 2017, the Company’s sales commission plans have included multiple payments, including initial payments in the period a customer contract is obtained and deferred payments either 15 or 27 months after the initial payment. Under the standard, only the initial payment is subject to capitalization as the deferred payments require a substantive performance condition of the employee. These initial commission payments will be capitalized in the period a customer contract is obtained and will be amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. The expected period of benefit is the contract term, except when the commission payment is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Such commissions will be amortized over the greater of contract term or technological obsolescence period when the underlying contracted products are technology-based, such as for the SaaS-based platforms, or the expected customer relationship period when the underlying contracted products are not technology-based, such as for patient experience survey products.

Additionally, the standard impacts several of the Company’s revenue streams. The primary streams affected are professional services and patient experience surveys. For professional services, the identification of performance obligations and the related timing of revenue recognition is changing such that revenues will be recognized earlier, during the period of service delivery, rather than over the related product’s contractual term. For patient experience surveys, revenues will correlate to survey delivery, which approximates ratable recognition over the contractual term, rather than the current method of spreading quarterly revenue over the five-month life cycle of the patient experience survey cycle.

The Company will finalize its calculation of the financial impact of the adoption of this accounting standard on its future consolidated financial statements in the first quarter of 2018. The Company anticipates adjustments to retained earnings of no more than $10 million and $16 million, net of related tax effects, upon adoption for revenue recognition and sales commissions, respectively.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Sub Topic 825-10), which addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The guidance will, among other things, require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for only limited aspects of such guidance. The Company plans to adopt this ASU on January 1, 2018, and is currently reviewing this standard to assess the impact on its future consolidated financial statements.

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

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of December 31, 2017 and 2016 was approximately 31.9 million and 31.7 million, respectively.

Preferred Stock

The Company is authorized to issue up to 10 million shares of preferred stock in one or more series, having the relative voting powers, designations, preferences, rights and qualifications, limitations or restrictions, and other terms as the Board of Directors may fix in providing for the issuance of such series, without any vote or action of the shareholders.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ended December 31, 2017 (in thousands, except per share amounts):

	2017	2016	2015
Numerator:
Net income	$10,004	$3,755	$8,621

Denominator:
Weighted-average shares outstanding	31,861	31,721	30,057
Effect of dilutive shares	335	347	379

Weighted-average diluted shares	32,196	32,068	30,436

Basic earnings per share	$0.31	$0.12	$0.29

Diluted earnings per share	$0.31	$0.12	$0.28

Potentially dilutive shares representing approximately 58,000, 38,000, and 16,000 shares of common stock for the years ended December 31, 2017, 2016, and 2015, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

4. MARKETABLE SECURITIES

At December 31, 2017 and 2016, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$41,900	$1	$(39)	$41,862
Government-sponsored enterprise debt securities	4,488	1	(1)	4,488

Total	$46,388	$2	$(40)	$46,350

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$44,486	$-	$(50)	$44,436
Government-sponsored enterprise debt securities	9,105	1	(2)	9,104

Total	$53,591	$1	$(52)	$53,540

The carrying amounts of the marketable securities reported in the consolidated balance sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of December 31, 2017, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the years ended December 31, 2017 and 2016, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as a current asset on the balance sheet because the underlying securities mature within one year from the balance sheet date.

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

The following unaudited pro forma financial information summarizes the combined results of operations of the Company and MAI, which was significant for purposes of the unaudited pro forma financial information disclosure, as though the companies were combined as of January 1, 2016 (in thousands, except per share data):

	Year Ended December 31,
	2017	2016
Total revenues	$248,942	$236,205

Net income	$10,958	$6,610

Basic earnings per share	$0.34	$0.21

Diluted earnings per share	$0.34	$0.21

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

The unaudited pro forma financial information for the years ended December 31, 2017 and 2016 combines the historical results of the Company and MAI for the years ended December 31, 2017 and 2016 and the pro forma adjustments listed above.

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

The amounts of revenue and operating loss of HLS included in the Company’s consolidated statement of income from the date of acquisition of March 16, 2015 to the period ending December 31, 2015 are as follows (in thousands):

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

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2017	2016
Equipment	$25,396	$20,885
Leasehold improvements	5,291	5,025
Furniture and fixtures	4,167	4,862

Gross property and equipment	34,854	30,772
Accumulated depreciation and amortization	(25,862)	(20,527)

Property and equipment, net	$8,992	$10,245

Depreciation of property and equipment totaled approximately $6.6 million, $6.8 million, and $5.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

7. GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Workforce	Patient Experience	Provider	Total
Balance at January 1, 2017	$16,381	$24,154	$69,230	$109,765
Acquisition of Morrisey Associates, Inc.	-	-	533	533

Balance at December 31, 2017	$16,381	$24,154	$69,763	$110,298

	Workforce	Patient Experience	Provider	Total
Balance at January 1, 2016	$12,336	$24,154	$46,583	$83,073
Acquisition of HealthLine Systems, LLC.	-	-	2,180	2,180
Acquisition of Morrisey Associates, Inc.	-	-	20,467	20,467
Other business combinations	4,045	-	-	4,045

Balance at December 31, 2016	$16,381	$24,154	$69,230	$109,765

During the three months ended September 30, 2017, the Company recorded approximately $533,000 of additional goodwill in relation to the August 2016 acquisition of Morrisey Associates, Inc. Such amount relates to the measurement period adjustment previously mentioned in Note 5 under the caption “Morrisey Associates, Inc.”

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS

Intangible assets other than goodwill are considered to have finite useful lives. Customer-related intangibles include customer relationships and are amortized over their estimated useful lives ranging from five to thirteen years. Other intangible assets include non-competition agreements, technology and patents, and trade names and are amortized over their estimated useful lives ranging from three to nine years. Amounts presented below as of December 31, 2017 and December 31, 2016 are inclusive of identifiable intangible assets recorded in relation to our acquisitions of Morrisey Associates, Inc. and HealthLine Systems, LLC, as well as other business combinations (see Note 5 – Business Combinations). Amortization of intangible assets was approximately $9.5 million, $7.8 million, and $5.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Identifiable intangible assets are comprised of the following (in thousands):

	As of December 31, 2017			As of December 31, 2016

	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer related	$77,985	$(18,027)	$59,958	$77,985	$(11,539)	$66,446
Other	16,824	(7,966)	8,858	16,824	(4,906)	11,918

Total	$94,809	$(25,993)	$68,816	$94,809	$(16,445)	$78,364

The expected future annual amortization expense for the years ending December 31, is as follows (in thousands):

2018	$9,438
2019	8,792
2020	8,139
2021	7,356
2022	6,277
Thereafter	28,814

Total	$68,816

9. BUSINESS SEGMENTS

The Company provides services to healthcare organizations and other members within the healthcare industry. The Company’s services are focused on the delivery of workforce development products and services (“HealthStream Workforce Solutions”), survey and research services (“HealthStream Patient Experience Solutions”), and provider credentialing, privileging, call center, and enrollment products and services (“HealthStream Provider Solutions”).

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, gains and losses from equity investments, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the years ended December 31, 2017, 2016 and 2015 (in thousands).

Revenues, net:	2017	2016	2015
Workforce Solutions	$178,061	$168,040	$161,289
Patient Experience Solutions	32,763	33,850	34,193
Provider Solutions	36,838	24,084	13,520

Total revenues, net	$247,662	$225,974	$209,002

Operating income:	2017	2016	2015
Workforce Solutions	$33,579	$37,329	$39,986
Patient Experience Solutions	1,491	(522)	1,548
Provider Solutions	879	(2,443)	(2,559)
Unallocated	(26,149)	(28,797)	(25,418)

Total operating income	$9,800	$5,567	$13,557

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BUSINESS SEGMENTS (continued)

	Assets *		Purchases of long-lived assets			Depreciation and amortization
	2017	2016	2017	2016	2015	2017	2016	2015
Workforce Solutions	$90,055	$96,323	$9,888	$9,266	$11,403	$9,982	$8,243	$6,693
Patient Experience Solutions	34,198	35,988	2,764	1,123	2,007	1,510	1,144	1,061
Provider Solutions	150,797	155,011	3,619	2,026	332	8,147	6,061	3,986
Unallocated	136,024	108,678	1,762	2,135	1,617	6,644	6,759	5,257

Total	$411,074	$396,000	$18,033	$14,550	$15,359	$26,283	$22,207	$16,997

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

10. INCOME TAXES

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current federal	$1,679	$(271)	$3,608
Current state	895	877	1,098
Deferred federal	(2,192)	1,489	501
Deferred state	147	298	(109)

Provision for income taxes	$529	$2,393	$5,098

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of income is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal tax provision at the statutory rate	$3,687	$2,152	$4,802
State income tax provision, net of federal benefit	424	539	673
Tax credits	(583)	(560)	(425)
Change in state valuation allowance	322	308	(8)
Tax Act revaluation of deferred tax balances	(2,685)	-	-
Other	(636)	(46)	56

Provision for income taxes	$529	$2,393	$5,098

Management periodically assesses the realizability of its deferred tax assets, and to the extent that a recovery is not likely, a valuation allowance is established to reduce the deferred tax asset to the amount estimated to be recoverable. At December 31, 2017, a valuation allowance of $1.1 million exists.

As of December 31, 2017, the Company had state net operating loss carryforwards of $19.5 million. These loss carryforwards will expire in years 2018 through 2027. The Company is subject to income taxation at the federal and various state levels. The Company is subject to U.S. federal tax examinations for tax years 2015 through 2017. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2015 are also subject to examination and adjustment. The Company has completed examinations with the Internal Revenue Service for tax years 2013 and 2014. The Company has research and development tax credit carryforwards of $2.3 million that expire in varying amounts through 2037. As of December 31, 2017, the Company had alternative minimum tax credit carryforwards of $837,000 that are available to offset future regular tax liabilities and do not expire.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”), reducing the U.S. corporate income tax rate to 21% effective January 1, 2018. Under ASC 740, the effects of new legislation are recognized in the period that includes the date of enactment. The estimated impact as of December 31, 2017 was to remeasure our deferred tax liability by $2.7 million, which has been reflected in our effective tax rate reconciliation. This impact is our most reasonable estimate at this time; however, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially impact future taxable income.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (continued)

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits at December 31, 2017 and 2016, are as follows (in thousands):

	December 31,
	2017	2016
Balance at beginning of year	$397	$658
Additions for tax positions in the current year	10	64
Reductions for tax positions of prior years	(47)	(325)

Balance at end of year	$360	$397

The Company recognized approximately $3,000 and $18,000 for interest and penalties related to unrecognized tax benefits within the provision for income taxes during the years ended December 31, 2017 and 2016, respectively. Unrecognized tax benefits included tax positions of approximately $337,000 and $350,000 at December 31, 2017 and 2016, respectively, that if recognized would impact the Company’s effective tax rate. The reduction for tax positions of prior years reflected in the table above as of December 31, 2017, relates to (a) an item considered to be effectively settled with the IRS, and (b) amended returns filed with the state of Wisconsin. The Company estimates that it is reasonably possible the liability for unrecognized tax benefits could decrease up to $23,000 within the next 12 months.

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$548	$332
Accrued liabilities	1,981	1,275
Tax credits	3,115	1,397
Stock based compensation	841	1,171
Deferred revenue	1,467	1,818
Depreciation	617	1,119
Basis difference on investments	327	316
Net operating loss carryforwards	1,015	743

Total deferred tax assets	9,911	8,171
Less: Valuation allowance	(1,110)	(654)

Deferred tax assets, net of valuation allowance	8,801	7,517
Deferred tax liabilities:
Deductible goodwill	2,917	3,267
Nondeductible intangible assets	1,330	2,523
Prepaid assets	1,881	1,894
Capitalized software development	4,599	5,801

Total deferred tax liabilities	10,727	13,485

Net deferred tax liabilities	$(1,926)	$(5,968)

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK BASED COMPENSATION

Stock Incentive Plans

The Company’s 2016 Omnibus Incentive Plan (“2016 Plan”), 2010 Stock Incentive Plan (“2010 Plan”), and 2000 Stock Incentive Plan (“2000 Plan”; collectively, the 2016 Plan, the 2010 Plan, and the 2000 Plan, referred to as the “Plan”) authorize the grant of options, restricted share units (“RSUs”), or other forms of stock based compensation to employees, officers, directors, and others, and such grants must be approved by the Compensation Committee of the Board of Directors. Options granted under the Plan have terms of no more than ten years, with certain restrictions. The Plan allows the Compensation Committee of the Board of Directors to determine the vesting period and parameters of each grant. The vesting period of the options and RSUs granted has historically ranged from immediate vesting to annual vesting up to four years, generally beginning one year after the grant date. As of December 31, 2017, approximately 1.3 million shares of unissued common stock remained reserved for future stock incentive grants under the 2016 Plan. The Company issues new shares of common stock when options are exercised or when RSUs become vested.

Stock Option Activity

A summary of activity and various other information relative to stock options for the year ended December 31, 2017 is presented in the tables below (in thousands, except exercise price).

		Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at beginning of period	476	$6.74
Granted	-	-
Exercised	(100)	4.13
Expired	-	-
Forfeited	-	-

Outstanding at end of period	376	$7.44	$5,912

Exercisable at end of period	376	$7.44	$5,912

The aggregate intrinsic value for stock options in the table above represents the total difference between the Company’s closing stock price on December 29, 2017 (the last trading day of the year) of $23.16 per share and the option exercise price, multiplied by the number of in-the-money options as of December 31, 2017. The weighted average remaining contractual term of options outstanding at December 31, 2017 was 0.9 years. Options exercisable at December 31, 2017 have a weighted average remaining contractual term of 0.9 years.

Other information relative to option activity during the three years ended December 31, 2017 is as follows (in thousands):

	2017	2016	2015
Total grant date fair value of stock options vested	$-	$-	$232

Total intrinsic value of stock options exercised	$1,973	$820	$1,662

Cash proceeds from exercise of stock options	$413	$145	$328

Restricted Share Unit Activity

A summary of activity relative to RSUs for the year ended December 31, 2017 is as follows (in thousands, except weighted average grant date fair value):

		Weighted-
	Number of	Average	Aggregate
	RSU’s	Grant Date Fair Value	Intrinsic Value
Outstanding at beginning of period	253	$23.36
Granted	111	23.43
Vested	(77)	24.21
Forfeited	(28)	23.39

Outstanding at end of period	259	$23.13	$6,002

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK BASED COMPENSATION (continued)

The aggregate fair value of RSUs that vested during the year ended December 31, 2017 and 2016, as of the respective vesting dates, was approximately $1.9 million and $1.5 million, respectively. A portion of RSUs that vested in 2017 and 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld for RSUs during 2017 and 2016 were 17,122 and 15,373, respectively, and were based on the value of the RSUs on their respective settlement dates as determined by the Company’s closing stock price. Total payments related to RSUs for the employees’ tax obligations to taxing authorities were approximately $412,000 in 2017, $316,000 in 2016, and $230,000 in 2015, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Stock Based Compensation

Total stock based compensation expense, which is recorded in our consolidated statements of income, recorded for the years ended December 31, is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenues (excluding depreciation and amortization)	$76	$144	$824
Product development	258	178	569
Sales and marketing	240	239	547
Other general and administrative	1,278	1,407	1,340

Total stock based compensation expense	$1,852	$1,968	$3,280

The Company amortizes the fair value of all stock based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally is the vesting period. As of December 31, 2017, total unrecognized compensation expense related to non-vested stock options and RSUs was approximately $3.4 million, net of estimated forfeitures, with a weighted average expense recognition period remaining of 2.56 years. The Company realized approximately $426,000 of excess tax benefits related to stock based awards during the year ended December 31, 2017, which was reflected in the statement of income as a component of the provision for income taxes.

Stock based compensation cost for RSUs is measured based on the closing fair market value of the Company’s stock on the date of grant. Stock based compensation cost for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method. The Company did not grant any stock options during 2017, 2016, or 2015.

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

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a defined-contribution employee benefit plan (“401(k) Plan”) incorporating provisions of Section 401(k) of the Internal Revenue Code. Employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, subject to IRS limitations. The Company elected to provide eligible employees with matching contributions totaling approximately $909,000, $391,000, and $645,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

13. DEBT

At December 31, 2017 and 2016, the Company had no debt outstanding.

Revolving Credit Facility

The Company entered into a First Amendment to Revolving Credit Agreement (“Revolving Credit Facility”), amending the Revolving Credit Facility, dated as of November 24, 2014 with SunTrust Bank (“SunTrust”), extending the maturity date to November 24, 2018. Under the Revolving Credit Facility, the Company may borrow up to $50.0 million, which includes a $5.0 million swing line sub-facility and a $5.0 million letter of credit sub-facility, as well as an accordion feature that allows the Company to increase the Revolving Credit Facility by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The obligations under the Revolving Credit Facility are guaranteed by each of the Company’s subsidiaries. At the Company’s election, the borrowings under the Revolving Credit Facility bear interest at either (1) a rate per annum equal to the highest of SunTrust’s prime rate or 0.5% in excess of the Federal Funds Rate or 1.0% in excess of one-month LIBOR (the “Base Rate”), plus an applicable margin, or (2) the one, two, three, or six-month per annum LIBOR for deposits in the applicable currency (the “Eurocurrency Rate”), as selected by the Company, plus an applicable margin. The applicable margin for Eurocurrency Rate loans depends on the Company’s funded debt leverage ratio and varies from 1.50% to 2.00%. The applicable margin for Base Rate loans depends on the Company’s funded debt leverage ratio and varies from 0.50% to 1.50%. Commitment fees and letter of credit fees are also payable under the Revolving Credit Facility. Principal is payable in full at maturity on November 24, 2018, and there are no scheduled principal payments prior to maturity. The Company is required to pay a commitment fee ranging between 20 and 30 basis points per annum of the average daily unused portion of the Revolving Credit Facility, depending on the Company’s funded debt leverage ratio.

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

As of December 31, 2017, the Company was in material compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of December 31, 2017 and there were no borrowings under the Revolving Credit Facility during the year ended December 31, 2017.

14. LEASES

The Company has non-cancellable operating leases primarily for office space and hosting facilities. Some lease agreements contain provisions for escalating rent payments over the initial terms of the lease. The Company accounts for these leases by recognizing rent expense on a straight-line basis and adjusting the deferred rent expense liability for the difference between the straight-line rent expense and the amount of rent paid. The terms of the lease agreements generally provide the Company the option to renew. Total rent expense under all operating leases was approximately $7.6 million, $5.6 million, and $4.3 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LEASES (continued)

Future rental payment commitments at December 31, 2017 under non-cancelable operating leases, with initial terms of one year or more, are as follows (in thousands):

2018	$4,720
2019	3,495
2020	3,920
2021	3,750
2022	3,744
Thereafter	20,361

Total minimum lease payments	$39,990

The Company subleases certain of its office space included above under non-cancellable leases and is due to receive future minimum rental payments of approximately $148,000 for the year ended December 31, 2018.

15. COLLABORATIVE ARRANGEMENT

The Company participates in a collaborative arrangement, SimVenturesTM, with Laerdal Medical A/S (“Laerdal Medical”), which is ending effective March 1, 2018. The Company receives 50 percent of the profits or losses generated from this collaborative arrangement. The parties did not form a separate legal entity as part of the collaborative arrangement; therefore, the Company accounts for SimVentures as a collaborative arrangement in accordance with applicable accounting guidance. For the year ended December 31, 2017, the Company recorded approximately $2.2 million of revenues and $1.2 million of expenses related to the collaborative arrangement. For the year ended December 31, 2016, the Company recorded approximately $2.7 million of revenues and $1.4 million of expenses related to the collaborative arrangement. For the year ended December 31, 2015, the Company recorded approximately $2.2 million of revenues and $1.8 million of expenses related to the collaborative arrangement.

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

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

18. SUBSEQUENT EVENTS

On February 12, 2018, the Company divested its Patient Experience (“PX”) business to Press Ganey Associates (“Press Ganey”) for $65.5 million in cash (subject to adjustment based on the working capital of the PX business at closing), of which $6.5 million will be held in escrow for a period of time following the sale as a source of recovery for indemnification claims by Press Ganey. The sale of the PX business was effected by (i) the contribution by the Company of specified assets and certain liabilities used in the PX business to a newly-formed wholly-owned subsidiary of the Company, and (ii) immediately thereafter, the sale by the Company to Press Ganey of all of the outstanding equity interests such wholly-owned subsidiary. In connection with such contribution, the Company retained certain liabilities related to the PX business.

HealthStream anticipates recording a pre-tax book gain in the first quarter of 2018 on the sale of its PX business between $34.0 million to $38.0 million. This sale of the PX business resulted in the Company’s complete divestiture of the Company’s patient experience solutions business segment. With the proceeds from this transaction, the Board of Directors declared a $1.00 per common share special cash dividend payable on April 3, 2018 to shareholders of record on March 6, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2017. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to directors of the Company and corporate governance is incorporated by reference from the information to be contained in our proxy statement for the 2018 Annual Meeting of Shareholders (2018 Proxy Statement) that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation

Incorporated by reference from the information to be contained in the Company’s 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information to be contained in the Company’s 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information to be contained in the Company’s 2018 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information to be contained in the Company’s 2018 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits

Number	Description
2.1 (1)	Membership Interest Purchase Agreement, dated as of February 12, 2015, between HealthStream, Inc., Littrell Holdings, Inc., HealthLine Systems, Inc., the Shareholders of HealthLine Systems, Inc., and Dan Littrell in his individual capacity and as the Shareholders Representative.
2.2 (2)	Stock Purchase Agreement, by and between Echo, Inc. and Morrisey Holdings, Inc., dated August 8, 2016.
2.3 (16)	Membership Interest Purchase Agreement, by and between HealthStream, Inc. and Press Ganey Associates, Inc., dated February 12, 2018.
3.1*	Form of Fourth Amended and Restated Charter of HealthStream, Inc.
3.2(8)*	Form of Second Amended and Restated Bylaws of HealthStream, Inc.
4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.
4.2*	Reference is made to Exhibits 3.1 and 3.2.
10.1^*	2000 Stock Incentive Plan, effective as of April 10, 2000
10.2^ (6)	2010 Stock Incentive Plan, effective as of May 27, 2010
10.3^*	Form of Indemnification Agreement
10.4^ (3)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.
10.5^ (4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Employees) under 2010 Stock Incentive Plan
10.6^ (4)	Form of HealthStream, Inc. Incentive Stock Option Agreement (Employees) under 2010 Stock Incentive Plan
10.7^ (4)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement (Directors) under 2010 Stock Incentive Plan
10.8^ (5)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers) under 2010 Stock Incentive Plan
10.9^ (5)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director) under 2010 Stock Incentive Plan
10.10 (7)	Revolving Credit Agreement, dated November 24, 2014, by and among HealthStream, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent, issuing bank, and swingline lender
10.11^	Summary of Director and Executive Officer Compensation
10.12^ (9)	HealthStream, Inc. 2015 Cash Incentive Bonus Plan
10.13 (9)	Contribution Agreement, dated as of June 30, 2015, between HealthStream, Inc. and Robert A. Frist, Jr.
10.14^ (10)	Letter Agreement, dated as of September 24, 2015, between HealthStream, Inc. and Michael Sousa.
10.15^ (10)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2010 Stock Incentive Plan between HealthStream, Inc. and Michael Sousa.
10.16^ (10)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Cumulative) under 2010 Stock Incentive Plan between HealthStream, Inc. and Michael Sousa.
10.17^ (10)	2015 Provider Solutions Cash Incentive Bonus Plan.
10.18^ (11)	2016 Omnibus Incentive Plan.
10.19^ (12)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Cumulative) under 2016 Omnibus Plan between HealthStream, Inc. and Michael Sousa.
10.20^ (13)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers) under 2016 Omnibus Incentive Plan.
10.21^ (13)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director) under 2016 Omnibus Incentive Plan.
10.22 (14)	Lease Agreement, dated April 3, 2017, by and between HealthStream, Inc. and Capitol View Joint Venture.
10.23 (15)	First Amendment to Revolving Credit Agreement, dated November 13, 2017, by and between HealthStream, Inc. and SunTrust Bank.
21.1	Subsidiaries of HealthStream, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	XBRL Instance Document
101.1 SCH	XBRL Taxonomy Extension Schema
101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	XBRL Taxonomy Extension Label Linkbase
101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
^	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 13, 2015.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated August 8, 2016.
(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(4)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated June 1, 2010.
(5)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012 filed with the SEC on April 30, 2012.
(6)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.
(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 25, 2014.
(8)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 23, 2015.
(9)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2015, filed with the SEC on July 31, 2015.
(10)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2015, filed with the SEC on October 30, 2015.
(11)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 26, 2016.
(12)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the fiscal year ended December 31, 2016, filed with the SEC on February 27, 2017.
(13)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2017, filed with the SEC on May 1, 2017.
(14)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2017, filed with the SEC on July 31, 2017.
(15)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 14, 2017.
(16)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 12, 2018.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February, 2018.

HEALTHSTREAM, INC.

By: /s/ ROBERT A. FRIST, JR.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ ROBERT A. FRIST, JR.	President, Chief Executive Officer and	February 26, 2018
Robert A. Frist, Jr.	Chairman (Principal Executive Officer)

/s/ GERARD M. HAYDEN, JR.	Chief Financial Officer and Senior Vice President	February 26, 2018
Gerard M. Hayden, Jr.	(Principal Financial and Accounting Officer)

/s/ THOMPSON DENT	Director	February 26, 2018
Thompson Dent

/s/ FRANK GORDON	Director	February 26, 2018
Frank Gordon

/s/ C. MARTIN HARRIS	Director	February 26, 2018
C. Martin Harris

/s/ JEFFREY L. MCLAREN	Director	February 26, 2018
Jeffrey L. McLaren

/s/ DALE POLLEY	Director	February 26, 2018
Dale Polley

/s/ LINDA REBROVICK	Director	February 26, 2018
Linda Rebrovick

/s/ MICHAEL SHMERLING	Director	February 26, 2018
Michael Shmerling

/s/ WILLIAM STEAD	Director	February 26, 2018
William Stead

/s/ DEBORAH TAYLOR TATE	Director	February 26, 2018
Deborah Taylor Tate