Form 10-Q
period 2018-03-31
HEALTHSTREAM INC
filed 2018-05-07
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 3, 2018, there were 32,302,581 shares of the registrant’s common stock outstanding.

Index to Form 10-Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$156,028	$84,768
Marketable securities	39,346	46,350
Accounts receivable, net of allowance for doubtful accounts of $2,281 and $1,979 at March 31, 2018 and December 31, 2017, respectively	36,503	36,691
Accounts receivable—unbilled	2,958	1,327
Prepaid royalties, net of amortization	17,702	16,137
Other prepaid expenses and other current assets	5,962	8,330
Current assets of discontinued operations	—	6,125

Total current assets	258,499	199,728
Property and equipment, net of accumulated depreciation of $25,816 and $24,392 at March 31, 2018 and December 31, 2017, respectively	8,297	8,092
Capitalized software development, net of accumulated amortization of $39,533 and $37,174 at March 31, 2018 and December 31, 2017, respectively	16,130	16,014
Goodwill	86,144	86,144
Customer-related intangibles, net of accumulated amortization of $18,586 and $17,033 at March 31, 2018 and December 31, 2017, respectively	58,128	59,681
Other intangible assets, net of accumulated amortization of $8,443 and $7,708 at March 31, 2018 and December 31, 2017, respectively	8,082	8,816
Deferred tax assets	—	45
Deferred commissions	12,378	—
Non-marketable equity investments	3,779	3,772
Other assets	5,746	754
Long-term assets of discontinued operations	—	28,073

Total assets	$457,183	$411,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$24,519	$16,507
Accrued dividends	32,518	—
Accrued royalties	13,356	12,849
Deferred revenue	69,238	64,938
Current liabilities of discontinued operations	—	6,772

Total current liabilities	139,631	101,066
Deferred tax liabilities	4,833	—
Deferred revenue, noncurrent	3,005	6,287
Other long term liabilities	670	1,048
Long-term liabilities of discontinued operations	—	2,548
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 32,302 and 31,908 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	285,065	282,666
Retained earnings	24,002	17,542
Accumulated other comprehensive loss	(23)	(38)

Total shareholders’ equity	309,044	300,170

Total liabilities and shareholders’ equity	$457,183	$411,119

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenues, net	$54,858	$51,967
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	22,248	21,152
Product development	6,001	5,775
Sales and marketing	9,064	9,556
Other general and administrative expenses	7,742	7,217
Depreciation and amortization	6,073	5,902

Total operating costs and expenses	51,128	49,602
Operating income	3,730	2,365
Other income, net	313	130

Income from continuing operations before income tax provision	4,043	2,495
Income tax provision	414	786

Income from continuing operations	3,629	1,709
Discontinued operations (Note 8)
Loss from discontinued operations before income tax provision	(64)	(532)
Gain on sale of discontinued operations	30,991	—
Income tax provision	10,710	(108)

Income (loss) from discontinued operations	20,217	(424)

Net income	$23,846	$1,285

Earnings (loss) per share—basic:
Continuing operations	$0.11	$0.05
Discontinued operations	$0.63	$(0.01)

Earnings per share—basic	$0.74	$0.04

Earnings (loss) per share—diluted:
Continuing operations	$0.11	$0.05
Discontinued operations	$0.63	$(0.01)

Earnings per share—diluted	$0.74	$0.04

Weighted average shares of common stock outstanding:
Basic	32,097	31,774

Diluted	32,132	32,104

Dividends declared per share	$1.00	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$23,846	$1,285
Other comprehensive income, net of taxes:
Unrealized gain on marketable securities	15	2

Total other comprehensive income	15	2

Comprehensive income	$23,861	$1,287

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2018

(In thousands)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2017	31,908	$282,666	$17,542	$(38)	$300,170
Cumulative effect of accounting change	—	—	15,132	—	15,132
Net income	—	—	23,846	—	23,846
Comprehensive income	—	—	—	15	15
Dividends declared on common stock ($1.00 per share)	—	—	(32,518)	—	(32,518)
Stock based compensation	—	328	—	—	328
Common stock issued under stock plans, net of shares withheld for employee taxes	394	2,071	—	—	2,071

Balance at March 31, 2018	32,302	$285,065	$24,002	$(23)	$309,044

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$23,846	$1,285
(Income) loss from discontinued operations	(20,217)	424
Adjustments:
Depreciation and amortization	6,073	5,902
Stock based compensation expense	419	404
Provision for doubtful accounts	390	200
Deferred income taxes	608	526
(Gain) loss on non-marketable equity investments	(7)	5
Other	30	148
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(1,864)	4,558
Prepaid royalties	(2,467)	(431)
Other prepaid expenses and other current assets	(530)	589
Other assets	421	(94)
Accounts payable and accrued expenses	(6,074)	(976)
Accrued royalties	506	(1,024)
Deferred revenue	8,417	3,541

Net cash provided by continuing operating activities	9,551	15,057
Net cash (used in) provided by discontinued operating activities	(1,002)	1,470

Net cash provided by operating activities	8,549	16,527

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	58,203	—
Proceeds from maturities of marketable securities	19,600	19,340
Purchases of marketable securities	(12,612)	(28,211)
Payments associated with capitalized software development	(2,541)	(2,420)
Purchases of property and equipment	(1,858)	(931)

Net cash provided by (used in) continuing investing activities	60,792	(12,222)
Net cash used in discontinued investing activities	(115)	(637)

Net cash provided by (used in) investing activities	60,677	(12,859)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,368	99
Taxes paid related to net settlement of equity awards	(297)	(367)
Payment of earn-outs related to acquisitions	(37)	—

Net cash provided by (used in) continuing financing activities	2,034	(268)
Net cash provided by (used in) discontinued financing activities	—	—

Net cash provided by (used in) financing activities	2,034	(268)

Net increase in cash and cash equivalents	71,260	3,400
Cash and cash equivalents at beginning of period	84,768	49,634

Cash and cash equivalents at end of period	$156,028	$53,034

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

On February 12, 2018, the Company divested its Patient Experience (“PX”) business to Press Ganey Associates, Inc. (“Press Ganey”). This sale of the PX business resulted in the Company’s divestiture of the Company’s patient experience solutions business segment. The Company has classified the results of its PX segment as discontinued operations in its condensed consolidated statements of income and cash flows for all periods presented. Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in the Company’s condensed consolidated balance sheet as of December 31, 2017. See Note 8 for additional information.

The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date and adjusted for discontinued operations as noted above but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2017 (included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2018).

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”). This guidance supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”), and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires deferral of incremental costs of obtaining a contract with a customer. Collectively, Topic 606 and Subtopic 340-40 are referred to as the “new standard.”

The Company adopted the new standard effective January 1, 2018 utilizing the modified retrospective approach. Adoption of the new standard resulted in changes to the Company’s accounting policies for revenue recognition, trade and other receivables, and deferred commissions. See Note 3 for additional information regarding Topic 606 and its impact on the Company’s balance sheet and statement of income.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Sub Topic 825-10), which addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The guidance, among other things, requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company adopted ASU 2016-01 effective January 1, 2018 on a prospective basis.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which requires lessees to recognize assets and liabilities for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee is not expected to significantly change under such guidance. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018. The Company will adopt this ASU on January 1, 2019 and is currently evaluating the impact that adoption of this ASU will have on the Company’s consolidated financial position and results of operations.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. REVENUE RECOGNITION AND SALES COMMISSIONS

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted the new standard using the modified retrospective approach applied to those contracts which were not completed as of January 1, 2018. As such, results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts continue to be reported in accordance with Topic 605.

The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet in connection with the adoption of Topic 606 was as follows (in thousands):

Balance Sheet	Balance at December 31, 2017	ASC 606 Adjustments	Balance at January 1, 2018

Assets
Unbilled receivables	$1,327	$31	$1,358
Prepaid royalties, net	16,137	(902)	15,235
Other prepaid expenses and other current assets	8,330	(2,900)	5,430
Current assets of discontinued operations	6,125	(274)	5,851
Deferred commissions	—	12,552	12,552
Deferred tax assets	45	(45)	—
Non-current assets of discontinued operations	28,073	3,166	31,239

Liabilities
Deferred revenue, current	64,938	(4,488)	60,450
Current liabilities of discontinued operations	6,772	(1,374)	5,398
Deferred tax liabilities	—	5,205	5,205
Deferred revenue, noncurrent	6,287	(2,848)	3,439

Shareholders’ equity
Retained earnings	17,542	15,132	32,674

The impact of the adoption of Topic 606 on the Company’s condensed consolidated balance sheet as of March 31, 2018 and statement of income for the three months ended March 31, 2018 was as follows (in thousands):

	March 31, 2018
Balance Sheet	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)

Assets
Unbilled receivables	$2,958	$2,831	$127
Prepaid royalties, net	17,702	18,671	(969)
Other prepaid expenses and other current assets	5,962	7,220	(1,258)
Deferred commissions	12,378	—	12,378

Liabilities
Deferred revenue, current	69,238	73,726	(4,488)
Deferred revenue, noncurrent	3,005	5,845	(2,840)

Shareholders’ equity
Retained earnings	24,002	22,965	1,0 37

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. REVENUE RECOGNITION AND SALES COMMISSIONS (continued)

	For the period ended March 31, 2018
Income Statement	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenue, net	$54,858	$54,866	$(8)
Costs and expenses
Cost of revenues (excluding depreciation and amortization)	22,248	22,181	67
Sales and marketing	9,064	10,541	(1,477)
Operating income	3,730	2,328	1,402
Income from continuing operations before income tax provision	4,043	2,641	1,402
Income tax provision	414	49	365
Income from continuing operations	3,629	2,592	1,037
Net income	23,846	22,809	1,037

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services.

Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents our revenues included in continuing operations from contracts with customers disaggregated by revenue source for the three months ended March 31, 2018 (in thousands). Sales taxes are excluded from revenues.

Segments	Workforce Solutions	Provider Solutions	Consolidated
Subscription/SaaS services	$43,702	$9,032	$52,734
Professional services	1,245	879	2,124

Total revenues	$44,947	$9,911	$54,858

Subscription/SaaS services revenues primarily consist of fees that provide customers access to one or more of our SaaS-based platforms and/or courseware subscriptions, with routine customer support. Revenue is generally recognized over time over the contract term beginning on the date that the service is made available to the customer. Subscription/SaaS contracts are generally one to five years in length, billed annually, semi-annually, quarterly, or monthly in advance, and are non-cancelable.

Professional services revenues primarily consist of fees for implementation services, custom courseware development, as well as training. The majority of our professional services contracts are billed in advance based on a fixed price basis, and revenue is recognized over time as the services are performed. For both subscription/SaaS services and professional services, the time between billing the customer and when performance obligations are satisfied is not significant.

Our contracts with customers often contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The contract price, which represents transaction price, is allocated to the separate performance obligations on a relative standalone selling price basis. We generally determine standalone selling prices based on the standard price list price for each product, taking into consideration certain factors, including contract length and the number of subscribers within the contract.

We receive payments from customers based on billing schedules established in our contracts. Accounts receivable—unbilled represent contract assets related to our conditional right to consideration for subscription/SaaS and professional services contracts where performance has occurred under the contract. Accounts receivable are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, when the right to consideration becomes unconditional.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. REVENUE RECOGNITION AND SALES COMMISSIONS (continued)

Other receivables, which are included within Accounts Receivable, include receivables from certain content partners and are not material. For the three months ended March 31, 2018 and 2017, the Company recognized $390,000 and $200,000 in impairment losses on receivables and contract assets arising from the Company’s contracts with customers.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three months ended March 31, 2018, we recognized approximately $29.2 million of revenue from amounts included in deferred revenues at the beginning of the period. As of March 31, 2018, approximately $355 million of revenue is expected to be recognized from remaining performance obligations under contract with customers. We expect to recognize revenue on approximately 45% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company’s sales commission plans include multiple payments, including initial payments in the period a customer contract is obtained and subsequent payments either 15 or 27 months after the initial payment. Under Topic 606, costs to acquire contracts with customers, such as the initial sales commission payment, is capitalized and amortized consistent with the pattern of revenue recognition, whereas subsequent sales commission payments which require a substantive performance condition of the employee are expensed ratably through the payment date. In contrast, under Topic 605, initial sales commission payments were expensed. Under Topic 606, the initial commission payments are capitalized in the period a customer contract is obtained and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. The capitalized contract cost is included in Deferred commissions in the accompanying condensed consolidated balance sheet. The expected period of benefit is the contract term, except when the commission payment is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions will be amortized over the greater of contract term or technological obsolescence period, which has been determined to be three years. The Company recorded amortization of deferred commissions of approximately $1.8 million for the three months ended March 31, 2018, which is included in Sales and marketing expenses in the accompanying condensed consolidated statements of operations.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During the three months ended March 31, 2018 and 2017, the Company recorded a provision for income taxes from continuing operations of approximately $414,000 and $786,000, respectively. The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 10.2% and 31.5%, respectively. During the three months ended March 31, 2018 and 2017, the Company recorded excess tax benefits primarily from stock option exercises of approximately $636,000 and $57,000, respectively, as a component of the provision for income taxes. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences.

5. STOCKHOLDERS’ EQUITY

Dividends on Common Stock

On February 12, 2018, the Company’s Board of Directors declared a $1.00 per common share special cash dividend which was paid on April 3, 2018 to shareholders of record on March 6, 2018. The dividend payment is included in Accrued dividends in the condensed consolidated balance sheet as of March 31, 2018.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. STOCKHOLDERS’ EQUITY (continued)

Stock Based Compensation

The Company has stock awards outstanding under two stock incentive plans: the Company’s 2016 Omnibus Incentive Plan and 2010 Stock Incentive Plan. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share based payments, including stock options and restricted share units (“RSUs”). During the three months ended March 31, 2018, the Company issued 83,168 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $24.70 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the three months ended March 31, 2017, the Company issued 86,727 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $23.54 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recorded for the three months ended March 31, 2018 and 2017, which is recorded within continuing operations in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues (excluding depreciation and amortization)	$8	$14
Product development	74	64
Sales and marketing	31	62
Other general and administrative	306	264

Total stock based compensation expense	$419	$404

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 159,000 and 143,000 for the three months ended March 31, 2018 and 2017, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Income from continuing operations	$3,629	$1,709
Income (loss) from discontinued operations, net of income taxes	20,217	(424)

Net income	$23,846	$1,285

Denominator:
Weighted-average shares outstanding	32,097	31,774
Effect of dilutive shares	35	330

Weighted-average diluted shares	32,132	32,104

Earnings (loss) per share – basic:
Continuing operations	$0.11	$0.05
Discontinued operations	$0.63	$(0.01)

Earnings per share—basic	$0.74	$0.04

Earnings (loss) per share – diluted:
Continuing operations	$0.11	$0.05
Discontinued operations	$0.63	$(0.01)

Earnings per share—diluted	$0.74	$0.04

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. MARKETABLE SECURITIES

At March 31, 2018 and December 31, 2017, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	March 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$34,384	$5	$(29)	$34,360
Government-sponsored enterprise debt securities	4,985	2	(1)	4,986

Total	$39,369	$7	$(30)	$39,346

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$41,900	$1	$(39)	$41,862
Government-sponsored enterprise debt securities	4,488	1	(1)	4,488

Total	$46,388	$2	$(40)	$46,350

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of March 31, 2018, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the three months ended March 31, 2018 and 2017, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as current assets on the balance sheet because the underlying securities mature within one year from the balance sheet date.

8. DISCONTINUED OPERATIONS

Patient Experience

On February 12, 2018, the Company divested its PX business to Press Ganey for $65.5 million in cash (subject to adjustment based on the working capital of the PX business at closing), of which $6.55 million will be held in escrow for a period of time following the closing as a source of recovery for indemnification claims by Press Ganey. The sale of the PX business was effected (i) by the contribution by the Company of specified assets and certain liabilities used in the PX business to a newly-formed wholly-owned subsidiary of the Company, and (ii) immediately thereafter, the sale by the Company to Press Ganey of all the outstanding equity interests of such wholly-owned subsidiary. In connection with such contribution, the Company retained certain liabilities related to the PX business.

This sale of the PX business resulted in the Company’s divestiture of the Company’s patient experience solutions business segment. The Company has classified the results of its patient experience solutions business segment as discontinued operations in its condensed consolidated statements of income and cash flows for all periods presented. Additionally, the related assets and liabilities have been reported as assets and liabilities of discontinued operations in the Company’s condensed consolidated balance sheet as of December 31, 2017.

The financial results of the PX business for the period prior to divestiture during the three months ended March 31, 2018, and during the three months ended March 31, 2017, are presented in discontinued operations in the Company’s condensed consolidated statement of income. The following table presents financial results of the PX business (in thousands):

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. DISCONTINUED OPERATIONS (continued)

	Three Months Ended
	March 31,
	2018	2017
Revenues, net	$3,342	$7,902
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	1,982	5,124
Product development	554	824
Sales and marketing	460	1,278
Other general and administrative expenses	229	722
Depreciation and amortization	181	486

Total operating costs and expenses	3,406	8,434

Loss from operations of discontinued operations	(64)	(532)
Other income, net	—	—

Loss from discontinued operations before income tax provision	(64)	(532)
Income tax provision (benefit)	—	(108)

Loss from discontinued operations, net of income taxes	$(64)	$(424)

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations as of December 31, 2017 (in thousands):

Carrying amounts of assets included as part of discontinued operations:
Accounts receivable, net	$4,158
Accounts receivable – unbilled	1,275
Prepaid royalties, net of amortization	37
Other prepaid expenses and other current assets	655

Current assets of discontinued operations	6,125

Property and equipment, net	901
Capitalized software development, net	2,683
Goodwill	24,154
Customer-related intangibles, net	276
Other intangible assets, net	42
Other assets	17

Long-term assets of discontinued operations	28,073

Total assets of discontinued operations in the condensed consolidated balance sheet	$34,198

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable and accrued expenses	$2,728
Accrued royalties	27
Deferred revenue	4,017

Current liabilities of discontinued operations	6,772

Deferred tax liabilities	1,971
Deferred revenue, noncurrent	15
Other long term liabilities	562

Long-term liabilities of discontinued operations	2,548

Total liabilities of discontinued operations in the condensed consolidated balance sheet	$9,320

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. BUSINESS SEGMENTS

The Company provides services to healthcare organizations and other members within the healthcare industry. The Company’s services are focused on the delivery of workforce development products and services (HealthStream Workforce Solutions) and provider credentialing, privileging, and enrollment products and services (HealthStream Provider Solutions).

As noted above, the sale of the PX business on February 12, 2018 resulted in the Company’s divestiture of the Company’s Patient Experience Solutions segment. During the first quarter of 2018, the Company classified the results of its Patient Experience segment as discontinued operations in its condensed consolidated statements of income and cash flows for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are shown separately in the Company’s condensed consolidated balance sheet as of December 31, 2017. See Note 8 for additional information.

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information for the three months ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017 (in thousands).

	Three Months Ended March 31,
	2018	2017
Revenues, net:
Workforce Solutions	$44,947	$43,701
Provider Solutions	9,911	8,266

Total revenues, net	$54,858	$51,967

	Three Months Ended March 31,
	2018	2017
Operating income from continuing operations:
Workforce Solutions	$9,235	$8,745
Provider Solutions	514	(601)
Unallocated	(6,019)	(5,779)

Total operating income from continuing operations	$3,730	$2,365

	March 31, 2018	December 31, 2017
Segment assets *
Workforce Solutions	$99,921	$90,055
Provider Solutions	151,318	150,797
Discontinued operations	—	34,198
Unallocated	205,944	136,069

Total assets	$457,183	$411,119

*	Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. DEBT

Revolving Credit Facility

The Company entered into a First Amendment to Revolving Credit Agreement dated as of November 13, 2017, amending the Company’s Revolving Credit Facility, dated as of November 24, 2014 (“Revolving Credit Facility”) with SunTrust Bank (“SunTrust”), which amendment extended the maturity date under the Revolving Credit Facility to November 24, 2018. Under the Revolving Credit Facility, the Company may borrow up to $50.0 million, which includes a $5.0 million swing line subfacility and a $5.0 million letter of credit subfacility, as well as an accordion feature that allows the Company to increase the Revolving Credit Facility by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The obligations under the Revolving Credit Facility are guaranteed by each of the Company’s subsidiaries. At the Company’s election, the borrowings under the Revolving Credit Facility bear interest at either (1) a rate per annum equal to the highest of SunTrust’s prime rate or 0.5% in excess of the Federal Funds Rate or 1.0% in excess of one-month LIBOR (the “Base Rate”), plus an applicable margin, or (2) the one, two, three, or six month per annum LIBOR for deposits in the applicable currency (the “Eurocurrency Rate”), as selected by the Company, plus an applicable margin. The applicable margin for Eurocurrency Rate loans depends on the Company’s funded debt leverage ratio and varies from 1.50% to 2.00%. The applicable margin for Base Rate loans depends on the Company’s funded debt leverage ratio and varies from 0.50% to 1.50%. Commitment fees and letter of credit fees are also payable under the Revolving Credit Facility. Principal is payable in full at maturity on November 24, 2018, and there are no scheduled principal payments prior to maturity. The Company is required to pay a commitment fee ranging between 20 and 30 basis points per annum of the average daily unused portion of the Revolving Credit Facility, depending on the Company’s funded debt leverage ratio.

The purpose of the Revolving Credit Facility is for general working capital needs, permitted acquisitions (as defined in the Revolving Credit Facility), and for stock repurchase and/or redemption transactions that the Company may authorize.

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

As of March 31, 2018, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three months ended March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2018 (the “2017 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “ projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption Part I, Item 1A. Risk Factors in our 2017 Form 10-K and the information regarding forward-looking statements and other disclosures in our 2017 Form 10-K, earnings releases and other filings with the SEC from time to time, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we currently expect.

Overview

HealthStream provides workforce and provider solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care, which, in turn, supports the improvement of business and clinical outcomes. Our workforce products are used by healthcare organizations to meet a broad range of their training, certification, competency assessment, performance appraisal, and development needs. Our provider products are used by healthcare organizations for provider credentialing, privileging, call center, and enrollment needs. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry.

On February 12, 2018, the Company divested its Patient Experience (“PX”) business to Press Ganey Associates, Inc. (“Press Ganey”) for $65.5 million in cash (subject to adjustment based on the working capital of the PX business at closing), resulting in a gain, net of tax, of $20.3 million. This sale of the PX business resulted in the Company’s divestiture of the Company’s patient experience solutions business segment. With the proceeds of this sale, our Board of Directors declared a $1.00 per common share special cash dividend, which was paid on April 3, 2018 to shareholders of record on March 6, 2018. For additional information regarding the disposition of the PX business, including certain pro forma financial information reflecting the disposition of the PX business, see our Current Report on Form 8-K filed on February 12, 2018.

Key financial indicators of operations for the first quarter of 2018 are set forth in the bullets below. These indicators (i) reflect results from continuing operations (i.e., 2017 and 2018 results do not include the gain on the sale of the PX business and the results of operations of such business prior to this sale), and (ii) 2018 results are presented in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), whereas results for 2017 are presented in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”).

•	Revenues of $54.9 million in the first quarter of 2018, up 6% from $52.0 million in the first quarter of 2017; with $8,000 negative impact in the first quarter of 2018 from the application of ASC 606

•	Operating income of $3.7 million in the first quarter of 2018, up 58% from $2.4 million in the first quarter of 2017; with $1.4 million positive impact in the first quarter of 2018 from the application of ASC 606

•	Income from continuing operations of $3.6 million in the first quarter of 2018, up from $1.7 million in the first quarter of 2017; with $1.0 million positive impact in the first quarter of 2018 from the application of ASC 606

•	Earnings per share (EPS) from continuing operations of $0.11 per share (diluted) in the first quarter of 2018, compared to EPS from continuing operations of $0.05 per share (diluted) in the first quarter of 2017

•	Adjusted EBITDA[1] from continuing operations of $10.2 million in the first quarter of 2018, up from $8.7 million in the first quarter of 2017; with $1.4 million positive impact in the first quarter of 2018 from the application of ASC 606

(1)	Adjusted EBITDA and Adjusted EBITDA from continuing operations are non-GAAP financial measures. A reconciliation of Adjusted EBITDA to net income and a reconciliation of Adjusted EBITDA from continuing operations to net income from continuing operations, and disclosure regarding why we believe that these non-GAAP financial measures provide useful information to investors, is included later in this report.

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

The accounting policies and estimates that we believe are the most critical in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition and sales commissions

•	Accounting for income taxes

•	Software development costs

•	Goodwill, intangibles, and other long-lived assets

•	Allowance for doubtful accounts

•	Stock based compensation

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our 2017 Form 10-K, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2017 Form 10-K except as disclosed in the Notes to the Condensed Consolidated Financial Statements herein. Note 2 in the Notes to Condensed Consolidated Financial Statements summarizes new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) that has been recently adopted by the Company, or not yet adopted by the Company, and our evaluation of such accounting guidance and the anticipated impact of such guidance (if known) on the Company. Note 3 summarizes our critical accounting polices related to the new revenue recognition accounting standard and its impact on our financial results as reflected in our balance sheet and statement of income.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues, net. Revenues increased approximately $2.9 million, or 6%, to $54.9 million for the three months ended March 31, 2018 from $52.0 million for the three months ended March 31, 2017. The adoption of the new revenue standard had a negative impact on revenues of approximately $8,000 for the first quarter of 2018. In addition, revenue was adversely impacted by deferred revenue write-downs of $45,000 during the first quarter of 2018 compared to deferred revenue write-downs of $844,000 during the first quarter of 2017. See “Reconciliation of Non-GAAP Financial Measures” below for additional information.

A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	Percentage Change
Revenues by Business Segment:
Workforce Solutions	$44,947	$43,701	3%
Provider Solutions	9,911	8,266	20%

Total revenues, net	$54,858	$51,967	6%

% of Revenues
Workforce Solutions	82%	84%
Provider Solutions	18%	16%

Revenues for HealthStream Workforce Solutions, which are primarily subscription-based, increased approximately $1.2 million, or 3%, to $44.9 million for the three months ended March 31, 2018 from $43.7 million for the three months ended March 31, 2017. Revenues in 2018 were positively influenced by growth in courseware subscriptions and our enterprise applications, but were partially offset by an expected decline in ICD-10 readiness revenues of $554,000. Our implemented subscriber base increased by 6% over the prior year first quarter to 4.74 million implemented subscribers at March 31, 2018 compared to 4.47 million implemented subscribers at March 31, 2017. Additionally, we had a 5% increase in total subscribers over the prior year first quarter, with 4.81 million total subscribers at March 31, 2018 compared to 4.57 million total subscribers at March 31, 2017.

Revenues for HealthStream Provider Solutions increased approximately $1.6 million, or 20%, to $9.9 million for the three months ended March 31, 2018 from $8.3 million for the three months ended March 31, 2017. This increase was driven in part by increased revenues resulting from the business we acquired from Morrisey Associates, Inc. (“MAI”) on August 8, 2016. MAI revenues in the first quarter of 2018 increased 33% to $3.1 million, net of deferred revenue write-downs, compared to $2.3 million, net of deferred revenue write-downs, in the first quarter of 2017. Revenues from other Provider Solutions products increased $873,000, or 15%, over the first quarter of 2017 due to growth from acquiring new customers and selling new products.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $1.0 million, or 5%, to $22.2 million for the three months ended March 31, 2018 from $21.2 million for the three months ended March 31, 2017. Cost of revenues as a percentage of revenues was 41% for both the three months ended March 31, 2018 and 2017.

Cost of revenues for HealthStream Workforce Solutions increased approximately $561,000 to $19.0 million and approximated 42% of revenues for HealthStream Workforce Solutions for both the three months ended March 31, 2018 and 2017. The increase in amount is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues. Cost of revenues for HealthStream Provider Solutions increased approximately $535,000 to $3.3 million and approximated 33% of HealthStream Provider Solutions revenues for both the three months ended March 31, 2018 and 2017. The increase in amount is primarily associated with hosting costs and increases to personnel over the prior year period.

Product Development. Product development expenses increased approximately $226,000, or 4%, to $6.0 million for the three months ended March 31, 2018 from $5.8 million for the three months ended March 31, 2017. Product development expenses as a percentage of revenues were 11% for both the three months ended March 31, 2018 and 2017.

Product development expenses for HealthStream Workforce Solutions increased approximately $161,000 to $4.8 million and approximated 11% of revenues for HealthStream Workforce Solutions for both the three months ended March 31, 2018 and 2017. The increase in amount is primarily due to higher outsourced labor expenses coupled with increases to personnel over the prior year period. Product development expenses for HealthStream Provider Solutions increased approximately $65,000 to $1.2 million and approximated 12% and 13% of revenues for HealthStream Provider Solutions for the three months ended March 31, 2018 and 2017, respectively. The increase in both amount and as a percentage of revenues is primarily due to increases to personnel over the prior year period.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased approximately $492,000, or 5%, to $9.1 million for the three months ended March 31, 2018 from $9.6 million for the three months ended March 31, 2017. Sales and marketing expenses were 17% and 18% of revenues for the three months ended March 31, 2018 and 2017, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions decreased approximately $337,000 to $7.3 million and approximated 16% and 17% of revenues for HealthStream Workforce Solutions for the three months ended March 31, 2018 and 2017, respectively. The decrease in amount and as a percentage of revenues is primarily due to lower sales commissions and lower marketing spending. The reduction in sales commissions is a result of adopting ASC 606 effective January 1, 2018. Under ASC 606, costs to acquire contracts with customers, such as initial sales commission payments, are capitalized and amortized consistent with the pattern of revenue recognition, whereas under ASC 605 such costs were expensed, resulting in faster expense recognition. Sales and marketing expenses for HealthStream Provider Solutions decreased approximately $192,000 to $1.5 million and approximated 15% and 20% of revenues for HealthStream Provider Solutions for the three months ended March 31, 2018 and 2017, respectively. The decrease in amount and as a percentage of revenues is due to reductions in personnel over the prior year period and reduced sales commissions as a result of adopting ASC 606 as noted above.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $525,000, or 7%, to $7.7 million for the three months ended March 31, 2018 from $7.2 million for the three months ended March 31, 2017. Other general and administrative expenses as a percentage of revenues were 14% of revenues for both the three months ended March 31, 2018 and 2017.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $245,000 to $2.1 million and approximated 5% of HealthStream Workforce Solutions revenues for both the three months ended March 31, 2018 and 2017. The increase in amount is primarily due to higher technology infrastructure expenses and increases in other general expenses. Other general and administrative expenses for HealthStream Provider Solutions decreased approximately $43,000 to $1.4 million and approximated 14% of HealthStream Provider Solutions revenues for both the three months ended March 31, 2018 and 2017. The unallocated corporate portion of other general and administrative expenses increased approximately $329,000 to $4.3 million compared to the prior year first quarter primarily due to increases to personnel, contract labor, and facilities expenses, partially offset by decreases in other general expenses.

Depreciation and Amortization. Depreciation and amortization increased approximately $171,000, or 3%, to $6.1 million for the three months ended March 31, 2018 from $5.9 million for the three months ended March 31, 2017. The increase primarily resulted from amortization of capitalized software development.

Other Income, Net. Other income, net was approximately $313,000 for the three months ended March 31, 2018 compared to $130,000 for the three months ended March 31, 2017. The increase is a result of higher interest income from cash and investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $414,000 for the three months ended March 31, 2018 compared to $786,000 for the three months ended March 31, 2017. The Company’s effective tax rate was 10.2% for the three months ended March 31, 2018 compared to 31.5% for the three months ended March 31, 2017. The decrease in the effective tax rate primarily resulted from the decrease in the enacted federal corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act of 2017 that was signed into law in December 2017, coupled with $636,000 of excess tax benefits primarily from stock option exercises during the first quarter of 2018.

Income (Loss) on Discontinued Operations. Income (loss) from discontinued operations was income of $20.2 million for the three months ended March 31, 2018, compared to a loss of $424,000 for the three months ended March 31, 2017. Income from discontinued operations during the three months ended March 31, 2018, was primarily driven by the gain, net of tax, of $20.3 million recognized by the Company in connection with the sale of the PX business which was completed on February 12, 2018.

Net Income from Continuing Operations; Net Income. Net income from continuing operations was $3.6 million in the first quarter of 2018, up from $1.7 million in the first quarter of 2017. The application of ASC 606 positively impacted net income from continuing operations in the first quarter of 2018 in the amount of $1.0 million. In addition, net income from continuing operations was also adversely impacted by deferred revenue write-downs of $41,000 during the first quarter of 2018 compared to deferred revenue write-downs of $578,000 during the first quarter of 2017. See “Reconciliation of Non-GAAP Financial Measures” below for additional information. EPS from continuing operations was $0.11 and $0.05 per share (diluted) for the three months ended March 31, 2018 and 2017, respectively.

Net income increased approximately $22.6 million, to $23.8 million for the three months ended March 31, 2018 from $1.3 million for the three months ended March 31, 2017, which increase was primarily driven by the gain on sale of the PX business as noted above. Earnings per diluted share were $0.74 and $0.04 per share for the three months ended March 31, 2018 and 2017, respectively.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) from continuing operations increased to $10.2 million for the first quarter of 2018, compared to $8.7 million for the first quarter of 2017. The application of ASC 606 had a positive impact of $1.4 million on Adjusted EBITDA from continuing operations during the first quarter of 2018.

Adjusted EBITDA increased approximately $22.2 million to $30.4 million for the three months ended March 31, 2018, compared to $8.2 million for the three months ended March 31, 2017, which increase was primarily driven by the gain on the sale of the PX business as noted above. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA from continuing operations and Adjusted EBITDA to the most directly comparable measures under US GAAP.

Discontinued Operations

On February 12, 2018, the Company divested its PX business to Press Ganey for $65.5 million in cash (subject to adjustment based on the working capital of the PX business at closing). This sale of the PX business resulted in the divestiture of our patient experience solutions business segment. We recorded a gain on sale, net of tax, of $20.3 million. With the proceeds of this sale, our Board of Directors declared a $1.00 per common share special cash dividend, which was paid on April 3, 2018 to shareholders of record on March 6, 2018.

We have classified the results of our PX segment as discontinued operations in our condensed consolidated statements of income and cash flows for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as discontinued in our condensed consolidated balance sheet as of December 31, 2017. See Note 8 to our condensed consolidated financial statements included in this report for additional information.

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

Revenues associated with the sales of HeartCode and RQI products have been significant in recent years, although margins on such products have been lower than HealthStream’s average margin. We continue to be actively engaged in efforts to broaden the scope and utilization of our simulation-related offerings to include a range of clinical competencies that extend beyond resuscitation, and integrate with our platform in ways that HeartCode and RQI never have. We intend to bring to market a broadened scope of simulation-based offerings, including— following the December 31, 2018 expiration date of our agreements with Laerdal—resuscitation programs. We believe these efforts have the potential to give rise to additional and higher margin opportunities than currently exist under the Laerdal agreements for HeartCode and RQI, and will likely feature solutions with a lower price point than our current offerings. However, there is no assurance that we will be successful in these efforts, and to the extent that new simulation-based or other solutions do not generate revenue and/or earnings following the December 31, 2018 expiration date in a manner that supplants the impact of these agreements with Laerdal, our revenue and results of operations following this expiration date may be adversely affected.

Reconciliation of Non-GAAP Financial Measures

This report contains certain non-GAAP financial measures, including non-GAAP net income, non-GAAP operating income, adjusted EBITDA from continuing operations, and adjusted EBITDA, which are used by management in analyzing our financial results and ongoing operational performance. These non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance which are prepared in accordance with US GAAP and may be different from non-GAAP financial measures used by other companies.

In order to better assess the Company’s financial results, management believes that adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain non-cash and non-operating items. Management also believes that adjusted EBITDA from continuing operations is a useful measure for evaluating the operating performance of the Company because such measure does not include the results of operations of the PX business that we no longer own and thus reflects the Company’s ongoing business operations and assists in comparing the Company’s results of operations between periods. We also believe that adjusted EBITDA and adjusted EBITDA from continuing operations are useful to many investors and securities analysts to assess the Company’s ongoing results from current operations. Adjusted EBITDA and adjusted EBITDA from continuing operations are non-GAAP financial measures and should not be considered as measures of financial performance under US GAAP. Because adjusted EBITDA and adjusted EBITDA from continuing operations are not financial measures determined in accordance with US GAAP, they are susceptible to varying calculations. Accordingly, adjusted EBITDA and adjusted EBITDA from continuing operations, as presented, may not be comparable to other similarly titled measures of other companies, have limitations as analytical tools, and should not be considered in isolation or as substitutes for an analysis of the Company’s results as reported under US GAAP.

In recent years, including in connection with the August 2016 acquisition of MAI, the Company has acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, following the completion of any such acquisition, the Company may record a write-down of deferred revenue to fair value as defined in GAAP. If the Company is required to record a write-down of deferred revenue, it may result in lower recognized revenue, operating income, and net income in subsequent periods.

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

A reconciliation of Adjusted EBITDA, Adjusted EBITDA from continuing operations, Non-GAAP operating income, and Non-GAAP net income to the most directly comparable GAAP measures is set forth below (in thousands).

	Three Months Ended March 31,
	2018	2017
GAAP income from continuing operations	$3,629	$1,709
Interest income	(340)	(160)
Interest expense	34	25
Income tax provision	414	786
Stock based compensation expense	419	404
Depreciation and amortization	6,073	5,902

Adjusted EBITDA from continuing operations	$10,229	$8,666

GAAP net income	$23,846	$1,285
Interest income	(340)	(160)
Interest expense	34	25
Income tax provision	414	786
Stock based compensation expense	419	404
Depreciation and amortization	6,073	5,902

Adjusted EBITDA	$30,446	$8,242

GAAP operating income	$3,730	$2,365
Adjustment for deferred revenue write-down	45	844

Non-GAAP operating income	$3,775	$3,209

GAAP net income	$23,846	$1,285
Adjustment for deferred revenue write-down, net of tax	41	578

Non-GAAP net income	$23,887	$1,863

Liquidity and Capital Resources

Net cash provided by operating activities from continuing operations decreased by $5.5 million to $9.6 million during the three months ended March 31, 2018 from $15.1 million during the three months ended March 31, 2017. The number of days sales outstanding (“DSO”) was 58 days for the first quarter of 2018 compared to 63 days for the first quarter of 2017. The decrease in DSO primarily relates to improved collections in the Workforce Development Solutions segment as compared to the prior year period. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash provided by investing activities from continuing operations was approximately $60.8 million for the three months ended March 31, 2018 compared to net cash used in investing activities from continuing operations of $12.2 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company divested its PX business segment, receiving net proceeds from the sale of $58.2 million (not including the $6.55 million portion of the purchase price to be held in escrow for a period of time following the closing as a source of recovery for indemnification claims) and had maturities of marketable securities of $19.6 million. These sources of cash were partially offset by purchases of $1.9 million of property and equipment and $2.5 million for capitalized software development and investments of $12.6 million in marketable securities. During the three months ended March 31, 2017, the Company invested $28.2 million of marketable securities, purchased $931,000 of property and equipment, and spent $2.4 million for capitalized software development. These uses of cash were partially offset by maturities of marketable securities of $19.3 million.

Net cash provided by financing activities from continuing operations was approximately $2.0 million for the three months ended March 31, 2018 compared to net cash used in financing activities from continuing operations of $268,000 for the three months ended March 31, 2017. The sources of cash from financing activities for both the three months ended March 31, 2018 and 2017 were the exercise of employee stock options. The uses of cash for both 2018 and 2017 were the payment of employee payroll taxes in relation to the vesting of restricted stock units (“RSU”). In this regard, the Company net-share settled the employee RSUs by withholding shares with value equivalent to the employee’s minimum statutory obligation for the applicable income and other employment taxes. Additionally, for the three months ended March 31, 2018, the Company made an earn-out payment of $37,000 for a prior business combination.

Our balance sheet reflects positive working capital of $118.9 million at March 31, 2018 compared to $98.7 million at December 31, 2017. The Company’s primary source of liquidity as of March 31, 2018 was $156.0 million of cash and cash equivalents and $39.3 million of marketable securities. The Company also has a $50.0 million revolving credit facility, all of which was available for additional borrowing at March 31, 2018. The revolving credit facility expires on November 24, 2018, unless earlier renewed or amended.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, and capital expenditures for at least the next 12 months.

In addition, the Company’s growth strategy includes acquiring businesses that provide complementary products and services. It is anticipated that future acquisitions, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of March 31, 2018, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of March 31, 2018 and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $195.4 million at March 31, 2018. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $323,000.

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

Changes in Internal Control over Financial Reporting

As noted above, the Company adopted the new revenue recognition guidance under ASC 606 effective January 1, 2018. In connection therewith, during the three months ended March 31, 2018, the Company implemented changes to its processes and controls related to revenue recognition. These changes included creating new accounting policies based on the five-step model of ASC 606, implementing ongoing contract review requirements, and gathering information necessary for disclosures. Except as set forth above, there was no change in HealthStream’s internal control over financial reporting that occurred during the first quarter of 2018 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

2.1	–	Membership Interest Purchase Agreement, by and between HealthStream, Inc. and Press Ganey Associates, Inc., dated as of February 12, 2018 (incorporated by reference from Exhibit 2.1 filed with HealthStream, Inc.’s Current Report on Form 8-K filed with the SEC on February 12, 2018)

31.1	–	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	–	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	–	XBRL Instance Document

101.1 SCH	–	XBRL Taxonomy Extension Schema

101.1 CAL	–	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	–	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	–	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	–	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

May 7, 2018	By:	/s/ GERARD M. HAYDEN, JR.
Gerard M. Hayden, Jr.
Chief Financial Officer