Form 10-Q
period 2018-06-30
HEALTHSTREAM INC
filed 2018-08-07
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

Commission File No.: 000‑27701

HealthStream, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62‑1443555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 10th Avenue South, Suite 450
Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)

(615) 301‑3100

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

As of August 3, 2018, there were 32,322,804 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$122,577	$84,768
Marketable securities	42,958	46,350
Accounts receivable, net of allowance for doubtful accounts of $1,314 and $1,979 at June 30, 2018 and December 31, 2017, respectively	30,850	36,691
Accounts receivable - unbilled	2,842	1,327
Prepaid royalties, net of amortization	13,874	16,137
Other prepaid expenses and other current assets	11,965	8,330
Current assets of discontinued operations	—	6,125
Total current assets	225,066	199,728

Property and equipment, net of accumulated depreciation of $27,171 and $24,392 at June 30, 2018 and December 31, 2017, respectively	8,770	8,092
Capitalized software development, net of accumulated amortization of $41,908 and $37,174 at June 30, 2018 and December 31, 2017, respectively	16,300	16,014
Goodwill	86,144	86,144
Customer-related intangibles, net of accumulated amortization of $20,139 and $17,033 at June 30, 2018 and December 31, 2017, respectively	56,575	59,681
Other intangible assets, net of accumulated amortization of $9,177 and $7,708 at June 30, 2018 and December 31, 2017, respectively	7,347	8,816
Deferred tax assets	—	45
Deferred commissions	12,962	—
Non-marketable equity investments	3,777	3,772
Other assets	747	754
Long-term assets of discontinued operations	—	28,073
Total assets	$417,688	$411,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,021	$16,507
Accrued royalties	10,552	12,849
Deferred revenue	64,126	64,938
Current liabilities of discontinued operations	—	6,772
Total current liabilities	96,699	101,066

Deferred tax liabilities	5,171	—
Deferred revenue, noncurrent	2,978	6,287
Other long term liabilities	652	1,048
Long-term liabilities of discontinued operations	—	2,548
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 32,317 and 31,908 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	285,673	282,666
Retained earnings	26,548	17,542
Accumulated other comprehensive loss	(33)	(38)
Total shareholders’ equity	312,188	300,170
Total liabilities and shareholders’ equity	$417,688	$411,119

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues, net	$57,008	$52,920	$111,866	$104,887
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	23,236	21,223	45,484	42,376
Product development	6,547	6,151	12,548	11,926
Sales and marketing	8,913	9,062	17,977	18,618
Other general and administrative expenses	8,029	7,682	15,772	14,899
Depreciation and amortization	6,019	6,001	12,091	11,903
Total operating costs and expenses	52,744	50,119	103,872	99,722

Operating income	4,264	2,801	7,994	5,165

Other income, net	476	165	789	295

Income from continuing operations before income tax provision	4,740	2,966	8,783	5,460
Income tax provision	1,084	741	1,498	1,527
Income from continuing operations	3,656	2,225	7,285	3,933
Discontinued operations
Income (loss) from discontinued operations before income tax provision	—	54	(64)	(476)
(Loss) gain on sale of discontinued operations	(1,502)	—	29,490	—
Income tax (benefit) provision	(391)	13	10,319	(95)
(Loss) income from discontinued operations	(1,111)	41	19,107	(381)
Net Income	$2,545	$2,266	$26,392	$3,552

Earnings (loss) per share – basic:
Continuing operations	$0.11	$0.07	$0.23	$0.12
Discontinued operations	(0.03)	—	0.59	(0.01)
Earnings per share - basic	$0.08	$0.07	$0.82	$0.11

Earnings (loss) per share - diluted:
Continuing operations	$0.11	$0.07	$0.23	$0.12
Discontinued operations	(0.03)	—	0.59	(0.01)
Earnings per share - diluted	$0.08	$0.07	$0.82	$0.11

Weighted average shares of common stock outstanding:
Basic	32,312	31,876	32,205	31,825
Diluted	32,378	32,229	32,255	32,166
Dividends declared per share	$—	$—	$1.00	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$2,545	$2,266	$26,392	$3,552

Other comprehensive income, net of taxes:
Unrealized (loss) gain on marketable securities	(10)	13	5	15
Total other comprehensive (loss) income	(10)	13	5	15
Comprehensive income	$2,535	$2,279	$26,397	$3,567

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

Six Months Ended June 30, 2018

(In thousands)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2017	31,908	$282,666	$17,542	$(38)	$300,170
Cumulative effect of accounting change	—	—	15,132	—	15,132
Net income	—	—	26,392	—	26,392
Comprehensive income	—	—	—	5	5
Dividends declared on common stock ($1.00 per share)	—	—	(32,518)	—	(32,518)
Stock based compensation	—	755	—	—	755
Common stock issued under stock plans, net of shares withheld for employee taxes	409	2,252	—	—	2,252
Balance at June 30, 2018	32,317	$285,673	$26,548	$(33)	$312,188

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$26,392	$3,552
(Income) loss from discontinued operations	(19,107)	381
Adjustments:
Depreciation and amortization	12,091	11,903
Stock based compensation expense	846	840
Provision for doubtful accounts	390	470
Deferred income taxes	636	416
(Gain) loss on non-marketable equity investments	(5)	5
Other	—	263
Changes in operating assets and liabilities:
Accounts and unbilled receivables	3,905	7,934
Prepaid royalties	1,361	1,280
Other prepaid expenses and other current assets	(6,532)	(726)
Other assets	3,336	(206)
Accounts payable and accrued expenses	(8,087)	572
Accrued royalties	(2,298)	(1,959)
Deferred revenue	3,277	(3,560)
Net cash provided by continuing operating activities	16,205	21,165
Net cash (used in) provided by discontinued operating activities	(1,003)	1,879
Net cash provided by operating activities	15,202	23,044

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	57,828	—
Proceeds from maturities of marketable securities	44,663	41,010
Purchases of marketable securities	(41,266)	(48,861)
Payments associated with capitalized software development	(5,094)	(4,980)
Purchases of property and equipment	(3,270)	(3,658)
Net cash provided by (used in) continuing investing activities	52,861	(16,489)
Net cash used in discontinued investing activities	(116)	(1,476)
Net cash provided by (used in) investing activities	52,745	(17,965)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,552	230
Taxes paid related to net settlement of equity awards	(300)	(392)
Payment of earn-outs related to acquisitions	(37)	—
Payment of cash dividends	(32,353)	—
Net cash used in continuing financing activities	(30,138)	(162)
Net cash used in discontinued financing activities	—	—
Net cash used in financing activities	(30,138)	(162)

Net increase in cash and cash equivalents	37,809	4,917
Cash and cash equivalents at beginning of period	84,768	49,634
Cash and cash equivalents at end of period	$122,577	$54,551

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date and adjusted for discontinued operations as noted above but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2017 (included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2018).

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (referred to as Accounting Standards Codification (“ASC”) Topic 606, or “ASC 606”). This guidance supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC 605”), and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires deferral of incremental costs of obtaining a contract with a customer. Collectively, ASC 606 and Subtopic 340-40 are referred to as the “new standard.”

The Company adopted the new standard effective January 1, 2018 utilizing the modified retrospective approach. Adoption of the new standard resulted in changes to the Company’s accounting policies for revenue recognition, trade and other receivables, and deferred commissions. See Note 3 for additional information regarding ASC 606 and its impact on the Company’s balance sheet and statement of income.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The guidance, among other things, requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company adopted ASU 2016-01 effective January 1, 2018 on a prospective basis.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), which requires lessees to recognize assets and liabilities for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee is not expected to significantly change under such guidance. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018. The Company will adopt this ASU on January 1, 2019 and is currently evaluating the impact that adoption of this ASU will have on the Company’s consolidated financial position and results of operations.

In June 2016, the FASB issued ASU 2016-03, Financial Instruments—Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASC 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019. The Company will adopt this ASU on January 1, 2020 and is currently evaluating the impact that adoption of this ASU will have on the Company’s consolidated financial position and results of operations.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. REVENUE RECOGNITION AND SALES COMMISSIONS

Adoption of ASC 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted the new standard using the modified retrospective approach applied to those contracts which were not completed as of January 1, 2018. As such, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported in accordance with ASC 605.

The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet in connection with the adoption of ASC 606 was as follows (in thousands):

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

The impact of the adoption of ASC 606 on the Company’s condensed consolidated balance sheet as of June 30, 2018 and statement of income for the three and six months ended June 30, 2018 was as follows (in thousands):

	June 30, 2018
Balance Sheet	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Unbilled receivables	$2,842	$2,758	$84
Prepaid royalties, net	13,874	15,096	(1,222)
Other prepaid expenses and other current assets	11,965	13,615	(1,650)
Deferred commissions	12,962	—	12,962

Liabilities
Deferred revenue, current	64,126	68,764	(4,638)
Deferred revenue, noncurrent	2,978	6,125	(3,147)

Shareholders’ equity
Retained earnings	26,548	25,255	1,293

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. REVENUE RECOGNITION AND SALES COMMISSIONS (continued)

	Three Months Ended June 30,2018
Income Statement	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenue, net	$57,008	$56,552	$456

Costs and expenses
Cost of revenues (excluding depreciation and amortization)	23,236	22,983	253
Sales and marketing	8,913	9,049	(136)
Operating income	4,264	3,925	339
Income from continuing operations before income tax provision	4,740	4,401	339
Income tax provision	1,084	1,001	83
Income from continuing operations	3,656	3,400	256
Net income	2,545	2,289	256

	Six Months Ended June 30,2018
Income Statement	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenue, net	$111,866	$111,418	$448

Costs and expenses
Cost of revenues (excluding depreciation and amortization)	45,484	45,164	320
Sales and marketing	17,977	19,590	(1,613)
Operating income	7,994	6,253	1,741
Income from continuing operations before income tax provision	8,783	7,042	1,741
Income tax provision	1,498	1,050	448
Income from continuing operations	7,285	5,992	1,293
Net income	26,392	25,099	1,293

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

The following table represents our revenues included in continuing operations from contracts with customers disaggregated by revenue source for the three and six months ended June 30, 2018 (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended June 30,2018			Six Months Ended June 30, 2018
Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription/SaaS services	$45,743	$8,667	$54,410	$89,444	$17,700	$107,144
Professional services	1,225	1,373	2,598	2,471	2,251	4,722
Total revenues	$46,968	$10,040	$57,008	$91,915	$19,951	$111,866

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

Our contracts with customers often contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The contract price, which represents transaction price, is allocated to the separate performance obligations on a relative standalone selling price basis. We generally determine standalone selling prices based on the standard list price for each product, taking into consideration certain factors, including contract length and the number of subscribers within the contract.

We receive payments from customers based on billing schedules established in our contracts. Accounts receivable - unbilled represent contract assets related to our conditional right to consideration for subscription/SaaS and professional services contracts where performance has occurred under the contract. Accounts receivable are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, when the right to consideration becomes unconditional.

Other receivables, which are included within Accounts Receivable, include receivables from certain content partners and are not material. For the three months ended June 30, 2018, the Company did not recognize any impairment losses on receivables and contract assets arising from the Company’s contracts with customers, compared to $270,000 for the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, the Company recognized $390,000 and $470,000 in impairment losses on receivables and contract assets arising from the Company’s contracts with customers.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three and six months ended June 30, 2018, we recognized approximately $33.8 million and $48.0 million of revenue from amounts included in deferred revenues at the beginning of the period. As of June 30, 2018, approximately $365 million of revenue is expected to be recognized from remaining performance obligations under contract with customers. We expect to recognize revenue on approximately 48% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company’s sales commission plans include multiple payments, including initial payments in the period a customer contract is obtained and subsequent payments either 15 or 27 months after the initial payment. Under ASC 606, costs to acquire contracts with customers, such as the initial sales commission payment, are capitalized and amortized consistent with the pattern of revenue recognition, whereas subsequent sales commission payments which require a substantive performance condition of the employee are expensed ratably through the payment date. In contrast, under ASC 605, initial sales commission payments were expensed in the period earned. Under ASC 606, the initial commission payments are capitalized in the period a customer contract is obtained and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. The capitalized contract cost is included in Deferred commissions in the accompanying condensed consolidated balance sheet. The expected period of benefit is the contract term, except when the commission payment is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of approximately three years. The Company recorded amortization of deferred commissions of approximately $1.9 million and $3.7 million for the three and six months ended June 30, 2018 respectively, which is included in Sales and marketing expenses in the accompanying condensed consolidated statements of income.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During the three months ended June 30, 2018 and 2017, the Company recorded a provision for income taxes from continuing operations of approximately $1.1 million and $741,000, respectively. During both the six months ended June 30, 2018 and 2017, the Company recorded a provision for income taxes from continuing operations of approximately $1.5 million. The Company’s effective tax rate for continuing operations for the six months ended June 30, 2018 and 2017 was 17% and 28%, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded excess tax benefits primarily from stock option exercises of approximately $663,000 and $419,000, respectively, as a component of the provision for income taxes. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences.

5.  STOCKHOLDERS’ EQUITY

Dividends on Common Stock

On February 12, 2018, the Company’s Board of Directors declared a $1.00 per common share special cash dividend, which was paid on April 3, 2018 to shareholders of record on March 6, 2018.

Stock Based Compensation

The Company has stock awards outstanding under two stock incentive plans: the Company’s 2016 Omnibus Incentive Plan and 2010 Stock Incentive Plan. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share based payments, including stock options and restricted share units (“RSUs”). During the six months ended June 30, 2018, the Company issued 83,168 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $24.70 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the six months ended June 30, 2017, the Company issued 86,727 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $23.54 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

During the three months ended June 30, 2018, the Company issued 70,000 performance-based RSUs, the vesting of which occurs over a five year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis. None of the performance criteria for these awards had been established as of June 30, 2018.

Total stock based compensation expense recorded for the three and six months ended June 30, 2018 and 2017, which is recorded within continuing operations in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues (excluding depreciation and amortization)	$10	$8	$18	$22
Product development	72	67	145	131
Sales and marketing	50	72	82	134
Other general and administrative	295	289	601	553
Total stock based compensation expense	$427	$436	$846	$840

6.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 70,000 and 31,000 for the three months ended June 30, 2018 and 2017, respectively, and approximately 114,000 and 87,000 for the six months ended June 30, 2018 and 2017, respectively.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.  EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations	$3,656	$2,225	$7,285	$3,933
(Loss) income from discontinued operations	(1,111)	41	19,107	(381)
Net income	$2,545	$2,266	$26,392	$3,552
Denominator:
Weighted-average shares outstanding	32,312	31,876	32,205	31,825
Effect of dilutive shares	66	353	50	341
Weighted-average diluted shares	32,378	32,229	32,255	32,166

Earnings (loss) per share – basic:
Continuing operations	$0.11	$0.07	$0.23	$0.12
Discontinued operations	(0.03)	—	0.59	(0.01)
Earnings per share - basic	$0.08	$0.07	$0.82	$0.11

Earnings (loss) per share – diluted:
Continuing operations	$0.11	$0.07	$0.23	$0.12
Discontinued operations	(0.03)	—	0.59	(0.01)
Earnings per share - diluted	$0.08	$0.07	$0.82	$0.11

7. MARKETABLE SECURITIES

At June 30, 2018 and December 31, 2017, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	June 30, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$34,506	$—	$(31)	$34,475
Government-sponsored enterprise debt securities	8,485	—	(2)	8,483
Total	$42,991	$—	$(33)	$42,958

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$41,900	$1	$(39)	$41,862
Government-sponsored enterprise debt securities	4,488	1	(1)	4,488
Total	$46,388	$2	$(40)	$46,350

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of June 30, 2018, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the six months ended June 30, 2018 and 2017, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as current assets on the balance sheet because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. DISCONTINUED OPERATIONS

Patient Experience

On February 12, 2018, the Company divested PX to Press Ganey for $65.5 million in cash (subject to adjustment based on the working capital of the PX business at closing), resulting in a gain, net of tax, of $19.1 million. Approximately $6.55 million of the proceeds are being held in escrow for a period of time following the closing as a source of recovery for indemnification claims by Press Ganey. The Company determined the fair value of the contingent consideration asset based on the likelihood of cash proceeds from the escrow. This contingency is remeasured at fair value based on changes in facts each period through the (Loss) gain on sale of discontinued operations line within the condensed consolidated statement of income. The sale of the PX business was effected (i) by the contribution by the Company of specified assets and certain liabilities used in the PX business to a newly-formed wholly-owned subsidiary of the Company, and (ii) immediately thereafter, the sale by the Company to Press Ganey of all the outstanding equity interests of such wholly-owned subsidiary. In connection with such contribution, the Company retained certain liabilities related to the PX business.

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

The financial results of the PX business for the period prior to divestiture during the six months ended June 30, 2018, and during the six months ended June 30, 2017, are presented in discontinued operations in the Company’s condensed consolidated statement of income. The following table presents financial results of the PX business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues, net	$—	$8,562	$3,342	$16,464
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	—	5,152	1,982	10,275
Product development	—	890	554	1,713
Sales and marketing	—	1,098	460	2,375
Other general and administrative expenses	—	838	229	1,561
Depreciation and amortization	—	530	181	1,016
Total operating costs and expenses	—	8,508	3,406	16,940

Income (loss) from discontinued operations before income tax provision	—	54	(64)	(476)
Income tax provision (benefit)	—	13	—	(95)
Income (loss) from discontinued operations, net of income taxes	$—	$41	$(64)	$(381)

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

As noted above, the sale of the PX business on February 12, 2018 resulted in the Company’s divestiture of the Company’s Patient Experience Solutions segment. Beginning with the first quarter of 2018, the Company classified the results of its Patient Experience segment as discontinued operations in its condensed consolidated statements of income and cash flows for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are shown separately in the Company’s condensed consolidated balance sheet as of December 31, 2017. See Note 8 for additional information.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. BUSINESS SEGMENTS (continued)

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information for the three and six months ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues, net:	2018	2017	2018	2017
Workforce Solutions	$46,968	$44,257	$91,915	$87,958
Provider Solutions	10,040	8,663	19,951	16,929
Total revenues, net	$57,008	$52,920	$111,866	$104,887

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income from continuing operations:	2018	2017	2018	2017
Workforce Solutions	$9,825	$8,563	$19,061	$17,308
Provider Solutions	776	523	1,289	(77)
Unallocated	(6,337)	(6,285)	(12,356)	(12,066)
Total operating income from continuing operations	$4,264	$2,801	$7,994	$5,165

Segment assets *	June 30, 2018	December 31, 2017
Workforce Solutions	$93,461	$90,055
Provider Solutions	146,101	150,797
Discontinued operations	—	34,198
Unallocated	178,126	136,069
Total assets	$417,688	$411,119

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. DEBT (continued)

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

As of June 30, 2018, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three and six months ended June 30, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward‑Looking Statements

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

On February 12, 2018, the Company divested PX to Press Ganey for $65.5 million in cash (subject to adjustment based on the working capital of the PX business at closing), resulting in a gain, net of tax, of $19.1 million. This sale of the PX business resulted in the Company’s divestiture of the Company’s patient experience solutions business segment. With the proceeds of this sale, our Board of Directors declared a $1.00 per common share special cash dividend, which was paid on April 3, 2018 to shareholders of record on March 6, 2018. For additional information regarding the disposition of the PX business, including certain pro forma financial information reflecting the disposition of the PX business, see our Current Report on Form 8-K filed with the SEC on February 12, 2018.

Key financial indicators of operations for the second quarter of 2018 are set forth in the bullets below. These indicators (i) reflect results from continuing operations (i.e., 2017 and 2018 results do not include the gain on the sale of the PX business or the results of operations of such business prior to this sale), and (ii) 2018 results are presented in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), whereas results for 2017 are presented in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”).

•

Revenues of $57.0 million in the second quarter of 2018, up 8% from $52.9 million in the second quarter of 2017; with $456,000 positive impact in the second quarter of 2018 from the application of ASC 606

•

Operating income of $4.3 million in the second quarter of 2018, up 52% from $2.8 million in the second quarter of 2017; with $339,000 positive impact in the second quarter of 2018 from the application of ASC 606

•

Income from continuing operations of $3.7 million in the second quarter of 2018, up 64% from $2.2 million in the second quarter of 2017; with $256,000 positive impact in the second quarter of 2018 from the application of ASC 606

•

Earnings per share (EPS) from continuing operations of $0.11 per share (diluted) in the second quarter of 2018, compared to EPS from continuing operations of $0.07 per share (diluted) in the second quarter of 2017

•

Adjusted EBITDA[1] from continuing operations of $10.7 million in the second quarter of 2018, up 16% from $9.2 million in the second quarter 2017; with $339,000 positive impact in the second quarter of 2018 from the application of ASC 606

(1)

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

Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with US GAAP. These accounting principles require us to make certain estimates, judgments, and assumptions during the preparation of our financial statements. We believe the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

The accounting policies and estimates that we believe are the most critical in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition and sales commissions
•	Accounting for income taxes
•	Software development costs
•	Goodwill, intangibles, and other long-lived assets
•	Allowance for doubtful accounts
•	Stock based compensation

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Condensed Consolidated Financial Statements in our 2017 Form 10-K and the Notes to the Condensed Consolidated Financial Statements herein, which contains additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2017 Form 10-K except as disclosed in the Notes to the Condensed Consolidated Financial Statements herein. Note 2 in the Notes to Condensed Consolidated Financial Statements summarizes new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) that has been recently adopted by the Company, or not yet adopted by the Company, and our evaluation of such accounting guidance and the anticipated impact of such guidance (if known) on the Company. Note 3 summarizes our critical accounting polices related to the new revenue recognition accounting standard and its impact on our financial results as reflected in our balance sheet and statement of income.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues, net. Revenues increased approximately $4.1 million, or 8%, to $57.0 million for the three months ended June 30, 2018 from $52.9 million for the three months ended June 30, 2017. The adoption of ASC 606 had a positive impact on revenues of approximately $456,000 for the second quarter of 2018, compared to ASC 605. In addition, revenue for 2018 was positively impacted by lower deferred revenue write-downs, which were $30,000 during the second quarter of 2018, compared to $548,000 during the second quarter of 2017. See “Reconciliation of Non-GAAP Financial Measures” below for additional information.

A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended June 30,
Revenues by Business Segment:	2018	2017	Percentage Change
Workforce Solutions	$46,968	$44,257	6%
Provider Solutions	10,040	8,663	16%
Total revenues, net	$57,008	$52,920	8%

% of Revenues
Workforce Solutions	82%	84%
Provider Solutions	18%	16%

Revenues for HealthStream Workforce Solutions increased approximately $2.7 million, or 6%, to $47.0 million for the three months ended June 30, 2018 from $44.3 million for the three months ended June 30, 2017.  Revenue growth in 2018 was positively influenced by an increase in subscription-based product revenues. Our implemented subscriber base increased by 6% over the second quarter of 2017 to 4,748,000 implemented subscribers at June 30, 2018 compared to 4,482,000 implemented subscribers at June 30, 2017. Additionally, we had a 5% increase in total subscribers over the second quarter of 2017, with 4,829,000 total subscribers at June 30, 2018 compared to 4,590,000 total subscribers at June 30, 2017.

Revenues for HealthStream Provider Solutions increased approximately $1.3 million, or 16%, to $10.0 million for the three months ended June 30, 2018 from $8.7 million for the three months ended June 30, 2017. This increase was driven in part by increased revenues from the Morrisey Associates, Inc. (“MAI”) acquisition in August 2016. MAI revenues in the second quarter of 2018 increased 23% to $3.2 million, net of deferred revenue write-downs, compared to $2.6 million, net of deferred revenue write-downs, in the second quarter of 2017. Revenues from other Provider Solutions products increased $771,000, or 13%, over the second quarter of 2017 due to growth from acquiring new customers and selling new products.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $2.0 million, or 9%, to $23.2 million for the three months ended June 30, 2018 from $21.2 million for the three months ended June 30, 2017. Cost of revenues as a percentage of revenues was 41% and 40% for the three months ended June 30, 2018 and 2017, respectively.

Cost of revenues for HealthStream Workforce Solutions increased approximately $1.5 million to $20.0 million and approximated 43% and 42% of revenues for HealthStream Workforce Solutions for the three months ended June 30, 2018 and 2017, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues. Cost of revenues for HealthStream Provider Solutions increased approximately $470,000 to $3.3 million and approximated 32% of HealthStream Provider Solutions revenues for both the three months ended June 30, 2018 and 2017. The increase in amount is primarily associated with hosting costs and increases to personnel over the prior year period.

Product Development. Product development expenses increased approximately $396,000, or 6%, to $6.5 million for the three months ended June 30, 2018 from $6.2 million for the three months ended June 30, 2017. Product development expenses as a percentage of revenues were 11% and 12% for the three months ended June 30, 2018 and 2017, respectively.

Product development expenses for HealthStream Workforce Solutions increased approximately $272,000 to $5.3 million and approximated 11% of revenues for HealthStream Workforce Solutions for both the three months ended June 30, 2018 and 2017. The increase in amount is primarily due to increases to personnel over the prior year period. Product development expenses for HealthStream Provider Solutions increased approximately $124,000 to $1.3 million and approximated 12% and 13% of revenues for HealthStream Provider Solutions for the three months ended June 30, 2018 and 2017, respectively. The increase is primarily due to increases to personnel over the prior year period.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased approximately $149,000, or 2%, to $8.9 million for the three months ended June 30, 2018 from $9.1 million for the three months ended June 30, 2017. Sales and marketing expenses were 16% and 17% of revenues for the three months ended June 30, 2018 and 2017, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions decreased approximately $541,000 to $7.2 million and approximated 15% and 18% of revenues for HealthStream Workforce Solutions for the three months ended June 30, 2018 and 2017, respectively. The decrease is primarily due to lower sales commissions, which is a result of adopting ASC 606 effective January 1, 2018. Under ASC 606, costs to acquire contracts with customers, such as initial sales commission payments, are capitalized and amortized consistent with the pattern of revenue recognition, whereas under ASC 605 such costs were expensed, resulting in faster expense recognition. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $357,000 to $1.4 million and approximated 14% and 12% of revenues for HealthStream Provider Solutions for the three months ended June 30, 2018 and 2017, respectively. The increase is due to increases to personnel and related costs over the prior year period. The unallocated portion of sales and marketing expenses increased approximately $35,000 to $345,000 compared to the prior year period primarily due to increases in general marketing spending.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $347,000, or 5%, to $8.0 million for the three months ended June 30, 2018 from $7.7 million for the three months ended June 30, 2017. Other general and administrative expenses as a percentage of revenues were 14% and 15% of revenues for the three months ended June 30, 2018 and 2017, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $196,000 to $2.2 million and approximated 5% of HealthStream Workforce Solutions revenues for both the three months ended June 30, 2018 and 2017. The increase in amount is primarily due to higher technology infrastructure expenses and increases in other general expenses. Other general and administrative expenses for HealthStream Provider Solutions decreased approximately $13,000 to $1.2 million and approximated 12% and 14% of HealthStream Provider Solutions revenues for the three months ended June 30, 2018 and 2017, respectively. The unallocated corporate portion of other general and administrative expenses increased approximately $164,000 to $4.6 million compared to the prior year period primarily due to increases to personnel, contract labor, and professional services expenses related to the implementation of ASC 606, but was partially offset by decreases in other general expenses.

Depreciation and Amortization. Depreciation and amortization was approximately $6.0 million for both the three months ended June 30, 2018 and 2017.

Other Income, Net. Other income, net was approximately $476,000 for the three months ended June 30, 2018 compared to $165,000 for the three months ended June 30, 2017. The increase is a result of higher interest income from cash and investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes from continuing operations of approximately $1.1 million for the three months ended June 30, 2018 compared to $741,000 for the three months ended June 30, 2017. The Company’s effective tax rate was 23% for the three months ended June 30, 2018 compared to 25% for the three months ended June 30, 2017. The decrease in the effective tax rate primarily resulted from the decrease in the enacted federal corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act of 2017 that was signed into law in December 2017. The effective tax rate for the second quarter of 2018 was also impacted by a decrease in excess tax benefits of $334,000, primarily from stock option exercises, compared to the second quarter of 2017.

(Loss) Income on Discontinued Operations. (Loss) income from discontinued operations was a loss of $1.1 million for the three months ended June 30, 2018, compared to income of $41,000 for the three months ended June 30, 2017. Loss from discontinued operations during the three months ended June 30, 2018 was primarily due to a reduction in the gain previously recognized by the Company in connection with the sale of the PX business, which occurred on February 12, 2018.

Income from Continuing Operations. Income from continuing operations was $3.7 million in the second quarter of 2018, up from $2.2 million in the second quarter of 2017. The application of ASC 606 positively impacted income from continuing operations in the second quarter of 2018 in the amount of $256,000. In addition, income from continuing operations was also impacted by lower deferred revenue write-downs, which were $23,000 during the second quarter of 2018 compared to $411,000 during the second quarter of 2017. See “Reconciliation of Non-GAAP Financial Measures” below for additional information. EPS from continuing operations was $0.11 and $0.07 per share (diluted) for the three months ended June 30, 2018 and 2017, respectively.

Net Income. Net income increased approximately $279,000, to $2.5 million for the three months ended June 30, 2018 from $2.3 million for the three months ended June 30, 2017. Earnings per diluted share were $0.08 and $0.07 per share for the three months ended June 30, 2018 and 2017, respectively.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) from continuing operations increased 16% to $10.7 million for the second quarter of 2018, compared to $9.2 million for the second quarter of 2017. The application of ASC 606 had a positive impact of $339,000 on Adjusted EBITDA from continuing operations during the second quarter of 2018.

Adjusted EBITDA decreased approximately $658,000 to $9.2 million for the three months ended June 30, 2018, compared to $9.9 million for the three months ended June 30, 2017, which decrease was primarily driven by the divestiture of the PX business as noted above. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA from continuing operations and Adjusted EBITDA to the most directly comparable measures under US GAAP.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues, net. Revenues increased approximately $7.0 million, or 7%, to $111.9 million for the six months ended June 30, 2018 from $104.9 million for the six months ended June 30, 2017. The adoption of ASC 606 had a positive impact on revenues of approximately $448,000 for the six months ended June 30, 2018, compared to ASC 605. In addition, revenue for 2018 was positively impacted by lower deferred revenue write-downs, which were $76,000 during the six months ended June 30, 2018 compared to $1.4 million during the six months ended June 30, 2017. See “Reconciliation of Non-GAAP Financial Measures” below for additional information.

A comparison of revenues by business segment is as follows (in thousands):

	Six Months Ended June 30,
Revenues by Business Segment:	2018	2017	Percentage Change
Workforce Solutions	$91,915	$87,958	4%
Provider Solutions	19,951	16,929	18%
Total revenues, net	$111,866	$104,887	7%

% of Revenues
Workforce Solutions	82%	84%
Provider Solutions	18%	16%

Revenues for HealthStream Workforce Solutions increased approximately $4.0 million, or 4%, over the first six months of 2017. Revenue growth in 2018 was positively influenced by an increase in subscription-based product revenues, but was partially offset by an expected decline in ICD-10 readiness revenues of $785,000.

Revenues for HealthStream Provider Solutions increased approximately $3.0 million, or 18%, over the first six months of 2017. The increase was driven in part by increased revenues from the MAI acquisition in August 2016. MAI revenues for the six months ended June 30, 2018 increased $1.4 million, net of deferred revenue write-downs, over the prior year period. Revenues from other Provider Solutions products increased $1.6 million over the prior year period due to growth from acquiring new customers and selling new products.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $3.1 million, or 7%, to $45.5 million for the six months ended June 30, 2018 from $42.4 million for the six months ended June 30, 2017. Cost of revenues as a percentage of revenues was approximately 41% and 40% for the six months ended June 30, 2018 and 2017, respectively.

Cost of revenues for HealthStream Workforce Solutions increased approximately $2.1 million to $38.9 million and approximated 42% of revenues for HealthStream Workforce Solutions for both the six months ended June 30, 2018 and 2017. The increase in amount is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and additions to personnel. Cost of revenues for HealthStream Provider Solutions increased approximately $1.0 million to $6.6 million and approximated 33% of HealthStream Provider Solutions revenues for both the six months ended June 30, 2018 and 2017. The increase in amount is primarily associated with hosting costs and increases to personnel over the prior year period.

Product Development. Product development expenses increased approximately $622,000, or 5%, to $12.5 million for the six months ended June 30, 2018 from $11.9 million for the six months ended June 30, 2017. Product development expenses as a percentage of revenues were approximately 11% of revenues for both the six months ended June 30, 2018 and 2017.

Product development expenses for HealthStream Workforce Solutions increased approximately $433,000 to $10.1 million and approximated 11% of revenues for HealthStream Workforce Solutions for both the six months ended June 30, 2018 and 2017. The increase in amount is primarily due to increases to personnel over the prior year period. Product development expenses for HealthStream Provider Solutions increased approximately $189,000 to $2.4 million and approximated 12% and 13% of revenues for HealthStream Provider Solutions for the six months ended June 30, 2018 and 2017, respectively. The increase in amount is primarily due to increases to personnel and related costs over the prior year period.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased approximately $641,000, or 3%, to $18.0 million for the six months ended June 30, 2018 from $18.6 million for the six months ended June 30, 2017. Sales and marketing expenses were approximately 16% and 18% of revenues for the six months ended June 30, 2018 and 2017, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions decreased approximately $877,000 to $14.5 million and approximated 16% and 17% of revenues for HealthStream Workforce Solutions for the six months ended June 30, 2018 and 2017, respectively. The decrease in amount and as a percentage of revenues is primarily due to lower sales commissions compared to the prior year period as a result of adopting ASC 606 effective January 1, 2018. Sales and marketing expenses for HealthStream Provider Solutions increased approximately $165,000 to $2.8 million and approximated 14% and 16% of revenues for HealthStream Provider Solutions for the six months ended June 30, 2018 and 2017, respectively. The increase in amount is primarily associated with the increases to personnel and related costs over the prior year period. The unallocated portion of sales and marketing expenses increased approximately $71,000 to $658,000 compared to the prior year period primarily due to increases in general marketing spending.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $873,000, or 6%, to $15.8 million for the six months ended June 30, 2018 from $14.9 million for the six months ended June 30, 2017. Other general and administrative expenses as a percentage of revenues were approximately 14% of revenues for both the six months ended June 30, 2018 and 2017.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $442,000 to $4.3 million and approximated 5% and 4% of revenues for HealthStream Workforce Solutions for the six months ended June 30, 2018 and 2017, respectively. The increase is primarily due to increases in technology infrastructure investments and other general expenses. Other general and administrative expenses for HealthStream Provider Solutions decreased approximately $56,000 to $2.5 million and approximated 13% and 15% of revenues for HealthStream Provider Solutions for the six months ended June 30, 2018 and 2017, respectively. The decrease in amount and as a percentage of revenues is primarily associated with lower bad debt expense compared to the prior year period. The unallocated corporate portion of other general and administrative expenses increased approximately $487,000 compared to the first six months of 2017 primarily due to increases to personnel and related costs over the prior year period.

Depreciation and Amortization. Depreciation and amortization increased approximately $188,000, or 2%, to $12.1 million for the six months ended June 30, 2018 from $11.9 million for the six months ended June 30, 2017. The increase primarily resulted from amortization of capitalized software development.

Other Income (Expense), Net. Other income (expense), net was income of approximately $789,000 for the six months ended June 30, 2018 compared to income of $295,000 for the six months ended June 30, 2017. This increase is a result of higher interest income from cash and investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $1.5 million for both the six months ended June 30, 2018 and 2017. The Company’s effective tax rate was approximately 17% for the six months ended June 30, 2018 compared to approximately 28% for the six months ended June 30, 2017. The decrease in the effective tax rate was primarily due to the decrease in the enacted federal corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act of 2017 that was signed into law in December 2017, coupled with an increase in excess tax benefits primarily from stock option exercises over the prior year period.

(Loss) Income on Discontinued Operations. (Loss) income from discontinued operations was income of $19.1 million for the six months ended June 30, 2018, compared to a loss of $381,000 for the six months ended June 30, 2017. Income from discontinued operations during the six months ended June 30, 2018 was primarily driven by the gain, net of tax, of $19.1 million recognized by the Company in connection with the sale of the PX business, which occurred on February 12, 2018.

Income from Continuing Operations. Income from continuing operations was $7.3 million for the six months ended June 30, 2018, up from $3.9 million for the six months ended June 30, 2017. The application of ASC 606 positively impacted income from continuing operations in the six months ended June 30, 2018 in the amount of $1.3 million. In addition, income from continuing operations was also impacted by lower deferred revenue write-downs, which were $63,000 during the six months ended June 30, 2018 compared to $990,000 during the six months ended June 30, 2017. See “Reconciliation of Non-GAAP Financial Measures” below for additional information. EPS from continuing operations was $0.23 and $0.12 per share (diluted) for the six months ended June 30, 2018 and 2017, respectively.

Net Income. Net income increased approximately $22.8 million to $26.4 million for the six months ended June 30, 2018 compared to $3.6 million for the six months ended June 30, 2017. This year over year increase was attributable to the
$19.1 million gain from the sale of the PX business and $3.4 million improvement in income from continuing operations. Earnings per diluted share were $0.82 per share and $0.11 per share for the six months ended June 30, 2018 and 2017, respectively.

Adjusted EBITDA (which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) from continuing operations increased 17% to $20.9 million for the six months ended June 30, 2018, compared to $17.9 million for the six months ended June 30, 2017. The application of ASC 606 had a positive impact of $1.7 million on Adjusted EBITDA from continuing operations during the six months ended June 30, 2018.

Adjusted EBITDA increased approximately $31.9 million to $50.5 million for the six months ended June 30, 2018 compared to $18.5 million for the six months ended June 30, 2017. This increase resulted from the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

Discontinued Operations

On February 12, 2018, the Company divested its PX business to Press Ganey for $65.5 million in cash (subject to adjustment based on the working capital of the PX business at closing). This sale of the PX business resulted in the divestiture of our patient experience solutions business segment. We recorded a gain on sale, net of tax, of $19.1 million. With the proceeds of this sale, our Board of Directors declared a $1.00 per common share special cash dividend, which was paid on April 3, 2018 to shareholders of record on March 6, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
GAAP income from continuing operations	$3,656	$2,225	$7,285	$3,933
Interest income	(510)	(202)	(850)	(362)
Interest expense	32	37	66	62
Income tax provision	1,084	741	1,498	1,527
Stock based compensation expense	427	436	846	840
Depreciation and amortization	6,019	6,001	12,091	11,903
Adjusted EBITDA from continuing operations	$10,708	$9,238	$20,936	$17,903

GAAP net income	$2,545	$2,266	$26,392	$3,552
Interest income	(510)	(202)	(850)	(362)
Interest expense	32	37	66	62
Income tax provision	693	754	11,816	1,432
Stock based compensation expense	427	478	755	919
Depreciation and amortization	6,019	6,531	12,273	12,918
Adjusted EBITDA	$9,206	$9,864	$50,452	$18,521

GAAP operating income	$4,264	$2,801	$7,994	$5,165
Adjustment for deferred revenue write-down	30	548	76	1,392
Non-GAAP operating income	$4,294	$3,349	$8,070	$6,557

GAAP net income	$2,545	$2,266	$26,392	$3,552
Adjustment for deferred revenue write-down, net of tax	23	411	63	990
Non-GAAP net income	$2,568	$2,677	$26,455	$4,542

Liquidity and Capital Resources

Net cash provided by operating activities from continuing operations decreased by $5.0 million to $16.2 million during the six months ended June 30, 2018 from $21.2 million during the six months ended June 30, 2017. The decrease compared to the prior year period primarily resulted from changes in receivables, prepaid expenses and other current assets, and current liabilities. The number of days sales outstanding (“DSO”) was 54 days for the second quarter of 2018 compared to 58 days for the second quarter of 2017. The decrease in DSO primarily relates to improved collections in the Provider Solutions segment as compared to the prior year period. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash provided by investing activities from continuing operations was approximately $52.9 million for the six months ended June 30, 2018 compared to net cash used in investing activities from continuing operations of $16.5 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, the Company divested its PX business segment, receiving net proceeds from the sale of $57.8 million (not including the $6.55 million portion of the purchase price being held in escrow for a period of time following the closing as a source of recovery for indemnification claims) and had maturities of marketable securities of $44.7 million. These sources of cash were partially offset by purchases of $3.3 million of property and equipment, $5.1 million for capitalized software development, and $41.3 million for investments in marketable securities. During the six months ended June 30, 2017, the Company’s uses of cash included $48.9 million for investments in marketable securities, $3.7 million for purchases of property and equipment, and $5.0 million for capitalized software development. These uses of cash were partially offset by maturities of marketable securities of $41.0 million.

Net cash used in financing activities from continuing operations was approximately $30.1 million for the six months ended June 30, 2018 compared to $162,000 for the six months ended June 30, 2017. For the six months ended June 30, 2018, the Company made cash dividend payments of $32.4 million and made an earn-out payment of $37,000 in connection with a prior business combination. The uses of cash for both the six months ended June 30, 2018 and 2017 included the payment of employee payroll taxes in relation to the vesting of restricted stock units (“RSU”). In this regard, the Company net-share settled the employee RSUs by withholding shares with value equivalent to the employee’s minimum statutory obligation for the applicable income and other employment taxes. The source of cash from financing activities for both the six months ended June 30, 2018 and 2017 was from the exercise of stock options.

Our balance sheet reflects positive working capital of $128.4 million at June 30, 2018 compared to $98.7 million at December 31, 2017. The increase in working capital is primarily a result of the proceeds from the PX business divestiture, offset by the payment of cash dividends. The Company’s primary source of liquidity as of June 30, 2018 was $122.6 million of cash and cash equivalents and $43.0 million of marketable securities. The Company also has a $50.0 million revolving credit facility, all of which was available for additional borrowing at June 30, 2018. The revolving credit facility expires on November 24, 2018, unless earlier renewed or amended.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, and capital expenditures for at least the next 12 months.

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense.  Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of June 30, 2018, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of June 30, 2018 and during the six months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $165.5 million at June 30, 2018. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $409,000.

The Company’s investment policy and strategy is focused on investing in highly rated securities, with the objective of minimizing the potential risk of principal loss. The Company’s policy limits the amount of credit exposure to any single issuer and sets limits on the average portfolio maturity.

The above market risk discussion and the estimated amounts presented are forward‑looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the second quarter of 2018 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

10.1^

Restricted Share Unit Agreement, dated May 15, 2018, by and between HealthStream, Inc. and J. Edward Pearson (incorporated by reference from Exhibit 10.1 filed with HealthStream, Inc.’s Current Report on Form 8-K filed with the SEC on May 16, 2018)

10.2^

Restricted Share Unit Agreement, dated May 15, 2018, by and between HealthStream, Inc. and Michael Sousa (incorporated by reference from Exhibit 10.2 filed with HealthStream, Inc.’s Current Report on Form 8-K filed with the SEC on May 16, 2018)

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

HEALTHSTREAM, INC.

August 7, 2018	By:	/s/ Gerard M. Hayden, Jr.
Gerard M. Hayden, Jr.
Chief Financial Officer