Form 10-Q
period 2018-09-30
HEALTHSTREAM INC
filed 2018-10-29
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2018, there were 32,325,409 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$130,283	$84,768
Marketable securities	44,025	46,350
Accounts receivable, net of allowance for doubtful accounts of $1,112 and $1,979 at September 30, 2018 and December 31, 2017, respectively	28,835	36,691
Accounts receivable - unbilled	2,597	1,327
Prepaid royalties, net of amortization	14,205	16,137
Other prepaid expenses and other current assets	10,714	8,330
Current assets of discontinued operations	—	6,125
Total current assets	230,659	199,728

Property and equipment, net of accumulated depreciation of $28,497 and $24,392 at September 30, 2018 and December 31, 2017, respectively	8,683	8,092
Capitalized software development, net of accumulated amortization of $44,316 and $37,174 at September 30, 2018 and December 31, 2017, respectively	16,770	16,014
Goodwill	86,144	86,144
Customer-related intangibles, net of accumulated amortization of $21,692 and $17,033 at September 30, 2018 and December 31, 2017, respectively	55,022	59,681
Other intangible assets, net of accumulated amortization of $9,896 and $7,708 at September 30, 2018 and December 31, 2017, respectively	6,628	8,816
Deferred tax assets	-	45
Deferred commissions	13,474	—
Non-marketable equity investments	3,359	3,772
Other assets	761	754
Long-term assets of discontinued operations	—	28,073
Total assets	$421,500	$411,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,135	$16,507
Accrued royalties	15,223	12,849
Deferred revenue	62,151	64,938
Current liabilities of discontinued operations	—	6,772
Total current liabilities	97,509	101,066

Deferred tax liabilities	5,082	—
Deferred revenue, noncurrent	2,333	6,287
Other long term liabilities	882	1,048
Long-term liabilities of discontinued operations	—	2,548
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 32,325 and 31,908 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	286,128	282,666
Retained earnings	29,583	17,542
Accumulated other comprehensive loss	(17)	(38)
Total shareholders’ equity	315,694	300,170
Total liabilities and shareholders’ equity	$421,500	$411,119

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues, net	$59,925	$54,743	$171,791	$159,630
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	25,102	22,523	70,586	64,898
Product development	6,600	6,002	19,149	17,929
Sales and marketing	8,559	9,145	26,536	27,764
Other general and administrative expenses	8,997	8,371	24,769	23,269
Depreciation and amortization	6,006	5,971	18,097	17,874
Total operating costs and expenses	55,264	52,012	159,137	151,734

Operating income	4,661	2,731	12,654	7,896

Other (loss) income, net	(548)	186	241	481

Income from continuing operations before income tax provision	4,113	2,917	12,895	8,377
Income tax provision	1,077	1,182	2,575	2,709
Income from continuing operations	3,036	1,735	10,320	5,668
Discontinued operations
Income (loss) from discontinued operations before income tax provision	—	1,238	(64)	762
Gain on sale of discontinued operations	—	—	29,490	—
Income tax provision	—	469	10,319	374
Income from discontinued operations	—	769	19,107	388
Net Income	$3,036	$2,504	$29,427	$6,056

Earnings per share – basic:
Continuing operations	$0.09	$0.06	$0.32	$0.18
Discontinued operations	—	0.02	0.59	0.01
Earnings per share - basic	$0.09	$0.08	$0.91	$0.19

Earnings per share - diluted:
Continuing operations	$0.09	$0.06	$0.32	$0.18
Discontinued operations	—	0.02	0.59	0.01
Earnings per share - diluted	$0.09	$0.08	$0.91	$0.19

Weighted average shares of common stock outstanding:
Basic	32,322	31,893	32,244	31,848
Diluted	32,415	32,217	32,308	32,183
Dividends declared per share	$—	$—	$1.00	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$3,036	$2,504	$29,427	$6,056

Other comprehensive income, net of taxes:
Unrealized gain on marketable securities	16	16	21	31
Total other comprehensive income	16	16	21	31
Comprehensive income	$3,052	$2,520	$29,448	$6,087

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

Nine Months Ended September 30, 2018

(In thousands)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2017	31,908	$282,666	$17,542	$(38)	$300,170
Cumulative effect of accounting change	—	—	15,132	—	15,132
Net income	—	—	29,427	—	29,427
Comprehensive income	—	—	—	21	21
Dividends declared on common stock ($1.00 per share)	—	—	(32,518)	—	(32,518)
Stock based compensation	—	1,215	—	—	1,215
Common stock issued under stock plans, net of shares withheld for employee taxes	417	2,247	—	—	2,247
Balance at September 30, 2018	32,325	$286,128	$29,583	$(17)	$315,694

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$29,427	$6,056
Income from discontinued operations	(19,107)	(388)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,097	17,874
Stock-based compensation	1,306	1,241
Provision for doubtful accounts	690	820
Deferred income taxes	661	710
(Gain) loss on non-marketable equity investments	(25)	5
Change in fair value of cost method investments	1,271	—
Other	(22)	351
Changes in operating assets and liabilities:
Accounts and unbilled receivables	5,865	4,422
Prepaid royalties	1,030	1,006
Other prepaid expenses and other current assets	(682)	7
Other assets	(927)	(128)
Accounts payable and accrued expenses	(10,811)	1,750
Accrued royalties	2,373	91
Deferred revenue	658	(1,464)
Net cash provided by continuing operating activities	29,804	32,353
Net cash (used in) provided by discontinued operating activities	(1,003)	3,310
Net cash provided by operating activities	28,801	35,663

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	57,827	—
Proceeds from maturities of marketable securities	59,452	69,566
Purchases of marketable securities	(57,085)	(79,290)
Payments to acquire cost method investments	(833)	(500)
Payments associated with capitalized software development	(8,042)	(7,480)
Purchases of property and equipment	(4,342)	(4,828)
Net cash provided by (used in) continuing investing activities	46,977	(22,532)
Net cash used in discontinued investing activities	(115)	(2,217)
Net cash provided by (used in) investing activities	46,862	(24,749)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,582	322
Taxes paid related to net settlement of equity awards	(335)	(410)
Payment of earn-outs related to prior acquisitions	(38)	—
Payment of cash dividends	(32,357)	—
Net cash used in continuing financing activities	(30,148)	(88)
Net cash used in discontinued financing activities	—	—
Net cash used in financing activities	(30,148)	(88)

Net increase in cash and cash equivalents	45,515	10,826
Cash and cash equivalents at beginning of period	84,768	49,634
Cash and cash equivalents at end of period	$130,283	$60,460

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

On February 12, 2018, the Company divested its Patient Experience (“PX”) business to Press Ganey Associates, Inc. (“Press Ganey”). The sale of the PX business resulted in the divestiture of the Company’s patient experience solutions business segment. The Company has classified the results of its previously owned PX business as discontinued operations in its condensed consolidated statements of income and cash flows for all periods presented. Additionally, the related assets and liabilities are reported as assets and liabilities of discontinued operations in the Company’s condensed consolidated balance sheet as of December 31, 2017. See Note 8 for additional information.

The condensed consolidated balance sheet at December 31, 2017 was derived from the audited consolidated financial statements at that date and adjusted for discontinued operations as noted above but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2017 (included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2018).

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (referred to as Accounting Standards Codification (“ASC”) Topic 606, or “ASC 606”). This guidance supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC 605”), and most industry-specific revenue recognition guidance throughout the Industry Topics of the ASC. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires deferral of incremental costs of obtaining a contract with a customer. Collectively, ASC 606 and Subtopic 340-40 are referred to as the “new standard.”

The Company adopted the new standard effective January 1, 2018 utilizing the modified retrospective approach. Adoption of the new standard resulted in changes to the Company’s accounting policies for revenue recognition, trade and other receivables, and deferred commissions. See Note 3 for additional information regarding the new standard and its impact on the Company’s balance sheet and statements of income.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The guidance, among other things, requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company adopted ASU 2016-01 effective January 1, 2018 on a prospective basis. See Note 11 for additional information regarding ASU 2016-01 and its impact on the Company’s balance sheet and statements of income.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), which requires lessees to recognize assets and liabilities for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee is not expected to significantly change under such guidance. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018, such that this standard will be effective January 1, 2019 for the Company. The Company is in the process of implementing the standard in preparation for the January 1, 2019 adoption date, and has identified that the standard is expected to result in changes to current accounting policies, processes, and internal controls, with the most significant impact being to the balance sheet as a result of recognizing right of use assets and liabilities for real estate leases; however, the Company has not yet completed its assessment of the financial impact of the Company’s adoption of this accounting standard on its future consolidated financial statements.

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

3. REVENUE RECOGNITION AND SALES COMMISSIONS

Adoption of ASC 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted the new standard using the modified retrospective approach applied to contracts not completed as of January 1, 2018. As such, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported in accordance with ASC 605.

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

The impact of adopting ASC 606 on the Company’s condensed consolidated balance sheet as of September 30, 2018 and statements of income for the three and nine months ended September 30, 2018 was as follows (in thousands):

	September 30, 2018
Balance Sheet	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Prepaid royalties, net	$14,205	$15,375	$(1,170)
Other prepaid expenses and other current assets	10,714	12,459	(1,745)
Deferred commissions	13,474	—	13,474

Liabilities
Deferred revenue, current	62,151	66,885	(4,734)
Deferred revenue, noncurrent	2,333	5,673	(3,340)

Shareholders’ equity
Retained earnings	29,583	27,577	2,006

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. REVENUE RECOGNITION AND SALES COMMISSIONS (continued)

	Three Months Ended September 30, 2018
Income Statement	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues, net	$59,925	$59,291	$634

Costs and expenses
Cost of revenues (excluding depreciation and amortization)	25,102	25,154	(52)
Sales and marketing	8,559	8,982	(423)
Operating income	4,661	3,552	1,109
Income from continuing operations before income tax provision	4,113	3,004	1,109
Income tax provision	1,077	787	290
Income from continuing operations	3,036	2,217	819
Net income	3,036	2,217	819

	Nine Months Ended September 30, 2018
Income Statement	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues, net	$171,791	$171,053	$738

Costs and expenses
Cost of revenues (excluding depreciation and amortization)	70,586	70,318	268
Sales and marketing	26,536	28,572	(2,036)
Operating income	12,654	10,148	2,506
Income from continuing operations before income tax provision	12,895	10,389	2,506
Income tax provision	2,575	2,075	500
Income from continuing operations	10,320	8,314	2,006
Net income	29,427	27,421	2,006

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services.

Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues included in continuing operations disaggregated by revenue source for the three and nine months ended September 30, 2018 (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription/SaaS services	$47,639	$8,521	$56,160	$137,083	$26,221	$163,304
Professional services	1,489	2,276	3,765	3,960	4,527	8,487
Total revenues, net	$49,128	$10,797	$59,925	$141,043	$30,748	$171,791

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. REVENUE RECOGNITION AND SALES COMMISSIONS (continued)

Subscription/SaaS services revenues primarily consist of fees that provide customers access to one or more of our SaaS-based solutions and/or courseware subscriptions, which include routine customer support and technology enhancements. Revenue is generally recognized over time during the contract term beginning when the service is made available to the customer. Subscription/SaaS contracts are generally non-cancelable, one to five years in length, and billed annually, semi-annually, quarterly, or monthly in advance.

Professional services revenues primarily consist of fees for implementation services, custom courseware development, and training. The majority of our professional services contracts are billed in advance based on a fixed price basis, and revenue is recognized over time as the services are performed. For both subscription/SaaS services and professional services, the time between billing the customer and when performance obligations are satisfied is not significant.

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

Other receivables, which are included within Accounts Receivable, include receivables from certain content partners and are not material. For the three months ended September 30, 2018 and 2017, the Company recognized $300,000 and $350,000 in impairment losses on receivables and contract assets arising from the Company’s contracts with customers. For the nine months ended September 30, 2018 and 2017, the Company recognized $690,000 and $820,000 in impairment losses on receivables and contract assets arising from the Company’s contracts with customers.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three and nine months ended September 30, 2018, we recognized revenues of approximately $32.4 million and $59.0 million from amounts included in deferred revenue at the beginning of the period. As of September 30, 2018, approximately $370 million of revenue is expected to be recognized from remaining performance obligations under contract with customers. We expect to recognize revenue on approximately 46% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by our sales organization are considered incremental and recoverable costs of obtaining a contract with a customer. The Company’s sales commission plans for 2018 typically include multiple payments, including initial payments in the period a customer contract is obtained and subsequent payments either 15 or 27 months after the initial payment. Under ASC 606, costs to acquire contracts with customers, such as the initial sales commission payment, are capitalized and amortized consistent with the pattern of revenue recognition, whereas subsequent sales commission payments which require a substantive performance condition of the employee are expensed ratably through the payment date. In contrast, under ASC 605, initial sales commission payments were expensed in the period earned. Under ASC 606, the initial commission payments are capitalized in the period a customer contract is obtained and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. The capitalized contract cost is included in Deferred commissions in the accompanying condensed consolidated balance sheet. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or expected customer relationship period, limited by the technological obsolescence period of approximately three years. The Company recorded amortization of deferred commissions of approximately $2.0 million and $5.7 million for the three and nine months ended September 30, 2018, respectively, which is included in Sales and marketing expenses in the accompanying condensed consolidated statements of income.

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

During the three months ended September 30, 2018 and 2017, the Company recorded a provision for income taxes from continuing operations of approximately $1.1 million and $1.2 million, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded a provision for income taxes from continuing operations of approximately $2.6 million and $2.7 million, respectively. The Company’s effective tax rate for continuing operations for the nine months ended September 30, 2018 and 2017 was 20% and 32%, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded excess tax benefits primarily from stock option exercises of approximately $692,000 and $428,000, respectively, as a component of the provision for income taxes. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences.

In December 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted into law, significantly changing income tax law that affects U.S corporations. Key changes included a corporate tax rate reduction from 35 percent to 21 percent effective January 1, 2018, expensing of certain qualified property, significant changes to the U.S international tax system such as a one-time transition tax on accumulated foreign earnings, and changing how foreign earnings are subject to U.S. tax. The Company was required to recognize the effects of the tax law changes in the period of enactment, including the determination of the transition tax and the re-measurement of deferred taxes as well as to re-assess the realizability of the deferred tax assets. Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows companies to record provisional amounts related to the effects of the Tax Act to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate during a measurement period not to extend beyond one year from the enactment date. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued by the U.S. Treasury Department, the Internal Revenue Service ("IRS"), and other standard-setting bodies in the future, the Company has not completed its analysis of the income tax effects of the Tax Act. Any such provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon the Company's ongoing analysis of its data and tax positions along with new guidance from regulators and interpretations of the law. The Company intends to complete its accounting for the Tax Act in the fourth quarter of 2018 in accordance with the prescribed measurement period under SAB 118.

5.  STOCKHOLDERS’ EQUITY

Dividends on Common Stock

On February 12, 2018, the Company’s Board of Directors declared a $1.00 per common share special cash dividend, which was paid on April 3, 2018 to shareholders of record on March 6, 2018.

Stock Based Compensation

The Company has stock awards outstanding under two stock incentive plans: the Company’s 2016 Omnibus Incentive Plan and 2010 Stock Incentive Plan. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share based payments, including stock options and restricted share units (“RSUs”). During the nine months ended September 30, 2018, the Company issued 83,168 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $24.70 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the nine months ended September 30, 2017, the Company issued 111,039 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $23.43 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

During the three months ended June 30, 2018, the Company granted 70,000 performance-based RSUs, the vesting of which occurs over a five year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis. The measurement date for 7,000 of these performance-based RSUs was established during the three months ended September 30, 2018, with a grant date fair value of $29.39 per share, measured based on the closing fair market value of the Company’s stock on the date the performance criteria was established. The performance criteria for the remaining 63,000 performance-based RSUs has not yet been determined and will be established on an annual basis in 2019, 2020, 2021, and 2022, as applicable; therefore, the measurement date for these performance-based RSUs cannot be determined until the performance criteria have been established.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.  STOCKHOLDERS’ EQUITY (continued)

Total stock based compensation expense recognized for the three and nine months ended September 30, 2018 and 2017, which is recorded within continuing operations in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues (excluding depreciation and amortization)	$10	$8	$28	$29
Product development	72	72	217	204
Sales and marketing	50	35	132	169
Other general and administrative	327	286	929	839
Total stock based compensation expense	$459	$401	$1,306	$1,241

6.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 70,000 and 31,000 for the three months ended September 30, 2018 and 2017, respectively, and approximately 100,000 and 68,000 for the nine months ended September 30, 2018 and 2017, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations	$3,036	$1,735	$10,320	$5,668
Income from discontinued operations	—	769	19,107	388
Net income	$3,036	$2,504	$29,427	$6,056
Denominator:
Weighted-average shares outstanding	32,322	31,893	32,244	31,848
Effect of dilutive shares	93	324	64	335
Weighted-average diluted shares	32,415	32,217	32,308	32,183

Earnings (loss) per share – basic:
Continuing operations	$0.09	$0.06	$0.32	$0.18
Discontinued operations	—	0.02	0.59	0.01
Earnings per share - basic	$0.09	$0.08	$0.91	$0.19

Earnings (loss) per share – diluted:
Continuing operations	$0.09	$0.06	$0.32	$0.18
Discontinued operations	—	0.02	0.59	0.01
Earnings per share - diluted	$0.09	$0.08	$0.91	$0.19

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. MARKETABLE SECURITIES

At September 30, 2018 and December 31, 2017, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	September 30, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$37,554	$—	$(17)	$37,537
Government-sponsored enterprise debt securities	6,488	—	—	6,488
Total	$44,042	$—	$(17)	$44,025

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$41,900	$1	$(39)	$41,862
Government-sponsored enterprise debt securities	4,488	1	(1)	4,488
Total	$46,388	$2	$(40)	$46,350

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of September 30, 2018, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the nine months ended September 30, 2018 and 2017, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as current assets on the balance sheet because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. DISCONTINUED OPERATIONS

Patient Experience

On February 12, 2018, the Company divested its PX business to Press Ganey for $65.5 million in cash (without giving effect to the post-closing adjustment based on the working capital of the PX business at closing), resulting in a gain, net of tax, of $19.1 million. Approximately $6.55 million of the proceeds are being held in escrow for a period of time following the closing as a source of recovery for indemnification claims by Press Ganey. The Company estimated the fair value of the contingent consideration asset based on the likelihood of receiving cash proceeds from the escrow. This contingency is remeasured at fair value based on changes in facts each period through the Gain on sale of discontinued operations line within the condensed consolidated statements of income. The sale of the PX business was effected (i) by the contribution by the Company of specified assets and certain liabilities used in the PX business to a newly-formed wholly-owned subsidiary of the Company, and (ii) immediately thereafter, the sale by the Company to Press Ganey of all the outstanding equity interests of such wholly-owned subsidiary. In connection with such contribution, the Company retained certain liabilities related to the PX business.

This sale of the PX business resulted in the divestiture of the Company’s patient experience solutions business segment. The Company has classified the results of its PX business segment as discontinued operations in its condensed consolidated statements of income and cash flows for all periods presented. Additionally, the related assets and liabilities are reported as assets and liabilities of discontinued operations in the Company’s condensed consolidated balance sheet as of December 31, 2017.

The financial results of the PX business for the period prior to divestiture during the nine months ended September 30, 2018 and during the nine months ended September 30, 2017 are presented in discontinued operations in the Company’s condensed consolidated statements of income. The following table presents the financial results of the PX business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues, net	$—	$8,809	$3,342	$25,273
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	—	4,208	1,982	14,484
Product development	—	988	554	2,701
Sales and marketing	—	972	460	3,347
Other general and administrative expenses	—	792	229	2,353
Depreciation and amortization	—	599	181	1,614
Total operating costs and expenses	—	7,559	3,406	24,499

Operating income (loss)	—	1,250	(64)	774

Other loss	—	(12)	—	(12)

Income (loss) from discontinued operations before income tax provision	—	1,238	(64)	762
Income tax provision	—	469	—	374
Income (loss) from discontinued operations, net of income taxes	$—	$769	$(64)	$388

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

As noted above, the sale of the PX business on February 12, 2018 resulted in the divestiture of the Company’s Patient Experience Solutions segment. Beginning with the first quarter of 2018, the Company classified the results of its Patient Experience Solutions segment as discontinued operations in its condensed consolidated statements of income and cash flows for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are shown separately in the Company’s condensed consolidated balance sheet as of December 31, 2017. See Note 8 for additional information.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. BUSINESS SEGMENTS (continued)

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information for the three and nine months ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues, net:	2018	2017	2018	2017
Workforce Solutions	$49,128	$44,603	$141,043	$132,561
Provider Solutions	10,797	10,140	30,748	27,069
Total revenues, net	$59,925	$54,743	$171,791	$159,630

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating income from continuing operations:	2018	2017	2018	2017
Workforce Solutions	$10,013	$8,477	$29,074	$25,785
Provider Solutions	1,684	934	2,973	$856
Unallocated	(7,036)	(6,680)	(19,393)	$(18,745)
Total operating income from continuing operations	$4,661	$2,731	$12,654	$7,896

Segment assets *	September 30, 2018	December 31, 2017
Workforce Solutions	$91,696	$90,055
Provider Solutions	143,781	150,797
Discontinued operations	—	34,198
Unallocated	186,023	136,069
Total assets	$421,500	$411,119

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

As of September 30, 2018, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three and nine months ended September 30, 2018.

11. NON-MARKETABLE EQUITY INVESTMENTS

Non-marketable equity investments are accounted for using the equity method when the Company can exercise significant influence over the investee. Non-marketable equity investments where the Company is not able to exercise significant influence over the investee are accounted for under the cost method. ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), became effective for the Company as of January 1, 2018 and requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  During the three months ended September 30, 2018, the Company recorded a $1.3 million reduction to the carrying value of a cost method investment due to a change in fair value, based on observable prices from an orderly transaction for a similar investment made in this investee. The fair value adjustment is included in Other (loss) income, net in the accompanying condensed consolidated statements of income. The aggregate carrying amount of all cost method investments was $2.1 million and $2.5 million as of September 30, 2018 and December 31, 2017, respectively, which carrying value we evaluate for impairment at each reporting period. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

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

On February 12, 2018, the Company divested its PX business to Press Ganey for $65.5 million in cash (without giving effect to the post-closing adjustment based on the working capital of the PX business at closing), resulting in a gain, net of tax, of $19.1 million. The sale of the PX business resulted in the divestiture of the Company’s patient experience solutions business segment. With the proceeds of the sale, our Board of Directors declared a $1.00 per common share special cash dividend, which was paid on April 3, 2018 to shareholders of record on March 6, 2018. For additional information regarding the disposition of the PX business, including certain pro forma financial information reflecting the disposition of the PX business, see our Current Report on Form 8-K filed with the SEC on February 12, 2018.

Key financial indicators of operations for the third quarter of 2018 are set forth in the bullets below. These indicators (i) reflect results from continuing operations (i.e., 2017 and 2018 results do not include the gain on the sale of the PX business or the results of operations of such business prior to this sale), and (ii) 2018 results are presented in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), whereas results for 2017 are presented in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”).

•	Revenues of $59.9 million in the third quarter of 2018, up 9% from $54.7 million in the third quarter of 2017 with $634,000 positive impact in the third quarter of 2018 from the application of ASC 606
•

Operating income of $4.7 million in the third quarter of 2018, up 71% from $2.7 million in the third quarter of 2017 with $1.1 million positive impact in the third quarter of 2018 from the application of ASC 606

•

Income from continuing operations of $3.0 million in the third quarter of 2018, up 75% from $1.7 million in the third quarter of 2017 with $819,000 positive impact in the third quarter of 2018 from the application of ASC 606

•

Earnings per share (“EPS”) from continuing operations of $0.09 per share (diluted) in the third quarter of 2018, compared to EPS from continuing operations of $0.06 per share (diluted) in the third quarter of 2017

•

Adjusted EBITDA[1] from continuing operations of $11.1 million in the third quarter of 2018, up 22% from $9.1 million in the third quarter of 2017 with $1.1 million positive impact in the third quarter of 2018 from the application of ASC 606

(1)

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to the Consolidated Financial Statements in our 2017 Form 10-K and the Notes to the Condensed Consolidated Financial Statements herein which contain additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2017 Form 10-K except as disclosed in the Notes to the Condensed Consolidated Financial Statements herein. Note 2 in the Notes to Condensed Consolidated Financial Statements summarizes new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) that has been recently adopted by the Company, or not yet adopted by the Company, and our evaluation of such accounting guidance and the anticipated impact of such guidance (if known) on the Company. Note 3 in the Notes to Condensed Consolidated Financial Statements summarizes our critical accounting polices related to the new revenue recognition accounting standard and its impact on our financial results as reflected in our balance sheet and statements of income.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues, net. Revenues increased approximately $5.2 million, or 9%, to $59.9 million for the three months ended September 30, 2018 from $54.7 million for the three months ended September 30, 2017. The application of ASC 606 had a positive impact on revenues of approximately $634,000 for the third quarter of 2018, compared to ASC 605. In addition, revenues for 2018 were positively impacted by lower deferred revenue write-downs, which were $703,000 during the third quarter of 2018, compared to $146,000 during the third quarter of 2017. See “Reconciliation of Non-GAAP Financial Measures” below for additional information.

A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended September 30,
Revenues by Business Segment:	2018	2017	Percentage Change
Workforce Solutions	$49,128	$44,603	10%
Provider Solutions	10,797	10,140	6%
Total revenues, net	$59,925	$54,743	9%

% of Revenues
Workforce Solutions	82%	81%
Provider Solutions	18%	19%

Revenues for HealthStream Workforce Solutions increased approximately $4.5 million, or 10%, to $49.1 million for the three months ended September 30, 2018 from $44.6 million for the three months ended September 30, 2017.  Revenue growth in 2018 was positively influenced by an increase in subscription-based product revenues, including higher revenues from our resuscitation and compliance products. Our implemented subscriber base increased by 7% over the third quarter of 2017 to 4,827,000 implemented subscribers at September 30, 2018 compared to 4,495,000 implemented subscribers at September 30, 2017.

Additionally, we had a 4% increase in total subscribers over the third quarter of 2017, with 4,852,000 total subscribers at September 30, 2018 compared to 4,649,000 total subscribers at September 30, 2017.

Revenues for HealthStream Provider Solutions increased approximately $657,000, or 6%, to $10.8 million for the three months ended September 30, 2018 from $10.1 million for the three months ended September 30, 2017. This increase was primarily a result of professional services revenues from Morrisey Associates, Inc. (“MAI”), which we acquired in August 2016.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $2.6 million, or 11%, to $25.1 million for the three months ended September 30, 2018 from $22.5 million for the three months ended September 30, 2017. Cost of revenues as a percentage of revenues was 42% and 41% for the three months ended September 30, 2018 and 2017, respectively.

Cost of revenues for HealthStream Workforce Solutions increased approximately $2.4 million to $21.8 million and approximated 44% and 43% of revenues for HealthStream Workforce Solutions for the three months ended September 30, 2018 and 2017, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues. Cost of revenues for HealthStream Provider Solutions increased approximately $157,000 to $3.3 million and approximated 30% and 31% of HealthStream Provider Solutions revenues for the three months ended September 30, 2018 and 2017, respectively. The increase is primarily associated with increases in personnel costs and hosting over the prior year period.

Product Development. Product development expenses increased approximately $598,000, or 10%, to $6.6 million for the three months ended September 30, 2018 from $6.0 million for the three months ended September 30, 2017. Product development expenses as a percentage of revenues were 11% for both the three months ended September 30, 2018 and 2017.

Product development expenses for HealthStream Workforce Solutions increased approximately $476,000 to $5.4 million and approximated 11% of revenues for HealthStream Workforce Solutions for both the three months ended September 30, 2018 and 2017. The increase is primarily due to increases to personnel over the prior year period. Product development expenses for HealthStream Provider Solutions increased approximately $122,000 to $1.2 million and approximated 12% and 11% of revenues for HealthStream Provider Solutions for the three months ended September 30, 2018 and 2017, respectively. The increase is primarily due to increases to personnel over the prior year period.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased approximately $586,000, or 6%, to $8.6 million for the three months ended September 30, 2018 from $9.1 million for the three months ended September 30, 2017. Sales and marketing expenses were 14% and 17% of revenues for the three months ended September 30, 2018 and 2017, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions decreased approximately $249,000 to $6.9 million and approximated 14% and 16% of revenues for HealthStream Workforce Solutions for the three months ended September 30, 2018 and 2017, respectively. The decrease is primarily due to lower personnel costs as well as lower sales commissions resulting from the adoption of ASC 606 effective January 1, 2018. Under ASC 606, costs to acquire contracts with customers, such as initial sales commission payments, are capitalized and amortized consistent with the pattern of revenue recognition, whereas under ASC 605 such costs were expensed, which resulted in faster expense recognition. Sales and marketing expenses for HealthStream Provider Solutions decreased approximately $219,000 to $1.4 million and approximated 13% and 16% of revenues for HealthStream Provider Solutions for the three months ended September 30, 2018 and 2017, respectively. The decrease is due to lower sales commissions as a result of lower sales production and from adopting ASC 606. The unallocated corporate portion of sales and marketing expenses decreased approximately $118,000 to $245,000 compared to the prior year period primarily due to decreases in personnel costs.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $626,000, or 7%, to $9.0 million for the three months ended September 30, 2018 from $8.4 million for the three months ended September 30, 2017. Other general and administrative expenses as a percentage of revenues were 15% of revenues for both the three months ended September 30, 2018 and 2017.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $432,000 to $2.6 million and approximated 5% of HealthStream Workforce Solutions revenues for both the three months ended September 30, 2018 and 2017. The increase is primarily due to higher administrative costs and higher bad debt expense. Other general and administrative expenses for HealthStream Provider Solutions decreased approximately $348,000 to $894,000 and approximated 8% and 12% of HealthStream Provider Solutions revenues for the three months ended September 30, 2018 and 2017, respectively. The decrease is due to a reduction in bad debt expense compared to the prior year period, which resulted from improved collections from customers. The unallocated corporate portion of other general and administrative expenses increased approximately $542,000 to $5.5 million compared to the prior year period primarily due to increases to personnel, contract labor, professional services, and other administrative costs.

Depreciation and Amortization. Depreciation and amortization was approximately $6.0 million for both the three months ended September 30, 2018 and 2017.

Other (Loss) Income, Net. Other (loss) income, net was a loss of approximately $548,000 for the three months ended September 30, 2018 compared to income of $186,000 for the three months ended September 30, 2017. The decrease resulted from a $1.3 million decline in the fair value of a minority equity investment accounted for under the cost method of accounting, but was partially offset by higher interest income of $515,000 from cash and investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes from continuing operations of approximately $1.1 million for the three months ended September 30, 2018 compared to $1.2 million for the three months ended September 30, 2017. The Company’s effective tax rate was 26% for the three months ended September 30, 2018 compared to 41% for the three months ended September 30, 2017. The decrease in the effective tax rate primarily resulted from the decrease in the enacted federal corporate income tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act of 2017 that was signed into law in December 2017.

Income from Continuing Operations. Income from continuing operations was $3.0 million in the third quarter of 2018, up from $1.7 million in the third quarter of 2017. Income from continuing operations in the third quarter of 2018 was positively impacted by the increase in revenues noted above. In addition, the application of ASC 606 positively impacted income from continuing operations in the third quarter of 2018 in the amount of $819,000. Income from continuing operations was negatively impacted in the amount of $938,000, net of tax, from the decline in the fair value of a minority equity investment noted above as well as by the increased amount of deferred revenue write-downs in the third quarter of 2018 compared to the 2017 period. See “Reconciliation of Non-GAAP Financial Measures” below for additional information. EPS from continuing operations was $0.09 and $0.06 per share (diluted) for the three months ended September 30, 2018 and 2017, respectively.

Income on Discontinued Operations. Income from discontinued operations was zero for the three months ended September 30, 2018, compared to $769,000 for the three months ended September 30, 2017.

Net Income. Net income increased approximately $532,000, to $3.0 million for the three months ended September 30, 2018 from $2.5 million for the three months ended September 30, 2017. EPS was $0.09 and $0.08 per share (diluted) for the three months ended September 30, 2018 and 2017, respectively.

Adjusted EBITDA from continuing operations increased 22% to $11.1 million for the third quarter of 2018, compared to $9.1 million for the third quarter of 2017. The application of ASC 606 had a positive impact of $1.1 million on adjusted EBITDA from continuing operations during the third quarter of 2018.

Adjusted EBITDA (from continuing and discontinued operations) increased 2% to $11.1 million for the three months ended September 30, 2018, compared to $11.0 million for the three months ended September 30, 2017. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA from continuing operations and adjusted EBITDA to the most directly comparable measures under US GAAP.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues, net. Revenues increased approximately $12.2 million, or 8%, to $171.8 million for the nine months ended September 30, 2018 from $159.6 million for the nine months ended September 30, 2017. The adoption of ASC 606 had a positive impact on revenues of approximately $738,000 for the nine months ended September 30, 2018, compared to ASC 605. In addition, revenue for 2018 was positively impacted by lower deferred revenue write-downs, which were $779,000 during the nine months ended September 30, 2018 compared to $1.5 million during the nine months ended September 30, 2017. See “Reconciliation of Non-GAAP Financial Measures” below for additional information.

A comparison of revenues by business segment is as follows (in thousands):

	Nine Months Ended September 30,
Revenues by Business Segment:	2018	2017	Percentage Change
Workforce Solutions	$141,043	$132,561	6%
Provider Solutions	30,748	27,069	14%
Total revenues, net	$171,791	$159,630	8%

% of Revenues
Workforce Solutions	82%	83%
Provider Solutions	18%	17%

Revenues for HealthStream Workforce Solutions increased approximately $8.5 million, or 6%, over the first nine months of 2017. Revenue growth in 2018 was positively influenced by an increase in subscription-based product revenues, including higher revenues from our resuscitation and compliance products, but was partially offset by an expected decline in ICD-10 readiness revenues of $905,000.

Revenues for HealthStream Provider Solutions increased approximately $3.7 million, or 14%, over the first nine months of 2017. This increase was primarily a result of growth from acquiring new customers and selling new products coupled with increased professional services revenues from our MAI acquisition.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $5.7 million, or 9%, to $70.6 million for the nine months ended September 30, 2018 from $64.9 million for the nine months ended September 30, 2017. Cost of revenues as a percentage of revenues was approximately 41% for both the nine months ended September 30, 2018 and 2017.

Cost of revenues for HealthStream Workforce Solutions increased approximately $4.5 million to $60.7 million and approximated 43% and 42% of revenues for HealthStream Workforce Solutions for the nine months ended September 30, 2018 and 2017, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and additions to personnel. Cost of revenues for HealthStream Provider Solutions increased approximately $1.2 million to $9.8 million and approximated 32% of HealthStream Provider Solutions revenues for both the nine months ended September 30, 2018 and 2017. The increase is primarily associated with higher hosting costs and increases to personnel over the prior year period.

Product Development. Product development expenses increased approximately $1.2 million, or 7%, to $19.1 million for the nine months ended September 30, 2018 from $17.9 million for the nine months ended September 30, 2017. Product development expenses as a percentage of revenues were approximately 11% of revenues for both the nine months ended September 30, 2018 and 2017.

Product development expenses for HealthStream Workforce Solutions increased approximately $909,000 to $15.5 million and approximated 11% of revenues for HealthStream Workforce Solutions for both the nine months ended September 30, 2018 and 2017. The increase is primarily due to increases to personnel and related costs over the prior year period. Product development expenses for HealthStream Provider Solutions increased approximately $311,000 to $3.6 million and approximated 12% of revenues for HealthStream Provider Solutions for both the nine months ended September 30, 2018 and 2017. The increase is primarily due to increases to personnel and related costs over the prior year period.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased approximately $1.2 million, or 4%, to $26.5 million for the nine months ended September 30, 2018 from $27.8 million for the nine months ended September 30, 2017. Sales and marketing expenses were approximately 15% and 17% of revenues for the nine months ended September 30, 2018 and 2017, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions decreased approximately $1.1 million to $21.4 million and approximated 15% and 17% of revenues for HealthStream Workforce Solutions for the nine months ended September 30, 2018 and 2017, respectively. The decrease is primarily due to lower sales commissions compared to the prior year period as a result of adopting ASC 606 effective January 1, 2018 coupled with reductions to personnel and related costs. Sales and marketing expenses for HealthStream Provider Solutions decreased approximately $54,000 to $4.3 million and approximated 14% and 16% of revenues for HealthStream Provider Solutions for the nine months ended September 30, 2018 and 2017, respectively. The unallocated portion of sales and marketing expenses decreased approximately $47,000 to $903,000 compared to the prior year period.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $1.5 million, or 6%, to $24.8 million for the nine months ended September 30, 2018 from $23.3 million for the nine months ended September 30, 2017. Other general and administrative expenses as a percentage of revenues were approximately 14% and 15% of revenues for the nine months ended September 30, 2018 and 2017, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $874,000 to $7.0 million and approximated 5% of revenues for HealthStream Workforce Solutions for both the nine months ended September 30, 2018 and 2017. The increase is primarily due to increases in administrative costs and an increase to bad debt expense. Other general and administrative expenses for HealthStream Provider Solutions decreased approximately $404,000 to $3.4 million and approximated 11% and 14% of revenues for HealthStream Provider Solutions for the nine months ended September 30, 2018 and 2017, respectively. The decrease is due to lower bad debt expense compared to the prior year period, which resulted from improved collections from customers, coupled with reductions in personnel expenses. The unallocated corporate portion of other general and administrative expenses increased approximately $1.0 million compared to the first nine months of 2017 primarily due to increases to personnel costs, facilities expenses, and other administrative costs over the prior year period.

Depreciation and Amortization. Depreciation and amortization increased approximately $223,000, or 1%, to $18.1 million for the nine months ended September 30, 2018 from $17.9 million for the nine months ended September 30, 2017. The increase primarily resulted from increased amortization of capitalized software development.

Other (Loss) Income, Net. Other (loss) income, net was income of approximately $241,000 for the nine months ended September 30, 2018 compared to income of $481,000 for the nine months ended September 30, 2017. This decrease resulted from a $1.3 million decline in the fair value of a minority equity investment accounted for under the cost method of accounting, but was partially offset by higher interest income of $1.0 million from cash and investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of approximately $2.6 million and $2.7 million for the nine months ended September 30, 2018 and 2017, respectively. The Company’s effective tax rate was approximately 20% for the nine months ended September 30, 2018 compared to approximately 32% for the nine months ended September 30, 2017. The decrease in the effective tax rate was primarily due to the decrease in the enacted federal corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act of 2017 that was signed into law in December 2017, coupled with an increase in excess tax benefits of $264,000, primarily from stock option exercises over the prior year period.

Income from Continuing Operations. Income from continuing operations was $10.3 million for the nine months ended September 30, 2018, up from $5.7 million for the nine months ended September 30, 2017. Income from continuing operations for the nine months ended September 30, 2018 was positively impacted by the increase in revenues noted above. In addition, the application of ASC 606 positively impacted income from continuing operations for the nine months ended September 30, 2018 in the amount of $2.0 million. Income from continuing operations was also positively impacted by lower deferred revenue write-downs, which were $583,000 during the nine months ended September 30, 2018 compared to $1.1 million during the nine months ended September 30, 2017. Income from continuing operations was negatively impacted in the amount of $938,000, net of tax, from the decline in the fair value of a minority equity investment noted above. See “Reconciliation of Non-GAAP Financial Measures” below for additional information. EPS from continuing operations was $0.32 and $0.18 per share (diluted) for the nine months ended September 30, 2018 and 2017, respectively.

Income from Discontinued Operations. Income from discontinued operations was $19.1 million for the nine months ended September 30, 2018, compared to $388,000 for the nine months ended September 30, 2017. Income from discontinued operations during the nine months ended September 30, 2018 was primarily driven by the gain, net of tax, of $19.1 million recognized by the Company in connection with the sale of the PX business, which occurred on February 12, 2018.

Net Income. Net income increased approximately $23.4 million to $29.4 million for the nine months ended September 30, 2018 compared to $6.1 million for the nine months ended September 30, 2017. The year over year increase was attributable to the
$19.1 million gain from the sale of the PX business and $4.7 million improvement in income from continuing operations. EPS was $0.91 and $0.19 per share (diluted) for the nine months ended September 30, 2018 and 2017, respectively.

Adjusted EBITDA from continuing operations increased 19% to $32.1 million for the nine months ended September 30, 2018, compared to $27.0 million for the nine months ended September 30, 2017. The application of ASC 606 had a positive impact of $2.5 million on adjusted EBITDA from continuing operations during the nine months ended September 30, 2018.

Adjusted EBITDA (from continuing and discontinued operations) increased 109% to $61.6 million for the nine months ended September 30, 2018 compared to $29.5 million for the nine months ended September 30, 2017. This increase resulted from the factors mentioned above. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA from continuing operations and adjusted EBITDA to the most directly comparable measures under US GAAP.

Discontinued Operations

On February 12, 2018, the Company divested its PX business to Press Ganey for $65.5 million in cash (without giving effect to the post-closing adjustment based on the working capital of the PX business at closing). This sale of the PX business resulted in the divestiture of our patient experience solutions business segment. We recorded a gain on sale, net of tax, of $19.1 million. With the proceeds of this sale, our Board of Directors declared a $1.00 per common share special cash dividend, which was paid on April 3, 2018 to shareholders of record on March 6, 2018.

We have classified the results of our PX business segment as discontinued operations in our condensed consolidated statements of income and cash flows for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as discontinued in our condensed consolidated balance sheet as of December 31, 2017. See Note 8 to our condensed consolidated financial statements included in this report for additional information.

Other Developments

As previously announced, Laerdal Medical A/S, a Norwegian company (“Laerdal”), provided notice that, upon the December 31, 2018 expiration of our existing agreements with Laerdal regarding the HeartCode and Resuscitation Quality Improvement (“RQI”) products, Laerdal does not intend to continue these existing agreements or enter into new agreements with HealthStream in relation to such products. Our Joint Marketing and Licensing Agreements with Laerdal for HeartCode and for RQI, respectively, remain unaltered and continue in effect through December 31, 2018. Up to that expiration date, we retain the right to offer HeartCode and RQI licenses that extend through December 31, 2020.  We retain exclusivity of RQI sales to our existing customer network through the agreement expiration date of December 31, 2018 and are prohibited from marketing, selling, and distributing substantially similar products to HeartCode and RQI during that time.

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

In order to better assess the Company’s financial results, management believes that net income before interest, income taxes, share-based compensation, depreciation and amortization, and changes in fair value of cost method investments (“adjusted EBITDA”) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain non-cash and non-operating items. Effective January 1, 2018, the Company adopted ASU 2016-01, which (among other things) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. During the three months ended September 30, 2018, the Company recorded a reduction to net income and net income from continuing operations from a change in the fair value of a minority equity investment accounted for under the cost method of accounting. The Company has included this adjustment in the calculation of adjusted EBITDA, and intends to continue to include any positive or negative changes in fair value of cost method investments in the calculation of adjusted EBITDA on a prospective basis, because management believes that such changes do not represent the ongoing operational performance of the Company.  Management also believes that adjusted EBITDA from continuing operations is a useful measure for evaluating the operating performance of the Company because such measure excludes the results of operations of the PX business that we no longer own and thus reflects the Company’s ongoing business operations and assists in comparing the Company’s results of operations between periods.   We also believe that adjusted EBITDA and adjusted EBITDA from continuing operations are useful to many investors to assess the Company’s ongoing results from current operations. Adjusted EBITDA and adjusted EBITDA from continuing operations are non-GAAP financial measures and should not be considered as measures of financial performance under GAAP.  Because adjusted EBITDA and adjusted EBITDA from continuing operations are not measurements determined in accordance with GAAP, such non-GAAP financial measures are susceptible to varying calculations. Accordingly, adjusted EBITDA and adjusted EBITDA from continuing operations, as presented, may not be comparable to other similarly titled measures of other companies, have limitations as analytical tools, and should not be considered in isolation or as substitutes for an analysis of the Company’s results as reported under US GAAP.

In recent years, including in connection with the August 2016 acquisition of MAI, the Company has acquired businesses whose net tangible assets include deferred revenue. In accordance with GAAP reporting requirements, following the completion of any such acquisition, the Company must record the acquired deferred revenue at fair value as defined in US GAAP, which may result in a write-down of deferred revenue. If the Company is required to record a write-down of deferred revenue, it may result in lower recognized revenue, operating income, and net income in subsequent periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP income from continuing operations	$3,036	$1,735	$10,320	$5,668
Interest income	(736)	(221)	(1,586)	(583)
Interest expense	32	35	98	97
Income tax provision	1,077	1,182	2,575	2,709
Stock based compensation expense	459	401	1,306	1,241
Depreciation and amortization	6,006	5,971	18,097	17,874
Change in fair value of cost method investments	1,271	—	1,271	—
Adjusted EBITDA from continuing operations	$11,145	$9,103	$32,081	$27,006

GAAP net income	$3,036	$2,504	$29,427	$6,056
Interest income	(736)	(221)	(1,586)	(583)
Interest expense	32	35	98	97
Income tax provision	1,077	1,651	12,894	3,083
Stock based compensation expense	459	440	1,215	1,358
Depreciation and amortization	6,006	6,570	18,279	19,488
Change in fair value of cost method investments	1,271	—	1,271	—
Adjusted EBITDA	$11,145	$10,979	$61,598	$29,499

GAAP operating income	$4,661	$2,731	$12,654	$7,896
Adjustment for deferred revenue write-down	703	146	779	1,539
Non-GAAP operating income	$5,364	$2,877	$13,433	$9,435

GAAP net income	$3,036	$2,504	$29,427	$6,056
Adjustment for deferred revenue write-down, net of tax	519	87	583	1,077
Non-GAAP net income	$3,555	$2,591	$30,010	$7,133

Liquidity and Capital Resources

Net cash provided by operating activities from continuing operations decreased by $2.5 million to $29.8 million during the nine months ended September 30, 2018 from $32.4 million during the nine months ended September 30, 2017. The decrease compared to the prior year period primarily resulted from changes in prepaid expenses and other current assets, other assets, and accounts payable and accrued expenses. The number of days sales outstanding (“DSO”) was 46 days for the third quarter of 2018 compared to 56 days for the third quarter of 2017. The decrease in DSO primarily relates to improved collections in the Provider Solutions segment as compared to the prior year period. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash provided by investing activities from continuing operations was approximately $47.0 million for the nine months ended September 30, 2018 compared to net cash used in investing activities from continuing operations of $22.5 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the Company divested its PX business segment, receiving proceeds from the sale of $57.8 million (not including the $6.55 million portion of the purchase price being held in escrow for a period of time following the closing as a source of recovery for indemnification claims) and had maturities of marketable securities of $59.5 million. These sources of cash were partially offset by purchases of $4.3 million of property and equipment, $8.0 million for capitalized software development, and $57.1 million for investments in marketable securities. During the nine months ended September 30, 2017, the Company’s uses of cash included $79.3 million for investments in marketable securities, $4.8 million for purchases of property and equipment, $500,000 for cost method investments, and $7.5 million for capitalized software development. These uses of cash were partially offset by maturities of marketable securities of $69.6 million.

Net cash used in financing activities from continuing operations was approximately $30.1 million for the nine months ended September 30, 2018 compared to $88,000 for the nine months ended September 30, 2017. For the nine months ended September 30,

2018, the Company made cash dividend payments of $32.4 million and made an earn-out payment of $38,000 in connection with a prior business combination. The uses of cash for both the nine months ended September 30, 2018 and 2017 included the payment of employee payroll taxes in relation to the vesting of restricted stock units (“RSU”). In this regard, the Company net-share settled the employee RSUs by withholding shares with value equivalent to the employee’s minimum statutory obligation for the applicable income and other employment taxes. The source of cash from financing activities for both the nine months ended September 30, 2018 and 2017 was from the exercise of stock options.

Our balance sheet reflects positive working capital of $133.2 million at September 30, 2018 compared to $98.7 million at December 31, 2017. The increase in working capital is primarily a result of the proceeds from the PX business divestiture, offset by the payment of cash dividends. The Company’s primary source of liquidity as of September 30, 2018 was $130.3 million of cash and cash equivalents and $44.0 million of marketable securities. The Company also has a $50.0 million revolving credit facility, all of which was available for additional borrowing at September 30, 2018. The revolving credit facility expires on November 24, 2018, and we plan to renew the facility prior to such date on similar terms as the current facility.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, and capital expenditures for at least the next 12 months.

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense.  Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of September 30, 2018, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any foreign currency exchange rate risk or commodity price risk. As of September 30, 2018 and during the nine months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $174.3 million at September 30, 2018. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $365,000.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the third quarter of 2018 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

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

HEALTHSTREAM, INC.

October 29, 2018	By:	/s/ Gerard M. Hayden, Jr.
Gerard M. Hayden, Jr.
Chief Financial Officer