Form 10-Q
period 2019-03-31
HEALTHSTREAM INC
filed 2019-04-29
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

Commission File No.: 000‑27701

HealthStream, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62‑1443555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 11th Avenue North, Suite 1000,
Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)

(615) 301‑3100

(Registrant's telephone number, including area code)

209 10th Avenue South, Suite 450,
Nashville, Tennessee 37203
(Former address of principal executive offices)

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

As of April 29, 2019, there were 32,388,307 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$110,610	$134,321
Marketable securities	36,322	34,497
Accounts receivable, net of allowance for doubtful accounts of $936 and $1,161 at March 31, 2019 and December 31, 2018, respectively	37,432	38,124
Accounts receivable - unbilled	3,156	2,880
Prepaid royalties, net of amortization	16,416	13,596
Other prepaid expenses and other current assets	19,806	18,016
Total current assets	223,742	241,434

Property and equipment, net of accumulated depreciation of $22,351 and $20,827 at March 31, 2019 and December 31, 2018, respectively	23,708	15,866
Capitalized software development, net of accumulated amortization of $49,223 and $46,757 at March 31, 2019 and December 31, 2018, respectively	20,425	18,352
Operating lease right of use assets, net	31,710	—
Goodwill	95,252	86,144
Customer-related intangibles, net of accumulated amortization of $24,952 and $23,245 at March 31, 2019 and December 31, 2018, respectively	57,263	53,469
Other intangible assets, net of accumulated amortization of $10,505 and $9,663 at March 31, 2019 and December 31, 2018, respectively	7,792	5,909
Deferred tax assets	257	145
Deferred commissions	15,731	16,470
Non-marketable equity investments	6,772	3,376
Other assets	848	783
Total assets	$483,500	$441,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,281	$25,037
Accrued royalties	19,099	15,756
Deferred revenue	72,602	66,061
Total current liabilities	110,982	106,854

Deferred tax liabilities	11,503	11,068
Deferred revenue, noncurrent	2,868	2,868
Operating lease liability, noncurrent	32,390	—
Other long term liabilities	616	2,211
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 32,388 and 32,325 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	286,785	286,597
Retained earnings	38,347	32,373
Accumulated other comprehensive income (loss)	9	(23)
Total shareholders’ equity	325,141	318,947
Total liabilities and shareholders’ equity	$483,500	$441,948

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues, net	$65,187	$54,858
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	26,861	22,248
Product development	6,927	6,001
Sales and marketing	9,521	9,064
Other general and administrative expenses	9,970	7,742
Depreciation and amortization	6,539	6,073
Total operating costs and expenses	59,818	51,128

Operating income	5,369	3,730

Other income, net	822	313

Income from continuing operations before income tax provision	6,191	4,043
Income tax provision	1,411	414
Income from continuing operations	4,780	3,629
Discontinued operations:
Loss from discontinued operations before income tax provision	—	(64)
Gain on sale of discontinued operations	1,620	30,991
Income tax provision	426	10,710
Income from discontinued operations	1,194	20,217
Net income	$5,974	$23,846

Net income per share - basic:
Continuing operations	$0.15	$0.11
Discontinued operations	0.03	0.63
Net income per share - basic	$0.18	$0.74

Net income per share - diluted:
Continuing operations	$0.15	$0.11
Discontinued operations	0.03	0.63
Net income per share - diluted	$0.18	$0.74

Weighted average shares of common stock outstanding:
Basic	32,337	32,097
Diluted	32,377	32,132
Dividends declared per share	$—	$1.00

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$5,974	$23,846

Other comprehensive income, net of taxes:
Unrealized gain on marketable securities	32	15
Total other comprehensive income	32	15
Comprehensive income	$6,006	$23,861

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31, 2019
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2018	32,325	$286,597	$32,373	$(23)	$318,947
Net income	—	—	5,974	—	5,974
Comprehensive income	—	—	—	32	32
Stock based compensation	—	516	—	—	516
Common stock issued under stock plans, net of shares withheld for employee taxes	63	(328)	—	—	(328)
Balance at March 31, 2019	32,388	$286,785	$38,347	$9	$325,141

	Three Months Ended March 31, 2018
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2017	31,908	$282,666	$17,542	$(38)	$300,170
Cumulative effect of accounting change	—	—	15,132	—	15,132
Net income	—	—	23,846	—	23,846
Comprehensive income	—	—	—	15	15
Dividends declared on common stock ($1.00 per share)	—	—	(32,518)	—	(32,518)
Stock based compensation	—	328	—	—	328
Common stock issued under stock plans, net of shares withheld for employee taxes	394	2,071	—	—	2,071
Balance at March 31, 2018	32,302	$285,065	$24,002	$(23)	$309,044

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$5,974	$23,846
Income from discontinued operations	(1,194)	(20,217)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,539	6,073
Stock-based compensation	516	419
Amortization of deferred commissions	2,121	1,827
Provision for doubtful accounts	2	390
Deferred income taxes	433	608
Gain on non-marketable equity investments	(54)	(7)
Other	(28)	30
Changes in operating assets and liabilities:
Accounts and unbilled receivables	1,387	(1,864)
Prepaid royalties	(2,820)	(2,467)
Other prepaid expenses and other current assets	251	(530)
Deferred commissions	(1,382)	(1,654)
Other assets	(16)	248
Accounts payable and accrued expenses	(5,386)	(6,074)
Accrued royalties	3,342	506
Deferred revenue	6,400	8,417
Net cash provided by continuing operating activities	16,085	9,551
Net cash used in discontinued operating activities	—	(1,002)
Net cash provided by operating activities	16,085	8,549

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(18,002)	—
Proceeds from sale of discontinued operations	—	58,203
Proceeds from maturities of marketable securities	28,337	19,600
Purchases of marketable securities	(30,101)	(12,612)
Payments to acquire cost method investments	(3,342)	—
Payments associated with capitalized software development	(4,933)	(2,541)
Purchases of property and equipment	(11,338)	(1,858)
Net cash (used in) provided by continuing investing activities	(39,379)	60,792
Net cash used in discontinued investing activities	—	(115)
Net cash (used in) provided by investing activities	(39,379)	60,677

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	31	2,368
Taxes paid related to net settlement of equity awards	(359)	(297)
Payments of earn-outs related to acquisitions	(37)	(37)
Payment of cash dividends	(52)	—
Net cash (used in) provided by continuing financing activities	(417)	2,034
Net cash used in discontinued financing activities	—	—
Net cash (used in) provided by financing activities	(417)	2,034

Net (decrease) increase in cash and cash equivalents	(23,711)	71,260
Cash and cash equivalents at beginning of period	134,321	84,768
Cash and cash equivalents at end of period	$110,610	$156,028

See accompanying notes to the unaudited condensed consolidated financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Company receives royalties and recognizes revenues (through its Workforce Solutions business segment) from teaming agreements that are entered into on a discrete basis from time-to-time with one of its content partners. Upon review of the teaming agreements with this content partner, the Company discovered that this content partner had failed during certain prior periods to remit royalties to which the Company was entitled. The Company determined such royalties should have been recognized in prior periods as revenue in relation to amounts due and payable under this arrangement and that certain expenses were overstated in connection with this arrangement. If accounted for in these prior periods, the Company would have recognized additional revenue of approximately $689,000 and $172,000 in the years ended December 31, 2018 and 2017, respectively, and would have incurred lower operating expense of $56,000 and $63,000 in the years ended December 31, 2018 and 2017, respectively. These adjustments collectively resulted in additional revenue of $861,000, lower operating expense of $119,000 and additional income from continuing operations of $744,000 during the three months ended March 31, 2019, and additional accounts receivable of $861,000 as of March 31, 2019. The Company concluded that this error was immaterial to the Company’s consolidated financial statements for the three months ended March 31, 2019 and prior affected periods.

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

The condensed consolidated balance sheet at December 31, 2018 was derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2018 (included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2019).

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), which, among other things, requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, including operating leases. The Company adopted ASC 842 effective January 1, 2019 utilizing the modified retrospective approach such that prior year financial statements were not recast under the new standard. Adoption of this standard resulted in changes to the Company’s condensed consolidated balance sheets and accounting policies for leases but did not have an impact on the condensed consolidated statements of income or cash flows. See Note 12 for additional information regarding the new standard and its impact on the Company’s financial statements.

Accounting Standards Not Yet Adopted

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues included in continuing operations disaggregated by revenue source for the three months ended March 31, 2019 and 2018 (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription/SaaS services	$52,805	$9,080	$61,885	$43,702	$9,032	$52,734
Professional services	1,490	1,812	3,302	1,245	879	2,124
Total revenues, net	$54,295	$10,892	$65,187	$44,947	$9,911	$54,858

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

Our contracts with customers often contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The contract price, which represents transaction price, is allocated to the separate performance obligations on a relative standalone selling price basis. We generally determine standalone selling prices based on the standard list price for each product, taking into consideration certain factors, including contract length and the number of subscriptions within the contract.

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

Other receivables, which are included within Accounts Receivable, include receivables from certain content partners and are not material. For the three months ended March 31, 2019 and 2018, the Company recognized $2,000 and $390,000, respectively, in impairment losses on receivables and contract assets arising from the Company’s contracts with customers.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three months ended March 31, 2019 and 2018, we recognized revenues of approximately $31.2 million and $29.2 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. As of March 31, 2019, approximately $422 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. We expect to recognize revenue related to approximately 49% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales Commissions

Sales commissions earned by our sales organization are considered incremental and recoverable costs of obtaining a contract with a customer. The Company’s sales commission plans for 2018 and 2019 typically include multiple payments, including initial payments in the period a customer contract is obtained and subsequent payments either 15 or 27 months after the initial payment. Under ASC 606, costs to acquire contracts with customers, such as the initial sales commission payment, are capitalized in the period a customer contract is obtained and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, whereas subsequent sales commission payments which require a substantive performance condition of the employee are expensed ratably through the payment date. The capitalized contract cost is included in Deferred commissions in the accompanying condensed consolidated balance sheet. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or expected customer relationship period, limited by the technological obsolescence period of approximately three years. The Company recorded amortization of deferred commissions of approximately $2.1 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively, which is included in Sales and marketing expenses in the accompanying condensed consolidated statements of income.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During the three months ended March 31, 2019 and 2018, the Company recorded a provision for income taxes from continuing operations of approximately $1.4 million and $414,000, respectively. The Company’s effective tax rate for continuing operations for the three months ended March 31, 2019 and 2018 was 23% and 10%, respectively. During the three months ended March 31, 2019 and 2018, the Company recorded excess tax benefits related to stock based awards of approximately $83,000 and $636,000, respectively, as a component of the provision for income taxes. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences.

5.  SHAREHOLDERS’ EQUITY

Dividends on Common Stock

On February 12, 2018, the Company’s Board of Directors declared a $1.00 per common share special cash dividend, which was paid on April 3, 2018 to shareholders of record on March 6, 2018.

Stock Based Compensation

The Company has stock awards outstanding under two stock incentive plans: the Company’s 2016 Omnibus Incentive Plan and 2010 Stock Incentive Plan. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share based payments, including stock options and restricted share units (“RSUs”). During the three months ended March 31, 2019, the Company issued 86,220 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $27.39 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the three months ended March 31, 2018, the Company issued 83,168 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $24.70 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

During the three months ended June 30, 2018, the Company issued 70,000 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis. The performance criteria for 7,000 of these performance-based RSUs was determined in the three months ended June 30, 2018, and was based on 2018 performance, 3,500 of which RSUS vested. In addition, the performance criteria for 10,500 of these performance-based RSUs, along with 3,500 performance-based catch-up RSUs which did not vest based on 2018 performance as noted above but remained eligible for vesting, will be based on 2019 performance. The measurement date for these 10,500 performance-based RSUs, along with the 3,500 catch-up RSUs, was established during the three months ended March 31, 2019, with a grant date fair value of $27.61 per share, measured based on the closing fair market value of the Company’s stock on the date the performance criteria was established. The performance criteria for the remaining 52,500 performance-based RSUs has not yet been determined and will be established on an annual basis in 2020, 2021, and 2022, as applicable; therefore, the measurement date for these performance-based RSUs cannot be determined until the performance criteria have been established.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total stock based compensation expense recognized for the three months ended March 31, 2019 and 2018, which is recorded within continuing operations in the condensed consolidated statements of income, is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues (excluding depreciation and amortization)	$1	$8
Product development	53	74
Sales and marketing	56	31
Other general and administrative	406	306
Total stock based compensation expense	$516	$419

6.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 136,000 and 159,000 for the three months ended March 31, 2019 and 2018, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Income from continuing operations	$4,780	$3,629
Income from discontinued operations	1,194	20,217
Net income	$5,974	$23,846
Denominator:
Weighted-average shares outstanding	32,337	32,097
Effect of dilutive shares	40	35
Weighted-average diluted shares	32,377	32,132

Net income per share - basic:
Continuing operations	$0.15	$0.11
Discontinued operations	0.03	0.63
Net income per share - basic	$0.18	$0.74

Net income per share - diluted:
Continuing operations	$0.15	$0.11
Discontinued operations	0.03	0.63
Net income per share - diluted	$0.18	$0.74

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. MARKETABLE SECURITIES

At March 31, 2019 and December 31, 2018, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	March 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$27,235	$11	$(3)	$27,243
Government-sponsored enterprise debt securities	9,078	1	—	9,079
Total	$36,313	$12	$(3)	$36,322

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$31,521	$—	$(23)	$31,498
Government-sponsored enterprise debt securities	2,999	—	—	2,999
Total	$34,520	$—	$(23)	$34,497

The carrying amounts reported in the condensed consolidated balance sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of March 31, 2019, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the three months ended March 31, 2019 and 2018, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as current assets on the balance sheet because the underlying securities mature within one year from the balance sheet date.

8. DISCONTINUED OPERATIONS

Patient Experience

On February 12, 2018, the Company divested its PX business to Press Ganey for $65.2 million in cash (after giving effect to the post-closing working capital adjustment), resulting in a gain, net of tax, of $20.2 million, of which $19.0 million was recorded during the year ended December 31, 2018 and $1.2 million was recorded during the three months ended March 31, 2019. Approximately $6.55 million of the proceeds were held in escrow for a period of time following the closing as a source of recovery for indemnification claims by Press Ganey, of which $6.2 million was released and paid to the Company in April 2019. Approximately $328,000 remains in escrow through August 12, 2019 as a source of recovery for potential indemnification claims. The Company previously recorded the escrow funds as a contingent asset, and estimated the probability of receiving the full escrow amount when determining the gain on the sale. Given substantially all of the escrow has been received, the Company recorded a change in its previous estimate through the “Gain on sale of discontinued operations” caption within the condensed consolidated statement of income for the three months ended March 31, 2019.

This sale of the PX business resulted in the divestiture of the Company’s patient experience solutions business segment. The Company has classified the results of its PX business segment as discontinued operations in its condensed consolidated statements of income and cash flows for all periods presented.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The financial results of the PX business for the period prior to divestiture during the three months ended March 31, 2018 are presented in discontinued operations in the Company’s condensed consolidated statements of income. The following table presents the financial results of the PX business (in thousands):

Three Months Ended March 31,
2018
Revenues, net	$3,342
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	1,982
Product development	554
Sales and marketing	460
Other general and administrative expenses	229
Depreciation and amortization	181
Total operating costs and expenses	3,406

Operating loss	(64)

Other loss	—

Loss from discontinued operations before income tax provision	(64)
Income tax provision	—
Loss from discontinued operations, net of income taxes	$(64)

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, information systems, administrative and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information for the three months ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018 (in thousands).

	Three Months Ended March 31,
Revenues, net:	2019	2018
Workforce Solutions	$54,295	$44,947
Provider Solutions	10,892	9,911
Total revenues, net	$65,187	$54,858
Operating income from continuing operations:
Workforce Solutions	$11,529	$9,235
Provider Solutions	1,436	514
Unallocated	(7,596)	(6,019)
Total operating income from continuing operations	$5,369	$3,730

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment assets *	March 31, 2019	December 31, 2018
Workforce Solutions	$134,249	$104,668
Provider Solutions	143,297	145,637
Unallocated	205,954	191,643
Total assets	$483,500	$441,948

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

10. BUSINESS COMBINATION

Providigm, LLC

On January 10, 2019, the Company acquired the outstanding equity of Providigm, LLC (“Providigm”), a Denver, Colorado based company focusing on quality assurance and performance improvement in healthcare, primarily serving skilled nursing facilities. The Company acquired Providigm to add its comprehensive quality management system, known as “abaqis®,” to its product portfolio and gain customers in the skilled nursing market. The consideration paid for Providigm consisted of approximately $18.0 million in cash, which the Company funded with cash on hand (subject to a post-closing working capital adjustment). In addition, up to an additional $500,000 in cash may be paid by the Company based on the financial performance of Providigm during an 18-month period following closing. Of the purchase price paid by the Company at closing, $500,000 will be held in escrow for a period of time following the closing to serve as a source of recovery for any post-closting working capital adjustment claims in favor of the Company, and an additional $3.65 million will be held in escrow for a period of time following the closing to serve as a source of recovery for certain potential indemnification claims by the Company. The Company incurred approximately $329,000 in transaction costs, which were primarily incurred during the year ended December 31, 2018. The transaction costs were recorded in the “other general and administrative” caption in the condensed consolidated statements of income for such periods. The results of operations for Providigm have been included in the HealthStream Workforce Solutions segment of the Company’s condensed consolidated financial statements from the date of acquisition.

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$13,852
Cash held in escrow	4,150
Total consideration paid	$18,002

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Accounts and unbilled receivable, net	$972
Prepaid assets	847
Property and equipment	50
Operating lease right-of-use assets	1,233
Other assets	49
Deferred tax assets	110
Goodwill	9,108
Intangible assets	8,225
Accounts payable and accrued liabilities	(1,218)
Deferred revenue	(141)
Operating lease liabilities	(1,233)
Net assets acquired	$18,002

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed are subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. The primary areas of the preliminary purchase price allocation that are not finalized include working capital, the composition and valuation of intangible assets, goodwill, indemnification asset and liability, and contingent consideration. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering Providigm’s products, and expected synergies from integrating Providigm with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was preliminarily adjusted down from a book value at the acquisition date of $266,000 to an estimated fair value of $141,000. The preliminary $125,000 write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services. The acquired assets and liabilities include a $750,000 indemnification asset and liability related to tax liabilities. The purchase agreement also contains a provision for up to $500,000 of additional consideration based on the achievement of financial performance targets by Providigm during an 18-month period following the closing date.  Management assessed the likelihood of achieving the financial performance targets, which has been included in the preliminary purchase price allocation.

The following table sets forth the preliminary components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Preliminary Fair Value	Useful life
Customer relationships	$5,500	8 years
Developed technology	2,725	4 years
Total preliminary intangible assets subject to amortization	$8,225

The amounts of revenue and operating loss of Providigm included in the Company’s condensed consolidated statement of income from the date of acquisition of January 10, 2019 to the period ending March 31, 2019 are as follows (in thousands):

Total revenues	$1,492
Operating loss	$(398)

The following unaudited pro forma financial information summarizes the combined results of continuing and discontinued operations of the Company, unless otherwise noted, and Providigm as though the companies were combined as of January 1, 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Total revenues	$65,498	$60,188
Income from continuing operations	$4,834	$3,423
Net income	$6,028	$23,640
Net income per share - basic	$0.19	$0.74
Net income per share - diluted	$0.19	$0.74

These unaudited pro forma combined results of operations include certain adjustments arising from the acquisition, such as amortization of intangible assets, depreciation of property and equipment, interest expense related to Providigm’s previously outstanding debt, and fair value adjustments of acquired deferred revenue balances. The unaudited pro forma combined results of operations is for informational purposes only and is not indicative of what the Company’s results of operations would have been had the transaction occurred at the beginning of the earliest period presented or to project the Company’s results of operations in any future period.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. DEBT

Revolving Credit Facility

On December 31, 2018, the Company entered into a Second Amendment to its Revolving Credit Agreement, dated as of November 24, 2014 (as amended, the “Revolving Credit Facility”), with SunTrust Bank (“SunTrust”), which extended the maturity date to November 24, 2020. Under the Revolving Credit Facility, the Company may borrow up to $50.0 million, which includes a $5.0 million swing line sub-facility and a $5.0 million letter of credit sub-facility, as well as an accordion feature that allows the Company to increase the Revolving Credit Facility by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The obligations under the Revolving Credit Facility are guaranteed by each of the Company’s subsidiaries. At the Company’s election, the borrowings under the Revolving Credit Facility bear interest at either (1) a rate per annum equal to the highest of SunTrust’s prime rate or 0.5% in excess of the Federal Funds Rate or 1.0% in excess of one-month LIBOR (the “Base Rate”), plus an applicable margin, or (2) the one, two, three, or six month per annum LIBOR for deposits in the applicable currency (the “Eurocurrency Rate”), as selected by the Company, plus an applicable margin. The applicable margin for Eurocurrency Rate loans depends on the Company’s funded debt leverage ratio and varies from 1.50% to 2.00%. The applicable margin for Base Rate loans depends on the Company’s funded debt leverage ratio and varies from 0.50% to 1.50%. Commitment fees and letter of credit fees are also payable under the Revolving Credit Facility. Principal is payable in full at maturity on November 24, 2020, and there are no scheduled principal payments prior to maturity. The Company is required to pay a commitment fee ranging between 20 and 30 basis points per annum of the average daily unused portion of the Revolving Credit Facility, depending on the Company’s funded debt leverage ratio.

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

As of March 31, 2019, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three months ended March 31, 2019.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. LEASES

Effective January 1, 2019, the Company adopted ASC 842, which requires an entity to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, using the modified retrospective approach. The Company elected to use the package of practicable expedients which allows companies to not reassess the following: (1) the lease classification for any expired or existing leases, (2) the treatment of initial direct costs as they related to existing leases, and (3) whether expired or existing contracts are or contain leases. The Company did not elect the use of the hindsight practical expedient, but did elect the practical expedient not to separate lease components from non-lease components related to its office space leases.

Upon adoption of ASC 842, the Company had non-cancellable operating leases for office space subject to recognition as ROU assets. Accordingly, on January 1, 2019 the Company recorded $4.8 million in ROU assets and $6.4 million in operating lease liabilities (the difference of $1.6 million related to existing deferred rent liabilities as of December 31, 2018 which had the effect of reducing our ROU asset upon adoption). During the first quarter of 2019, the Company acquired an operating lease as part of its acquisition of Providigm, resulting in a $1.2 million ROU asset and lease liability, and another operating lease for office space commenced for the Company’s new corporate headquarters in Nashville, TN, resulting in a $26.5 million ROU asset and lease liability. As of March 31, 2019, the Company does not have any leases that have not yet commenced.

The Company does not have any lease contracts that contain: (1) an option to extend that the Company is reasonably certain to exercise, (2) an option to terminate that the Company is reasonably certain not to exercise, or (3) an option to extend (or not to terminate) in which exercise of the option is controlled by the lessor. Additionally, the Company does not have any leases with residual value guarantees or material restrictive covenants. For leases already commenced, the lease term was determined to be the remaining months in the lease term as of January 1, 2019, the date of adoption. The Company has elected not to recognize leases with initial terms of one year or less on the balance sheet. Lease liabilities and their corresponding right-of-use assets have been recorded based on the present value of the future lease payments over the expected lease term. Most of the Company’s lease agreements contain provisions for escalating rent payments over the term of the lease.

The Company’s leases do not contain readily determinable implicit discount rates, therefore, the Company must use its incremental borrowing rate to discount the future lease payments based on information available at lease commencement.  The incremental borrowing rate was estimated by determining the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company’s operating lease cost as presented in the “other general and administrative” caption in the condensed consolidated statement of income was approximately $1.2 million for three months ended March 31, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was approximately $724,000 for the three months ended March 31, 2019. As of March 31, 2019, the weighted-average remaining lease term was 11.07 years, and the weighted-average incremental borrowing rate was 6.04%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of March 31, 2019 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right of use assets, net	$31,710
Total leased assets		$31,710
Liabilities
Operating lease liabilities, current	Accounts payable and accrued expenses	$1,309
Operating lease liabilities, noncurrent	Operating lease liability, noncurrent	32,390
Total operating lease liabilities		$33,699

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the maturities of lease liabilities under non-cancellable leases as of March 31, 2019 (in thousands).

2019	$1,789
2020	4,739
2021	4,505
2022	4,124
2023	3,979
Thereafter	28,655
Total undiscounted lease payments	47,791
Less imputed interest	14,092
Total lease liabilities	$33,699

13. NON-MARKETABLE EQUITY INVESTMENTS

Non-marketable equity investments are accounted for using the equity method when the Company can exercise significant influence over the investee. The aggregate carrying amount of all equity method investments was $1.4 million and $1.3 million as of March 31, 2019 and December 31, 2018, respectively.

Non-marketable equity investments where the Company is not able to exercise significant influence over the investee are accounted for under the cost method. ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), became effective for the Company as of January 1, 2018 and requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  The aggregate carrying amount of all cost method investments was $5.4 million and $2.1 million as of March 31, 2019 and December 31, 2018, respectively, which carrying value we evaluate for impairment at each reporting period. Cumulatively, the Company has recorded $1.3 million in reductions to the carrying value of cost method investments due to downward changes in fair value based on observable prices from orderly transactions for similar investments made in the investee. The fair value of cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward‑Looking Statements

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2019 (the “2018 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption Part I, Item 1A. Risk Factors in our 2018 Form 10-K and the information regarding forward-looking statements and other disclosures in our 2018 Form 10-K, earnings releases and other filings with the SEC from time to time, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we currently expect.

Overview

HealthStream provides workforce and provider solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care, which, in turn, supports the improvement of business and clinical outcomes. Workforce Solutions products are used by healthcare organizations to meet a broad range of their clinical development, talent management, training, certification, competency assessment, and performance appraisal needs. Provider Solutions products are used by healthcare organizations for provider credentialing, privileging, and enrollment needs. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. At March 31, 2019, we had approximately 1.84 million contracted subscriptions to hStreamTM, our Platform-as-a-Service technology. hStream technology enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content.

On February 12, 2018, the Company divested its Patient Experience (“PX”) business to Press Ganey for $65.2 million in cash (after giving effect to the post-closing adjustment), resulting in a gain, net of tax, of $20.2 million.

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

Key financial indicators of operations for the first quarter of 2019 are set forth in the bullets below.

•	Revenues of $65.2 million in the first quarter of 2019, up 19% from $54.9 million in the first quarter of 2018.
•	Operating income of $5.4 million in the first quarter of 2019, up 44% from $3.7 million in the first quarter of 2018.
•	Income from continuing operations of $4.8 million in the first quarter of 2019, up 32% from $3.6 million in the first quarter of 2018.
•	Earnings per share (“EPS”) from continuing operations of $0.15 per share (diluted) in the first quarter of 2019, compared to $0.11 per share (diluted) in the first quarter of 2018
•	Adjusted EBITDA[1] from continuing operations of $12.5 million in the first quarter of 2019, up 22% from $10.2 million in the first quarter of 2018.
(1)

Adjusted EBITDA from continuing operations is a non-GAAP financial measure. A reconciliation of adjusted EBITDA from continuing operations to income from continuing operations and disclosure regarding why we believe adjusted EBITDA from continuing operations provides useful information to investors is included later in this report.

On January 10, 2019, the Company acquired the outstanding equity of Providigm, LLC (“Providigm”), a Denver-based company focused on quality assurance and performance improvement in healthcare, primarily serving skilled nursing facilities, for approximately $18.0 million in cash, subject to a post-closing working capital adjustment. In addition, up to an additional $500,000 in cash may be paid by the Company contingent upon the performance of Providigm during an 18-month period following closing. The results of operations for Providigm have been included in the HealthStream Workforce Solutions segment of our condensed consolidated financial statements from the date of acquisition.

In April 2019, we began relocating to our new corporate office, which is located at 500 11th Avenue North, Suite 1000, Nashville, Tennessee 37203.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to the Consolidated Financial Statements in our 2018 Form 10-K and the Notes to the Condensed Consolidated Financial Statements herein which contain additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2018 Form 10-K, except as disclosed in the Notes to the Condensed Consolidated Financial Statements herein. Note 2 in the Notes to Condensed Consolidated Financial Statements summarizes new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) that has been recently adopted by the Company, or not yet adopted by the Company, and our evaluation of such accounting guidance and the anticipated impact of such guidance (if known) on the Company. Note 12 in the Notes to Condensed Consolidated Financial Statements summarizes our critical accounting polices related to the new lease accounting standard and its impact on our financial results.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues, net. Revenues increased approximately $10.3 million, or 19%, to $65.2 million for the three months ended March 31, 2019 from $54.9 million for the three months ended March 31, 2018.

A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended March 31,
Revenues by Business Segment:	2019	2018	Percentage Change
Workforce Solutions	$54,295	$44,947	21%
Provider Solutions	10,892	9,911	10%
Total revenues, net	$65,187	$54,858	19%

% of Revenues
Workforce Solutions	83%	82%
Provider Solutions	17%	18%

Revenues for HealthStream Workforce Solutions increased approximately $9.3 million, or 21%, to $54.3 million for the three months ended March 31, 2019 from $44.9 million for the three months ended March 31, 2018.  Revenue growth in 2019 was positively influenced by an increase in subscription-based product revenues, including higher revenues from our legacy resuscitation products, which were $17.3 million in the first quarter of 2019 compared to $12.3 million in the first quarter of 2018, and growth in our proprietary compliance products. The acquisition of Providigm in January 2019 also added $1.5 million of revenue to the first quarter of 2019.

Revenues for HealthStream Provider Solutions increased approximately $981,000, or 10%, to $10.9 million for the three months ended March 31, 2019 from $9.9 million for the three months ended March 31, 2018. This increase was primarily as a result of organic growth among product lines in this segment.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased approximately $4.6 million, or 21%, to $26.9 million for the three months ended March 31, 2019 from $22.2 million for the three months ended March 31, 2018. Cost of revenues as a percentage of revenues was 41% for both the three months ended March 31, 2019 and 2018.

Cost of revenues for HealthStream Workforce Solutions increased approximately $4.3 million to $23.3 million for the three months ended March 31, 2019 and approximated 43% and 42% of revenues for HealthStream Workforce Solutions for the three months ended March 31, 2019 and 2018, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues. Cost of revenues for HealthStream Provider Solutions increased approximately $331,000 to $3.6 million for the three months ended March 31, 2019 and approximated 33% of HealthStream Provider Solutions revenues for both the three months ended March 31, 2019 and 2018. The increase is primarily associated with increases in personnel costs over the prior year period.

Product Development. Product development expenses increased approximately $926,000, or 15%, to $6.9 million for the three months ended March 31, 2019 from $6.0 million for the three months ended March 31, 2018. Product development expenses as a percentage of revenues were 11% for both the three months ended March 31, 2019 and 2018.

Product development expenses for HealthStream Workforce Solutions increased approximately $968,000 to $5.8 million for the three months ended March 31, 2019 and approximated 11% of revenues for HealthStream Workforce Solutions for both the three months ended March 31, 2019 and 2018. The increase in amount is primarily due to additions to personnel over the prior year period. Product development expenses for HealthStream Provider Solutions decreased approximately $42,000 to $1.1 million for the three months ended March 31, 2019 and approximated 10% and 12% of revenues for HealthStream Provider Solutions for the three months ended March 31, 2019 and 2018, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased approximately $457,000, or 5%, to $9.5 million for the three months ended March 31, 2019 from $9.1 million for the three months ended March 31, 2018. Sales and marketing expenses were 15% and 17% of revenues for the three months ended March 31, 2019 and 2018, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions increased approximately $533,000 to $7.8 million for the three months ended March 31, 2019 and approximated 14% and 16% of revenues for HealthStream Workforce Solutions for the three months ended March 31, 2019 and 2018, respectively. The increase in amount is primarily due to higher sales commissions, consistent with the increases in revenues, as well as higher marketing expenses. Sales and marketing expenses for HealthStream Provider Solutions decreased approximately $23,000 to $1.4 million for the three months ended March 31, 2019 and approximated 13% and 15% of revenues for HealthStream Provider Solutions for the three months ended March 31, 2019 and 2018, respectively. The unallocated corporate portion of sales and marketing expenses decreased approximately $53,000 to $260,000 for the three months ended March 31, 2019 compared to the prior year period primarily due to decreases in personnel costs.

Other General and Administrative Expenses. Other general and administrative expenses increased approximately $2.3 million, or 29%, to $10.0 million for the three months ended March 31, 2019 from $7.7 million for the three months ended March 31, 2018. Other general and administrative expenses as a percentage of revenues were 15% and 14% of revenues for the three months ended March 31, 2019 and 2018, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased approximately $1.1 million to $3.3 million for the three months ended March 31, 2019 and approximated 6% and 5% of HealthStream Workforce Solutions revenues for the three months ended March 31, 2019 and 2018, respectively. The increase is primarily due to higher facilities expense related to our new corporate headquarters incurred during the three months ended March 31, 2019 as well as higher personnel and software costs. Other general and administrative expenses for HealthStream Provider Solutions decreased approximately $420,000 to $935,000 for the three months ended March 31, 2019 and approximated 9% and 14% of HealthStream Provider Solutions revenues for the three months ended March 31, 2019 and 2018, respectively. The decrease is due to a reduction in contract labor costs. The unallocated corporate portion of other general and administrative expenses increased approximately $1.6 million to $5.8 million for the three months ended March 31, 2019 compared to the prior year period primarily due to increases to personnel, software expenses, professional services, and other administrative costs.

Depreciation and Amortization. Depreciation and amortization was approximately $6.5 million and $6.1 million for the three months ended March 31, 2019 and 2018, respectively. This increase is primarily a result of amortization of acquired intangible assets associated with Providigm.

Other Income, Net. Other income, net was approximately $822,000 for the three months ended March 31, 2019 compared to $313,000 for the three months ended March 31, 2018. The increase resulted from higher interest income from cash and investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes from continuing operations of approximately $1.4 million for the three months ended March 31, 2019 compared to $414,000 for the three months ended March 31, 2018. The Company’s effective tax rate was 23% for the three months ended March 31, 2019 compared to 10% for the three months ended March 31, 2018. During the three months ended March 31, 2019 and 2018, the Company recorded excess tax benefits from stock based awards of approximately $83,000 and $636,000, respectively, as a component of the provision for income taxes, which reduced the effective tax rate.

Income from Continuing Operations. Income from continuing operations was $4.8 million in the first quarter of 2019, up 32% from $3.6 million in the first quarter of 2018. Income from continuing operations in the first quarter of 2019 was positively impacted by the increase in revenues noted above. The accounting adjustment referenced above in Note 1 to the condensed consolidated financial statements also had a positive impact of $744,000 on income from continuing operations in the first quarter of 2019. EPS from continuing operations was $0.15 and $0.11 per share (diluted) for the three months ended March 31, 2019 and 2018, respectively.

Income from Discontinued Operations. Income from discontinued operations was $1.2 million for the three months ended March 31, 2019 compared to $20.2 million for the three months ended March 31, 2018, which decrease was primarily driven by the gain of $20.3 million on the sale of the Patient Experience business recognized in the three months ended March 31, 2018. The $1.2 million gain, net of tax, recorded during the three months ended March 31, 2019 was the result of a release of the escrow funds. Refer to Note 8 in the Notes to the condensed consolidated financial statements for further information.

Net Income. Net income was approximately $6.0 million for the three months ended March 31, 2019 compared to $23.8 million for the three months ended March 31, 2018. EPS was $0.18 and $0.74 per share (diluted) for the three months ended March 31, 2019 and 2018, respectively.

Adjusted EBITDA from continuing operations increased 22% to $12.5 million for the first quarter of 2019 compared to $10.2 million for the first quarter of 2018.

Adjusted EBITDA (from continuing and discontinued operations) was $14.1 million for the three months ended March 31, 2019 compared to $41.2 million for the three months ended March 31, 2018. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA from continuing operations and adjusted EBITDA to the most directly comparable measures under US GAAP and disclosure regarding why we believe these non-GAAP financial measures provide useful information to investors.

Discontinued Operations

On February 12, 2018, the Company divested its PX business to Press Ganey for $65.2 million in cash (after giving effect to the post-closing working capital adjustment). This sale of the PX business resulted in the divestiture of our patient experience solutions business segment. We recorded a gain on sale, net of tax, of $20.2 million, of which $19.0 million was recorded during the year ended December 31, 2018 and $1.2 million was recorded during the three months ended March 31, 2019. With the proceeds of this sale, our Board of Directors declared a $1.00 per common share special cash dividend, which was paid on April 3, 2018 to shareholders of record on March 6, 2018.

We have classified the results of our PX business segment as discontinued operations in our condensed consolidated statements of income and cash flows for all periods presented. See Note 8 to our condensed consolidated financial statements included in this report for additional information.

Other Developments

Our legacy agreements with Laerdal (the “Legacy Agreements”) for the HeartCode and Resuscitation Quality Improvement (“RQI”) products expired pursuant to their terms on December 31, 2018. Revenues associated with sales of HeartCode and RQI products pursuant to the Legacy Agreements have been significant in recent years, although margins on such products have been lower than HealthStream’s average margin. In 2018, revenue generated by HeartCode and RQI pursuant to the Legacy Agreements was approximately $55 million. In 2019, we expect the revenue from these products generated pursuant to the Legacy Agreements to approximate $59 to $60 million. During the three months ended March 31, 2019, as noted above we recorded revenue of $17.3 million related to HeartCode and RQI products under the Legacy Agreements compared to $12.3 million for the three months ended March 31, 2018. We expect 2019 revenue from HeartCode and RQI generated pursuant to the Legacy Agreements to decline sequentially on a quarterly basis. We also continue to expect revenue from HeartCode and RQI sold pursuant to the Legacy Agreements to be zero in the first quarter of 2021.

On December 6, 2018, we announced a new agreement with RQI Partners, a joint venture between Laerdal and the American Heart Association. This agreement with RQI Partners is not an extension or renewal of the expired Legacy Agreements with Laerdal and should not be construed as such. Under our agreement with RQI Partners, HealthStream will neither market nor sell HeartCode or RQI. Our RQI Partners agreement provides for continuity of service for customers that desire to purchase HeartCode or RQI from RQI Partners after December 31, 2018 and receive it via the HealthStream Learning Center. RQI Partners will remit a fee to us when new sales of HeartCode and RQI are delivered via the HealthStream Learning Center. This fee will not be sufficient to supplant the revenue runout associated with the Legacy Agreements.

We remain actively engaged in efforts to broaden the scope and utilization of our simulation-related offerings to include a range of clinical competencies that extend beyond resuscitation, and we intend to bring to market a broadened scope of simulation-based offerings, including resuscitation programs. On January 17, 2019, as part of a seven-year collaboration agreement with the American Red Cross, which spans to 2026, we announced the launch of the American Red Cross Resuscitation Suite. We have now begun efforts to market, sell, and deliver the American Red Cross Resuscitation Suite. Our first eight customers are under contract for the American Red Cross Resuscitation Suite, and we expect to begin implementing certain of those contracts during the second quarter. No revenue will be recognized from these new contracts until implementation is complete. We believe our efforts to market, sell, and deliver the American Red Cross Resuscitation Suite, along with efforts to bring additional simulation-related offerings to market, have the potential to give rise to additional and higher margin opportunities than those that existed under the Legacy Agreements. However, there is no assurance that we will be successful in these efforts, and to the extent that new simulation-based or other solutions do not generate revenue and/or earnings in a manner that supplants the impact of the Legacy Agreements, our revenue and results of operations may be adversely affected.

Reconciliation of Non-GAAP Financial Measures

This report presents adjusted EBITDA from continuing operations and adjusted EBITDA, both of which are non-GAAP financial measures used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income before interest, income taxes, share-based compensation, depreciation and amortization, and changes in fair value of cost method investments (“adjusted EBITDA”) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain non-cash and non-operating items. Management also believes that adjusted EBITDA from continuing operations is a useful measure for evaluating the operating performance of the Company because such measure excludes the results of operations of the PX business that we no longer own and the gain on sale in connection with the sale of such business in February 2018 and thus reflects the Company’s ongoing business operations and assists in comparing the Company’s results of operations between periods. We also believe that adjusted EBITDA and adjusted EBITDA from continuing operations are useful to many investors to assess the Company’s ongoing results from current operations. Adjusted EBITDA and adjusted EBITDA from continuing operations are non-GAAP financial measures and should not be considered as measures of financial performance under GAAP. Because adjusted EBITDA and adjusted EBITDA from continuing operations are not measurements determined in accordance with GAAP, such non-GAAP financial measures are susceptible to varying calculations. Accordingly, adjusted EBITDA and adjusted EBITDA from continuing operations, as presented, may not be comparable to other similarly titled measures of other companies.

These non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance which are prepared in accordance with US GAAP and may be different from non-GAAP financial measures used by other companies and have limitations as analytical tools.

A reconciliation of adjusted EBITDA and adjusted EBITDA from continuing operations to the most directly comparable GAAP measures is set forth below (in thousands).

	Three Months Ended March 31,
	2019	2018
GAAP income from continuing operations	$4,780	$3,629
Interest income	(790)	(340)
Interest expense	21	34
Income tax provision	1,411	414
Stock based compensation expense	516	419
Depreciation and amortization	6,539	6,073
Change in fair value of cost method investments	—	—
Adjusted EBITDA from continuing operations	$12,477	$10,229

GAAP net income	$5,974	$23,846
Interest income	(790)	(340)
Interest expense	21	34
Income tax provision	1,837	11,124
Stock based compensation expense	516	328
Depreciation and amortization	6,539	6,254
Change in fair value of cost method investments	—	—
Adjusted EBITDA	$14,097	$41,246

Liquidity and Capital Resources

Net cash provided by operating activities from continuing operations increased by $6.5 million to $16.1 million during the three months ended March 31, 2019 from $9.6 million during the three months ended March 31, 2018. The increase compared to the prior year period primarily resulted from changes in accounts and unbilled receivables, accrued royalties, and deferred revenue. The number of days sales outstanding (“DSO”) was 52 days for the first quarter of 2019 compared to 60 days for the first quarter of 2018. The improvement in DSO primarily relates to improved collections in the Provider Solutions segment as compared to the prior year period. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities from continuing operations was approximately $39.4 million for the three months ended March 31, 2019 compared to net cash provided by investing activities from continuing operations of $60.8 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, the Company acquired Providigm for $18.0 million, invested in marketable securities of $30.1 million, purchased property and equipment of $11.3 million, made payments for capitalized software development of $4.9 million, and invested $3.3 million in cost method investments. These uses of cash were partially offset by $28.3 million in maturities of marketable securities. During the three months ended March 31, 2018, the Company divested its PX business segment, receiving proceeds from the sale of $58.2 million (not including the $6.55 million portion of the purchase price being held in escrow for a period of time following the closing as a source of recovery for indemnification claims) and had maturities of marketable securities of $19.6 million. These sources of cash were partially offset by purchases of $1.9 million of property and equipment, $2.5 million for capitalized software development, and $12.6 million for investments in marketable securities.

Net cash used in financing activities from continuing operations was approximately $417,000 for the three months ended March 31, 2019 compared to net cash provided by financing activities from continuing operations of $2.0 million for the three months ended March 31, 2018. The uses of cash for both the three months ended March 31, 2019 and 2018 included the payment of employee payroll taxes in relation to the vesting of restricted share units (“RSU”) of $359,000 and $297,000, respectively. In this regard, the Company net-share settled the employee RSUs by withholding shares with value equivalent to the employee’s minimum statutory obligation for the applicable income and other employment taxes. The uses of cash for both the three months ended March 31, 2019 and 2018 also included $37,000 of payments of earn-outs related to prior acquisitions. The source of cash from financing activities for both the three months ended March 31, 2019 and 2018 was from the exercise of stock options of $31,000 for the three months ended March 31, 2019 and $2.4 million for the three months ended March 31, 2018. The use of cash for the three months ended March 31, 2019 also included $52,000 of cash dividend payments.

Our balance sheet reflects positive working capital of $112.8 million at March 31, 2019 compared to $134.6 million at December 31, 2018. The decrease in working capital is primarily a result of the acquisition of Providigm and capital expenditures related to our new corporate office. The Company’s primary source of liquidity as of March 31, 2019 was $110.6 million of cash and cash equivalents and $36.3 million of marketable securities. The Company also has a $50.0 million revolving credit facility, all of which was available for additional borrowing at March 31, 2019. The revolving credit facility expires on November 24, 2020.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, and capital expenditures for at least the next 12 months.

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense.  Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of March 31, 2019, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any material foreign currency exchange rate risk or commodity price risk. As of March 31, 2019 and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $146.9 million at March 31, 2019. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $317,000.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the first quarter of 2019 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

10.18	HealthStream, Inc. 2019 Executive and Corporate Management Cash Incentive Bonus Plan

10.19	HealthStream, Inc. 2019 Provider Solutions Cash Incentive Bonus Plan

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

April 29, 2019	By:	/s/ Scott A. Roberts
Scott A. Roberts
Interim Chief Financial Officer