Form 10-Q
period 2019-06-30
HEALTHSTREAM INC
filed 2019-07-26
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

Commission File No.: 000-27701

HealthStream, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62‑1443555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 11th Avenue North , Suite 1000,
Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)

(615) 301‑3100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (Par Value $0.00)	HSTM	Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 24, 2019, there were 32,373,525 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$120,849	$134,321
Marketable securities	40,737	34,497
Accounts receivable, net of allowance for doubtful accounts of $843 and $1,161 at June 30, 2019 and December 31, 2018, respectively	27,800	38,124
Accounts receivable - unbilled	2,036	2,880
Prepaid royalties, net of amortization	11,970	13,596
Other prepaid expenses and other current assets	11,089	18,016
Total current assets	214,481	241,434

Property and equipment, net of accumulated depreciation of $16,754 and $20,827 at June 30, 2019 and December 31, 2018, respectively	28,544	15,866
Capitalized software development, net of accumulated amortization of $52,084 and $46,757 at June 30, 2019 and December 31, 2018, respectively	20,764	18,352
Operating lease right of use assets, net	30,774	—
Goodwill	97,300	86,144
Customer-related intangibles, net of accumulated amortization of $26,478 and $23,245 at June 30, 2019 and December 31, 2018, respectively	53,437	53,469
Other intangible assets, net of accumulated amortization of $11,266 and $9,663 at June 30, 2019 and December 31, 2018, respectively	7,356	5,909
Deferred tax assets	251	145
Deferred commissions	15,534	16,470
Non-marketable equity investments	6,786	3,376
Other assets	1,224	783
Total assets	$476,451	$441,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,121	$25,037
Accrued royalties	13,462	15,756
Deferred revenue	66,730	66,061
Total current liabilities	98,313	106,854

Deferred tax liabilities	13,136	11,068
Deferred revenue, noncurrent	2,669	2,868
Operating lease liability, noncurrent	32,046	—
Other long term liabilities	616	2,211
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 32,374 and 32,325 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	288,900	286,597
Retained earnings	40,748	32,373
Accumulated other comprehensive income (loss)	23	(23)
Total shareholders’ equity	329,671	318,947
Total liabilities and shareholders’ equity	$476,451	$441,948

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues, net	$63,781	$57,008	$128,967	$111,866
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	26,806	23,236	53,667	45,484
Product development	7,640	6,547	14,567	12,548
Sales and marketing	9,819	8,913	19,340	17,977
Other general and administrative expenses	10,306	8,029	20,276	15,772
Depreciation and amortization	6,942	6,019	13,480	12,091
Total operating costs and expenses	61,513	52,744	121,330	103,872

Operating income	2,268	4,264	7,637	7,994

Other income, net	852	476	1,674	789

Income from continuing operations before income tax provision	3,120	4,740	9,311	8,783
Income tax provision	719	1,084	2,130	1,498
Income from continuing operations	2,401	3,656	7,181	7,285
Discontinued operations:
Loss from discontinued operations before income tax provision	—	—	—	(64)
(Loss) Gain on sale of discontinued operations	—	(1,502)	1,620	29,490
Income tax (benefit) provision	—	(391)	426	10,319
(Loss) Income from discontinued operations	—	(1,111)	1,194	19,107
Net income	$2,401	$2,545	$8,375	$26,392

Net income (loss) per share – basic:
Continuing operations	$0.07	$0.11	$0.22	$0.23
Discontinued operations	—	(0.03)	0.04	0.59
Net income per share - basic	$0.07	$0.08	$0.26	$0.82

Net income (loss) per share - diluted:
Continuing operations	$0.07	$0.11	$0.22	$0.23
Discontinued operations	—	(0.03)	0.04	0.59
Net income per share - diluted	$0.07	$0.08	$0.26	$0.82

Weighted average shares of common stock outstanding:
Basic	32,394	32,312	32,366	32,205
Diluted	32,434	32,378	32,406	32,255
Dividends declared per share	$—	$—	$—	$1.00

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$2,401	$2,545	$8,375	$26,392

Other comprehensive income, net of taxes:
Unrealized gain (loss) on marketable securities	14	(10)	46	5
Total other comprehensive income (loss)	14	(10)	46	5
Comprehensive income	$2,415	$2,535	$8,421	$26,397

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTs OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Six Months Ended June 30, 2019
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss) Income	Equity
Balance at December 31, 2018	32,325	$286,597	$32,373	$(23)	$318,947
Net income	—	—	5,974	—	5,974
Comprehensive income	—	—	—	32	32
Stock based compensation	—	516	—	—	516
Common stock issued under stock plans, net of shares withheld for employee taxes	63	(328)	—	—	(328)
Balance at March 31, 2019	32,388	$286,785	$38,347	$9	$325,141
Net income	—	—	2,401	—	2,401
Comprehensive income	—	—	—	14	14
Stock donated to Company (held in treasury)	(86)	—	—	—	—
Stock based compensation	—	2,558	—	—	2,558
Common stock issued under stock plans, net of shares withheld for employee taxes	72	(443)	—	—	(443)
Balance at June 30, 2019	32,374	$288,900	$40,748	$23	$329,671

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTs OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Six Months Ended June 30, 2018
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss) Income	Equity
Balance at December 31, 2017	31,908	$282,666	$17,542	$(38)	$300,170
Cumulative effect of accounting change			15,132		15,132
Net income	—	—	23,846	—	23,846
Comprehensive income	—	—	—	15	15
Dividends declared on common stock ($1.00 per share)			(32,518)		(32,518)
Stock based compensation	—	328		—	328
Common stock issued under stock plans, net of shares withheld for employee taxes	394	2,071	—	—	2,071
Balance at March 31, 2018	32,302	$285,065	$24,002	$(23)	$309,044
Net income	—	—	2,545	—	2,545
Comprehensive loss	—	—	—	(10)	(10)
Stock based compensation	—	427	—	—	427
Common stock issued under stock plans, net of shares withheld for employee taxes	15	181	—	—	181
Balance at June 30, 2018	32,317	$285,673	$26,547	$(33)	$312,187

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$8,375	$26,392
Income from discontinued operations	(1,194)	(19,107)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,480	12,091
Stock based compensation	3,074	846
Amortization of deferred commissions	4,201	3,735
Provision for doubtful accounts	48	390
Deferred income taxes	2,066	636
Gain on non-marketable equity investments	(69)	(5)
Other	(84)	—
Changes in operating assets and liabilities:
Accounts and unbilled receivables	12,019	3,905
Prepaid royalties	1,626	1,361
Other prepaid expenses and other current assets	2,746	(6,532)
Deferred commissions	(3,265)	(4,146)
Other assets	(391)	3,747
Accounts payable and accrued expenses	(4,060)	(8,087)
Accrued royalties	(2,294)	(2,298)
Deferred revenue	329	3,277
Net cash provided by continuing operating activities	36,607	16,205
Net cash used in discontinued operating activities	—	(1,003)
Net cash provided by operating activities	36,607	15,202

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(18,018)	—
Proceeds from sale of discontinued operations	6,222	57,828
Proceeds from maturities of marketable securities	38,037	44,663
Purchases of marketable securities	(44,158)	(41,266)
Proceeds from sale of property and equipment	12	—
Payments to acquire cost method investments	(3,342)	—
Payments associated with capitalized software development	(8,374)	(5,094)
Purchases of property and equipment	(19,598)	(3,270)
Net cash (used in) provided by continuing investing activities	(49,219)	52,861
Net cash used in discontinued investing activities	—	(116)
Net cash (used in) provided by investing activities	(49,219)	52,745

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	214	2,552
Taxes paid related to net settlement of equity awards	(985)	(300)
Payments of earn-outs related to acquisitions	(37)	(37)
Payment of cash dividends	(52)	(32,353)
Net cash used in continuing financing activities	(860)	(30,138)
Net cash used in discontinued financing activities	—	—
Net cash used in financing activities	(860)	(30,138)

Net (decrease) increase in cash and cash equivalents	(13,472)	37,809
Cash and cash equivalents at beginning of period	134,321	84,768
Cash and cash equivalents at end of period	$120,849	$122,577

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, Condensed Consolidated Financial Statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

On February 12, 2018, the Company divested its Patient Experience (“PX”) business to Press Ganey Associates, Inc. (“Press Ganey”). The sale of the PX business resulted in the Company’s divestiture of the Company’s patient experience solutions business segment. The Company has classified the results of its previously owned PX segment as discontinued operations in its Condensed Consolidated Statements of Income and Cash Flows for all periods presented. See Note 8 for additional information.

The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Financial Statements at that date and has been adjusted to reflect the Company’s discontinued operations as noted above but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2018 (included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2019).

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents our revenues included in continuing operations from contracts with customers disaggregated by revenue source for the three and six months ended June 30, 2019 and 2018 (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription/SaaS services	$50,892	$9,501	$60,393	$103,696	$18,581	$122,277
Professional services	1,530	1,858	3,388	3,020	3,670	6,690
Total revenues, net	$52,422	$11,359	$63,781	$106,716	$22,251	$128,967

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription/SaaS services	$45,743	$8,667	$54,410	$89,444	$17,700	$107,144
Professional services	1,225	1,373	2,598	2,471	2,251	4,722
Total revenues, net	$46,968	$10,040	$57,008	$91,915	$19,951	$111,866

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

For the three months ended June 30, 2019, the Company recognized $46,000 in impairment losses on receivables and contract assets arising from the Company’s contracts with customers. For the three months ended June 30, 2018 the Company did not recognize any impairment losses on receivables and contract assets arising from the Company’s contracts with customers. For the six months ended June 30, 2019 and 2018, the Company recognized $48,000 and $390,000 in impairment losses on receivables and contract assets arising from the Company’s contracts with customers.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three months ended June 30, 2019 and 2018, we recognized $36.3 million and $33.8 million of revenue from amounts included in deferred revenues at the beginning of the respective period, respectively. During the six months ended June 30, 2019 and 2018, we recognized $51.2 million and $48.0 million of revenue from amounts included in deferred revenues at the beginning of the respective periods. As of June 30, 2019, $436 million of revenue is expected to be recognized from remaining performance obligations under contract with customers. We expect to recognize revenue with respect to 47% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company’s sales commission plans for 2018 and 2019 typically include multiple payments, including initial payments in the period a customer contract is obtained and subsequent payments either 15 or 27 months after the initial payment. Under ASC 606, costs to acquire contracts with customers, such as the initial sales commission payment, are capitalized in the period a customer contract is obtained and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, whereas subsequent sales commission payments which require a substantive performance condition of the employee are expensed ratably through the payment date. The capitalized contract cost is included in deferred commissions in the accompanying Condensed Consolidated Balance Sheets. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the expected period of benefit or technological obsolescence period. The Company recorded amortization of deferred commissions of $2.1 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively, and $4.2 million and $3.7 million for the six months ended June 30, 2019 and 2018, respectively, which is included in Sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During the three months ended June 30, 2019 and 2018, the Company recorded a provision for income taxes from continuing operations of $719,000 and $1.1 million, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded a provision for income taxes from continuing operations of $2.1 million and $1.5 million, respectively. The Company’s effective tax rate for continuing operations for the six months ended June 30, 2019 and 2018 was 23% and 17%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences. Additionally, during the six months ended June 30, 2019 and 2018, the Company recorded excess tax benefits related to stock based awards of $123,000 and $663,000, respectively, as a component of the provision for income taxes.

5. SHAREHOLDERS’ EQUITY

Dividends on Common Stock

On February 12, 2018, the Company’s Board of Directors declared a $1.00 per common share special cash dividend, which was paid on April 3, 2018 to shareholders of record on March 6, 2018.

Stock Based Compensation

The Company has stock awards outstanding under two stock incentive plans: the Company’s 2016 Omnibus Incentive Plan and 2010 Stock Incentive Plan. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to stock based payments, including stock options and restricted share units (“RSUs”). During the six months ended June 30, 2019, the Company issued 86,220 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $27.39 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the six months ended June 30, 2018, the Company issued 83,168 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $24.70 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recorded for the three and six months ended June 30, 2019 and 2018, which is recorded within continuing operations in the Condensed Consolidated Statements of Income, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues (excluding depreciation and amortization)	$670	$10	$671	$18
Product development	765	72	818	145
Sales and marketing	462	50	518	82
Other general and administrative	661	295	1,067	601
Total stock based compensation expense	$2,558	$427	$3,074	$846

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Awards

During June 2019, the Company’s Chief Executive Officer, Robert A. Frist, Jr., contributed 78,520 of his personally owned shares of HealthStream, Inc. common stock (valued at $2.0 million) to the Company, without any consideration paid to him, for the benefit of the Company’s employees. In connection therewith, effective June 26, 2019 the Company approved the award of 78,520 fully vested shares of common stock to approximately 820 employees of the Company under the HealthStream, Inc. 2016 Omnibus Incentive Plan. These shares were issued in July 2019. As required by ASC Topic 718, Compensation – Stock Compensation, the Company recognized $2.0 million of stock based compensation expense for these stock awards during the three months ended June 30, 2019 based on the closing fair market value of the Company’s stock on the date of the Company’s approval of these grants. Total payments related to the employees’ tax obligations to taxing authorities for these stock awards were $627,000 and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019. In addition, the employer taxes and expenses associated with these grants were $0.2 million and were recorded as an expense during June 2019. Mr. Frist contributed an additional 7,852 of his personally owned shares to cover these costs. The receipt of shares from Mr. Frist and in connection with the withholding of shares as set forth above are presented on the Company’s Statement of Shareholders’ Equity in a similar manner as a share repurchase (i.e., reduction of outstanding shares).

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was 131,000 and 70,000 for the three months ended June 30, 2019 and 2018, respectively, and 134,000 and 114,000 for the six months ended June 30, 2019 and 2018, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Income from continuing operations	$2,401	$3,656	$7,181	$7,285
(Loss) Income from discontinued operations	—	(1,111)	1,194	19,107
Net income	$2,401	$2,545	$8,375	$26,392
Denominator:
Weighted-average shares outstanding	32,394	32,312	32,366	32,205
Effect of dilutive shares	40	66	40	50
Weighted-average diluted shares	32,434	32,378	32,406	32,255

Net income (loss) per share - basic:
Continuing operations	$0.07	$0.11	$0.22	$0.23
Discontinued operations	—	(0.03)	0.04	0.59
Net income per share - basic	$0.07	$0.08	$0.26	$0.82

Net income (loss) per share - diluted:
Continuing operations	$0.07	$0.11	$0.22	$0.23
Discontinued operations	—	(0.03)	0.04	0.59
Net income per share - diluted	$0.07	$0.08	$0.26	$0.82

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. MARKETABLE SECURITIES

At June 30, 2019 and December 31, 2018, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	June 30, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$28,141	$19	$(4)	$28,156
Government-sponsored enterprise debt securities	12,577	4	—	12,581
Total	$40,718	$23	$(4)	$40,737

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$31,521	$—	$(23)	$31,498
Government-sponsored enterprise debt securities	2,999	—	—	2,999
Total	$34,520	$—	$(23)	$34,497

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of June 30, 2019, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the three and six months ended June 30, 2019 and 2018, the Company did not reclassify any items out of accumulated other comprehensive (loss) income to net income. All investments in marketable securities are classified as current assets on the balance sheet because the underlying securities mature within one year from the balance sheet date.

8. DISCONTINUED OPERATIONS

Patient Experience

On February 12, 2018, the Company divested PX to Press Ganey for $65.2 million in cash (after giving effect to the post-closing working capital adjustment), resulting in a gain, net of tax, of $20.2 million, of which $19.0 million was recorded during the year ended December 31, 2018 and $1.2 million was recorded during the three months ended March 31, 2019. Approximately $6.55 million of the proceeds was held in escrow for a period of time following the closing as a source of recovery for indemnification claims by Press Ganey, of which $6.22 million was released and paid to the Company in April 2019. Approximately $328,000 remains in escrow through August 12, 2019 as a source of recovery for certain potential indemnification claims.

This sale of the PX business resulted in the Company’s divestiture of the Company’s patient experience solutions business segment. The Company has classified the results of the patient experience solutions business segment as discontinued operations in its Condensed Consolidated Statements of Income and Cash Flows for all periods presented.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The financial results of the PX business for the period prior to divestiture during the six months ended June 30, 2018, are presented in discontinued operations in the Company’s Condensed Consolidated Statement of Income. The following table presents financial results of the PX business (in thousands):

Six Months Ended June 30,
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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information for the three and six months ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues, net:	2019	2018	2019	2018
Workforce Solutions	$52,422	$46,968	$106,716	$91,915
Provider Solutions	11,359	10,040	22,251	19,951
Total revenues, net	$63,781	$57,008	$128,967	$111,866
Operating income from continuing operations:
Workforce Solutions	$8,890	$9,825	$20,419	$19,061
Provider Solutions	1,385	776	2,821	1,289
Unallocated	(8,007)	(6,337)	(15,603)	(12,356)
Total operating income from continuing operations	$2,268	$4,264	$7,637	$7,994

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment assets *	June 30, 2019	December 31, 2018
Workforce Solutions	$120,066	$104,668
Provider Solutions	141,550	145,637
Unallocated	214,835	191,643
Total assets	$476,451	$441,948

*

Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, goodwill and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments, and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

10. BUSINESS COMBINATION

Providigm, LLC

On January 10, 2019, the Company acquired the outstanding equity of Providigm, LLC (“Providigm”), a Denver, Colorado based company focusing on quality assurance and performance improvement in healthcare, primarily serving skilled nursing facilities. The Company acquired Providigm to add its comprehensive quality management system, known as “abaqis®,” to its product portfolio and gain customers in the skilled nursing market. The consideration paid for Providigm consisted of $18.0 million in cash, which the Company funded with cash on hand. In addition, up to an additional $500,000 in cash may be paid by the Company based on the financial performance of Providigm during an 18-month period following closing. Of the purchase price paid by the Company at closing, $3.65 million is being held in escrow for a period of time following the closing to serve as a source of recovery for certain potential indemnification claims by the Company. The Company incurred $388,000 in transaction costs, of which $63,000 was incurred during the six months ended June 30, 2019 and $325,000 was incurred during the year ended 2018. The transaction costs were recorded in other general and administrative in the Condensed Consolidated Statements of Income for such periods. The results of operations for Providigm have been included in the HealthStream Workforce Solutions segment of the Company’s Financial Statements from the date of acquisition.

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$14,368
Cash held in escrow	3,650
Total consideration paid	$18,018

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Accounts and unbilled receivable, net	$898
Prepaid assets	847
Property and equipment	50
Operating lease right-of-use assets	1,233
Other assets	49
Deferred tax assets	104
Goodwill	11,157
Intangible assets	6,250
Accounts payable and accrued liabilities	(1,196)
Deferred revenue	(141)
Operating lease liabilities	(1,233)
Net assets acquired	$18,018

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. During the three months ended June 30, 2019, the Company updated the composition and valuation of intangible assets and recorded a measurement period adjustment increasing goodwill and decreasing intangible assets by approximately $2.0 million. The measurement period adjustment resulted in a decrease to depreciation and amortization expense of $113,000 during the three months ended June 30, 2019. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of intangible assets and indemnification asset and liability. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering Providigm’s products, and expected synergies from integrating Providigm with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $266,000 to an estimated fair value of $141,000. The $125,000 write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services. The acquired assets and liabilities include a $750,000 indemnification asset and liability related to tax liabilities. The purchase agreement also contains a provision for up to $500,000 of additional consideration based on the achievement of financial performance targets by Providigm during an 18-month period following the closing date. Management assessed the likelihood of achieving the financial performance targets, which has been included in the preliminary purchase price allocation.

The following table sets forth the preliminary components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Preliminary Fair Value	Useful life
Customer relationships	$3,200	12 years
Developed technology	2,800	5 years
Trade Name	250	7 years
Total preliminary intangible assets subject to amortization	$6,250

The amounts of revenue and operating loss of Providigm included in the Company’s Condensed Consolidated Statements of Income from the date of acquisition of January 10, 2019 to the three and six months ended June 30, 2019 are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total revenues	$1,844	$3,336
Operating loss	$(90)	$(488)

The following unaudited pro forma financial information summarizes the combined results of continuing and discontinued operations of the Company, unless otherwise noted, and Providigm as though the companies were combined as of January 1, 2018 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$63,781	$59,412	$129,278	$119,600
Income from continuing operations	$2,401	$3,580	$7,235	$7,098
Net income	$2,401	$2,469	$8,429	$26,204
Net income per share - basic	$0.07	$0.08	$0.26	$0.81
Net income per share - diluted	$0.07	$0.08	$0.26	$0.81

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

As of June 30, 2019, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three and six months ended June 30, 2019.

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

Upon adoption of ASC 842, the Company had non-cancellable operating leases for office space subject to recognition as ROU assets. Accordingly, on January 1, 2019 the Company recorded $4.8 million in ROU assets and $6.4 million in operating lease liabilities (the difference of $1.6 million related to existing deferred rent liabilities as of December 31, 2018 which had the effect of reducing the ROU asset upon adoption). During 2019, the Company acquired an operating lease as part of its acquisition of Providigm, resulting in a $1.2 million ROU asset and lease liability, and another operating lease for office space commenced for the Company’s new corporate headquarters in Nashville, TN, resulting in a $26.5 million ROU asset and lease liability. As of June 30, 2019, the Company does not have any leases that have not yet commenced.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company does not have any lease contracts that contain: (1) an option to extend that the Company is reasonably certain to exercise, (2) an option to terminate that the Company is reasonably certain not to exercise, or (3) an option to extend (or not to terminate) in which exercise of the option is controlled by the lessor. Additionally, the Company does not have any leases with residual value guarantees or material restrictive covenants. For leases already commenced, the lease term was determined to be the remaining months in the lease term as of January 1, 2019, the date of adoption. The Company has elected not to recognize leases with initial terms of one year or less on the balance sheet. Lease liabilities and their corresponding right-of-use assets have been recorded based on the present value of the future lease payments over the expected lease term. Most of the Company’s lease agreements contain provisions for escalating rent payments over the terms of the leases.

The Company’s leases do not contain readily determinable implicit discount rates, and as such the Company must use its incremental borrowing rate to discount the future lease payments based on information available at lease commencement. The incremental borrowing rate was estimated by determining the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company’s operating lease cost as presented in other general and administrative expense in the Condensed Consolidated Statement of Income was $1.4 million and $2.6 million for the three and six months ended June 30, 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million for the six months ended June 30, 2019. As of June 30, 2019, the weighted-average remaining lease term was 11.0 years, and the weighted-average incremental borrowing rate was 6%.

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet as of June 30, 2019 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right of use assets, net	$30,774
Total leased assets		$30,774
Liabilities
Operating lease liabilities, current	Accounts payable and accrued expenses	$1,693
Operating lease liabilities, noncurrent	Operating lease liability, noncurrent	32,046
Total operating lease liabilities		$33,739

The table below presents the maturities of lease liabilities under non-cancellable leases as of June 30, 2019 (in thousands).

2019	1,353
2020	4,705
2021	4,505
2022	4,124
2023	3,979
Thereafter	28,655
Total undiscounted lease payments	47,321
Less imputed interest	13,582
Total lease liabilities	$33,739

13. NON-MARKETABLE EQUITY INVESTMENTS

Non-marketable equity investments, where the Company is not able to exercise significant influence over the investee, are accounted for under the cost method. ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), became effective for the Company as of January 1, 2018 and requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The aggregate carrying amount of all cost method investments was $5.4 million and $2.1 million as of June 30, 2019 and December 31, 2018, respectively, which carrying value we evaluate for impairment at each reporting period. Cumulatively, the Company has recorded $1.3 million in reductions to the carrying value of cost method investments due to downward changes in fair value based on observable prices from orderly transactions for similar investments made in the investee. The fair value of cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

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

Overview

HealthStream provides workforce and provider solutions for healthcare organizations—all designed to develop the people that deliver patient care, which, in turn, supports the improvement of business and clinical outcomes. Workforce Solutions products are used by healthcare organizations to meet a broad range of their clinical development, talent management, training, certification, competency assessment, and performance appraisal needs. Provider Solutions products are used by healthcare organizations for provider credentialing, privileging, and enrollment needs. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. At June 30, 2019, we had approximately 2.34 million contracted subscriptions to hStreamTM, our Platform-as-a-Service technology. hStream technology enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content.

On February 12, 2018, the Company divested its Patient Experience (“PX”) business to Press Ganey for $65.2 million in cash (after giving effect to the post-closing adjustment), resulting in a gain, net of tax, of $20.2 million.

Prior to the disposition of the PX business, our Patient Experience Solutions products provided our customers information about patients’ experiences and how to improve them, workforce engagement, physician relations, and community perceptions of their services. The historical financial results of the PX business for periods prior to the closing of the disposition of the PX business on February 12, 2018 are reflected in the Company’s Condensed Consolidated Financial Statements as discontinued operations. This sale of the PX business resulted in the Company’s divestiture of the patient experience solutions business segment.

Key financial indicators of operations for the second quarter of 2019 are set forth in the bullets below.

•

Our Chief Executive Officer, Robert A. Frist, Jr.,  contributed $2.2 million of his personally owned HealthStream stock to the Company in order to facilitate the grant of 78,520 shares of common stock to approximately 820 employees under our 2016 Omnibus Incentive Plan, which grant resulted in a corresponding $2.2 million charge for stock based compensation and related expense in the second quarter

•	Revenues of $63.8 million in the second quarter of 2019, up 12% from $57.0 million in the second quarter of 2018
•

Operating income of $2.3 million in the second quarter of 2019, down 47% from $4.3 million in the second quarter of 2018, which was negatively impacted in the amount of $2.2 million by the charge associated with the stock grant to employees referenced above

•

Income from continuing operations of $2.4 million in the second quarter of 2019, down 34% from $3.7 million in the second quarter of 2018, which was negatively impacted in the amount of $1.7 million by the charge associated with the stock grant to employees referenced above

•

Earnings per share (EPS) from continuing operations of $0.07 per share (diluted) in the second quarter of 2019, which was negatively impacted by $0.05 from the charge associated with the stock grant to employees referenced above, compared to EPS from continuing operations of $0.11 per share (diluted) in the second quarter of 2018

•	Adjusted EBITDA[1] from continuing operations of $11.8 million in the second quarter of 2019, up 10% from $10.7 million in the second quarter of 2018
(1)

Adjusted EBITDA from continuing operations is a non-GAAP financial measure. A reconciliation of adjusted EBITDA from continuing operations to income from continuing operations and disclosure regarding why we believe adjusted EBITDA from continuing operations provides useful information to investors is included later in this report.

As referenced above, in June 2019, Robert A. Frist, Jr. contributed 78,520 of his personally owned shares of common stock (with a value of $2.0 million) to the Company for the benefit of HealthStream employees, without any consideration paid to Mr. Frist. In connection therewith, the Company has approved the grant of the same number of shares under its 2016 Omnibus Incentive Plan to approximately 820 of its employees. These shares were issued in July 2019. Mr. Frist also contributed an additional 7,852 of his personally owned shares to cover the Company’s costs associated with such grants, such as administrative expenses and employer payroll taxes. Together, these grants resulted in the Company recognizing approximately $2.0 million stock based compensation expense and $0.2 million payroll tax expense in the second quarter of 2019. The only shareholder who will be diluted from these transactions will be Mr. Frist. See Note 5 to the Condensed Consolidated Financial Statements, included within this report, for additional information.

On January 10, 2019, the Company acquired the outstanding equity of Providigm, LLC (“Providigm”), a Denver-based company focused on quality assurance and performance improvement in healthcare, primarily serving skilled nursing facilities, for $18.0 million in cash. In addition, up to an additional $500,000 in cash may be paid by the Company contingent upon the performance of Providigm during an 18-month period following closing. The results of operations for Providigm have been included in the HealthStream Workforce Solutions segment of our Financial Statements from the date of acquisition.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our 2018 Form 10-K and the Notes to the Condensed Consolidated Financial Statements herein, which contain additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no material changes in our critical accounting policies and estimates from those reported in our 2018 Form 10-K. Note 2 in the Notes to Condensed Consolidated Financial Statements summarizes new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) that has been recently adopted by the Company, or not yet adopted by the Company, and our evaluation of such accounting guidance and the anticipated impact of such guidance (if known) on the Company.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues, net. Revenues increased $6.8 million, or 12%, to $63.8 million for the three months ended June 30, 2019 from $57.0 million for the three months ended June 30, 2018.

A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended June 30,
Revenues by Business Segment:	2019	2018	Percentage Change
Workforce Solutions	$52,422	$46,968	12%
Provider Solutions	11,359	10,040	13%
Total revenues, net	$63,781	$57,008	12%

% of Revenues
Workforce Solutions	82%	82%
Provider Solutions	18%	18%

Revenues for HealthStream Workforce Solutions increased $5.4 million, or 12%, to $52.4 million for the three months ended June 30, 2019 from $47.0 million for the three months ended June 30, 2018. Revenue growth in 2019 was positively impacted by higher revenues from our legacy resuscitation products, which were $15.5 million in the second quarter of 2019 compared to $13.2 million in the second quarter of 2018, and growth in our proprietary learning and compliance products. The acquisition of Providigm, which was completed in January 2019, also added $1.8 million of revenue to the second quarter of 2019.

Revenues for HealthStream Provider Solutions increased $1.4 million, or 13%, to $11.4 million for the three months ended June 30, 2019 from $10.0 million for the three months ended June 30, 2018. Revenue growth was primarily a result of new Verity platform subscriptions and professional services for implementation of new customers.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased $3.6 million, or 15%, to $26.8 million for the three months ended June 30, 2019 from $23.2 million for the three months ended June 30, 2018. Cost of revenues as a percentage of revenues was 42% and 41% for the three months ended June 30, 2019 and 2018, respectively.

Cost of revenues for HealthStream Workforce Solutions increased $2.9 million to $22.9 million and approximated 44% and 43% of revenues for HealthStream Workforce Solutions for the three months ended June 30, 2019 and 2018, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, personnel costs, and stock based compensation related to the stock awards granted during the three months ended June 30, 2019. Cost of revenues for HealthStream Provider Solutions increased $664,000 to $3.9 million and approximated 35% and 32% of HealthStream Provider Solutions revenues for the three months ended June 30, 2019 and 2018, respectively. The increase is primarily associated with increased personnel costs and stock based compensation related to the stock awards granted during the three months ended June 30, 2019 as described above.

Product Development. Product development expenses increased $1.1 million, or 17%, to $7.6 million for the three months ended June 30, 2019 from $6.5 million for the three months ended June 30, 2018. Product development expenses as a percentage of revenues were 12% and 11% for the three months ended June 30, 2019 and 2018, respectively.

Product development expenses for HealthStream Workforce Solutions increased $1.1 million to $6.3 million and approximated 12% and 11% of revenues for HealthStream Workforce Solutions for the three months ended June 30, 2019 and 2018, respectively. The increase is primarily due to increased personnel costs and stock based compensation related to the stock awards granted during the three months ended June 30, 2019 as described above. Product development expenses for HealthStream Provider Solutions increased $29,000 to $1.3 million and approximated 11% and 12% of revenues for HealthStream Provider Solutions for the three months ended June 30, 2019 and 2018, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $906,000, or 10%, to $9.8 million for the three months ended June 30, 2019 from $8.9 million for the three months ended June 30, 2018. Sales and marketing expenses were 15% and 16% of revenues for the three months ended June 30, 2019 and 2018, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions increased $776,000 to $8.0 million and approximated 15% of revenues for HealthStream Workforce Solutions for both the three months ended June 30, 2019 and 2018. The increase is primarily due higher stock based compensation related to the stock awards granted during the three months ended June 30, 2019 as described above as well as higher sales commissions, consistent with the increases in revenue. Sales and marketing expenses for HealthStream Provider Solutions increased $196,000 to $1.5 million and approximated 14% of revenues for HealthStream Provider Solutions for both the three months ended June 30, 2019 and 2018. The increase is due to increased personnel and related costs and stock based compensation related to stock awards granted during the three months ended June 30, 2019. The unallocated portion of sales and marketing expenses decreased $66,000 to $279,000 compared to the prior year period primarily due to decreases in personnel costs.

Other General and Administrative Expenses. Other general and administrative expenses increased $2.3 million, or 28%, to $10.3 million for the three months ended June 30, 2019 from $8.0 million for the three months ended June 30, 2018. Other general and administrative expenses as a percentage of revenues were 16% and 14% of revenues for the three months ended June 30, 2019 and 2018, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased $1.4 million to $3.6 million and approximated 7% and 5% of HealthStream Workforce Solutions revenues for the three months ended June 30, 2019 and 2018, respectively. The increase is primarily due to higher facilities expense related to our new corporate headquarters as well as increased personnel costs. Other general and administrative expenses for HealthStream Provider Solutions decreased $395,000 to $795,000 and approximated 7% and 12% of HealthStream Provider Solutions revenues for the three months ended June 30, 2019 and 2018, respectively. The decrease is due to lower contract labor and facilities costs. The unallocated corporate portion of other general and administrative expenses increased $1.3 million to $5.9 million compared to the prior year period primarily due to increases to personnel, software expenses, and stock based compensation.

Depreciation and Amortization. Depreciation and amortization was $6.9 million and $6.0 million for the three months ended June 30, 2019 and 2018, respectively. The increase resulted from an increase in amortization of capitalized software and intangible assets, as well as depreciation of property and equipment.

Other Income, Net. Other income, net was $852,000 for the three months ended June 30, 2019 compared to $476,000 for the three months ended June 30, 2018. The increase is a result of higher interest income from cash and investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes from continuing operations of $719,000 for the three months ended June 30, 2019 compared to $1.1 million for the three months ended June 30, 2018. The Company’s effective tax rate was 23% for both the three months ended June 30, 2019 and 2018, respectively.

Income from Continuing Operations. Income from continuing operations was $2.4 million in the second quarter of 2019, up from $3.7 million in the second quarter of 2018, which decline was driven by the $1.7 million charge associated with the stock grant to employees referenced above. Earnings per diluted share from continuing operations were $0.07 and $0.11 per share for the three months ended June 30, 2019 and 2018, respectively.

(Loss) Income from Discontinued Operations. The Company recorded no (loss) income from discontinued operations for the three months ended June 30, 2019 compared to a loss of $1.1 million for the three months ended June 30, 2018. Loss from discontinued operations during the three months ended June 30, 2018 was primarily due to a reduction in the gain previously recognized by the Company in connection with the sale of the PX business in February 2018.

Net Income. Net income decreased $144,000, to $2.4 million for the three months ended June 30, 2019 from $2.5 million for the three months ended June 30, 2018. Earnings per diluted share were $0.07 and $0.08 per share for the three months ended June 30, 2019 and 2018, respectively.

Adjusted EBITDA (a non-GAAP financial measure which we define as net income before interest, income taxes, stock based compensation, and depreciation and amortization) from continuing operations increased 10% to $11.8 million for the three months ended June 30, 2019, compared to $10.7 million for the three months ended June 30, 2018. Adjusted EBITDA was not impacted by the stock contribution and grant transactions described above, except for the $0.2 million payroll tax expense.

Adjusted EBITDA increased $2.6 million to $11.8 million for the three months ended June 30, 2019, compared to $9.2 million for the three months ended June 30, 2018, which increase was primarily driven by the divestiture of the PX business as noted above. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA from continuing operations and Adjusted EBITDA to the most directly comparable measures under US GAAP.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues, net. Revenues increased $17.1 million, or 15%, to $129.0 million for the six months ended June 30, 2019 from $111.9 million for the six months ended June 30, 2018.

A comparison of revenues by business segment is as follows (in thousands):

	Six Months Ended June 30,
Revenues by Business Segment:	2019	2018	Percentage Change
Workforce Solutions	$106,716	$91,915	16%
Provider Solutions	22,251	19,951	12%
Total revenues, net	$128,967	$111,866	15%

% of Revenues
Workforce Solutions	83%	82%
Provider Solutions	17%	18%

Revenues for HealthStream Workforce Solutions increased $14.8 million, or 16%, over the first six months of 2018. Revenue growth in 2019 was positively impacted by higher revenues from our legacy resuscitation products, which were $32.8 million in the first six months of 2019 compared to $25.5 million in the first six months of 2018, and growth in our proprietary learning and compliance products. The acquisition of Providigm, which was completed in January 2019 also added $3.3 million of revenue to the first six months of 2019.

Revenues for HealthStream Provider Solutions increased $2.3 million, or 12%, over the first six months of 2018. Revenue growth was primarily a result of new Verity platform subscriptions and professional services for implementation of new customers.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased $8.2 million, or 18%, to $53.7 million for the six months ended June 30, 2019 from $45.5 million for the six months ended June 30, 2018. Cost of revenues as a percentage of revenues was 42% and 41% for the six months ended June 30, 2019 and 2018, respectively.

Cost of revenues for HealthStream Workforce Solutions increased $7.2 million to $46.1 million and approximated 43% and 42% of revenues for HealthStream Workforce Solutions for the six months ended June 30, 2019 and 2018, respectively. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues and additions to personnel. Cost of revenues for HealthStream Provider Solutions increased $1.0 million to $7.6 million and approximated 34% and 33% of HealthStream Provider Solutions revenues for the six months ended June 30, 2019 and 2018, respectively. The increase is primarily due to increased personnel over the prior year period.

Product Development. Product development expenses increased $2.1 million, or 16%, to $14.6 million for the six months ended June 30, 2019 from $12.5 million for the six months ended June 30, 2018. Product development expenses as a percentage of revenues were 11% of revenues for both the six months ended June 30, 2019 and 2018.

Product development expenses for HealthStream Workforce Solutions increased $2.1 million to $12.2 million and approximated 11% of revenues for HealthStream Workforce Solutions for both the six months ended June 30, 2019 and 2018. The increase is primarily due to increased personnel over the prior year period. Product development expenses for HealthStream Provider Solutions decreased $13,000 to $2.4 million and approximated 11% and 12% of revenues for HealthStream Provider Solutions for the six months ended June 30, 2019 and 2018, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $1.4 million, or 8%, to $19.3 million for the six months ended June 30, 2019 from $18.0 million for the six months ended June 30, 2018. Sales and marketing expenses were 15% and 16% of revenues for the six months ended June 30, 2019 and 2018, respectively.

Sales and marketing expenses for HealthStream Workforce Solutions increased $1.3 million to $15.8 million and approximated 15% and 16% of revenues for HealthStream Workforce Solutions for the six months ended June 30, 2019 and 2018, respectively. The increase is primarily due to higher sales commissions, consistent with the increases in revenues, and stock based compensation related to the stock awards granted during the six months ended June 30, 2019. Sales and marketing expenses for HealthStream Provider Solutions increased $173,000 to $3.0 million and approximated 13% and 14% of revenues for HealthStream Provider Solutions for the six months ended June 30, 2019 and 2018, respectively. The increase in amount is primarily associated with the increases to personnel and related costs. The unallocated portion of sales and marketing expenses decreased $119,000 to $539,000 compared to the prior year period primarily due to decreased personnel costs.

Other General and Administrative Expenses. Other general and administrative expenses increased $4.5 million, or 29%, to $20.3 million for the six months ended June 30, 2019 from $15.8 million for the six months ended June 30, 2018. Other general and administrative expenses as a percentage of revenues were 16% and 14% of revenues for the six months ended June 30, 2019 and 2018, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased $2.5 million to $6.9 million and approximated 6% and 5% of revenues for HealthStream Workforce Solutions for the six months ended June 30, 2019 and 2018, respectively. The increase is primarily due to increases to personnel, software expenses, facilities, and telecom costs. The acquisition of Providigm in January 2019 also contributed to this increase during the first six months of 2019. Other general and administrative expenses for HealthStream Provider Solutions decreased $815,000 to $1.7 million and approximated 8% and 13% of revenues for HealthStream Provider Solutions for the six months ended June 30, 2019 and 2018, respectively. The decrease is primarily associated with lower contract labor expense compared to the prior year period. The unallocated corporate portion of other general and administrative expenses increased $2.8 million to $11.7 million compared to the first six months of 2018 primarily due to increases in software expenses as well as increases to personnel and related costs over the prior year period.

Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 11%, to $13.5 million for the six months ended June 30, 2019 from $12.1 million for the six months ended June 30, 2018. The increase resulted from an increase in amortization of capitalized software and intangible assets, as well as depreciation of property and equipment.

Other Income, Net. Other income, net was $1.7 million for the six months ended June 30, 2019 compared to $789,000 for the six months ended June 30, 2018. This increase is a result of higher interest income from cash and investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of $2.1 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively. The Company’s effective tax rate was 23% for the six months ended June 30, 2019 compared to 17% for the six months ended June 30, 2018. During the six months ended June 30, 2019 and 2018, the Company recorded excess tax benefits from stock based awards of $123,000 and $663,000, respectively, as a component of the provision for income taxes, which reduced the effective tax rate compared to the statutory tax rates.

Income from Continuing Operations. Income from continuing operations was $7.2 million for the six months ended June 30, 2019 compared to $7.3 million for the six months ended June 30, 2018. Earnings per diluted share from continuing operations were $0.22 and $0.23 per share for the six months ended June 30, 2019 and 2018, respectively.

(Loss) Income from Discontinued Operations. (Loss) income from discontinued operations was income of $1.2 million for the six months ended June 30, 2019, compared to income of $19.1 million for the six months ended June 30, 2018. Income from discontinued operations during the six months ended June 30, 2019 was the result of the release of escrow funds. The gain, net of tax, of $19.1 million recognized by the Company during the six months ended June 30, 2018, related to the sale of the PX business, which occurred on February 12, 2018.

Net Income. Net income decreased to $8.4 million for the six months ended June 30, 2019 from $26.4 million for the six months ended June 30, 2018. This decrease was attributable to the $19.1 million gain from the sale of the PX business. Earnings per diluted share were $0.26 per share and $0.82 per share for the six months ended June 30, 2019 and 2018, respectively.

Adjusted EBITDA from continuing operations increased 16% to $24.2 million for the six months ended June 30, 2019, compared to $20.9 million for the six months ended June 30, 2018.

Adjusted EBITDA decreased $24.6 million to $25.9 million for the six months ended June 30, 2019 compared to $50.5 million for the six months ended June 30, 2018. This decrease resulted from the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

Discontinued Operations

On February 12, 2018, the Company divested its PX business to Press Ganey for $65.2 million in cash (after giving effect to the post-closing working capital adjustment). This sale of the PX business resulted in the divestiture of our patient experience solutions business segment. We recorded a gain on sale, net of tax, of $20.2 million, of which $19.0 million was recorded during the year ended December 31, 2018 and $1.2 million was recorded during the six months ended June 30, 2019. With the proceeds of this sale, our Board of Directors declared a $1.00 per common share special cash dividend, which was paid on April 3, 2018 to shareholders of record on March 6, 2018.

We have classified the results of our PX segment as discontinued operations in our Condensed Consolidated Statements of Income and Cash Flows for all periods presented. See Note 8 to our Condensed Consolidated Financial Statements included in this report for additional information.

Other Developments

Our legacy agreements with Laerdal (the “Legacy Agreements”) for the HeartCode and Resuscitation Quality Improvement (“RQI”) products expired pursuant to their terms on December 31, 2018. Revenues associated with sales of HeartCode and RQI products pursuant to the Legacy Agreements have been significant in recent years, although margins on such products have been lower than HealthStream’s average margin. In 2018, revenue generated by HeartCode and RQI products pursuant to the Legacy Agreements was $55 million. During the six months ended June 30, 2019, as noted above, we recorded revenue of $32.8 million related to HeartCode and RQI products under the Legacy Agreements compared to $25.5 million for the six months ended June 30, 2018. In addition, during the three months ended June 30, 2019, as noted above, we recorded revenue of $15.5 million related to HeartCode and RQI products under the Legacy Agreements compared to $13.2 million for the three months ended June 30, 2018. We expect revenue from HeartCode and RQI products generated pursuant to the Legacy Agreements to decline sequentially on a quarterly basis and that revenue to be generated from such products during the last six months of 2019 to be approximately $26 million to $27 million. We also continue to expect revenue from HeartCode and RQI products sold pursuant to the Legacy Agreements to be zero in the first quarter of 2021.

On December 6, 2018, we announced a new agreement with RQI Partners, a joint venture between Laerdal and the American Heart Association. This agreement with RQI Partners was not an extension or renewal of the expired Legacy Agreements with Laerdal and should not be construed as such. Under our agreement with RQI Partners, HealthStream will neither market nor sell HeartCode or RQI. Our RQI Partners agreement provides for continuity of service for customers that desire to purchase HeartCode or RQI from RQI Partners after December 31, 2018 and receive it via the HealthStream Learning Center. RQI Partners will remit a fee to us when new sales of HeartCode and RQI are delivered via the HealthStream Learning Center. This fee will not be sufficient to supplant the revenue runout associated with the Legacy Agreements.

We remain actively engaged in efforts to broaden the scope and utilization of our simulation-related offerings to include a range of clinical competencies that extend beyond resuscitation, and we intend to bring to market a broadened scope of simulation-based offerings, including resuscitation programs. On January 17, 2019, as part of a seven-year collaboration agreement with the American Red Cross which spans to 2026, we announced the launch of the American Red Cross Resuscitation Suite. We have now begun efforts to market, sell, and deliver the American Red Cross Resuscitation Suite. Several customers have been implemented, and we began to recognize a de minimis amount of revenue under this agreement during the second quarter of 2019. We believe our efforts to market, sell, and deliver the American Red Cross Resuscitation Suite, along with efforts to bring additional simulation-related offerings to market, have the potential to give rise to additional and higher margin opportunities than those that existed under the Legacy Agreements. However, there is no assurance that we will be successful in these efforts, and to the extent that new simulation-based or other solutions do not generate revenue and/or earnings in a manner that supplants the impact of the Legacy Agreements, our revenue and results of operations may be adversely affected.

Reconciliation of Non-GAAP Financial Measures

This report presents adjusted EBITDA from continuing operations and adjusted EBITDA, both of which are non-GAAP financial measures used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income before interest, income taxes, stock based compensation, depreciation and amortization, and changes in fair value of cost method investments (“adjusted EBITDA”) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain non-cash and non-operating items. Management also believes that adjusted EBITDA from continuing operations is a useful measure for evaluating the operating performance of the Company because such measure excludes the results of operations of the PX business that we no longer own and the gain on sale in connection with the sale of such business in February 2018 and thus reflects the Company’s ongoing business operations and assists in comparing the Company’s results of operations between periods. We also believe that adjusted EBITDA and adjusted EBITDA from continuing operations are useful to many investors to assess the Company’s ongoing results from current operations. Adjusted EBITDA and adjusted EBITDA from continuing operations are non-GAAP financial measures and should not be considered as measures of financial performance under GAAP. Because adjusted EBITDA and adjusted EBITDA from continuing operations are not measurements determined in accordance with GAAP, such non-GAAP financial measures are susceptible to varying calculations. Accordingly, adjusted EBITDA and adjusted EBITDA from continuing operations, as presented, may not be comparable to other similarly titled measures of other companies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GAAP income from continuing operations	$2,401	$3,656	$7,181	$7,285
Interest income	(884)	(510)	(1,674)	(850)
Interest expense	30	32	51	66
Income tax provision	719	1,084	2,130	1,498
Stock based compensation expense	2,558	427	3,074	846
Depreciation and amortization	6,942	6,019	13,480	12,091
Change in fair value of cost method investments	—	—	—	—
Adjusted EBITDA from continuing operations	$11,766	$10,708	$24,242	$20,936

GAAP net income	$2,401	$2,545	$8,375	$26,392
Interest income	(884)	(510)	(1,674)	(850)
Interest expense	30	32	51	66
Income tax provision	719	693	2,556	11,817
Stock based compensation expense	2,558	427	3,074	755
Depreciation and amortization	6,942	6,019	13,480	12,273
Change in fair value of cost method investments	—	—	—	—
Adjusted EBITDA	$11,766	$9,206	$25,862	$50,453

Liquidity and Capital Resources

Net cash provided by operating activities from continuing operations increased by $20.4 million, or 126% to $36.6 million during the six months ended June 30, 2019 from $16.2 million during the six months ended June 30, 2018. The increase compared to the prior year period primarily resulted from reductions in receivables, prepaid expenses and other current assets, and current liabilities. The number of days sales outstanding (“DSO”) was 47 days for the second quarter of 2019 compared to 54 days for the second quarter of 2018. The decrease in DSO primarily relates to improved collections as compared to the prior year period. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities from continuing operations was $49.2 million for the six months ended June 30, 2019 compared to net cash provided by investing activities from continuing operations of $52.9 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company acquired Providigm for $18.0 million, invested in marketable securities of $44.2 million, purchased property and equipment of $19.6 million, made payments for capitalized software development of $8.4 million, and invested $3.3 million in cost method investments. These uses of cash were partially offset by $38.0 million in maturities of marketable securities and $6.2 million in proceeds from the sale of its PX business segment. During the six months ended June 30, 2018, the Company divested its PX business segment, receiving proceeds from the sale of $57.8 million and had maturities of marketable securities of $44.7 million. These sources of cash were partially offset by purchases of $3.3 million of property and equipment, $5.1 million for capitalized software development, and $41.3 million for investments in marketable securities.

Net cash used in financing activities from continuing operations was $860,000 for the six months ended June 30, 2019 compared to $30.1 million for the six months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, the uses of cash included the payment of employee payroll taxes in relation to the vesting of restricted share units (“RSU”) and stock awards of $985,000 and $300,000, respectively. In this regard, the Company net-share settled the employee RSUs by withholding shares with value equivalent to the employee’s minimum statutory obligation for the applicable income and other employment taxes. The uses of cash for both the six months ended June 30, 2019 and 2018 also included $37,000 of payments of earn-outs related to prior acquisitions and also included cash dividend payments of $52,000 and $32.4 million, respectively. The source of cash from financing activities for both the six months ended June 30, 2019 and 2018 was from the exercise of stock options of $214,000 and $2.6 million, respectively.

Our balance sheet reflects positive working capital of $116.2 million at June 30, 2019 compared to $134.6 million at December 31, 2018. The decrease in working capital is primarily a result of the acquisition of Providigm in January 2019. The Company’s primary source of liquidity as of June 30, 2019 was $120.8 million of cash and cash equivalents and $40.7 million of marketable securities. The Company also has a $50.0 million revolving credit facility, all of which was available for additional borrowing at June 30, 2019. The revolving credit facility expires on November 24, 2020, unless earlier renewed or amended.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, and capital expenditures for at least the next 12 months.

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of June 30, 2019, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any material foreign currency exchange rate risk or commodity price risk. As of June 30, 2019 and during the six months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $161.6 million at June 30, 2019. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by $396,000.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the second quarter of 2019 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

10.18*	HealthStream, Inc. Amended 2019 Executive and Corporate Management Cash Incentive Bonus Plan

10.19*	HealthStream, Inc. Amended 2019 Provider Solutions Cash Incentive Bonus Plan

10.20*	Contribution Agreement dated as of June 26, 2019 between HealthStream, Inc. and Robert A Frist, Jr.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

* - Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

July 26, 2019	By:	/s/ Scott A. Roberts
Scott A. Roberts
Interim Chief Financial Officer