Form 10-Q
period 2019-09-30
HEALTHSTREAM INC
filed 2019-10-28
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No.: 000-27701

HealthStream, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-1443555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 11th Avenue North, Suite 1000,
Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)

(615) 301‑3100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (Par Value $0.00)	HSTM	Nasdaq

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

As of October 24, 2019, there were 32,378,352 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$133,914	$134,321
Marketable securities	38,724	34,497
Accounts receivable, net of allowance for doubtful accounts of $824 and $1,161 at September 30, 2019 and December 31, 2018, respectively	25,921	38,124
Accounts receivable - unbilled	2,333	2,880
Prepaid royalties, net of amortization	11,875	13,596
Other prepaid expenses and other current assets	10,200	18,016
Total current assets	222,967	241,434

Property and equipment, net of accumulated depreciation of $18,720 and $20,827 at September 30, 2019 and December 31, 2018, respectively	26,931	15,866
Capitalized software development, net of accumulated amortization of $54,887 and $46,757 at September 30, 2019 and December 31, 2018, respectively	20,701	18,352
Operating lease right of use assets, net	30,134	—
Goodwill	97,538	86,144
Customer-related intangibles, net of accumulated amortization of $28,116 and $23,245 at September 30, 2019 and December 31, 2018, respectively	52,099	53,469
Other intangible assets, net of accumulated amortization of $11,958 and $9,663 at September 30, 2019 and December 31, 2018, respectively	6,064	5,909
Deferred tax assets	251	145
Deferred commissions	15,725	16,470
Non-marketable equity investments	6,805	3,376
Other assets	982	783
Total assets	$480,197	$441,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,930	$25,037
Accrued royalties	15,204	15,756
Deferred revenue	64,565	66,061
Total current liabilities	99,699	106,854

Deferred tax liabilities	12,872	11,068
Deferred revenue, noncurrent	2,052	2,868
Operating lease liability, noncurrent	31,338	—
Other long term liabilities	343	2,211
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 32,378 and 32,325 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	289,424	286,597
Retained earnings	44,460	32,373
Accumulated other comprehensive income (loss)	9	(23)
Total shareholders’ equity	333,893	318,947
Total liabilities and shareholders’ equity	$480,197	$441,948

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues, net	$62,450	$59,925	$191,417	$171,791
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	25,348	25,102	79,015	70,586
Product development	7,195	6,600	21,763	19,149
Sales and marketing	9,003	8,559	28,343	26,536
Other general and administrative expenses	10,007	8,997	30,283	24,769
Depreciation and amortization	7,149	6,006	20,629	18,097
Total operating costs and expenses	58,702	55,264	180,033	159,137

Operating income	3,748	4,661	11,384	12,654

Other income (loss), net	853	(548)	2,528	241

Income from continuing operations before income tax provision	4,601	4,113	13,912	12,895
Income tax provision	1,140	1,077	3,270	2,575
Income from continuing operations	3,461	3,036	10,642	10,320
Discontinued operations:
Loss from discontinued operations before income tax provision	—	—	—	(64)
Gain on sale of discontinued operations	340	—	1,960	29,490
Income tax provision	89	—	515	10,319
Income from discontinued operations	251	—	1,445	19,107
Net income	$3,712	$3,036	$12,087	$29,427

Net income per share – basic:
Continuing operations	$0.11	$0.09	$0.33	$0.32
Discontinued operations	—	—	0.04	0.59
Net income per share - basic	$0.11	$0.09	$0.37	$0.91

Net income per share - diluted:
Continuing operations	$0.11	$0.09	$0.33	$0.32
Discontinued operations	—	—	0.04	0.59
Net income per share - diluted	$0.11	$0.09	$0.37	$0.91

Weighted average shares of common stock outstanding:
Basic	32,376	32,322	32,369	32,244
Diluted	32,437	32,415	32,416	32,308
Dividends declared per share	$—	$—	$—	$1.00

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$3,712	$3,036	$12,087	$29,427

Other comprehensive (loss) income, net of taxes:
Unrealized (loss) gain on marketable securities	(14)	16	32	21
Total other comprehensive (loss) income	(14)	16	32	21
Comprehensive income	$3,698	$3,052	$12,119	$29,448

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTs OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2019
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss) Income	Equity
Balance at December 31, 2018	32,325	$286,597	$32,373	$(23)	$318,947
Net income	—	—	5,974	—	5,974
Comprehensive income	—	—	—	32	32
Stock based compensation	—	516	—	—	516
Common stock issued under stock plans, net of shares withheld for employee taxes	63	(328)	—	—	(328)
Balance at March 31, 2019	32,388	$286,785	$38,347	$9	$325,141
Net income	—	—	2,401	—	2,401
Comprehensive income	—	—	—	14	14
Stock donated to Company (held in treasury)	(86)	—	—	—	—
Stock based compensation	—	2,558	—	—	2,558
Common stock issued under stock plans, net of shares withheld for employee taxes	72	(443)	—	—	(443)
Balance at June 30, 2019	32,374	$288,900	$40,748	$23	$329,671
Net income	—	—	3,712	—	3,712
Comprehensive income	—	—	—	(14)	(14)
Stock based compensation	—	569	—	—	569
Common stock issued under stock plans, net of shares withheld for employee taxes	4	(45)	—	—	(45)
Balance at September 30, 2019	32,378	$289,424	$44,460	$9	$333,893

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTs OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Nine Months Ended September 30, 2018
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss) Income	Equity
Balance at December 31, 2017	31,908	$282,666	$17,542	$(38)	$300,170
Cumulative effect of accounting change			15,132		15,132
Net income	—	—	23,846	—	23,846
Comprehensive income	—	—	—	15	15
Dividends declared on common stock ($1.00 per share)			(32,518)		(32,518)
Stock based compensation	—	328		—	328
Common stock issued under stock plans, net of shares withheld for employee taxes	394	2,071	—	—	2,071
Balance at March 31, 2018	32,302	$285,065	$24,002	$(23)	$309,044
Net income	—	—	2,545	—	2,545
Comprehensive loss	—	—	—	(10)	(10)
Stock based compensation	—	427	—	—	427
Common stock issued under stock plans, net of shares withheld for employee taxes	15	181	—	—	181
Balance at June 30, 2018	32,317	$285,673	$26,547	$(33)	$312,187
Net income	—	—	3,036	—	3,036
Comprehensive income	—	—	—	16	16
Stock based compensation	—	460	—	—	460
Common stock issued under stock plans, net of shares withheld for employee taxes	8	(5)	—	—	(5)
Balance at September 30, 2018	32,325	$286,128	$29,583	$(17)	$315,694

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$12,087	$29,427
Income from discontinued operations	(1,445)	(19,107)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,629	18,097
Stock based compensation	3,643	1,306
Amortization of deferred commissions	6,269	5,695
Provision for doubtful accounts	99	690
Deferred income taxes	1,803	661
Gain on equity method investments	(87)	(25)
Change in fair value of non-marketable equity investments	—	1,271
Other	(101)	(22)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	13,624	5,865
Prepaid royalties	1,720	1,030
Other prepaid expenses and other current assets	4,090	(682)
Deferred commissions	(5,524)	(6,618)
Other assets	(178)	(4)
Accounts payable and accrued expenses	(1,077)	(10,811)
Accrued royalties	(552)	2,373
Deferred revenue	(2,453)	658
Net cash provided by continuing operating activities	52,547	29,804
Net cash used in discontinued operating activities	—	(1,003)
Net cash provided by operating activities	52,547	28,801

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(18,018)	—
Proceeds from sale of discontinued operations	6,035	57,827
Proceeds from maturities of marketable securities	58,637	59,452
Purchases of marketable securities	(62,742)	(57,085)
Proceeds from sale of property and equipment	13	—
Payments to acquire non-marketable equity investments	(3,342)	(833)
Payments associated with capitalized software development	(11,179)	(8,042)
Purchases of property and equipment	(21,451)	(4,342)
Net cash (used in) provided by continuing investing activities	(52,047)	46,977
Net cash used in discontinued investing activities	—	(115)
Net cash (used in) provided by investing activities	(52,047)	46,862

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	214	2,582
Taxes paid related to net settlement of equity awards	(1,030)	(335)
Payments of earn-outs related to acquisitions	(38)	(38)
Payment of cash dividends	(53)	(32,357)
Net cash used in continuing financing activities	(907)	(30,148)
Net cash used in discontinued financing activities	—	—
Net cash used in financing activities	(907)	(30,148)

Net (decrease) increase in cash and cash equivalents	(407)	45,515
Cash and cash equivalents at beginning of period	134,321	84,768
Cash and cash equivalents at end of period	$133,914	$130,283

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, Condensed Consolidated Financial Statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2018 (included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2019).

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

3. REVENUE RECOGNITION AND SALES COMMISSIONS

Revenue Recognition

Revenues are recognized when control of promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. ASU 2014-09, Revenue from Contracts with Customer (referred to as Accounting Standards Codification (“ASC”) Topic 606 or “ASC 606”) became effective for the Company as of January 1, 2018 and required changes to the Company’s accounting policies for revenue recognition, trade and other receivables, and deferred commissions.

Revenue is recognized based on the following five-step model:

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents our revenues included in continuing operations from contracts with customers disaggregated by revenue source for the three and nine months ended September 30, 2019 and 2018 (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription/SaaS services	$49,339	$9,660	$58,999	$153,035	$28,241	$181,276
Professional services	1,684	1,767	3,451	4,704	5,437	10,141
Total revenues, net	$51,023	$11,427	$62,450	$157,739	$33,678	$191,417

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription/SaaS services	$47,639	$8,521	$56,160	$137,083	$26,221	$163,304
Professional services	1,489	2,276	3,765	3,960	4,527	8,487
Total revenues, net	$49,128	$10,797	$59,925	$141,043	$30,748	$171,791

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

For the three months ended September 30, 2019 and 2018, the Company recognized $51,000 and $300,000 in impairment losses on receivables and contract assets arising from the Company’s contracts with customers. For the nine months ended September 30, 2019 and 2018, the Company recognized $99,000 and $690,000 in impairment losses on receivables and contract assets arising from the Company’s contracts with customers.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three months ended September 30, 2019 and 2018, we recognized $33.8 million and $32.4 million of revenue from amounts included in deferred revenues at the beginning of the respective period, respectively. During the nine months ended September 30, 2019 and 2018, we recognized $61.3 million and $59.0 million of revenue from amounts included in deferred revenues at the beginning of the respective periods. As of September 30, 2019, $420 million of revenue is expected to be recognized from remaining performance obligations under contract with customers. We expect to recognize revenue with respect to approximately 48% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company’s sales commission plans for 2018 and 2019 typically include multiple payments, including initial payments in the period a customer contract is obtained and subsequent payments either 15 or 27 months after the initial payment. Under ASC 606, costs to acquire contracts with customers, such as the initial sales commission payment, are capitalized in the period a customer contract is obtained and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, whereas subsequent sales commission payments which require a substantive performance condition of the employee are expensed ratably through the payment date. The capitalized contract cost is included in Deferred commissions in the accompanying Condensed Consolidated Balance Sheets. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the expected period of benefit or technological obsolescence period. The Company recorded amortization of deferred commissions of $2.1 million and $2.0 million for the three months ended September 30, 2019 and 2018, respectively, and $6.3 million and $5.7 million for the nine months ended September 30, 2019 and 2018, respectively, which is included in Sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During both the three months ended September 30, 2019 and 2018, the Company recorded a provision for income taxes from continuing operations of $1.1 million. During the nine months ended September 30, 2019 and 2018, the Company recorded a provision for income taxes from continuing operations of $3.3 million and $2.6 million, respectively. The Company’s effective tax rate for continuing operations for the nine months ended September 30, 2019 and 2018 was 24% and 20%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences. Additionally, during the nine months ended September 30, 2019 and 2018, the Company recorded excess tax benefits related to stock based awards of $130,000 and $692,000, respectively, as a component of the provision for income taxes, which reduced the effective tax rate compared to the statutory tax rates.

5. SHAREHOLDERS’ EQUITY

Dividends on Common Stock

On February 12, 2018, the Company’s Board of Directors declared a $1.00 per common share special cash dividend, which was paid on April 3, 2018 to shareholders of record on March 6, 2018.

Stock Based Compensation

The Company has stock awards outstanding under two stock incentive plans: the Company’s 2016 Omnibus Incentive Plan and 2010 Stock Incentive Plan. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to stock based payments, including stock options and restricted share units (“RSUs”). During the nine months ended September 30, 2019, the Company issued 96,828 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $27.31 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the nine months ended September 30, 2018, the Company issued 83,168 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $24.70 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recorded for the three and nine months ended September 30, 2019 and 2018, which is recorded within continuing operations in the Condensed Consolidated Statements of Income, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues (excluding depreciation and amortization)	$13	$10	$684	$28
Product development	77	72	895	217
Sales and marketing	57	50	575	132
Other general and administrative	422	327	1,489	929
Total stock based compensation expense	$569	$459	$3,643	$1,306

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Awards

During June 2019, the Company’s Chief Executive Officer, Robert A. Frist, Jr., contributed 78,520 of his personally owned shares of HealthStream, Inc. common stock (valued at $2.0 million) to the Company, without any consideration paid to him, for the benefit of the Company’s employees. In connection therewith, effective June 26, 2019 the Company approved the award of 78,520 fully vested shares of common stock to approximately 820 employees of the Company under the HealthStream, Inc. 2016 Omnibus Incentive Plan. These shares were issued in July 2019. As required by ASC Topic 718, Compensation – Stock Compensation, the Company recognized $2.0 million of stock based compensation expense for these stock awards during the three months ended June 30, 2019 based on the closing fair market value of the Company’s stock on the date of the Company’s approval of these grants. Total payments related to the employees’ tax obligations to taxing authorities for these stock awards were $0.6 million and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019. In addition, the employer taxes and expenses associated with these grants were $0.2 million and were recorded as an expense during June 2019. Mr. Frist contributed an additional 7,852 of his personally owned shares to cover these costs. The receipt of shares from Mr. Frist and in connection with the withholding of shares as set forth above are presented on the Company’s Statement of Shareholders’ Equity in a similar manner as a share repurchase (i.e., reduction of outstanding shares).

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share due to their anti-dilutive effect or contingent performance conditions was 54,000 and 70,000 for the three months ended September 30, 2019 and 2018, respectively, and 107,000 and 100,000 for the nine months ended September 30, 2019 and 2018, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Income from continuing operations	$3,461	$3,036	$10,642	$10,320
Income from discontinued operations	251	—	1,445	19,107
Net income	$3,712	$3,036	$12,087	$29,427
Denominator:
Weighted-average shares outstanding	32,376	32,322	32,369	32,244
Effect of dilutive shares	61	93	47	64
Weighted-average diluted shares	32,437	32,415	32,416	32,308

Net income per share - basic:
Continuing operations	$0.11	$0.09	$0.33	$0.32
Discontinued operations	—	—	0.04	0.59
Net income per share - basic	$0.11	$0.09	$0.37	$0.91

Net income per share - diluted:
Continuing operations	$0.11	$0.09	$0.33	$0.32
Discontinued operations	—	—	0.04	0.59
Net income per share - diluted	$0.11	$0.09	$0.37	$0.91

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. MARKETABLE SECURITIES

At September 30, 2019 and December 31, 2018, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	September 30, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$34,905	$11	$(4)	$34,912
Government-sponsored enterprise debt securities	3,811	1	—	3,812
Total	$38,716	$12	$(4)	$38,724

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$31,521	$—	$(23)	$31,498
Government-sponsored enterprise debt securities	2,999	—	—	2,999
Total	$34,520	$—	$(23)	$34,497

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of September 30, 2019, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the three and nine months ended September 30, 2019 and 2018, the Company did not reclassify any items out of accumulated other comprehensive (loss) income to net income. All investments in marketable securities are classified as current assets on the balance sheet because the underlying securities mature within one year from the balance sheet date.

8. DISCONTINUED OPERATIONS

Patient Experience

On February 12, 2018, the Company divested PX to Press Ganey for $65.2 million in cash (after giving effect to the post-closing working capital adjustment), resulting in a gain, net of tax, of $20.4 million, of which $19.0 million was recorded during the year ended December 31, 2018 and $1.4 million was recorded during the nine months ended September 30, 2019. Approximately $6.55 million of the proceeds was held in escrow for a period of time following the closing as a source of recovery for indemnification claims by Press Ganey, of which $6.22 million was released and paid to the Company in April 2019 and the remaining $328,000 was released and paid to the Company in August 2019.

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The financial results of the PX business for the period prior to divestiture during the nine months ended September 30, 2018, are presented in discontinued operations in the Company’s Condensed Consolidated Statement of Income. The following table presents financial results of the PX business (in thousands):

Nine Months Ended September 30,
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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative, and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information for the three and nine months ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues, net:	2019	2018	2019	2018
Workforce Solutions	$51,023	$49,128	$157,739	$141,043
Provider Solutions	11,427	10,797	33,678	30,748
Total revenues, net	$62,450	$59,925	$191,417	$171,791
Operating income from continuing operations:
Workforce Solutions	$10,274	$10,013	$30,694	$29,074
Provider Solutions	1,385	1,684	4,206	2,973
Unallocated	(7,911)	(7,036)	(23,516)	(19,393)
Total operating income from continuing operations	$3,748	$4,661	$11,384	$12,654

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment assets *	September 30, 2019	December 31, 2018
Workforce Solutions	$117,890	$104,668
Provider Solutions	138,468	145,637
Unallocated	223,839	191,643
Total assets	$480,197	$441,948

*

Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, goodwill and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

10. BUSINESS COMBINATION

Providigm, LLC

On January 10, 2019, the Company acquired the outstanding equity of Providigm, LLC (“Providigm”), a Denver, Colorado based company focusing on quality assurance and performance improvement in healthcare, primarily serving skilled nursing facilities. The Company acquired Providigm to add its comprehensive quality management system, known as “abaqis®,” to its product portfolio and gain customers in the skilled nursing market. The consideration paid for Providigm consisted of $18.0 million in cash, which the Company funded with cash on hand. In addition, up to an additional $500,000 in cash may be paid by the Company based on the financial performance of Providigm during an 18-month period following closing. Of the purchase price paid by the Company at closing, $3.65 million is being held in escrow for a period of time following the closing to serve as a source of recovery for certain potential indemnification claims by the Company. The Company incurred $388,000 in transaction costs, of which $63,000 was incurred during the nine months ended September 30, 2019 and $325,000 was incurred during 2018. The transaction costs were recorded in Other general and administrative expense in the Condensed Consolidated Statements of Income for such periods. The results of operations for Providigm have been included in the HealthStream Workforce Solutions segment of the Company’s Financial Statements from the date of acquisition.

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$14,368
Cash held in escrow	3,650
Total consideration paid	$18,018

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Accounts and unbilled receivable, net	$960
Prepaid assets	847
Property and equipment	50
Operating lease right-of-use assets	1,233
Other assets	49
Deferred tax assets	104
Goodwill	11,395
Intangible assets	5,950
Accounts payable and accrued liabilities	(1,196)
Deferred revenue	(141)
Operating lease liabilities	(1,233)
Net assets acquired	$18,018

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. During the three months ended September 30, 2019, the Company updated the composition and valuation of intangible assets and recorded a measurement period adjustment increasing goodwill and decreasing intangible assets by approximately $300,000.  The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of intangible assets and indemnification asset and liability. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering Providigm’s products, and expected synergies from integrating Providigm with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $266,000 to an estimated fair value of $141,000. The $125,000 write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services. The acquired assets and liabilities include a $750,000 indemnification asset and liability related to tax liabilities. The purchase agreement also contains a provision for up to $500,000 of additional consideration based on the achievement of financial performance targets by Providigm during an 18-month period following the closing date. Management assessed the likelihood of achieving the financial performance targets, which has been included in the preliminary purchase price allocation.

The following table sets forth the preliminary components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Preliminary Fair Value	Useful life
Customer relationships	$3,500	12 years
Developed technology	2,200	5 years
Trade Name	250	7 years
Total preliminary intangible assets subject to amortization	$5,950

The amounts of revenue and operating income (loss) of Providigm included in the Company’s Condensed Consolidated Statements of Income since the date of acquisition of January 10, 2019 for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenues, net	$1,862	$5,199
Operating income (loss)	$30	$(458)

The following unaudited pro forma financial information summarizes the combined results of continuing and discontinued operations of the Company, unless otherwise noted, and Providigm as though the companies were combined as of January 1, 2018 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$62,450	$62,502	$191,728	$182,102
Income from continuing operations	$3,461	$3,222	$10,696	$10,320
Net income	$3,712	$3,222	$12,141	$29,427
Net income per share - basic	$0.11	$0.10	$0.38	$0.91
Net income per share - diluted	$0.11	$0.10	$0.38	$0.91

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

As of September 30, 2019, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three and nine months ended September 30, 2019.

12. LEASES

Effective January 1, 2019, the Company adopted ASC 842, which requires an entity to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, using the modified retrospective approach. The Company elected to use the package of practicable expedients allowing companies to not reassess: (1) the lease classification for any expired or existing leases, (2) the treatment of initial direct costs as they related to existing leases, and (3) whether existing contracts are or contain leases. The Company did not elect the use of the hindsight practical expedient but did elect the practical expedient not to separate lease components from non-lease components related to its office space leases.

Upon adoption of ASC 842, the Company had non-cancellable operating leases for office space subject to recognition as ROU assets. Accordingly, on January 1, 2019 the Company recorded $4.8 million in ROU assets and $6.4 million in operating lease liabilities (the difference of $1.6 million related to existing deferred rent liabilities as of December 31, 2018 which had the effect of reducing the ROU asset upon adoption). During 2019, the Company acquired an operating lease as part of its acquisition of Providigm, resulting in a $1.2 million ROU asset and lease liability, and another operating lease for office space commenced for the Company’s new corporate headquarters in Nashville, TN, resulting in a $26.5 million ROU asset and lease liability. As of September 30, 2019, the Company does not have any leases that have not yet commenced.

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s operating lease cost as presented in Other general and administrative expense in the Condensed Consolidated Statement of Income was $1.1 million and $3.8 million for the three and nine months ended September 30, 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million for the nine months ended September 30, 2019. As of September 30, 2019, the weighted-average remaining lease term was 10.8 years, and the weighted-average incremental borrowing rate was 6%.

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheet as of September 30, 2019 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right of use assets, net	$30,134
Total leased assets		$30,134
Liabilities
Operating lease liabilities, current	Accounts payable and accrued expenses	$2,495
Operating lease liabilities, noncurrent	Operating lease liability, noncurrent	31,338
Total operating lease liabilities		$33,833

The table below presents the maturities of lease liabilities under non-cancellable leases as of September 30, 2019 (in thousands).

2019	936
2020	4,705
2021	4,505
2022	4,124
2023	3,979
Thereafter	28,655
Total undiscounted lease payments	46,904
Less imputed interest	13,071
Total lease liabilities	$33,833

13. NON-MARKETABLE EQUITY INVESTMENTS

Non-marketable equity investments where the Company is not able to exercise significant influence over the investee are accounted for using the measurement alternative for equity investments that do not have readily determinable fair values. ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), became effective for the Company as of January 1, 2018 and requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The aggregate carrying amount of all non-marketable equity investments was $5.4 million and $2.1 million as of September 30, 2019 and December 31, 2018, respectively, which carrying value we evaluate for impairment at each reporting period. Cumulatively, the Company has recorded $1.3 million in reductions to the carrying value of non-marketable equity investments due to downward changes in fair value based on observable prices from orderly transactions for similar investments made in the investee. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

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

Overview

HealthStream provides workforce and provider solutions for healthcare organizations—all designed to develop the people that deliver patient care, which, in turn, supports the improvement of business and clinical outcomes. Workforce Solutions products are used by healthcare organizations to meet a broad range of their clinical development, talent management, training, certification, competency assessment, and performance appraisal needs. Provider Solutions products are used by healthcare organizations for provider credentialing, privileging, and enrollment needs. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. At September 30, 2019, we had approximately 2.78 million contracted subscriptions to hStreamTM, our Platform-as-a-Service technology. hStream technology enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content.

On February 12, 2018, the Company divested its Patient Experience (“PX”) business to Press Ganey for $65.2 million in cash (after giving effect to the post-closing adjustment), resulting in a gain, net of tax, of $20.4 million.

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

Key financial indicators of operations for the third quarter of 2019 are set forth in the bullets below.

•	Revenues of $62.5 million in the third quarter of 2019, up 4% from $59.9 million in the third quarter of 2018
•	Operating income of $3.7 million in the third quarter of 2019, down 20% from $4.7 million in the third quarter of 2018
•	Income from continuing operations of $3.5 million in the third quarter of 2019, up 14% from $3.0 million in the third quarter of 2018
•	Earnings per share (EPS) from continuing operations of $0.11 per share (diluted) in the third quarter of 2019 compared to $0.09 per share (diluted) in the third quarter of 2018
•	Adjusted EBITDA[1] from continuing operations of $11.5 million in the third quarter of 2019, up 3% from $11.1 million in the third quarter of 2018
(1)

Adjusted EBITDA from continuing operations is a non-GAAP financial measure. A reconciliation of adjusted EBITDA from continuing operations to income from continuing operations and disclosure regarding why we believe adjusted EBITDA from continuing operations provides useful information to investors is included later in this report.

In June 2019, the Company’s Chief Executive Officer (“CEO”), Robert A. Frist, Jr., contributed 78,520 of his personally owned shares of common stock (with a value of $2.0 million) to the Company for the benefit of HealthStream employees, without any consideration paid to Mr. Frist. In connection therewith, the Company approved the grant of the same number of shares under its 2016 Omnibus Incentive Plan to approximately 820 of its employees. These shares were issued in July 2019. Mr. Frist also contributed an additional 7,852 of his personally owned shares to cover the Company’s costs associated with such grants, such as administrative expenses and employer payroll taxes. Together, these grants resulted in the Company recognizing approximately $2.0 million stock based compensation expense and $0.2 million payroll tax expense in the second quarter of 2019. The only shareholder who was diluted from these transactions was Mr. Frist. See Note 5 to the Condensed Consolidated Financial Statements, included within this report, for additional information.

On January 10, 2019, the Company acquired the outstanding equity of Providigm, LLC (“Providigm”), a Denver-based company focused on quality assurance and performance improvement in healthcare, primarily serving skilled nursing facilities, for $18.0 million in cash. In addition, up to an additional $500,000 in cash may be paid by the Company contingent upon the performance of Providigm during an 18-month period following closing. The results of operations for Providigm have been included in the HealthStream Workforce Solutions segment of our financial statements from the date of acquisition. See Note 10 to the Condensed Consolidated Financial Statements, included within this report, for additional information.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues, net. Revenues increased $2.6 million, or 4%, to $62.5 million for the three months ended September 30, 2019 from $59.9 million for the three months ended September 30, 2018.

A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended September 30,
Revenues by Business Segment:	2019	2018	Percentage Change
Workforce Solutions	$51,023	$49,128	4%
Provider Solutions	11,427	10,797	6%
Total revenues, net	$62,450	$59,925	4%

% of Revenues
Workforce Solutions	82%	82%
Provider Solutions	18%	18%

Revenues for HealthStream Workforce Solutions increased $1.9 million, or 4%, to $51.0 million for the three months ended September 30, 2019 from $49.1 million for the three months ended September 30, 2018. Revenue growth of $1.9 million included a $1.6 million increase in revenue from our platform and content subscriptions, which was offset by a reduction in revenue from our legacy resuscitation products. Legacy resuscitation products were $13.4 million in the third quarter of 2019, compared to $15.0 million in the third quarter of 2018. The acquisition of Providigm, which was completed in January 2019, also added $1.9 million of revenue to the third quarter of 2019.

Revenues for HealthStream Provider Solutions increased $630,000, or 6%, to $11.4 million for the three months ended September 30, 2019 from $10.8 million for the three months ended September 30, 2018. Revenue growth was primarily a result of new Verity subscriptions and professional services for client implementations, but was partially offset by a reduction in other professional services from Morrisey Associates, Inc., which we acquired in August 2016.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased $246,000, or 1%, to $25.3 million for the three months ended September 30, 2019 from $25.1 million for the three months ended September 30, 2018. Cost of revenues as a percentage of revenues was 41% and 42% for the three months ended September 30, 2019 and 2018, respectively.

Cost of revenues for HealthStream Workforce Solutions decreased $294,000 to $21.5 million and approximated 42% and 44% of revenues for HealthStream Workforce Solutions for the three months ended September 30, 2019 and 2018, respectively. The decrease is primarily associated with a reduction in royalties resulting from lower revenue from our legacy resuscitation products, but was partially offset by higher personnel costs primarily from the Providigm acquisition. Cost of revenues for HealthStream Provider Solutions increased $540,000 to $3.8 million and approximated 33% and 30% of HealthStream Provider Solutions revenues for the three months ended September 30, 2019 and 2018, respectively. The increase is primarily associated with higher personnel costs due to additions to staffing.

Product Development. Product development expenses increased $595,000, or 9%, to $7.2 million for the three months ended September 30, 2019 from $6.6 million for the three months ended September 30, 2018. Product development expenses as a percentage of revenues were 12% and 11% for the three months ended September 30, 2019 and 2018, respectively.

Product development expenses for HealthStream Workforce Solutions increased $485,000 to $5.8 million and approximated 11% of revenues for HealthStream Workforce Solutions for both the three months ended September 30, 2019 and 2018. The increase is primarily due to the Providigm acquisition and higher personnel costs. Product development expenses for HealthStream Provider Solutions increased $110,000 to $1.4 million and approximated 12% of revenues for HealthStream Provider Solutions for both the three months ended September 30, 2019 and 2018. The increase is primarily a result of lower capitalized software development associated with the Verity product.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $444,000, or 5%, to $9.0 million for the three months ended September 30, 2019 from $8.6 million for the three months ended September 30, 2018. Sales and marketing expenses were 14% of revenues for both the three months ended September 30, 2019 and 2018.

Sales and marketing expenses for HealthStream Workforce Solutions increased $410,000 to $7.3 million and approximated 14% of revenues for HealthStream Workforce Solutions for both the three months ended September 30, 2019 and 2018. The increase is primarily due to higher personnel costs and the Providigm acquisition. Sales and marketing expenses for HealthStream Provider Solutions increased $8,000 to $1.4 million and approximated 13% of revenues for HealthStream Provider Solutions for both the three months ended September 30, 2019 and 2018. The unallocated portion of sales and marketing expenses increased $26,000 to $271,000 compared to the prior year period.

Other General and Administrative Expenses. Other general and administrative expenses increased $1.0 million, or 11%, to $10.0 million for the three months ended September 30, 2019 from $9.0 million for the three months ended September 30, 2018. Other general and administrative expenses as a percentage of revenues were 16% and 15% of revenues for the three months ended September 30, 2019 and 2018, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased $733,000 to $3.4 million and approximated 7% and 5% of HealthStream Workforce Solutions revenues for the three months ended September 30, 2019 and 2018, respectively. The increase is primarily due to higher personnel costs, the Providigm acquisition and, software expense. Other general and administrative expenses for HealthStream Provider Solutions increased $66,000 to $960,000 and approximated 8% of HealthStream Provider Solutions revenues for both the three months ended September 30, 2019 and 2018. The unallocated corporate portion of other general and administrative expenses increased $211,000 to $5.7 million compared to the prior year period primarily due to higher personnel costs.

Depreciation and Amortization. Depreciation and amortization was $7.1 million and $6.0 million for the three months ended September 30, 2019 and 2018, respectively. The increase resulted from an increase in depreciation of property and equipment, primarily related to our new corporate headquarters, as well as amortization of capitalized software and intangible assets.

Other Income (Loss), Net. Other income (loss), net was income of $853,000 for the three months ended September 30, 2019 compared to loss of $548,000 for the three months ended September 30, 2018. The increase is due to the $1.3 million decline in the carrying value of non-marketable equity investments recorded in the three months ended September 30, 2018.

Income Tax Provision. The Company recorded a provision for income taxes from continuing operations of $1.1 million for both the three months ended September 30, 2019 and 2018. The Company’s effective tax rate was 25% and 26% for the three months ended September 30, 2019 and 2018, respectively.

Income from Continuing Operations. Income from continuing operations was $3.5 million in the third quarter of 2019, up from $3.0 million in the third quarter of 2018. Earnings per diluted share from continuing operations were $0.11 and $0.09 per share for the three months ended September 30, 2019 and 2018, respectively.

Income from Discontinued Operations. Income from discontinued operations was $251,000 for the three months ended September 30, 2019 compared to zero for the three months ended September 30, 2018.

Net Income. Net income increased $676,000, or 22%, to $3.7 million for the three months ended September 30, 2019 from $3.0 million for the three months ended September 30, 2018. Earnings per diluted share were $0.11 and $0.09 per share for the three months ended September 30, 2019 and 2018, respectively.

Adjusted EBITDA (a non-GAAP financial measure which we define as net income before interest, income taxes, stock based compensation, depreciation and amortization, and changes in fair value of non-marketable equity investments) from continuing operations increased 3% to $11.5 million for the three months ended September 30, 2019 compared to $11.1 million for the three months ended September 30, 2018.

Adjusted EBITDA increased $676,000 to $11.8 million for the three months ended September 30, 2019 compared to $11.1 million for the three months ended September 30, 2018. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA from continuing operations and Adjusted EBITDA to the most directly comparable measures under US GAAP.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues, net. Revenues increased $19.6 million, or 11%, to $191.4 million for the nine months ended September 30, 2019 from $171.8 million for the nine months ended September 30, 2018.

A comparison of revenues by business segment is as follows (in thousands):

	Nine Months Ended September 30,
Revenues by Business Segment:	2019	2018	Percentage Change
Workforce Solutions	$157,739	$141,043	12%
Provider Solutions	33,678	30,748	10%
Total revenues, net	$191,417	$171,791	11%

% of Revenues
Workforce Solutions	82%	82%
Provider Solutions	18%	18%

Revenues for HealthStream Workforce Solutions increased $16.7 million, or 12%, to $157.7 million for the nine months ended September 30, 2019 from $141.0 million for the nine months ended September 30, 2018. Revenue growth in 2019 was positively impacted by higher revenues from our legacy resuscitation products, which were $46.3 million in the first nine months of 2019 compared to $40.5 million in the first nine months of 2018, and growth in our platform and content subscriptions. The acquisition of Providigm in January 2019 also added $5.2 million of revenue to the first nine months of 2019.

Revenues for HealthStream Provider Solutions increased $2.9 million, or 10%, to $33.7 million for the nine months ended September 30, 2019 from $30.8 million for the nine months ended September 30, 2018. Revenue growth in 2019 was primarily a result of new Verity subscriptions and professional services for client implementations.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased $8.4 million, or 12%, to $79.0 million for the nine months ended September 30, 2019 from $70.6 million for the nine months ended September 30, 2018. Cost of revenues as a percentage of revenues was 41% for both the nine months ended September 30, 2019 and 2018.

Cost of revenues for HealthStream Workforce Solutions increased $6.9 million to $67.6 million and approximated 43% of revenues for HealthStream Workforce Solutions for both the nine months ended September 30, 2019 and 2018. The increase is primarily associated with increased royalties paid by us resulting from growth in courseware subscription revenues, higher personnel costs, the Providigm acquisition, and stock based compensation related to the stock awards granted during the three months ended June 30, 2019. Cost of revenues for HealthStream Provider Solutions increased $1.5 million to $11.4 million and approximated 34% and 32% of HealthStream Provider Solutions revenues for the nine months ended September 30, 2019 and 2018, respectively. The increase is primarily due to increased personnel costs over the prior year period.

Product Development. Product development expenses increased $2.7 million, or 14%, to $21.8 million for the nine months ended September 30, 2019 from $19.1 million for the nine months ended September 30, 2018. Product development expenses as a percentage of revenues were 11% of revenues for both the nine months ended September 30, 2019 and 2018.

Product development expenses for HealthStream Workforce Solutions increased $2.6 million to $18.0 million and approximated 11% of revenues for HealthStream Workforce Solutions for both the nine months ended September 30, 2019 and 2018. The increase is primarily due to higher personnel costs, the Providigm acquisition and stock based compensation related to the stock awards granted during the three months ended June 30, 2019. Product development expenses for HealthStream Provider Solutions increased $96,000 to $3.8 million and approximated 11% and 12% of revenues for HealthStream Provider Solutions for the nine months ended September 30, 2019 and 2018, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $1.8 million, or 7%, to $28.3 million for the nine months ended September 30, 2019 from $26.5 million for the nine months ended September 30, 2018. Sales and marketing expenses were 15% of revenues for both the nine months ended September 30, 2019 and 2018.

Sales and marketing expenses for HealthStream Workforce Solutions increased $1.7 million to $23.1 million and approximated 15% of revenues for HealthStream Workforce Solutions for both the nine months ended September 30, 2019 and 2018. The increase is primarily due to higher sales commissions, consistent with the increase in revenues, stock based compensation related to the stock awards granted during the three months ended June 30, 2019, and the Providigm acquisition. Sales and marketing expenses for HealthStream Provider Solutions increased $180,000 to $4.4 million and approximated 13% and 14% of revenues for HealthStream Provider Solutions for the nine months ended September 30, 2019 and 2018, respectively. The increase in amount is primarily associated with the higher personnel and related costs. The unallocated portion of sales and marketing expenses decreased $93,000 to $810,000 compared to the prior year period primarily due to lower personnel costs.

Other General and Administrative Expenses. Other general and administrative expenses increased $5.5 million, or 22%, to $30.3 million for the nine months ended September 30, 2019 from $24.8 million for the nine months ended September 30, 2018. Other general and administrative expenses as a percentage of revenues were 16% and 14% of revenues for the nine months ended September 30, 2019 and 2018, respectively.

Other general and administrative expenses for HealthStream Workforce Solutions increased $3.3 million to $10.2 million and approximated 6% and 5% of revenues for HealthStream Workforce Solutions for the nine months ended September 30, 2019 and 2018, respectively. The increase is primarily due to higher personnel costs primarily from the Providigm acquisition, increased software expenses, and higher facilities costs. Other general and administrative expenses for HealthStream Provider Solutions decreased $750,000 to $2.7 million and approximated 8% and 11% of revenues for HealthStream Provider Solutions for the nine months ended September 30, 2019 and 2018, respectively. The decrease is primarily associated with lower contract labor expense compared to the prior year period. The unallocated corporate portion of other general and administrative expenses increased $3.0 million to $17.4 million compared to the first nine months of 2018 primarily due to increases in software expenses as well as increases to personnel and related costs over the prior year period.

Depreciation and Amortization. Depreciation and amortization increased $2.5 million, or 14%, to $20.6 million for the nine months ended September 30, 2019 from $18.1 million for the nine months ended September 30, 2018. The increase resulted from an increase in amortization of capitalized software as well as depreciation of property and equipment, primarily related to our new corporate headquarters.

Other Income, Net. Other income, net was $2.5 million for the nine months ended September 30, 2019 compared to $241,000 for the nine months ended September 30, 2018. This increase is due to the $1.3 million decline in the carrying value of non-marketable equity investments recorded in the three months ended September 30, 2018 coupled with higher interested income from cash and investments in marketable securities.

Income Tax Provision. The Company recorded a provision for income taxes of $3.3 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate was 24% for the nine months ended September 30, 2019 compared to 20% for the nine months ended September 30, 2018. During the nine months ended September 30, 2019 and 2018, the Company recorded excess tax benefits from stock based awards of $130,000 and $692,000, respectively, as a component of the provision for income taxes, which reduced the effective tax rate compared to the statutory tax rates.

Income from Continuing Operations. Income from continuing operations was $10.6 million for the nine months ended September 30, 2019 compared to $10.3 million for the nine months ended September 30, 2018. Earnings per diluted share from continuing operations were $0.33 and $0.32 per share for the nine months ended September 30, 2019 and 2018, respectively.

Income from Discontinued Operations. Income from discontinued operations was $1.4 million for the nine months ended September 30, 2019 compared to $19.1 million for the nine months ended September 30, 2018. Income from discontinued operations during the nine months ended September 30, 2019 was the result of the release of escrow funds related to the sale of the PX business. The gain, net of tax, of $19.1 million recognized by the Company during the nine months ended September 30, 2018 related to the sale of the PX business which occurred on February 12, 2018.

Net Income. Net income decreased to $12.1 million for the nine months ended September 30, 2019 from $29.4 million for the nine months ended September 30, 2018. Earnings per diluted share were $0.37 per share and $0.91 per share for the nine months ended September 30, 2019 and 2018, respectively. This decrease in net income and EPS (diluted) was attributable to the gain from the sale of the PX business which was primarily recorded during the nine months ended September 30, 2018.

Adjusted EBITDA from continuing operations increased 11% to $35.7 million for the nine months ended September 30, 2019 compared to $32.1 million for the nine months ended September 30, 2018.

Adjusted EBITDA decreased $23.9 million to $37.7 million for the nine months ended September 30, 2019 compared to $61.6 million for the nine months ended September 30, 2018. This decrease resulted from the factors mentioned above. See Reconciliation of Non-GAAP Financial Measures below for our reconciliation of this calculation to measures under US GAAP.

Discontinued Operations

On February 12, 2018, the Company divested its PX business to Press Ganey for $65.2 million in cash (after giving effect to the post-closing working capital adjustment). This sale of the PX business resulted in the divestiture of our patient experience solutions business segment. We recorded a gain on sale, net of tax, of $20.4 million, of which $19.0 million was recorded during the year ended December 31, 2018 and $1.4 million was recorded during the nine months ended September 30, 2019. With the proceeds of this sale, our Board of Directors declared a $1.00 per common share special cash dividend, which was paid on April 3, 2018 to shareholders of record on March 6, 2018.

We have classified the results of our PX segment as discontinued operations in our Condensed Consolidated Statements of Income and Cash Flows for all periods presented. See Note 8 to our Condensed Consolidated Financial Statements included in this report for additional information.

Other Developments

Our legacy agreements with Laerdal (the “Legacy Agreements”) for the HeartCode and Resuscitation Quality Improvement (“RQI”) products expired pursuant to their terms on December 31, 2018. Revenues associated with sales of HeartCode and RQI products pursuant to the Legacy Agreements have been significant in recent years, although margins on such products have been lower than HealthStream’s average margin. In 2018, revenue generated by HeartCode and RQI products pursuant to the Legacy Agreements was $54.6 million. During the nine months ended September 30, 2019, as noted above, we recorded revenue of $46.3 million related to HeartCode and RQI products under the Legacy Agreements compared to $40.5 million for the nine months ended September 30, 2018. In addition, during the three months ended September 30, 2019, as noted above, we recorded revenue of $13.4 million related to HeartCode and RQI products under the Legacy Agreements compared to $15.0 million for the three months ended September 30, 2018. We expect revenue from HeartCode and RQI products generated pursuant to the Legacy Agreements to continue to decline sequentially each quarter through the remainder of 2019 and throughout 2020 and that revenue to be generated from such products during the fourth quarter of 2019 to approximate $12.6 million. We also continue to expect revenue from HeartCode and RQI products sold pursuant to the Legacy Agreements to be zero in the first quarter of 2021.

On December 6, 2018, we announced a new agreement with RQI Partners, a joint venture between Laerdal and the American Heart Association. This agreement with RQI Partners was not an extension or renewal of the expired Legacy Agreements with Laerdal and should not be construed as such. Under our agreement with RQI Partners, HealthStream will neither market nor sell HeartCode or RQI. Our RQI Partners agreement provides for continuity of service for customers that desire to purchase HeartCode or RQI from RQI Partners after December 31, 2018 and receive it via the HealthStream Learning Center. RQI Partners will remit a fee to us when new sales of HeartCode and RQI are delivered via the HealthStream Learning Center. This fee will not be sufficient to supplant the revenue runout associated with the Legacy Agreements, and no material revenues have been recognized under this agreement as of September 30, 2019.

We remain actively engaged in efforts to broaden the scope and utilization of our simulation-related offerings to include a range of clinical competencies that extend beyond resuscitation, and we intend to bring to market a broadened scope of simulation-based offerings, including resuscitation programs. On January 17, 2019, as part of a seven-year collaboration agreement with the American Red Cross which spans to 2026, we announced the launch of the American Red Cross Resuscitation Suite. We have now begun efforts to market, sell, and deliver our new resuscitation offering, which includes the American Red Cross Resuscitation Suite and Innosonian skills. Several customers have been implemented, and we recognized a de minimis amount of revenue from our new resuscitation offering during the nine months ended September 30, 2019. We believe our efforts to market, sell, and deliver the American Red Cross Resuscitation Suite, along with efforts to bring additional simulation-related offerings to market, have the potential to give rise to additional and higher margin opportunities than those that existed under the Legacy Agreements. However, there is no assurance that we will be successful in these efforts, and to the extent that new simulation-based or other solutions do not generate revenue and/or earnings in a manner that supplants the impact of the Legacy Agreements, our revenue and results of operations may be adversely affected.

Reconciliation of Non-GAAP Financial Measures

This report presents adjusted EBITDA from continuing operations and adjusted EBITDA, both of which are non-GAAP financial measures used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income before interest, income taxes, stock based compensation, depreciation and amortization, and changes in fair value of non-marketable equity investments (“adjusted EBITDA”) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain non-cash and non-operating items. Management also believes that adjusted EBITDA from continuing operations is a useful measure for evaluating the operating performance of the Company because such measure excludes the results of operations of the PX business that we no longer own and the gain on sale in connection with the sale of such business in February 2018 and thus reflects the Company’s ongoing business operations and assists in comparing the Company’s results of operations between periods. We also believe that adjusted EBITDA and adjusted EBITDA from continuing operations are useful to many investors to assess the Company’s ongoing results from current operations. Adjusted EBITDA and adjusted EBITDA from continuing operations are non-GAAP financial measures and should not be considered as measures of financial performance under GAAP. Because adjusted EBITDA and adjusted EBITDA from continuing operations are not measurements determined in accordance with GAAP, such non-GAAP financial measures are susceptible to varying calculations. Accordingly, adjusted EBITDA and adjusted EBITDA from continuing operations, as presented, may not be comparable to other similarly titled measures of other companies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP income from continuing operations	$3,461	$3,036	$10,642	$10,320
Interest income	(864)	(736)	(2,538)	(1,586)
Interest expense	26	32	77	98
Income tax provision	1,140	1,077	3,270	2,575
Stock based compensation expense	569	459	3,643	1,306
Depreciation and amortization	7,149	6,006	20,629	18,097
Change in fair value of non-marketable equity investments	—	1,271	—	1,271
Adjusted EBITDA from continuing operations	$11,481	$11,145	$35,723	$32,081

GAAP net income	$3,712	$3,036	$12,087	$29,427
Interest income	(864)	(736)	(2,538)	(1,586)
Interest expense	26	32	77	98
Income tax provision	1,229	1,077	3,785	12,894
Stock based compensation expense	569	459	3,643	1,215
Depreciation and amortization	7,149	6,006	20,629	18,279
Change in fair value of non-marketable equity investments	—	1,271	—	1,271
Adjusted EBITDA	$11,821	$11,145	$37,683	$61,598

Liquidity and Capital Resources

Net cash provided by operating activities from continuing operations increased by $22.7 million, or 76% to $52.5 million during the nine months ended September 30, 2019 from $29.8 million during the nine months ended September 30, 2018. The increase compared to the prior year period primarily resulted from changes in receivables, prepaid expenses and other current assets, and current liabilities. The number of days sales outstanding (“DSO”) was 40 days for the third quarter of 2019 compared to 46 days for the third quarter of 2018. The decrease in DSO primarily relates to improved collections as compared to the prior year period. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities from continuing operations was $52.1 million for the nine months ended September 30, 2019 compared to net cash provided by investing activities from continuing operations of $47.0 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company acquired Providigm for $18.0 million, invested in marketable securities of $62.7 million, purchased property and equipment of $21.5 million, made payments for capitalized software development of $11.2 million, and invested $3.3 million in non-marketable equity investments. These uses of cash were partially offset by $58.6 million in maturities of marketable securities and $6.0 million in proceeds from the sale of its PX business segment. During the nine months ended September 30, 2018, the Company divested its PX business segment, receiving proceeds from the sale of $57.8 million and had maturities of marketable securities of $59.5 million. These sources of cash were partially offset by purchases of $4.3 million of property and equipment, $8.0 million for capitalized software development, $0.9 million in non-marketable equity investments and $57.1 million for investments in marketable securities.

Net cash used in financing activities from continuing operations was $907,000 for the nine months ended September 30, 2019 compared to $30.1 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, the uses of cash included the payment of employee payroll taxes in relation to the vesting of restricted share units (“RSU”) and stock awards of $1.0 million and $335,000, respectively. In this regard, the Company net-share settled the employee RSUs by withholding shares with value equivalent to the employee’s minimum statutory obligation for the applicable income and other employment taxes. The uses of cash for both the nine months ended September 30, 2019 and 2018 also included $38,000 of payments of earn-outs related to prior acquisitions in both periods and also included cash dividend payments of $53,000 and $32.4 million, respectively. The source of cash from financing activities for both the nine months ended September 30, 2019 and 2018 was from the exercise of stock options of $214,000 and $2.6 million, respectively.

Our balance sheet reflects positive working capital of $123.3 million at September 30, 2019 compared to $134.6 million at December 31, 2018. The decrease in working capital is primarily a result of the acquisition of Providigm in January 2019. The Company’s primary source of liquidity as of September 30, 2019 was $133.9 million of cash and cash equivalents and $38.7 million of marketable securities. The Company also has a $50.0 million revolving credit facility, all of which was available for additional borrowing at September 30, 2019. The revolving credit facility expires on November 24, 2020, unless earlier renewed or amended.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, and capital expenditures for at least the next 12 months.

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense (the definition of adjusted EBITDA in our revolving credit facility differs in certain respects from the definition of Adjusted EBITDA set forth herein). Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of September 30, 2019, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any material foreign currency exchange rate risk or commodity price risk. As of September 30, 2019 and during the nine months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances of $172.6 million at September 30, 2019. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by $375,000.

The Company’s investment policy and strategy is focused on investing in highly rated securities with the objective of minimizing the potential risk of principal loss. The Company’s policy limits the amount of credit exposure to any single issuer and sets limits on the average portfolio maturity.

The above market risk discussion and the estimated amounts presented are forward‑looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the third quarter of 2019 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

October 28, 2019	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer