Form 10-Q
period 2020-03-31
HEALTHSTREAM INC
filed 2020-04-30
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of April 28, 2020, there were 31,997,499 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$107,425	$131,538
Marketable securities	34,585	41,328
Accounts receivable, net of allowance for doubtful accounts of $1,004 and $843 at March 31, 2020 and December 31, 2019, respectively	32,301	27,650
Accounts receivable - unbilled	2,454	2,726
Prepaid royalties, net of amortization	15,100	11,898
Other prepaid expenses and other current assets	8,791	9,432
Total current assets	200,656	224,572

Property and equipment, net of accumulated depreciation of $21,155 and $19,291 at March 31, 2020 and December 31, 2019, respectively	24,425	26,065
Capitalized software development, net of accumulated amortization of $60,752 and $57,768 at March 31, 2020 and December 31, 2019, respectively	22,209	21,445
Operating lease right of use assets, net	29,135	29,615
Goodwill	123,283	102,196
Customer-related intangibles, net of accumulated amortization of $31,446 and $29,760 at March 31, 2020 and December 31, 2019, respectively	50,904	52,554
Other intangible assets, net of accumulated amortization of $13,651 and $12,735 at March 31, 2020 and December 31, 2019, respectively	8,421	7,527
Deferred tax assets	269	269
Deferred commissions	17,088	17,645
Non-marketable equity investments	4,329	6,782
Other assets	792	874
Total assets	$481,511	$489,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,366	$22,938
Accrued royalties	13,738	16,736
Deferred revenue	72,370	65,511
Total current liabilities	102,474	105,185

Deferred tax liabilities	11,565	13,183
Deferred revenue, noncurrent	1,591	1,918
Operating lease liability, noncurrent	30,108	30,733
Other long-term liabilities	357	357
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 32,003 and 32,379 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	280,322	290,021
Retained earnings	55,235	48,143
Accumulated other comprehensive (loss) income	(141)	4
Total shareholders’ equity	335,416	338,168
Total liabilities and shareholders’ equity	$481,511	$489,544

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues, net	$61,572	$65,187
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	20,359	26,861
Product development	7,468	6,927
Sales and marketing	9,188	9,521
Other general and administrative expenses	9,864	9,970
Depreciation and amortization	7,449	6,539
Total operating costs and expenses	54,328	59,818

Operating income	7,244	5,369

Other income, net	1,706	822

Income from continuing operations before income tax provision	8,950	6,191
Income tax provision	1,858	1,411
Income from continuing operations	7,092	4,780
Discontinued operations:
Gain on sale of discontinued operations	—	1,620
Income tax provision	—	426
Income from discontinued operations	—	1,194
Net income	$7,092	$5,974

Net income per share - basic:
Continuing operations	$0.22	$0.15
Discontinued operations	—	0.03
Net income per share - basic	$0.22	$0.18

Net income per share - diluted:
Continuing operations	$0.22	$0.15
Discontinued operations	—	0.03
Net income per share - diluted	$0.22	$0.18

Weighted average shares of common stock outstanding:
Basic	32,334	32,337
Diluted	32,357	32,377

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income	$7,092	$5,974

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(44)	(1)
Unrealized (loss) gain on marketable securities	(101)	33
Total other comprehensive (loss) income	(145)	32
Comprehensive income	$6,947	$6,006

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31, 2020
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2019	32,379	$290,021	$48,143	$4	$338,168
Net income	—	—	7,092	—	7,092
Comprehensive loss	—	—	—	(145)	(145)
Stock based compensation	—	550	—	—	550
Common stock issued under stock plans, net of shares withheld for employee taxes	62	(373)	—	—	(373)
Repurchase of common stock	(438)	(9,876)	—	—	(9,876)
Balance at March 31, 2020	32,003	$280,322	$55,235	$(141)	$335,416

	Three Months Ended March 31, 2019
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss) Income	Equity
Balance at December 31, 2018	32,325	$286,597	$32,373	$(23)	$318,947
Net income	—	—	5,974	—	5,974
Comprehensive income	—	—	—	32	32
Stock based compensation	—	516	—	—	516
Common stock issued under stock plans, net of shares withheld for employee taxes	63	(328)	—	—	(328)
Balance at March 31, 2019	32,388	$286,785	$38,347	$9	$325,141

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$7,092	$5,974
Income from discontinued operations	—	(1,194)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,449	6,539
Stock based compensation	550	516
Amortization of deferred commissions	2,159	2,121
Provision for doubtful accounts	288	2
Deferred income taxes	500	433
Loss (gain) on non-marketable equity investments	11	(54)
Non-cash royalty expense	(3,440)	—
Change in fair value of non-marketable equity investments	(1,152)	—
Other	47	(28)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(4,573)	1,387
Prepaid royalties	(3,202)	(2,820)
Other prepaid expenses and other current assets	735	251
Deferred commissions	(1,602)	(1,382)
Other assets	134	(16)
Accounts payable and accrued expenses	(5,775)	(5,386)
Accrued royalties	442	3,342
Deferred revenue	6,453	6,400
Net cash provided by operating activities	6,116	16,085

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(21,421)	(18,002)
Proceeds from maturities of marketable securities	20,725	28,337
Purchases of marketable securities	(14,130)	(30,101)
Payments to acquire non-marketable equity investments	—	(3,342)
Payments associated with capitalized software development	(4,068)	(4,933)
Purchases of property and equipment	(1,010)	(11,338)
Net cash used in investing activities	(19,904)	(39,379)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	31
Taxes paid related to net settlement of equity awards	(373)	(359)
Payments of earn-outs related to acquisitions	—	(37)
Repurchase of common stock	(9,876)	—
Payment of cash dividends	(30)	(52)
Net cash used in financing activities	(10,279)	(417)

Effect of exchange rate changes on cash and cash equivalents	(46)	—
Net decrease in cash and cash equivalents	(24,113)	(23,711)
Cash and cash equivalents at beginning of period	131,538	134,321
Cash and cash equivalents at end of period	$107,425	$110,610

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, Condensed Consolidated Financial Statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

On February 12, 2018, the Company divested its Patient Experience (“PX”) business to Press Ganey Associates, Inc. (“Press Ganey”). The sale of the PX business resulted in the divestiture of the Company’s patient experience solutions business segment. The Company has classified the gain on sale of its previously owned PX business as discontinued operations in its Condensed Consolidated Statements of Income for all periods presented. See Note 10 for additional information.

The Condensed Consolidated Balance Sheet at December 31, 2019 was derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2019 (included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2020).

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Recently Adopted

In June 2016, the FASB issued ASU 2016-03, Financial Instruments—Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASC 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Company adopted this ASU on January 1, 2020, and the effect of adoption on the Company’s Consolidated Financial Statements and related disclosures was not material.

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

The following table represents revenues disaggregated by revenue source for the three months ended March 31, 2020 and 2019 (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$48,717	$9,627	$58,344	$52,805	$9,080	$61,885
Professional services	1,107	2,121	3,228	1,490	1,812	3,302
Total revenues, net	$49,824	$11,748	$61,572	$54,295	$10,892	$65,187

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2020 and 2019, the Company recognized $288,000 and $2,000, respectively, in impairment losses on receivables and contract assets arising from the Company’s contracts with customers.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three months ended March 31, 2020 and 2019, we recognized revenues of approximately $31.6 million and $31.2 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. As of March 31, 2020, approximately $402 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. We expect to recognize revenue related to approximately 47% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The sales commission plan for 2020 typically includes two payments; the initial payment is due in the period a customer contract is obtained and the final payment is due 60 days after product implementation is completed. The sales commission plan for 2019 typically included an initial payment in the period a customer contract was obtained and subsequent payments either 15 or 27 months after the initial payment depending on the contract term. Under ASC 606, costs to acquire contracts with customers, such as the initial sales commission payment, are capitalized in the period a customer contract is obtained and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, whereas subsequent sales commission payments which require a substantive performance condition of the employee are expensed ratably through the payment date. Under the 2020 plan, both the initial payment and subsequent payment are capitalized in the period the contract is obtained, whereas under the 2019 plan, only the initial payment was capitalized, and the subsequent payment was expensed ratably through the payment date. The primary change from an accounting perspective under the 2020 plan compared to the 2019 plan is the time between when the contract is obtained and when it is implemented does not result in a substantive performance condition of the employee. The capitalized contract cost is included in Deferred commissions in the accompanying Condensed Consolidated Balance Sheet. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of approximately three years. The Company recorded amortization of deferred commissions of approximately $2.2 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively, which is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During the three months ended March 31, 2020 and 2019, the Company recorded a provision for income taxes from continuing operations of approximately $1.9 million and $1.4 million, respectively. The Company’s effective tax rate for continuing operations for the three months ended March 31, 2020 and 2019 was 21% and 23%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences. During the three months ended March 31, 2020, the Company recorded a $1.2 million change in fair value of non-marketable equity investments as a result of the NurseGrid acquisition, which is not a taxable transaction, resulting in a tax benefit of $0.3 million. The Company recognizes excess tax benefits and tax deficiencies associated with stock based awards as a component of its provision for income taxes. The Company recorded additional income tax expense associated with tax deficiencies of approximately $26,000 during the three months ended March 31, 2020 and recorded a reduction to income tax expense for excess tax benefits of approximately $83,000 during the three months ended March 31, 2019.

5.  SHAREHOLDERS’ EQUITY

Stock Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan. The Company accounts for its stock based compensation plan using the fair-value based method for costs related to share based payments, including restricted share units (“RSUs”). During the three months ended March 31, 2020, the Company issued 111,510 RSUs, subject to service-based time vesting, with a grant date fair value of $22.96 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the three months ended March 31, 2019, the Company issued 86,220 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $27.39 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended June 30, 2018, the Company issued 70,000 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis in increments of 10%, 15%, 20%, 25%, and 30% based on performance in 2018, 2019, 2020, 2021, and 2022, respectively. The performance criteria for 14,000 of these performance-based RSUs will be based on 2020 performance. The measurement date for these 14,000 performance-based RSUs was established during the three months ended March 31, 2020 with a grant date fair value of $22.96 per share, measured based on the closing fair market value of the Company’s stock on the date the performance criteria was established. The performance criteria for 17,500 of these performance-based RSUs was previously established based on performance in 2018 and 2019, as applicable, and the performance criteria for the remaining 38,500 performance-based RSUs has not yet been determined and will be established on an annual basis based on performance in 2021 and 2022, as applicable; therefore, the measurement date for these remaining 38,500 performance-based RSUs cannot be determined until the performance criteria have been established.

Total stock based compensation expense recognized for the three months ended March 31, 2020 and 2019 in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues (excluding depreciation and amortization)	$7	$1
Product development	81	53
Sales and marketing	49	56
Other general and administrative	413	406
Total stock based compensation expense	$550	$516

Share Repurchase Plan

On March 13, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $30.0 million of outstanding shares of common stock. The share repurchase program will terminate on the earlier of March 12, 2021 or when the maximum dollar amount has been expended. Pursuant to this authorization, repurchases have been made, and may continue to be made from time to time in the open market through privately negotiated transactions or otherwise, including under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws in accordance with specific prearranged terms related to timing, price, and volume (among others), without further direction from the Company. The share repurchase program does not require the Company to acquire any amount of shares and may be suspended or discontinued at any time. Under this program during the first quarter of 2020, the Company repurchased 438,142 shares at an aggregate fair value of $9.9 million, reflecting an average price per share of $22.52 (excluding the cost of broker commissions).

6.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 106,000 and 136,000 for the three months ended March 31, 2020 and 2019, respectively.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Income from continuing operations	$7,092	$4,780
Income from discontinued operations	—	1,194
Net income	$7,092	$5,974
Denominator:
Weighted-average shares outstanding	32,334	32,337
Effect of dilutive shares	23	40
Weighted-average diluted shares	32,357	32,377

Net income per share - basic:
Continuing operations	$0.22	$0.15
Discontinued operations	—	0.03
Net income per share - basic	$0.22	$0.18

Net income per share - diluted:
Continuing operations	$0.22	$0.15
Discontinued operations	—	0.03
Net income per share - diluted	$0.22	$0.18

7. MARKETABLE SECURITIES

At March 31, 2020 and December 31, 2019, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	March 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$34,686	$—	$(101)	$34,585
Total	$34,686	$—	$(101)	$34,585

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$37,325	$7	$(5)	$37,327
Government-sponsored enterprise debt securities	4,001	—	—	4,001
Total	$41,326	$7	$(5)	$41,328

The carrying amounts reported in the Condensed Consolidated Balance Sheet approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of March 31, 2020, the Company did not recognize any allowance for credit impairments on its available for sale debt securities. All investments in marketable securities are classified as current assets on the balance sheet because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. BUSINESS COMBINATIONS

CrendentialMyDoc

On December 16, 2019, the Company acquired substantially all the assets of Covenant Technology Group, LLC (“CredentialMyDoc”), a Savannah, Georgia-based company focusing on intuitive, easy to use, and fast to implement software-as-a-service solution, especially in ambulatory care settings. The consideration paid for CredentialMyDoc consisted of $9.0 million in cash, subject to a post-closing working capital adjustment. Of the purchase price paid at closing, $1.1 million is being held in escrow for a period of time following the closing to serve as a source of recovery for the working capital adjustment and certain potential indemnification claims by the Company. The results of operations for CredentialMyDoc have been included in the Provider Solutions segment of the Company’s Financial Statements from the date of acquisition.

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

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The primary intangible assets acquired were customer relationships and developed technology. The fair value estimate for customer relationships intangible asset included significant assumptions in the prospective financial information, such as revenue growth, customer attrition, and EBITDA margin, and the discount rate. The fair value estimate for developed technology intangible asset included significant assumptions, including the estimate of employee hours that would be needed to recreate the technology. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of intangible assets and working capital. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering CredentialMyDoc products, and expected synergies from integrating CredentialMyDoc with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $595,000 to an estimated fair value of $280,000. The $315,000 write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the preliminary components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Preliminary Fair value	Useful life
Customer relationships	$2,100	9 years
Developed technology	2,100	4 years
Non-compete	110	5 years
Trade name	30	3 years
Total intangible assets subject to amortization	$4,340

The following unaudited pro forma financial information summarizes the results of operations of the Company and CredentialMyDoc as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Total revenues	$61,703	$65,678
Income from continuing operations	$7,191	$4,684
Net income	$7,191	$5,878
Net income per share - basic	$0.22	$0.18
Net income per share - diluted	$0.22	$0.18

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

NurseGrid

On March 9, 2020, the Company acquired all of the outstanding stock of HcT2 Co. dba NurseGrid (“NurseGrid”), a Portland, Oregon-based healthcare technology company offering NurseGrid Mobile and its corollary application for nurse managers, NurseGrid Enterprise for net cash consideration of approximately $21.4 million, subject to a post-closing working capital adjustment. The Company accounted for this transaction as a business combination achieved in stages which required the Company to remeasure its previously existing minority ownership interest, which was accounted for as a non-marketable equity investment measured using the fair value alternative, to fair value at the acquisition date based on the total enterprise value, adjusting for a control premium. The fair value of the Company’s interest in NurseGrid was $3.6 million at closing, resulting in a gain of $1.2 million, recorded as a change in fair value of non-marketable equity investments in the Company’s Condensed Consolidated Statement of Income. Additionally, the Company’s previously recorded non-marketable equity investment in NurseGrid was de-recognized from the Company’s Condensed Consolidated Balance Sheet. The financial results of NurseGrid have been included in the Workforce Solutions segment from March 9, 2020.

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$25,485
Cash acquired	(4,064)
Net consideration paid	21,421
Fair value of existing equity interest in NurseGrid	3,594
Total purchase price	$25,015

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Accounts and unbilled receivable, net	$92
Prepaid and other current assets	145
Operating lease right-of-use assets	50
Deferred tax assets	2,119
Goodwill	21,087
Intangible assets	1,845
Accounts payable and accrued liabilities	(194)
Deferred revenue	(78)
Operating lease liabilities	(51)
Net assets acquired	$25,015

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of intangible assets, income tax attributes, and working capital. The goodwill balance is primarily attributed to the assembled workforce, future market opportunities to engage and support the NurseGrid Mobile user community, and expected synergies from integrating NurseGrid with other combined functional areas within the Company. The goodwill balance is not deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $157,000 to an estimated fair value of $78,000. The $78,000 write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the preliminary components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Preliminary Fair value	Useful life
Customer relationships	$35	8 years
Developed technology	1,110	5 years
Trade name	700	Indefinite
Total intangible assets subject to amortization	$1,845

The amounts of revenue and operating loss of NurseGrid included in the Company’s Consolidated Statement of Income since the date of acquisition of March 9, 2020 for the three months ended March 31, 2020 are as follows (in thousands):

Total revenues	$28
Operating loss	$(220)

The following unaudited pro forma financial information summarizes the results of operations of the Company and NurseGrid as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Total revenues	$61,644	$65,375
Income from continuing operations	$6,515	$3,876
Net income	$6,515	$5,071
Net income per share - basic	$0.20	$0.16
Net income per share - diluted	$0.20	$0.16

These unaudited pro forma combined results of operations include certain adjustments arising from the acquisition, such as amortization of intangible assets, depreciation of property and equipment, interest expense related to NurseGrid’s previously outstanding debt, and fair value adjustments of acquired deferred revenue balances. The unaudited pro forma combined results of operations is for informational purposes only and is not indicative of what the Company’s results of operations would have been had the transaction occurred at the beginning of the earliest period presented or to project the Company’s results of operations in any future period.

9. BUSINESS SEGMENTS

The Company provides services to healthcare organizations and other members within the healthcare industry. The Company’s services are focused on the delivery of workforce development products and services (Workforce Solutions) and provider credentialing, privileging, and enrollment products and services (Provider Solutions).

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, information systems, administrative and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information for the three months ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019 (in thousands).

	Three Months Ended March 31,
Revenues, net:	2020	2019
Workforce Solutions	$49,824	$54,295
Provider Solutions	11,748	10,892
Total revenues, net	$61,572	$65,187
Operating income from continuing operations:
Workforce Solutions	$13,370	$11,529
Provider Solutions	1,197	1,436
Unallocated	(7,323)	(7,596)
Total operating income from continuing operations	$7,244	$5,369

Segment assets *	March 31, 2020	December 31, 2019
Workforce Solutions	$146,895	$118,382
Provider Solutions	143,842	148,398
Unallocated	190,774	222,764
Total assets	$481,511	$489,544

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

10. DISCONTINUED OPERATIONS

Patient Experience

On February 12, 2018, the Company divested its PX business to Press Ganey for $65.2 million in cash (after giving effect to the post-closing working capital adjustment), resulting in a gain, net of tax, of $20.5 million, of which $19.0 million was recorded during the year ended December 31, 2018 and $1.5 million was recorded during the year ended December 31, 2019. This sale of the PX business resulted in the divestiture of the Company’s patient experience solutions business segment. The Company has classified the gain on sale of its PX business segment as discontinued operations in its Condensed Consolidated Statements of Income for all periods presented.

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2020, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three months ended March 31, 2020.

12. NON-MARKETABLE EQUITY INVESTMENTS

Non-marketable equity investments where the Company is not able to exercise significant influence over the investee are accounted for using the measurement alternative for equity investments that do not have readily determinable fair values. ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The aggregate carrying amount of all non-marketable equity investments was $3.0 million and $5.4 million as of March 31, 2020 and December 31, 2019, respectively, which carrying value we evaluate for impairment at each reporting period. During the three months ended March 31, 2020, the Company recorded a $1.2 million upward adjustment to the carrying value of our non-marketable equity investment in NurseGrid due to a change in fair value based on the consideration paid upon our acquisition of NurseGrid on March 9, 2020 (See Note 8). Cumulatively, the Company has recorded $0.1 million in downward adjustments to the carrying value of non-marketable equity investments. Such is the combination of cumulative downward adjustments of $1.3 million offset by cumulative upward adjustments of $1.2 million. These adjustments are the result of changes in fair value based on observable prices from orderly transactions for similar investments made in investees. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

13. CONTRACTUAL ADJUSTMENT

In June 2018, a contract with one of our royalty partners expired and was not renewed. However, the contract required continued royalty payments for any subscriptions that extended beyond the contract termination date. Following the contract termination, there was a mutual disagreement related to various elements of this past partnership, and the Company accrued but did not pay royalties to the partner following the contract expiration. During the first quarter of 2020, the Company received a release of liability from the partner associated with this contract, resulting in no royalties to be paid to the partner. The de-recognition of this royalty liability and related expense was recorded as a $3.4 million reduction to cost of revenues in the first quarter of 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward‑Looking Statements

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this report and our audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2019, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 (the “2019 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption Part II, Item 1A. Risk Factors in this Quarterly Report and under the caption Part I, Item 1A. Risk Factors in our 2019 Form 10-K and the information regarding forward-looking statements and other disclosures in our 2019 Form 10-K, earnings releases and other filings with the SEC from time to time, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we currently expect.

Business Overview

HealthStream provides workforce and provider solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care, which, in turn, supports the improvement of business and clinical outcomes. Workforce Solutions products are used by healthcare organizations to meet a broad range of their clinical development, talent management, training, certification, competency assessment, and performance appraisal needs. Provider Solutions products are used by healthcare organizations for provider credentialing, privileging, and enrollment needs. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. At March 31, 2020, we had approximately 3.40 million contracted subscriptions to hStreamTM, our Platform-as-a-Service technology. hStream technology enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content.

On February 12, 2018, the Company divested its Patient Experience (“PX”) business to Press Ganey for $65.2 million in cash (after giving effect to the post-closing adjustment). Prior to the disposition of the PX business, our Patient Experience Solutions products provided our customers information about patients’ experiences and how to improve them, workforce engagement, physician relations, and community perceptions of their services. The gain on sale of the PX business recorded in prior periods are reflected in the Company’s Consolidated Financial Statements as discontinued operations. This sale of the PX business resulted in the Company’s divestiture of the patient experience solutions business segment.

Significant financial metrics for the first quarter of 2020 are set forth in the bullets below.

•	Revenues of $61.6 million in the first quarter of 2020, down 6% from $65.2 million in the first quarter of 2019.
•

Operating income of $7.2 million in the first quarter of 2020, up 35% from $5.4 million in the first quarter of 2019, which comparison was positively impacted by a favorable contractual adjustment to cost of revenues in the amount of $3.4 million during the first quarter of 2020.

•

Income from continuing operations of $7.1 million in the first quarter of 2020, up 48% from $4.8 million in the first quarter of 2019, which comparison was positively impacted by $2.6 million from the favorable adjustment referenced above.

•

Earnings per share (“EPS”) from continuing operations of $0.22 per share (diluted) in the first quarter of 2020, which was positively impacted by $0.08 from the favorable adjustment referenced above, compared to $0.15 per share (diluted) in the first quarter of 2019.

•	Adjusted EBITDA[1] from continuing operations of $11.8 million in the first quarter of 2020, down 6% from $12.5 million in the first quarter of 2019.

(1)

Adjusted EBITDA from continuing operations is a non-GAAP financial measure. A reconciliation of adjusted EBITDA from continuing operations to income from continuing operations and disclosure regarding why we believe adjusted EBITDA from continuing operations provides useful information to investors is included later in this report.

On March 9, 2020, the Company acquired all of the outstanding equity of HcT2 Co. dba NurseGrid (“NurseGrid”), a Portland, Oregon-based healthcare technology company offering NurseGrid Mobile and its corollary application for nurse managers, NurseGrid Enterprise, for $25.0 million, subject to a post-closing working capital adjustment. The net cash paid for NurseGrid was approximately $21.4 million after taking into consideration the existing minority non-marketable equity investment in NurseGrid that the Company previously had held since January 31, 2019. The financial results of NurseGrid have been included in the Workforce Solutions segment from the date of acquisition.

Impact of and Response to COVID-19 Pandemic

Overview

The COVID-19 pandemic has resulted in authorities throughout the United States and the world implementing widespread measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders, the promotion of social distancing, and limitations on business activity.  These measures and the pandemic have caused a significant economic downturn in the United States and globally, resulted in increased unemployment and underemployment levels, and have adversely impacted consumer confidence and spending.  Moreover, differing approaches among governmental authorities in the United States regarding whether and how to begin lifting shelter-in-place and business restriction orders have caused additional uncertainty. This pandemic has also led to significant disruption and volatility in financial and capital markets.

Our business is focused on providing workforce and provider solutions to healthcare organizations, such that an adverse impact on healthcare organizations is likely to result in an adverse impact on our Company. Though COVID-19 did not have a significant impact on our first quarter financial results, developments related to the COVID-19 have negatively impacted, and are expected  to continue to negatively impact, our financial results beginning in the second quarter of 2020. The extent, timing, and duration of such impacts on our business remain uncertain, and will depend upon, among other things, the length and severity of the COVID-19 pandemic, particularly with respect to its impact on healthcare organizations.

We are closely monitoring developments related to COVID-19 that may have an adverse impact on our operational and financial performance.  We also continue to take actions focused on the safety and well-being of our employees, assisting our customers in this time of need, and mitigating operational and financial impacts to our business.  We intend to continue serving our customers both in their battle to defeat the coronavirus and across the continuum of their other workforce and provider solution needs.

We have focused efforts of providing COVID-19 courses, free of charge, to all caregivers in support of their preparation to provide safe and effective care to COVID-19 patients. Additionally, as previously announced, HealthStream, in partnership with the State of Tennessee Office of the Governor, is providing its COVID-19 Rapid Response Program, which includes training bundles and its workforce platform, along with other workforce resources to support the state’s efforts to rapidly train new, returning, and current caregivers who are volunteering to work in Alternate Healthcare Facilities being set-up across the state. This COVID-19 Rapid Response Program is being provided free of charge for 90 days.

Additionally, to promote the safety and well-being of our employees, we required our entire workforce to begin working remotely from home beginning March 16, 2020, and the entire workforce continues to work remotely to date.

Potential Trends

Many healthcare organizations have been, and will likely continue to be, substantially adversely impacted by the COVID-19 pandemic. The period of time over which this adverse impact continues and whether conditions continue to deteriorate are important factors that may impact our business. The pandemic has resulted in a significant reduction of revenue generating services for many healthcare organizations, such as elective surgeries and other elective procedures, while, in some cases, their cost of providing emergency care as the result of treating COVID-19 patients has increased. Adverse COVID-19 impacts such as these are resulting, and will likely continue to result, in healthcare organizations curtailing operations, furloughing employees, eliminating positions, and even, in some instances, declaring bankruptcy.

In light of adverse developments with respect to healthcare organizations as noted above, we are continuing to monitor the ability or willingness of our customers to:

•	pay for our solutions in a timely manner, in full, or at all;
•	implement solutions they have purchased from us; and
•	renew existing or purchase new products or services from us.

We monitor our cash position and credit exposure by evaluating, among other things, weekly cash receipts, “days sales outstanding” or “DSO”, customer requests to modify payment or contract terms, and bankruptcy notices.  Since March, each of these areas has begun to show signs of adverse impacts, though we are unable to quantify the impacts of such negative trends or know whether or to what extent such trends may increase over time. Any deterioration in the collectability (or the timing of payments) of our accounts receivable will adversely impact our financial results.

The timing of implementation of our services is also relevant to our business because our software solutions do not result in revenue recognition until they are implemented. To the extent our customers delay or fail to implement products they have previously purchased, our financial results will be adversely impacted. Implementation delays driven by our customers are increasing as their focus becomes redirected to addressing COVID-19. Our Provider Solutions business segment may be more sensitive to implementation delays than our Workforce Solutions segment as the result of complexities associated with implementing certain of the solutions offered through that business segment.

Conditions related to the pandemic may also adversely impact the ability or willingness of our customers to renew their contracts with us, to renew contracts on comparable terms, or to expand the quantity and type of solutions they purchase from us. Pandemic-related conditions are also delaying or otherwise adversely impacting our ability to enter into contracts with new potential customers, as such potential customers may be focused on the dealing with the impact and demands COVID-19 is having on their business. In this regard, many of our customers are not currently allowing vendors, including representatives of the Company, on their premises, which is reducing the ability of our sales team to make sales they otherwise would likely make but for the impact of COVID-19.

Expense Management Initiatives

Given the uncertainty surrounding the adverse impact that COVID-19 may have on our business, we have taken certain expense management measures.  These include:

•	Indefinitely postponing, and potentially foregoing, increases to base salaries, including executive base salaries. Normally, base salary increase become effective May 1st.
•	Limiting hiring to critical positions.
•	Limiting the Company’s match to the 401(k) Plan to the previously approved 1% level, rather than providing a greater match as we have in the previous two years.
•	Requesting key vendors of ours to allow payment term extension without penalty.
•	Evaluating iterative reductions to our capital expenditures to be deployed on an as-needed basis.

As mentioned above, we are continuing to monitor developments regarding the COVID-19 pandemic and may undertake further expense management initiatives if we deem necessary.

Key Business Metrics

Our management utilizes the following financial and non-financial metrics in connection with managing our business. These performance indicators include measurements of gross margin, adjusted EBITDA, and hStream subscriptions.

•

Operating Income. Operating income represents the amount of profit realized from our operations and is calculated as the difference between revenues, net and operating costs and expenses. Operating income was $7.2 million for the three months ended March 31, 2020 compared to $5.4 million for the three months ended March 31, 2019. Operating income for the three months ended March 31, 2020 was positively impacted by the favorable contractual adjustment to cost of revenues in the amount of $3.4 million. Management utilizes operating income in connection with managing our business as a key indicator of profitability. We also believe it is useful to investors as a key measure of our profitability, which is among the reasons we have included such measure as among the metrics for which we have generally provided forward-looking guidance. For 2020, and for several previous years, executive bonuses have been based on the achievement of operating income targets as well.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business, and provides useful information to investors, because adjusted EBITDA reflects net income adjusted for certain non-cash and non-operating items. Management also believes that adjusted EBITDA from continuing operations is a useful measure for evaluating the operating performance of the Company because such measure excludes the gain on sale in connection with the sale of the PX business in February 2018 and thus reflects the Company’s ongoing business operations and assists in comparing the Company’s results of operations between periods. We also believe that adjusted EBITDA and adjusted EBITDA from continuing operations are useful to many investors to assess the Company’s ongoing results from current operations. Adjusted EBITDA from continuing operations was $11.8 million for the three months ended March 31, 2020, compared to $12.5 million for the three months ended March 31, 2019.

•

hStream Subscriptions. hStream subscriptions are determined as the number of subscriptions under contract for hStream, our Platform-as-a-Service technology that enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content. Our management utilizes hStream subscriptions in connection with managing our business, and believes that this metric provides useful information to investors, as a measure of our progress in growing the value of our customer base.  At March 31, 2020, we had approximately 3.40 million contracted subscriptions to hStream, compared to 1.84 million as of March 31, 2019.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to the Consolidated Financial Statements in our 2019 Form 10-K and the Notes to the Condensed Consolidated Financial Statements herein which contain additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2019 Form 10-K.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues, net. Revenues decreased approximately $3.6 million, or 6%, to $61.6 million for the three months ended March 31, 2020 from $65.2 million for the three months ended March 31, 2019.

A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended March 31,
Revenues by Business Segment:	2020	2019	Percentage Change
Workforce Solutions	$49,824	$54,295	-8%
Provider Solutions	11,748	10,892	8%
Total revenues, net	$61,572	$65,187	-6%

% of Revenues
Workforce Solutions	81%	83%
Provider Solutions	19%	17%

Revenues for Workforce Solutions decreased $4.5 million, or 8%, to $49.8 million for the three months ended March 31, 2020 from $54.3 million for the three months ended March 31, 2019.  Revenue from our legacy resuscitation products declined by $6.1 million, while revenue from other workforce solutions products increased by $1.6 million. Revenues from legacy resuscitation products were $11.2 million in the first quarter of 2020, compared to $17.3 million in the first quarter of 2019. Revenues from NurseGrid acquisition, which was completed on March 9, 2020, were not material to the first quarter of 2020.

Revenues for Provider Solutions increased $0.8 million, or 8%, to $11.7 million for the three months ended March 31, 2020 from $10.9 million for the three months ended March 31, 2019. Revenue growth of $0.8 million was primarily attributable to new VerityStream subscriptions and professional services for client implementations, along with $0.4 million of revenues from the Covenant Technology Group, LLC (referred to above as “CredentialMyDoc”) acquisition, which occurred in December 2019.

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues decreased $6.5 million, or 24%, to $20.4 million for the three months ended March 31, 2020 from $26.9 million for the three months ended March 31, 2019. Cost of revenues as a percentage of revenues was 33% and 41% for the three months ended March 31, 2020 and 2019, respectively.

Cost of revenues for Workforce Solutions decreased $6.8 million to $16.5 million for the three months ended March 31, 2020 and approximated 33% and 43% of revenues for Workforce Solutions for the three months ended March 31, 2020 and 2019, respectively. The decrease is primarily associated with a $3.4 million favorable contractual adjustment that resulted in a decrease to royalty expense upon the resolution of a mutual disagreement relating to various elements of a past partnership. In addition, cost of revenues for Workforce Solutions benefited from lower royalty expense associated with the decline in the legacy resuscitation revenues. Cost of revenues for Provider Solutions increased $0.3 million to $3.9 million for the three months ended March 31, 2020 and approximated 33% of Provider Solutions revenues for both the three months ended March 31, 2020 and 2019. The increase is primarily associated with increases in implementation and customer support personnel over the prior year period.

Product Development. Product development expenses increased $0.6 million, or 8%, to $7.5 million for the three months ended March 31, 2020 from $6.9 million for the three months ended March 31, 2019. Product development expenses as a percentage of revenues were 12% and 11% for the three months ended March 31, 2020 and 2019, respectively.

Product development expenses for Workforce Solutions increased $60,000 to $5.9 million for the three months ended March 31, 2020 and approximated 12% and 11% of revenues for Workforce Solutions for the three months ended March 31, 2020 and 2019, respectively. Product development expenses for Provider Solutions increased $0.5 million to $1.6 million for the three months ended March 31, 2020 and approximated 14% and 10% of revenues for Provider Solutions for the three months ended March 31, 2020 and 2019, respectively. The increase in product development expenses is primarily due to personnel additions over the prior year period as well as an increase in contract labor associated with software development.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased $0.3 million, or 3%, to $9.2 million for the three months ended March 31, 2020 from $9.5 million for the three months ended March 31, 2019. Sales and marketing expenses were 15% of revenues for both the three months ended March 31, 2020 and 2019.

Sales and marketing expenses for Workforce Solutions decreased $0.5 million to $7.4 million for the three months ended March 31, 2020 and approximated 15% and 14% of revenues for Workforce Solutions for the three months ended March 31, 2020 and 2019, respectively. The decrease in amount is primarily due to lower sales commissions, consistent with the decreases in revenues, as well as lower marketing expenses. Sales and marketing expenses for Provider Solutions increased $0.2 million to $1.6 million for the three months ended March 31, 2020 and approximated 13% of revenues for Provider Solutions for both the three months ended March 31, 2020 and 2019. The increase in amount is primarily due to higher sales commissions, consistent with the increase in revenues. The unallocated corporate portion of sales and marketing expenses decreased $16,000 to $0.2 million for the three months ended March 31, 2020 compared to the prior year period.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.1 million, or 1%, to $9.9 million for the three months ended March 31, 2020 from $10.0 million for the three months ended March 31, 2019. Other general and administrative expenses as a percentage of revenues were 16% and 15% of revenues for the three months ended March 31, 2020 and 2019, respectively.

Other general and administrative expenses for Workforce Solutions increased $0.6 million to $3.9 million for the three months ended March 31, 2020 and approximated 8% and 6% of Workforce Solutions revenues for the three months ended March 31, 2020 and 2019, respectively. The increase is primarily due to higher software costs as well as an increase in bad debt expense. Other general and administrative expenses for Provider Solutions decreased $0.1 million to $0.8 million for the three months ended March 31, 2020 and approximated 7% and 9% of Provider Solutions revenues for the three months ended March 31, 2020 and 2019, respectively. The decrease is due to a reduction in bad debt expense. The unallocated corporate portion of other general and administrative expenses decreased $0.6 million to $5.2 million for the three months ended March 31, 2020 compared to the prior year period primarily due to reductions in contract labor and software costs.

Depreciation and Amortization. Depreciation and amortization was $7.4 million and $6.5 million for the three months ended March 31, 2020 and 2019, respectively. This increase is primarily a result of amortization associated with capitalized software and depreciation of property and equipment associated with the relocation of our corporate offices in 2019.

Other Income, Net. Other income, net was $1.7 million for the three months ended March 31, 2020 compared to $0.8 million for the three months ended March 31, 2019. The increase resulted from a $1.2 million gain associated with the change in fair value of the non-marketable equity investment in NurseGrid prior to the acquisition of NurseGrid on March 9, 2020.

Income Tax Provision. The Company recorded a provision for income taxes from continuing operations of $1.9 million for the three months ended March 31, 2020 compared to $1.4 million for the three months ended March 31, 2019. The Company’s effective tax rate was 21% for the three months ended March 31, 2020 compared to 23% for the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company recorded a $1.2 million change in fair value of non-marketable equity investments as a result of the NurseGrid acquisition, which is not a taxable transaction, resulting in a tax benefit of $0.3 million. The Company recorded an increase to the provision for income taxes associated with tax deficiencies resulting from stock based awards of $26,000 during the three months ended March 31, 2020 and recognized excess tax deductions of $83,000 resulting from stock based awards during the three months ended March 31, 2019.

Income from Continuing Operations. Income from continuing operations was $7.1 million for the three months ended March 31, 2020, up 48% from $4.8 million for the three months ended March 31, 2019, and EPS from continuing operations was $0.22 per share (diluted) and $0.15 per share (diluted) for the three months ended March 31, 2020 and 2019, respectively, both of which were positively impacted in the amount of $2.6 million, or $0.08 per share, from the favorable adjustment to cost of revenues referenced above.

Income from Discontinued Operations. Income from discontinued operations was zero for the three months ended March 31, 2020 compared to $1.2 million for the three months ended March 31, 2019. The $1.2 million gain, net of tax, recorded during the three months ended March 31, 2019 was the result of a release of escrow funds to us in connection with the PX disposition. Refer to Note 10 in the Notes to the Condensed Consolidated Financial Statements for further information.

Net Income. Net income was approximately $7.1 million and $6.0 million for the three months ended March 31, 2020 and 2019, respectively. EPS was $0.22 per share (diluted) and $0.18 per share (diluted) for the three months ended March 31, 2020 and 2019, respectively.

Adjusted EBITDA from continuing operations decreased 6% to $11.8 million for the three months ended March 31, 2020 from $12.5 million for the three months ended March 31, 2019.

Adjusted EBITDA (from continuing and discontinued operations) was $11.8 million for the three months ended March 31, 2020 compared to $14.1 million for the three months ended March 31, 2019. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA from continuing operations and adjusted EBITDA to the most directly comparable measures under US GAAP and disclosure regarding why we believe these non-GAAP financial measures provide useful information to investors.

Discontinued Operations

On February 12, 2018, the Company divested its PX business to Press Ganey for $65.2 million in cash (after giving effect to the post-closing working capital adjustment). This sale of the PX business resulted in the divestiture of our patient experience solutions business segment. We recorded a gain on sale, net of tax, of $20.5 million, of which $19.0 million was recorded during the year ended December 31, 2018 and $1.5 million was recorded during the year ended December 31, 2019. With the proceeds of this sale, our Board of Directors declared a $1.00 per common share special cash dividend, which was paid on April 3, 2018 to shareholders of record on March 6, 2018.

We have classified the gain on sale of our PX business segment as discontinued operations in our Condensed Consolidated Statements of Income for all periods presented. See Note 10 to our Condensed Consolidated Financial Statements included in this report for additional information.

Other Developments

Our legacy agreements with Laerdal (the “Legacy Agreements”) for the HeartCode and Resuscitation Quality Improvement (“RQI”) products expired pursuant to their terms on December 31, 2018. Revenues associated with sales of HeartCode and RQI products pursuant to the Legacy Agreements have been significant in recent years, although margins on such products have been lower than HealthStream’s average margin. Revenue generated by HeartCode and RQI products pursuant to the Legacy Agreements was $58.9 million and $54.6 million in 2019 and 2018, respectively. During the three months ended March 31, 2020, as noted above we recorded revenue of $11.2 million related to HeartCode and RQI products under the Legacy Agreements compared to $17.3 million for the three months ended March 31, 2019. For the remainder of 2020, we expect quarterly revenue from these products generated pursuant to the Legacy Agreements to continue to decline sequentially each quarter as follows: approximately $10.5 million in the second quarter, approximately $8.5 million in the third quarter, and approximately $6.0 million in the fourth quarter. We also continue to expect revenue from HeartCode and RQI products sold pursuant to the Legacy Agreements to be approximately zero in the first quarter of 2021.

On December 6, 2018, we announced a new agreement with RQI Partners, a joint venture between Laerdal and the American Heart Association. This agreement with RQI Partners was not an extension or renewal of the expired Legacy Agreements with Laerdal and should not be construed as such. Under our agreement with RQI Partners, HealthStream will neither market nor sell HeartCode or RQI. Our RQI Partners agreement provides for continuity of service for customers that desire to purchase HeartCode or RQI from RQI Partners after December 31, 2018 and receive it via the HealthStream Learning Center. RQI Partners will remit a fee to us when new sales of HeartCode and RQI are delivered via the HealthStream Learning Center. This fee will not be sufficient to supplant the revenue runout associated with the Legacy Agreements, and no material revenues have been recognized under this agreement through March 31, 2020.

We remain actively engaged in efforts to broaden the scope and utilization of our simulation-related offerings to include a range of clinical competencies that extend beyond resuscitation, and we intend to bring to market a broadened scope of simulation-based offerings, including resuscitation programs. On January 17, 2019, as part of a seven-year collaboration agreement with the American Red Cross, which spans to 2026, we announced the launch of the American Red Cross Resuscitation Suite. We are actively engaged in efforts to market, sell, and deliver our new resuscitation offering, which includes the American Red Cross Resuscitation Suite and validation of skills through a technology enabled Innosonian manikin. A growing number of customers have been implemented on our new resuscitation offering and we believe that the solution is gaining acceptance in the market. We believe our efforts to market, sell, and deliver the American Red Cross Resuscitation Suite, along with efforts to bring additional simulation-related offerings to market, have the potential to give rise to additional and higher margin opportunities than those that existed under the Legacy Agreements. However, there is no assurance that we will be successful in these efforts, and to the extent that new simulation-based or other solutions do not generate revenue and/or earnings in a manner that supplants the impact of the Legacy Agreements, our revenue and results of operations may be adversely affected.

Reconciliation of Non-GAAP Financial Measures

This report presents adjusted EBITDA from continuing operations and adjusted EBITDA, both of which are non-GAAP financial measures used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income before interest, income taxes, share-based compensation, depreciation and amortization, changes in fair value of non-marketable equity investments, and the de-recognition of non-cash royalty expense resulting from our resolution of a mutual disagreement related to various elements of a past partnership which resulted in a reduction to costs of revenues in the first quarter of 2020 as described above. (“adjusted EBITDA”) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain non-cash and non-operating items. Management also believes that adjusted EBITDA from continuing operations is a useful measure for evaluating the operating performance of the Company because such measure excludes the gain on sale in connection with the sale of the PX business in February 2018 and thus reflects the Company’s ongoing business operations and assists in comparing the Company’s results of operations between periods. We also believe that adjusted EBITDA and adjusted EBITDA from continuing operations are useful to many investors to assess the Company’s ongoing results from current operations. Adjusted EBITDA and adjusted EBITDA from continuing operations are non-GAAP financial measures and should not be considered as measures of financial performance under GAAP. Because adjusted EBITDA and adjusted EBITDA from continuing operations are not measurements determined in accordance with GAAP, such non-GAAP financial measures are susceptible to varying calculations. Accordingly, adjusted EBITDA and adjusted EBITDA from continuing operations, as presented, may not be comparable to other similarly titled measures of other companies.

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

	Three Months Ended March 31,
	2020	2019
GAAP income from continuing operations	$7,092	$4,780
Interest income	(594)	(790)
Interest expense	25	21
Income tax provision	1,858	1,411
Stock based compensation expense	550	516
Depreciation and amortization	7,449	6,539
Change in fair value of non-marketable equity investments	(1,152)	—
Non-cash royalty expense	(3,440)	—
Adjusted EBITDA from continuing operations	$11,788	$12,477

GAAP net income	$7,092	$5,974
Interest income	(594)	(790)
Interest expense	25	21
Income tax provision	1,858	1,837
Stock based compensation expense	550	516
Depreciation and amortization	7,449	6,539
Change in fair value of non-marketable equity investments	(1,152)	—
Non-cash royalty expense	(3,440)	—
Adjusted EBITDA	$11,788	$14,097

Liquidity and Capital Resources

Net cash provided by operating activities decreased by $10.0 million to $6.1 million during the three months ended March 31, 2020 from $16.1 million during the three months ended March 31, 2019. Such decrease was primarily driven by an increase in accounts receivable balances and payments of accrued royalties. Our DSO was 44 days for the first quarter of 2020 compared to 52 days for the first quarter of 2019 and 39 days for the fourth quarter of 2019.  We believe that developments related to the COVID-19 pandemic have contributed to an increase in DSO in the first quarter of 2020 compared to the fourth quarter of 2019, and this trend may continue if negative economic conditions arising from the pandemic persist or continue to deteriorate. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $19.9 million for the three months ended March 31, 2020 compared to $39.4 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company spent $21.4 million to acquire NurseGrid, invested in marketable securities of $14.1 million, made payments for capitalized software development of $4.1 million, and purchased property and equipment of $1.0 million. These uses of cash were partially offset by $20.7 million in maturities of marketable securities. During the three months ended March 31, 2019, the Company spent $18.0 million to acquire Providigm, invested in marketable securities of $30.1 million, purchased property and equipment of $11.3 million, made payments for capitalized software development of $4.9 million, and invested $3.3 million in cost method investments. These uses of cash were partially offset by $28.3 million in maturities of marketable securities.

Net cash used in financing activities was approximately $10.3 million for the three months ended March 31, 2020 compared to $0.4 million for the three months ended March 31, 2019. The uses of cash for the three months ended March 31, 2020 primarily included $9.9 million for common stock repurchases, $0.4 million for the payment of employee payroll taxes in relation to the vesting of restricted share units, and $30,000 of cash dividend payments. The uses of cash for the three months ended March 31, 2019 included $0.4 million for the payment of employee payroll taxes in relation to the vesting of restricted share units, $52,000 of cash dividends payments, and $37,000 of earn-out payments related to prior acquisitions. The source of cash from financing activities for the three months ended March 31, 2019 was from the exercise of stock options of $31,000.

Our balance sheet reflects positive working capital of $98.2 million at March 31, 2020 compared to $119.4 million at December 31, 2019. The decrease in working capital is primarily a result of the reduction in cash to fund the acquisition of NurseGrid and share repurchases. The Company’s primary source of liquidity as of March 31, 2020 was $107.4 million of cash and cash equivalents and $34.6 million of marketable securities. The Company also has a $50.0 million revolving credit facility, all of which was available for additional borrowing at March 31, 2020. The revolving credit facility expires on November 24, 2020, unless earlier renewed or amended.

On March 13, 2020, we announced a share repurchase program authorized by our Board of Directors under which we may purchase up to $30,000,000 of our common stock. Pursuant to this authorization, repurchases have been made, and may continue to be made from time to time, in the open market through privately negotiated transactions or otherwise, including under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws in accordance with specific prearranged terms related to timing, price, and volume (among others), without further direction from the Company. Under this program, during the first quarter of 2020, we repurchased 438,142 shares at an aggregate fair value of $9.9 million, reflecting an average price per share of $22.52 (excluding the cost of broker commissions). We may continue to make repurchases under this share repurchase program based on prevailing market conditions, liquidity, and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program will terminate on the earlier of March 12, 2021 or when the maximum dollar amount has been expended.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, any additional repurchases under our share repurchase program, and capital expenditures for at least the next 12 months. If the impact of COVID-19 persists longer than expected or causes economic conditions to further deteriorate, we are prepared to curtail or discontinue new product development and/or repurchases under the share repurchase authorization as we deem in the best interest of shareholders and the Company.

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense.  Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of March 31, 2020, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations. Moreover, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could impair our ability to access additional capital if needed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any material foreign currency exchange rate risk or commodity price risk. As of March 31, 2020 and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $142.0 million at March 31, 2020. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $228,000.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1A. Risk Factors

The following supplements the Company’s risk factors previously disclosed in the 2019 Form 10-K by adding the following risk factor that takes into account developments with respect to COVID-19 since the filing of the 2019 Form 10-K. Except as set forth below, there have been no material changes with regard to the risk factors previously disclosed in the 2019 Form 10-K.

The coronavirus pandemic is significantly affecting our business, and may have material adverse impacts on our business, financial condition, results of operations, and/or cash flows.

The COVID-19 pandemic has resulted in authorities throughout the United States and the world implementing widespread measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders, the promotion of social distancing, and limitations on business activity. These measures and the pandemic have caused a significant economic downturn in the United States and globally, resulted in increased unemployment and underemployment levels, and adversely impacted consumer confidence and spending. This pandemic has also led to significant disruption and volatility in financial and capital markets.

Our business is focused on providing workforce and provider solutions to healthcare organizations. Many healthcare organizations have been, and will likely continue to be, substantially adversely impacted by the COVID-19 pandemic which has resulted in a substantial reduction in the number of elective surgeries, physician office visits, and other healthcare procedures due to restrictive measures, including quarantines and shelter-in-place orders, as well as general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. Moreover, some healthcare organizations, such as ambulatory surgery centers, have been forced to reduce or close their operations due to the impact of the pandemic. Additionally, adverse conditions related to the pandemic are causing, and could continue to cause, certain of our customers to be unable to pay for our products and services in a timely and fulsome manner, or unable to pay at all, which will likely have an adverse impact on our financial results. Moreover, our “days sales outstanding” have increased as the result of the COVID-19 pandemic, , and to the extent this trend continues, or our customers are unable to pay due to bankruptcy or the deterioration of their business as the result of COVID-19, our bad debt may increase and future revenue generating opportunities with those customers may be limited.

Conditions related to the pandemic may also adversely impact the ability or willingness of our customers to renew their contracts with us (or to renew contracts on comparable terms) and to expand the quantity and type of solutions they purchase from us. The COVID-19 pandemic has begun to, and will likely continue to, adversely impact our ability to enter into contracts with new potential customers. Customers may also be unwilling or unable to pay the same prices for our products and solutions than they have paid in the past, which could negatively impact our results and growth. Many of our customers are not currently allowing vendors, including ourselves, on their premises, which is reducing the ability of our sales team to make sales they otherwise would likely make but for the impact of COVID-19. Additionally, we do not recognize revenue until a software product is implemented and “live” for a customer to use. To the extent our customers delay or fail to implement products they have previously purchased, or to the extent we are unable to fulfill our own implementation backlogs due to COVID-19, which certain of our customers are doing, our financial results will likely suffer, as may our future prospects.

Our business also relies on a network of partners whose solutions we resell or whose solutions are sold and delivered over our platform. To the extent COVID-19 results in business disruption or adverse impacts to our partners, such disruptions and adverse impacts could adversely impact our business as well.

At the time of filing, due to COVID-19 our entire workforce is working remotely from home consistent with stay-at-home or shelter-in-place regulations. While we have not observed a disruption to productivity to date, operating on a prolonged basis as a remote workforce could result in decreases in productivity, increased security risks, impair our ability to manage our business, and harm our ability to attract, retain, and onboard employees.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the severity and duration of the pandemic, actions that may be taken by governmental authorities and private businesses to mitigate against the impact of the pandemic, and the ongoing impact of COVID-19 on economic activity and unemployment and underemployment levels. Moreover, COVID-19 developments continue to evolve quickly, and additional developments may occur which we are unable to predict.

Developments related to COVID-19 could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows, particularly if negative conditions impacting healthcare organizations persist for a significant period of time or continue to deteriorate. In addition, the impact of COVID-19 may exacerbate other risks discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2020, the Company announced a share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to $30,000,000 of its common stock. Pursuant to this authorization, repurchases have been made and may continue to be made, in the open market through privately negotiated transactions or otherwise, including under a Rule 105b-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws in accordance with specific prearranged terms related to timing, price, and volume (among others), without further direction from the Company. In addition, any future repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program will terminate on the earlier of March 12, 2021 or when the maximum dollar amount has been expended. The table below sets forth activity under the stock repurchase plan for the three months ended March 31, 2020.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(2)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (January 1 - January 31)(1)	—	$—	—	$—
Month #2 (February 1 - February 29)(1)	—	—	—	—
Month #3 (March 1 - March 31)	438,142	22.52	438,142	20,132,659
Total	438,142	$22.52	438,142	$20,132,659
(1) The stock repurchase plan was not in place during this period.
(2) The weighted average price paid per share of common stock does not include the cost of broker commissions.

Item 6. Exhibits

(a)	Exhibits

10.18^	HealthStream, Inc. 2020 Executive and Corporate Management Cash Incentive Bonus Plan

10.19^	HealthStream, Inc. 2020 Provider Solutions Cash Incentive Bonus Plan

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL

^	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

April 30, 2020	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer