Form 10-Q
period 2020-06-30
HEALTHSTREAM INC
filed 2020-07-31
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of July 24, 2020, there were 31,997,499 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$112,534	$131,538
Marketable securities	31,989	41,328
Accounts receivable, net of allowance for doubtful accounts of $855 and $843 at June 30, 2020 and December 31, 2019, respectively	30,621	27,650
Accounts receivable - unbilled	3,244	2,726
Prepaid royalties, net of amortization	11,323	11,898
Other prepaid expenses and other current assets	8,969	9,432
Total current assets	198,680	224,572

Property and equipment, net of accumulated depreciation of $22,865 and $19,291 at June 30, 2020 and December 31, 2019, respectively	22,936	26,065
Capitalized software development, net of accumulated amortization of $63,796 and $57,768 at June 30, 2020 and December 31, 2019, respectively	23,250	21,445
Operating lease right of use assets, net	28,422	29,615
Goodwill	123,285	102,196
Customer-related intangibles, net of accumulated amortization of $33,129 and $29,760 at June 30, 2020 and December 31, 2019, respectively	49,220	52,554
Other intangible assets, net of accumulated amortization of $14,363 and $12,735 at June 30, 2020 and December 31, 2019, respectively	7,708	7,527
Deferred tax assets	269	269
Deferred commissions	17,024	17,645
Non-marketable equity investments	6,590	6,782
Other assets	441	874
Total assets	$477,825	$489,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,422	$22,938
Accrued royalties	8,894	16,736
Deferred revenue	66,126	65,511
Total current liabilities	92,442	105,185

Deferred tax liabilities	13,491	13,183
Deferred revenue, noncurrent	1,609	1,918
Operating lease liability, noncurrent	29,388	30,733
Other long term liabilities	1,471	357
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,997 and 32,379 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	280,746	290,021
Retained earnings	58,677	48,143
Accumulated other comprehensive income	1	4
Total shareholders’ equity	339,424	338,168
Total liabilities and shareholders’ equity	$477,825	$489,544

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues, net	$60,553	$63,781	$122,125	$128,967
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	22,935	26,806	43,294	53,667
Product development	7,830	7,640	15,298	14,567
Sales and marketing	8,236	9,819	17,424	19,340
Other general and administrative expenses	10,098	10,306	19,963	20,276
Depreciation and amortization	7,150	6,942	14,599	13,480
Total operating costs and expenses	56,249	61,513	110,578	121,330

Operating income	4,304	2,268	11,547	7,637

Other income, net	199	852	1,906	1,674

Income from continuing operations before income tax provision	4,503	3,120	13,453	9,311
Income tax provision	1,061	719	2,920	2,130
Income from continuing operations	3,442	2,401	10,533	7,181
Discontinued operations:
Gain on sale of discontinued operations	—	—	—	1,620
Income tax provision	—	—	—	426
Income from discontinued operations	—	—	—	1,194
Net income	$3,442	$2,401	$10,533	$8,375

Net income per share – basic:
Continuing operations	$0.11	$0.07	$0.33	$0.22
Discontinued operations	—	—	—	0.04
Net income per share - basic	$0.11	$0.07	$0.33	$0.26

Net income per share - diluted:
Continuing operations	$0.11	$0.07	$0.33	$0.22
Discontinued operations	—	—	—	0.04
Net income per share - diluted	$0.11	$0.07	$0.33	$0.26

Weighted average shares of common stock outstanding:
Basic	31,997	32,394	32,166	32,366
Diluted	32,025	32,434	32,191	32,406

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$3,442	$2,401	$10,533	$8,375

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	17	4	(27)	3
Unrealized gain on marketable securities	125	10	24	43
Total other comprehensive income (loss)	142	14	(3)	46
Comprehensive income	$3,584	$2,415	$10,530	$8,421

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTs OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Six Months Ended June 30, 2020
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2019	32,379	$290,021	$48,143	$4	$338,168
Net income	—	—	7,092	—	7,092
Comprehensive loss	—	—	—	(145)	(145)
Stock based compensation	—	550	—	—	550
Common stock issued under stock plans, net of shares withheld for employee taxes	62	(373)	—	—	(373)
Repurchase of common stock	(438)	(9,876)	—	—	(9,876)
Balance at March 31, 2020	32,003	$280,322	$55,235	$(141)	$335,416
Net income	—	—	3,442	—	3,442
Comprehensive income	—	—	—	142	142
Stock based compensation	—	557	—	—	557
Common stock issued under stock plans, net of shares withheld for employee taxes	—	—	—	—	—
Repurchase of common stock	(6)	(133)	—	—	(133)
Balance at June 30, 2020	31,997	$280,746	$58,677	$1	$339,424

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTs OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Six Months Ended June 30, 2019
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss) Income	Equity
Balance at December 31, 2018	32,325	$286,597	$32,373	$(23)	$318,947
Net income	—	—	5,974	—	5,974
Comprehensive income	—	—	—	32	32
Stock based compensation	—	516		—	516
Common stock issued under stock plans, net of shares withheld for employee taxes	63	(328)	—	—	(328)
Balance at March 31, 2019	32,388	$286,785	$38,347	$9	$325,141
Net income	—	—	2,401	—	2,401
Comprehensive income	—	—	—	14	14
Stock donated to Company (held in treasury)	(86)	—	—	—	—
Stock based compensation	—	2,558	—	—	2,558
Common stock issued under stock plans, net of shares withheld for employee taxes	72	(443)	—	—	(443)
Balance at June 30, 2019	32,374	$288,900	$40,748	$23	$329,671

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$10,533	$8,375
Income from discontinued operations	—	(1,194)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,599	13,480
Stock based compensation	1,107	3,074
Amortization of deferred commissions	4,254	4,201
Provision for doubtful accounts	351	48
Deferred income taxes	2,427	2,066
Loss (gain) on non-marketable equity investments	50	(69)
Non-cash royalty expense	(3,440)	—
Change in fair value of non-marketable equity investments	(1,181)	—
Other	121	(84)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(3,759)	12,019
Prepaid royalties	576	1,626
Other prepaid expenses and other current assets	547	2,746
Deferred commissions	(3,634)	(3,265)
Other assets	505	(391)
Accounts payable and accrued expenses	(5,167)	(4,060)
Accrued royalties	(4,588)	(2,294)
Deferred revenue	231	329
Net cash provided by operating activities	13,532	36,607

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(21,449)	(18,018)
Proceeds from sale of discontinued operations	—	6,222
Proceeds from maturities of marketable securities	46,183	38,037
Purchases of marketable securities	(36,942)	(44,158)
Proceeds from sale of property and equipment	—	12
Payments to acquire non-marketable equity investments	(1,000)	(3,342)
Payments associated with capitalized software development	(7,619)	(8,374)
Purchases of property and equipment	(1,268)	(19,598)
Net cash used in investing activities	(22,095)	(49,219)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	214
Taxes paid related to net settlement of equity awards	(373)	(985)
Payments of earn-outs related to acquisitions	—	(37)
Repurchases of common stock	(10,009)	—
Payment of cash dividends	(31)	(52)
Net cash used in financing activities	(10,413)	(860)

Effect of exchange rate changes on cash and cash equivalents	(28)	—
Net decrease in cash and cash equivalents	(19,004)	(13,472)
Cash and cash equivalents at beginning of period	131,538	134,321
Cash and cash equivalents at end of period	$112,534	$120,849

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash additions to non-marketable equity investments	$1,300	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, Condensed Consolidated Financial Statements do not include all information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

On February 12, 2018, the Company divested its Patient Experience (“PX”) business to Press Ganey Associates, Inc. (“Press Ganey”). The sale of the PX business resulted in the Company’s divestiture of the Company’s patient experience solutions business segment. The Company has classified the results of its previously owned PX segment as discontinued operations in its Condensed Consolidated Statement of Income for the six months ended June 30, 2019. See Note 10 for additional information.

The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited Consolidated Financial Statements at that date does not include all information and footnotes required by US GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2019 (included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2020).

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Recently Adopted

In June 2016, the FASB issued ASU 2016-03, Financial Instruments—Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASC 326 eliminates the probable initial recognition threshold in prior GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Company adopted this ASU on January 1, 2020, and the effect of adoption on the Company’s Consolidated Financial Statements and related disclosures was not material.

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents revenues disaggregated by revenue source for the three and six months ended June 30, 2020 and 2019 (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$47,981	$9,954	$57,935	$96,699	$19,581	$116,280
Professional services	907	1,711	2,618	2,013	3,832	5,845
Total revenues, net	$48,888	$11,665	$60,553	$98,712	$23,413	$122,125

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$50,892	$9,501	$60,393	$103,696	$18,581	$122,277
Professional services	1,530	1,858	3,388	3,020	3,670	6,690
Total revenues, net	$52,422	$11,359	$63,781	$106,716	$22,251	$128,967

For the three months ended June 30, 2020 and 2019, the Company recognized $63,000 and $46,000 in impairment losses on receivables and contract assets arising from the Company’s contracts with customers, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized $351,000 and $48,000 in impairment losses on receivables and contract assets arising from the Company’s contracts with customers, respectively.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three months ended June 30, 2020 and 2019, we recognized $35.2 million and $36.3 million of revenue from amounts included in deferred revenues at the beginning of the respective periods. During the six months ended June 30, 2020 and 2019, we recognized $49.9 million and $51.2 million of revenue from amounts included in deferred revenues at the beginning of the respective periods. As of June 30, 2020, $380 million of revenue is expected to be recognized from remaining performance obligations under contract with customers. We expect to recognize revenue with respect to 45% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The sales commission plan for 2020 typically includes two payments; the initial payment is due in the period a customer contract is entered into, and the final payment is due 60 days after the product implementation is completed. The sales commission plan for 2019 typically included an initial payment in the period a customer contract was entered into, and subsequent payments either 15 or 27 months after the initial payment, depending on the contract term. Under ASC 606, costs to acquire contracts with customers, such as the initial sales commission payment, are capitalized in the period a customer contract is entered into and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, whereas subsequent sales commission payments which require a substantive performance condition of the employee are expensed ratably through the payment date. Under the 2020 plan, both the initial payment and subsequent payment are capitalized in the period the contract is entered into, whereas under the 2019 plan only the initial payment was capitalized, and the subsequent payment was expensed ratably through the payment date. The timing of the second payment under the 2020 plan from an accounting perspective does not result in a substantive performance condition of the employee. The capitalized contract cost is included in deferred commissions in the accompanying Condensed Consolidated Balance Sheets. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of approximately three years. The Company recorded amortization of deferred commissions of $2.1 million for both the three months ended June 30, 2020 and 2019, and $4.3 million and $4.2 million for the six months ended June 30, 2020 and 2019, respectively, which is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

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

During the three months ended June 30, 2020 and 2019, the Company recorded a provision for income taxes of $1.1 million and $0.7 million, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded a provision for income taxes from continuing operations of $2.9 million and $2.1 million, respectively. The Company’s effective tax rate for continuing operations for the six months ended June 30, 2020 and 2019 was 22% and 23%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent tax differences. The Company recorded additional income tax expense associated with tax deficiencies of $26,000 during the six months ended June 30, 2020 and recorded a reduction to income tax expense for excess tax benefits of $123,000 during the six months ended June 30, 2019.

5. SHAREHOLDERS’ EQUITY

Stock Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share based payments, including restricted share units (“RSUs”). During the six months ended June 30, 2020, the Company issued 111,510 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $22.96 per share measured based on the closing fair market value of the Company’s stock on the date of grant. During the six months ended June 30, 2019, the Company issued 86,220 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $27.39 per share measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recorded for the three and six months ended June 30, 2020 and 2019, which is recorded within continuing operations in the Condensed Consolidated Statements of Income, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues (excluding depreciation and amortization)	$16	$670	$23	$671
Product development	93	765	173	818
Sales and marketing	60	462	110	518
Other general and administrative	388	661	801	1,067
Total stock based compensation expense	$557	$2,558	$1,107	$3,074

Share Repurchase Plan

On March 13, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $30.0 million of outstanding shares of common stock. The share repurchase program will terminate on the earlier of March 12, 2021 or when the maximum dollar amount has been expended. Pursuant to this authorization, repurchases have been made, and may continue to be made from time to time, in the open market through privately negotiated transactions or otherwise, including under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws in accordance with specific prearranged terms related to timing, price, and volume (among others), without further direction from the Company. The share repurchase program does not require the Company to acquire any amount of shares and may be suspended or discontinued at any time. Under this program during the three months ended June 30, 2020, the Company repurchased 5,799 shares at an aggregate fair value of $0.1 million, reflecting an average price per share of $22.87 (excluding the cost of dealer commissions). During the six months ended June 30, 2020, the Company repurchased 443,941 shares at an aggregate fair value of $10.0 million, reflecting an average price per share of $22.53 (excluding the cost of broker commissions).

Stock Awards

During June 2019, the Company’s Chief Executive Officer, Robert A. Frist, Jr., contributed 78,520 of his personally owned shares of HealthStream, Inc. common stock (valued at $2.0 million) to the Company, without any consideration paid to him, for the benefit of the Company’s employees. In connection therewith, effective June 26, 2019 the Company approved the award of 78,520 fully vested shares of common stock to approximately 820 employees of the Company under the

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HealthStream, Inc. 2016 Omnibus Incentive Plan. These shares were issued in July 2019. As required by ASC Topic 718, Compensation – Stock Compensation, the Company recognized $2.0 million of stock based compensation expense for these stock awards during the three months ended June 30, 2019 based on the closing fair market value of the Company’s stock on the date of the Company’s approval of these grants. Total payments related to the employees’ tax obligations to taxing authorities for these stock awards were $0.6 million and are reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019. In addition, the employer taxes and expenses associated with these grants were $0.2 million and were recorded as an expense during June 2019. Mr. Frist contributed an additional 7,852 of his personally owned shares to cover these costs. The receipt of shares from Mr. Frist and in connection with the withholding of shares as set forth above are presented on the Company’s Condensed Consolidated Statements of Shareholders’ Equity in a similar manner as a share repurchase (i.e., reduction of outstanding shares).

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable in connection with RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share due to their anti-dilutive effect or contingent performance conditions was 108,000 and 131,000 for the three months ended June 30, 2020 and 2019, respectively, and 107,000 and 134,000 for the six months ended June 30, 2020 and 2019, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Income from continuing operations	$3,442	$2,401	$10,533	$7,181
Income from discontinued operations	—	—	—	1,194
Net income	$3,442	$2,401	$10,533	$8,375
Denominator:
Weighted-average shares outstanding	31,997	32,394	32,166	32,366
Effect of dilutive shares	28	40	25	40
Weighted-average diluted shares	32,025	32,434	32,191	32,406

Net income per share - basic:
Continuing operations	$0.11	$0.07	$0.33	$0.22
Discontinued operations	—	—	—	0.04
Net income per share - basic	$0.11	$0.07	$0.33	$0.26

Net income per share - diluted:
Continuing operations	$0.11	$0.07	$0.33	$0.22
Discontinued operations	—	—	—	0.04
Net income per share - diluted	$0.11	$0.07	$0.33	$0.26

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. MARKETABLE SECURITIES

At June 30, 2020 and December 31, 2019, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	June 30, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$31,965	$36	$(12)	$31,989
Total	$31,965	$36	$(12)	$31,989

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$37,325	$7	$(5)	$37,327
Government-sponsored enterprise debt securities	4,001	—	—	4,001
Total	$41,326	$7	$(5)	$41,328

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of June 30, 2020, the Company did not recognize any allowance for credit impairments on its available for sale debt securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

8. BUSINESS COMBINATIONS

CredentialMyDoc

On December 16, 2019, the Company acquired substantially all the assets of Covenant Technology Group, LLC (“CredentialMyDoc”), a Savannah, Georgia-based company focusing on intuitive, easy to use, and fast to implement software-as-a-service solution, primarily in ambulatory care settings. The consideration paid for CredentialMyDoc consisted of $9.0 million in cash, after giving effect to the post-closing working capital adjustment. Of the purchase price paid at closing, $1.1 million is being held in escrow for a period of time following the closing to serve as a source of recovery for the working capital adjustment and certain potential indemnification claims by the Company. The results of operations for CredentialMyDoc have been included in the Provider Solutions segment of the Company’s Financial Statements from the date of acquisition.

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$9,000
Working capital adjustment - post-closing	(5)
Total consideration paid	$8,995

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Accounts and unbilled receivable, net	$204
Prepaid and other current assets	3
Operating lease right-of-use assets	30
Deferred tax assets	70
Goodwill	4,661
Intangible assets	4,340
Accounts payable and accrued liabilities	(7)
Deferred revenue	(276)
Operating lease liabilities	(30)
Net assets acquired	$8,995

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The excess of purchase price over the fair values of net tangible and intangible assets is recorded as goodwill. The fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The primary intangible assets acquired were customer relationships and developed technology. The fair value estimate for customer relationships intangible asset included significant assumptions in the prospective financial information, such as revenue growth, customer attrition, EBITDA margin, and the discount rate. The fair value estimate for developed technology intangible asset included significant assumptions, including the estimate of employee hours that would be needed to recreate the technology. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering CredentialMyDoc products, and expected synergies from integrating CredentialMyDoc with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $587,000 to an estimated fair value of $276,000. The $311,000 write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair value	Useful life
Customer relationships	$2,100	9 years
Developed technology	2,100	4 years
Non-compete	110	5 years
Trade name	30	3 years
Total intangible assets	$4,340

The following unaudited pro forma financial information summarizes the results of operations of the Company and CredentialMyDoc as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$60,627	$64,210	$122,330	$129,889
Income from continuing operations	$3,498	$2,324	$10,690	$7,008
Net income	$3,498	$2,324	$10,690	$8,203
Net income per share - basic	$0.11	$0.07	$0.33	$0.25
Net income per share - diluted	$0.11	$0.07	$0.33	$0.25

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

NurseGrid

On March 9, 2020, the Company acquired all of the outstanding stock of HcT2 Co. dba NurseGrid (“NurseGrid”), a Portland, Oregon-based healthcare technology company offering NurseGrid Mobile and its corollary application for nurse managers, NurseGrid Enterprise, for net cash consideration of approximately $21.5 million, after giving effect to the post-closing working capital adjustment. The Company accounted for this transaction as a business combination achieved in stages which required the Company to remeasure its previously existing minority ownership interest, which was accounted for as a non-marketable equity investment measured using the fair value alternative, to fair value at the acquisition date based on the total enterprise value, adjusting for a control premium. The fair value of the Company’s interest in NurseGrid was $3.6 million at closing, resulting in a gain of $1.2 million, recorded as a change in fair value of non-marketable equity investments in the Company’s Condensed Consolidated Statements of Income. Additionally, the Company’s previously recorded non-marketable equity investment in NurseGrid was de-recognized from the Company’s Condensed Consolidated Balance Sheet. The financial results of NurseGrid have been included in the Workforce Solutions segment from March 9, 2020.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$25,485
Post-closing adjustment, net of cash received	33
Cash acquired	(4,064)
Net consideration paid	21,454
Fair value of existing equity interest in NurseGrid	3,623
Net consideration paid	$25,077

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Accounts and unbilled receivable, net	$92
Prepaid and other current assets	155
Operating lease right-of-use assets	50
Deferred tax assets	2,121
Goodwill	21,085
Intangible assets	1,845
Accounts payable and accrued liabilities	(143)
Deferred revenue	(78)
Operating lease liabilities	(50)
Net assets acquired	$25,077

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The primary intangible assets acquired were developed technology and trade name. The fair value estimate for developed technology intangible asset included significant assumptions, including the estimate of employee hours that would be needed to recreate the technology. The fair value estimate for trade name intangible asset included significant assumptions in the prospective financial information, such as projected revenues, royalty rate, and the discount rate. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of intangible assets and income tax attributes. The goodwill balance is primarily attributed to the assembled workforce, future market opportunities to engage and support the NurseGrid Mobile user community, and expected synergies from integrating NurseGrid with other combined functional areas within the Company. The goodwill balance is not deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $157,000 to an estimated fair value of $78,000. The $79,000 write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the preliminary components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Preliminary Fair value	Useful life
Customer relationships	$35	8 years
Developed technology	1,110	5 years
Trade name	700	Indefinite
Total intangible assets	$1,845

The amounts of revenue and operating loss of NurseGrid included in the Company’s Consolidated Statement of Income since the date of acquisition of March 9, 2020 for the three and six months ended June 30, 2020 are as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Total revenues	$69	$97
Operating loss	$(803)	$(1,023)

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following unaudited pro forma financial information summarizes the results of operations of the Company and NurseGrid as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$60,588	$64,136	$122,233	$129,511
Income from continuing operations	$3,469	$1,601	$9,984	$5,477
Net income	$3,469	$1,601	$9,984	$6,671
Net income per share - basic	$0.11	$0.05	$0.31	$0.21
Net income per share - diluted	$0.11	$0.05	$0.31	$0.21

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information for the three and six months ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues, net:	2020	2019	2020	2019
Workforce Solutions	$48,888	$52,422	$98,712	$106,716
Provider Solutions	11,665	11,359	23,413	22,251
Total revenues, net	$60,553	$63,781	$122,125	$128,967
Operating income from continuing operations:
Workforce Solutions	$10,447	$8,890	$23,817	$20,419
Provider Solutions	1,272	1,385	2,469	2,821
Unallocated	(7,415)	(8,007)	(14,739)	(15,603)
Total operating income from continuing operations	$4,304	$2,268	$11,547	$7,637

Segment assets *	June 30, 2020	December 31, 2019
Workforce Solutions	$144,065	$118,382
Provider Solutions	141,794	148,398
Unallocated	191,966	222,764
Total assets	$477,825	$489,544

*

Segment assets include accounts and unbilled receivables, prepaid and other current assets, other assets, capitalized software development, certain property and equipment, goodwill, and intangible assets. Cash and cash equivalents and marketable securities are not allocated to individual segments and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. DISCONTINUED OPERATIONS

Patient Experience

On February 12, 2018, the Company divested its PX business to Press Ganey for $65.2 million in cash (after giving effect to the post-closing working capital adjustment), resulting in a gain, net of tax, of $20.5 million, of which $19.0 million was recorded during the year ended December 31, 2018 and $1.5 million was recorded during the year ended December 31, 2019. This sale of the PX business resulted in the Company’s divestiture of the Company’s patient experience solutions business segment. The Company has classified this gain on the sale of the PX business as discontinued operations in its Condensed Consolidated Statement of Income for the six months ended June 30, 2019. Our results for the three months ended June 30, 2020 and 2019 and for the six months ended June 30, 2020 do not include any discontinued operations.

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

As of June 30, 2020, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three and six months ended June 30, 2020.

12. NON-MARKETABLE EQUITY INVESTMENTS

Non-marketable equity investments where the Company is not able to exercise significant influence over the investee are accounted for using the measurement alternative for equity investments that do not have readily determinable fair values. ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The aggregate carrying amount of all non-marketable equity investments accounted for using the measurement alternative was $2.1 million and $4.5 million as of June 30, 2020 and December 31, 2019, respectively, which carrying value we evaluate for impairment at each reporting period. During the six months ended June 30, 2020, the Company recorded a $1.2 million upward adjustment to the carrying value of our non-marketable equity investment in NurseGrid due to a change in fair value based on the consideration paid upon the Company’s acquisition of NurseGrid on March 9, 2020 (see Note 8). Cumulatively, the Company has recorded $0.1 million in downward adjustments to the carrying value of non-marketable equity investments. Such is the combination of cumulative downward adjustments of $1.3 million offset by

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

cumulative upward adjustments of $1.2 million. These adjustments are the result of changes in fair value based on observable prices from orderly transactions for similar investments made in investees. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements and the information set forth under the caption Part II, Item 1A. Risk Factors in this Quarterly Report and under the caption Part I, Item 1A. Risk Factors in our 2019 Form 10-K and the information regarding forward-looking statements and other disclosures in our 2019 Form 10-K, earnings releases, and other filings with the SEC from time to time, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we currently expect.

Business Overview

HealthStream provides workforce and provider solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care, which, in turn, supports the improvement of business and clinical outcomes. Workforce Solutions products are used by healthcare organizations to meet a broad range of their clinical development, talent management, training, certification, competency assessment, and performance appraisal needs. Provider Solutions products are used by healthcare organizations for provider credentialing, privileging, and enrollment needs. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. At June 30, 2020, we had approximately 3.48 million contracted subscriptions to hStreamTM, our Platform-as-a-Service technology. hStream technology enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content.

On February 12, 2018, the Company divested its Patient Experience (“PX”) business to Press Ganey for $65.2 million in cash (after giving effect to the post-closing adjustment). Prior to the disposition of the PX business, our Patient Experience Solutions products provided our customers information about patients’ experiences and how to improve them, workforce engagement, physician relations, and community perceptions of their services. The gain on sale of the PX business recorded in prior periods are reflected in the Company’s Consolidated Financial Statements as discontinued operations for the six months ended June 30, 2019. Our results for the three months ended June 30, 2020 and 2019 and for the six months ended June 30, 2020 do not include any discontinued operations. Except where otherwise noted herein, our results for the six months ended June 30, 2020 and 2019 are presented on a continuing operations basis. This sale of the PX business resulted in the Company’s divestiture of the patient experience solutions business segment.

Significant financial metrics for the second quarter of 2020 are set forth in the bullets below.

•	Revenues of $60.6 million in the second quarter of 2020, down 5% from $63.8 million in the second quarter of 2019
•	Operating income of $4.3 million in the second quarter of 2020 compared to $2.3 million in the second quarter of 2019
•	Net income of $3.4 million in the second quarter of 2020, up 43% from $2.4 million in the second quarter of 2019
•	Earnings per share (EPS) of $0.11 per share (diluted) in the second quarter of 2020 compared to EPS of $0.07 per share (diluted) in the second quarter of 2019
•	Adjusted EBITDA[1] of $12.0 million in the second quarter of 2020, up 2% from $11.8 million in the second quarter of 2019
(1)

Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income and disclosure regarding why we believe adjusted EBITDA provides useful information to investors is included later in this report.

During the second quarter of 2019, Robert A. Frist, Jr. contributed 78,520 of his personally owned shares of common stock (with a value of $2.0 million) to the Company for the benefit of HealthStream employees, without any consideration paid to Mr. Frist. In connection therewith, the Company approved the grant of the same number of shares under its 2016 Omnibus Incentive Plan to approximately 820 of its employees. These shares were issued in July 2019. Mr. Frist also contributed an additional 7,852 of his personally owned shares to cover the Company’s costs associated with such grants, such as administrative expenses and employer payroll taxes. Together, these grants resulted in the Company recognizing approximately $2.0 million stock based compensation expense and $0.2 million payroll tax expense in the second quarter of 2019. The only shareholder who was diluted from these transactions was Mr. Frist. See Note 5 to the Condensed Consolidated Financial Statements, included within this report, for additional information.

Impact of and Response to COVID-19 Pandemic

The COVID-19 pandemic has resulted in authorities throughout the United States and the world implementing widespread measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders, the promotion of social distancing, and limitations on business activity. These measures and the pandemic have caused a significant economic downturn in the United States and globally, resulted in increased unemployment and underemployment levels, and have adversely impacted consumer confidence and spending. Moreover, differing approaches among governmental authorities in the United States regarding whether and how to begin lifting shelter-in-place and business restriction orders have caused additional uncertainty. Additionally, some governmental authorities have reinstated previously relaxed restrictions due to a recent rise in diagnosed cases of COVID-19 in many regions of the United States. This pandemic has also led to significant disruption and volatility in financial and capital markets.

Our business is focused on providing workforce and provider solutions to healthcare organizations, such that the pandemic’s adverse impact on healthcare organizations has resulted in an adverse impact on our Company. Although we believe that COVID-19 did not have a significant negative impact on our revenues or net income during the first six months of 2020, certain developments related to COVID-19 have negatively impacted, and are expected to continue to negatively impact, our business this year and potentially longer, as described below.

Our operating income for the second quarter of 2020 benefited from a temporary reduction of operating expenses related to COVID-19 conditions, but the operating expense reduction itself—despite its positive impact on operating income in the quarter—is indicative of the negative impact the pandemic is having on sales. We have experienced, and expect to continue to experience, delayed and reduced sales volumes due to the pandemic. Given that we sell multiple year subscriptions to our solutions, the revenue impact of lost or delayed sales in a given period generally does not manifest until future periods, just as the revenue we recognize in a given period is generally the result of sales from a prior period. Since mid-March, our sales team has been unable to travel and conduct onsite sales meetings with existing or prospective customers, and we have also cancelled tradeshows. While operating income benefitted from a $1.1 million reduction in operating expense related to the discontinuance of travel and a $0.2 million reduction in operating expenses related to the cancellation of tradeshows during the second quarter of 2020 compared to the same period last year, the practical implication was the loss of sales opportunities that would have likely converted to revenue in future periods.

The extent, timing, and duration of the impacts of the COVID-19 pandemic on our business remain uncertain, and will depend upon, among other things, the length and severity of the pandemic, particularly with respect to the pandemic’s ongoing impact on healthcare organizations.

We continue to closely monitor developments related to COVID-19 that may have an adverse impact on our operational and financial performance. We also continue to take actions focused on the safety and well-being of our employees, assisting our customers in this time of need, and mitigating operational and financial impacts to our business. We intend to continue serving our customers both in their battle to defeat the coronavirus and across the continuum of their other workforce and provider solution needs.

In February of this year, our customers began using our proprietary technology platform to author and deliver COVID-19 training and education courses to their staff as they began to prepare for caring for COVID-19 patients. In March, we made available to all caregivers, free of charge, a curated library of proprietary content and to our customers, a bundle of cross-training courses to further their staff’s preparation to deliver safe and effective care to COVID-19 patients. This has resulted in approximately 2.2 million course completions related to COVID-19 through June 30, 2020, including courses self-authored by customers and proprietary courses, over our technology platform. Additionally, as previously announced, HealthStream, in partnership with the State of Tennessee Office of the Governor, is providing its COVID-19 Rapid Response Program, which includes training bundles and its workforce platform, along with other workforce resources to support the state’s efforts to rapidly train new, returning, and current caregivers who are volunteering to work in Alternate Healthcare Facilities being set-up across the state. This COVID-19 Rapid Response Program continues to be provided free of charge.

Additionally, to promote the safety and well-being of our employees, we required our entire workforce to begin working remotely from home beginning March 16, 2020, and the entire workforce continues to work remotely to date. We have not established a date to return to non-remote working conditions.

Many healthcare organizations have been, and will likely continue to be, substantially adversely impacted by the COVID-19 pandemic. The period of time over which this adverse impact continues, the extent to which certain healthcare organizations continue to receive governmental funds as the result of federal stimulus and relief measures, and whether conditions related to the pandemic continue to deteriorate are important factors that may impact our business. The pandemic has resulted in a significant reduction of revenue generating services for many healthcare organizations, such as elective surgeries and other elective procedures, while, in some cases, their cost of providing emergency care as the result of treating COVID-19 patients has increased. Adverse COVID-19 impacts such as these have resulted, and will likely continue to result, in healthcare organizations curtailing operations, furloughing employees, eliminating positions, reducing operating and capital expenditures, and even, in some instances, declaring bankruptcy.

In light of adverse developments with respect to healthcare organizations as noted above, we are continuing to monitor the ability or willingness of our customers to:

•	pay for our solutions in a timely manner, in full, or at all;
•	implement solutions they have purchased from us; and
•	renew existing or purchase new products or services from us.

We monitor our cash position and credit exposure by evaluating, among other things, weekly cash receipts, days sales outstanding (“DSO”), customer requests to modify payment or contract terms, and bankruptcy notices. We experienced a decrease in cash receipts from customers in the second quarter of 2020 compared to the same period of the previous year and an increase in DSO from the first quarter of 2020 to the second quarter. Our DSO was 47 days for the second quarter of 2020, which was the same as the prior year, but rose from 44 days in the first quarter of 2020. While our cash balances increased by $2.5 million during the quarter, our cash flows from operations were $13.5 million this year compared to $36.6 million in the prior year, which was due primarily to the decline in legacy resuscitation sales and the impact of COVID-19. We are unable to know whether or to what extent such trends arising from the pandemic may continue or increase over time. Any continued deterioration in the collectability (or the timing of payments) of our accounts receivable will adversely impact our financial results.

The timing of implementation of our services is also relevant to our business because our software solutions do not result in revenue recognition until they are implemented. To the extent our customers delay or fail to implement products they have previously purchased, our financial results will be adversely impacted. While we have experienced a negative impact from certain implementation delays related to COVID-19, these delays have not been consistent across products or across customers. Our Provider Solutions business segment has, in some instances, been more sensitive to implementation delays than our Workforce Solutions segment as the result of complexities associated with implementing certain of the solutions offered through that business segment.

Conditions related to the pandemic may also adversely impact the ability or willingness of our customers to renew their contracts with us, to renew contracts on comparable terms, or to expand the quantity and type of solutions they purchase from us, particularly to the extent such customers have reduced their staff numbers or scope of operations due to COVID-19. Pandemic-related conditions have also been delaying or otherwise adversely impacting our ability to enter into contracts with new potential customers, as some potential customers have been focused on dealing with the impact and demands COVID-19 is having on their businesses. In addition, many of our customers are not currently allowing vendors, including representatives of the Company, on their premises, which has been reducing the ability of our sales team to make sales they otherwise would likely make but for the impact of COVID-19. As discussed above, the inability to travel and conduct tradeshows has had, and is likely to continue to have, a negative impact on our sales volumes.

Our business also relies on a network of partners whose solutions we resell or whose solutions are sold and delivered over our platform. At least one of our partners has declared bankruptcy since the pandemic began, though such partner continues operations. To the extent COVID-19 results in business disruption or adverse impacts to our partners, such disruptions and adverse impacts could adversely impact our business.

Given the uncertainty surrounding the adverse impact that COVID-19 may have on our business, we have taken certain expense management measures. These include:

•	Indefinitely postponing, and potentially foregoing, increases to base salaries in 2020, including executive base salaries. Normally, base salary increases become effective May 1st.
•	Limiting hiring to critical positions.
•	Limiting the Company’s match to the 401(k) Plan to the previously approved 1% level, rather than providing a greater match as we have in the previous two years.

•	Restricting employee business travel.
•	Cancelling tradeshows and other events where large gatherings may occur.
•	Requesting key vendors of ours to allow payment term extension without penalty.
•	Evaluating iterative reductions to our capital expenditures to be deployed on an as-needed basis.

These expense management measures contributed to the decrease in our operating expenses, which declined by approximately $1.7 million during the three months ended June 30, 2020 compared to the prior year period. Additionally, we are continuing to monitor developments regarding the COVID-19 pandemic and may undertake further expense management initiatives if we deem necessary.

Key Business Metrics

Our management utilizes the following financial and non-financial metrics in connection with managing our business. These performance indicators include measurements of gross margin, adjusted EBITDA, and hStream subscriptions.

•

Operating Income. Operating income represents the amount of profit realized from our operations and is calculated as the difference between revenues, net and operating costs and expenses. Operating income was $4.3 million and $11.5 million for the three and six months ended June 30, 2020 compared to $2.3 million and $7.6 million for the three and six months ended June 30, 2019. Management utilizes operating income in connection with managing our business as a key indicator of profitability. We also believe that operating income is useful to investors as a key measure of our profitability, which is among the reasons we have included such measure as among the metrics for which we have historically provided forward-looking guidance. For 2020, and for several previous years, executive bonuses have been based on the achievement of operating income targets as well.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain non-cash and non-operating items, as more specifically set forth below. Management further believes that adjusted EBITDA from continuing operations is a useful measure for evaluating the operating performance of the Company because such measure excludes the gain on sale in connection with the sale of the PX business in February 2018 included in our results of operations during the six months ended June 30, 2019, and thus reflects the Company’s ongoing business operations and assists in comparing the Company’s results of operations between periods. We believe that adjusted EBITDA and adjusted EBITDA from continuing operations are useful to many investors to assess the Company’s ongoing results from current operations. Adjusted EBITDA was $12.0 million for the three months ended June 30, 2020 compared to $11.8 million for the three months ended June 30, 2019.

•

hStream Subscriptions. hStream subscriptions are determined as the number of subscriptions under contract for hStream, our Platform-as-a-Service technology that enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content. Our management utilizes hStream subscriptions in connection with managing our business and believes this metric provides useful information to investors as a measure of our progress in growing the value of our customer base. At June 30, 2020, we had approximately 3.48 million contracted subscriptions to hStream compared to 2.34 million as of June 30, 2019.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to Consolidated Financial Statements in our 2019 Form 10-K and the Notes to the Condensed Consolidated Financial Statements herein, which contain additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no material changes in our critical accounting policies and estimates from those reported in our 2019 Form 10-K.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues, net. Revenues decreased $3.2 million, or 5%, to $60.6 million for the three months ended June 30, 2020 from $63.8 million for the three months ended June 30, 2019.

A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended June 30,
Revenues by Business Segment:	2020	2019	Percentage Change
Workforce Solutions	$48,888	$52,422	-7%
Provider Solutions	11,665	11,359	3%
Total revenues, net	$60,553	$63,781	-5%

% of Revenues
Workforce Solutions	81%	82%
Provider Solutions	19%	18%

Revenues for Workforce Solutions decreased $3.5 million, or 7%, to $48.9 million for the three months ended June 30, 2020 from $52.4 million for the three months ended June 30, 2019. Revenues from legacy resuscitation products decreased by $4.8 million, from $10.7 million in the second quarter of 2020 compared to $15.5 million in the second quarter of 2019. Other workforce revenues increased by $1.3 million, representing an increase in platform and content subscriptions of $1.8 million, or 5%, partially offset by a decline in professional services revenues of $0.5 million, or 34%, due to fewer projects than the prior year.

Revenues for Provider Solutions increased $0.3 million, or 3%, to $11.7 million for the three months ended June 30, 2020 from $11.4 million for the three months ended June 30, 2019. Revenue growth of $0.3 million was primarily attributable to $0.4 million in revenues from the CredentialMyDoc acquisition, which was completed in December 2019, partially offset by a decline in professional services $0.1 million.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues decreased $3.9 million, or 14%, to $22.9 million for the three months ended June 30, 2020 from $26.8 million for the three months ended June 30, 2019. Cost of revenues as a percentage of revenues was 38% and 42% for the three months ended June 30, 2020 and 2019, respectively.

Cost of revenues for Workforce Solutions decreased $3.8 million to $19.1 million and approximated 39% and 44% of revenues for Workforce Solutions for the three months ended June 30, 2020 and 2019, respectively. The decrease is primarily associated with decreased royalties paid by us resulting from a decline in revenues and lower stock based compensation driven by the impact of the stock awards granted to employees facilitated by our Chief Executive Officer during the three months ended June 30, 2019 as described above. Cost of revenues for Provider Solutions decreased $76,000 to $3.8 million and approximated 33% and 35% of Provider Solutions revenues for the three months ended June 30, 2020 and 2019, respectively. The decrease is primarily associated with lower stock based compensation resulting from the impact of the stock awards granted during the three months ended June 30, 2019 as noted above.

Product Development. Product development expenses increased $0.2 million, or 2%, to $7.8 million for the three months ended June 30, 2020 from $7.6 million for the three months ended June 30, 2019. Product development expenses as a percentage of revenues were 13% and 12% for the three months ended June 30, 2020 and 2019, respectively.

Product development expenses for Workforce Solutions decreased $0.2 million to $6.2 million and approximated 13% and 12% of revenues for Workforce Solutions for the three months ended June 30, 2020 and 2019, respectively. The decrease in amount is primarily due to lower stock based compensation as the result of the impact of the stock awards granted during the three months ended June 30, 2019 as noted above. Product development expenses for Provider Solutions increased $0.4 million to $1.6 million and approximated 14% and 11% of revenues for Provider Solutions for the three months ended June 30, 2020 and 2019, respectively. The increase is primarily due to an increase in contract labor and personnel costs.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased $1.6 million, or 16%, to $8.2 million for the three months ended June 30, 2020 from $9.8 million for the three months ended June 30, 2019. Sales and marketing expenses were 14% and 15% of revenues for the three months ended June 30, 2020 and 2019, respectively.

Sales and marketing expenses for Workforce Solutions decreased $1.6 million to $6.4 million and approximated 13% and 15% of revenues for Workforce Solutions for the three months ended June 30, 2020 and 2019, respectively. The decrease is primarily due lower sales commissions, consistent with the decreases in revenues, decreases in travel and entertainment expenses as well as tradeshow expenses as a result of COVID-19 conditions as set forth above, as well as a lower stock based compensation resulting from the impact of the stock awards granted during the three months ended June 30, 2019 as noted above. Sales and marketing expenses for Provider Solutions decreased $11,000 to $1.5 million and approximated 13% and 14% of revenues for Provider

Solutions for the three months ended June 30, 2020 and 2019, respectively. The unallocated portion of sales and marketing expenses increased $45,000 to $0.3 million compared to the prior year period.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.2 million, or 2%, to $10.1 million for the three months ended June 30, 2020 from $10.3 million for the three months ended June 30, 2019. Other general and administrative expenses as a percentage of revenues were 17% and 16% of revenues for the three months ended June 30, 2020 and 2019, respectively.

Other general and administrative expenses for Workforce Solutions increased $0.3 million to $3.9 million and approximated 8% and 7% of Workforce Solutions revenues for the three months ended June 30, 2020 and 2019, respectively. The increase is primarily due to increases in infrastructure expenses and the acquisition of NurseGrid in March 2020. Other general and administrative expenses for Provider Solutions increased $18,000 to $0.8 million and approximated 7% of Provider Solutions revenues for both the three months ended June 30, 2020 and 2019. The unallocated corporate portion of other general and administrative expenses decreased $0.5 million to $5.4 million compared to the prior year period primarily due to decreases to contract labor and stock based compensation resulting from the impact of the stock awards granted during the three months ended June 30, 2019 as noted above.

Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 3%, to $7.2 million for the three months ended June 30, 2020 from $6.9 million for the three months ended June 20, 2019. The increase resulted from an increase in amortization of capitalized software and intangible assets.

Other Income, Net. Other income, net was $0.2 million for the three months ended June 30, 2020 compared to $0.9 million for the three months ended June 30, 2019. The decrease is a result of lower interest income from cash and investments in marketable securities due to reductions in bond yields and bank interest rates.

Income Tax Provision. The Company recorded a provision for income taxes of $1.1 million for the three months ended June 30, 2020 compared to $0.7 million for the three months ended June 30, 2019. The Company’s effective tax rate was 24% and 23% for the three months ended June 30, 2020 and 2019, respectively.

Net Income. Net income was $3.4 million in the second quarter of 2020, up 43% from $2.4 million in the second quarter of 2019, which increase was driven by the $1.7 million charge, net of tax, associated with the stock grant to employees that occurred in June 2019. Earnings per diluted share were $0.11 and $0.07 per share for the three months ended June 30, 2020 and 2019, respectively.

Adjusted EBITDA (a non-GAAP financial measure which we define as net income before interest, income taxes, stock based compensation, depreciation and amortization, changes in fair value of non-marketable equity investments, and the de-recognition of non-cash royalty expense resulting from our resolution of a mutual disagreement related to various elements of a past partnership which resulted in a reduction to costs of revenues in the first quarter of 2020) increased 2% to $12.0 million for the three months ended June 30, 2020 compared to $11.8 million for the three months ended June 30, 2019. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA to the most directly comparable measures under US GAAP.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues, net. Revenues decreased $6.8 million, or 5%, to $122.1 million for the six months ended June 30, 2020 from $129.0 million for the six months ended June 30, 2019.

A comparison of revenues by business segment is as follows (in thousands):

	Six Months Ended June 30,
Revenues by Business Segment:	2020	2019	Percentage Change
Workforce Solutions	$98,712	$106,716	-8%
Provider Solutions	23,413	22,251	5%
Total revenues, net	$122,125	$128,967	-5%

% of Revenues
Workforce Solutions	81%	83%
Provider Solutions	19%	17%

Revenues for Workforce Solutions decreased $8.0 million, or 8%, over the first six months of 2019. Revenue from our legacy resuscitation products declined by $10.9 million, which were $21.9 million in the first six months of 2020 compared to $32.8 million in the first six months of 2019. Other workforce revenues increased by $2.9 million, representing an increase in platform and content subscriptions of $3.5 million, or 5%, partially offset by a decline in professional services revenues of $0.6 million, or 23%.

Revenues for Provider Solutions increased $1.2 million, or 5%, over the first six months of 2019. Revenue growth was primarily attributable to the CredentialMyDoc acquisition, which was completed in December 2019, contributing $0.8 million in revenues, along with new VerityStream platform subscriptions and professional services for implementation of new customers.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues decreased $10.4 million, or 19%, to $43.3 million for the six months ended June 30, 2020 from $53.7 million for the six months ended June 30, 2019. Cost of revenues as a percentage of revenues was 35% and 42% for the six months ended June 30, 2020 and 2019, respectively.

Cost of revenues for Workforce Solutions decreased $10.6 million to $35.5 million and approximated 36% and 43% of revenues for Workforce Solutions for the six months ended June 30, 2020 and 2019, respectively. The decrease is primarily associated with the favorable $3.4 million contractual adjustment that resulted in a decrease to royalty expense upon the resolution of a mutual disagreement relating to various elements of a past partnership recorded in the first quarter of 2020. In addition, cost of revenues for Workforce Solutions benefited from lower royalty expense associated with the decline in the legacy resuscitation revenues and lower stock based compensation resulting from the impact of the stock awards granted to employees facilitated by our Chief Executive Officer during the six months ended June 30, 2019 as noted above. Cost of revenues for Provider Solutions increased $0.2 million to $7.8 million and approximated 33% and 34% of Provider Solutions revenues for the six months ended June 30, 2020 and 2019, respectively. The increase in amount is primarily due to increased personnel over the prior year period.

Product Development. Product development expenses increased $0.7 million, or 5%, to $15.3 million for the six months ended June 30, 2020 from $14.6 million for the six months ended June 30, 2019. Product development expenses as a percentage of revenues were 13% and 11% of revenues for the six months ended June 30, 2020 and 2019, respectively.

Product development expenses for Workforce Solutions decreased $0.1 million to $12.1 million and approximated 12% and 11% of revenues for Workforce Solutions for the six months ended June 30, 2020 and 2019, respectively. The decrease in amount is primarily due to lower stock based compensation as the result of the impact of the stock awards granted during the three months ended June 30, 2019 as noted above. Product development expenses for Provider Solutions increased $0.8 million to $3.2 million and approximated 14% and 11% of revenues for HealthStream Solutions for the six months ended June 30, 2020 and 2019, respectively. The increase is primarily due to increased personnel and contract labor over the prior year period.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased $1.9 million, or 10%, to $17.4 million for the six months ended June 30, 2020 from $19.3 million for the six months ended June 30, 2019. Sales and marketing expenses were 14% and 15% of revenues for the six months ended June 30, 2020 and 2019, respectively.

Sales and marketing expenses for Workforce Solutions decreased $2.1 million to $13.7 million and approximated 14% and 15% of revenues for Workforce Solutions for the six months ended June 30, 2020 and 2019, respectively. The decrease is primarily due to lower sales commissions, consistent with the decreases in revenues, decreases in travel and entertainment expenses as well as tradeshow expenses as a result of COVID-19 conditions as set forth above, and declines in general marketing expenses. Sales and marketing expenses for Provider Solutions increased $0.1 million to $3.1 million and approximated 13% of revenues for Provider Solutions for both the six months ended June 30, 2020 and 2019. The increase in amount is primarily due to higher sales commissions, consistent with the increases in revenues. The unallocated portion of sales and marketing expenses increased $29,000 to $0.6 million compared to the prior year period.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.3 million, or 2%, to $20.0 million for the six months ended June 30, 2020 from $20.3 million for the six months ended June 30, 2019. Other general and administrative expenses as a percentage of revenues were 16% of revenues for both the six months ended June 30, 2020 and 2019.

Other general and administrative expenses for Workforce Solutions increased $0.9 million to $7.8 million and approximated 8% and 6% of revenues for Workforce Solutions for the six months ended June 30, 2020 and 2019, respectively. The increase is primarily due to increases in infrastructure expenses and the acquisition of NurseGrid in March 2020. Other general and administrative expenses for Provider Solutions decreased $0.1 million to $1.6 million and approximated 7% and 8% of revenues for Provider Solutions for the six months ended June 30, 2020 and 2019, respectively. The decrease is primarily associated with lower professional services expenses compared to the prior year period. The unallocated corporate portion of other general and administrative expenses decreased $1.1 million to $10.6 million compared to the first six months of 2019 primarily due to lower stock based compensation resulting from the impact of the stock awards granted during the three months ended June 30, 2019 as noted above, and decreases in contract labor over the prior year period.

Depreciation and Amortization. Depreciation and amortization increased $1.1 million, or 8%, to $14.6 million for the six months ended June 30, 2020 from $13.5 million for the six months ended June 30, 2019. The increase resulted from an increase in amortization of capitalized software and intangible assets as well as additional depreciation of property and equipment.

Other Income, Net. Other income, net was $1.9 million for the six months ended June 30, 2020 compared to $1.7 million for the six months ended June 30, 2019. This increase is a related to the $1.2 million gain associated with the change in fair value of the non-marketable equity investment in NurseGrid prior to the acquisition of NurseGrid on March 9, 2020, offset by lower interest income due to reductions in bond yields and bank interest rates.

Income Tax Provision. The Company recorded a provision for income taxes of $2.9 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate was 22% for the six months ended June 30, 2020 compared to 23% for the six months ended June 30, 2019. The Company recorded additional income tax expense associated with tax deficiencies of $26,000 during the six months ended June 30, 2020 and recorded a reduction to income tax expense for excess tax benefits of $123,000 during the six months ended June 30, 2019.

Income from Continuing Operations. Income from continuing operations was $10.5 million for the six months ended June 30, 2020, up 46% compared to $7.2 million for the six months ended June 30, 2019. Earnings per diluted share from continuing operations were $0.33 and $0.22 per share for the six months ended June 30, 2020 and 2019, respectively.

Income from Discontinued Operations. Income from discontinued operations was zero for the six months ended June 30, 2020 compared to $1.2 million for the six months ended June 30, 2019. The $1.2 million gain, net of tax, recorded during the six months ended June 30, 2019 was the result of a release of escrow funds to us in connection with the PX disposition. Refer to Note 10 in the Notes to the Condensed Consolidated Financial Statements for further information.

Net Income. Net income was $10.5 million for the six months ended June 30, 2020 compared to $8.4 million for the six months ended June 30, 2019. Earnings per diluted share were $0.33 and $0.26 per share for the six months ended June 30, 2020 and 2019, respectively.

Adjusted EBITDA from continuing operations increased 2% to $23.8 million for the six months ended June 30, 2020 compared to $24.2 million for the six months ended June 30, 2019.

Adjusted EBITDA (from continuing and discontinued operations) decreased $2.1 million to $23.8 million for the six months ended June 30, 2020 compared to $25.9 million for the six months ended June 30, 2019. This decrease resulted from the factors mentioned above. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA and Adjusted EBITDA from continuing operations to the most directly comparable measures under US GAAP.

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

We have classified the gain on sale of our PX business segment as discontinued operations in our Condensed Consolidated Statements of Income for all applicable periods. See Note 10 to our Condensed Consolidated Financial Statements included in this report for additional information.

Other Developments

Our legacy agreements with Laerdal (the “Legacy Agreements”) for the HeartCode and Resuscitation Quality Improvement (“RQI”) products expired pursuant to their terms on December 31, 2018. Revenues associated with sales of HeartCode and RQI products pursuant to the Legacy Agreements have been significant in recent years, although margins on such products have been lower than HealthStream’s average margin. Revenue generated by HeartCode and RQI products pursuant to the Legacy Agreements was $58.9 million and $54.6 million in 2019 and 2018, respectively. During the six months ended June 30, 2020, as noted above, we recorded revenue of $21.9 million related to HeartCode and RQI products under the Legacy Agreements compared to $32.8 million for the six months ended June 30, 2019. During the three months ended June 30, 2020, we recorded revenue of $10.7 million related to HeartCode and RQI products under the Legacy Agreements compared to $15.5 million for the three months ended June 30, 2019. For the remainder of 2020, we expect quarterly revenue from these products generated pursuant to the Legacy Agreements to continue to decline sequentially each quarter, approximating $8.5 million in the third quarter and $6.0 million in the fourth quarter. We also continue to expect revenue from HeartCode and RQI products sold pursuant to the Legacy Agreements to be zero in the first quarter of 2021.

On December 6, 2018, we announced a new agreement with RQI Partners, a joint venture between Laerdal and the American Heart Association. This agreement with RQI Partners was not an extension or renewal of the expired Legacy Agreements with Laerdal and should not be construed as such. Under our agreement with RQI Partners, HealthStream will neither market nor sell HeartCode or RQI. Our RQI Partners agreement provides for continuity of service for customers that desire to purchase HeartCode or RQI from RQI Partners after December 31, 2018 and receive it via the HealthStream Learning Center. RQI Partners will remit a fee to us when new sales of HeartCode and RQI are delivered via the HealthStream Learning Center. This fee will not be sufficient to supplant the revenue runout associated with the Legacy Agreements, and no material revenues have been recognized under this agreement through June 30, 2020.

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

In order to better assess the Company’s financial results, management believes that net income before interest, income taxes, stock based compensation, depreciation and amortization, changes in fair value of non-marketable equity investments, and the de-recognition of non-cash royalty expense resulting from our resolution of a mutual disagreement related to various elements of a past partnership which resulted in a reduction to costs of revenues in the first quarter of 2020 (“adjusted EBITDA”) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain non-cash and non-operating items. Management also believes that adjusted EBITDA from continuing operations is a useful measure for evaluating the operating performance of the Company because such measure excludes the gain on sale in connection with the sale of the PX business in February 2018 and thus reflects the Company’s ongoing business operations and assists in comparing the Company’s results of operations between periods. We also believe that adjusted EBITDA and adjusted EBITDA from continuing operations are useful to many investors to assess the Company’s ongoing results from current operations. Adjusted EBITDA and adjusted EBITDA from continuing operations are non-GAAP financial measures and should not be considered as measures of financial performance under GAAP. Because adjusted EBITDA and adjusted EBITDA from continuing operations are not measurements determined in accordance with GAAP, such non-GAAP financial measures are susceptible to varying calculations. Accordingly, adjusted EBITDA and adjusted EBITDA from continuing operations, as presented, may not be comparable to other similarly titled measures of other companies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
GAAP income from continuing operations	$3,442	$2,401	$10,533	$7,181
Interest income	(237)	(884)	(831)	(1,674)
Interest expense	25	30	50	51
Income tax provision	1,061	719	2,920	2,130
Stock based compensation expense	557	2,558	1,107	3,074
Depreciation and amortization	7,150	6,942	14,599	13,480
Change in fair value of non-marketable equity investments	(29)	—	(1,181)	—
Non-cash royalty expense	—	—	(3,440)	—
Adjusted EBITDA from continuing operations	$11,969	$11,766	$23,757	$24,242

GAAP net income	$3,442	$2,401	$10,533	$8,375
Interest income	(237)	(884)	(831)	(1,674)
Interest expense	25	30	50	51
Income tax provision	1,061	719	2,920	2,556
Stock based compensation expense	557	2,558	1,107	3,074
Depreciation and amortization	7,150	6,942	14,599	13,480
Change in fair value of non-marketable equity investments	(29)	—	(1,181)	—
Non-cash royalty expense	—	—	(3,440)	—
Adjusted EBITDA	$11,969	$11,766	$23,757	$25,862

Liquidity and Capital Resources

Net cash provided by operating activities decreased by $23.1 million to $13.5 million during the six months ended June 30, 2020 from $36.6 million during the six months ended June 30, 2019. Such decrease was primarily driven by a decline in legacy resuscitation sales and the impact of COVID-19. Our DSO was 47 days for the second quarter of 2020, 44 days for the first quarter of 2020, and 47 days for the second quarter of 2019. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. We believe that developments related to the COVID-19 pandemic have contributed to higher DSO in the second quarter of 2020 compared to the first quarter, the reduction in cash receipts, and lower bookings of new contracts in the first six months of 2020 compared to the same period in 2019, and this trend may continue if negative economic conditions arising from the pandemic persist or continue to deteriorate. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was $22.1 million for the six months ended June 30, 2020 compared to $49.2 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company spent $21.4 million on business combinations, including the acquisition of NurseGrid and the impact of the working capital adjustment for CredentialMyDoc, invested in marketable securities of $36.9 million, made payments for capitalized software development of $7.6 million, purchased property and equipment of $1.3 million, and invested $1.0 million in non-marketable equity investments. These uses of cash were partially offset by $46.2 million in maturities of marketable securities. During the six months ended June 30, 2019, the Company acquired Providigm for $18.0 million, invested in marketable securities of $44.2 million, purchased property and equipment of $19.6 million, made payments for capitalized software development of $8.4 million, and invested $3.3 million in non-marketable equity investments. These uses of cash were partially offset by $38.0 million in maturities of marketable securities and $6.2 million in proceeds from the sale of its PX business segment.

Net cash used in financing activities from continuing operations was $10.4 million for the six months ended June 30, 2020 compared to $0.9 million for the six months ended June 30, 2019. The uses of cash for the six months ended June 30, 2020 primarily included $10.0 million for common stock repurchases, $0.4 million for the payment of employee payroll taxes in relation to the vesting of restricted share units, and $31,000 of cash dividend payments. The uses of cash for the six months ended June 30, 2019 included $1.0 million for the payment of employee payroll taxes in relation to the vesting of restricted share units, $52,000 of cash dividends payments, and $37,000 of earn-out payments related to prior acquisitions. The source of cash from financing activities for the six months ended June 30, 2019 was $0.2 million from the exercise of stock options.

Our balance sheet reflects positive working capital of $106.2 million at June 30, 2020 compared to $119.4 million at December 31, 2019. The decrease in working capital is primarily a result of the reduction in cash to fund the acquisition of NurseGrid and share repurchases. The Company’s primary source of liquidity as of June 30, 2020 was $112.5 million of cash and cash equivalents and $32.0 million of marketable securities. The Company also has a $50.0 million revolving credit facility, all of which was available for additional borrowing at June 30, 2020. The revolving credit facility expires on November 24, 2020, unless earlier renewed or amended.

On March 13, 2020, we announced a share repurchase program authorized by our Board of Directors under which we may purchase up to $30.0 million of our common stock. Pursuant to this authorization, repurchases have been made, and may continue to be made from time to time, in the open market through privately negotiated transactions or otherwise, including under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws in accordance with specific prearranged terms related to timing, price, and volume (among others), without further direction from the Company. Under this program, during the first six months of 2020, we repurchased 443,941 shares at an aggregate fair value of $10.0 million, reflecting an average price per share of $22.53 (excluding the cost of broker commissions). We may continue to make repurchases under this share repurchase program based on prevailing market conditions, liquidity, and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program will terminate on the earlier of March 12, 2021 or when the maximum dollar amount has been expended.

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

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of June 30, 2020, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations. Moreover, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could impair our ability to access additional capital if needed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any material foreign currency exchange rate risk or commodity price risk. As of June 30, 2020 and during the six months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $144.5 million at June 30, 2020. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by $110,000.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the second quarter of 2020 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1A. Risk Factors

The following risk factor updates the risk factor included in Part II, Item 1A. Risk Factors in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed by the Company on April 30, 2020. Except as set forth below, there have been no material changes with regard to the risk factors previously disclosed in the 2019 Form 10-K.

The coronavirus pandemic has adversely impacted our business, and may have material adverse impacts on our business, financial condition, results of operations, and/or cash flows.

The COVID-19 pandemic has resulted in authorities throughout the United States and the world implementing widespread measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders, the promotion of social distancing, and limitations on business activity. These measures and the pandemic have caused a significant economic downturn in the United States and globally, resulted in increased unemployment and underemployment levels, and adversely impacted consumer confidence and spending. This pandemic has also led to significant disruption and volatility in financial and capital markets. Amid these efforts and occurrences, diagnosed cases of COVID-19 have continued to grow, particularly in the United States, which has caused some governmental authorities to reinstate previously relaxed restrictions on business and other activities.

Our business is focused on providing workforce and provider solutions to healthcare organizations. Many healthcare organizations have been, and will likely continue to be, substantially adversely impacted by the COVID-19 pandemic, which has resulted in a substantial reduction in the number of elective surgeries, physician office visits, and other healthcare procedures due to restrictive measures, including quarantines and shelter-in-place orders, as well as general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. Moreover, some healthcare organizations, such as ambulatory surgery centers, have been forced to reduce or temporarily close their operations due to the impact of the pandemic. Additionally, adverse conditions related to the pandemic have caused, and could continue to cause, certain of our customers to be unable to pay for our products and services in a timely and fulsome manner, or unable to pay at all, which has had, and will likely continue to have, an adverse impact on our financial results. For example, we experienced a decrease in cash receipts from customers in the second quarter of 2020 compared to the same period of the previous year and an increase in DSO from the first quarter of 2020 to the second quarter. To the extent these trends continue, or our customers are unable to pay due to bankruptcy or the deterioration of their business as the result of COVID-19, our bad debt may continue to increase and future revenue generating opportunities with those customers may be limited.

Conditions related to the pandemic may also adversely impact the ability or willingness of our customers to renew their contracts with us (or to renew contracts on comparable terms) and have adversely impacted the willingness of some customers to expand the quantity and type of solutions they purchase from us. For example, renewing customers that have reduced or expect to reduce the number of their staff due to COVID-19 may not have a need to renew their contracts for as many user subscriptions as purchased under their previous contracts. The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, our ability to enter into contracts with new potential customers. Customers may also be unwilling or unable to pay the same prices for our products and solutions than they have paid in the past, which could negatively impact our results and growth. Many of our customers are not currently allowing vendors, including ourselves, on their premises, which has reduced, and will likely continue to reduce, the ability of our sales team to make sales they otherwise would likely make but for the impact of COVID-19. Our sales opportunities generated from in-person marketing initiatives, such as tradeshows, have also been negatively impacted due to the cancellation of such in-person events, and this has led to, and will likely continue leading to, lost or delayed sales opportunities.  Additionally, we do not recognize revenue until a software product is implemented and “live” for a customer to use. In this regard, to the extent our customers delay or fail to implement products they have previously purchased, as we have experienced with certain customers in recent months, or to the extent we are unable to fulfill our own implementation backlogs due to COVID-19, our financial results will likely suffer, as may our future prospects.

Our business also relies on a network of partners whose solutions we resell or whose solutions are sold and delivered over our platform. At least one of our partners has declared bankruptcy since the pandemic began, though such partner continues operations. To the extent COVID-19 results in business disruption or adverse impacts to our partners, such disruptions and adverse impacts could adversely impact our business as well.

At the time of filing, due to COVID-19 our entire workforce is continuing to work remotely from home, even if and to the extent that phased re-opening orders provided by local and state governments would allow for a limited return to office work. While we have not observed a negative disruption to productivity to date, operating on a prolonged basis as a remote workforce could result in decreases in productivity, increased security risks, impair our ability to manage our business, and harm our ability to attract, retain, and onboard employees.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the severity and duration of the pandemic, the timing and availability of medical treatments and vaccines with respect to COVID-19, actions that may be taken by governmental authorities and private businesses to mitigate against the impact of the pandemic, and the ongoing impact of COVID-19 on economic activity and unemployment and underemployment levels. Moreover, COVID-19 developments continue to evolve quickly, and additional developments may occur which we are unable to predict.

Developments related to COVID-19 have adversely impacted our business, and could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows, particularly if negative conditions impacting healthcare organizations persist for a significant period of time or continue to deteriorate. In addition, the impact of COVID-19 may exacerbate other risks discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2020, the Company announced a share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to $30.0 million of its common stock. Pursuant to this authorization, repurchases have been made, and may continue to be made from time to time, in the open market through privately negotiated transactions or otherwise, including under a Rule 105b-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws in accordance with specific prearranged terms related to timing, price, and volume (among others), without further direction from the Company. Under this program, during the first six months of 2020 the Company repurchased 443,941 shares at an aggregate fair value of $10.0 million, reflecting an average price per share of $22.53 (excluding the cost of broker commissions). In addition, any future repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program will terminate on the earlier of March 12, 2021 or when the maximum dollar amount has been expended. The table below sets forth activity under the stock repurchase plan for the three months ended June 30, 2020.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (April 1 - April 30)	5,799	22.87	5,799	20,000,027
Month #2 (May 1 - May 31)	—	—	—	—
Month #3 (June 1 - June 30)	—	—	—	—
Total	5,799	$22.87	5,799	$20,000,027
(1) The weighted average price paid per share of common stock does not include the cost of broker commissions.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.1 SCH	XBRL Taxonomy Extension Schema

101.1 CAL	XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	XBRL Taxonomy Extension Label Linkbase

101.1 PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL

* - Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

July 30, 2020	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer