Form 10-Q
period 2020-09-30
HEALTHSTREAM INC
filed 2020-10-29
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of October 23, 2020, there were 31,677,939 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$107,007	$131,538
Marketable securities	42,666	41,328
Accounts receivable, net of allowance for doubtful accounts of $648 and $843 at September 30, 2020 and December 31, 2019, respectively	26,372	27,650
Accounts receivable - unbilled	3,933	2,726
Prepaid royalties, net of amortization	10,504	11,898
Other prepaid expenses and other current assets	8,615	9,432
Total current assets	199,097	224,572

Property and equipment, net of accumulated depreciation of $24,524 and $19,291 at September 30, 2020 and December 31, 2019, respectively	21,793	26,065
Capitalized software development, net of accumulated amortization of $67,103 and $57,768 at September 30, 2020 and December 31, 2019, respectively	24,679	21,445
Operating lease right of use assets, net	27,707	29,615
Goodwill	123,285	102,196
Customer-related intangibles, net of accumulated amortization of $34,814 and $29,760 at September 30, 2020 and December 31, 2019, respectively	47,535	52,554
Other intangible assets, net of accumulated amortization of $15,118 and $12,735 at September 30, 2020 and December 31, 2019, respectively	6,953	7,527
Deferred tax assets	269	269
Deferred commissions	17,783	17,645
Non-marketable equity investments	6,889	6,782
Other assets	567	874
Total assets	$476,557	$489,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,141	$22,938
Accrued royalties	10,263	16,736
Deferred revenue	62,610	65,511
Total current liabilities	95,014	105,185

Deferred tax liabilities	13,394	13,183
Deferred revenue, noncurrent	1,751	1,918
Operating lease liability, noncurrent	28,665	30,733
Other long term liabilities	1,468	357
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,686 and 32,379 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	274,905	290,021
Retained earnings	61,354	48,143
Accumulated other comprehensive income	6	4
Total shareholders’ equity	336,265	338,168
Total liabilities and shareholders’ equity	$476,557	$489,544

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues, net	$60,883	$62,450	$183,008	$191,417
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	23,302	25,348	66,596	79,015
Product development	8,192	7,195	23,491	21,763
Sales and marketing	8,863	9,003	26,286	28,343
Other general and administrative expenses	9,986	10,007	29,949	30,283
Depreciation and amortization	7,406	7,149	22,005	20,629
Total operating costs and expenses	57,749	58,702	168,327	180,033

Operating income	3,134	3,748	14,681	11,384

Other income, net	100	853	2,006	2,528

Income from continuing operations before income tax provision	3,234	4,601	16,687	13,912
Income tax provision	600	1,140	3,519	3,270
Income from continuing operations	2,634	3,461	13,168	10,642
Discontinued operations:
Gain on sale of discontinued operations	—	340	—	1,960
Income tax provision	—	89	—	515
Income from discontinued operations	—	251	—	1,445
Net income	$2,634	$3,712	$13,168	$12,087

Net income per share – basic:
Continuing operations	$0.08	$0.11	$0.41	$0.33
Discontinued operations	—	—	—	0.04
Net income per share - basic	$0.08	$0.11	$0.41	$0.37

Net income per share - diluted:
Continuing operations	$0.08	$0.11	$0.41	$0.33
Discontinued operations	—	—	—	0.04
Net income per share - diluted	$0.08	$0.11	$0.41	$0.37

Weighted average shares of common stock outstanding:
Basic	31,955	32,376	32,095	32,369
Diluted	31,981	32,437	32,121	32,416

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$2,634	$3,712	$13,168	$12,087

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	23	(3)	(4)	1
Unrealized (loss) gain on marketable securities	(18)	(11)	6	31
Total other comprehensive income (loss)	5	(14)	2	32
Comprehensive income	$2,639	$3,698	$13,170	$12,119

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTs OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2020
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2019	32,379	$290,021	$48,143	$4	$338,168
Net income	—	—	7,092	—	7,092
Comprehensive loss	—	—	—	(145)	(145)
Stock based compensation	—	550	—	—	550
Common stock issued under stock plans, net of shares withheld for employee taxes	62	(373)	—	—	(373)
Repurchase of common stock	(438)	(9,876)	—	—	(9,876)
Balance at March 31, 2020	32,003	$280,322	$55,235	$(141)	$335,416
Net income	—	—	3,442	—	3,442
Comprehensive income	—	—	—	142	142
Stock based compensation	—	557	—	—	557
Repurchase of common stock	(6)	(133)	—	—	(133)
Balance at June 30, 2020	31,997	$280,746	$58,677	$1	$339,424
Net income	—	—	2,634	—	2,634
Dividend forfeitures	—	—	43	—	43
Comprehensive income	—	—	—	5	5
Stock based compensation	—	557	—	—	557
Common stock issued under stock plans, net of shares withheld for employee taxes	8	(55)	—	—	(55)
Repurchase of common stock	(319)	(6,343)	—	—	(6,343)
Balance at September 30, 2020	31,686	$274,905	$61,354	$6	$336,265

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTs OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Nine Months Ended September 30, 2019
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss) Income	Equity
Balance at December 31, 2018	32,325	$286,597	$32,373	$(23)	$318,947
Net income	—	—	5,974	—	5,974
Comprehensive income	—	—	—	32	32
Stock based compensation	—	516	—	—	516
Common stock issued under stock plans, net of shares withheld for employee taxes	63	(328)	—	—	(328)
Balance at March 31, 2019	32,388	$286,785	$38,347	$9	$325,141
Net income	—	—	2,401	—	2,401
Comprehensive income	—	—	—	14	14
Stock donated to Company (held in treasury)	(86)	—	—	—	—
Stock based compensation	—	2,558		—	2,558
Common stock issued under stock plans, net of shares withheld for employee taxes	72	(443)	—	—	(443)
Balance at June 30, 2019	32,374	$288,900	$40,748	$23	$329,671
Net income	—	—	3,712	—	3,712
Comprehensive loss	—	—	—	(14)	(14)
Stock based compensation	—	569	—	—	569
Common stock issued under stock plans, net of shares withheld for employee taxes	4	(45)	—	—	(45)
Balance at September 30, 2019	32,378	$289,424	$44,460	$9	$333,893

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$13,168	$12,087
Income from discontinued operations	—	(1,445)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,005	20,629
Stock based compensation	1,665	3,643
Amortization of deferred commissions	6,555	6,269
Provision for doubtful accounts	160	99
Deferred income taxes	2,330	1,803
Loss (gain) on non-marketable equity investments	8	(87)
Non-cash royalty expense	(3,440)	—
Change in fair value of non-marketable equity investments	(1,181)	—
Other	321	(101)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(9)	13,624
Prepaid royalties	1,394	1,720
Other prepaid expenses and other current assets	972	4,090
Deferred commissions	(6,693)	(5,524)
Other assets	308	(178)
Accounts payable and accrued expenses	(450)	(1,077)
Accrued royalties	(3,218)	(552)
Deferred revenue	(3,142)	(2,453)
Net cash provided by operating activities	30,753	52,547

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(21,449)	(18,018)
Proceeds from sale of discontinued operations	—	6,035
Proceeds from maturities of marketable securities	59,522	58,637
Purchases of marketable securities	(61,178)	(62,742)
Proceeds from sale of property and equipment	—	13
Payments to acquire non-marketable equity investments	(1,257)	(3,342)
Payments associated with capitalized software development	(12,366)	(11,179)
Purchases of property and equipment	(1,734)	(21,451)
Net cash used in investing activities	(38,462)	(52,047)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	214
Taxes paid related to net settlement of equity awards	(429)	(1,030)
Payments of earn-outs related to acquisitions	—	(38)
Repurchases of common stock	(16,352)	—
Payment of cash dividends	(40)	(53)
Net cash used in financing activities	(16,821)	(907)

Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net decrease in cash and cash equivalents	(24,531)	(407)
Cash and cash equivalents at beginning of period	131,538	134,321
Cash and cash equivalents at end of period	$107,007	$133,914

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash additions to non-marketable equity investments	$1,300	$—

See accompanying Notes to the Condensed Consolidated Financial Statements (unaudited).

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, Condensed Consolidated Financial Statements do not include all information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

On February 12, 2018, the Company divested its Patient Experience (“PX”) business to Press Ganey Associates, Inc. (“Press Ganey”). The sale of the PX business resulted in the Company’s divestiture of the Company’s patient experience solutions business segment. The Company has classified the results of its previously owned PX segment as discontinued operations in its Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2019. See Note 10 for additional information.

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

The following table represents revenues disaggregated by revenue source for the three and nine months ended September 30, 2020 and 2019 (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$48,246	$9,999	$58,245	$144,945	$29,580	$174,525
Professional services	951	1,687	2,638	2,964	5,519	8,483
Total revenues, net	$49,197	$11,686	$60,883	$147,909	$35,099	$183,008

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$49,339	$9,660	$58,999	$153,035	$28,241	$181,276
Professional services	1,684	1,767	3,451	4,704	5,437	10,141
Total revenues, net	$51,023	$11,427	$62,450	$157,739	$33,678	$191,417

For the three months ended September 30, 2020 and 2019, the Company recognized a reduction of $0.2 million and a charge of $51,000 in impairment losses on receivables and contract assets arising from the Company’s contracts with customers, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized $0.2 million and $99,000 in impairment losses on receivables and contract assets arising from the Company’s contracts with customers, respectively.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three months ended September 30, 2020 and 2019, we recognized $34.4 million and $33.8 million of revenue from amounts included in deferred revenues at the beginning of the respective periods. During the nine months ended September 30, 2020 and 2019, we recognized $60.5 million and $61.3 million of revenue from amounts included in deferred revenues at the beginning of the respective periods. As of September 30, 2020, $408 million of revenue is expected to be recognized from remaining performance obligations under contract with customers. We expect to recognize revenue with respect to 45% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The sales commission plan for 2020 typically includes two payments; the initial payment is due in the period a customer contract is entered into, and the final payment is due 60 days after the product implementation is completed. The sales commission plan for 2019 typically included an initial payment in the period a customer contract was entered into and subsequent payment either 15 or 27 months after the initial payment, depending on the contract term. Under ASC 606, costs to acquire contracts with customers, such as the initial sales commission payment, are capitalized in the period a customer contract is entered into and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, whereas subsequent sales commission payments which require a substantive performance condition of the employee are expensed ratably through the payment date. Under the 2020 plan, both the initial payment and subsequent payment are capitalized in the period the contract is entered into, whereas under the 2019 plan only the initial payment was capitalized, and the subsequent payment was expensed ratably through the payment date. The timing of the second payment under the 2020 plan from an accounting perspective does not represent a substantive performance condition of the employee. The capitalized contract cost is included in deferred commissions in the accompanying Condensed Consolidated Balance Sheets. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of approximately three years. The Company recorded amortization of deferred commissions of $2.3 million and $2.1 million for the three months ended September 30, 2020 and 2019, and $6.6 million and $6.3 million for the nine months ended September 30, 2020 and 2019, respectively, which is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

During the three months ended September 30, 2020 and 2019, the Company recorded a provision for income taxes from continuing operations of $0.6 million and $1.1 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded a provision for income taxes from continuing operations of $3.5 million and $3.3 million, respectively. The Company’s effective tax rate for continuing operations for the nine months ended September 30, 2020 and 2019 was 21% and 24%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, and the effect of various permanent and discrete tax differences. The decrease in the effective tax rate is primarily due to the recognition of tax benefits resulting from higher research and development tax credits than previously estimated. The Company recorded additional income tax expense associated with tax deficiencies of $30,000 during the nine months ended September 30, 2020 and recorded a reduction to income tax expense for excess tax benefits of $0.1 million during the nine months ended September 30, 2019.

5. SHAREHOLDERS’ EQUITY

Stock Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan. The Company accounts for its stock based compensation plans using the fair-value based method for costs related to share based payments, including restricted share units (“RSUs”). During the nine months ended September 30, 2020, the Company issued 114,784 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $22.94 per share measured based on the closing fair market value of the Company’s stock on the date of grant. During the nine months ended September 30, 2019, the Company issued 96,828 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $27.31 per share measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recorded for the three and nine months ended September 30, 2020 and 2019, which is recorded within continuing operations in the Condensed Consolidated Statements of Income, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues (excluding depreciation and amortization)	$16	$13	$39	$684
Product development	92	77	266	895
Sales and marketing	60	57	170	575
Other general and administrative	389	422	1,190	1,489
Total stock based compensation expense	$557	$569	$1,665	$3,643

Share Repurchase Plan

On March 13, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $30.0 million of outstanding shares of common stock. The share repurchase program will terminate on the earlier of March 12, 2021 or when the maximum dollar amount has been expended. Pursuant to this authorization, repurchases have been made, and may continue to be made from time to time, in the open market through privately negotiated transactions or otherwise, including under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws in accordance with specific prearranged terms related to timing, price, and volume (among others), without further direction from the Company. The share repurchase program does not require the Company to acquire any amount of shares and may be suspended or discontinued at any time. Under this program during the three months ended September 30, 2020, the Company repurchased 318,902 shares at an aggregate fair value of $6.3 million, reflecting an average price per share of $19.87 (excluding the cost of dealer commissions). During the nine months ended September 30, 2020, the Company repurchased 762,843 shares at an aggregate fair value of $16.3 million, reflecting an average price per share of $21.42 (excluding the cost of broker commissions).

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

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable in connection with RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share due to their anti-dilutive effect or contingent performance conditions was 115,000 and 54,000 for the three months ended September 30, 2020 and 2019, respectively, and 112,000 and 107,000 for the nine months ended September 30, 2020 and 2019, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Income from continuing operations	$2,634	$3,461	$13,168	$10,642
Income from discontinued operations	—	251	—	1,445
Net income	$2,634	$3,712	$13,168	$12,087
Denominator:
Weighted-average shares outstanding	31,955	32,376	32,095	32,369
Effect of dilutive shares	26	61	26	47
Weighted-average diluted shares	31,981	32,437	32,121	32,416

Net income per share - basic:
Continuing operations	$0.08	$0.11	$0.41	$0.33
Discontinued operations	—	—	—	0.04
Net income per share - basic	$0.08	$0.11	$0.41	$0.37

Net income per share - diluted:
Continuing operations	$0.08	$0.11	$0.41	$0.33
Discontinued operations	—	—	—	0.04
Net income per share - diluted	$0.08	$0.11	$0.41	$0.37

7. MARKETABLE SECURITIES

At September 30, 2020 and December 31, 2019, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	September 30, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$102,007	$—	$—	$102,007	$102,007	$—
Level 2:
Time deposits	15,000	—	—	15,000	5,000	10,000
Corporate debt securities	32,657	14	(5)	32,666	—	32,666
Total	$149,664	$14	$(5)	$149,673	$107,007	$42,666

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$131,538	$—	$—	131,538	$131,538	$—
Level 2:
Corporate debt securities	37,325	7	(5)	37,327	—	37,327
Government-sponsored enterprise debt securities	4,001	—	—	4,001	—	4,001
Total	$172,864	$7	$(5)	$172,866	$131,538	$41,328

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of September 30, 2020, the Company did not recognize any allowance for credit impairments on its available for sale debt securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

8. BUSINESS COMBINATIONS

CredentialMyDoc

On December 16, 2019, the Company acquired substantially all the assets of Covenant Technology Group, LLC (“CredentialMyDoc”), a Savannah, Georgia-based company focusing on an intuitive, easy to use, and fast to implement provider credentialing and enrollment SaaS solution, primarily in ambulatory care settings. The consideration paid for CredentialMyDoc consisted of $9.0 million in cash, after giving effect to the post-closing working capital adjustment. Of the purchase price paid at closing, $1.1 million is being held in escrow for a period of time following the closing to serve as a source of recovery for certain potential indemnification claims by the Company. The results of operations for CredentialMyDoc have been included in the Provider Solutions segment of the Company’s Financial Statements from the date of acquisition.

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

The following unaudited pro forma financial information summarizes the results of operations of the Company and CredentialMyDoc as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$60,927	$62,956	$183,257	$192,845
Income from continuing operations	$2,669	$3,378	$13,359	$10,386
Net income	$2,669	$3,628	$13,359	$11,831
Net income per share - basic	$0.08	$0.11	$0.42	$0.37
Net income per share - diluted	$0.08	$0.11	$0.42	$0.36

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

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The primary intangible assets acquired were developed technology and trade name. The fair value estimate for developed technology intangible asset included significant assumptions, including the estimate of employee hours that would be needed to recreate the technology. The fair value estimate for trade name intangible asset included significant assumptions in the prospective financial information, such as projected revenues, royalty rate, and the discount rate. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of income tax attributes. The goodwill balance is primarily attributed to the assembled workforce, future market opportunities to engage and support the NurseGrid Mobile user community, and expected synergies from integrating NurseGrid with other combined functional areas within the Company. The goodwill balance is not deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $157,000 to an estimated fair value of $78,000. The $79,000 write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the preliminary components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Preliminary Fair value	Useful life
Customer relationships	$35	8 years
Developed technology	1,110	5 years
Trade name	700	Indefinite
Total intangible assets	$1,845

The amounts of revenue and operating loss of NurseGrid included in the Company’s Consolidated Statement of Income since the date of acquisition of March 9, 2020 for the three and nine months ended September 30, 2020 are as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Total revenues	$59	$156
Operating loss	$(811)	$(1,834)

The following unaudited pro forma financial information summarizes the results of operations of the Company and NurseGrid as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$60,900	$63,239	$183,133	$192,750
Income from continuing operations	$2,648	$3,176	$12,632	$8,653
Net income	$2,648	$3,427	$12,632	$10,098
Net income per share - basic	$0.08	$0.11	$0.39	$0.31
Net income per share - diluted	$0.08	$0.11	$0.39	$0.31

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, administrative and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information for the three and nine months ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues, net:	2020	2019	2020	2019
Workforce Solutions	$49,197	$51,023	$147,909	$157,739
Provider Solutions	11,686	11,427	35,099	33,678
Total revenues, net	$60,883	$62,450	$183,008	$191,417
Operating income from continuing operations:
Workforce Solutions	$9,758	$10,274	$33,575	$30,694
Provider Solutions	913	1,385	3,382	4,206
Unallocated	(7,537)	(7,911)	(22,276)	(23,516)
Total operating income from continuing operations	$3,134	$3,748	$14,681	$11,384

Segment assets *	September 30, 2020	December 31, 2019
Workforce Solutions	$139,602	$118,382
Provider Solutions	140,655	148,398
Unallocated	196,300	222,764
Total assets	$476,557	$489,544

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

10. DISCONTINUED OPERATIONS

Patient Experience

On February 12, 2018, the Company divested its PX business to Press Ganey for $65.2 million in cash (after giving effect to the post-closing working capital adjustment), resulting in a gain, net of tax, of $20.5 million, of which $19.0 million was recorded during the year ended December 31, 2018 and $1.5 million was recorded during the year ended December 31, 2019. This sale of the PX business resulted in the Company’s divestiture of the Company’s patient experience solutions business segment. The Company has classified this gain on the sale of the PX business as discontinued operations in its Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2019. Our results for the three and nine months ended September 30, 2020 do not include any discontinued operations.

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

As of September 30, 2020, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three and nine months ended September 30, 2020.

12. NON-MARKETABLE EQUITY INVESTMENTS

Non-marketable equity investments of preferred stock in corporations that do not result in a controlling financial interest are accounted for using the measurement alternative for equity investments that do not have readily determinable fair values. ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The aggregate carrying amount of all non-marketable equity investments accounted for using the measurement alternative was $3.9 million and $5.9 million as of September 30, 2020 and December 31, 2019, respectively, which carrying value we evaluate for impairment at each reporting period. During the nine months ended September 30, 2020, the Company recorded a $1.2 million upward adjustment to the carrying value of our non-marketable equity investment in NurseGrid due to a change in fair value based on the consideration paid upon the Company’s acquisition of NurseGrid on March 9, 2020 (see Note 8). Cumulatively, the Company has recorded $0.1 million in downward adjustments to the carrying value of non-marketable equity investments. Such is the combination of cumulative downward adjustments of $1.3 million offset by cumulative upward adjustments of $1.2 million. These adjustments are the result of changes in fair value based on observable prices from orderly transactions for similar investments made in investees. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

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

14. SUBSEQUENT EVENTS

On October 12, 2020, the Company acquired all of the equity of ShiftWizard, Inc., a Raleigh, North Carolina-based company focused on providing a SaaS-based solution that integrates key workforce management capabilities, including scheduling, productivity, and forecasting, for $32.0 million in cash, subject to working capital and other purchase price adjustments. The acquisition will be accounted for using the acquisition method of business combination under ASC 805, Business Combinations. The initial accounting for the business combination is incomplete due to the timing of the acquisition. Therefore, we are unable disclose certain information required by ASC 805. We will provide preliminary purchase price allocation information in our Annual Report on Form 10-K for the year ending December 31, 2020.

On October 28, 2020, the Company entered into a Third Amendment to its Revolving Credit Agreement, dated as of November 24, 2014 (as amended, the “Revolving Credit Facility”), with Truist Bank (“Truist”), which increased the capacity under the Revolving Credit Facility to $65.0 million and extended the maturity date to October 28, 2023.

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

Business Overview

HealthStream provides workforce and provider solutions for healthcare organizations—all designed to assess and develop the people that deliver patient care, which, in turn, supports the improvement of business and clinical outcomes. Workforce Solutions products are used by healthcare organizations to meet a broad range of their clinical development, talent management, training, certification, competency assessment, and performance appraisal needs. Provider Solutions products are used by healthcare organizations for provider credentialing, privileging, and enrollment needs. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. At September 30, 2020, we had approximately 3.82 million contracted subscriptions to hStreamTM, our Platform-as-a-Service technology. hStream technology enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content.

On February 12, 2018, the Company divested its Patient Experience (“PX”) business to Press Ganey for $65.2 million in cash (after giving effect to the post-closing adjustment). Prior to the disposition of the PX business, our Patient Experience Solutions products provided our customers information about patients’ experiences and how to improve them, workforce engagement, physician relations, and community perceptions of their services. The gain on sale of the PX business recorded in prior periods are reflected in the Company’s Consolidated Financial Statements as discontinued operations for the three and nine months ended September 30, 2019. Our results for the three and nine months ended September 30, 2020 do not include any discontinued operations. Except where otherwise noted herein, our results are presented on a continuing operations basis. This sale of the PX business resulted in the Company’s divestiture of the patient experience solutions business segment.

Significant financial metrics for the third quarter of 2020 are set forth in the bullets below.

•	Revenues of $60.9 million in the third quarter of 2020, down 3% from $62.5 million in the third quarter of 2019
•	Operating income of $3.1 million in the third quarter of 2020, down 16% from $3.7 million in the third quarter of 2019
•	Income from continuing operations of $2.6 million in the third quarter of 2020, down 24% from $3.5 million in the third quarter of 2019
•	Earnings per share (EPS) from continuing operations of $0.08 per share (diluted) in the third quarter of 2020 down from $0.11 per share (diluted) in the third quarter of 2019
•	Adjusted EBITDA[1] from continuing operations of $11.1 million in the third quarter of 2020, down 3% from $11.5 million in the third quarter of 2019

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

Impact of and Response to COVID-19 Pandemic

The COVID-19 pandemic has resulted in authorities throughout the United States and the world implementing widespread measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders, the promotion of social distancing, and limitations on business activity. These measures and the pandemic have caused a significant economic downturn in the United States and globally, resulted in increased unemployment and underemployment levels, and have adversely impacted consumer confidence and spending. Moreover, differing approaches among governmental authorities in the United States regarding whether and how to begin lifting shelter-in-place and business restriction orders have caused additional uncertainty. Additionally, some governmental authorities have reinstated previously relaxed restrictions due to a recent rise in diagnosed cases of COVID-19 in many regions of the United States. This pandemic has also led to disruption and volatility in financial and capital markets.

Our business is focused on providing workforce and provider solutions to healthcare organizations, and as such the pandemic’s adverse impact on healthcare organizations has resulted in an adverse impact on our Company. Although we believe that COVID-19 did not have a significant negative impact on our revenues or net income during the first nine months of 2020, certain developments related to COVID-19 have negatively impacted, and are expected to continue to negatively impact, our business this year and potentially longer, as described below.

Our operating income for the nine months ended September 30, 2020 benefited from a temporary reduction of operating expenses related to COVID-19 conditions, but the operating expense reduction itself—despite its positive impact on operating income—is indicative of the negative impact the pandemic is having on new bookings and renewals. We have experienced, and expect to continue to experience, delayed and reduced bookings and renewals due to the pandemic. Given that we sell multiple year subscriptions to our solutions, the revenue impact of lost or delayed sales in a given period generally does not manifest until future periods, just as the revenue we recognize in a given period is generally the result of sales from a prior period. Since mid-March, our sales team has been unable to travel and conduct onsite sales meetings with existing or prospective customers, and we have also cancelled tradeshows. As a result, operating income benefitted from a $2.2 million reduction in operating expense related to the discontinuance of travel and a $0.2 million reduction in operating expenses related to the cancellation of tradeshows during the first nine months of 2020 compared to the same period last year.

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

In February of this year, our customers began using our proprietary technology platform to author and deliver COVID-19 training and education courses to their staff as they began to prepare for caring for COVID-19 patients. In March, we made available to all caregivers, free of charge, a curated library of proprietary content and to our customers, a bundle of cross-training courses to further their staff’s preparation to deliver safe and effective care to COVID-19 patients. This has resulted in approximately 3.0 million course completions related to COVID-19 through September 30, 2020, including courses self-authored by customers and proprietary courses, over our technology platform. Additionally, as previously announced, HealthStream, in partnership with the State of Tennessee Office of the Governor, is providing its COVID-19 Rapid Response Program, which includes training bundles and its workforce platform, along with other workforce resources to support the state’s efforts to rapidly train new, returning, and current caregivers who are volunteering to work in Alternate Healthcare Facilities being set-up across the state. This COVID-19 Rapid Response Program continues to be provided free of charge.

Additionally, to promote the safety and well-being of our employees, we required our entire workforce to begin working remotely from home beginning March 16, 2020, and the entire workforce continues to work remotely to date. We have not established a date to return to non-remote working conditions.

Many healthcare organizations have been, and will likely continue to be, substantially adversely impacted by the COVID-19 pandemic. The period of time over which this adverse impact continues, the extent to which certain healthcare organizations continue to receive and/or are eligible to utilize governmental funds as the result of federal stimulus and relief measures, and whether conditions related to the pandemic continue to deteriorate are important factors that may impact our business. The pandemic has resulted in a significant reduction of revenue generating services for many healthcare organizations, such as elective surgeries and other elective procedures, while, in some cases, their cost of providing emergency care as the result of treating COVID-19 patients has increased. Adverse COVID-19 impacts such as these have resulted, and may continue to result, in significant adverse impacts to many healthcare organizations.

In light of adverse developments with respect to healthcare organizations as noted above, we are continuing to monitor the ability or willingness of our customers to:

•	pay for our solutions in a timely manner, in full, or at all;
•	implement solutions they have purchased from us; and
•	renew existing or purchase new products or services from us.

We monitor our cash position and credit exposure by evaluating, among other things, weekly cash receipts, days sales outstanding (“DSO”), customer requests to modify payment or contract terms, and bankruptcy notices. We experienced a decrease in cash receipts from customers in the first nine months of 2020 compared to the same period of the previous year and an increase in DSO from 40 days in the third quarter of 2019 to 43 days for the third quarter of 2020. While our cash balances increased by $5.2 million during the quarter, our cash flows from operations were $30.8 million this year compared to $52.5 million in the prior year, which was due primarily to the decline in legacy resuscitation sales and the impact of COVID-19. We are unable to know whether or to what extent such trends arising from the pandemic may continue or increase over time. Any continued deterioration in the collectability (or the timing of payments) of our accounts receivable will adversely impact our financial results.

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

Conditions related to the pandemic may also adversely impact the ability or willingness of our customers to renew their contracts with us, to renew contracts on comparable terms, or to expand the quantity and type of solutions they purchase from us, particularly to the extent such customers have reduced their staff numbers or scope of operations due to COVID-19. Pandemic-related conditions have also been delaying or otherwise adversely impacting our ability to enter into contracts with new potential customers, as some potential customers have been focused on dealing with the impact and demands COVID-19 is having on their businesses. In addition, many of our customers are not currently allowing vendors, including representatives of the Company, on their premises, which has been reducing the ability of our sales team to make sales they otherwise would likely make but for the impact of COVID-19. In addition, our customer’s uncertainties due to COVID-19, combined with the inability to travel and conduct tradeshows, has had, and is likely to continue to have, a negative impact on our sales volumes. We continue to pursue new sales strategies, including those that do not require in-person meetings, tradeshows, or travel.

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

Given the uncertainty surrounding the adverse impact that COVID-19 may have on our business, we have taken certain expense management measures, which have included:

•	Foregoing increases to base salaries in 2020, including executive base salaries. Normally, base salary increases become effective May 1st.
•	Limiting hiring to critical positions.
•	Limiting the Company’s match to the 401(k) Plan to the previously approved 1% level, rather than providing a greater match as we have in the previous two years.
•	Restricting employee business travel.
•	Cancelling tradeshows and other events where large gatherings may occur.
•	Requesting key vendors of ours to allow payment term extension without penalty.
•	Evaluating iterative reductions to our capital expenditures to be deployed on an as-needed basis.

These expense management measures contributed to the decrease in our operating expenses, which compared to the prior year period declined by approximately $1.7 million and $3.4 million during the three and nine months ended September 30, 2020, respectively. Additionally, we are continuing to monitor developments regarding the COVID-19 pandemic and may undertake further expense management initiatives if we deem necessary.

The Company’s financial performance during the pandemic has remained solid, partly due to the above expense control measures. While we believe these expense control measures are prudent in light of current conditions, we also intend to strike a balance to ensure that our operations are financially stable for the future and that we continue to achieve our growth objectives. Our employees are vitally important to our success, and they have made numerous contributions during these unprecedented times. Although we have forgone salary increases for 2020 and previously limited the 401k match to one percent as noted above, during the third quarter we elected to provide our employees, excluding executive officers, with a supplemental payroll payment and an increase of the 401k match from one percent to two percent for all employees. The supplemental payroll payment approximates the dollar amount of salary increases that were foregone in 2020 as noted above. The impact of these two items reduced operating income by approximately $1.9 million during the third quarter.

Key Business Metrics

Our management utilizes the following financial and non-financial metrics in connection with managing our business. These performance indicators include measurements of gross margin, adjusted EBITDA, and hStream subscriptions.

•

Operating Income. Operating income represents the amount of profit realized from our operations and is calculated as the difference between revenues, net and operating costs and expenses. Operating income was $3.1 million and $14.7 million for the three and nine months ended September 30, 2020 compared to $3.7 million and $11.4 million for the three and nine months ended September 30, 2019. Management utilizes operating income in connection with managing our business as a key indicator of profitability. We also believe that operating income is useful to investors as a key measure of our profitability, which is among the reasons we have included such measure as among the metrics for which we have historically provided forward-looking guidance. For 2020, and for several previous years, executive bonuses have been based on the achievement of operating income targets as well.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain non-cash and non-operating items, as more specifically set forth below. Management further believes that adjusted EBITDA from continuing operations is a useful measure for evaluating the operating performance of the Company because such measure excludes the gain on sale in connection with the sale of the PX business in February 2018 included in our results of operations during the three and nine months ended September 30, 2019, and thus reflects the Company’s ongoing business operations and assists in comparing the Company’s results of operations between periods. We believe that adjusted EBITDA and adjusted EBITDA from continuing operations are useful to many investors to assess the Company’s ongoing results from current operations. Adjusted EBITDA from continuing operations was $11.1 million and $34.9 million for the three and nine months ended September 30, 2020 compared to $11.5 million and $35.7 million for the three and nine months ended September 30, 2019.

•

hStream Subscriptions. hStream subscriptions are determined as the number of subscriptions under contract for hStream, our Platform-as-a-Service technology that enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content. Our management utilizes hStream subscriptions in connection with managing our business and believes this metric provides useful information to investors as a measure of our progress in growing the value of our customer base. At September 30, 2020, we had approximately 3.82 million contracted subscriptions to hStream compared to 2.78 million as of September 30, 2019.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues, net. Revenues decreased $1.6 million, or 3%, to $60.9 million for the three months ended September 30, 2020 from $62.5 million for the three months ended September 30, 2019.

A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended September 30,
Revenues by Business Segment:	2020	2019	Percentage Change
Workforce Solutions	$49,197	$51,023	-4%
Provider Solutions	11,686	11,427	2%
Total revenues, net	$60,883	$62,450	-3%

% of Revenues
Workforce Solutions	81%	82%
Provider Solutions	19%	18%

Revenues for Workforce Solutions decreased $1.8 million, or 4%, to $49.2 million for the three months ended September 30, 2020 from $51.0 million for the three months ended September 30, 2019. Revenues from legacy resuscitation products decreased by $3.7 million and were $9.7 million in the third quarter of 2020 compared to $13.4 million in the third quarter of 2019. Other workforce revenues increased by $1.9 million, or 5%, and included growth in platform and content subscriptions of $2.6 million, or 7%, partially offset by a decline in professional services revenues of $0.7 million, or 43%, due to fewer projects than the prior year.

Revenues for Provider Solutions increased $0.3 million, or 2%, to $11.7 million for the three months ended September 30, 2020 from $11.4 million for the three months ended September 30, 2019. Revenue growth of $0.3 million was primarily attributable to $0.4 million in revenues from the CredentialMyDoc acquisition, which was completed in December 2019, partially offset by a decline in professional services $0.1 million.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues decreased $2.0 million, or 8%, to $23.3 million for the three months ended September 30, 2020 from $25.3 million for the three months ended September 30, 2019. Cost of revenues as a percentage of revenues was 38% and 41% for the three months ended September 30, 2020 and 2019, respectively.

Cost of revenues for Workforce Solutions decreased $2.2 million to $19.3 million and approximated 39% and 42% of revenues for Workforce Solutions for the three months ended September 30, 2020 and 2019, respectively. The decrease is primarily associated with decreased royalties paid by us resulting from a decline in revenues and lower travel expense. Cost of revenues for Provider Solutions increased $0.2 million to $4.0 million and approximated 34% and 33% of Provider Solutions revenues for the three months ended September 30, 2020 and 2019, respectively. The increase is primarily associated with the supplemental payroll payment recorded during the three months ended September 30, 2020 as noted above.

Product Development. Product development expenses increased $1.0 million, or 14%, to $8.2 million for the three months ended September 30, 2020 from $7.2 million for the three months ended September 30, 2019. Product development expenses as a percentage of revenues were 13% and 12% for the three months ended September 30, 2020 and 2019, respectively.

Product development expenses for Workforce Solutions increased $0.6 million to $6.5 million and approximated 13% and 11% of revenues for Workforce Solutions for the three months ended September 30, 2020 and 2019, respectively. The increase in amount is primarily due to additions to personnel resulting from the NurseGrid acquisition and the supplemental payroll payment to employees as noted above. Product development expenses for Provider Solutions increased $0.4 million to $1.7 million and approximated 15% and 12% of revenues for Provider Solutions for the three months ended September 30, 2020 and 2019, respectively. The increase is primarily due to an increase in contract labor and additions to personnel resulting from the CredentialMyDoc acquisition.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased $0.1 million, or 2%, to $8.9 million for the three months ended September 30, 2020 from $9.0 million for the three months ended September 30, 2019. Sales and marketing expenses were 15% and 14% of revenues for the three months ended September 30, 2020 and 2019, respectively.

Sales and marketing expenses for Workforce Solutions decreased $0.2 million to $7.0 million and approximated 14% of revenues for Workforce Solutions for both the three months ended September 30, 2020 and 2019. The decrease is primarily due to lower travel and entertainment expenses as a result of COVID-19 and lower sales commissions consistent with the decreases in revenues. Sales and marketing expenses for Provider Solutions increased $0.1 million to $1.6 million and approximated 14% and 13% of revenues for Provider Solutions for the three months ended September 30, 2020 and 2019, respectively. The increase is primarily due to additions to personnel resulting from the CredentialMyDoc acquisition and the supplemental payroll payment to employees as noted above. The unallocated portion of sales and marketing expenses decreased $26,000 to $0.3 million compared to the prior year period.

Other General and Administrative Expenses. Other general and administrative expenses approximated $10.0 million for both the three months ended September 30, 2020 and 2019. Other general and administrative expenses as a percentage of revenues were 16% of revenues for both the three months ended September 30, 2020 and 2019.

Other general and administrative expenses for Workforce Solutions increased $71,000 to $3.4 million and approximated 7%  of Workforce Solutions revenues for both the three months ended September 30, 2020 and 2019. Other general and administrative expenses for Provider Solutions decreased $95,000 to $0.9 million and approximated 7% and 8% of Provider Solutions revenues for the three months ended September 30, 2020 and 2019, respectively. The unallocated corporate portion of other general and administrative expenses approximated $5.7 million for both the current and prior year period. Higher expenses associated with due diligence costs, including costs related to our acquisition of ShiftWizard which was completed in October 2020, incurred in the quarter were mostly offset by reductions in other expense categories.

Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 4%, to $7.4 million for the three months ended September 30, 2020 from $7.1 million for the three months ended September 30, 2019. The increase resulted from an increase in amortization of capitalized software and intangible assets.

Other Income, Net. Other income, net was $0.1 million for the three months ended September 30, 2020 compared to $0.9 million for the three months ended September 30, 2019. The decrease is a result of lower interest income from cash and investments in marketable securities due to reductions in bond yields and bank deposit interest rates.

Income Tax Provision. The Company recorded a provision for income taxes of $0.6 million for the three months ended September 30, 2020 compared to $1.1 million for the three months ended September 30, 2019. The Company’s effective tax rate was 19% and 25% for the three months ended September 30, 2020 and 2019, respectively. The decrease in the effective tax rate is primarily due to the recognition of tax benefits resulting from higher research and development tax credits than previously estimated.

Income from Continuing Operations. Income from continuing operations was $2.6 million in the third quarter of 2020, down 24% from $3.5 million in the third quarter of 2019, which decrease was driven by the $1.5 million expense, net of tax, associated with the supplemental payroll payment to employees and the additional 401k match as noted above. Earnings per diluted share from continuing operations were $0.08 and $0.11 for the three months ended September 30, 2020 and 2019, respectively.

Income from Discontinued Operations. Income from discontinued operations was zero for the three months ended September 30, 2020 compared to $0.3 million for the three months ended September 30, 2019.

Net Income. Net income was $2.6 million in the third quarter of 2020 compared to $3.7 million in the third quarter of 2019. Earnings per diluted share were $0.08 and $0.11 for the three months ended September 30, 2020 and 2019, respectively.

Adjusted EBITDA (a non-GAAP financial measure which we define as net income before interest, income taxes, stock based compensation, depreciation and amortization, changes in fair value of non-marketable equity investments, and the de-recognition of non-cash royalty expense resulting from our resolution of a mutual disagreement related to various elements of a past partnership which resulted in a reduction to costs of revenues in the first quarter of 2020) from continuing operations decreased 3% to $11.1 million for the three months ended September 30, 2020 compared to $11.5 million for the three months ended September 30, 2019.

Adjusted EBITDA decreased to $11.1 million for the three months ended September 30, 2020 compared to $11.8 million for the three months ended September 30, 2019. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA from continuing operations and Adjusted EBITDA to the most directly comparable measures under US GAAP.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues, net. Revenues decreased $8.4 million, or 4%, to $183.0 million for the nine months ended September 30, 2020 from $191.4 million for the nine months ended September 30, 2019.

A comparison of revenues by business segment is as follows (in thousands):

	Nine Months Ended September 30,
Revenues by Business Segment:	2020	2019	Percentage Change
Workforce Solutions	$147,909	$157,739	-6%
Provider Solutions	35,099	33,678	4%
Total revenues, net	$183,008	$191,417	-4%

% of Revenues
Workforce Solutions	81%	82%
Provider Solutions	19%	18%

Revenues for Workforce Solutions decreased $9.8 million, or 6%, over the first nine months of 2019. Revenue from our legacy resuscitation products declined by $14.7 million and were $31.6 million in the first nine months of 2020 down from $46.3 million in the first nine months of 2019. Other workforce revenues increased by $4.9 million, representing an increase in platform and content subscriptions of $6.2 million, or 6%, partially offset by a decline in professional services revenues of $1.3 million, or 30%.

Revenues for Provider Solutions increased $1.4 million, or 4%, over the first nine months of 2019. Revenue growth was primarily attributable to the CredentialMyDoc acquisition, which was completed in December 2019, contributing $1.2 million in revenues, along with new VerityStream platform subscriptions and professional services for implementation of new customers.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues decreased $12.4 million, or 16%, to $66.6 million for the nine months ended September 30, 2020 from $79.0 million for the nine months ended September 30, 2019. Cost of revenues as a percentage of revenues was 36% and 41% for the nine months ended September 30, 2020 and 2019, respectively.

Cost of revenues for Workforce Solutions decreased $12.8 million to $54.8 million and approximated 37% and 43% of revenues for Workforce Solutions for the nine months ended September 30, 2020 and 2019, respectively. The decrease is primarily associated with the lower royalty expense associated with the decline in the legacy resuscitation revenues along with the favorable $3.4 million contractual adjustment that resulted in a decrease to royalty expense upon the resolution of a mutual disagreement relating to various elements of a past partnership recorded in the first quarter of 2020. Cost of revenues for Provider Solutions increased $0.4 million to $11.8 million and approximated 34% of Provider Solutions revenues for both the nine months ended September 30, 2020 and 2019. The increase in amount is primarily due to increased personnel over the prior year period, including the addition of personnel from the CredentialMyDoc acquisition, and the supplemental payroll payment to employees as noted above.

Product Development. Product development expenses increased $1.7 million, or 8%, to $23.5 million for the nine months ended September 30, 2020 from $21.8 million for the nine months ended September 30, 2019. Product development expenses as a percentage of revenues were 13% and 11% for the nine months ended September 30, 2020 and 2019, respectively.

Product development expenses for Workforce Solutions increased $0.5 million to $18.5 million and approximated 13% and 11% of revenues for Workforce Solutions for the nine months ended September 30, 2020 and 2019, respectively. The increase is primarily due to increased personnel as a result of the NurseGrid acquisition in March 2020. Product development expenses for Provider Solutions increased $1.2 million to $5.0 million and approximated 14% and 11% of revenues for HealthStream Solutions for the nine months ended September 30, 2020 and 2019, respectively. The increase is primarily due to increased contract labor and increased personnel over the prior year period as a result of the CredentialMyDoc acquisition.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased $2.1 million, or 7%, to $26.3 million for the nine months ended September 30, 2020 from $28.3 million for the nine months ended September 30, 2019. Sales and marketing expenses were 14% and 15% of revenues for the nine months ended September 30, 2020 and 2019, respectively.

Sales and marketing expenses for Workforce Solutions decreased $2.4 million to $20.8 million and approximated 14% and 15% of revenues for Workforce Solutions for the nine months ended September 30, 2020 and 2019, respectively. The decrease is primarily due to lower sales commissions, consistent with the decreases in revenues, decreases in travel and entertainment expenses as well as tradeshow expenses as a result of COVID-19 conditions as set forth above, and declines in general marketing expenses. Sales and marketing expenses for Provider Solutions increased $0.3 million to $4.7 million and approximated 13% of revenues for Provider Solutions for both the nine months ended September 30, 2020 and 2019. The increase in amount is primarily due to higher sales commissions, consistent with the increases in revenues. The unallocated portion of sales and marketing expenses approximated $0.8 million for both the current and prior year period.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.3 million, or 1%, to $29.9 million for the nine months ended September 30, 2020 from $30.3 million for the nine months ended September 30, 2019. Other general and administrative expenses as a percentage of revenues were 16% of revenues for both the nine months ended September 30, 2020 and 2019.

Other general and administrative expenses for Workforce Solutions increased $1.0 million to $11.3 million and approximated 8% and 6% of revenues for Workforce Solutions for the nine months ended September 30, 2020 and 2019, respectively. The increase is primarily due to increases in infrastructure expenses and the acquisition of NurseGrid. Other general and administrative expenses for Provider Solutions decreased $0.2 million to $2.4 million and approximated 7% and 8% of revenues for Provider Solutions for the nine months ended September 30, 2020 and 2019, respectively. The decrease is primarily associated with lower professional services expenses compared to the prior year period. The unallocated corporate portion of other general and administrative expenses decreased $1.1 million to $16.2 million compared to the first nine months of 2019 primarily due to decreases in contract labor over the prior year period and lower stock based compensation resulting from the impact of the stock awards granted the Company’s chief executive officer to employees during the three months ended June 30, 2019, but was partially offset by increased due diligence costs.

Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 7%, to $22.0 million for the nine months ended September 30, 2020 from $20.6 million for the nine months ended September 30, 2019. The increase resulted from an increase in amortization of capitalized software and intangible assets.

Other Income, Net. Other income, net was $2.0 million for the nine months ended September 30, 2020 compared to $2.5 million for the nine months ended September 30, 2019. This decrease is related to the $1.2 million gain associated with the change in fair value of the non-marketable equity investment in NurseGrid prior to the acquisition of NurseGrid on March 9, 2020, offset by lower interest income due to reductions in bond yields and bank deposit interest rates.

Income Tax Provision. The Company recorded a provision for income taxes of $3.5 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate was 21% for the nine months ended September 30, 2020 compared to 24% for the nine months ended September 30, 2019. The Company recorded additional income tax expense associated with tax deficiencies of $30,000 during the nine months ended September 30, 2020 and recorded a reduction to income tax expense for excess tax benefits of $0.1 million during the nine months ended September 30, 2019.

Income from Continuing Operations. Income from continuing operations was $13.2 million for the nine months ended September 30, 2020, up 24% from $10.6 million for the nine months ended September 30, 2019. Earnings per diluted share from continuing operations were $0.41 and $0.33 for the nine months ended September 30, 2020 and 2019, respectively.

Income from Discontinued Operations. Income from discontinued operations was zero for the nine months ended September 30, 2020 compared to $1.4 million for the nine months ended September 30, 2019. The $1.4 million gain, net of tax, recorded during the nine months ended September 30, 2019 was the result of a release of escrow funds to us in connection with the PX disposition. Refer to Note 10 in the Notes to the Condensed Consolidated Financial Statements for further information.

Net Income. Net income was $13.2 million for the nine months ended September 30, 2020 compared to $12.1 million for the nine months ended September 30, 2019. Earnings per diluted share were $0.41 and $0.37 for the nine months ended September 30, 2020 and 2019, respectively.

Adjusted EBITDA from continuing operations decreased 2% to $34.9 million for the nine months ended September 30, 2020 compared to $35.7 million for the nine months ended September 30, 2019.

Adjusted EBITDA (from continuing and discontinued operations) decreased $2.8 million to $34.9 million for the nine months ended September 30, 2020 compared to $37.7 million for the nine months ended September 30, 2019. This decrease resulted from the factors mentioned above. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA and Adjusted EBITDA from continuing operations to the most directly comparable measures under US GAAP.

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

Other Developments

Our legacy agreements with Laerdal (the “Legacy Agreements”) for the HeartCode and Resuscitation Quality Improvement (“RQI”) products expired pursuant to their terms on December 31, 2018. Revenues associated with sales of HeartCode and RQI products pursuant to the Legacy Agreements have been significant in recent years, although margins on such products have been lower than HealthStream’s average margin. Revenue generated by HeartCode and RQI products pursuant to the Legacy Agreements was $58.9 million and $54.6 million in 2019 and 2018, respectively. During the nine months ended September 30, 2020, as noted above, we recorded revenue of $31.6 million related to HeartCode and RQI products under the Legacy Agreements compared to $46.3 million for the nine months ended September 30, 2019. During the three months ended September 30, 2020, we recorded revenue of $9.7 million related to HeartCode and RQI products under the Legacy Agreements compared to $13.4 million for the three months ended September 30, 2019. We expect revenue from these products generated pursuant to the Legacy Agreements to approximate $6.0 million in the fourth quarter of 2020 and to be zero in the first quarter of 2021.

On December 6, 2018, we announced a new agreement with RQI Partners, a joint venture between Laerdal and the American Heart Association. This agreement with RQI Partners was not an extension or renewal of the expired Legacy Agreements with Laerdal and should not be construed as such. Under our agreement with RQI Partners, HealthStream will neither market nor sell HeartCode or RQI. Our RQI Partners agreement provides for continuity of service for customers that desire to purchase HeartCode or RQI from RQI Partners after December 31, 2018 and receive it via the HealthStream Learning Center. RQI Partners will remit a fee to us when new sales of HeartCode and RQI are delivered via the HealthStream Learning Center. This fee will not be sufficient to supplant the revenue runout associated with the Legacy Agreements, and no material revenues have been recognized under this agreement through September 30, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP income from continuing operations	$2,634	$3,461	$13,168	$10,642
Interest income	(88)	(864)	(919)	(2,538)
Interest expense	26	26	76	77
Income tax provision	600	1,140	3,519	3,270
Stock based compensation expense	557	569	1,665	3,643
Depreciation and amortization	7,406	7,149	22,005	20,629
Change in fair value of non-marketable equity investments	—	—	(1,181)	—
Non-cash royalty expense	—	—	(3,440)	—
Adjusted EBITDA from continuing operations	$11,135	$11,481	$34,893	$35,723

GAAP net income	$2,634	$3,712	$13,168	$12,087
Interest income	(88)	(864)	(919)	(2,538)
Interest expense	26	26	76	77
Income tax provision	600	1,229	3,519	3,785
Stock based compensation expense	557	569	1,665	3,643
Depreciation and amortization	7,406	7,149	22,005	20,629
Change in fair value of non-marketable equity investments	—	—	(1,181)	—
Non-cash royalty expense	—	—	(3,440)	—
Adjusted EBITDA	$11,135	$11,821	$34,893	$37,683

Liquidity and Capital Resources

Net cash provided by operating activities decreased by $21.8 million to $30.8 million during the nine months ended September 30, 2020 from $52.5 million during the nine months ended September 30, 2019. Such decrease was largely driven by a decline in cash receipts primarily resulting from the decline in legacy resuscitation sales noted above and lower new sales relative to the prior year period. Our DSO was 43 days for the third quarter of 2020, compared to 47 days for the second quarter of 2020 and 40 days for the third quarter of 2019. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. We believe that developments related to the COVID-19 pandemic have contributed to higher DSO during 2020 compared to the prior year, the reduction in cash receipts, and lower bookings of new contracts and renewal of existing contracts in the first nine months of 2020 compared to the same period in 2019, and this trend may continue if negative economic conditions arising from the pandemic persist or continue to deteriorate. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was $38.5 million for the nine months ended September 30, 2020 compared to $52.0 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company spent $21.4 million on business combinations, primarily the acquisition of NurseGrid, invested in marketable securities of $61.2 million, made payments for capitalized software development of $12.4 million, purchased property and equipment of $1.7 million, and invested $1.3 million in non-marketable equity investments. These uses of cash were partially offset by $59.5 million in maturities of marketable securities. During the nine months ended September 30, 2019, the Company acquired Providigm for $18.0 million, invested in marketable securities of $58.6 million, purchased property and equipment of $21.5 million, made payments for capitalized software development of $11.2 million, and invested $3.3 million in non-marketable equity investments. These uses of cash were partially offset by $58.6 million in maturities of marketable securities and $6.0 million in proceeds from the sale of its PX business segment.

Net cash used in financing activities from continuing operations was $16.8 million for the nine months ended September 30, 2020 compared to $0.9 million for the nine months ended September 30, 2019. The uses of cash for the nine months ended September 30, 2020 primarily included $16.4 million for common stock repurchases, $0.4 million for the payment of employee payroll taxes in relation to the vesting of restricted share units, and $40,000 of cash dividend payments. The uses of cash for the nine months ended September 30, 2019 included $1.0 million for the payment of employee payroll taxes in relation to the vesting of restricted share units, $53,000 of cash dividends payments, and $38,000 of earn-out payments related to prior acquisitions. The source of cash from financing activities for the nine months ended September 30, 2019 was $0.2 million from the exercise of stock options.

Our balance sheet reflects positive working capital of $104.1 million at September 30, 2020 compared to $119.4 million at December 31, 2019. The decrease in working capital is primarily a result of the reduction in cash to fund the acquisition of NurseGrid and share repurchases. The Company’s primary source of liquidity as of September 30, 2020 was $107.0 million of cash and cash equivalents and $42.7 million of marketable securities comprised of corporate debt securities and time deposits. As of September 30, 2020, the Company also had a $50.0 million revolving credit facility, all of which was available for additional borrowing on such date. On October 28, 2020, the Company entered into an amendment to this revolving credit facility, which increased the capacity under this facility to $65.0 million and extended the maturity date to October 28, 2023.

On March 13, 2020, we announced a share repurchase program authorized by our Board of Directors under which we may purchase up to $30.0 million of our common stock. Pursuant to this authorization, repurchases have been made, and may continue to be made from time to time, in the open market through privately negotiated transactions or otherwise, including under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws in accordance with specific prearranged terms related to timing, price, and volume (among others), without further direction from the Company. Under this program, during the first nine months of 2020, we repurchased 762,843 shares at an aggregate fair value of $16.3 million, reflecting an average price per share of $21.42 (excluding the cost of broker commissions). We may continue to make repurchases under this share repurchase program based on prevailing market conditions, liquidity, and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program will terminate on the earlier of March 12, 2021 or when the maximum dollar amount has been expended.

We believe that our existing cash and cash equivalents, marketable securities (including time deposits and corporate bond securities), cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, any additional repurchases under our share repurchase program, and capital expenditures for at least the next 12 months. If the impact of COVID-19 persists longer than expected or causes economic conditions to further deteriorate, we are prepared to curtail or discontinue new product development and/or repurchases under the share repurchase authorization as we deem in the best interest of shareholders and the Company.

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of September 30, 2020, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations. Moreover, the COVID-19 pandemic has resulted in, and may continue to result in, disruptions of financial and capital markets, which could impair our ability to access additional capital if needed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. We do not have any material foreign currency exchange rate risk or commodity price risk. As of September 30, 2020 and during the nine months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $149.7 million at September 30, 2020. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by $41,000.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the third quarter of 2020 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1A. Risk Factors

The following risk factor updates the risk factor included in Part II, Item 1A. Risk Factors in the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2020 filed by the Company on July 30, 2020. Except as set forth below, there have been no material changes with regard to the risk factors previously disclosed in the 2019 Form 10-K.

The coronavirus pandemic has adversely impacted our business, and may have material adverse impacts on our business, financial condition, results of operations, and/or cash flows.

The COVID-19 pandemic has resulted in authorities throughout the United States and the world implementing widespread measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders, the promotion of social distancing, and limitations on business activity. These measures and the pandemic have caused a significant economic downturn in the United States and globally, resulted in increased unemployment and underemployment levels, and adversely impacted consumer confidence and spending. This pandemic has also led to disruption and volatility in financial and capital markets. Amid these efforts and occurrences, diagnosed cases of COVID-19 have continued to grow, particularly in the United States, which has caused some governmental authorities to reinstate previously relaxed restrictions on business and other activities.

Our business is focused on providing workforce and provider solutions to healthcare organizations. Many healthcare organizations have been, and will likely continue to be, substantially adversely impacted by the COVID-19 pandemic, which has resulted in a substantial reduction in the number of elective surgeries, physician office visits, and other healthcare procedures due to restrictive measures, including quarantines and shelter-in-place orders, as well as general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. Moreover, some healthcare organizations, such as ambulatory surgery centers, have been forced to reduce or temporarily close their operations due to the impact of the pandemic. Additionally, adverse conditions related to the pandemic have caused, and could continue to cause, certain of our customers to be unable to pay for our products and services in a timely and fulsome manner, or unable to pay at all, which has had, and will likely continue to have, an adverse impact on our financial results. To the extent these trends continue, or our customers are unable to pay due to the deterioration of their businesses as the result of COVID-19, our bad debt may continue to increase and future revenue generating opportunities with those customers may be limited.

Conditions related to the pandemic may also adversely impact the ability or willingness of our customers to renew their contracts with us (or to renew contracts on comparable terms) and have adversely impacted the willingness of some customers to expand the quantity and type of solutions they purchase from us. For example, renewing customers that have reduced or expect to reduce the number of their staff due to COVID-19 may not have a need to renew their contracts for as many user subscriptions as purchased under their previous contracts. The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, our ability to enter into contracts with new potential customers. Customers may also be unwilling or unable to pay the same prices for our products and solutions than they have paid in the past, which could negatively impact our results and growth. Many of our customers are not currently allowing vendors, including ourselves, on their premises, which has reduced, and will likely continue to reduce, the ability of our sales team to make sales they otherwise would likely make but for the impact of COVID-19. Our sales opportunities generated from in-person marketing initiatives, such as tradeshows, have also been negatively impacted due to the cancellation of such in-person events, and this has led to, and will likely continue to lead to, lost or delayed sales opportunities.  Additionally, we do not recognize revenue until a software product is implemented and “live” for a customer to use. In this regard, to the extent our customers delay or fail to implement products they have previously purchased, as we have experienced with certain customers in recent months, or to the extent we are unable to fulfill our own implementation backlogs due to COVID-19, our financial results will likely suffer, as may our future prospects.

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

Due to COVID-19, our entire workforce is continuing to work remotely from home, even if and to the extent that phased re-opening orders provided by local and state governments would allow for a limited return to office work. While we have not observed a negative disruption to productivity to date, operating on a prolonged basis as a remote workforce could result in decreases in productivity, increased security risks, impair our ability to manage our business, and harm our ability to attract, retain, and onboard employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2020, the Company announced a share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to $30.0 million of its common stock. Pursuant to this authorization, repurchases have been made, and may continue to be made from time to time, in the open market through privately negotiated transactions or otherwise, including under a Rule 105b-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws in accordance with specific prearranged terms related to timing, price, and volume (among others), without further direction from the Company. Under this program, during the first nine months of 2020 the Company repurchased 762,843 shares at an aggregate fair value of $16.3 million, reflecting an average price per share of $21.42 (excluding the cost of broker commissions). In addition, any future repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program will terminate on the earlier of March 12, 2021 or when the maximum dollar amount has been expended. The table below sets forth activity under the stock repurchase plan for the three months ended September 30, 2020.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (July 1 - July 31)	—	$—	—	$—
Month #2 (August 1 - August 31)	—	—	—	—
Month #3 (September 1 - September 30)	318,902	19.87	318,902	13,663,393
Total	318,902	$19.87	318,902	$13,663,393
(1) The weighted average price paid per share of common stock does not include the cost of broker commissions.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.1 SCH	Inline XBRL Taxonomy Extension Schema Document

101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

October 29, 2020	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer