Form 10-K
period 2020-12-31
HEALTHSTREAM INC
filed 2021-02-26
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the Nasdaq Global Select Market on June 30, 2020 was $565.2 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 22, 2021, there were 31,493,677 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Item 1. Business

OVERVIEW AND HISTORY

HealthStream, Inc. (HealthStream or the Company) provides workforce and provider solutions for healthcare organizations—all designed to support the people that deliver patient care, which in turn, supports the improvement of business and clinical outcomes. Delivered primarily as Software-as-a-Service (SaaS), our solutions focus on some of the most significant challenges facing the healthcare workforce and healthcare organizations today, including the need to effectively manage, retain, engage, schedule, and develop healthcare workforce talent; meet rigorous compliance requirements; and efficiently manage ongoing medical staff credentialing and privileging processes.

With approximately 30 years of experience, HealthStream is recognized as a leading innovator and thought leader in the healthcare industry for its healthcare workforce solutions. Using technology to enhance learning and productivity, HealthStream pioneered the delivery of online learning for hospitals’ required regulatory training as Internet-based training was first introduced. Stemming from that early success, demand for expanded learning solutions led the Company to build a growing ecosystem of diverse workforce and clinical-focused applications, courseware, assessments, and talent management programs.

HealthStream believes that the key to quality patient care is—and always has been—the people who deliver care. To that end, the Company’s solutions support the recruiting, retaining, engaging, assessing, developing, scheduling, credentialing, and privileging of the healthcare workforce, including medical staff who provide patient care in our customers’ organizations.

The Company was incorporated in 1990 and began providing its SaaS-based workforce solutions in 1999 and its provider solutions in 2012. HealthStream is headquartered in Nashville, Tennessee and had 1,037 full-time and 32 part-time employees as of December 31, 2020.

INDUSTRY BACKGROUND

According to the Centers for Medicare & Medicaid Services (CMS), spending in the healthcare industry reached $3.8 trillion in 2019, or 17.7% of the U.S. gross domestic product. Hospital care expenditures in 2019 accounted for approximately 31% of the $3.8 trillion industry. According to the Bureau of Labor Statistics, as of January 2020, approximately 20.1 million professionals are employed in the healthcare segment of the domestic economy, with approximately 5.2 million employed in acute-care hospitals and, according to CMS, approximately 5.3 million employed in healthcare organizations throughout the continuum of care, the primary target markets for our products. (Organizations in the continuum of care employ approximately 1.5 million employees in ambulatory centers, approximately 3.5 million employees in post-acute care facilities, and approximately 300,000 employees in health & human services facilities.)

All of the approximately 5.2 million hospital-based healthcare professionals that work in the nation’s approximately 6,000 inpatient hospitals that are registered with Medicare are required by federal and state mandates and accrediting bodies to complete training in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA) and The Joint Commission (an independent, not-for-profit organization that accredits and certifies healthcare organizations and programs in the United States), as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act (HIPAA).

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

Finally, the hospital industry continues to operate under ongoing pressure to reduce costs as a result of potential reductions in government reimbursement rates and increased focus on cost containment consistent with participation of patients in managed care programs, among other factors. In addition, many hospitals, as well as pharmaceutical and medical device companies, may continue to experience rising operating costs, coupled with increased pressure to measure and report on the outcomes of the dollars spent on training. Our products and services are designed to meet these needs by reducing healthcare organizations’ costs of training while improving learning outcomes, enhancing reporting capabilities, and supporting customers’ business objectives.

HEALTHSTREAM’S SOLUTIONS

During the year ended December 31, 2020, HealthStream’s products, services, and operations were organized and managed under two business segments—Workforce Solutions and Provider Solutions—that collectively help healthcare organizations meet their ongoing clinical development, talent management, training, education, assessment, competency management, compliance, scheduling, provider credentialing & privileging management, and provider enrollment needs. HealthStream’s solutions are provided to a wide range of customers within the healthcare industry across the continuum of care.

HealthStream Workforce Solutions — Our workforce solutions, which are comprised primarily of SaaS, subscription-based products, are used by healthcare organizations to meet a broad range of their clinical development, talent management, training, certification, scheduling, competency assessment, performance appraisal, and additional needs. Our numerous content libraries allow customers to subscribe to a wide array of courseware, which includes content from leading healthcare and nursing associations, medical and healthcare publishers, and other content providers. Additionally, medical device companies and other industry partners offer online training support through HealthStream’s platform for their products.

HealthStream’s SaaS-based learning application has long been one of the most widely adopted workforce development platforms in healthcare. To facilitate innovation and growth of our ecosystem, HealthStream’s platform technology,

hStream™, was launched in 2018. hStream is the essential technology that powers activity in the HealthStream ecosystem. The Company’s existing customers are gradually upgrading to the hStream platform, typically in connection with renewal of their contracts. At December 31, 2020, HealthStream had contracts with customers for approximately 4.22 million subscriptions to hStream, compared to 3.15 million subscribers as of December 31, 2019. The transition to the hStream platform supports our strategic advancement toward a Platform-as-a-Service (PaaS) approach.

Pricing for hStream and HealthStream’s workforce applications is primarily subscription-based, with fees based on the number of subscriptions, solutions provided, and other factors. We offer implementation, training, and account management services to facilitate adoption of our subscription-based solutions. Fees for implementation services are based on the time and efforts of the personnel involved. Training fees vary based on the size, scope, and complexity of the project. Our platform and subscription-based solutions are hosted on a combination of private-cloud infrastructure and public-cloud infrastructure, leveraging Amazon Web Services and Azure, which allows authorized personnel access to our services through the Internet, thereby eliminating the need for onsite local implementations of installed workforce development products.

Other Applications on our Platform — HealthStream offers an array of other applications on our platform, each serving a unique function for hospitals and health systems. Each application on our platform has its own value. Examples of individual applications that are offered on our platform include applications for learning, performance appraisal, compensation management, succession planning, competency management, disclosure management, clinical development, simulation-based education, quality management, scheduling, and industry training.

HealthStream Provider Solutions – Our provider solutions are offered through our business segment that is branded in the marketplace as VerityStream. VerityStream delivers enterprise-class solutions to transform the healthcare provider experience for healthcare organizations and providers. We currently serve hospitals and outpatient facilities, including ambulatory surgery centers, urgent care facilities, clinics, medical groups, and other healthcare organizations. As of December 31, 2020, VerityStream had 270 employees with headquarters in Boulder, Colorado and satellite offices in San Diego, California and Chicago, Illinois, as well as employees located in the Nashville, Tennessee corporate office.

Our legacy products include EchoCredentialing™ and MSOW™, comprehensive platforms that manage medical staff credentialing, enrollment, and privileging processes for hospitals; EchoOneApp™, a provider enrollment platform for medical groups; and CredentialMyDoc™, a credentialing and enrollment SaaS solution for medical groups and surgery centers.

In January 2018, we launched our SaaS-based provider credentialing, privileging, and enrollment solution branded as CredentialStream. As a SaaS-solution, CredentialStream includes an intuitive, modern user experience that delivers a continual stream of platform enhancements, evidence-based content, and curated data. A subscription to this infrastructure provides healthcare organizations with tools to support the provider lifecycle from recruiting, application submission, verification of licensure and other credentials, privileging, appointments by credentialing committees, enrollment, network management, onboarding, and performance evaluation of providers. As of December 31, 2020, more than 300 healthcare organizations had contracted for the CredentialStream SaaS application.

BUSINESS ACQUISITIONS

As part of our overall growth strategy, we evaluate opportunities for mergers and acquisitions, and since the beginning of 2019, we have completed seven acquisitions. We acquired Providigm in January 2019, and we acquired substantially all the assets of CredentialMyDoc in December 2019. In March 2020, we acquired NurseGrid, in October 2020, we acquired ShiftWizard, and in December 2020, we acquired ANSOS as well as substantially all of the assets of myClinicalExchange. In January 2021, we acquired ComplyALIGN. For additional information regarding acquisitions, please see Note 8 of the Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report.

COVID-19 PANDEMIC

Our business is focused on providing workforce and provider solutions to healthcare organizations, and as such the pandemic’s adverse impact on healthcare organizations has resulted in an adverse impact on the Company. For information regarding the ongoing impact of the COVID-19 pandemic on the Company and our response to the pandemic, see the discussion below under “Impact of and Response to COVID-19 Pandemic” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

CUSTOMERS

We provide our solutions to customers across a broad range of entities within the healthcare industry, including private, not-for-profit, and government entities, as well as pharmaceutical and medical device companies. We derive a substantial portion of our revenues from a relatively small number of customers that are healthcare providers.

SALES AND MARKETING

We market our products and services primarily through our direct sales teams, who are located throughout the United States. As of December 31, 2020, our Workforce Solutions sales personnel consisted of 164 employees who carried sales quotas, and our Provider Solutions sales personnel consisted of 37 employees who carried sales quotas.

We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups, trade shows, internet promotion and demonstrations, telemarketing campaigns, public relations, distribution of product-specific literature, direct mail, advertising, and in partnership with third parties. We have marketing teams that are responsible for these initiatives and for working with and supporting our product management and sales teams. At December 31, 2020, our marketing personnel consisted of 31 employees.

OPERATIONS AND TECHNOLOGY

We believe our ability to establish and maintain long-term customer relationships, obtain recurring sales, and develop and maintain new and existing products are dependent on the strength of our operations, customer service, product development and maintenance, training, and other support teams. As of December 31, 2020, our Workforce Solutions operations team consisted of 511 employees and our Provider Solutions operations team consisted of 222 employees. Our operations teams for each of these segments are primarily associated with technical support, customer implementation and training, product management, software development and quality assurance, and other functions.

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

COMPETITION

In addition to the competing healthcare education delivery methods in the industry, we also have direct competitors. In our Workforce Solutions business segment, a number of companies offer competitive learning management products, scheduling solutions, and talent management modules to the healthcare industry. We compete with companies such as Cornerstone OnDemand, Healthcare Source, Ultimate Kronos Group, Oracle, SAP, Infor, and Workday, who provide their services to multiple industries, including healthcare. We also compete with large medical publishers that have operating units that focus on healthcare, such as Relias Learning. In our Provider Solutions business segment, we have competition primarily from several large companies, such as Symplr, Verisys, MD-Staff, AMN Healthcare, as well as from a broadening array of smaller companies.

We believe our Workforce Solutions, which include both products and services that facilitate education, training, assessment, scheduling, and development for healthcare professionals, offer a wide assortment of content, functionality, and applications provided on a single platform over the Internet and provide us with a competitive advantage. In our Provider Solutions business segment, we believe the scope and quality of our products, capability to connect medical staff credentialing with provider enrollment, and innovative new predictive analytics, provide us with a competitive advantage. We believe that the principal competitive factors affecting the marketing of our Workforce and Provider Solutions to the healthcare industry include:

•

our technology platform, which combines SaaS-based capabilities and certain PaaS capabilities to capture, track, manage, and report on activities, such as learning, performance, scheduling, credentialing, and privileging across various modalities, and provides interoperability with external systems such as HRIS and other systems utilized by our customers;
•

scope and variety of Internet-based workforce and provider solutions available, including, without limitation, clinical, compliance, resuscitation, revenue cycle, talent management, scheduling, credentialing, and privileging solutions;

•	our singular focus on the healthcare industry and our deep healthcare expertise;
•	scope and quality of professional services offered, including implementation, benchmarking, and training;
•	competitive pricing, which supports a return on investment to customers when compared to other alternative delivery methods;
•	customer service and support;
•	mobility, security, uniqueness, and value of underlying data sets and embedded content;
•	effectiveness of sales and marketing efforts; and
•	company reputation.

We believe these capabilities provide us with the ability to improve the quality of healthcare by developing the people who deliver care.

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

Regulation of the Internet and the Privacy and Security of Personal Information

We are subject to various legal requirements related to the internet and the privacy and security of personal information, which legal requirements may change rapidly. The following are areas of law in this regard that are significant to our business:

•

Privacy and Security Laws. Federal, state, and foreign privacy and security laws and regulations restricting the collection, use, retention, deletion, security, and disclosure of personal information limit our ability to collect information or use and disclose the information in our databases or derive from other sources to generate revenues. These laws and regulations are rapidly evolving and changing and could have an adverse effect on our operations. For example, the recently enacted California Privacy Rights Act significantly expands and amends existing California privacy law, and there are additional states that may pass their own privacy legislation in 2021 or future years. Moreover, we have expanded our business over the past year into new jurisdictions, which may subject our business to additional privacy and data protections laws and regulations in those jurisdictions. There are significant differences among these various privacy laws, which introduces complexity in our compliance efforts and additional costs and expenses. It may be costly to implement measures such as certain security requirements, contracting terms, assessments, and registrations with authorities that are designed to comply with new legislation, changes to existing laws, or laws in jurisdictions into which we are expanding. The obligations and requirements applicable to companies under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. We may be audited or subject to an investigation by a federal, state, or foreign regulator regarding our compliance with privacy laws. If the Company is determined by a regulator or court to fail to comply with such laws, the Company’s business could be negatively impacted.

•

Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing content and materials transmitted over the Internet. These include laws relating to obscenity, indecency, libel, and defamation. We could be liable if content created, stored, or delivered by us is determined to be in violation of these regulations.

•

Information Security Accountability Regulation. As a business associate of certain of our customers, we are required to report certain breaches of protected health information to our customers, who must in turn notify affected individuals, the U.S. Department of Health and Human Services (HHS) and/or other governmental agencies, and, in certain situations, the media. In addition, we are subject to certain state laws that relate to data security or the reporting of security breaches. For example, California law requires notification of security breaches involving personal information and medical information. We may incur costs to comply with these security requirements. Because there is little guidance related to many of these laws, it is difficult to estimate the cost of our compliance with these laws. Further, Congress has considered bills that would require companies to engage independent third parties to audit the companies’ computer information security.

If the Company experiences a breach of security or if one of the Company’s customers is required to report a breach of security by the Company, the Company’s business could be negatively impacted.
•

Sales and Use Tax. We collect sales, use, or other taxes on taxable transactions in states and foreign jurisdictions in which we have employees, have a significant level of sales activity, or otherwise determine that such collection is appropriate. While HealthStream believes that this approach is appropriate, other states or foreign jurisdictions may seek to impose tax collection obligations on companies like us that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and adversely impact our business.

Laws and regulations directly applicable to content regulation, e-commerce, Internet communications, and the privacy and security of personal information are becoming more prevalent and/or broader in scope. The dynamic nature of this regulatory environment increases the uncertainty regarding the marketplace impact of such regulation. The enactment of any additional laws or regulations may increase our cost of conducting business or otherwise harm our business, financial condition, and operating results.

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

Health Insurance Portability and Accountability Act. HIPAA regulations restrict how certain organizations (known as Covered Entities), including most healthcare providers and health plans, use and disclose certain protected health information. HIPAA regulations also require these organizations to provide reasonable and appropriate safeguards to protect the privacy, integrity, and confidentiality of protected health information, whether in paper, oral, or electronic form. Covered Entities are required to establish, maintain, and provide training with regard to their policies and procedures for protecting the integrity and confidentiality of protected health information and must document training on these topics to support their compliance. Certain HIPAA privacy and security requirements apply to entities (known as Business Associates) that handle protected health information on behalf of Covered Entities or other Business Associates. Covered Entities, Business Associates, and their subcontractors may be directly subject to criminal and civil sanctions for violations of HIPAA privacy and security standards.

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

Centers for Medicare & Medicaid Services (CMS). CMS has summarized its quality strategy vision as “better, smarter, healthier.” The agency is focused on using incentives to improve care; changing how care is delivered, including through improved teamwork and coordination across healthcare settings, increased attention to population health, and utilization of healthcare information; and tying payment to value through new payment models. Value-based purchasing (VBP), which links payment more directly to the quality of care provided, is a strategy that can help to transform the current payment system by rewarding providers for delivering high quality, efficient clinical care. Through a number of public reporting programs, demonstration projects, pilot programs, and other initiatives, some voluntary and some mandatory, CMS has launched VBP initiatives in various settings, including hospitals, physician offices, nursing homes, home health services, and dialysis facilities. Since 2017, CMS has focused on its comprehensive deregulatory initiative, “Meaningful Measures,” which identifies priorities for quality measurement and improvement. The framework is intended to improve patient outcomes while also reducing burdens on providers.

Promoting Interoperability Programs. The CMS Interoperability Programs continue to encourage eligible professionals, eligible hospitals, and critical access hospitals (CAHs) to adopt EHR technology by imposing payment reductions for failure to demonstrate meaningful use of certified EHR technology. By putting into action and meaningfully using an EHR system, providers may reap benefits beyond financial incentives–such as reduction in errors, availability of records and data, reminders and alerts, clinical decision support, and e-prescribing/refill automation. Further, the 21st Century Cures Act and implementing regulations promote interoperability and the exchange of patient health information, through a number of requirements including a ban on information blocking by healthcare providers, health IT developers, and certain other entities, which is generally defined as engaging in activities that are likely to interfere with the access, exchange or use of electronic health information, subject to limited exceptions.

Allied Disciplines. Various allied health professionals are required to obtain continuing education to maintain their licenses. For example, emergency medical services personnel may be required to attain up to 20 continuing education hours per year, all or a portion of which can be fulfilled online. These requirements vary by state and depend on the professional classification of the individual. HealthStream is an organization accredited by the Commission on Accreditation for Prehospital Continuing Education (CAPCE) and the Florida Board of Emergency Medical Services.

Regulation of Educational Program Sponsorship and Support

There are a variety of laws and regulations that affect the relationships between our medical device and pharmaceutical customers and the users of our products and services, including the sponsorship and support of educational programs. For example, the Physician Payment Sunshine Act (Sunshine Act) requires manufacturers of drugs, biological devices, and medical devices covered by Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS payments and other transfers of value, given by such manufacturers to physicians and teaching hospitals, including educational programs for physicians, with limited exceptions. CMS regulations require manufacturers to report the physician’s name, business address, and national provider identifier as well as other information about the payment or transfer of value including the amount, date, form, and nature of what is offered. CMS publishes the information on its website. Manufacturers that do not meet the reporting obligations are subject to significant monetary penalties.

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

We follow all standards/criteria/guidelines set-forth by ACCME, ANCC, and other continuing education organizations regarding the regulation of educational program sponsorship and support. This includes full compliance with the Standards for Integrity and Independence in Accredited Continuing Education, to ensure that our CME and CNE activities are evidence-based, designed to improve patient care and/or community health, and are free from commercial influence.

The U.S. Food and Drug Administration (FDA) and the Federal Trade Commission (FTC)

Current FDA and FTC rules and enforcement actions and regulatory policies, or those that the FDA or the FTC may develop in the future, could have a material adverse effect on our ability to provide existing or future applications or services to our end users or obtain the necessary corporate sponsorship to do so. The FDA and the FTC regulate the form, content, and dissemination of labeling, advertising, and promotional materials, including direct-to-consumer prescription drug and medical device advertising, prepared by, or for, pharmaceutical, biotechnology, or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, regulated companies must limit their advertising and promotional materials to discussions of the FDA-approved indications. Therefore, any information that promotes the use of pharmaceutical or medical device products that is presented with our services is subject to the FDA and FTC requirements and regulatory oversight including criminal, civil and administrative actions. We believe that banner advertisements, sponsorship links, and any educational programs we may present with our services, even if we lack independent editorial control over it, could be subject to FDA or FTC regulation. While the FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on the advertiser, if the FDA or FTC finds that any regulated information presented with our services violates FDA or FTC regulations, they may take regulatory action against us or the advertiser or sponsor of that information. In addition, the FDA may adopt new regulatory policies that more tightly regulate the format and content of promotional information on the Internet.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

To protect our proprietary rights, we rely generally on copyright, trademark, patent, and trade secret laws; confidentiality agreements, contracts, and procedures with employees, consultants and other third parties; contractual provisions in license agreements with consultants, vendors, and customers; and use measures designed to control access to our software, documentation, and other proprietary information. We own federal trademark and service mark registrations for several marks, including, without limitation “HEALTHSTREAM”, “HEALTHSTREAM LEARNING CENTER”, “HSTREAM”, “HEALTHSTREAM EPORTFOLIO”, “KNOWLEDGEQ”, and “VERITYSTREAM.” We also have obtained registration of the “HEALTHSTREAM” mark in certain other countries. Additionally, we hold a number of patents related to the solutions we provide. Applications for several trademarks and patents are currently pending. However, there can be no assurance that we will be successful in obtaining registration of trademarks and patents for which we have applied.

The content we license to our customers is developed through a combination of license agreements with publishers and authors, assignments and work-for-hire arrangements with third parties, and development by employees. We require publishers, authors, and other third parties to represent and warrant that their content does not infringe on or misappropriate any third-party intellectual property rights and that they have the right to provide their content and have obtained all third-party consents necessary to do so. Our publishers, authors, and other third parties also agree to indemnify us against certain liability we might sustain due to the content they provide.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2020, the Company had 1,037 full-time and 32 part-time employees.

Since March 2020, all employees have been required to work from home as a matter of safety during the COVID-19 pandemic. Prior to the commencement of this requirement, approximately 25 percent of employees worked remotely, while approximately 45 percent worked in our corporate office in Nashville, Tennessee and the surrounding area, with the remaining 30 percent working across the Company’s other offices.

HealthStream’s culture is both exemplified and driven by our Constitution, which is a living document and the lens through which we endeavor to view and shape our actions. Our Constitution is comprised of the Company’s vision statement, values, and business principles. Upon being hired at HealthStream, each employee completes a course on our Constitution, which we view to be an important step in engagement, development, and training of our employees. Our Constitution is available on our website on the Investor Relations page.  This and other information on our website is not a part of this report and is not incorporated by reference herein.

HealthStream is committed to recruiting, maintaining, and growing a diverse, equitable, and inclusive workforce that help us live our Constitutional values as we strive to achieve positive results for our shareholders, employees, customers, and community.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a brief summary of the business experience of each of the executive officers of the Company. Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	53	Chief Executive Officer and Chairman of the Board of Directors
J. Edward Pearson	58	President and Chief Operating Officer
Michael Sousa	52	Senior Vice President and President, VerityStream
Scott A. Roberts	44	Senior Vice President and Chief Financial Officer
Jeffrey D. Cunningham	54	Senior Vice President and Chief Technology Officer
Michael M. Collier	45	Senior Vice President, Corporate Development and General Counsel
Trisha L. Coady	45	Senior Vice President and General Manager, Workforce Development Solutions
M. Scott McQuigg	53	Senior Vice President and General Manager, Workforce Scheduling Solutions

Kevin O’Hara	51	Senior Vice President and General Manager, Platform Solutions
Scott Fenstermacher	52	Senior Vice President, Sales

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

Trisha L. Coady joined the Company in January 2014 and served as associate vice president and subsequently vice president and general manager of clinical development solutions from June 2015 to November 2018. In November 2018, she was promoted to senior vice president and general manager of clinical solutions. Ms. Coady currently serves as general manager of workforce development solutions. She earned a Science in Nursing degree from Université de Moncton.

M. Scott McQuigg joined the Company in January 2019 as senior vice president of hStream solutions. Mr. McQuigg currently serves as general manager of scheduling solutions. Prior to joining the Company, he co-founded and served as chief executive officer for GoNoodle for thirteen years. Before this role, he co-founded and served as chief executive officer of HealthLeaders.

Kevin O’Hara joined the Company in January 2021 as senior vice president and general manager of platform solutions. Prior to joining the Company, he served as chief product officer for Caresyntax for one year and as chief executive officer for Syus, a predecessor entity, for eight years. He earned a Bachelor of Arts in Public Policy Studies and a J.D. from Vanderbilt University.

Scott Fenstermacher joined the Company in 2012 and served as vice president of sales beginning in 2017 and was promoted to senior vice president of sales in January 2021. He graduated from University of Pittsburg with a Bachelor of Arts and a Bachelor of Science.

Item 1A. Risk Factors

We believe that the risks and uncertainties described below are the material risks facing the Company as of the date of this Annual Report on Form 10-K. Our business, reputation, financial condition, results of operations, and/or prospects could be materially and adversely affected by the occurrence of any of the following risks and uncertainties. Additional risks or uncertainties not presently known to us, or that we currently deem immaterial, also may adversely affect our business, reputation, financial condition, results of operations, and prospects. Therefore, the risk factors below should not be considered a complete list of potential risks we may face. The trading price of our common stock could also decline due to the occurrence of any of the following risks, as well as risks and uncertainties not presently known to us, or that we currently deem immaterial.

Risks Related to the COVID-19 Pandemic

The coronavirus pandemic has adversely impacted our business and could have material adverse impacts on our business or financial results, particularly if negative conditions impacting healthcare organizations persist for a significant period of time or deteriorate.

The COVID-19 pandemic, which spread throughout the world and the United States during 2020 and has resulted in a significant economic downturn, persists despite vaccines beginning to be administered in the United States and abroad. The pandemic continues to cause uncertainty and economic volatility, including with regard to the pandemic’s various and unpredictable impacts on our healthcare customers and our business.

Our business is focused on providing workforce and provider solutions to healthcare organizations. Many healthcare organizations have been, and will likely continue to be, substantially adversely impacted by the COVID-19 pandemic, which has resulted in a substantial reduction in the number of elective surgeries, physician office visits, and other healthcare procedures due to restrictive measures, including quarantines and shelter-in-place orders, as well as general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. Additionally, adverse conditions related to the pandemic have caused, and could continue to cause, certain of our customers to be unable to pay for our products and services in a timely and fulsome manner, or unable to pay at all, which has had, and will likely continue to have, an adverse impact on our financial results. To the extent these trends continue, or our customers are unable to pay due to the deterioration of their businesses as the result of COVID-19, our bad debt may increase and future revenue generating opportunities with those customers may be limited.

Conditions related to the pandemic may also adversely impact the ability or willingness of our customers to renew their contracts with us (or to renew contracts at the same levels) and have adversely impacted the willingness of some customers to expand the quantity and type of solutions they purchase from us. For example, renewing customers that have reduced or expect to reduce the number of their staff due to COVID-19 may not have a need to renew their contracts for as many user subscriptions as purchased under their previous contracts. The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, our ability to enter into contracts with new potential customers. Customers may also be unwilling or unable to pay the same prices for our products and solutions than they have paid in the past, which could negatively impact our results and growth. Many existing or potential customers are not currently allowing vendors, including ourselves, on their premises, which has reduced, and will likely continue to reduce, the ability of our sales team to make sales they otherwise would likely make but for the impact of COVID-19. Our sales opportunities generated from in-person marketing initiatives, such as tradeshows, have also been negatively impacted due to the cancellation of such in-person events, and this has led to, and will likely continue to lead to, lost or delayed sales opportunities. Additionally, we do not recognize revenue until a software product is made available for a customer to use. In this regard, to the extent our customers delay or fail to implement products they have previously purchased, as we have experienced with certain customers since the onset of the pandemic, or to the extent we are unable to fulfill our own implementation backlogs due to COVID-19, our financial results will likely suffer, as may our future prospects.

Our business also relies on a network of partners whose solutions we resell or whose solutions are sold and delivered over our platform. To the extent that COVID-19 results in ongoing or increased business disruption or adverse impacts to our partners, such disruptions and adverse impacts could adversely impact our business as well.

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

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the severity and duration of the pandemic, the timing and availability of widespread medical treatments and vaccines with respect to COVID-19, actions that may be taken by governmental authorities and private businesses to mitigate against the impact of the pandemic, and the ongoing impact of COVID-19 on economic activity and unemployment and underemployment levels. Moreover, COVID-19 developments continue to evolve quickly, and additional developments may occur which we are unable to predict, particularly given the various new strains of the virus that have begun to and may continue to emerge and proliferate.

Developments related to COVID-19 have adversely impacted our business, and could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows, particularly if negative conditions impacting healthcare organizations persist for a significant period of time or deteriorate. In addition, the impact of COVID-19 may exacerbate other risks discussed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K, any of which could have a material effect on us.

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

Our business strategy includes increasing our market share and presence through sales to new customers, additional sales to existing customers, introductions of new products and services, participation in our ecosystem, interoperability and integration with our platform, and maintaining strong relationships with our existing customers. Risks that we may encounter in executing our growth strategy include:

•	expenses, delays, and difficulties in identifying and developing new products or services and integrating such new products or services into our existing organization;
•	inability to leverage or evolve our customer and partner facing technology platform;
•	inability to leverage our operational and financial systems and processes sufficiently to support our growth;
•	inability to generate sufficient revenue from our products to offset investment costs;
•	inability to effectively identify, manage, and benefit from existing and emerging market opportunities;
•	inability to maintain our existing customer relationships;
•	inability to identify, attract, and retain partners;
•	increased competition from new and existing competitors;
•	lengthy sales cycles, or customers delaying purchasing decisions or payments due to economic conditions;
•	reduced spending by customers within our target markets;
•	the loss of a significant customer, including through acquisitions or consolidations;
•	a negative change in the financial condition or creditworthiness of our customers;
•	failure of the market for our products and services to grow to a sufficient size or at a sufficient rate;
•	negative impact on our customers and our business related to the unprecedented impact of COVID-19; and
•	inability to hire sufficient number of qualified employees to execute and support the growth of the Company.

If any of these risks are realized, our business, and our competitive position in the industry, could suffer.

Unfavorable conditions in our industry or the U.S. economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact of changes in our industry or the economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for workforce and provider solutions for healthcare providers. We sell our products and services to large, mid-sized and small organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our products at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions, including in connection with the COVID-19 pandemic as noted above, cause our clients and potential clients to freeze or reduce their headcount or operations, demand for our products may be negatively affected. Historically, as well as in connection with the COVID-19 pandemic, economic downturns have resulted in overall reductions in spending by some healthcare providers as well as pressure from clients and potential clients for extended billing terms. If economic conditions deteriorate, our clients and potential clients may elect to decrease their workforce and provider solutions budgets by deferring or reconsidering purchases, which would limit our ability to grow our business and negatively affect our operating results. In addition, as noted above, there continue to be significant uncertainties associated with the extent and duration of COVID-19’s negative impact on the economy, the healthcare sector, and our financial results. Our business also could be adversely impacted by catastrophic events (particularly in areas where we have office locations and/or where we have network infrastructure), such as fires, earthquakes, hurricanes, natural disasters, civil unrest, geographic instability, terrorist attacks, pandemics or other public health emergencies or the effects of climate change (such as drought, flooding, wildfires, increased storm severity and sea level rise).

We may be unable to effectively identify, complete, or integrate the operations of acquisitions, joint ventures, collaborative arrangements, or other strategic investments, which would inhibit our ability to execute upon our growth strategy.

As part of our growth strategy, we actively review possible acquisitions, joint ventures, collaborative arrangements, or strategic investments that complement or enhance our business, and we completed four acquisitions in 2020, and have completed one acquisition in 2021, as part of this growth strategy. However, we may be unable to source or complete future acquisitions, joint ventures, collaborative arrangements, or other strategic investments on acceptable terms, or at all. In addition, if we finance acquisitions, joint ventures, collaborative arrangements, or other strategic initiatives by issuing equity securities, our existing shareholders may be diluted, which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions, joint ventures, collaborative arrangements, or strategic investments, our performance or prospects may be seriously harmed. Risks that we may encounter in implementing our acquisition, joint venture, collaborative arrangement, or strategic investment strategies include:

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

•	inability to retain key personnel associated with acquired companies, joint ventures, collaborative arrangements, or other strategic investments;
•	loss of material customers or contracts and other key business relations associated with acquired companies, joint ventures, collaborative arrangements, or other strategic investments;
•	diversion of management’s attention from other initiatives and/or day-to-day operations to effectively execute our growth strategy;
•	the incorporation of products associated with acquired companies, joint ventures, collaborative arrangements, or other strategic investments into our product lines;
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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill, or intangible assets which must be assessed for impairment at least annually, or to intangible assets, which are assessed for impairment upon certain triggering events. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our operating results.

We are subject to risks associated with our equity investments, including partial or complete loss of invested capital, and significant changes in the fair value of these investments could adversely impact our financial results.

We have invested in, and may continue to invest in, early-to-late stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on our equity investments. Many such companies generate net losses and the market for their products, services, or technologies may be slow to develop or never materialize.

Further, valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data. We may experience additional volatility to our financial results due to changes in market prices of our marketable equity investments, the valuation and timing of observable price changes or impairments of our non-marketable equity investments, including impairments to such investments due to the COVID-19 pandemic, and changes in the proportionate share of earnings and losses or impairment of our equity investments accounted for under the equity method. This volatility could be material to our results in any particular period.

Our ability to accurately forecast our financial performance for certain products and services may be hindered by customer scheduling.

While the revenue we receive from particular products and services in our subscription business may be predictable during the term of the applicable contract, the performance of our subscription business may become more subject to fluctuations between quarterly periods as our solution offerings diversify and become more sophisticated. Certain professional services contracts are subject to the customers’ involvement in the provision of the product or service. The timing and magnitude of these product and service contracts may vary widely from quarter to quarter and year to year, and thus may affect our ability to accurately forecast our financial performance. In addition, some products can require significant implementation lead times and resources and may require a level of change management efforts from our clients, which may also impact our ability to accurately forecast our financial performance. Additionally, as we expand our revenue generating model such that third parties may pay network connection fees based on sales they make, our ability to forecast revenue from such arrangements may not be predictable. Finally, until the impacts arising from the COVID-19 pandemic have abated, it will continue to be more difficult for us to forecast our financial results.

Our ability to accurately forecast our financial performance may be affected by lengthy and widely varying sales cycles.

The period from our initial contact with a potential customer and such customer’s first purchase of our solution typically ranges from three to nine months, and in some cases may be significantly longer. Sales of additional solutions to existing customers may also experience sales cycles ranging from three to nine months, or longer. The range in the sales cycle can be impacted by multiple factors, including an increasing trend towards more formal request for proposal processes and more competition within our industry, delays associated with the impact of COVID-19, as well as formal budget timelines which impact timing of purchases by target customers. New products, including those that may compete with or replace our former product offerings, tend to have a longer and more unpredictable revenue ramp period because of varying customer adoption rates. As a result of these factors, we have only limited ability to forecast the timing and type of initial sales. This, in turn, makes it more difficult to forecast our financial performance. Additionally, as we expand our revenue generating model such that third parties may pay network connection fees based on sales they make, our ability to forecast revenue from such arrangements may not be predictable.

We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, marketing, or other resources.

Many of our competitors and potential competitors have longer operating histories and significantly greater financial, technical, marketing, or other resources than we do. We encounter direct competition from both large and small companies focused on providing workforce and provider solutions to the healthcare industry. Given the profile and growth of the healthcare industry and the ongoing need for training, simulation, scheduling, credentialing, and other information products and services, it is likely that additional competitors will emerge. Additionally, mergers of or other strategic transactions by our competitors could weaken our competitive position. Moreover, our lack of market diversification resulting from our concentration on the healthcare industry may make us susceptible to losing market share to our competitors who also offer solutions, and in some cases a more robust suite of solutions, to a cross-section of industries. These companies may be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or customer requirements. Further, most of our customer agreements are for terms ranging from one to five years, with no obligation to renew. The terms of these agreements may enable customers to more easily shift to one of our competitors.

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

We have entered into contracts with ecosystem partners, including content, application, infrastructure, technology, and retail channel vendors. Our ability to increase the sales of our products and services depends in part upon maintaining and strengthening relationships with these current and future ecosystem partners. Some of these contracts are on a non-exclusive basis. Certain ecosystem partners may offer multiple products and services, including, in some instances, products or services which may compete with other products and services we offer. Moreover, under contracts with some of our ecosystem partners, we may be bound by provisions that restrict our ability to market and sell our products and services to certain potential customers. The success of these contractual arrangements will depend in part upon the ecosystem partners’ own competitive, marketing, and strategic considerations, including the relative advantages for such ecosystem partners in using alternative products being developed and marketed by them or our competitors, rather than our products and services.

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

Most of our agreements with ecosystem partners are for initial terms of three or more years. These partners may choose not to renew their agreements with us or may terminate their agreements early if we do not fulfill our contractual obligations. If our partners terminate or fail to renew their agreements with us on as favorable terms, such as a reduction in our revenue share arrangement, it could result in a reduction in the number of courses and solutions we are able to distribute, declines in the number of subscribers to our platforms, and decreased revenues. Some of our agreements with our ecosystem partners are non-exclusive, and our competitors offer, or could offer, solutions that are similar to or the same as those we offer. If our current partners offer or otherwise make available their products and services to users or our competitors on more favorable terms than those offered to us, or increase our license fees, our competitive position, revenue, and our profit margins and prospects could be harmed.

We may not be able to develop new products and services, or enhancements to our existing products and services, or be able to achieve widespread acceptance of new products, services, or features, or keep pace with technological developments.

Our growth strategy depends in part on our ability to generate revenue growth through sales to new customers as well as increasing sales of additional subscriptions and other products and services to existing customers. Our identification of additional features, content, products, and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our customer base. Furthermore, we are not able to accurately predict the volume or speed with which existing and new customers may adopt such new products and services. Because healthcare technology continues to change and evolve, we may be unable to accurately predict and develop new products, features, content, and other products to address the needs of the healthcare industry. Further, the new products, services, and enhancements we develop may introduce significant defects into or otherwise negatively impact our technology platform. While all new products and services are subject to testing and quality control, all software and software-based services are subject to errors and malfunctions. If we release new products, services, and/or enhancements with bugs, defects, or errors or that cause bugs, defects, or errors in existing products, it could result in lost revenues and/or reduced ability to meet contractual obligations and would be detrimental to our business and reputation. If new products, features, or content are not accepted or integrated by new or existing customers, we may not be able to recover the cost of this development, and our financial performance may be adversely affected. Continued growth and maintenance of our customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as enhancing our content, product, and service offerings that address the needs of healthcare organizations.

We may be unable to continue to license our third-party software, on which a portion of our product and service offerings rely, or we may experience errors in this software, which could increase our costs and decrease our revenue.

We use technology components in some of our products that have been licensed from third parties. Future licenses to these technologies may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these licenses could result in delays in the introduction of new products and services or could force us to discontinue offering portions of solutions until equivalent technology, if available, is identified, licensed, and integrated. In addition, we could experience customers choosing not to renew their agreements with us or terminating their agreements early if we lose or are unable to maintain licenses to some of our product components. If our customers terminate or fail to renew their agreements with us on as favorable terms, it could result in a reduction in the number of content and solutions we are able to distribute, declines in the number of subscribers to our platforms, and decreased revenues. The operation of our products would be impaired if errors occur in third party technology or content that we incorporate, and we may incur additional costs to repair or replace the defective technology or content. It may be difficult for us to correct any errors in third party products because the products are not within our control. Accordingly, our revenue could decrease, and our costs could increase in the event of any errors in this technology. Furthermore, we may become subject to legal claims related to licensed technology based on product liability, infringement of intellectual property, or other legal theories. Even if these claims do not result in liability to us, investigating and defending these claims could be expensive and time-consuming, and could result in suspension of or interference with certain offerings to our clients and/or adverse publicity that could harm our business.

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

For the year ended December 31, 2020, approximately 96% of our net revenue was derived from SaaS-based subscriptions and software licensing agreements. Our product and service contracts typically range from one to five years in length, and customers are not obligated to renew their contract with us after their contract term expires; in fact, some customers have elected not to renew their contract, and this risk has increased as the result of conditions related to the COVID-19 pandemic. In addition, our customers may renew at a lower pricing or activity level. Our customers’ renewals may decline or fluctuate as a result of a number of factors, including but not limited to, their dissatisfaction with our service, a dissipation or cessation of their need for one or more of our products or services, pricing, or competitive product offerings. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our results of operations and financial condition could be adversely affected.

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

During the year ended December 31, 2020, we recognized approximately 96% of our revenue from customers monthly over the terms of their subscription or licensing agreements, which generally have contract terms ranging from one to five years. As a result, much of the revenue we report in each quarter is related to subscription or licensing agreements entered into during previous quarters. Consequently, a decline in new or renewed subscription or licensing agreements in any one quarter will not necessarily be reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

At December 31, 2020, we had approximately $46.5 million in cash, cash equivalents, and marketable securities. We also have up to $65.0 million of availability under our Revolving Credit Facility, subject to certain covenants, which expires in October 2023.

We actively review possible business acquisitions to complement or enhance our products, services, and technology platforms. We may not have adequate cash and investments or availability under our Revolving Credit Facility to consummate one or more of these acquisitions. We cannot assure you that if we need additional financing, it will be available on terms favorable to us, or at all. Moreover, the COVID-19 pandemic has led to disruption and volatility in financial and capital markets and could lead to future disruption and/or volatility, particularly if public health conditions related to the pandemic deteriorate or persist for a significant period of time. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced.

Goodwill, identifiable intangible assets, long-lived assets, and strategic investments recorded on our balance sheet may be subject to impairment losses that could reduce our reported assets and earnings.

There are inherent uncertainties in the estimates, judgments, and assumptions used in assessing recoverability of goodwill, intangible assets, long-lived assets, and strategic investments. Economic, legal, regulatory, competitive, reputational, contractual, and other factors could result in future declines in the operating results of our business units or market values that do not support the carrying value of goodwill, identifiable intangible assets, long-lived assets, and strategic investments. Moreover, the risk of such declines in operating results and market values may be increased by conditions resulting from the COVID-19 pandemic. If the value of our goodwill, intangible assets, long-lived assets, or strategic investments is impaired, accounting principles require us to reduce their carrying value and report an impairment charge, which would reduce our reported assets and earnings for the period in which an impairment is recognized.

We may be affected by healthcare reform efforts and other changes in the healthcare industry that impact us and our clients.

Our clients are concentrated in the healthcare industry, which is subject to changing regulatory, economic, and political conditions. In the past several years, we have experienced bankruptcies amongst our customers. Additionally, the

COVID-19 pandemic has substantially affected and imposed increased financial pressures on many healthcare organizations. Adverse conditions related to the COVID-19 pandemic have caused, and could continue to cause, certain of our customers to be unable to pay for our products and services in a timely and fulsome manner, or unable to pay at all, which has had, and will likely continue to have, an adverse impact on our financial results. This decrease in creditworthiness among certain of our customers along with other economic challenges facing the healthcare sector caused us to record bad debt expense of $0.3 million, $0.2 million, and $1.0 million in 2020, 2019, and 2018, respectively. Any escalation of these trends could result in our inability to collect amounts owed from existing clients and decrease our ability to gain new clients, which could adversely impact our revenue, results of operations, and ability to execute on our growth strategy.

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

Changes to the Affordable Care Act have created uncertainty on its future. As a result of Congress eliminating the financial penalty associated with the individual mandate, a federal judge in Texas ruled in December 2018 that the mandate was unconstitutional and determined that the rest of the Affordable Care Act was therefore invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate but remanded for further consideration the issue of how this affects the rest of the law. On November 10, 2020, the Supreme Court heard oral arguments, and law remains in place pending the appeals process.

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

Changes in accounting standards issued by the Financial Accounting Standards Board, or FASB, could adversely affect our balance sheet, revenue, and results of operations, and could require a significant expenditure of time, attention, and resources, especially by senior management.

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

We have provided our online products and services for a significant period of time and continue to expand our ability to provide our solutions on both a subscription and transactional basis over the Internet or otherwise. Our future success will depend on our ability to effectively develop and maintain our infrastructure, including procurement of additional hardware and software, integrate and interoperate with third party systems, and to implement the services, including customer support, necessary to meet the demand for our products and services. Our inability from time to time to successfully develop the necessary systems and implement the necessary services on a timely basis may result in our customers experiencing delays, interruptions, and/or errors in their service. Such delays or interruptions may cause customers to become dissatisfied with our service and move to competing providers of workforce and provider solutions services. If this happens, our reputation, results of operations, and financial condition could be adversely affected.

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

We must continue to obtain reasonably priced, commercially available hardware, operating software, and hosting services, as well as continue to enhance our software and systems to accommodate the increased use of our platform, the increased content in our library, the expanding amount and type of data we store on behalf of our customers, and the resulting increase in operational demands on our business, including as imposed by new and changing legal and regulatory requirements applicable to our business. Decisions about hardware and software enhancements are based in part on estimated forecasts of the growth in demand for our services. This growth in demand for our services is difficult to forecast and the potential audience for our services is widespread and dynamic. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our customers may encounter delays or disruptions in their service. Unscheduled downtime or reduced response time of our platforms could harm our business and could discourage current and potential customers from using or continuing to use our services and reduce future revenue. If we are unable to acquire, update, or enhance our technology infrastructure and systems quickly enough to effectively meet increased operational demands on our business, that may also have an adverse effect on our results of operations or financial condition. Further, our applications necessarily must integrate with a variety of systems and technologies. As we develop our platforms and rely on ever changing and improving technologies, we may be impeded by our customers’ and ecosystem partners’ inability to adopt new technologies and technology standards upon which new platform enhancements may be based.

Our network infrastructure and computer systems and software may fail.

An unexpected event (including but not limited to a cyber-security incident, such as ransomware attack, security compromise, or other attempts to misappropriate our confidential information; telecommunications failure; vandalism; fire; earthquake; public health crises; epidemics or pandemics; or other catastrophic loss) at or impacting our Internet service providers’ facilities, our on-site data center facilities, or our public-cloud infrastructure providers, could cause the loss of critical data and prevent us from offering our products and services for an unknown period of time. Moreover, the ongoing COVID-19 pandemic could have a significant adverse operational impact on these facilities and/or these providers on which we rely, as such providers continue to navigate their own challenges resulting from their employee basis continuing to work remotely and other impacts of the pandemic. System downtime could negatively affect our reputation and ability to sell our products and services and may expose us to significant third-party claims. Our cyber liability and business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our infrastructure and network systems, and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems and software, and our customers may encounter delays. Such disruptions could harm our reputation and cause customers to become dissatisfied and possibly take their business to a competing provider, which would adversely affect our financial performance.

A data breach or security incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, the Family Educational Rights and Privacy Act (“FERPA”), the Health Information Technology for Economic and Clinical Health Act (HITECH), foreign data privacy regulations, federal and state privacy laws, consumer protection laws, common law theories or other laws, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise could adversely impact our business.

There are a variety of other state, national, foreign, and international laws and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer, and other processing of personal data, such as the California Consumer Protection Act (CCPA), which was recently significantly modified by the California Privacy Rights Act (CPRA), as well as the European Union’s General Data Protection Regulation (GDPR). The CCPA and CPRA apply broadly to information that identifies or is associated with any California household or individual, and compliance with the CCPA and CPRA may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. In addition, other states, including Virginia and Washington, may pass new privacy legislation, which may lead to additional operational impact and costs for us to comply. Further, many foreign data privacy regulations (including the GDPR and China’s Cybersecurity Law) can be more stringent than those in the United States. These laws and regulations are rapidly evolving and changing and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, affect our customers’ willingness to permit us to use and store personal data, prevent us from selling our products or services, and/or affect our ability to invest in or jointly develop products. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations.

We collect and store sensitive information, including intellectual property, individually identifiable health information, provider credentialing and privileging data, education records, and other personal information, on our networks. The secure maintenance of this information is critical to our business operations. As a result, the continued development and enhancement of controls, processes, and practices designed to protect our information systems from attack, damage, or unauthorized access remain a priority for us. If the security measures that we use to protect customer or personal information are ineffective, we may lose users of our services, which could reduce our revenue, tarnish our reputation, and subject us to significant liability. In addition, if our subcontractors, subprocessors, or various other vendors on which we rely fail to use adequate security or data protection processes or use personal date in an unpermitted or improper manner, we may be liable for certain losses and may damage our reputation.

We have implemented multiple layers of security measures to protect confidential data that we collect and store through technology, processes, and our people, and our defenses are monitored and routinely tested internally and by external parties. We rely, in part, on security and authentication technology licensed from third parties. With this technology, we perform real-time credit card authorization and verification, as well as the encryption of other selected secure customer data. We cannot predict whether these security measures could be circumvented by new technological developments. Further, the audit processes, penetration and vulnerability testing, and controls used within our production platforms, may not be sufficient to identify and prevent errors or deliberate misuse. In addition, our software, databases, and servers may contain vulnerabilities or irregularities that lead to computer viruses, physical or electronic attacks, and similar disruptions. We may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties. For example, third party IT vendors may not provide us with fixes or updates to hardware or software in a manner as to avoid an unauthorized loss, access, or disclosure of data or to address a known vulnerability, which may subject us to known threats and cause system failures or disruptions. Third party vendors that store or have access to our data may not have effective controls, processes, or practices to protect our information from attack, damage, or unauthorized access. A breach or attack affecting any of these third parties could harm our business. We cannot assure that we can prevent all security breaches.

Despite these efforts, a data breach or security incident could result from a variety of circumstances and events, including third-party action or inaction, system errors or downtime, employee negligence or error, malfeasance, failures during the process of upgrading or replacing software, databases, or components thereof, power outages, hardware failures, telecommunication failures, user errors, catastrophic events, or threats from malicious persons and groups, new vulnerabilities, and advanced new attacks against information systems. Data incidents could result in interruptions, delays, loss, access, misappropriation, and disclosure or corruption of data which could damage our reputation and could otherwise adversely impact our business. Like many other organizations, we have experienced data incidents from time to time in the course of our business and handled these incidents in accordance with our internal policies and understanding of the applicable laws. There can be no assurance that we will not be subject to data incidents that bypass our security measures, result in loss of confidential information, or dispute our information systems or business. In addition, data incidents could expose us and our customers to liability under privacy, security, and consumer protection laws, such as HIPAA, FERPA, CCPA, and CPRA and foreign data privacy regulations, or litigation under these or other laws, including common law theories, and subject us to federal and state governmental inquiries or enforcement, especially if a large number of individuals are affected or if the compromised information is highly sensitive. Our cyber liability and business interruption insurance may not adequately compensate us for losses that may occur. We may need to spend significant resources to protect against security breaches or to alleviate problems caused by any breaches.

Furthermore, we have acquired a number of companies, products, services, and technologies in recent years, including four acquisitions completed during 2020 and one acquisition that has been completed during 2021. Although we devote significant resources to address any security issues with respect to such acquisitions, we still may inherit additional security risks when we integrate those companies within HealthStream. Moreover, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may lose trust in the security of our solutions in general.

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

We may be required to indemnify against such claims and defending against any such claims could be costly and time-consuming and could negatively affect our business.

The expiration of our legacy agreements with Laerdal could adversely affect our business and future results of operations.

Our legacy agreements with Laerdal (Legacy Agreements) for the HeartCode and Resuscitation Quality Improvement (RQI) products expired pursuant to their terms on December 31, 2018 and were not renewed. Revenues associated with sales of HeartCode and RQI products pursuant to the Legacy Agreements have been significant in recent years, although margins on such products have been lower than HealthStream’s average margin. Revenues from these products were $58.9 million in 2019 and $38.4 million in 2020 and will be approximately zero beginning with the first quarter of 2021.

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

Risks Related to Government Regulation, Content, and Intellectual Property

Government regulation may subject us to investigation, litigation, or liability or require us to change the way we do business.

The laws and regulations that govern our business change rapidly. Evolving areas of law that are relevant to our business include privacy and security laws, proposed encryption laws, content regulation, information security accountability regulation, sales and use tax laws, and regulations and attempts to regulate activities on the Internet. For example, we are directly subject to certain requirements of the HIPAA privacy and security regulations. In addition, we are required through contracts with our customers known as “business associate agreements” to protect the privacy and security of certain personal and health related information. Further, government laws and regulations, such as the Affordable Care Act, that directly affect our customers, can have an indirect impact on our business. We may also be required to develop features, enhancements, or modifications to our products to support our customers’ evolving compliance obligations. This may require us to divert development and other resources from other areas, incur significant expenditures, or, if we are unsuccessful in delivering these features, enhancements, or modifications, result in monetary damages, loss of revenue or customers, reputational harm, or other adverse impacts to our business.

We may lose sales from existing or potential customers or incur significant expenses if states are successful in imposing state sales and use taxes on our services to a greater degree than is currently the case or we inherit potential state sales and use tax compliance issues in connection with acquisitions we may make from time to time. A successful assertion by one or more states that we should collect sales or uses taxes on the sale of our services to a greater degree than is our current practice could result in substantial tax liabilities for past sales, decrease our ability to compete on pricing with other vendors, and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we believe no compliance is necessary.

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

While we strive to adhere our practices and procedures to the laws that are applicable to our business, they are subject to evolving rules and regulations, interpretations, and regulator discretion. To the extent a regulator or court disagrees with our interpretation of these laws and determines that our practices are not in compliance with applicable laws and regulations, we could be subject to civil and criminal penalties that could adversely affect the continued operation of our business, including significant fines or monetary damages and/or penalties. In addition, failure to comply with applicable legal or regulatory requirements in the U.S. or in any of the countries in which we operate could result in significant legal and financial exposure, damage to our reputation, subject us to contractual penalties (including termination of our customer agreements), adversely affect our ability to retain clients and attract new clients, or otherwise have a material adverse effect on our business operations, financial condition and results of operations.

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

We may be liable to third parties for the content sold or made available by us if the text, graphics, software, or other content therein violates copyright, trademark, or other intellectual property rights, if our ecosystem partners violate their contractual obligations to others by providing content that we sell or make available, or if the content is inaccurate, incomplete, or does not conform to accepted standards of care in the healthcare profession. Further, we may be liable to these ecosystem partners if we allow access or release and lose control of their intellectual property stored on our platform either due to security issues or through improper release to customers who have not paid for access to such intellectual property. We attempt to minimize these types of liabilities by requiring representations and warranties relating to our intellectual property partners’ ownership of the rights to distribute as well as the accuracy of their intellectual property. We also take measures to review this intellectual property ourselves. Although our agreements with our ecosystem partners in most instances contain provisions providing for indemnification by the ecosystem partners in the event of inaccurate intellectual property, our ecosystem partners may not have the financial resources to meet these indemnification obligations. Alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs, and diverting management’s attention away from our business.

Protection of certain intellectual property may be difficult and costly, and our inability to protect our intellectual property could reduce the value of our products and services or reduce our competitive advantage.

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

Our business could be harmed if unauthorized parties infringe upon or misappropriate our intellectual property, proprietary systems, content, platform, services, or other information or the intellectual property of our ecosystem partners. Our efforts to protect our intellectual property through copyright, trademarks, trade secrets, patents, and other forms of protection, as well as our efforts to protect the intellectual property of our ecosystem partners, may not be adequate. For instance, we may not be able to secure trademark or service mark registrations for marks in the United States or in foreign countries, or to secure patents for our proprietary products and services, and even if we are successful in obtaining patent and/or trademark registrations, these registrations may be opposed or invalidated by a third party. We also have certain contractual obligations to protect the intellectual property of our ecosystem partners and could be required to indemnify such ecosystem partners if we do not adequately provide such protections.

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

Our sources of data might restrict our use of or refuse to license data, which could adversely impact our ability to provide certain products or services.

A portion of the data that we use is either purchased or licensed from third parties or public records or is obtained from our customers for specific customer engagements. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, if new laws or regulations impose restrictions on our use of the data or regulators’ or courts’ interpretations result in restrictions of the data that we currently use in our products and services, or a large number of data providers withdraw their data from us, our ability to provide our products and fulfil our contractual obligations to our customers could be materially adversely impacted.

Risks Related to International Operations

We face risks arising from our international operations.

Following our acquisition of ANSOS, which was completed in December 2020, we have international offices and/or operations in several countries outside of the United States, including Canada, Australia, and New Zealand. Conducting our business internationally, particularly with expansion into countries in which we have limited experience, subjects us to a variety of risks that that we do not necessarily face to the same degree in the US. These risks include, among others:

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties, or other trade restrictions;
•	differing labor regulations;
•	regulations relating to data security and the unauthorized use of, or access to, commercial and personal information;
•	potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery, and other similar laws and regulations, including the US Foreign Corrupt Practices Act;
•	greater difficulty in supporting and localizing our products;
•	unrest and/or changes in a specific country’s or region’s social, political, legal, health, or economic conditions;
•

challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits, and compliance programs;

•	currency exchange rate fluctuations;
•	limited or unfavorable intellectual property protection;

•	competition with companies or other services that may understand local markets better than we do;
•	increased financial accounting and reporting burdens, and complexities associated with implementing and maintaining adequate internal controls; and
•	restrictions on repatriation of earnings.

Risks Related to Provisions in Our Organizational Documents and Tennessee Corporate Law

It may be difficult for a third party to acquire our company.

Tennessee corporate law and our charter and bylaws contain provisions that could delay, defer, or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. These provisions in our organizational documents:

•

authorize us to issue "blank check" preferred stock, which is preferred stock that can be created and issued by the board of directors, without prior shareholder approval, with rights senior to those of common stock;

•	provide for a staggered board of directors comprised of three classes such that it would take three successive annual meetings to replace all directors;
•	prohibit shareholder action by written consent;
•	do not provide shareholders with the right to call a special shareholders meeting; and
•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by shareholders at a meeting.

In addition, we are subject to certain provisions of Tennessee law which limit, in some cases, our ability to engage in certain business combinations or transactions with significant shareholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is located in Nashville, Tennessee, which is primarily used to support our workforce solutions operations and corporate functions. Our lease for approximately 92,000 square feet at this location will end in October 2031. As of December 31, 2020, we leased other facilities in Nashville, Tennessee; San Diego, California; Chicago, Illinois; Denver, Colorado; Boulder, Colorado; Savannah, Georgia; Durham, North Carolina; Raleigh, North Carolina; and Christchurch, New Zealand.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “HSTM”. Our common stock began trading on the Nasdaq National Market on April 14, 2000.

As of February 18, 2021, the Company had a total of 7,375 shareholders, including 967 registered holders and 6,408 beneficial holders.

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

See the table labeled Securities Authorized for Issuance Under Equity Compensation Plans to be contained in our 2021 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

STOCK PERFORMANCE GRAPH

The graph below matches HealthStream, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2015 to 12/31/2020.

The comparisons in the graph below are based on historical data and are not necessarily indicative of future performance of our common stock.

	12/15	12/16	12/17	12/18	12/19	12/20

HealthStream, Inc.	100.00	113.86	105.27	114.32	128.75	103.38
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
NASDAQ Computer & Data Processing	100.00	107.35	150.04	152.52	213.66	305.01

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

On March 13, 2020, the Company announced a share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to $30.0 million of its common stock. Pursuant to this authorization, repurchases have been made, and may continue to be made from time to time, in the open market through privately negotiated transactions or otherwise, including under a Rule 105b-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws in accordance with specific prearranged terms related to timing, price, and volume (among others), without further direction from the Company. Under this program, during 2020 the Company repurchased 957,367 shares of common stock at an aggregate fair value of $20.0 million, reflecting an average price per share of $20.89 (excluding the cost of broker commissions). In addition, any future repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program will terminate on the earlier of March 12, 2021 or when the maximum dollar amount has been expended. The table below sets forth activity under the stock repurchase plan for the three months ended December 31, 2020.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (October 1 - October 31)	119,587	$18.84	119,587	$—
Month #2 (November 1 - November 30)	74,937	18.82	74,937	—
Month #3 (December 1 - December 31)	—	—	—	—
Total	194,524	$18.83	194,524	$10,000,029
(1) The weighted average price paid per share of common stock does not include the cost of broker commissions.

Item 6. Selected Financial Data

Not applicable.

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

The following discussion addresses our 2020 and 2019 results and year-to-year comparisons between 2020 and 2019. A discussion of year-to-year comparisons between 2019 and 2018 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 26, 2020, under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

HealthStream provides workforce and provider solutions for healthcare organizations—all designed to support the people that deliver patient care, which in turn, supports the improvement of business and clinical outcomes. Workforce Solutions products are used by healthcare organizations to meet a broad range of their clinical development, talent management, training, certification, scheduling, competency assessment, and performance appraisal needs. Provider Solutions products are used by healthcare organizations for provider credentialing, privileging, and enrollment needs. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry.

Revenues for the year ended December 31, 2020 were $244.8 million, compared to $254.1 million for the year ended December 31, 2019, a decrease of 4% primarily due to a decline of $20.5 million from the legacy resuscitation products partially offset by increases in other workforce and provider revenues, including revenues from recent acquisitions, of $11.2 million. Gross margins improved to 63.5% during 2020 compared to 59.1% in 2019. Operating income increased by

7% to $15.8 million for 2020, compared to $14.7 million for 2019. Income from continuing operations decreased by 1% to $14.1 million for 2020, compared to $14.2 million for 2019. Earnings per share (EPS) from continuing operations were $0.44 per share (diluted) for both 2020 and 2019, respectively. Net income decreased to $14.1 million for 2020, compared to $15.8 million for 2019. Earnings per share were $0.44 per share (diluted) for 2020, compared to $0.49 per share (diluted) for 2019. Revenues from Workforce Solutions declined by 5%, or $11.0 million, and revenues from Provider Solutions grew by 4%, or $1.7 million. As of December 31, 2020, the Company had approximately 4.22 million contracted subscriptions to hStreamTM, our Platform-as-a-Service technology. During 2020, the Company completed four acquisitions for approximately $121.3 million in cash and made approximately $20.0 million of share repurchases. As of December 31, 2020, cash and investment balances approximated $46.5 million, and the Company maintained full availability under its $65.0 million revolving credit facility.

Since the beginning of 2019, we have completed seven acquisitions. We acquired Providigm in January 2019, and we acquired substantially all the assets of CredentialMyDoc in December 2019. Moreover, in March 2020, we acquired NurseGrid, in October 2020, we acquired ShiftWizard, and in December 2020, we acquired ANSOS as well as substantially all the assets of myClinicalExchange. In January 2021, we acquired ComplyALIGN. For additional information regarding acquisitions, please see Note 8 of the Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report.

IMPACT AND RESPONSE TO COVID-19 PANDEMIC

The COVID-19 pandemic, which spread throughout the world and the United States during 2020 and has resulted in a significant economic downturn, persists despite vaccines beginning to be administered in the United States and abroad. While the vaccines currently approved for distribution appear promising, uncertainty remains regarding the extent to which the availability of these vaccines will positively impact public health conditions and whether new, potentially more contagious and/or virulent strains of COVID-19 may pose additional public health risks. The pandemic continues to cause uncertainty and potential economic volatility, including with regard to the pandemic’s various and unpredictable impacts on our healthcare customers and our business.

Our business is focused on providing workforce and provider solutions to healthcare organizations, and as such the pandemic’s adverse impact on healthcare organizations has resulted in an adverse impact on our Company. Although we believe that COVID-19 did not have a significant negative impact on our revenues or net income during 2020, certain developments related to COVID-19 have negatively impacted, and are expected to continue to negatively impact, our business during 2021 and potentially thereafter, as described below. In particular, sales cycles have been delayed or postponed such that declines in sales bookings by customers during 2020 will result in a negative impact to revenue and earnings in 2021 and potentially thereafter.

Our operating income for the year ended December 31, 2020 benefited from a temporary reduction of operating expenses related to COVID-19 conditions, but the operating expense reduction itself—despite its positive impact on operating income—is indicative of the negative impact the pandemic is having on new bookings and renewals. We have experienced, and expect to continue to experience, delayed and reduced bookings and renewals due to the pandemic. Given that we sell multiple year subscriptions to our solutions, the revenue impact of lost or delayed sales in a given period generally does not manifest until future periods, just as the revenue we recognize in a given period is generally the result of sales from a prior period. Since mid-March 2020, our sales organization has been unable to travel and conduct onsite sales meetings with existing or prospective customers, and we have also cancelled tradeshows, which typically provide future sales opportunities. As a result, operating income benefitted from a $3.6 million reduction in operating expense related to the discontinuance of travel and a $0.8 million reduction in operating expenses related to the cancellation of tradeshows during 2020 compared to 2019.

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

In February 2020, our customers began using our proprietary technology platform to author and deliver COVID-19 training and education courses to their staff as they began to prepare for caring for COVID-19 patients. In March 2020, we made available to all caregivers, free of charge, a curated library of proprietary content and to our customers, a bundle of cross-training courses to further their staff’s preparation to deliver safe and effective care to COVID-19 patients. This has resulted in approximately 3.9 million course completions related to COVID-19 through December 31, 2020, including courses self-authored by customers and proprietary courses, over our technology platform. Additionally, as previously announced, HealthStream, in partnership with the State of Tennessee Office of the Governor, has been providing its COVID-19 Rapid Response Program, which includes training bundles and its workforce platform, along with other workforce resources to support the state’s efforts to rapidly train new, returning, and current caregivers who are volunteering to work in Alternate Healthcare Facilities that have been set-up across the state. This COVID-19 Rapid Response Program continues to be provided free of charge.

Additionally, to promote the safety and well-being of our employees, we required our entire workforce to begin working remotely from home beginning March 16, 2020, and the entire workforce continues to work remotely to date. We have not established a date to return to non-remote working conditions.

Many healthcare organizations have been, and will likely continue to be, substantially adversely impacted by the COVID-19 pandemic. The period of time over which this adverse impact continues, the extent to which certain healthcare organizations continue to receive and/or are eligible to utilize governmental funds as the result of federal stimulus and relief measures, and ongoing public health conditions related to the pandemic are important factors that may impact our business. The pandemic has resulted in a significant reduction of revenue generating services for many healthcare organizations, such as elective surgeries and other elective procedures, while, in some cases, the cost of providing emergency care as the result of treating COVID-19 cases has increased; however, some healthcare organizations have been able to offset, at least in part, adverse impacts from the pandemic with the benefit of governmental funds received as the result of federal stimulus and relief measure as noted above. Healthcare organizations are likely to continue to be adversely impacted by the pandemic, particularly if hospitalizations related to COVID-19 show surges similar to those experienced at various times in 2020.

In light of adverse developments with respect to healthcare organizations as noted above, we are continuing to monitor the ability or willingness of our customers to:

•	pay for our solutions in a timely manner, in full, or at all;
•	implement solutions they have purchased from us; and
•	renew existing or purchase new products or services from us.

We monitor our cash position and credit exposure by evaluating, among other things, weekly cash receipts, days sales outstanding (DSO), customer requests to modify payment or contract terms, and bankruptcy notices. We experienced modest increases in DSO during 2020 compared to 2019 as a result of slower payments from customers, while bad debts were not significantly different from pre-pandemic levels. While we have not experienced any adverse impacts to customer defaults resulting from COVID-19, we are unable to know whether or to what extent future negative trends related to the pandemic may arise or increase over time. Any deterioration in the collectability (or the timing of payments) of our accounts receivable will adversely impact our financial results.

The timing of implementation of our services is also relevant to our business because our software solutions do not result in revenue recognition until they are made available for use. To the extent our customers delay or fail to implement products they have previously purchased, our financial results will be adversely impacted. While we have experienced a negative impact from certain implementation delays related to COVID-19, these delays have not been consistent across products or across customers. Our Provider Solutions business segment has, in some instances, been more sensitive to implementation delays than our Workforce Solutions segment as the result of complexities associated with implementing certain of the solutions offered through that business segment.

Conditions related to the pandemic have also adversely impacted the ability or willingness of some customers to renew their contracts with us, or to renew contracts at the same levels. For example, renewing customers that have reduced or expect to reduce the number of their staff due to COVID-19 may not have a need to renew their contracts for as many user subscriptions as purchased under their previous contracts. Pandemic-related conditions have also delayed or otherwise adversely impacted our ability to enter into contracts with new potential customers, as some potential customers have been focused on dealing with the impact and demands that COVID-19 is having on their businesses. In addition, many existing or potential customers are not currently allowing vendors, including representatives of the Company, on their premises, which has reduced, and will likely continue to reduce, the ability of our sales team to make sales they otherwise would likely make but for the impact of COVID-19. In addition, our customers’ uncertainties due to COVID-19, combined with the inability to travel and conduct tradeshows, has had, and is likely to continue to have, a negative impact on our sales volumes. As the pandemic has persisted, we have, however, continued to evolve our sales approach such that our sales representatives are in frequent contact with customers via video conference and other remote means that do not require physical travel or onsite visits to our customers’ facilities. While COVID-19 has had a negative impact on sales volumes, particularly at times when surges in hospitalizations reach or threaten to outpace the capacity of our customers to respond while also maintaining their standard operations, sales have continued throughout the pandemic albeit at a reduced bookings volume.

Our business also relies on a network of partners whose solutions we resell or whose solutions are sold and delivered over our platform. At least one of our partners has declared and emerged from bankruptcy during the pandemic, though such partner’s operations were not discontinued as part of the bankruptcy process. To the extent that COVID-19 results in ongoing or increased business disruption or adverse impacts to our partners, such disruptions and adverse impacts could adversely impact our business.

Given the uncertainty surrounding the adverse impacts that COVID-19 could have on our business, we took certain expense management measures in 2020, which included:

•	Foregoing increases to base salaries in 2020, including executive base salaries, though we expect base salary increases to be reinstated in the normal course in 2021.
•	Limiting hiring to critical positions, though we expect hiring to return to at or near pre-pandemic levels in 2021.
•	For a period of time during 2020, limiting the Company’s match to the 401(k) Plan to the previously approved 1% level, rather than providing for a greater match as we did in the prior two years.
•	Restricting employee business travel.
•	Cancelling tradeshows and other events where large gatherings may occur.
•	Requesting key vendors of ours to allow payment term extension without penalty.
•	Evaluating iterative reductions to our capital expenditures to be deployed on an as-needed basis.

These expense management measures contributed to the decrease in our operating expenses, which declined by approximately $5.6 million (prior to giving effect to the actions noted in the paragraph below) during 2020 compared to 2019. Additionally, we are continuing to monitor developments regarding the COVID-19 pandemic and may undertake further expense management initiatives in 2021 if we deem necessary.

The Company’s financial performance during the pandemic has remained solid, partly due to the above expense control measures. While we believe these expense control measures have been prudent in light of conditions that have been impacting our business, we also intend to continue striking a balance to ensure that our operations are financially stable for the future and that we continue to achieve our growth objectives. In particular, our employees are vitally important to our success and have made numerous contributions during these unprecedented times. Although we forewent salary increases for 2020, and limited the Company’s 401(k) match to one percent for a period of time during 2020 following the onset of the pandemic as noted above, during the third quarter of 2020 we elected to provide our employees, excluding executive officers, with a supplemental payroll payment and an increase of our 401(k) match from one percent to two percent for all employees. The supplemental payroll payment approximated the dollar amount of salary increases that were foregone in 2020 as noted above. The impact of these two items reduced 2020 operating income by approximately $2.1 million.

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

Our contracts with customers often contain promises for multiple goods and services. For these contracts, the Company accounts for the promised goods and services in its contracts as separate performance obligations if they are distinct. The contract price, which represents transaction price when the contract reflects a fixed fee arrangement, or management’s estimate of variable consideration including application of the constraint when the contract does not have a fixed fee, is allocated to the separate performance obligations on a relative standalone selling price basis. We generally determine standalone selling prices based on the standard list price for each product, taking into consideration certain factors, including contract length and the number of subscriptions within the contract.

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

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. We assess the realizability of our deferred tax assets, and to the extent that we believe a recovery is not likely, we establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. As of December 31, 2020, the Company established a valuation allowance of $0.6 million for the portion of its deferred tax assets that are not more likely than not expected to be realized, compared to a valuation allowance of $64,000 as of December 31, 2019.

Software Development Costs

Capitalized software development includes costs to develop, acquire, and maintain our products and applications, including our SaaS-based workforce and provider solutions products, which are accounted for as internal use software. For internal use software development, once planning is completed and the software development process begins, internal costs and payments to third parties associated with the software development efforts are capitalized when the life expectancy is greater than one year and the anticipated cash flows are expected to exceed the cost of the related asset. During 2020 and 2019, we capitalized $17.9 million and $14.1 million, respectively, for software development and content. Such amounts are included in the accompanying Consolidated Balance Sheets under the caption capitalized software development. The Company amortizes capitalized software development costs over their expected life of generally three years using the straight-line method. Capitalized software development costs are subject to a periodic impairment review in accordance with our impairment review policy.

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

Allowance for Doubtful Accounts

The Company estimates its allowance for doubtful accounts based on its historical collection experience, a review in each period of the status of the then-outstanding accounts receivable, and external market factors. Uncollectible receivables are written-off in the period management believes it has exhausted its ability to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is required. Our allowance for doubtful accounts totaled $0.5 million and $0.8 million as of December 31, 2020 and 2019, respectively.

RESULTS OF OPERATIONS

Revenues and Expense Components

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Revenues, net. Revenues for our Workforce Solutions business segment primarily consist of the following products and services: provision of services through our hStreamTM platform, learning management applications, a variety of training and development content subscriptions, staff scheduling software solutions, competency and performance appraisal tools, and training, implementation and consulting services to serve professionals that work within healthcare organizations. Revenues for our Provider Solutions business segment are generated from our proprietary software and SaaS-based applications to help facilitate provider credentialing, privileging, call center, and enrollment administration for healthcare organizations.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues (excluding depreciation and amortization) consists primarily of salaries and employee benefits, stock based compensation, employee travel and lodging, materials, contract labor, hosting costs, and other direct expenses associated with revenues, as well as royalties paid by us to content providers. Personnel costs within cost of revenues are associated with individuals that facilitate product delivery, provide services, handle customer support calls or inquiries, manage the technology infrastructure for our applications, manage content, and provide training or implementation services.

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

Other General and Administrative Expenses. Other general and administrative expenses consist primarily of salaries and employee benefits, stock based compensation, employee travel and lodging, facility expenses, office expenses, fees for professional services, business development and acquisition-related costs, third party software licensing for internal use, and other operational expenses. Personnel costs within general and administrative expenses include individuals associated with normal corporate functions (accounting, legal, business development, human resources, administrative, internal information systems, and executive management).

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized software development.

Other Income, Net. The primary component of other income is interest income related to interest earned on cash, cash equivalents, and investments in marketable securities. The primary component of other expense is interest expense related to our revolving credit facility. In addition, the income or loss attributed to equity method investments and fair value adjustments related to non-marketable equity investments is included in this category.

2020 Compared to 2019

Revenues, net. Revenues decreased approximately $9.3 million, or 4%, to $244.8 million for 2020 from $254.1 million for 2019. A comparison of revenues by business segment is as follows (in thousands):

	Year Ended December 31,
Revenues by Business Segment:	2020	2019	Percentage Change
Workforce Solutions	$197,587	$208,599	-5%
Provider Solutions	47,239	45,513	4%
Total revenues, net	$244,826	$254,112	-4%

% of Revenues
Workforce Solutions	81%	82%
Provider Solutions	19%	18%

Revenues for Workforce Solutions, which are primarily subscription-based, decreased $11.0 million, or 5%, to $197.6 million in 2020 from $208.6 million in 2019. Revenues in 2020 were negatively impacted by lower revenues from our legacy resuscitation products, which were $38.4 million for 2020 compared to $58.9 million for 2019, a decrease of $20.5 million. Other workforce revenues, including revenues from acquisitions during 2020, increased by $9.4 million, or 6%, and included growth in platform and content subscriptions of $7.1 million, or 5%. Revenues from acquisitions during 2020 were approximately $2.3 million, net of deferred revenue write-downs. At December 31, 2020, the Company had 4.22 million contracted subscriptions to hStreamTM, our Platform-as-a-Service technology, as compared to 3.15 million contracted subscriptions at December 31, 2019.

Revenues for Provider Solutions increased $1.7 million, or 4%, to $47.2 million for 2020 from $45.5 million for 2019. Revenue growth in 2019 was primarily attributable to revenues from the CredentialMyDoc acquisition completed in December 2019.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues decreased $14.6 million, or 14%, to $89.3 million for 2020 from $103.9 million for 2019. Cost of revenues as a percentage of revenues was 36% and 41% of revenues for 2020 and 2019, respectively

Cost of revenues for Workforce Solutions decreased $15.1 million to $73.5 million and approximated 37% and 42% of revenues for Workforce Solutions for 2020 and 2019, respectively. The decrease is primarily associated with the lower royalty expense associated with the decline in the legacy resuscitation revenues along with the favorable $3.4 million contractual adjustment that resulted in a decrease to royalty expense upon the resolution of a mutual disagreement relating to various elements of a past partnership recorded in the first quarter of 2020. These declines in cost of revenues were partially offset by an increase in personnel associated with the 2020 acquisitions. Cost of revenues for Provider Solutions increased $0.5 million to $15.8 million and approximated 34% of Provider Solutions revenues for both 2020 and 2019. The increase is primarily associated with additions to personnel and increased contract labor costs, partially offset by a reduction in travel and entertainment costs resulting from the COVID-19 pandemic conditions as set forth above.

Product Development. Product development expenses increased $3.2 million, or 11%, to $32.3 million for 2020 from $29.1 million for 2019. Product development expenses as a percentage of revenues were 13% and 11% of revenues for 2020 and 2019, respectively.

Product development expenses for Workforce Solutions increased $1.6 million to $25.5 million and approximated 13% and 11% of revenues for Workforce Solutions for 2020 and 2019, respectively. The increase is primarily due to an increase in personnel associated with the 2020 acquisitions, partially offset by a decrease in travel and entertainment costs resulting from the COVID-19 pandemic conditions as set forth above. Product development expenses for Provider Solutions increased $1.6 million to $6.8 million and approximated 14% and 11% of revenues for Provider Solutions for 2020 and 2019, respectively. The increase is primarily due to increased personnel and contract labor over 2019.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased $2.6 million, or 7%, to $35.3 million for 2020 from $37.9 million for 2019. Sales and marketing expenses were 14% and 15% of revenues for 2020 and 2019, respectively.

Sales and marketing expenses for Workforce Solutions decreased $2.7 million to $28.0 million and approximated 14% and 15% of revenues for Workforce Solutions for 2020 and 2019, respectively. The decrease is primarily due to lower sales commissions, consistent with the decreases in revenues, decreases in travel and entertainment expenses as well as tradeshow expenses as a result of the COVID-19 pandemic conditions as set forth above, and declines in general marketing expenses, but were partially offset by increases to personnel associated with the 2020 acquisitions. Sales and marketing expenses for Provider Solutions increased $62,000 to $6.2 million and approximated 13% and 14% of revenues for Provider Solutions for 2020 and 2019, respectively. The unallocated corporate portion of sales and marketing expenses were approximately $1.1 million for both 2020 and 2019.

Other General and Administrative Expenses. Other general and administrative expenses increased $1.3 million, or 3%, to $41.9 million for 2020 from $40.6 million for 2019. Other general and administrative expenses as a percentage of revenues were 17% and 16% of revenues for 2020 and 2019, respectively.

Other general and administrative expenses for Workforce Solutions increased $1.7 million to $16.1 million and approximated 8% and 7% of revenues for Workforce Solutions for 2020 and 2019, respectively. The increase is primarily due to the 2020 acquisitions and increases in technology infrastructure expenses. Other general and administrative expenses for Provider Solutions decreased $0.3 million to $3.4 million and approximated 7% and 8% of revenues for Provider Solutions for 2020 and 2019, respectively. The decrease is primarily due to a reduction in professional services and compensation expenses. The unallocated corporate portion of other general and administrative expenses approximated $22.5 million in both 2020 and 2019. The mix of costs was influenced by an increase in acquisition-related expenses and other professional service expenses but was almost entirely offset by reductions in contract labor, share based compensation, office expenses, and travel.

Depreciation and Amortization. Depreciation and amortization increased $2.3 million, or 8%, to $30.2 million for 2020 from $27.9 million for 2019. The increase resulted from higher amortization of capitalized software and intangibles resulting from our recent acquisitions.

Other Income, Net. Other income, net was $2.0 million for 2020 compared to $3.2 million for 2019. The decrease is due to lower interest income due to reductions in bond yields and bank deposit interest rates partially offset by the $1.2 million gain associated with the change in fair value of the non-marketable equity investment in NurseGrid prior to the acquisition of NurseGrid on March 9, 2020.

Income Tax Provision. The Company recorded a provision for income taxes from continuing operations of $3.7 million for both 2020 and 2019. The Company’s effective tax rate was 21% for both 2020 and 2019.

Income from Continuing Operations. Income from continuing operations was $14.1 million for 2020 compared to $14.2 million for 2019. Earnings per diluted share from continuing operations were $0.44 for both 2020 and 2019.

Income from Discontinued Operations. On February 12, 2018, the Company divested its PX business to Press Ganey for $65.2 million in cash (after giving effect to the post-closing working capital adjustment), resulting in no gain in 2020 and a gain, net of tax, of $1.6 million in 2019.

Net Income. Net income decreased $1.7 million, or 11%, to $14.1 million for 2020 compared to $15.8 million for 2019. Earnings per diluted share were $0.44 per share for 2020, compared to $0.49 per share for 2019.

Adjusted EBITDA (a non-GAAP financial measure which we define as net income excluding the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses and before interest, income taxes, stock based compensation, depreciation and amortization, changes in fair value of non-marketable equity investments, and the de-recognition of non-cash royalty expense resulting from our resolution of a mutual disagreement related to various elements of a past partnership which resulted in a reduction to cost of sales in the first quarter of 2020) from continuing operations decreased 2% to $46.0 million for 2020 compared to $47.2 million for 2019. See Reconciliation of Non-GAAP Financial Measures below for a reconciliation of this calculation to the most comparable measure under U.S. GAAP and information regarding why this non-GAAP financial measure provides useful information in investors.

Adjusted EBITDA decreased 7% to $46.0 million for 2020 compared to $49.2 million for 2019. The decrease resulted primarily from the gain on the sale of the PX business in 2019 as noted above. See Reconciliation of Non-GAAP Financial Measures below for a reconciliation of this calculation to the most comparable measure under US GAAP and information regarding why this non-GAAP financial measure provides useful information to investors.

KEY BUSINESS METRICS

Our management utilizes the following financial and non-financial key business metrics in connection with managing our business.

•

Operating Income. Operating income represents the amount of profit realized from our operations and is calculated as the difference between revenues, net and operating costs and expenses. Operating income was $15.8 million for the year ended December 31, 2020, compared to $14.7 million for the year ended December 31, 2019. Management utilizes operating income in connection with managing our business as a key indicator of profitability. We also believe that operating income is useful to investors as a key measure of our profitability. For 2020, and for several previous years, executive bonuses have been based on the achievement of operating income targets as well.
•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash and non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. Management further believes that adjusted EBITDA from continuing operations is a useful measure for evaluating the operating performance of the Company because such measure excludes the gain on sale in connection with the sale of the PX business in February 2018 included in our results of operations during the year ended December 31, 2019, and thus reflects the Company’s ongoing business operations and assists in comparing the Company’s results of operations between periods. We believe that adjusted EBITDA and adjusted EBITDA from continuing operations are useful to many investors to assess the Company’s ongoing results from current operations. Adjusted EBITDA from continuing operations was $46.0 million for the year ended December 31, 2020, compared to $47.2 million for the year ended December 31, 2019.

•

hStream Subscriptions. hStream subscriptions are determined as the number of subscriptions under contract for hStream, our Platform-as-a-Service technology that enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content. Our management utilizes hStream subscriptions in connection with managing our business and believes this metric provides useful information to investors as a measure of our progress in growing the value of our customer base. At December 31, 2020, we had approximately 4.22 million contracted subscriptions to hStream compared to 3.15 million as of December 31, 2019.

Other Developments

Our legacy agreements with Laerdal (Legacy Agreements) for the HeartCode and Resuscitation Quality Improvement (RQI) products expired pursuant to their terms on December 31, 2018. Revenues associated with sales of HeartCode and RQI products pursuant to the Legacy Agreements have been significant in recent years, although margins on such products have been lower than HealthStream’s average margin. Revenue generated by HeartCode and RQI products pursuant to the Legacy Agreements was $38.4 million and $58.9 million in 2020 and 2019, respectively. We do not expect any revenue from HeartCode and RQI products sold pursuant to the Legacy Agreements in 2021.

On December 6, 2018, we announced a new agreement with RQI Partners, a joint venture between Laerdal and the American Heart Association. This agreement with RQI Partners was not an extension or renewal of the expired Legacy Agreements with Laerdal and should not be construed as such. Under our agreement with RQI Partners, HealthStream will neither market nor sell HeartCode or RQI. Our RQI Partners agreement provides for continuity of service for customers that desire to purchase HeartCode or RQI from RQI Partners after December 31, 2018 and receive it via the HealthStream Learning Center. RQI Partners will remit a fee to us when sales of HeartCode and RQI are delivered via the HealthStream Learning Center. These fees will not be sufficient to supplant the revenue runout associated with the Legacy Agreements.

We remain actively engaged in efforts to broaden the scope and utilization of our simulation-related offerings to include a range of clinical competencies that extend beyond resuscitation, and we intend to bring to market a broadened scope of simulation-based offerings, including resuscitation programs. On January 17, 2019, as part of a seven-year collaboration agreement with the American Red Cross which spans to 2026, we announced the launch of the American Red Cross Resuscitation Suite. We are actively engaged in efforts to market, sell, and deliver our new resuscitation offering, which includes the American Red Cross Resuscitation Suite and validation of skills through a technology enabled Innosonian manikin. A growing number of customers have been implemented on our new resuscitation offering and the solution is gaining acceptance in the market. We believe our efforts to market, sell, and deliver the American Red Cross Resuscitation Suite, along with efforts to bring additional simulation-related offerings to market, are giving rise to additional and higher margin opportunities than those that existed under the Legacy Agreements, and the American Red Cross Resuscitation Suite outperformed our sales expectations in 2020, despite headwinds from COVID-19. Although revenue and earnings from our current simulation-related offerings in 2021 are not expected to equal the revenue and earnings contribution from the Legacy Agreements in 2020, we believe that the revenue and/or earnings achievable from our current and new simulation-based offerings has the potential over time to exceed what we were able to achieve under the Legacy Agreements, though there is no assurance that we will meet or exceed our performance under the Legacy Agreements, or (even if this occurs) the timeframe over which this may occur.

Reconciliation of Non-GAAP Financial Measures

This report presents adjusted EBITDA and adjusted EBITDA from continuing operations, both of which are non-GAAP financial measures used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income excluding the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses and before interest, income taxes, stock based compensation, depreciation and amortization, changes in fair value of non-marketable equity investments, the de-recognition of non-cash royalty expense resulting from our resolution of a mutual disagreement related to various elements of a past partnership which resulted in a reduction to cost of sales in the first quarter of 2020 (adjusted EBITDA) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items which may not, in any such case, fully reflect the underlying operating performance of our business. Management also believes that adjusted EBITDA from continuing operations is a useful measure for evaluating the operating performance of the Company because such measure excludes the results of operations of the PX business that we no longer own and the gain on sale in connection with the sale of such business in February 2018 and thus reflects the Company’s ongoing business operations and assists in comparing the Company’s results of operations between periods. We also believe that adjusted EBITDA and adjusted EBITDA from continuing operations are useful to many investors to assess the Company’s ongoing results from current operations.

The Company has revised its definition of adjusted EBITDA and adjusted EBITDA from continuing operations to adjust for the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses and has made this update for the calculation of such non-GAAP financial measures for all periods presented herein. Following the completion of any acquisition by the Company, the Company must record the acquired deferred revenue at fair value as defined in GAAP, which may result in a write-down of deferred revenue. If the Company is required to record a write-down of deferred revenue, it may result in lower recognized revenue, operating income, and net income in subsequent periods. Revenue for any such acquired business is deferred and is typically recognized over a one-to-two year period following the completion of any particular acquisition, so our GAAP revenues for this one-to-two year period will not reflect the full amount of revenues that would have been reported if the acquired deferred revenue was not written down to fair value. Management believes that including an adjustment in the definition of adjusted EBITDA and adjusted EBITDA from continuing operations for the impact of the deferred write-downs associated with fair value accounting for acquired businesses provides useful information to investors because the deferred revenue write-down recognized in periods after an acquisition may, given the nature of this non-cash accounting impact, cause our GAAP financial results during such periods to not fully reflect our underlying operating performance and thus adjusting for this amount may assist in comparing the Company’s results of operations between periods.

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

These non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance which are prepared in accordance with US GAAP.

A reconciliation of adjusted EBITDA and adjusted EBITDA from continuing operations to the most directly comparable GAAP measures is set forth below (in thousands).

	2020	2019	2018
GAAP income from continuing operations	$14,091	$14,196	$13,251
Deferred revenue write-down	1,274	280	887
Interest income	(993)	(3,272)	(2,444)
Interest expense	96	102	130
Income tax provision	3,732	3,733	3,324
Stock based compensation expense	2,218	4,244	1,777
Depreciation and amortization	30,189	27,869	24,231
Change in fair value of non-marketable equity investments	(1,181)	—	1,271
Non-cash royalty expense	(3,440)	—	—
Adjusted EBITDA from continuing operations	$45,986	$47,152	$42,427

GAAP net income	$14,091	$15,770	$32,217
Deferred revenue write-down	1,274	280	887
Interest income	(993)	(3,272)	(2,444)
Interest expense	96	102	130
Income tax provision	3,732	4,212	13,783
Stock based compensation expense	2,218	4,244	1,686
Depreciation and amortization	30,189	27,869	24,412
Change in fair value of non-marketable equity investments	(1,181)	—	1,271
Non-cash royalty expense	(3,440)	—	—
Adjusted EBITDA	$45,986	$49,205	$71,942

Liquidity and Capital Resources

Net cash provided by operating activities from continuing operations was $35.9 million during 2020 compared to $65.7 million during 2019, a decrease of 45%. The decrease resulted from lower cash receipts compared to the prior year, primarily resulting from the reduction in legacy resuscitation revenues. The number of days sales outstanding (DSO) was 51 days for 2020 compared to 47 days for 2019, which increase was partially due to the increase in accounts receivable balances from acquisitions completed in the fourth quarter of 2020. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $110.4 million during 2020 compared to $67.5 million during 2019. During 2020, the Company acquired four businesses, NurseGrid, ShiftWizard, ANSOS, and myClinicalExchange, for a combined $121.3 million in cash, invested in marketable securities of $61.2 million, made payments for capitalized software development of $16.8 million, purchased property and equipment of $2.0 million, and invested $1.3 million in non-marketable equity investments. These uses of cash were partially offset by $92.2 million in sales and maturities of marketable securities. During 2019, the Company acquired two businesses, Providigm and CredentialMyDoc, for a combined $27.0 million in cash, invested in marketable securities of $87.3 million, purchased property and equipment of $22.0 million, made payments for capitalized software development of $14.5 million, and invested $3.3 million in non-marketable equity investments. These uses of cash were partially offset by $80.6 million in maturities of marketable securities and $6.1 million in proceeds from the sale of its PX business segment.

Cash used in financing activities was $20.5 million during 2020 compared to $0.9 million during 2019. The primary uses of cash in financing activities during 2020 included $20.0 million for repurchases of common stock and $0.4 million for payments of payroll taxes from stock based compensation. During 2019, the primary use of cash in financing activities was $1.0 million for payments of payroll taxes from stock based compensation. During 2019, the primary source of cash from financing activities resulted from $0.2 million from the exercise of employee stock options.

Our balance sheet reflects negative working capital of $4.7 million at December 31, 2020 compared to positive working capital of $119.4 million at December 31, 2019. The decrease in working capital was primarily due to a reduction in cash and marketable securities to fund acquisitions and share repurchases. The Company’s primary source of liquidity is $46.5 million of cash and cash equivalents and marketable securities. The Company also has a $65.0 million revolving credit facility loan agreement, all of which was available at December 31, 2020. For additional information regarding our revolving credit facility, see Note 14 to the Company’s Consolidated Financial Statements included elsewhere in this report.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, and capital expenditures for at least the next 12 months.

The Company’s growth strategy includes acquiring businesses that provide complementary products and services. It is anticipated that future acquisitions, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. The revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to consolidated EBITDA (as defined in our credit facility) and an interest coverage ratio of consolidated EBITDA to interest expense. Therefore, the maximum borrowings against the revolving credit facility would be dependent on the covenant values at the time of borrowing. As of December 31, 2020, the Company was in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Contractual Obligations

The following table presents a summary of future anticipated payments due by the Company under contractual obligations with firm minimum commitments as of December 31, 2020 (in thousands):

	Payments due by period
	Less than 1			More than 5
	year	1-3 years	3-5 years	years	Total
Operating (a)	$5,229	$8,560	$8,119	$20,650	$42,558
Purchase obligations(b)	5,435	2,434	—	—	7,869
Total	$10,664	$10,994	$8,119	$20,650	$50,427

(a)	Refer to Note 15 to the Company’s Consolidated Financial Statements included elsewhere in this report for additional information regarding the Company’s operating leases.
(b)

Represents non-cancelable contractual obligations primarily related to information technology assets and our revolving credit facility, which facility is described further in Note 14 to the Company’s Consolidated Financial Statements included elsewhere in this report. The amounts included above represent the non-cancelable portion of agreements or the minimum cancellation fee.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any material commodity price risk.

Interest Rate Risk

As of December 31, 2020, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $46.5 million at December 31, 2020. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $17,000.

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the US dollar, including Canadian dollar, New Zealand dollar, and Australian dollar. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

To the extent that our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to assess our approach to managing this risk. In addition, currency fluctuations or a weakening US dollar can increase the costs of our international operations. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

Investment Risk

The Company’s investment policy and strategy is focused on investing in highly rated securities, with the objective of minimizing the potential risk of principal loss. The Company’s policy limits the amount of credit exposure to any single issuer and sets limits on the average portfolio maturity.

We have an investment portfolio that includes strategic investments in privately held companies, which primarily include early-stage companies. We primarily invest in healthcare technology companies that we believe can help expand our ecosystem. We may continue to make these types of strategic investments as opportunities arise that we find attractive. We may experience additional volatility to our Consolidated Financial Statements due to changes in market prices, observable price changes, and impairments to our strategic investments. These changes could be material based on market conditions and events.

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

Item 8. Financial Statements and Supplementary Data

HEALTHSTREAM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm To the Shareholders and the Board of Directors of HealthStream, Inc. Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. (the Company) as of December 31, 2020 and December 31, 2019, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021, expressed an unqualified opinion thereon.

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

Auditing the Company’s accounting for revenue recognition was challenging due to the judgment and effort required to analyze the Company’s contracts to determine whether promised goods and services are distinct performance obligations and to determine  stand-alone selling prices used to allocate the transaction price to those performance obligations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to identify and evaluate performance obligations and determine the stand-alone selling prices used to allocate the transaction price to those performance obligations.

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

Valuation – Business Combinations
Description of the Matter

During 2020, the Company completed four acquisitions for a total consideration of $121.3 million as disclosed in Note 8 to the consolidated financial statements. These transactions were accounted for as business combinations. The Company preliminarily allocated $43.3 million of the purchase price from the acquisitions of HcT2 Co. dba NurseGrid (“NurseGrid”), ShiftWizard, Inc. (“ShiftWizard”) and Change Healthcare’s staff scheduling business, consisting of the ANSOSTM Staff Scheduling application and related products (“ANSOS”)  to the fair value of acquired customer relationships and developed technology intangible assets.

Auditing the Company's accounting for its acquisitions of NurseGrid, ShiftWizard, and ANSOS was challenging due to the estimation uncertainty in the Company’s determination of the fair value of the customer relationships and developed technology. The estimation uncertainty was primarily due to the sensitivity of the respective fair values to the underlying significant assumptions. The fair value estimate of the customer relationships intangible assets included significant assumptions in the prospective financial information (including revenue growth, customer attrition and EBITDA margin) and the discount rates. The fair value estimate of the developed technology intangible assets included significant assumptions such as the estimate of employee hours that would be needed to recreate the software. These significant assumptions are forward looking and could be affected by future economic and market conditions.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998. Nashville, Tennessee February 25, 2021

Report of Independent Registered Public Accounting Firm To the Shareholders and the Board of Directors of HealthStream, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited HealthStream, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HealthStream, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria. As described in Management’s Report on Internal Control over Financial Reporting, management excluded the following acquired businesses from its assessment of internal control over financial reporting as of December 31, 2020: (i) ShiftWizard, whose assets as of December 31, 2020 represented approximately 1% of the Company’s total consolidated assets as of such date, and whose net revenues during the year ended December 31, 2020 (including the period in 2020 prior to the Company’s acquisition of ShiftWizard) represented approximately 2% of the consolidated net revenues of the Company during its fiscal year ended December 31, 2020, (ii) ANSOS, whose assets as of December 31, 2020 represented approximately 3% of the Company’s total consolidated assets as of such date, and whose net revenues represented during the year ended December 31, 2020 (including the period in 2020 prior to the Company’s acquisition of ANSOS) represented approximately 11% of the Company’s consolidated net revenues during its fiscal year ended December 31, 2020, and (iii) myClinicalExchange, whose assets as of December 31, 2020 represented less than 1% of the Company’s total consolidated assets as of such date, and whose net revenues during the year ended December 31, 2020 (including the period in 2020 prior to the Company’s acquisition of myClinicalExchange) represented less than 1% of HealthStream’s consolidated net revenues during such fiscal year. Accordingly, our audit did not include the internal control over financial reporting with respect to the acquired businesses of ShiftWizard, ANSOS and myClinicalExchange.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HealthStream, Inc. as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee
February 25, 2021

HEALTHSTREAM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$36,566	$131,538
Marketable securities	9,928	41,328
Accounts receivable, net of allowance for doubtful accounts of $549 and $843 at December 31, 2020 and 2019, respectively	40,726	27,650
Accounts receivable - unbilled	5,374	2,726
Prepaid royalties, net of amortization	9,571	11,898
Other prepaid expenses and other current assets	12,560	9,432
Total current assets	114,725	224,572

Property and equipment, net of accumulated depreciation of $19,237 and $19,291 at December 31, 2020 and 2019, respectively	22,218	26,065
Capitalized software development, net of accumulated amortization of $70,516 and $57,768 at December 31, 2020 and 2019, respectively	26,631	21,445
Operating lease right of use assets, net	28,081	29,615
Goodwill	178,440	102,196
Customer-related intangibles, net of accumulated amortization of $36,723 and $29,760 at December 31, 2020 and 2019, respectively	76,927	52,554
Other intangible assets, net of accumulated amortization of $10,748 and $12,735 at December 31, 2020 and 2019, respectively	23,788	7,527
Deferred tax assets	974	269
Deferred commissions	19,907	17,645
Non-marketable equity investments	6,845	6,782
Other assets	1,777	874
Total assets	$500,313	$489,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,333	$4,810
Accrued royalties	8,809	16,736
Accrued liabilities	20,124	18,128
Deferred revenue	81,176	65,511
Total current liabilities	119,442	105,185

Deferred tax liabilities	14,523	13,183
Deferred revenue, non-current	1,603	1,918
Operating lease liability, non-current	28,479	30,733
Other long-term liabilities	2,204	357
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,493 and 32,379 shares issued and outstanding at December 31, 2020 and 2019, respectively	271,784	290,021
Retained earnings	62,277	48,143
Accumulated other comprehensive income	1	4
Total shareholders’ equity	334,062	338,168
Total liabilities and shareholders’ equity	$500,313	$489,544

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues, net	$244,826	$254,112	$231,616
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	89,332	103,890	96,014
Product development	32,305	29,109	25,735
Sales and marketing	35,297	37,945	35,698
Other general and administrative expenses	41,885	40,579	34,447
Depreciation and amortization	30,189	27,869	24,231
Total operating costs and expenses	229,008	239,392	216,125

Operating income	15,818	14,720	15,491

Other income, net	2,005	3,209	1,084

Income from continuing operations before income tax provision	17,823	17,929	16,575
Income tax provision	3,732	3,733	3,324
Income from continuing operations	14,091	14,196	13,251
Discontinued operations
Loss from discontinued operations before income tax provision	—	—	(64)
Gain on sale of discontinued operations	—	2,053	29,489
Income tax provision	—	479	10,459
Income from discontinued operations	—	1,574	18,966
Net income	$14,091	$15,770	$32,217

Net income per share – basic:
Continuing operations	$0.44	$0.44	$0.41
Discontinued operations	—	0.05	0.59
Net income per share - basic	$0.44	$0.49	$1.00

Net income per share - diluted:
Continuing operations	$0.44	$0.44	$0.41
Discontinued operations	—	0.05	0.59
Net income per share - diluted	$0.44	$0.49	$1.00

Weighted average shares of common stock outstanding:
Basic	31,960	32,372	32,264
Diluted	31,989	32,428	32,335
Dividends declared per share	$—	$—	$1.00

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$14,091	$15,770	$32,217

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	6	2	—
Unrealized (loss) gain on marketable securities	(9)	25	15
Total other comprehensive income	(3)	27	15
Comprehensive income	$14,088	$15,797	$32,232

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at December 31, 2017	31,908	$282,666	$17,542	$(38)	$300,170
Cumulative effect of accounting change	—	—	15,132	—	15,132
Net income	—	—	32,217	—	32,217
Comprehensive income	—	—	—	15	15
Dividends declared on common stock ($1.00 per share)	—	—	(32,518)	—	(32,518)
Stock based compensation	—	1,686	—	—	1,686
Common stock issued under stock plans, net of shares withheld for employee taxes	417	2,245	—	—	2,245
Balance at December 31, 2018	32,325	286,597	32,373	(23)	318,947
Net income	—	—	15,770	—	15,770
Comprehensive income	—	—	—	27	27
Stock donated to Company (held in treasury)	(86)	—	—	—	—
Stock based compensation	—	4,244	—	—	4,244
Common stock issued under stock plans, net of shares withheld for employee taxes	140	(820)	—	—	(820)
Balance at December 31, 2019	32,379	290,021	48,143	4	338,168
Net income	—	—	14,091	—	14,091
Dividend forfeitures on unvested equity awards	—	—	43	—	43
Comprehensive income	—	—	—	(3)	(3)
Stock based compensation	—	2,217	—	—	2,217
Common stock issued under stock plans, net of shares withheld for employee taxes	71	(435)	—	—	(435)
Repurchase of common stock	(957)	(20,019)	—	—	(20,019)
Balance at December 31, 2020	31,493	$271,784	$62,277	$1	$334,062

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$14,091	$15,770	$32,217
Income from discontinued operations	—	(1,574)	(18,966)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,189	27,869	24,231
Stock based compensation	2,217	4,244	1,777
Amortization of deferred commissions	8,768	8,305	7,659
Provision for doubtful accounts	274	211	1,033
Deferred income taxes	4,295	2,167	3,017
Loss (gain) on equity method investments	51	(64)	(42)
Non-cash royalty expense	(3,440)	—	—
Change in fair value of non-marketable equity investments	(1,181)	—	1,271
Other	347	(72)	(9)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(2,992)	11,605	(4,050)
Prepaid royalties	2,397	1,698	1,639
Other prepaid expenses and other current assets	(2,985)	4,862	(3,938)
Deferred commissions	(11,030)	(9,479)	(11,577)
Other assets	(112)	(42)	(30)
Accounts payable and accrued expenses	1,124	1,098	2,008
Accrued royalties	(4,672)	979	2,907
Deferred revenue	(1,467)	(1,920)	5,103
Net cash provided by operating activities	35,874	65,657	44,250
Net cash used in discontinued operating activities	—	—	(1,004)
Net cash provided by operating activities	35,874	65,657	43,246

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(121,342)	(27,018)	—
Proceeds from sale of discontinued operations, net of tax	—	6,070	44,049
Proceeds from maturities of marketable securities	77,120	80,589	68,992
Proceeds from sales of marketable securities	15,051	—	—
Purchases of marketable securities	(61,179)	(87,328)	(57,085)
Proceeds from sale of property and equipment	—	15	—
Payments to acquire non-marketable equity investments	(1,257)	(3,342)	(833)
Payments associated with capitalized software development	(16,815)	(14,513)	(11,284)
Purchases of property and equipment	(1,988)	(21,997)	(7,166)
Net cash (used in) provided by continuing investing activities	(110,410)	(67,524)	36,673
Net cash used in discontinued investing activities	—	—	(115)
Net cash (used in) provided by investing activities	(110,410)	(67,524)	36,558

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	214	2,582
Taxes paid related to net settlement of equity awards	(435)	(1,034)	(338)
Payment of earn-out related to prior acquisitions	—	(38)	(38)
Payment of debt issue cost	—	—	(100)
Repurchases of common stock	(20,019)	—	—
Payment of cash dividends	(40)	(58)	(32,357)
Net cash used in financing activities	(20,494)	(916)	(30,251)

Effect of exchange rate changes on cash and cash equivalents	58	—	—
Net (decrease) increase in cash and cash equivalents	(94,972)	(2,783)	49,553
Cash and cash equivalents at beginning of period	131,538	134,321	84,768
Cash and cash equivalents at end of period	$36,566	$131,538	$134,321

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$96	$101	$117
Income taxes paid	$877	$630	$16,513
Non-cash additions to property and equipment	$—	$31	$1,013
Non-cash additions to non-marketable equity investments	$1,300	$—	$—

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

HealthStream, Inc. (the Company) was incorporated in 1990 as a Tennessee corporation and is headquartered in Nashville, Tennessee. As of December 31, 2020, the Company operated in two segments: Workforce Solutions and Provider Solutions. Workforce Solutions products help meet the ongoing training, certification, assessment, development, and scheduling needs of the healthcare workforce; they are primarily delivered via a software-as-a-service (SaaS) model and are sold on a subscription basis. Provider Solutions products offer healthcare organizations software applications for administering and tracking provider credentialing, privileging, call center, and enrollment activities.

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards board (FASB) issued Accounting Standards Update (ASU) 2016-03, Financial Instruments—Credit Losses (ASU 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade accounts receivables. The Company adopted this ASU on January 1, 2020, and the effect of adoption on the Company’s Consolidated Financial Statements and related disclosures was not material.

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

Our contracts with customers often contain promises for multiple goods and services. For these contracts, the Company accounts for the promised goods and services in its contracts as separate performance obligations if they are distinct. The contract price, which represents transaction price when the contract reflects a fixed fee arrangement, or management’s estimate of variable consideration including application of the constraint when the contract does not have a fixed fee, is allocated to the separate performance obligations on a relative standalone selling price basis. We generally determine standalone selling prices based on the standard list price for each product, taking into consideration certain factors, including contract length and the number of subscriptions or users within the contract.

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

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The Consolidated Financial Statements are prepared in accordance with United States generally accepted accounting principles. These accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material to the Consolidated Financial Statements.

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

Deferred Commissions

Deferred commissions represent incremental costs to acquire contracts with customers, such as the initial sales commission payment and associated payroll taxes, which are capitalized and amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. Capitalized contract costs are included under the caption deferred commissions in the accompanying Consolidated Balance Sheet. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of three years.

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

Allowance for Doubtful Accounts

The Company estimates its allowance for doubtful accounts based on its historical collection experience, a review in each period of the status of the then-outstanding accounts receivable, and external market factors. Uncollectible receivables are written-off in the period management believes it has exhausted its ability to collect payment from the customer. Bad debt expense is recorded when events or circumstances indicate an additional allowance is required.

Changes in the allowance for doubtful accounts and the amounts charged to bad debt expense for the years ended December 31 were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Allowance Balance at End of Period
2020	$843	$274	$(568)	$549
2019	1,161	211	(529)	843
2018	1,979	1,033	(1,851)	1,161

Capitalized Software Development

Capitalized software development is stated on the basis of cost and is presented net of accumulated amortization. The Company capitalizes costs incurred during the software development phase for projects when such costs are material. These assets are generally amortized using the straight-line method over three years. The Company capitalized $17.9 million and $14.1 million during 2020 and 2019, respectively. Amortization of capitalized software development was $12.7 million, $11.0 million, and $9.6 million during 2020, 2019, and 2018, respectively. Maintenance and operating costs are expensed as incurred. As of December 31, 2020 and 2019, there were no capitalized software development costs for external computer software developed for resale.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company. At December 31, 2020 and 2019, our assets measured at fair value on a recurring basis consisted of marketable securities, which are classified as available for sale (see Note 4 – Marketable Securities).

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation is provided on the straight-line method over the following estimated useful lives, except for leasehold improvements, which are amortized over the shorter of the estimated useful life or their respective lease term.

Years
Furniture and fixtures	5 - 7
Equipment	3

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired, including intangible assets. The Company estimates fair values of intangible assets using the income and cost methods, which are based on management’s estimates and assumptions. The carrying amount of our goodwill is evaluated for impairment at least annually during the fourth quarter and whenever events or changes in facts or circumstances indicate that impairment may exist. In accordance with ASC 350, Intangibles – Goodwill and Other, companies may opt to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A qualitative assessment includes factors such as financial performance, industry and market metrics, and other factors affecting the reporting unit. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we must then compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting units using both income and market-based models. These models require the use of various assumptions relating to cash flow projections, growth rates, discount rates, and terminal value calculations. There were no goodwill impairments identified or recorded for the years ended December 31, 2020, 2019, or 2018.

As of December 31, 2020, intangible assets include customer relationships, internally developed technology, non-competition agreements, and trade names. Intangible assets that are considered to have definite useful lives are being amortized on a straight-line basis over periods ranging between three and eighteen years. The weighted average amortization period for definite lived intangible assets as of December 31, 2020 was 11.4 years. Intangible assets considered to have indefinite useful lives are evaluated for impairment at least annually during the fourth quarter, and all intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable. There were no intangible asset impairments identified or recorded for the years ended December 31, 2020, 2019, or 2018.

Long-Lived Assets

Long-lived assets to be held for use are reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate that an impairment of long-lived assets held for use is present. The Company measures any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates whether the carrying value of long-lived assets, including intangible assets, property and equipment, capitalized software development, deferred commissions, and other assets will be recoverable. There were no long-lived asset impairments identified or recorded for the years ended December 31, 2020, 2019, or 2018.

Non-Marketable Equity Investments

Non-marketable equity investments in limited liability companies with specific ownership accounts for each investor not resulting in a controlling financial interest are accounted for using the equity method of accounting. Non-marketable equity investments of preferred stock in corporations that do not result in a controlling financial interest are accounted for using the measurement alternative for equity investments that do not have readily determinable fair values. ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The proportionate share of income or loss from equity method investments and any changes in fair value of investments accounted for using the measurement alternative are recorded under the caption other income, net in the accompanying Consolidated Statements of Income.

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

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2020, 2019, and 2018 was $1.1 million, $0.8 million, and $0.7 million, respectively, and is included under the caption sales and marketing expense in the accompanying Consolidated Statements of Income.

Shipping and Handling Costs

Shipping and handling costs that are associated with our products and services are included under the caption cost of revenues (excluding depreciation and amortization) in the accompanying Consolidated Statements of Income.

Income Taxes

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of December 31, 2020, the Company had established a valuation allowance of $0.6 million for the portion of its net deferred tax assets that are not more likely than not expected to be realized. The Company accounts for income tax uncertainties using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit to be recognized in the financial statements.

Earnings per Share

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. Common equivalent shares that have an anti-dilutive effect on diluted net income per share were excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2020, 2019, and 2018.

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

The Company sells its products and services to various companies in the healthcare industry that are primarily located in the United States. Customer credit worthiness evaluations are performed on an as-needed basis, and the Company generally requires no collateral from customers. An allowance for doubtful accounts is maintained for potentially uncollectible accounts receivable. The Company did not have any single customer representing over 10% of net revenues or accounts receivable during 2020, 2019, or 2018.

Stock Based Compensation

As of December 31, 2020, the Company maintained one stock based compensation plan under which awards are outstanding, as described in Note 11. The Company accounts for stock based compensation using the fair-value based method for costs related to share-based payments, including stock options and restricted share units. The Company uses the Black Scholes option pricing model for calculating the fair value of option awards issued under its stock based compensation plan. The Company measures compensation cost of restricted share units based on the closing fair market value of the Company’s stock on the date of grant. Stock based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period. The Company recognizes tax benefits from stock based compensation if an excess tax benefit is realized. Excess tax benefits are reflected in the Consolidated Statements of Income as a component of the provision for income taxes when realized.

Leases

The Company has various non-cancelable agreements to lease office space. Effective January 1, 2019, the Company adopted ASC 842, which requires an entity to recognize a right-of-use (ROU) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, using the modified retrospective approach. The Company elected to use the package of practicable expedients allowing companies to not reassess: (1) the lease classification for any expired or existing leases, (2) the treatment of initial direct costs as they related to existing leases, and (3) whether existing contracts are or contain leases. The Company did not elect the use of the hindsight practical expedient but did elect the practical expedient not to separate lease components from non-lease components related to its office space leases.

The Company does not have any lease contracts that contain: (1) an option to extend that the Company is reasonably certain to exercise, (2) an option to terminate that the Company is reasonably certain not to exercise, or (3) an option to extend (or not to terminate) in which exercise of the option is controlled by the lessor. Additionally, the Company does not have any leases with residual value guarantees or material restrictive covenants. For leases already commenced, the lease term was determined to be the remaining months in the lease term as of January 1, 2019, the date of adoption, or for current year acquisitions, the date of acquisition. The Company has elected not to recognize leases with initial terms of one year or less on the balance sheet. Lease liabilities and their corresponding right-of-use assets have been recorded based on the present value of the future lease payments over the expected lease term. Most of the Company’s lease agreements contain provisions for escalating rent payments over the terms of the leases, which escalations are either fixed within the contract or are variable based on the consumer price index.

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

Foreign Currency

The functional currency for the Company’s subsidiaries is determined based on the primary economic environment in which the subsidiary operates. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized as cumulative translation adjustment included in accumulated other comprehensive income in the Consolidated Balance Sheets.

2. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of December 31, 2020 and 2019 was 31.5 million and 32.4 million, respectively.

Preferred Stock

The Company is authorized to issue up to 10 million shares of preferred stock in one or more series, having the relative voting powers, designations, preferences, rights and qualifications, limitations or restrictions, and other terms as the Board of Directors may fix in providing for the issuance of such series, without any vote or action of the shareholders.

Share Repurchase Plan

On March 13, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $30.0 million of outstanding shares of common stock. The share repurchase program will terminate on the earlier of March 12, 2021 or when the maximum dollar amount has been expended. Pursuant to this authorization, repurchases have been made, and may continue to be made from time to time, in the open market through privately negotiated transactions or otherwise, including under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws in accordance with specific prearranged terms related to timing, price, and volume (among others), without further direction from the Company. The share repurchase program does not require the Company to acquire any amount of shares and may be suspended or discontinued at any time. During the year ended December 31, 2020, the Company repurchased 957,367 shares at an aggregate fair value of $20.0 million, based on an average price per share of $20.89 (excluding the cost of broker commissions).

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ended December 31, 2020 (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Income from continuing operations	$14,091	$14,196	$13,251
Income from discontinued operations	—	1,574	18,966
Net income	$14,091	$15,770	$32,217
Denominator:
Weighted-average shares outstanding	31,960	32,372	32,264
Effect of dilutive shares	29	56	71
Weighted-average diluted shares	31,989	32,428	32,335

Net income per share – basic:
Continuing operations	$0.44	$0.44	$0.41
Discontinued operations	—	0.05	0.59
Net income per share - basic	$0.44	$0.49	$1.00

Net income per share – diluted:
Continuing operations	$0.44	$0.44	$0.41
Discontinued operations	—	0.05	0.59
Net income per share - diluted	$0.44	$0.49	$1.00

Potentially dilutive shares representing 122,000, 93,000, and 91,000 shares of common stock for the years ended December 31, 2020, 2019, and 2018, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

4. MARKETABLE SECURITIES

At December 31, 2020 and 2019, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$31,558	$—	$—	$31,558	$31,558	$—
Level 2:
Time deposits	10,021	—	—	10,021	5,008	5,013
Corporate debt securities	4,923	—	(8)	4,915	—	4,915
Total	$46,502	$—	$(8)	$46,494	$36,566	$9,928

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$131,538	$—	$—	$131,538	$131,538	$—
Level 2:
Corporate debt securities	37,325	7	(5)	37,327	—	37,327
Government-sponsored enterprise debt securities	4,001	—	—	4,001	—	4,001
Total	$172,864	7	(5)	$172,866	$131,538	$41,328

The carrying amounts of the marketable securities reported in the Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of December 31, 2020, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the years ended December 31, 2020 and 2019, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as a current asset on the Consolidated Balance Sheet because the underlying securities mature within one year from the balance sheet date.

5. REVENUE RECOGNITION AND SALES COMMISSIONS

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services.

The following table represents revenues included in continuing operations disaggregated by revenue source for the years ended December 31, 2020, 2019, and 2018 (in thousands). Sales taxes are excluded from revenues.

	Year Ended December 31, 2020
Business Segments	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$193,673	$40,237	$233,910
Professional services	3,914	7,002	10,916
Total revenues, net	$197,587	$47,239	$244,826

	Year Ended December 31, 2019
Business Segments	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$202,479	$38,022	$240,501
Professional services	6,120	7,491	13,611
Total revenues, net	$208,599	$45,513	$254,112

	Year Ended December 31, 2018
Business Segments	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$184,926	$35,542	$220,468
Professional services	5,213	5,935	11,148
Total revenues, net	$190,139	$41,477	$231,616

For the years ended December 31, 2020 and 2019, the Company recognized $0.3 million and $0.2 million, respectively, in impairment losses on receivables and contract assets arising from the Company’s contracts with customers.

During the years ended December 31, 2020, 2019, and 2018, we recognized revenues of $64.5 million, $64.7 million, and $63.7 million from amounts included in deferred revenue at the beginning of the respective period. As of December 31, 2020, $464 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. We expect to recognize revenue on approximately 47% of these remaining performance obligations over the 12 months ending December 31, 2020, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Under ASC 606, costs to acquire contracts with customers, such as the initial sales commission payment and associated payroll taxes, are capitalized in the period a customer contract is entered into and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, whereas subsequent sales commission payments which require a substantive performance condition of the employee are expensed ratably through the payment date. Capitalized contract costs are included in deferred commissions in the accompanying Condensed Consolidated Balance Sheets. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of approximately three years. The Company recorded amortization of deferred commissions of $8.8 million, $8.3 million, and $7.7 million for the years ended December 31, 2020, 2019 and 2018, which is included in sales and marketing expenses in the accompanying Consolidated Statements of Income.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Equipment	$21,401	$25,199
Leasehold improvements	14,980	14,909
Furniture and fixtures	5,074	5,248
Gross property and equipment	41,455	45,356
Accumulated depreciation and amortization	(19,237)	(19,291)
Property and equipment, net	$22,218	$26,065

Depreciation of property and equipment totaled $6.9 million, $7.3 million, and $5.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Workforce Solutions	Provider Solutions	Total
Balance at January 1, 2020	$27,776	$74,420	$102,196
Acquisition of NurseGrid	21,085	—	21,085
Acquisition of ShiftWizard	19,307	—	19,307
Acquisition of ANSOS	35,258	—	35,258
Acquisition of myClinicalExchange	590	—	590
Post-closing adjustment for CredentialMyDoc	—	4	4
Balance at December 31, 2020	$104,016	$74,424	$178,440

	Workforce Solutions	Provider Solutions	Total
Balance at January 1, 2019	$16,381	$69,763	$86,144
Acquisition of Providigm, LLC	11,395	—	11,395
Acquisition of CredentialMyDoc	—	4,657	4,657
Balance at December 31, 2019	$27,776	$74,420	$102,196

Intangible assets other than goodwill that are considered to have finite useful lives include customer-related intangibles consisting of customer relationships, which are amortized over their estimated useful lives ranging from five to eighteen years, and other intangible assets consisting of technology, non-competition agreements, and trade names, which are amortized over their estimated useful lives ranging from one to nine years. The Company also recorded an indefinite lived intangible for a trade name valued at $0.7 million. Amortization of intangible assets was $10.5 million, $9.6 million, and $9.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Identifiable intangible assets are comprised of the following (in thousands):

	As of December 31, 2020			As of December 31, 2019
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer related	$113,650	$(36,723)	$76,927	$82,314	$(29,760)	$52,554
Other	34,536	(10,748)	23,788	20,262	(12,735)	7,527
Total	$148,186	$(47,471)	$100,715	$102,576	$(42,495)	$60,081

The expected future annual amortization expense for the years ending December 31, is as follows (in thousands):

2021	$14,723
2022	13,599
2023	12,937
2024	11,440
2025	10,724
Thereafter	36,593
Total	$100,016

8. BUSINESS COMBINATIONS

NurseGrid

On March 9, 2020, the Company acquired all of the outstanding stock of HcT2 Co. dba NurseGrid (NurseGrid), a Portland, Oregon-based healthcare technology company offering NurseGrid Mobile and its corollary application for nurse managers, NurseGrid Enterprise, for net cash consideration of approximately $21.5 million, after giving effect to the post-closing working capital adjustment. The Company accounted for this transaction as a business combination achieved in stages which required the Company to remeasure its previously existing minority ownership interest held in NurseGrid, which was accounted for as a non-marketable equity investment measured using the fair value alternative, to fair value at the acquisition date based on the total enterprise value, adjusting for a control premium. The fair value of the Company’s interest in NurseGrid was $3.6 million at closing, resulting in a gain of $1.2 million, recorded as a change in fair value of non-marketable equity investments in the Company’s Condensed Consolidated Statements of Income. Additionally, the Company’s previously recorded non-marketable equity investment in NurseGrid was de-recognized from the Company’s Condensed Consolidated Balance Sheet. Acquisition-related transaction costs were $0.2 million. The financial results of NurseGrid have been included in the Workforce Solutions segment from March 9, 2020.

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

The amounts of revenue and operating loss of NurseGrid included in the Company’s Consolidated Statement of Income since the date of acquisition of March 9, 2020 for the year ended December 31, 2020 are as follows (in thousands):

Total revenues	$219
Operating loss	$(2,650)

The following unaudited pro forma financial information summarizes the results of operations of the Company and NurseGrid as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Year Ended December 31,
	2020	2019
Total revenues	$244,963	$255,566
Income from continuing operations	$13,576	$11,405
Net income	$13,576	$12,979
Net income per share - basic	$0.42	$0.40
Net income per share - diluted	$0.42	$0.40

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

ShiftWizard

On October 12, 2020, the Company acquired all of the outstanding stock of ShiftWizard, Inc. (ShiftWizard) a Raleigh, North Carolina-based healthcare technology company offering a SaaS-based solution that integrates key workforce management capabilities, including scheduling, productivity, and forecasting. The consideration paid for ShiftWizard consisted of $30.2 million in cash and is subject to a post-closing working capital and purchase price adjustment, of which $0.3 million has been accrued as a liability as of December 31, 2020. Of the purchase price paid at closing, $0.5 million is being held in escrow for a period of time following the closing to serve as a source of recovery for certain potential indemnification claims by the Company. Acquisition-related transaction costs were $0.3 million. The financial results of ShiftWizard have been included in the Workforce Solutions segment from October 12, 2020.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$1,091
Accounts and unbilled receivable, net	1,041
Prepaid assets	108
Operating lease right-of-use assets	183
Property and equipment	50
Indemnification assets	464
Goodwill	19,307
Intangible asset	12,660
Accounts payable and accrued liabilities	(601)
Deferred revenue	(1,601)
Deferred tax liability	(1,559)
Operating lease liabilities	(183)
Indemnification liability	(464)
Net assets acquired	$30,496

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of income tax attributes and working capital. Included in the preliminary assets and liabilities is an indemnification asset and liability of $0.5 million associated with a Paycheck Protection Program loan pending forgiveness that has subsequently been forgiven. The primary intangible assets acquired were customer relationships and developed technology. The fair value estimate for customer relationships intangible asset included significant assumptions in the prospective financial information, such as revenue growth, customer attrition, EBITDA margin, and the discount rate. The fair value estimate for developed technology intangible asset included significant assumptions, including the estimate of employee hours that would be needed to recreate the technology. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering ShiftWizard products, and expected synergies from integrating ShiftWizard with other products or other combined functional areas within the Company. The goodwill balance is not deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $2.7 million to an estimated fair value of $1.6 million. The $1.1 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair Value	Useful life
Customer relationships	$7,800	18 years
Developed technology	4,050	5 years
Non-compete	580	1 - 5 years
Trade name	230	5 years
Total preliminary intangible assets subject to amortization	$12,660

The amounts of revenue and operating loss of ShiftWizard included in the Company’s Consolidated Statement of Income since the date of acquisition of October 12, 2020 through December 31, 2020 are as follows (in thousands):

Total revenues	$731
Operating loss	$(553)

The following unaudited pro forma financial information summarizes the results of operations of the Company and ShiftWizard as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Year Ended December 31,
	2020	2019
Total revenues	$248,306	$257,042
Income from continuing operations	$13,056	$11,604
Net income	$13,056	$13,178
Net income per share - basic	$0.41	$0.41
Net income per share - diluted	$0.41	$0.41

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

ANSOSTM Staff Scheduling application

On December 2, 2020, the Company acquired all of the equity interests of Change Healthcare’s staff scheduling business, consisting of the ANSOSTM Staff Scheduling application and related products (ANSOS). The consideration paid for ANSOS was $68.0 million in cash, subject to a post-closing working capital and purchase price adjustment. Of the purchase price paid at closing, $0.3 million is being held in escrow for a period of time following the closing to serve as a source of recovery for certain potential indemnification claims by the Company. Acquisition-related transaction costs were $1.1 million. The financial results of ANSOS have been included in the Workforce Solutions segment from December 2, 2020.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$1,599
Accounts and unbilled receivable, net	11,421
Prepaid assets	481
Operating lease right-of-use assets	888
Property and equipment	66
Deferred tax assets	2,938
Indemnification asset	708
Goodwill	35,258
Intangible assets	32,440
Accounts payable and accrued liabilities	(1,693)
Deferred revenue	(14,529)
Operating lease liabilities	(888)
Uncertain tax position liability	(708)
Net assets acquired	$67,981

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of income tax attributes and working capital. Included in the preliminary assets and liabilities acquired is an indemnification asset and an uncertain tax position liability of $0.7 million determined based on management’s estimate of the most likely value related to income tax attributes. The primary intangible assets acquired were customer relationships and developed technology. The fair value estimate for customer relationships intangible asset included significant assumptions regarding prospective financial information with respect to the acquisition, including with respect to revenue growth, customer attrition, EBITDA margin, and the discount rate. The fair value estimate for developed technology intangible asset included significant assumptions, including the estimate of employee hours that would be needed to recreate the technology. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering ANSOS products, and expected synergies from integrating ANSOS with other products or other combined functional areas within the Company.

The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $17.8 million to an estimated fair value of $14.5 million. The $3.3 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair Value	Useful life
Customer relationships	$21,100	11 - 14 years
Developed technology	9,800	5 years
Trade name	1,540	10 years
Total preliminary intangible assets subject to amortization	$32,440

The amounts of revenue and operating loss of ANSOS included in the Company’s Consolidated Statement of Income since the date of acquisition of December 2, 2020 through December 31, 2020 are as follows (in thousands):

Total revenues	$959
Operating loss	$(469)

The following unaudited pro forma financial information summarizes the results of operations of the Company and ANSOS as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Year Ended December 31,
	2020	2019
Total revenues	$270,246	$278,491
Income from continuing operations	$18,861	$16,534
Net income	$18,861	$18,108
Net income per share - basic	$0.59	$0.56
Net income per share - diluted	$0.59	$0.56

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

The excess of purchase price over the fair values of net tangible and intangible assets is recorded as goodwill. The fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The primary intangible assets acquired were customer relationships and developed technology. The fair value estimate for customer relationships intangible asset included significant assumptions in the prospective financial information, such as revenue growth, customer attrition, and EBITDA margin, and the discount rate. The fair value estimate for developed technology intangible asset included significant assumptions, including the estimate of employee hours that would be needed to recreate the technology. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering Providigm’s products, and expected synergies from integrating Providigm with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $266,000 to an estimated fair value of $141,000. The $125,000 write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services. The acquired assets and liabilities included a $0.8 million indemnification asset and liability determined based on management’s estimate of the most likely value related to tax liabilities.

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair Value	Useful life
Customer relationships	$3,500	12 years
Developed technology	2,200	5 years
Trade Name	250	7 years
Total preliminary intangible assets subject to amortization	$5,950

Pro forma results of operations have not been presented as the impact of the acquisition is not material to the Company’s financial results.

CredentialMyDoc

On December 16, 2019, the Company acquired substantially all the assets of CredentialMyDoc, a Savannah, Georgia based company focusing on intuitive, easy to use, and fast to implement software-as-a-service solution, especially in ambulatory care settings. The consideration paid for CredentialMyDoc consisted of $9.0 million in cash, after giving effect to the post-closing working capital adjustment. Acquisition-related transaction costs were $90,000. The results of operations for CredentialMyDoc have been included in the Provider Solutions segment of the Company’s Financial Statements from the date of acquisition.

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

The excess of purchase price over the fair values of net tangible and intangible assets is recorded as goodwill. The fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The primary intangible assets acquired were customer relationships and developed technology. The fair value estimate for customer relationships intangible asset included significant assumptions regarding prospective financial information with respect to this acquisition, including with respect to revenue growth, customer attrition, and EBITDA margin, and the discount rate. The fair value estimate for developed technology intangible asset included significant assumptions, including the estimate of employee hours that would be needed to recreate the technology. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering CredentialMyDoc products, and expected synergies from integrating CredentialMyDoc with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $587,000 to an estimated fair value of $276,000. The $311,000 write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Preliminary Fair value	Useful life
Customer relationships	$2,100	9 years
Developed technology	2,100	4 years
Non-compete	110	5 years
Trade name	30	3 years
Total intangible assets subject to amortization	$4,340

Pro forma results of operations have not been presented as the impact of the acquisition is not material to the Company’s financial results.

Other Business Combinations

On December 10, 2020, the Company acquired substantially all of the assets of myClinicalExchange, LLC, a Denver, Colorado-based information technologies company offering a SaaS-based solution that allows healthcare organizations to track, manage, and report the intern and clinical rotation educational requirements of medical, nursing, and allied healthcare students, as well as host required documentation for medical residents. The consideration paid for myClinicalExchange consisted of $4.4 million in cash. Of the purchase price paid at closing, $0.4 million is being held in escrow for a period of time following the closing to serve as a source of recovery for certain potential indemnification claims by the Company. Acquisition-related transaction costs were $0.1 million. The acquisition is not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on management’s estimates of fair value. The results of operations for myClinicalExchange are included in the Company’s consolidated financial statements from the date of acquisition and are included in the HealthStream Workforce Solutions segment.

9. BUSINESS SEGMENTS

The Company provides services to healthcare organizations and other members within the healthcare industry. The Company’s services are focused on the delivery of workforce training, certification, assessment, development, and scheduling products and services (Workforce Solutions) and provider credentialing, privileging, call center, and enrollment products and services (Provider Solutions).

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, gains and losses from equity investments, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, information systems, investor relations, administrative and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the years ended December 31, 2020, 2019, and 2018 (in thousands).

Revenues, net:	2020	2019	2018
Workforce Solutions	$197,587	$208,599	$190,139
Provider Solutions	47,239	45,513	41,477
Total revenues, net	$244,826	$254,112	$231,616

Operating income:	2020	2019	2018
Workforce Solutions	$41,622	$40,296	$38,834
Provider Solutions	4,678	5,384	3,474
Unallocated	(30,482)	(30,960)	(26,817)
Total operating income	$15,818	$14,720	$15,491

	Assets*		Purchases of long-lived assets			Depreciation and amortization
	2020	2019	2020	2019	2018	2020	2019	2018
Workforce Solutions	$270,924	$118,382	$17,586	$14,972	$12,820	$12,930	$10,813	$9,780
Provider Solutions	140,490	148,398	2,849	2,959	5,240	10,311	9,757	8,895
Discontinued operations	—	—	—	—	180	—	—	181
Unallocated	88,899	222,764	573	13,602	7,191	6,948	7,299	5,375
Total	$500,313	$489,544	$21,008	$31,533	$25,431	$30,189	$27,869	$24,231

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

10. INCOME TAXES

Components of earnings before income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$17,719	$17,929	$16,575
Foreign	105	—	—
Earnings before income taxes	$17,824	$17,929	$16,575

The provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current federal	$(1,022)	$233	$(79)
Current state	387	634	386
Current foreign	71	—	—
Deferred federal	3,830	2,717	2,661
Deferred state	467	149	356
Deferred foreign	(1)	—	—
Provision for income taxes	$3,732	$3,733	$3,324

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying Consolidated Statements of Income is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal tax provision at the statutory rate	$3,743	$3,765	$3,482
State income tax provision, net of federal benefit	787	895	658
Tax credits	(745)	(614)	(509)
Change in valuation allowance	4	(247)	2
Impact of foreign operations	7	—	—
Stock compensation	27	(117)	(560)
Other	(91)	51	251
Provision for income taxes	$3,732	$3,733	$3,324

Management periodically assesses the realizability of its deferred tax assets, and to the extent that a recovery is not likely, a valuation allowance is established to reduce the deferred tax asset to the amount estimated to be recoverable. At December 31, 2020, the Company has a valuation allowance of $0.6 million recorded against deferred tax assets for state net operating losses and certain foreign deferred tax assets.

As of December 31, 2020, the Company had federal, state, and foreign net operating loss carryforwards of $13.2 million, $23.2 million, and $0.2 million, respectively. Certain losses have an indefinite carryforward period, while other loss carryforwards will expire in years 2021 through 2041. The net operating loss carryforwards may be subject to annual limitations under Internal Revenue Code Section 382. The annual limitations could result in the expiration of a portion of net operating loss and tax credit carryforwards before they are fully utilized. The Company is subject to income taxation at the federal, foreign, and various state levels. The Company is no longer subject to U.S. federal tax examinations for tax years before 2017, and with few exceptions, the Company is not subject to examination by foreign or state tax authorities for tax years which ended before 2017. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2017 are also subject to examination and adjustment.

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits are as follows (in thousands):

	December 31,
	2020	2019
Balance at beginning of year	$317	$317
Additions for tax positions in the current year	—	—
Additions for tax positions of prior years	645	—
Balance at end of year	$962	$317

The Company recognized $20,000 and $14,000 for interest and penalties related to unrecognized tax benefits within the provision for income taxes during the years ended December 31, 2020 and 2019. Unrecognized tax benefits included tax positions of $317,000 for both December 31, 2020 and 2019, that if recognized would impact the Company’s effective tax rate. The balance of the remaining unrecognized tax benefits are not expected to have a rate impact due to the liability being subject to an indemnification agreement.

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$143	$215
Accrued liabilities	1,927	1,775
Lease liability	8,356	8,778
Tax credits	119
Stock based compensation	691	683
Deferred revenue	3,244	198
Basis difference on investments	395	381
Net operating loss carryforwards	3,692	263
Total deferred tax assets	18,567	12,293
Less: Valuation allowance	(550)	(64)
Deferred tax assets, net of valuation allowance	18,017	12,229
Deferred tax liabilities:
Deductible goodwill	2,614	2,236
Nondeductible intangible assets	3,752	801
Right of use assets	7,378	7,773
Prepaid assets	6,986	6,275
Capitalized software development	6,989	5,580
Depreciation	3,846	2,478
Total deferred tax liabilities	31,565	25,143

Net deferred tax liabilities	$13,548	$12,914

The Company realized $27,000 of excess tax expense related to stock based awards during the year ended December 31, 2020, which was reflected in the statement of income as a component of the provision for income taxes.

11. STOCK BASED COMPENSATION

Stock Incentive Plan

The Company has outstanding stock based awards under its 2016 Omnibus Incentive Plan (2016 Plan). The 2016 Plan authorizes the grant of options, restricted share units (RSUs), or other forms of stock based compensation to employees, officers, directors, and others, and such grants must be approved by the Compensation Committee of the Board of Directors. The 2016 Plan allows the Compensation Committee of the Board of Directors to determine the vesting period and parameters of each grant. The vesting period of the options and RSUs granted has historically ranged from immediate vesting to annual vesting up to four years, generally beginning one year after the grant date. As of December 31, 2020, 626,000 shares of common stock were available to be granted under the 2016 Plan.

Stock Option Activity

A summary of activity and various other information relative to stock options for the year ended December 31, 2020 is presented in the tables below (in thousands, except exercise price).

Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at beginning of period	—	$—
Granted	90	20.34
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at end of period	90	$20.34	$135
Exercisable at end of period	—	$—	$—

Other information relative to option activity during the three years ended December 31, 2020 is as follows (in thousands):

	2020	2019	2018
Total intrinsic value of stock options exercised	$—	$277	$6,130
Cash proceeds from exercise of stock options	$—	$214	$2,582

The aggregate intrinsic value for stock options in the table above represents the total difference between the Company’s closing stock price on December 31, 2020 (the last trading day of the year) of $21.84 per share and the option exercise price, multiplied by the number of in-the money options as of December 31, 2020. The weighted average remaining contractual term of options outstanding at December 31, 2020 was 10 years.

Restricted Share Unit Activity

A summary of activity relative to RSUs for the year ended December 31, 2020 is as follows (in thousands, except weighted average grant date fair value):

		Weighted-
	Number of	Average Grant Date	Aggregate
	RSU’s	Fair Value	Intrinsic Value
Outstanding at beginning of period	287	$25.61
Granted	115	22.94
Vested	(90)	24.53
Forfeited	(13)	24.56
Outstanding at end of period	299	$24.95	$6,526

The aggregate fair value of RSUs that vested during the year ended December 31, 2020 and 2019, as of the respective vesting dates, was $2.2 million and $1.9 million, respectively. A portion of RSUs that vested in 2020 and 2019 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld for RSUs during 2020 and 2019 were 19,000 and 15,000, respectively, and were based on the value of the RSUs on their respective settlement dates as determined by the Company’s closing stock price. Total payments related to RSUs for the employees’ tax obligations to taxing authorities were $0.4 million in 2020, $0.4 million in 2019, and $0.3 million in 2018, and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

Stock Based Compensation

Total stock based compensation expense, which is recorded in our Consolidated Statements of Income, recorded for the years ended December 31, is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of revenues (excluding depreciation and amortization)	$41	$699	$37
Product development	363	956	296
Sales and marketing	199	614	183
Other general and administrative	1,615	1,975	1,261
Total stock based compensation expense	$2,218	$4,244	$1,777

The Company amortizes the fair value of all stock based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally is the vesting period. As of December 31, 2020, total unrecognized compensation expense related to non-vested stock options and RSUs was $4.3 million, net of estimated forfeitures, with a weighted average expense recognition period remaining of 2.6 years. The Company realized $27,000 of excess tax expense related to stock based awards during the year ended December 31, 2020, which was reflected in the Consolidated Statement of Income as a component of the provision for income taxes.

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

12. EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, subject to IRS limitations. The Company elected to provide eligible employees with matching contributions totaling $1.2 million, $1.4 million, and $1.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

14. DEBT

At December 31, 2020 and 2019, the Company had no debt outstanding.

Revolving Credit Facility

The Company entered into a Third Amendment to Revolving Credit Agreement (Revolving Credit Facility), amending the Revolving Credit Facility, dated as of November 24, 2014 with Truist Bank, successor by merger to SunTrust Bank (Truist), extending the maturity date to October 28, 2023. The Amendment also increased the capacity under the Revolving Credit Facility to $65.0 million, which continues to include a $5.0 million swing line sub-facility and a $5.0 million letter of credit sub-facility, as well as an accordion feature that allows the Company to increase the Revolving Credit Facility by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions. In addition, the Amendment, among other things, (i) increased the basket for dividends to $65.0 million so long as the pro forma leverage ratio is less than or equal to 1.50:1.00 and the Company has minimum liquidity of $30.0 million, (ii) increased the basket for permitted minority owned investments to $20.0 million, (iii) added a LIBOR floor of 0.50%, and (iv) adjusted the applicable margin. At the Company’s election, the borrowings under the Revolving Credit Facility bear interest at either (1) a rate per annum equal to the highest of Truist’s prime rate or 0.5% in excess of the Federal Funds Rate or 1.0% in excess of one-month LIBOR (the Base Rate), plus an applicable margin, or (2) the one, two, three, or six-month per annum LIBOR for deposits in the applicable currency (the Eurocurrency Rate), as selected by the Company, plus an applicable margin. The applicable margin for Eurocurrency Rate loans depends on the Company’s funded debt leverage ratio and varies from 1.50% to 1.75%. The applicable margin for Base Rate loans depends on the Company’s funded debt leverage ratio and varies from 0.50% to 0.75%. Commitment fees and letter of credit fees are also payable under the Revolving Credit Facility. Principal is payable in full at maturity on October 28, 2023, and there are no scheduled principal payments prior to maturity. The Company is required to pay a commitment fee ranging between 20 and 30 basis points per annum of the average daily unused portion of the Revolving Credit Facility, depending on the Company’s funded debt leverage ratio. The obligations under the Revolving Credit Facility are guaranteed by each of the Company’s subsidiaries.

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

As of December 31, 2020, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of December 31, 2020 and there were no borrowings under the Revolving Credit Facility during the year ended December 31, 2020.

15. LEASES

During 2020, the Company acquired operating leases as part of its acquisitions of NurseGrid, Shiftwizard, and ANSOS, resulting in a $1.1 million ROU asset and lease liability. As of December 31, 2020, the Company did not have any leases that have not yet commenced.

The Company’s operating lease expense as presented in other general and administrative expense in the Consolidated Statement of Income was $4.8 million and $4.9 million for the twelve months ended December 31, 2020 and 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $4.9 million and $2.5 million for the year ended December 31, 2020 and December 31, 2019. As of December 31, 2020, the weighted-average remaining lease term was 9.6 years, and the weighted-average incremental borrowing rate was 6%.

The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet as of December 31, 2020 (in thousands).

		Year Ended December 31,
		2020	2019
Assets	Classification
Operating lease right-of-use assets	Operating lease right of use assets, net	$28,081	$29,615
Total leased assets		$28,081	$29,615
Liabilities
Operating lease liabilities, current	Accounts payable and accrued expenses	$3,390	$2,797
Operating lease liabilities, noncurrent	Operating lease liability, noncurrent	28,479	30,733
Total operating lease liabilities		$31,869	$33,530

The table below presents the maturities of lease liabilities under non-cancellable leases as of December 31, 2020 (in thousands).

2021	$5,229
2022	4,430
2023	4,130
2024	4,176
2025	3,942
Thereafter	20,650
Total undiscounted lease payments	$42,557
Less imputed interest	10,688
Total lease liabilities	$31,869

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

17. NON-MARKETABLE EQUITY INVESTMENTS

The aggregate carrying amount of non-marketable equity investments accounted for using the measurement alternative for equity investments that do not have readily determinable fair values was $3.9 million and $5.9 million for the years ended December 31, 2020 and 2019, respectively, which carrying value we evaluate for impairment at each reporting period. During the year ended December 31, 2020, the Company recorded a $1.2 million upward adjustment to the carrying value of our non-marketable equity investment in NurseGrid due to a change in fair value based on the consideration paid upon the Company’s acquisition of NurseGrid on March 9, 2020 (see Note 8). Cumulatively, the Company has recorded $0.1 million in downward adjustments to the carrying value of non-marketable equity investments. Such is the combination of cumulative downward adjustments of $1.3 million offset by cumulative upward adjustments of $1.2 million. Cumulatively, the Company has recorded $1.3 million in reductions to the carrying value of non-marketable equity investments due to downward changes in fair value based on observable prices from orderly transactions for similar investments made in the investee. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

18. SUBSEQUENT EVENT

On January 19, 2021, the Company acquired the issued and outstanding equity of ProcessDATA, Ltd. (d/b/a ComplyALIGN and HospitalPORTAL), a Chicago, Illinois-based healthcare technology company offering a SaaS-based policy management system for healthcare organizations, for $2.0 million in cash, subject to customary price adjustments. The acquisition is not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on management’s estimates of fair value. The results of operations for ComplyALIGN are included in the Company’s consolidated financial statements from the date of acquisition and are included in the HealthStream Workforce Solutions segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2020. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As discussed above, we completed the acquisition of ShiftWizard on October 12, 2020, completed the acquisition of ANSOS on December 2, 2020, and completed the acquisition of myClinicalExchange on December 10, 2020. We are continuing the process of analyzing the systems of internal control over financial reporting of these acquired businesses and integrating them within our broader framework of controls. In accordance with the SEC’s rules which allow us to exclude these acquired businesses from our internal controls assessment in respect of periods ending on or prior to the first anniversary of the completion of any such acquisition, and taking into account the proximity of the closing date of these acquisitions to our internal controls assessment date of December 31, 2020, we have excluded these acquired businesses from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The assets of ShiftWizard as of December 31, 2020 represented approximately 1% of our total consolidated assets as of such date, and the net revenues of the ShiftWizard during the year ended December 31, 2020 (including the period in 2020 prior to our acquisition of ShiftWizard) represented approximately 2% of our consolidated net revenues during our fiscal year ended December 31, 2020. The assets of ANSOS as of December 31, 2020 represented approximately 3% of our total consolidated assets as of such date, and the net revenues of ANSOS during the year ended December 31, 2020 (including the period in 2020 prior to the acquisition of ANSOS) represented approximately 11% of our consolidated net revenues during our fiscal year ended December 31, 2020. The assets of myClinicalExchange as of December 31, 2020 represented less than 1% of our total consolidated assets as of such date, and the net revenues of myClinicalExchange during the year ended December 31, 2020 (including the period in 2020 prior to our acquisition of myClinicalExchange) represented less than 1% of our consolidated net revenues during our fiscal year ended December 31, 2020. We plan to complete the integration of these acquired businesses within our broader framework of internal controls during 2021 and include these acquired businesses within management’s assessment of our internal control over financial reporting in our next annual report on Form 10-K.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to directors of the Company and corporate governance is incorporated by reference from the information to be contained in our proxy statement for the 2021 Annual Meeting of Shareholders (2021 Proxy Statement) that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption Information about our Executive Officers.

Item 11. Executive Compensation

Incorporated by reference from the information to be contained in the Company’s 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information to be contained in the Company’s 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information to be contained in the Company’s 2021 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information to be contained in the Company’s 2021 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits

Number	Description
2.1 (1)	Membership Interest Purchase Agreement, by and between HealthStream, Inc. and Press Ganey Associates, Inc., dated February 12, 2018.
2.2 (2)	Equity Purchase Agreement, dated November 25, 2020, by and among HSTM Max Holdings, Inc., Change Healthcare Holdings, LLC, Change Healthcare Technologies, LLC and Change Healthcare Ireland Limited.
3.1*	Fourth Amended and Restated Charter of HealthStream, Inc.
3.2 (3) *	Second Amended and Restated Bylaws of HealthStream, Inc.
4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.
4.2*	Reference is made to Exhibits 3.1 and 3.2.
4.3 (4)	Description of Capital Stock of HealthStream, Inc.
10.1^ (5)	2010 Stock Incentive Plan, effective as of May 27, 2010
10.2^*	Form of Indemnification Agreement
10.3^ (6)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.
10.4 (7)

Revolving Credit Agreement, dated November 24, 2014, by and among HealthStream, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent, issuing bank, and swingline lender

10.5^	Summary of Director and Executive Officer Compensation
10.6^ (8)	Letter Agreement, dated as of September 24, 2015, between HealthStream, Inc. and Michael Sousa.
10.7^ (9)	2016 Omnibus Incentive Plan.
10.8^ (10)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers) under 2016 Omnibus Incentive Plan.
10.9^ (10)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director) under 2016 Omnibus Incentive Plan.
10.10 (11)	Lease Agreement, dated April 3, 2017, by and between HealthStream, Inc. and Capitol View Joint Venture.
10.11 (12)	First Amendment to Revolving Credit Agreement, dated November 13, 2017, by and between HealthStream, Inc. and SunTrust Bank.
10.12 (13)	Second Amendment to Revolving Credit Agreement, dated as of December 31, 2018, by and between HealthStream, Inc. and SunTrust Bank.
10.13 (14)	Third Amendment to Revolving Credit Agreement, dated as of October 28, 2020, by and between HealthStream, Inc. and SunTrust Bank.
10.14^ (15)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2016 Omnibus Plan between HealthStream, Inc. and J. Edward Pearson
10.15^ (15)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2016 Stock Incentive Plan between HealthStream, Inc. and Michael Sousa
10.16^	HealthStream, Inc. Amended 2020 Executive and Corporate Management Cash Incentive Bonus Plan
10.17^	HealthStream, Inc. Amended 2020 Provider Solutions Cash Incentive Bonus Plan
10.18^ (16)	Contribution Agreement dated as of June 26, 2019 between HealthStream, Inc. and Robert A. Frist, Jr.
10.19^	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement under 2016 Omnibus Incentive Plan.
21.1	Subsidiaries of HealthStream, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101.1)
*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
^	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 12, 2018.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 30, 2020.
(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 23, 2015.
(4)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the SEC on February 26, 2020.
(5)	Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the SEC on April 29, 2010.
(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 25, 2014.
(8)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2015, filed with the SEC on October 30, 2015.
(9)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 31, 2016.
(10)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2017, filed with the SEC on May 1, 2017.
(11)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2017, filed with the SEC on July 31, 2017.
(12)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 14, 2017.
(13)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated January 2, 2019.
(14)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 28, 2020.
(15)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 16, 2018.
(16)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2019, filed with the SEC on July 26, 2019.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February 2021.

HEALTHSTREAM, INC.

By: /s/ ROBERT A. FRIST, JR.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ ROBERT A. FRIST, JR.	Chief Executive Officer and	February 25, 2021
Robert A. Frist, Jr.	Chairman (Principal Executive Officer)

/s/ SCOTT A. ROBERTS	Chief Financial Officer and Senior Vice President	February 25, 2021
Scott A. Roberts	(Principal Financial and Accounting Officer)

/s/ THOMPSON DENT	Director	February 25, 2021
Thompson Dent

/s/ FRANK GORDON	Director	February 25, 2021
Frank Gordon

/s/ C. MARTIN HARRIS	Director	February 25, 2021
C. Martin Harris

/s/ JEFFREY L. MCLAREN	Director	February 25, 2021
Jeffrey L. McLaren

/s/ LINDA REBROVICK	Director	February 25, 2021
Linda Rebrovick

/s/ MICHAEL SHMERLING	Director	February 25, 2021
Michael Shmerling

/s/ WILLIAM STEAD	Director	February 25, 2021
William Stead

/s/ DEBORAH TAYLOR TATE	Director	February 25, 2021
Deborah Taylor Tate