Form 10-Q
period 2021-03-31
HEALTHSTREAM INC
filed 2021-04-29
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of April 28, 2021, there were 31,552,579 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$45,348	$36,566
Marketable securities	10,622	9,928
Accounts receivable, net of allowance for doubtful accounts of $519 and $549 at March 31, 2021 and December 31, 2020, respectively	33,195	40,726
Accounts receivable - unbilled	3,988	5,374
Prepaid royalties, net of amortization	11,786	9,571
Other prepaid expenses and other current assets	10,038	12,560
Total current assets	114,977	114,725

Property and equipment, net of accumulated depreciation of $20,968 and $19,237 at March 31, 2021 and December 31, 2020, respectively	20,653	22,218
Capitalized software development, net of accumulated amortization of $74,095 and $70,516 at March 31, 2021 and December 31, 2020, respectively	27,190	26,631
Operating lease right of use assets, net	27,276	28,081
Goodwill	181,161	178,440
Customer-related intangibles, net of accumulated amortization of $38,938 and $36,723 at March 31, 2021 and December 31, 2020, respectively	75,603	76,927
Other intangible assets, net of accumulated amortization of $12,371 and $10,748 at March 31, 2021 and December 31, 2020, respectively	22,683	23,788
Deferred tax assets	974	974
Deferred commissions	21,375	19,907
Non-marketable equity investments	7,791	6,845
Other assets	1,999	1,777
Total assets	$501,682	$500,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,012	$29,457
Accrued royalties	8,504	8,809
Deferred revenue	88,390	81,176
Total current liabilities	116,906	119,442

Deferred tax liabilities	16,560	14,523
Deferred revenue, noncurrent	1,518	1,603
Operating lease liability, noncurrent	27,675	28,479
Other long-term liabilities	2,218	2,204
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,553 and 31,493 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	272,001	271,784
Retained earnings	64,569	62,277
Accumulated other comprehensive income	235	1
Total shareholders’ equity	336,805	334,062
Total liabilities and shareholders’ equity	$501,682	$500,313

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues, net	$63,468	$61,572
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	21,237	20,359
Product development	9,361	7,468
Sales and marketing	8,924	9,188
Other general and administrative expenses	11,493	9,864
Depreciation and amortization	9,153	7,449
Total operating costs and expenses	60,168	54,328

Operating income	3,300	7,244

Other (loss) income, net	(87)	1,706

Income before income tax provision	3,213	8,950
Income tax provision	922	1,858
Net income	$2,291	$7,092

Net income per share:
Basic	$0.07	$0.22
Diluted	$0.07	$0.22

Weighted average shares of common stock outstanding:
Basic	31,504	32,334
Diluted	31,526	32,357

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income	$2,291	$7,092

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	230	(44)
Unrealized gain (loss) on marketable securities	4	(101)
Total other comprehensive income (loss)	234	(145)
Comprehensive income	$2,525	$6,947

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2021
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at December 31, 2020	31,493	$271,784	$62,277	$1	$334,062
Net income	—	—	2,291	—	2,291
Comprehensive income	—	—	—	234	234
Stock based compensation	—	616	—	—	616
Common stock issued under stock plans, net of shares withheld for employee taxes	60	(399)	—	—	(399)
Balance at March 31, 2021	31,553	$272,001	$64,569	$235	$336,805

	Three Months Ended March 31, 2020
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2019	32,379	$290,021	$48,143	$4	$338,168
Net income	—	—	7,092	—	7,092
Comprehensive loss	—	—	—	(145)	(145)
Stock based compensation	—	550	—	—	550
Common stock issued under stock plans, net of shares withheld for employee taxes	62	(373)	—	—	(373)
Repurchase of common stock	(438)	(9,876)	—	—	(9,876)
Balance at March 31, 2020	32,003	$280,322	$55,235	$(141)	$335,416

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$2,291	$7,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,153	7,449
Stock based compensation	616	550
Amortization of deferred commissions	2,133	2,159
Provision for doubtful accounts	142	288
Deferred income taxes	486	500
Loss on non-marketable equity investments	54	11
Non-cash paid time off expense	(1,011)	—
Non-cash royalty expense	—	(3,440)
Change in fair value of non-marketable equity investments	—	(1,152)
Other	15	47
Changes in operating assets and liabilities:
Accounts and unbilled receivables	7,379	(4,573)
Prepaid royalties	(2,215)	(3,202)
Other prepaid expenses and other current assets	2,521	735
Deferred commissions	(3,602)	(1,602)
Other assets	(76)	134
Accounts payable and accrued expenses	(5,339)	(5,775)
Accrued royalties	(305)	442
Deferred revenue	6,862	6,453
Net cash provided by operating activities	19,104	6,116

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(731)	(21,421)
Proceeds from maturities of marketable securities	4,500	20,725
Purchases of marketable securities	(5,205)	(14,130)
Payments to acquire non-marketable equity investments	(1,000)	—
Payments associated with capitalized software development	(5,326)	(4,068)
Purchases of property and equipment	(1,898)	(1,010)
Net cash used in investing activities	(9,660)	(19,904)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(399)	(373)
Repurchase of common stock	—	(9,876)
Payment of cash dividends	(12)	(30)
Net cash used in financing activities	(411)	(10,279)

Effect of exchange rate changes on cash and cash equivalents	(251)	(46)
Net increase (decrease) in cash and cash equivalents	8,782	(24,113)
Cash and cash equivalents at beginning of period	36,566	131,538
Cash and cash equivalents at end of period	$45,348	$107,425

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The Condensed Consolidated Balance Sheet at December 31, 2020 was derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2020 (included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2021).

2. REVENUE RECOGNITION AND SALES COMMISSIONS

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services.

Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$49,770	$10,597	$60,367	$48,717	$9,984	$58,701
Professional services	1,477	1,624	3,101	1,107	1,764	2,871
Total revenues, net	$51,247	$12,221	$63,468	$49,824	$11,748	$61,572

For the three months ended March 31, 2021 and 2020, the Company recognized $0.1 million and $0.3 million, respectively, in impairment losses on receivables and contract assets arising from the Company’s contracts with customers.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three months ended March 31, 2021 and 2020, we recognized revenues of approximately $33.6 million and $31.6 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. As of March 31, 2021, approximately $446 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. We expect to recognize revenue related to approximately 46% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Under ASC 606, costs to acquire contracts with customers, such as the initial sales commission payment and associated payroll taxes, are capitalized in the period a customer contract is entered into and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, whereas subsequent sales commission payments which require a substantive performance condition of the employee are expensed ratably through the payment date. Capitalized contract costs are included in deferred commissions in the accompanying Condensed Consolidated Balance Sheets. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of approximately three years. The Company recorded amortization of deferred commissions of approximately $2.1 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively, which is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

3. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended March 31, 2021 and 2020, the Company recorded a provision for income taxes of approximately $0.9 million and $1.9 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 29% and 21%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences. During the three months ended March 31, 2021, the Company recorded discrete tax expense of $0.1 million related to various items, including recording a permanent difference related to purchase accounting adjustments and the impact of a state tax rate change enacted during the period. During the three months ended March 31, 2020, the Company recorded a $1.2 million change in fair value of non-marketable equity investments as a result of the NurseGrid acquisition, which is not a taxable transaction, resulting in a tax benefit of $0.3 million. The Company recognizes excess tax benefits and tax deficiencies associated with stock based awards as a component of its provision for income taxes. The Company recorded additional income tax expense associated with tax deficiencies of approximately $17,000 and $26,000 during the three months ended March 31, 2021 and 2020, respectively.

4.  SHAREHOLDERS’ EQUITY

Stock Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan. The Company accounts for its stock based compensation plan using the fair-value based method for costs related to share based payments, including restricted share units (“RSUs”). During the three months ended March 31, 2021, the Company issued 121,551 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $23.16 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the three months ended March 31, 2020, the Company issued 111,510 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $22.96 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

During the three months ended June 30, 2018, the Company issued 70,000 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis in increments of 10%, 15%, 20%, 25%, and 30% based on performance in 2018, 2019, 2020, 2021, and 2022, respectively. The performance criteria for 17,500 of these performance-based RSUs, along with 7,000 performance-based catch-up RSUs which did not vest based on 2020 performance and remain eligible for vesting, will be based on 2021 performance. The measurement date for these 24,500 performance-based RSUs was established during the three months ended March 31, 2021 with a grant date fair value of $23.01 per share, measured based on the closing fair market value of the Company’s stock on the date the performance criteria was established. The performance criteria for the remaining  21,000 performance-based RSUs has not yet been determined and will be established in 2022 based on performance in 2022; therefore, the measurement date for these remaining 21,000 performance-based RSUs cannot be determined until the performance criteria have been established.

Total stock based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues (excluding depreciation and amortization)	$20	$7
Product development	102	81
Sales and marketing	65	49
Other general and administrative	429	413
Total stock based compensation expense	$616	$550

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share Repurchase Plan

On March 13, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $30.0 million of outstanding shares of common stock. The share repurchase program expired on March 12, 2021. Under this program, the Company repurchased a total of 957,367 shares in open market purchases at an aggregate fair value of $20.0 million, reflecting an average price per share of $20.89 (excluding the cost of broker commissions). No repurchases occurred during the three months ended March 31, 2021.

5.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 148,000 and 106,000 for the three months ended March 31, 2021 and 2020, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$2,291	$7,092
Denominator:
Weighted-average shares outstanding	31,504	32,334
Effect of dilutive shares	22	23
Weighted-average diluted shares	31,526	32,357

Net income per share:
Basic	$0.07	$0.22
Diluted	$0.07	$0.22

6. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	March 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$45,348	$—	$—	$45,348	$45,348	$—
Level 2:
Time deposits	5,022	—	—	5,022	—	5,022
Corporate debt securities	5,604	—	(4)	5,600	—	5,600
Total	$55,974	$—	$(4)	$55,970	$45,348	$10,622

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$31,558	$—	$—	$31,558	$31,558	$—
Level 2:
Time deposits	10,021	—	—	10,021	5,008	5,013
Corporate debt securities	4,923	—	(8)	4,915	—	4,915
Total	$46,502	$—	$(8)	$46,494	$36,566	$9,928

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of March 31, 2021, the Company did not recognize any allowance for credit impairments on its available for sale debt securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

7. BUSINESS COMBINATIONS

NurseGrid

On March 9, 2020, the Company acquired all of the outstanding stock of HcT2 Co. dba NurseGrid (“NurseGrid”), a Portland, Oregon-based healthcare technology company offering NurseGrid Mobile and its corollary application for nurse managers, NurseGrid Enterprise for net cash consideration of approximately $21.5 million, after giving effect to the post-closing working capital adjustment. The Company accounted for this transaction as a business combination achieved in stages which required the Company to remeasure its previously existing minority ownership interest, which was accounted for as a non-marketable equity investment measured using the fair value alternative, to fair value at the acquisition date based on the total enterprise value, adjusting for a control premium. The fair value of the Company’s interest in NurseGrid was $3.6 million at closing, resulting in a gain of $1.2 million, recorded as a change in fair value of non-marketable equity investments in the Company’s Condensed Consolidated Statement of Income during the three months ended March 31, 2020. Additionally, the Company’s previously recorded non-marketable equity investment in NurseGrid was de-recognized from the Company’s Condensed Consolidated Balance Sheet during the same period. Acquisition-related transaction costs were $0.2 million. The financial results of NurseGrid have been included in the Workforce Solutions segment from March 9, 2020.

A summary of the purchase price is as follows (in thousands):

Cash paid at closing	$25,485
Post-closing adjustment, net of cash received	33
Cash acquired	(4,064)
Net consideration paid	21,454
Fair value of existing equity interest in NurseGrid	3,623
Total purchase price	$25,077

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Accounts and unbilled receivable, net	$92
Prepaid and other current assets	155
Operating lease right-of-use assets	50
Deferred tax assets	2,121
Goodwill	21,085
Intangible assets	1,845
Accounts payable and accrued liabilities	(143)
Deferred revenue	(78)
Operating lease liabilities	(50)
Net assets acquired	$25,077

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following unaudited pro forma financial information summarizes the results of operations of the Company and NurseGrid as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Total revenues	$63,472	$61,644
Net income	$2,295	$6,525
Net income per share - basic	$0.07	$0.20
Net income per share - diluted	$0.07	$0.20

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

ShiftWizard

On October 12, 2020, the Company acquired all of the outstanding stock of ShiftWizard, Inc., a Raleigh, North Carolina-based healthcare technology company offering a SaaS-based solution that integrates key workforce management capabilities, including scheduling, productivity, and forecasting. The consideration paid for ShiftWizard consisted of $30.5 million in cash after giving effect to the post-closing working capital adjustment. Acquisition-related transaction costs were $0.3 million. The financial results of ShiftWizard have been included in the Workforce Solutions segment from October 12, 2020.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$1,091
Accounts and unbilled receivable, net	1,038
Prepaid assets	106
Operating lease right-of-use assets	183
Property and equipment	50
Indemnification assets	464
Goodwill	19,307
Intangible asset	12,660
Accounts payable and accrued liabilities	(600)
Deferred revenue	(1,601)
Deferred tax liability	(1,559)
Operating lease liabilities	(183)
Indemnification liability	(464)
Net assets acquired	$30,492

The excess of purchase price over the fair values of net tangible and intangible assets is recorded as goodwill. The fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

acquisition date) as the Company finalizes the valuation of these items. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of income tax attributes. Included in the assets and liabilities is an indemnification asset and liability of $0.5 million associated with a Paycheck Protection Program loan pending forgiveness as of the acquisition date that was subsequently forgiven. The primary intangible assets acquired were customer relationships and developed technology. The fair value estimate for customer relationships intangible asset included significant assumptions in the prospective financial information, such as revenue growth, customer attrition, EBITDA margin, and the discount rate. The fair value estimate for developed technology intangible asset included significant assumptions, including the estimate of employee hours that would be needed to recreate the technology. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering ShiftWizard products, and expected synergies from integrating ShiftWizard with other products or other combined functional areas within the Company. The goodwill balance is not deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $2.7 million to an estimated fair value of $1.6 million. The $1.1 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair Value	Useful life
Customer relationships	$7,800	18 years
Developed technology	4,050	5 years
Non-compete	580	1 - 5 years
Trade name	230	5 years
Total intangible assets	$12,660

The following unaudited pro forma financial information summarizes the results of operations of the Company and ShiftWizard as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Total revenues	$63,719	$62,576
Net income	$2,493	$6,740
Net income per share - basic	$0.08	$0.21
Net income per share - diluted	$0.08	$0.21

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

ANSOSTM Staff Scheduling application

On December 2, 2020, the Company acquired all of the equity interests of Change Healthcare’s staff scheduling business, consisting of the ANSOSTM Staff Scheduling application and related products (ANSOS). The consideration paid for ANSOS was $66.4 million in cash, after giving effect to the post-closing working capital adjustment. Acquisition-related transaction costs were $1.1 million. The financial results of ANSOS have been included in the Workforce Solutions segment from December 2, 2020.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$1,599
Accounts and unbilled receivable, net	10,053
Prepaid assets	233
Operating lease right-of-use assets	888
Property and equipment	66
Deferred tax assets	2,936
Indemnification asset	708
Goodwill	36,963
Intangible assets	32,440
Accounts payable and accrued liabilities	(1,693)
Deferred revenue	(14,537)
Operating lease liabilities	(888)
Deferred tax liability	(1,612)
Uncertain tax position liability	(708)
Net assets acquired	$66,448

The excess of purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. During the three months ended March 31, 2021, the Company determined that a portion of the acquired accounts receivable balance required an adjustment to net realizable value. Additionally, the Company recorded opening balance sheet deferred tax liabilities related to the allocation of intangible assets to the foreign entities. As a result of these two items coupled with the post-closing working capital adjustment, the Company recorded a measurement period adjustment which increased goodwill by $1.7 million. The measurement period adjustment had no effect on current or prior period earnings. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of income tax attributes and working capital accounts. Included in the preliminary assets and liabilities acquired is an indemnification asset and an uncertain tax position liability of $0.7 million determined based on management’s estimate of the most likely value related to income tax attributes. The primary intangible assets acquired were customer relationships and developed technology. The fair value estimate for customer relationships intangible asset included significant assumptions regarding prospective financial information with respect to the acquisition, including with respect to revenue growth, customer attrition, EBITDA margin, and the discount rate. The fair value estimate for developed technology intangible asset included significant assumptions, including the estimate of employee hours that would be needed to recreate the technology. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering ANSOS products, and expected synergies from integrating ANSOS with other products or other combined functional areas within the Company.

The portion of goodwill allocated to the U.S. entity is deductible for U.S. income tax purposes (representing 95%). The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $17.8 million to an estimated fair value of $14.5 million. The $3.3 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair Value	Useful life
Customer relationships	$21,100	11 - 14 years
Developed technology	9,800	5 years
Trade name	1,540	10 years
Total intangible assets	$32,440

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following unaudited pro forma financial information summarizes the results of operations of the Company and ANSOS as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Total revenues	$64,567	$68,437
Net income	$3,124	$8,262
Net income per share - basic	$0.10	$0.26
Net income per share - diluted	$0.10	$0.26

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

Other Business Combinations

On December 10, 2020, the Company acquired substantially all of the assets of myClinicalExchange, LLC, a Denver, Colorado-based information technologies company offering a SaaS-based solution that allows healthcare organizations to track, manage, and report the intern and clinical rotation educational requirements of medical, nursing, and allied healthcare students as well as host required documentation for medical residents. The consideration paid for myClinicalExchange consisted of $4.4 million in cash. Acquisition-related transaction costs were $0.1 million. The acquisition is not considered material to the Company’s Financial Statements. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on management’s estimates of fair value. The results of operations for myClinicalExchange are included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition and are included in the Workforce Solutions segment.

On January 19, 2021, the Company acquired the issued and outstanding equity of ProcessDATA, Ltd. (d/b/a ComplyALIGN and HospitalPORTAL) (“ComplyALIGN”), a Chicago, Illinois-based healthcare technology company offering a SaaS-based policy management system for healthcare organizations, for $2.0 million in cash. The acquisition is not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on management’s estimates of fair value. Acquisition-related transaction costs were $0.1 million. The results of operations for ComplyALIGN are included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition and are included in the Workforce Solutions segment.

During the three months ended March 31, 2021, the carrying amount of goodwill increased by $2.7 million, consisting of a $1.7 million of measurement period adjustment related to ANSOS, $0.6 million of acquired goodwill related to ComplyALIGN, and $0.4 million for the effect of currency translation adjustments.

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, gains and losses from equity investments, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, investor relations, information systems, administrative and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information (in thousands).

	Three Months Ended March 31,
Revenues, net:	2021	2020
Workforce Solutions	$51,247	$49,824
Provider Solutions	12,221	11,748
Total revenues, net	$63,468	$61,572
Operating income:
Workforce Solutions	$9,027	$13,370
Provider Solutions	2,055	1,197
Unallocated	(7,782)	(7,323)
Total operating income	$3,300	$7,244

Segment assets *	March 31, 2021	December 31, 2020
Workforce Solutions	$267,993	$270,924
Provider Solutions	136,926	140,490
Unallocated	96,763	88,899
Total assets	$501,682	$500,313

*

Segment assets include accounts and unbilled receivables, prepaid royalties, prepaid and other current assets, other assets, capitalized software development, deferred commissions, certain property and equipment, goodwill, and intangible assets. Cash and cash equivalents, marketable securities, non-marketable equity investments, and certain ROU assets are not allocated to individual segments and are included within Unallocated. A significant portion of property and equipment assets are included within Unallocated.

9. DEBT

Revolving Credit Facility

On October 28, 2020, the Company entered into a Third Amendment to Revolving Credit Agreement (Revolving Credit Facility), amending the Revolving Credit Facility dated as of November 24, 2014 with Truist Bank, successor by merger to SunTrust Bank (Truist), extending the maturity date to October 28, 2023. Under the Revolving Credit Facility, the Company may borrow up to $65.0 million, which includes a $5.0 million swing line sub-facility and a $5.0 million letter of credit sub-facility, as well as an accordion feature that allows the Company to increase the Revolving Credit Facility by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition, the Revolving Credit Facility requires the Company to meet certain financial tests, including, without limitation:

•	a funded debt leverage ratio (consolidated debt/consolidated EBITDA) of not greater than 3.0 to 1.0; and
•	an interest coverage ratio (consolidated EBITDA/consolidated interest expense) of not less than 3.0 to 1.0.

As of March 31, 2021, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three months ended March 31, 2021.

10. NON-MARKETABLE EQUITY INVESTMENTS

The aggregate carrying amount of non-marketable equity investments accounted for using the measurement alternative for equity investments that do not have readily determinable fair values was $3.9 million as of March 31, 2021 and December 31, 2020, which carrying value we evaluate for impairment at each reporting period. Cumulatively, the Company has recorded $0.1 million in downward adjustments to the carrying value of non-marketable equity investments. Such is the combination of cumulative downward adjustments of $1.3 million offset by cumulative upward adjustments of $1.2 million. These adjustments are the result of changes in fair value based on observable prices from orderly transactions for similar investments made in investees. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward‑Looking Statements

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this report and our audited Consolidated Financial Statements and the Notes thereto for the year ended December 31, 2020, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021 (the “2020 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements set forth above and the risks set forth under the caption Part I, Item 1A. Risk Factors in our 2020 Form 10-K and other disclosures in our 2020 Form 10-K, earnings releases and other filings with the SEC from time to time, as well as other cautionary statements contained elsewhere in this report, including our critical accounting policies and estimates as discussed in this report and our 2020 Form 10-K. We undertake no obligation to update or revise any forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we currently expect.

Business Overview

HealthStream provides workforce and provider solutions for healthcare organizations—all designed to support the people that deliver patient care, which, in turn, supports the improvement of business and clinical outcomes. Delivered primarily as Software-as-a-Service (SaaS), our solutions focus on some of the most significant challenges facing the healthcare workforce and healthcare organizations today, including the need to effectively manage, retain, engage, schedule, and develop healthcare workforce talent; meet rigorous compliance requirements; and efficiently manage ongoing medical staff credentialing and privileging processes. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. At March 31, 2021, we had approximately 4.34 million contracted subscriptions to hStreamTM, our Platform-as-a-Service technology. hStream technology enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content.

Significant financial metrics for the first quarter of 2021 are set forth in the bullets below.

•	Revenues of $63.5 million in the first quarter of 2021, up 3% from $61.6 million in the first quarter of 2020.
•

Operating income of $3.3 million in the first quarter of 2021, down 54% from $7.2 million in the first quarter of 2020, which comparison was negatively impacted by a one-time contractual adjustment to cost of revenues in the amount of $3.4 million during the first quarter of 2020.

•

Net income of $2.3 million in the first quarter of 2021, down 68% from $7.1 million in the first quarter of 2020, which comparison was negatively impacted by $2.6 million from the contractual adjustment in the first quarter of 2020 referenced above.

•

Earnings per share (“EPS”) of $0.07 per share (diluted) in the first quarter of 2021 compared to $0.22 per share (diluted) in the first quarter of 2020, which was impacted by $0.08 from the contractual adjustment in the first quarter of 2020 referenced above.

•	Adjusted EBITDA[1] of $13.6 million in the first quarter of 2021, up 14% from $11.9 million in the first quarter of 2020.
(1)

Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income and disclosure regarding why we believe adjusted EBITDA provides useful information to investors is included later in this report.

On January 19, 2021, the Company acquired ProcessDATA, Ltd. (d/b/a ComplyALIGN and HospitalPORTAL) (“ComplyALIGN”), a Chicago, Illinois-based healthcare technology company offering a SaaS-based policy management system for healthcare organizations, for $2.0 million in cash. The results of operations for ComplyALIGN are included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition and are included in the HealthStream Workforce Solutions segment.

Impact of and Response to COVID-19 Pandemic

The COVID-19 pandemic, which spread throughout the world and the United States during 2020, has resulted in a significant economic downturn. As vaccines have become more available, the number of COVID-19 cases has declined in the United States and various other countries, and economic conditions have improved. However, uncertainty remains regarding the extent, timing, and duration of the pandemic, including the extent to which the availability of these vaccines will positively impact public health conditions and whether new, potentially more contagious and/or virulent strains of COVID-19 may pose additional public health risks. The pandemic continues to cause uncertainty and potential economic volatility, including with regard to the pandemic’s various and unpredictable impacts on our healthcare customers and our business.

Our business is focused on providing workforce and provider solutions to healthcare organizations, and as such, the pandemic’s adverse impact on healthcare organizations has resulted in an adverse impact on our Company. Although we believe that COVID-19 did not have a significant negative impact on our revenues or net income during 2020, we believe that it began to have a negative impact on our revenues during the three months ended March 31, 2021. Additionally, certain developments related to COVID-19 have negatively impacted, and are expected to continue to negatively impact, our business during the remainder of 2021 and potentially thereafter, as described below. In particular, sales cycles have been delayed or postponed such that declines in sales bookings by customers during 2020 and the three months ended March 31, 2021 will result in a negative impact to revenue and earnings during the remainder of 2021 and potentially thereafter.

Our operating results have benefited from a temporary reduction of operating expenses related to COVID-19 conditions, but the operating expense reduction itself—despite its positive impact on operating income and adjusted EBITDA—is indicative of the negative impact the pandemic has had, and may continue to have on new bookings and renewals. We have experienced, and expect to continue to experience, delayed and reduced bookings and renewals due to the pandemic. Given that we sell multiple year subscriptions to our solutions, the revenue impact of lost or delayed sales in a given period generally does not manifest until future periods, just as the revenue we recognize in a given period is generally the result of sales from a prior period. Since mid-March 2020, our sales organization has been unable to travel and conduct onsite sales meetings with existing or prospective customers, and we have also cancelled tradeshows, which typically provide future sales opportunities. As a result, operating income and adjusted EBITDA benefitted from a $1.2 million reduction in operating expense related to travel restrictions during the first quarter of 2021 compared to the first quarter of 2020.

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

Many healthcare organizations have been, and may continue to be, substantially adversely impacted by the COVID-19 pandemic. The period of time over which this adverse impact continues, the extent to which certain healthcare organizations continue to receive and/or are eligible to utilize governmental funds as the result of federal stimulus and relief measures, and ongoing public health conditions related to the pandemic are important factors that may impact our business.

In light of adverse developments with respect to healthcare organizations as noted above, we are continuing to monitor the ability or willingness of our customers to:

•	pay for our solutions in a timely manner, in full, or at all;
•	implement solutions they have purchased from us; and
•	renew existing or purchase new products or services from us.

We monitor our cash position and credit exposure by evaluating, among other things, weekly cash receipts, days sales outstanding (DSO), customer requests to modify payment or contract terms, and bankruptcy notices. We experienced modest increases in DSO during the first quarter of 2021 compared to the first quarter of 2020, which increase was partially due to the increase in accounts receivable balances from acquisitions completed in the fourth quarter of 2020. Additionally, while we have not experienced any adverse impacts to customer defaults resulting from COVID-19, we are unable to know whether or to what extent future negative trends related to the pandemic may arise in the future. Any deterioration in the collectability (or the timing of payments) of our accounts receivable will adversely impact our financial results.

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

Conditions related to the pandemic have also adversely impacted the ability or willingness of some customers to renew their contracts with us, or to renew contracts at the same levels. Pandemic-related conditions have also delayed or otherwise adversely impacted our ability to enter into contracts with new potential customers, as some potential customers have been focused on dealing with the impact and demands that COVID-19 is having on their businesses. In addition, many existing or potential customers are not currently allowing vendors, including representatives of the Company, on their premises, which has reduced, and may continue to reduce, the ability of our sales team to make sales they otherwise would likely make but for the impact of COVID-19. Also, our customers’ uncertainties due to COVID-19, combined with the inability to travel and conduct tradeshows, has had, and may continue to have, a negative impact on our sales volumes. As the pandemic has persisted, we have, however, continued to evolve our sales approach such that our sales representatives are in frequent contact with customers via video conference and other remote means that do not require physical travel or onsite visits to our customers’ facilities. While COVID-19 has had a negative impact on sales volumes, sales have continued throughout the pandemic albeit at a reduced bookings volume.

Our business also relies on a network of partners whose solutions we resell or whose solutions are sold and delivered over our platform. To the extent that COVID-19 results in ongoing or increased business disruption or adverse impacts to our partners, such disruptions and adverse impacts could adversely impact our business.

Given the uncertainty surrounding the adverse impacts that COVID-19 could have on our business, we took certain expense management measures in 2020 as previously disclosed. We have generally discontinued these expense management measures taking into account the improved economic environment and current conditions related to the pandemic, provided that certain expenses such as those associated with travel and tradeshows remain significantly lower than pre-pandemic levels due to an ongoing lack of opportunity to engage in such activities. However, we are continuing to monitor developments related to the COVID-19 pandemic and may reinstate previous expense management measures or undertake further initiatives later in 2021 if we deem necessary.

Key Business Metrics

Our management utilizes the following financial and non-financial metrics in connection with managing our business.

•

Revenues, net. Revenues, net reflect income generated by the sales of goods and services related to our operations and reflects deferred revenue write-downs associated with fair value accounting for acquired businesses. Revenues, net were $63.5 million for the three months ended March 31, 2021 compared to $61.6 million for the three months ended March 31, 2020. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of growth and success of our products.

•

Operating Income. Operating income represents the amount of profit realized from our operations and is calculated as the difference between revenues, net and operating costs and expenses. Operating income was $3.3 million for the three months ended March 31, 2021 compared to $7.2 million for the three months ended March 31, 2020. Operating income for the three months ended March 31, 2021 was negatively impacted by a one-time contractual adjustment to cost of revenues as described above in the amount of $3.4 million during the first quarter of 2020. Management utilizes operating income in connection with managing our business and believes that our operating income provides useful information to investors as a key indicator of profitability.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain non-cash and non-operating items. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, beginning in 2021, executive bonuses are based on the achievement of adjusted EBITDA targets. Adjusted EBITDA was $13.6 million for the three months ended March 31, 2021, compared to $11.9 million for the three months ended March 31, 2020.

•

hStream Subscriptions. hStream subscriptions are determined as the number of subscriptions under contract for hStream, our Platform-as-a-Service technology that enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content. Our management utilizes hStream subscriptions in connection with managing our business and believes that this metric provides useful information to investor, as a measure of our progress in growing the value of our customer base.  At March 31, 2021, we had approximately 4.34 million contracted subscriptions to hStream, compared to 3.40 million as of March 31, 2020.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to the Consolidated Financial Statements in our 2020 Form 10-K and the Notes to the Condensed Consolidated Financial Statements herein which contain additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2020 Form 10-K.

Impact on Comparability of Operating Results

The comparability of our operating results for the three months ended March 31, 2021 to the same period for 2020 are impacted by several factors, including acquisitions, the reduction of revenues associated with legacy resuscitation products, and other non-cash items.

Between March 9, 2020 and January 19, 2021, we completed five acquisitions, which resulted in additional revenues and higher operating expenses during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Our legacy agreements with Laerdal (Legacy Agreements) for the HeartCode and Resuscitation Quality Improvement (RQI) products expired pursuant to their terms on December 31, 2018. Revenues associated with sales of HeartCode and RQI products pursuant to the Legacy Agreements were significant in past years, although margins on such products were lower than HealthStream’s average margin. Revenue generated by HeartCode and RQI products pursuant to the Legacy Agreements was $11.2 million in the first quarter of 2020 compared to $1.8 million in the first quarter of 2021. For additional information, see below under “Other Developments.”

During the three months ended March 31, 2021, the Company recorded a $1.0 million non-recurring, non-cash reduction to paid time off (PTO) expense as a result of modifications to the Company’s PTO policy.  During the three months ended March 31, 2020, the Company recorded a $3.4 million non-cash contractual adjustment that resulted in a decrease to royalty expense upon the resolution of a mutual disagreement relating to various elements of a past partnership.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues, net. Revenues increased approximately $1.9 million, or 3%, to $63.5 million for the three months ended March 31, 2021 from $61.6 million for the three months ended March 31, 2020.

A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended March 31,
Revenues by Business Segment:	2021	2020	Percentage Change
Workforce Solutions	$51,247	$49,824	3%
Provider Solutions	12,221	11,748	4%
Total revenues, net	$63,468	$61,572	3%

% of Revenues
Workforce Solutions	81%	81%
Provider Solutions	19%	19%

Revenues for Workforce Solutions increased $1.4 million, or 3%, to $51.2 million for the three months ended March 31, 2021 from $49.8 million for the three months ended March 31, 2020. Contributions from recent acquisitions and growth in other workforce solutions more than offset the expected decline in revenues from legacy resuscitation products. While revenues from legacy resuscitation products effectively ceased at the end of 2020, revenues for the three months ended March 31, 2021 included $1.8 million as we extended, with support from Laerdal, utilization of these products into 2021 for a small group of customers. Workforce revenues also benefited from a $0.4 million increase in professional services revenues, primarily associated with recently acquired businesses.

Revenues for Provider Solutions increased $0.5 million, or 4%, to $12.2 million for the three months ended March 31, 2021 from $11.7 million for the three months ended March 31, 2020. Revenue growth was attributable to new VerityStream subscriptions and professional services for client implementations.

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $0.8 million, or 4%, to $21.2 million for the three months ended March 31, 2021 from $20.4 million for the three months ended March 31, 2020. Cost of revenues as a percentage of revenues was 33% for both the three months ended March 31, 2021 and 2020. Cost of revenues were favorably impacted by $0.2 million during the three months ended March 31, 2021, resulting from the non-cash reduction to PTO expense, and were favorably impacted in the amount of $3.4 million during the three months ended March 31, 2020 from the one-time non-cash contractual adjustment to royalty expense.

Cost of revenues for Workforce Solutions increased $0.9 million to $17.4 million for the three months ended March 31, 2021 compared to the prior year period and approximated 34% and 33% of revenues for Workforce Solutions for the three months ended March 31, 2021 and 2020, respectively. The increase is primarily associated with the one-time contractual adjustment to cost of revenues in the amount of $3.4 million recorded during the first quarter of 2020, coupled with increased expenses related to recent acquisitions, offset by a decline in royalties related to legacy resuscitation products. Cost of revenues for Provider Solutions decreased $0.1 million to $3.8 million for the three months ended March 31, 2021 compared to the prior year period and approximated 31% and 33% of Provider Solutions revenues for the three months ended March 31, 2021 and 2020, respectively. The decrease is primarily associated with decreases in travel expenses over the prior year period as a result of COVID-19 pandemic.

Product Development. Product development expenses increased $1.9 million, or 25%, to $9.4 million for the three months ended March 31, 2021 from $7.5 million for the three months ended March 31, 2020. Product development expenses as a percentage of revenues were 15% and 12% for the three months ended March 31, 2021 and 2020, respectively. Product development expenses were favorably impacted in the amount of $0.4 million during the three months ended March 31, 2021 from the non-cash reduction to PTO expense.

Product development expenses for Workforce Solutions increased $2.1 million to $8.0 million for the three months ended March 31, 2021 compared to the prior year period and approximated 16% and 12% of revenues for Workforce Solutions for the three months ended March 31, 2021 and 2020, respectively. The increase is primarily associated with recent acquisitions and increased product development efforts across other workforce solutions. Product development expenses for Provider Solutions decreased $0.2 million to $1.4 million for the three months ended March 31, 2021 compared to the prior year period and approximated 11% and 14% of revenues for Provider Solutions for the three months ended March 31, 2021 and 2020, respectively. The decrease in product development expenses is primarily due to an increase in labor capitalized for internally developed software related to additional product investments across the VerityStream product suite.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased $0.3 million, or 3%, to $8.9 million for the three months ended March 31, 2021 from $9.2 million for the three months ended March 31, 2020. Sales and marketing expenses were 14% and 15% of revenues for the three months ended March 31, 2021 and 2020, respectively. Sales and marketing expenses were favorably impacted by $0.2 million during the three months ended March 31, 2021 resulting from the non-cash reduction to PTO expense.

Sales and marketing expenses for Workforce Solutions decreased $0.3 million to $7.1 million for the three months ended March 31, 2021 compared to the prior year period and approximated 14% and 15% of revenues for Workforce Solutions for the three months ended March 31, 2021 and 2020, respectively. The decrease in amount is primarily due to lower sales commissions associated with the decline in legacy resuscitation revenues as well as decreases in travel expenses as a result of the COVID-19 pandemic. Sales and marketing expenses for Provider Solutions decreased $40,000 to $1.5 million for the three months ended March 31, 2021 compared to the prior year period and approximated 13% of revenues for Provider Solutions for both the three months ended March 31, 2021 and 2020. The unallocated corporate portion of sales and marketing expenses increased $34,000 to $0.3 million for the three months ended March 31, 2021 compared to the prior year period.

Other General and Administrative Expenses. Other general and administrative expenses increased $1.6 million, or 17%, to $11.5 million for the three months ended March 31, 2021, from $9.9 million for the three months ended March 31, 2020. Other general and administrative expenses as a percentage of revenues were 18% and 16% of revenues for the three months ended March 31, 2021 and 2020, respectively. Other general and administrative expenses were favorably impacted by $0.2 million during the three months ended March 31, 2021 resulting from the non-cash reduction to PTO expense.

Other general and administrative expenses for Workforce Solutions increased $0.9 million to $4.8 million for the three months ended March 31, 2021 compared to the prior year period and approximated 9% and 8% of Workforce Solutions revenues for the three months ended March 31, 2021 and 2020, respectively. The increase is primarily due to expenses associated with recent acquisitions. Other general and administrative expenses for Provider Solutions increased $0.1 million to $0.9 million for the three months ended March 31, 2021 compared to the prior year period and approximated 7% of Provider Solutions revenues for both the three months ended March 31, 2021 and 2020. The unallocated corporate portion of other general and administrative expenses increased $0.6 million to $5.8 million for the three months ended March 31, 2021 compared to the prior year period primarily due to increases personnel costs and professional services expenses.

Depreciation and Amortization. Depreciation and amortization expense was $9.2 million and $7.4 million for the three months ended March 31, 2021 and 2020, respectively. This increase is primarily a result of increases to amortization associated with capitalized software and recent acquisitions.

Other (Loss) Income, Net. Other (loss) income, net was a loss of $87,000 for the three months ended March 31, 2021 compared to income of $1.7 million for the three months ended March 31, 2020. The decrease resulted primarily from a one-time $1.2 million gain associated with the change in fair value of the non-marketable equity investment in NurseGrid prior to the acquisition of NurseGrid on March 9, 2020 coupled with lower interest income due to reductions in cash and investment balances and lower interest rate yields during the three months ended March 31, 2021 compared to the prior year period.

Income Tax Provision. The Company recorded a provision for income taxes of $0.9 million for the three months ended March 31, 2021 compared to $1.9 million for the three months ended March 31, 2020. The Company’s effective tax rate was 29% for the three months ended March 31, 2021 compared to 21% for the three months ended March 31, 2020. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences. During the three months ended March 31, 2021, the Company recorded discrete tax expense of $0.1 million related to various items, including recording a permanent difference related to purchase accounting adjustments and the impact of a state tax rate change enacted during the period. During the three months ended March 31, 2020, the Company recorded a $1.2 million change in fair value of non-marketable equity investments as a result of the NurseGrid acquisition, which is not a taxable transaction, resulting in a tax benefit of $0.3 million. The Company recorded an increase to the provision for income taxes associated with tax deficiencies resulting from stock based awards of $17,000 and $26,000 during the three months ended March 31, 2021 and 2020, respectively.

Net Income. Net income was approximately $2.3 million and $7.1 million for the three months ended March 31, 2021 and 2020, respectively. Earnings per share (EPS) was $0.07 per share (diluted) and $0.22 per share (diluted) for the three months ended March 31, 2021 and 2020. The one-time contractual adjustment discussed above positively impacted net income in the amount of $2.6 million, or $0.08 per diluted share, for the three months ended March 31, 2020.

Adjusted EBITDA was $13.6 million for the three months ended March 31, 2021 compared to $11.9 million for the three months ended March 31, 2020. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measures under US GAAP and disclosure regarding why we believe these non-GAAP financial measures provide useful information to investors.

Other Developments

Our legacy agreements with Laerdal (Legacy Agreements) for the HeartCode and Resuscitation Quality Improvement (RQI) products expired pursuant to their terms on December 31, 2018. Revenues associated with sales of HeartCode and RQI products pursuant to the Legacy Agreements have been significant in recent years, although margins on such products have been lower than HealthStream’s average margin. Revenue generated by HeartCode and RQI products pursuant to the Legacy Agreements was $38.4 million and $58.9 million in 2020 and 2019, respectively. While revenues from legacy resuscitation products effectively ceased at the end of 2020, revenues for the three months ended March 31, 2021 included $1.8 million as we extended, with Laerdal’s support, utilization of these products for a small group of customers. We expect legacy product revenues in the second quarter of 2021 to be approximately $700,000 and expect revenue from legacy products to be de minimis for the second half of 2021.

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

Reconciliation of Non-GAAP Financial Measures

This report presents adjusted EBITDA, which is a non-GAAP financial measure used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income excluding the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses and before interest, income taxes, stock based compensation, depreciation and amortization, changes in fair value of non-marketable equity investments, the de-recognition of non-cash expense resulting from the paid time off expense reduction in the first quarter of 2021 and the resolution of a mutual disagreement related to various elements of a past partnership which resulted in a reduction to cost of sales in the first quarter of 2020 (“adjusted EBITDA”) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash and non-operating items which may not, in any such case, fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to many investors to assess the Company’s ongoing operating performance and to compare the

Company’s operating performance between periods. Additionally, beginning in 2021, executive bonuses are based on the achievement of adjusted EBITDA targets.

The Company has revised its definition of adjusted EBITDA to adjust for the derecognition of non-cash expense resulting from the paid time off policy modification in the first quarter of 2021 as the result of the fact that management believes that such non-cash expense is outside of the ordinary course of the Company’s operations and is not reflective of the Company’s underlying operating performance.

As noted above, the definition of adjusted EBITDA also adjusts for the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses. Following the completion of any acquisition by the Company, the Company must record the acquired deferred revenue at fair value as defined in GAAP, which may result in a write-down of deferred revenue. If the Company is required to record a write-down of deferred revenue, it may result in lower recognized revenue, operating income, and net income in subsequent periods.  Revenue for any such acquired business is deferred and is typically recognized over a one-to-two year period following the completion of any particular acquisition, so our GAAP revenues for this one-to-two year period will not reflect the full amount of revenues that would have been reported if the acquired deferred revenue was not written down to fair value. Management believes that including an adjustment in the definition of adjusted EBITDA for the impact of the deferred write-downs associated with fair value accounting for acquired businesses provides useful information to investors because the deferred revenue write-down recognized in periods after an acquisition may, given the nature of this non-cash accounting impact, cause our GAAP financial results during such periods to not fully reflect our underlying operating performance and thus adjusting for this amount may assist in comparing the Company’s results of operations between periods.

Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure of financial performance under GAAP. Because adjusted EBITDA is not a measurement determined in accordance with GAAP, adjusted EBITDA is susceptible to varying calculations. Accordingly, adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies and have limitations as analytical tools. In addition, adjusted EBITDA should not be considered a substitute for, or superior to, measures of financial performance which are prepared in accordance with GAAP.

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below (in thousands).

	Three Months Ended March 31,
	2021	2020
GAAP net income	$2,291	$7,092
Deferred revenue write-down	1,622	144
Interest income	(18)	(594)
Interest expense	32	25
Income tax provision	922	1,858
Stock based compensation expense	616	550
Depreciation and amortization	9,153	7,449
Non-cash paid time off expense	(1,011)	—
Change in fair value of non-marketable equity investments	—	(1,152)
Non-cash royalty expense	—	(3,440)
Adjusted EBITDA	$13,607	$11,932

Liquidity and Capital Resources

Net cash provided by operating activities increased by $13.0 million to $19.1 million during the three months ended March 31, 2021 from $6.1 million during the three months ended March 31, 2020. Such increase was primarily driven by higher cash collections. Our DSO was 52 days for the first quarter of 2021 compared to 44 days for the first quarter of 2020, which increase resulted from higher average receivable balances compared to the prior year.  The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $9.7 million for the three months ended March 31, 2021 compared to $19.9 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, the Company spent $2.0 million to acquire ComplyALIGN and on a net basis received $1.3 million of proceeds upon settling post-closing adjustments related to the ANSOS and ShiftWizard acquisitions for a net cash outflow of $0.7 million for business combinations, invested in marketable securities of $5.2 million, made payments for capitalized software development of $5.3 million, purchased property and equipment of $2.0 million, and made non-marketable equity payments of $1.0 million. These uses of cash were partially offset by $4.5 million in maturities of marketable securities. During the three months ended March 31, 2020 the Company paid $21.4 million in cash to acquire NurseGrid, invested in marketable securities of $14.1 million, made payments for capitalized software development of $4.1 million, and purchased property and equipment of $1.0 million. These uses of cash were partially offset by $20.7 million in maturities of marketable securities.

Net cash used in financing activities was approximately $0.4 million for the three months ended March 31, 2021 compared to $10.3 million for the three months ended March 31, 2020. The uses of cash for the three months ended March 31, 2021 primarily included $0.4 million for the payment of employee payroll taxes in relation to the vesting of restricted share units, and $12,000 of cash dividend payments. The uses of cash for the three months ended March 31, 2020 primarily included $9.9 million for common stock repurchases, $0.4 million for the payment of employee payroll taxes in relation to the vesting of restricted share units, and $30,000 of cash dividend payments.

Our balance sheet reflects negative working capital of $1.9 million at March 31, 2021 compared to negative working capital of $4.7 million at December 31, 2020. The improvement in working capital is primarily a result of strong cash collections. The Company’s primary source of liquidity as of March 31, 2021 was $45.3 million of cash and cash equivalents and $10.6 million of marketable securities. The Company also has a $65.0 million revolving credit facility, all of which was available for additional borrowing at March 31, 2021. The revolving credit facility expires on October 28, 2023, unless earlier renewed or amended.

On March 13, 2020, we announced a share repurchase program authorized by our Board of Directors under which we could purchase up to $30.0 million of our common stock. Under this program, the Company repurchased a total of 957,367 shares in open market purchases at an aggregate fair value of $20.0 million, reflecting an average price per share of $20.89 (excluding the cost of broker commissions). The program expired on March 12, 2021, and no repurchases occurred during the three months ended March 31, 2021. We may elect in the future to adopt a new share repurchase program and/or otherwise repurchase our common stock, including through privately negotiated transactions. Any such equity repurchases would depend upon prevailing market conditions, contractual restrictions, liquidity and cash flow considerations, applicable securities laws requirements, and other factors.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, and capital expenditures for at least the next 12 months.

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense.  Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of March 31, 2021, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of March 31, 2021 and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $56.0 million at March 31, 2021. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $8,000.

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the US dollar, including Canadian dollar, New Zealand dollar, and Australian dollar. Increases and decreases in our foreign-

denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2020, the Company announced a share repurchase program authorized by the Company’s Board of Directors under which the Company could purchase up to $30.0 million of its common stock. Under this program, the Company repurchased a total of 957,367 shares in open market purchases at an aggregate fair value of $20.0 million, reflecting an average price per share of $20.89 (excluding the cost of broker commissions). The program expired on March 12, 2021.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (January 1 - January 31)	—	$—	—	$10,000,029
Month #2 (February 1 - February 29)	—	—	—	10,000,029
Month #3 (March 1 - March 31)	—	—	—	—
Total	—	$—	$—	$—

Item 6. Exhibits

(a)	Exhibits

10.18^	HealthStream, Inc. 2021 Executive and Corporate Management Cash Incentive Bonus Plan

10.19^	HealthStream, Inc. 2021 Provider Solutions Cash Incentive Bonus Plan

10.20^	HealthStream, Inc. Directors Stock Election Plan

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.1 SCH	Inline XBRL Taxonomy Extension Schema

101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL

^	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

April 29, 2021	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer