Form 10-Q
period 2021-06-30
HEALTHSTREAM INC
filed 2021-07-29
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of July 26, 2021, there were 31,554,160 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$49,792	$36,566
Marketable securities	5,349	9,928
Accounts receivable, net of allowance for doubtful accounts of $383 and $549 at June 30, 2021 and December 31, 2020, respectively	28,405	40,726
Accounts receivable - unbilled	4,049	5,374
Prepaid royalties, net of amortization	10,603	9,571
Other prepaid expenses and other current assets	11,969	12,560
Total current assets	110,167	114,725

Property and equipment, net of accumulated depreciation of $22,587 and $19,237 at June 30, 2021 and December 31, 2020, respectively	19,516	22,218
Capitalized software development, net of accumulated amortization of $77,778 and $70,516 at June 30, 2021 and December 31, 2020, respectively	29,918	26,631
Operating lease right of use assets, net	26,384	28,081
Goodwill	181,502	178,440
Customer-related intangibles, net of accumulated amortization of $41,155 and $36,723 at June 30, 2021 and December 31, 2020, respectively	73,109	76,927
Other intangible assets, net of accumulated amortization of $14,005 and $10,748 at June 30, 2021 and December 31, 2020, respectively	20,993	23,788
Deferred tax assets	974	974
Deferred commissions	22,009	19,907
Non-marketable equity investments	8,463	6,845
Other assets	3,267	1,777
Total assets	$496,302	$500,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,365	$29,457
Accrued royalties	6,011	8,809
Deferred revenue	79,542	81,176
Total current liabilities	105,918	119,442

Deferred tax liabilities	17,898	14,523
Deferred revenue, noncurrent	1,550	1,603
Operating lease liability, noncurrent	26,911	28,479
Other long term liabilities	3,646	2,204
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,554 and 31,493 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	272,783	271,784
Retained earnings	67,010	62,277
Accumulated other comprehensive income	586	1
Total shareholders’ equity	340,379	334,062
Total liabilities and shareholders’ equity	$496,302	$500,313

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues, net	$64,816	$60,553	$128,284	$122,125
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	22,657	22,935	45,518	43,294
Product development	10,336	7,830	19,861	15,298
Sales and marketing	9,462	8,236	18,481	17,424
Other general and administrative expenses	9,781	10,098	19,391	19,963
Depreciation and amortization	9,149	7,150	18,302	14,599
Total operating costs and expenses	61,385	56,249	121,553	110,578

Operating income	3,431	4,304	6,731	11,547

Other (loss) income, net	(65)	199	(152)	1,906

Income before income tax provision	3,366	4,503	6,579	13,453
Income tax provision	925	1,061	1,847	2,920
Net income	$2,441	$3,442	$4,732	$10,533

Net income per share:
Basic	$0.08	$0.11	$0.15	$0.33
Diluted	$0.08	$0.11	$0.15	$0.33

Weighted average shares of common stock outstanding:
Basic	31,553	31,997	31,528	32,166
Diluted	31,616	32,025	31,571	32,191

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$2,441	$3,442	$4,732	$10,533

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	347	17	577	(27)
Unrealized gain on marketable securities	4	125	8	24
Total other comprehensive income (loss)	351	142	585	(3)
Comprehensive income	$2,792	$3,584	$5,317	$10,530

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Six Months Ended June 30, 2021
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at December 31, 2020	31,493	$271,784	$62,277	$1	$334,062
Net income	—	—	2,291	—	2,291
Comprehensive income	—	—	—	234	234
Stock based compensation	—	616	—	—	616
Common stock issued under stock plans, net of shares withheld for employee taxes	60	(399)	—	—	(399)
Balance at March 31, 2021	31,553	$272,001	$64,569	$235	$336,805
Net income	—	—	2,441	—	2,441
Comprehensive income	—	—	—	351	351
Stock based compensation	—	782	—	—	782
Common stock issued under stock plans, net of shares withheld for employee taxes	1	—	—	—	—
Balance at June 30, 2021	31,554	$272,783	$67,010	$586	$340,379

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

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$4,732	$10,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,302	14,599
Stock based compensation	1,398	1,107
Amortization of deferred commissions	4,509	4,254
Provision for doubtful accounts	3	351
Deferred income taxes	1,751	2,427
Loss on non-marketable equity investments	133	50
Non-cash paid time off expense	(1,011)	—
Non-cash royalty expense	—	(3,440)
Change in fair value of non-marketable equity investments	—	(1,181)
Other	60	121
Changes in operating assets and liabilities:
Accounts and unbilled receivables	12,247	(3,759)
Prepaid royalties	(1,032)	576
Other prepaid expenses and other current assets	590	547
Deferred commissions	(6,612)	(3,634)
Other assets	(168)	505
Accounts payable and accrued expenses	(6,041)	(5,167)
Accrued royalties	(2,798)	(4,588)
Deferred revenue	(1,739)	231
Net cash provided by operating activities	24,324	13,532

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(731)	(21,449)
Proceeds from maturities of marketable securities	9,731	46,183
Purchases of marketable securities	(5,205)	(36,942)
Payments to acquire non-marketable equity investments	—	(1,000)
Payments to acquire equity method investments	(1,750)	—
Payments associated with capitalized software development	(10,277)	(7,619)
Purchases of property and equipment	(2,407)	(1,268)
Net cash used in investing activities	(10,639)	(22,095)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(399)	(373)
Repurchases of common stock	—	(10,009)
Payment of cash dividends	(12)	(31)
Net cash used in financing activities	(411)	(10,413)

Effect of exchange rate changes on cash and cash equivalents	(48)	(28)
Net increase (decrease) in cash and cash equivalents	13,226	(19,004)
Cash and cash equivalents at beginning of period	36,566	131,538
Cash and cash equivalents at end of period	$49,792	$112,534

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash additions to non-marketable equity investments	$—	$1,300

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$50,740	$10,905	$61,645	$100,511	$21,502	$122,013
Professional services	1,418	1,753	3,171	2,894	3,377	6,271
Total revenues, net	$52,158	$12,658	$64,816	$103,405	$24,879	$128,284

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$47,981	$9,954	$57,935	$96,699	$19,938	$116,637
Professional services	907	1,711	2,618	2,013	3,475	5,488
Total revenues, net	$48,888	$11,665	$60,553	$98,712	$23,413	$122,125

For the six months ended June 30, 2021 and 2020, the Company recognized $3,000 and $0.4 million in impairment losses on receivables and contract assets arising from the Company’s contracts with customers, respectively.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three months ended June 30, 2021 and 2020, we recognized revenues of approximately $40.5 million and $35.2 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. During the six months ended June 30, 2021 and 2020, we recognized $52.2 million and $49.9 million of revenue from amounts included in deferred revenues at the beginning of the respective periods. As of June 30, 2021, approximately $448 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. We expect to recognize revenue related to approximately 46% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Under ASC 606, costs to acquire contracts with customers, such as the initial sales commission payment and associated payroll taxes, are capitalized in the period a customer contract is entered into and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, whereas subsequent sales commission payments which require a substantive performance condition of the employee are expensed ratably through the payment date. Capitalized contract costs are included in deferred commissions in the accompanying Condensed Consolidated Balance Sheets. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of approximately three years. The Company recorded amortization of deferred commissions of approximately $2.4 million and $2.1 million for the three months ended June 30, 2021 and 2020, and $4.5 million and $4.3 million for the six months ended June 30, 2021 and 2020, respectively, which is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

3. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended June 30, 2021 and 2020, the Company recorded a provision for income taxes of approximately $0.9 million and $1.1 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded a provision for income taxes of $1.8 million and $2.9 million, respectively. The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was 28% and 22%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences. During the six months ended June 30, 2021, the Company recorded discrete tax expense of $0.2 million related to various items, including recording a permanent difference related to purchase accounting adjustments and the impact of a state tax rate change enacted during the period. During the six months ended June 30, 2020, the Company recorded a $1.2 million change in fair value of non-marketable equity investments as a result of the NurseGrid acquisition, which is not a taxable transaction, resulting in a tax benefit of $0.3 million.

4.  SHAREHOLDERS’ EQUITY

Stock Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan. The Company accounts for its stock based compensation plan using the fair-value based method for costs related to share based payments, including restricted share units (“RSUs”). During the six months ended June 30, 2021, the Company issued 122,686 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $23.16 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the six months ended June 30, 2020, the Company issued 111,510 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $22.96 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues (excluding depreciation and amortization)	$33	$16	$53	$23
Product development	116	93	218	173
Sales and marketing	76	60	141	110
Other general and administrative	557	388	986	801
Total stock based compensation expense	$782	$557	$1,398	$1,107

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 111,000 and 108,000 for the three months ended June 30, 2021 and 2020, respectively, and 130,000 and 107,000 for the six months ended June 30, 2021 and 2020, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$2,441	$3,442	$4,732	$10,533
Denominator:
Weighted-average shares outstanding	31,553	31,997	31,528	32,166
Effect of dilutive shares	63	28	43	25
Weighted-average diluted shares	31,616	32,025	31,571	32,191

Net income per share:
Basic	$0.08	$0.11	$0.15	$0.33
Diluted	$0.08	$0.11	$0.15	$0.33

6. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	June 30, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$49,792	$—	$—	$49,792	$49,792	$—
Level 2:
Corporate debt securities	5,348	1	—	5,349	—	5,349
Total	$55,140	$1	$—	$55,141	$49,792	$5,349

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$31,558	$—	$—	$31,558	$31,558	$—
Level 2:
Time deposits	10,021	—	—	10,021	5,008	5,013
Corporate debt securities	4,923	—	(8)	4,915	—	4,915
Total	$46,502	$—	$(8)	$46,494	$36,566	$9,928

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of June 30, 2021, the Company did not recognize any allowance for credit impairments on its available for sale debt securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following unaudited pro forma financial information summarizes the results of operations of the Company and NurseGrid as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$64,816	$60,588	$128,289	$122,233
Net income	$2,441	$3,469	$4,736	$9,994
Net income per share - basic	$0.08	$0.11	$0.15	$0.31
Net income per share - diluted	$0.08	$0.11	$0.15	$0.31

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

The following unaudited pro forma financial information summarizes the results of operations of the Company and ShiftWizard as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$64,981	$61,543	$128,700	$124,119
Net income	$2,580	$3,076	$5,073	$9,816
Net income per share - basic	$0.08	$0.10	$0.16	$0.31
Net income per share - diluted	$0.08	$0.10	$0.16	$0.31

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

ANSOSTM Staff Scheduling application

On December 2, 2020, the Company acquired all of the equity interests of Change Healthcare’s staff scheduling business, consisting of the ANSOSTM Staff Scheduling application and related products (ANSOS). The consideration paid for ANSOS was $66.4 million in cash, after giving effect to the post-closing working capital adjustment. Acquisition-related transaction costs were $1.2 million. The financial results of ANSOS have been included in the Workforce Solutions segment from December 2, 2020.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$1,599
Accounts and unbilled receivable, net	10,053
Prepaid assets	233
Operating lease right-of-use assets	888
Property and equipment	66
Deferred tax assets	2,883
Indemnification asset	2,029
Goodwill	36,800
Intangible assets	32,440
Accounts payable and accrued liabilities	(1,693)
Deferred revenue	(14,321)
Operating lease liabilities	(888)
Deferred tax liability	(1,612)
Uncertain tax position liability	(2,029)
Net assets acquired	$66,448

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The excess of purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of income tax attributes and working capital accounts. Included in the preliminary assets and liabilities acquired is an indemnification asset and an uncertain tax position liability determined based on management’s estimate of the most likely value related to income tax attributes. During the six months ended June 30, 2021, the Company made adjustments to accounts receivable, deferred revenue, indemnification asset, uncertain tax position liability, and deferred tax assets based on updated information obtained since our preliminary estimates were made. As a result of these items, coupled with the impact of the post-closing working capital adjustment, the Company recorded a measurement period adjustment which increased goodwill by $1.5 million. The measurement period adjustment had no effect on current or prior period earnings. The primary intangible assets acquired were customer relationships and developed technology. The fair value estimate for customer relationships intangible asset included significant assumptions regarding prospective financial information with respect to the acquisition, including with respect to revenue growth, customer attrition, EBITDA margin, and the discount rate. The fair value estimate for developed technology intangible asset included significant assumptions, including the estimate of employee hours that would be needed to recreate the technology. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering ANSOS products, and expected synergies from integrating ANSOS with other products or other combined functional areas within the Company.

The portion of goodwill allocated to the U.S. entity is deductible for U.S. income tax purposes (representing 95%). The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $17.6 million to an estimated fair value of $14.3 million. The $3.3 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

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

The following unaudited pro forma financial information summarizes the results of operations of the Company and ANSOS as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$65,653	$67,768	$130,220	$136,205
Net income	$3,089	$4,844	$6,214	$13,106
Net income per share - basic	$0.10	$0.15	$0.20	$0.41
Net income per share - diluted	$0.10	$0.15	$0.20	$0.41

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the six months ended June 30, 2021, the carrying amount of goodwill increased by $3.1 million, consisting of a $1.5 million of measurement period adjustment related to ANSOS, $1.0 million of acquired goodwill related to ComplyALIGN, and $0.6 million for the effect of currency translation adjustments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues, net:	2021	2020	2021	2020
Workforce Solutions	52,158	$48,888	$103,405	$98,712
Provider Solutions	12,658	11,665	24,879	23,413
Total revenues, net	$64,816	$60,553	$128,284	$122,125
Operating income:
Workforce Solutions	$9,222	$10,447	$18,249	$23,817
Provider Solutions	2,166	1,272	4,221	2,469
Unallocated	(7,957)	(7,415)	(15,739)	(14,739)
Total operating income	$3,431	$4,304	$6,731	$11,547

Segment assets *	June 30, 2021	December 31, 2020
Workforce Solutions	$263,839	$270,924
Provider Solutions	135,474	140,490
Unallocated	96,989	88,899
Total assets	$496,302	$500,313

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2021, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three and six months ended June 30, 2021.

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

Business Overview

HealthStream provides workforce and provider solutions for healthcare organizations—all designed to support the people that deliver patient care, which, in turn, supports the improvement of business and clinical outcomes. Delivered primarily as Software-as-a-Service (SaaS), our solutions focus on some of the most significant challenges facing the healthcare workforce and healthcare organizations today, including the need to effectively manage, retain, engage, schedule, and develop healthcare workforce talent; meet rigorous compliance requirements; and efficiently manage ongoing medical staff credentialing and privileging processes. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. At June 30, 2021, we had approximately 4.52 million contracted subscriptions to hStreamTM, our Platform-as-a-Service technology. hStream technology enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content.

Significant financial metrics for the second quarter of 2021 are set forth in the bullets below.

•	Revenues of $64.8 million in the second quarter of 2021, an increase of 7% from $60.6 million in the second quarter of 2020, offsetting a $9.7 million decline in legacy resuscitation revenues.
•	Operating income of $3.4 million in the second quarter of 2021, down 20% from $4.3 million in the second quarter of 2020.
•	Net income of $2.4 million in the second quarter of 2021, down 29% from $3.4 million in the second quarter of 2020.
•	Earnings per share (“EPS”) of $0.08 per share (diluted) in the second quarter of 2021 compared to $0.11 per share (diluted) in the second quarter of 2020.
•	Adjusted EBITDA[1] of $14.5 million in the second quarter of 2021, up 20% from $12.1 million in the second quarter of 2020.
(1)

Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income and disclosure regarding why we believe adjusted EBITDA provides useful information to investors is included later in this report.

Impact of and Response to COVID-19 Pandemic

The COVID-19 pandemic, which spread throughout the world and the United States during 2020, resulted in a significant economic downturn. As vaccines have become more available, the number of COVID-19 cases has declined in the United States and various other countries in comparison to their highest levels earlier in pandemic, and economic conditions have generally improved. However, uncertainty remains regarding the extent, timing, and duration of the pandemic, including the extent to which the availability of these vaccines will positively impact public health conditions and whether new, potentially more contagious and/or virulent strains of the COVID-19 virus, including possible strains that may be resistant to currently available vaccines, may pose additional public health risks. The pandemic continues to cause uncertainty and potential economic volatility, including with regard to the pandemic’s various and unpredictable impacts on our healthcare customers and our business. Recent surges in COVID-19 cases, particularly in connection with the Delta variant, could leave to a corollary increase in risk and volatility.

Our business is focused on providing workforce and provider solutions to healthcare organizations, and as such, the pandemic’s adverse impact on healthcare organizations has resulted in an adverse impact on our Company. Although we believe that COVID-19 did not have a significant negative impact on our revenues or net income during 2020, we believe that it began to have a negative impact on our revenues during the six months ended June 30, 2021. Additionally, certain developments related to COVID-19 have negatively impacted and are expected to continue to negatively impact our business during the remainder of 2021 and potentially thereafter, as described below. In particular, sales cycles have been delayed or postponed such that declines in sales bookings by customers during 2020 and the six months ended June 30, 2021 will result in a negative impact to revenue and potentially to earnings during the remainder of 2021 and potentially thereafter.

Our operating results have benefited from a temporary reduction of operating expenses related to COVID-19 conditions, but the operating expense reduction itself—despite its positive impact on operating income and adjusted EBITDA—is indicative of the negative impact the pandemic has had, and may continue to have on new bookings and renewals. We have experienced, and expect to continue to experience, delayed and reduced bookings and renewals due to the pandemic. Given that we sell multiple year subscriptions to our solutions, the revenue impact of lost or delayed sales in a given period generally does not manifest until future periods, just as the revenue we recognize in a given period is generally the result of sales from a prior period. Since mid-March 2020, our sales organization has had limited opportunities to travel and conduct onsite sales meetings with existing or prospective customers, and we have also cancelled in-person tradeshows, which typically generate future sales opportunities. As a result, operating income and adjusted EBITDA benefitted from a $1.2 million reduction in operating expense related to travel restrictions during the first six months of 2021 compared to the first six months of 2020.

As travel restrictions lessen and travel begins to accelerate, we expect operating expenses associated with them to have a negative impact on operating income and EBITDA for the second half of 2021 and do not expect revenue generated from such activities to begin offsetting such increases to operating expenses until next year.  However, the uncertain trajectory of COVID-19 may impact when and to what extent normal operating expenses, including expenses related sales travel and in-person tradeshows, accelerate or remain abated.

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

Additionally, to promote the safety and well-being of our employees, we required our entire workforce to begin working remotely from home beginning March 16, 2020, and the entire workforce continues to work remotely to date. We have established safety protocols and dates in the third quarter of 2021 for each of our offices to re-open; however, we will be offering our employees the option to work under a hybrid model of working either in our offices or remotely, or a combination of both.

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

We monitor our cash position and credit exposure by evaluating, among other things, weekly cash receipts, days sales outstanding (DSO), customer requests to modify payment or contract terms, and bankruptcy notices. We experienced modest improvements in DSO during the second quarter of 2021 compared to the second quarter of 2020. Additionally, while we have not experienced any adverse impacts to customer defaults resulting from COVID-19, we are unable to know whether or to what extent future negative trends related to the pandemic may arise in the future. Any deterioration in the collectability (or the timing of payments) of our accounts receivable could adversely impact our financial results.

The timing of implementation of our services is also relevant to our business because our software solutions do not result in revenue recognition until they are made available for use. To the extent our customers delay or fail to implement products they have purchased, our financial results will be adversely impacted. While we have experienced a negative impact from certain implementation delays related to COVID-19, these delays have not been consistent across products or across customers. In fact, we have become more efficient in implementing certain products during the pandemic. Our Provider Solutions business segment has, in some instances, been more sensitive to implementation delays than our Workforce Solutions segment as the result of complexities associated with implementing certain of the solutions offered through that business segment.

Conditions related to the pandemic have also adversely impacted the ability or willingness of some customers to renew their contracts with us or to renew contracts at the same levels. Pandemic-related conditions have also delayed or otherwise adversely impacted our ability to enter into contracts with new potential customers, as some potential customers have been focused on dealing with the impact and demands that COVID-19 is having on their businesses. In addition, the limitations noted above on onsite sales meetings and in-person trade shows, as well as our customers’ ongoing uncertainties due to COVID-19 have reduced, and may continue to reduce, the ability of our sales team to make sales they otherwise would likely make but for the impact of COVID-19. As the pandemic has persisted, we have, however, continued to evolve our sales approach such that our sales representatives have been in frequent contact with customers via video conference and other remote means that do not require physical travel or onsite visits to our customers’ facilities. Moreover, there has begun to be a resumption of certain in-person activities as COVID-19 conditions have improved. Whether this resumption of in-person activities will continue and increase or falter and decrease may be dependent on the prevalence of future COVID-19 outbreaks, including with regard to new variants that continue to emerge.

Given the uncertainty surrounding the adverse impacts that COVID-19 could have on our business, we took certain expense management measures in 2020 as previously disclosed. We have generally discontinued these expense management measures taking into account the improved economic environment and current conditions related to the pandemic, provided that certain expenses such as those associated with travel and tradeshows remain significantly lower than pre-pandemic levels due to limitations on our ability to engage in such activities at the same levels as prior to the pandemic. However, we are continuing to monitor developments related to the COVID-19 pandemic and will continue to make such expense management adjustments as we deem necessary.

Key Business Metrics

Our management utilizes the following financial and non-financial metrics in connection with managing our business.

•

Revenues, net. Revenues, net reflect income generated by the sales of goods and services related to our operations and reflects deferred revenue write-downs associated with fair value accounting for acquired businesses. Revenues, net were $64.8 million and $128.3 million for the three and six months ended June 30, 2021 compared to $60.6 million and $122.1 million for the three and six months ended June 30, 2020. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of growth and success of our products.

•

Operating Income. Operating income represents the amount of profit realized from our operations and is calculated as the difference between revenues, net and operating costs and expenses. Operating income was $3.4 million and $6.7 million for the three and six months ended June 30, 2021 compared to $4.3 million and $11.5 million for the three and six months ended June 30, 2020. Management utilizes operating income in connection with managing our business and believes that our operating income provides useful information to investors as a key indicator of profitability.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain non-cash and non-operating items. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, beginning in 2021, executive bonuses are based on the achievement of adjusted EBITDA targets. Adjusted EBITDA was $14.5 million and $28.1 million for the three and six months ended June 30, 2021, compared to $12.1 million and $24.0 million for the three and six months ended June 30, 2020.

•

hStream Subscriptions. hStream subscriptions are determined as the number of subscriptions under contract for hStream, our Platform-as-a-Service technology that enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content. Management utilizes hStream subscriptions in connection with managing our business and believes that this metric provides useful information to investors as a measure of our progress in growing the value of our customer base. At June 30, 2021, we had approximately 4.52 million contracted subscriptions to hStream, compared to 3.48 million as of June 30, 2020.

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

Impact on Comparability of Operating Results

The comparability of our operating results for the six months ended June 30, 2021 to the same period for 2020 are impacted by several factors, including acquisitions, the reduction of revenues associated with legacy resuscitation products, and other non-cash items.

Between March 9, 2020 and January 19, 2021, we completed five acquisitions, which resulted in additional revenues and higher operating expenses during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.

Our legacy agreements with Laerdal (Legacy Agreements) for the HeartCode and Resuscitation Quality Improvement (RQI) products expired pursuant to their terms on December 31, 2018. Revenues associated with sales of HeartCode and RQI products pursuant to the Legacy Agreements were significant in past years, although margins on such products were lower than HealthStream’s average margin. Revenue generated by HeartCode and RQI products pursuant to the Legacy Agreements was $10.7 million in the second quarter of 2020 compared to $1.0 million in the second quarter of 2021. For additional information, see below under “Other Developments.”

During the six months ended June 30, 2021, the Company recorded a $1.0 million non-recurring, non-cash reduction to paid time off (PTO) expense as a result of modifications to the Company’s PTO policy. During the six months ended June 30, 2020, the Company recorded a $3.4 million non-cash contractual adjustment that resulted in a decrease to royalty expense upon the resolution of a mutual disagreement relating to various elements of a past partnership.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues, net. Revenues increased approximately $4.3 million, or 7%, to $64.8 million for the three months ended June 30, 2021 from $60.6 million for the three months ended June 30, 2020.

A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended June 30,
Revenues by Business Segment:	2021	2020	Percentage Change
Workforce Solutions	$52,158	$48,888	7%
Provider Solutions	12,658	11,665	9%
Total revenues, net	$64,816	$60,553	7%

% of Revenues
Workforce Solutions	80%	81%
Provider Solutions	20%	19%

Revenues for Workforce Solutions increased $3.3 million, or 7%, to $52.2 million for the three months ended June 30, 2021 from $48.9 million for the three months ended June 30, 2020. The Workforce Solutions segment achieved this 7% growth while overcoming a $9.7 million decline from the legacy resuscitation business. In this regard, while revenues from legacy resuscitation products effectively ceased at the end of 2020, revenues for the three months ended June 30, 2021 included $1.0 million as we extended, with support from Laerdal, utilization of these products in 2021 for a small group of customers. Revenues from recent acquisitions and growth in other solutions more than offset the lost legacy resuscitation revenues. Workforce revenues also benefited from a $0.5 million increase in professional services revenues, primarily associated with recently acquired businesses.

Revenues for Provider Solutions increased $1.0 million, or 9%, to $12.7 million for the three months ended June 30, 2021 from $11.7 million for the three months ended June 30, 2020. Revenue growth was attributable to new subscription revenues.

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues decreased $0.2 million, or 1%, to $22.7 million for the three months ended June 30, 2021 from $22.9 million for the three months ended June 30, 2020. Cost of revenues as a percentage of revenues was 35% and 38% for the three months ended June 30, 2021 and 2020, respectively.

Cost of revenues for Workforce Solutions decreased $0.3 million to $18.7 million for the three months ended June 30, 2021 compared to the prior year period and approximated 36% and 39% of revenues for Workforce Solutions for the three months ended June 30, 2021 and 2020, respectively. The decrease is primarily attributable to a decrease in royalties payable by us related to legacy resuscitation products, partially offset by increased expenses related to recent acquisitions coupled with an increase in software expense classified as cost of revenues during the three months ended June 30, 2021. Cost of revenues for Provider Solutions increased $0.1 million to $4.0 million for the three months ended June 30, 2021 compared to the prior year period and approximated 31% and 33% of Provider Solutions revenues for the three months ended June 30, 2021 and 2020, respectively. The increase in amount is primarily associated with an increase in software expense classified as cost of revenues during the three months ended June 30, 2021.

Product Development. Product development expenses increased $2.5 million, or 32%, to $10.3 million for the three months ended June 30, 2021 from $7.8 million for the three months ended June 30, 2020. Product development expenses as a percentage of revenues were 16% and 13% for the three months ended June 30, 2021 and 2020, respectively.

Product development expenses for Workforce Solutions increased $2.7 million to $8.9 million for the three months ended June 30, 2021 compared to the prior year period and approximated 17% and 13% of revenues for Workforce Solutions for the three months ended June 30, 2021 and 2020, respectively. The increase is primarily associated with recent acquisitions and increased product development efforts across other workforce solutions. Product development expenses for Provider Solutions decreased $0.2 million to $1.4 million for the three months ended June 30, 2021 compared to the prior year period and approximated 12% and 14% of revenues for Provider Solutions for the three months ended June 30, 2021 and 2020, respectively. The decrease in product development expenses is primarily due to an increase in labor capitalized for internally developed software related to additional product investments across the VerityStream product suite.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $1.3 million, or 15%, to $9.5 million for the three months ended June 30, 2021 from $8.2 million for the three months ended June 30, 2020. Sales and marketing expenses were 15% and 14% of revenues for the three months ended June 30, 2021 and 2020, respectively.

Sales and marketing expenses for Workforce Solutions increased $1.1 million to $7.5 million for the three months ended June 30, 2021 compared to the prior year period and approximated 14% and 13% of revenues for Workforce Solutions for the three months ended June 30, 2021 and 2020, respectively. The increase is primarily due to additional personnel expenses due to recent acquisitions partially offset by lower sales commissions associated with the decline in legacy resuscitation revenues. Sales and marketing expenses for Provider Solutions increased $80,000 to $1.6 million for the three months ended June 30, 2021 compared to the prior year period and approximated 13% of revenues for Provider Solutions for both the three months ended June 30, 2021 and 2020. The unallocated corporate portion of sales and marketing expenses increased $50,000 to $0.4 million for the three months ended June 30, 2021 compared to the prior year period.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.3 million, or 3%, to $9.8 million for the three months ended June 30, 2021, from $10.1 million for the three months ended June 30, 2020. Other general and administrative expenses as a percentage of revenues were 15% and 17% of revenues for the three months ended June 30, 2021 and 2020, respectively.

Other general and administrative expenses for Workforce Solutions decreased $1.0 million to $3.0 million for the three months ended June 30, 2021 compared to the prior year period and approximated 6% and 8% of Workforce Solutions revenues for the three months ended June 30, 2021 and 2020, respectively. The decrease is primarily due to a decrease in software expense classified as general and administrative expenses partially offset by expenses related to recent acquisitions. Other general and administrative expenses for Provider Solutions increased $60,000 to $0.9 million for the three months ended June 30, 2021 compared to the prior year period and approximated 7% of Provider Solutions revenues for both the three months ended June 30, 2021 and 2020. The unallocated corporate portion of other general and administrative expenses increased $0.6 million to $6.0 million for the three months ended June 30, 2021 compared to the prior year period primarily due to increased personnel costs.

Depreciation and Amortization. Depreciation and amortization expense was $9.1 million and $7.2 million for the three months ended June 30, 2021 and 2020, respectively. This increase is primarily a result of increases to amortization associated with capitalized software and recent acquisitions.

Other (Loss) Income, Net. Other (loss) income, net was a loss of $65,000 for the three months ended June 30, 2021 compared to income of $0.2 million for the three months ended June 30, 2020. The decrease is a result of lower interest income due to reductions in cash and investment balances and lower interest rate yields during the three months ended June 30, 2021 compared to the prior year period.

Income Tax Provision. The Company recorded a provision for income taxes of $0.9 million for the three months ended June 30, 2021 compared to $1.1 million for the three months ended June 30, 2020. The Company’s effective tax rate was 27% for the three months ended June 30, 2021 compared to 24% for the three months ended June 30, 2020. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences.

Net Income. Net income was approximately $2.4 million and $3.4 million for the three months ended June 30, 2021 and 2020, respectively. Earnings per share (EPS) was $0.08 per share (diluted) and $0.11 per share (diluted) for the three months ended June 30, 2021 and 2020, respectively.

Adjusted EBITDA was $14.5 million for the three months ended June 30, 2021 compared to $12.1 million for the three months ended June 30, 2020. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measures under US GAAP and disclosure regarding why we believe Adjusted EBITDA provides useful information to investors.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues, net. Revenues increased $6.2 million, or 5%, to $128.3 million for the six months ended June 30, 2021 from $122.1 million for the six months ended June 30, 2020.

A comparison of revenues by business segment is as follows (in thousands):

	Six Months Ended June 30,
Revenues by Business Segment:	2021	2020	Percentage Change
Workforce Solutions	$103,405	$98,712	5%
Provider Solutions	24,879	23,413	6%
Total revenues, net	$128,284	$122,125	5%

% of Revenues
Workforce Solutions	81%	81%
Provider Solutions	19%	19%

Revenues for Workforce Solutions increased $4.7 million, or 5%, over the first six months of 2020. Contributions from recent acquisitions and growth in other workforce solutions more than offset the expected decline in revenues from legacy resuscitation products of $19.1 million. While revenues from legacy resuscitation products effectively ceased at the end of 2020, revenues for the six months ended June 30, 2021 included $2.8 million as we extended, with support from Laerdal, utilization of these products into

2021 for a small group of customers. Workforce revenues also benefited from a $0.9 million increase in professional services revenues, primarily associated with recently acquired businesses.

Revenues for Provider Solutions increased $1.5 million, or 6%, over the first six months of 2020. Revenue growth was primarily attributable to new subscription revenues.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased $2.2 million, or 5%, to $45.5 million for the six months ended June 30, 2021 from $43.3 million for the six months ended June 30, 2020. Cost of revenues as a percentage of revenues was 35% for both the six months ended June 30, 2021 and 2020. Cost of revenues were favorably impacted by $0.2 million during the six months ended June 30, 2021, resulting from the non-cash reduction to PTO expense, and were favorably impacted in the amount of $3.4 million during the six months ended June 30, 2020 from the one-time non-cash contractual adjustment to royalty expense.

Cost of revenues for Workforce Solutions increased $2.1 million to $37.6 million and approximated 36% of revenues for Workforce Solutions for both the six months ended June 30, 2021 and 2020. The increase in amount is primarily associated with increased expenses related to recent acquisitions, the one-time contractual adjustment to cost of revenues in the amount of $3.4 million recorded during the six months ended June 30, 2020, and an increase in software expense classified as cost of revenues during the six months ended June 30, 2021, partially offset by a decline in royalties related to legacy resuscitation products. Cost of revenues for Provider Solutions increased $0.1 million to $7.9 million and approximated 32% and 33% of Provider Solutions revenues for the six months ended June 30, 2021 and 2020, respectively. The increase in amount is primarily associated with an increase in software expense classified as cost of revenues during the six months ended June 30, 2021.

Product Development. Product development expenses increased $4.6 million, or 30%, to $19.9 million for the six months ended June 30, 2021 from $15.3 million for the six months ended June 30, 2020. Product development expenses as a percentage of revenues were 15% and 13% of revenues for the six months ended June 30, 2021 and 2020, respectively. Product development expenses were favorably impacted in the amount of $0.4 million during the six months ended June 30, 2021 from the non-cash reduction to PTO expense.

Product development expenses for Workforce Solutions increased $5.0 million to $17.0 million and approximated 16% and 12% of revenues for Workforce Solutions for the six months ended June 30, 2021 and 2020, respectively. The increase in amount is primarily associated with recent acquisitions and increased product development efforts across other workforce solutions. Product development expenses for Provider Solutions decreased $0.4 million to $2.9 million and approximated 11% and 14% of revenues for HealthStream Solutions for the six months ended June 30, 2021 and 2020, respectively. The decrease is primarily due to an increase in labor capitalized for internally developed software related to additional product investments across the VerityStream product suite.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $1.1 million, or 6%, to $18.5 million for the six months ended June 30, 2021 from $17.4 million for the six months ended June 30, 2020. Sales and marketing expenses were 14% of revenues for both the six months ended June 30, 2021 and 2020. Sales and marketing expenses were favorably impacted by $0.2 million during the six months ended June 30, 2021 resulting from the non-cash reduction to PTO expense.

Sales and marketing expenses for Workforce Solutions increased $0.9 million to $14.6 million and approximated 14% of revenues for Workforce Solutions for both the six months ended June 30, 2021 and 2020. The increase is primarily associated with increases in general marketing expenses and recent acquisitions, partially offset by lower sales commissions associated with the decline in legacy resuscitation revenues and decreases in travel expenses as a result of the COVID-19 pandemic. Sales and marketing expenses for Provider Solutions increased $47,000 to $3.2 million and approximated 13% of revenues for Provider Solutions for both the six months ended June 30, 2021 and 2020. The unallocated portion of sales and marketing expenses increased $96,000 to $0.7 million compared to the prior year period.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.6 million, or 3%, to $19.4 million for the six months ended June 30, 2021 from $20.0 million for the six months ended June 30, 2020. Other general and administrative expenses as a percentage of revenues were 15% and 16% of revenues for the six months ended June 30, 2021 and 2020, respectively. Other general and administrative expenses were favorably impacted by $0.2 million during the six months ended June 30, 2021 resulting from the non-cash reduction to PTO expense.

Other general and administrative expenses for Workforce Solutions decreased $1.8 million to $6.0 million and approximated 6% and 8% of revenues for Workforce Solutions for the six months ended June 30, 2021 and 2020, respectively. The decrease is primarily associated with a decrease in software expense classified as general and administrative expenses during the six months ended June 30, 2021, partially offset by expenses associated with recent acquisitions. Other general and administrative expenses for Provider Solutions increased $40,000 to $1.6 million and approximated 7% of revenues for Provider Solutions for both the six months ended June 30, 2021 and 2020. The unallocated corporate portion of other general and administrative expenses increased $1.2 million to $11.7 million compared to the first six months of 2020 primarily due to increased personnel expenses as well as professional services expenses over the prior year period.

Depreciation and Amortization. Depreciation and amortization increased $3.7 million, or 25%, to $18.3 million for the six months ended June 30, 2021 from $14.6 million for the six months ended June 30, 2020. The increase resulted from an increase in amortization of capitalized software and intangible assets.

Other (Loss) Income, Net. Other (loss) income, net was loss of $0.2 million for the six months ended June 30, 2021 compared to income of $1.9 million for the six months ended June 30, 2020. This decrease is driven by the $1.2 million gain associated with the change in fair value of the non-marketable equity investment in NurseGrid prior to the acquisition of NurseGrid on March 9, 2020, coupled with lower interest income due to reductions in bond yields and bank interest rates during the six months ended June 30, 2021 compared to the prior year period.

Income Tax Provision. The Company recorded a provision for income taxes of $1.8 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate was 28% for the six months ended June 30, 2021 compared to 22% for the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company recorded discrete tax expense of $0.2 million related to various items, including recording a permanent difference related to purchase accounting adjustments and the impact of a state tax rate change enacted during the period. During the six months ended June 30, 2020, the Company recorded a $1.2 million change in fair value of non-marketable equity investments as a result of the NurseGrid acquisition, which is not a taxable transaction, resulting in a tax benefit of $0.3 million.

Net Income. Net income was $4.7 million for the six months ended June 30, 2021 compared to $10.5 million for the six months ended June 30, 2020. Earnings per diluted share were $0.15 and $0.33 per share for the six months ended June 30, 2021 and 2020, respectively.

Adjusted EBITDA increased $4.1 million to $28.1 million for the six months ended June 30, 2021 compared to $24.0 million for the six months ended June 30, 2020. This increase resulted from the factors mentioned above. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA to the most directly comparable measure under US GAAP.

Other Developments

Our legacy agreements with Laerdal (Legacy Agreements) for the HeartCode and Resuscitation Quality Improvement (RQI) products expired pursuant to their terms on December 31, 2018. Revenues associated with sales of HeartCode and RQI products pursuant to the Legacy Agreements were significant in recent years, although margins on such products have been lower than HealthStream’s average margin. Revenue generated by HeartCode and RQI products pursuant to the Legacy Agreements was $38.4 million and $58.9 million in 2020 and 2019, respectively. While revenues from legacy resuscitation products effectively ceased at the end of 2020, revenues for the six months ended June 30, 2021 included $2.8 million as we extended, with Laerdal’s support, utilization of these products for a small group of customers. We expect revenue from legacy products to be de minimis for the second half of 2021.

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

We remain actively engaged in efforts to broaden the scope and utilization of our simulation-related offerings to include a range of clinical competencies that extend beyond resuscitation, and we intend to bring to market a broadened scope of simulation-based offerings, including resuscitation programs. On January 17, 2019, as part of a seven-year collaboration agreement with the American Red Cross which spans to 2026, we announced the launch of the American Red Cross Resuscitation Suite. We are actively engaged in efforts to market, sell, and deliver our new resuscitation offering, which includes the American Red Cross Resuscitation Suite and validation of skills through a technology enabled Innosonian manikin. A growing number of customers have been implemented on our new resuscitation offering and the solution continues to gain acceptance in the market. We believe our efforts to market, sell, and deliver the American Red Cross Resuscitation Suite, along with efforts to bring additional simulation-related offerings to market, are giving rise to additional and higher margin opportunities than those that existed under the Legacy Agreements.

Reconciliation of Non-GAAP Financial Measures

This report presents adjusted EBITDA, which is a non-GAAP financial measure used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income excluding the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses and before interest, income taxes, stock based compensation, depreciation and amortization, changes in fair value of non-marketable equity investments, the de-recognition of non-cash expense resulting from the paid time off expense reduction in the first quarter of 2021, and the resolution of a mutual disagreement related to various elements of a past partnership which resulted in a reduction to cost of sales in the first quarter of 2020 (“adjusted EBITDA”) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash and non-operating items which may not, in any such case, fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to many investors to assess the Company’s ongoing operating performance and to compare the Company’s operating performance between periods. Additionally, beginning in 2021, executive bonuses are based on the achievement of adjusted EBITDA targets.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP net income	$2,441	$3,442	$4,732	$10,533
Deferred revenue write-down	1,231	135	2,852	279
Interest income	(22)	(237)	(40)	(831)
Interest expense	33	25	65	50
Income tax provision	925	1,061	1,847	2,920
Stock based compensation expense	782	557	1,398	1,107
Depreciation and amortization	9,149	7,150	18,302	14,599
Non-cash paid time off expense	—	—	(1,011)	—
Change in fair value of non-marketable equity investments	—	(29)	—	(1,181)
Non-cash royalty expense	—	—	—	(3,440)
Adjusted EBITDA	$14,539	$12,104	$28,145	$24,036

Liquidity and Capital Resources

Net cash provided by operating activities increased by $10.8 million to $24.3 million during the six months ended June 30, 2021 from $13.5 million during the six months ended June 30, 2020. Such increase was primarily driven by higher cash collections. Our DSO was 43 days for the second quarter of 2021 compared to 47 days for the second quarter of 2020. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was $10.6 million for the six months ended June 30, 2021 compared to $22.1 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company spent $0.7 million on business combinations, invested in marketable securities of $5.2 million, made payments for capitalized software development of $10.3 million, purchased property and equipment of $2.4 million, and invested $1.8 million in equity method investments. These uses of cash were partially offset by $9.7 million in maturities of marketable securities. During the six months ended June 30, 2020 the

Company paid $21.4 million on business combinations, invested in marketable securities of $36.9 million, made payments for capitalized software development of $7.6 million, purchased property and equipment of $1.3 million, and invested $1.0 million in non-marketable equity investments. These uses of cash were partially offset by $46.2 million in maturities of marketable securities.

Net cash used in financing activities was approximately $0.4 million for the six months ended June 30, 2021 compared to $10.4 million for the six months ended June 30, 2020. The use of cash for the six months ended June 30, 2021 included $0.4 million for the payment of employee payroll taxes in relation to the vesting of restricted share units. The uses of cash for the six months ended June 30, 2020 included $10.0 million for common stock repurchases and $0.4 million for the payment of employee payroll taxes in relation to the vesting of restricted share units.

Our balance sheet reflects positive working capital of $4.2 million at June 30, 2021 compared to negative working capital of $4.7 million at December 31, 2020. The improvement in working capital is primarily a result of strong cash collections during the first six months of 2021. The Company’s primary source of liquidity as of June 30, 2021 was $49.8 million of cash and cash equivalents and $5.3 million of marketable securities. The Company also has a $65.0 million revolving credit facility, all of which was available for additional borrowing at June 30, 2021. The revolving credit facility expires on October 28, 2023, unless earlier renewed or amended.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, and capital expenditures for at least the next 12 months.

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of June 30, 2021, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of June 30, 2021 and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $55.1 million at June 30, 2021. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $9,000.

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the US dollar, including Canadian dollar, New Zealand dollar, and Australian dollar. Increases or decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding increases or decreases in our foreign-denominated operating expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the second quarter of 2021 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the 2020 Form 10-K.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.1 SCH	Inline XBRL Taxonomy Extension Schema

101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

July 29, 2021	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer