Form 10-Q
period 2021-09-30
HEALTHSTREAM INC
filed 2021-10-28
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of October 25, 2021, there were 31,562,193 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$55,459	$36,566
Marketable securities	5,095	9,928
Accounts receivable, net of allowance for doubtful accounts of $408 and $549 at September 30, 2021 and December 31, 2020, respectively	26,991	40,726
Accounts receivable - unbilled	3,754	5,374
Prepaid royalties, net of amortization	9,733	9,571
Other prepaid expenses and other current assets	11,224	12,560
Total current assets	112,256	114,725

Property and equipment, net of accumulated depreciation of $24,131 and $19,237 at September 30, 2021 and December 31, 2020, respectively	18,333	22,218
Capitalized software development, net of accumulated amortization of $81,734 and $70,516 at September 30, 2021 and December 31, 2020, respectively	31,250	26,631
Operating lease right of use assets, net	25,869	28,081
Goodwill	181,114	178,440
Customer-related intangibles, net of accumulated amortization of $43,362 and $36,723 at September 30, 2021 and December 31, 2020, respectively	70,782	76,927
Other intangible assets, net of accumulated amortization of $15,431 and $10,748 at September 30, 2021 and December 31, 2020, respectively	19,563	23,788
Deferred tax assets	974	974
Deferred commissions	22,860	19,907
Non-marketable equity investments	8,338	6,845
Other assets	3,375	1,777
Total assets	$494,714	$500,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,170	$29,457
Accrued royalties	5,203	8,809
Deferred revenue	74,577	81,176
Total current liabilities	101,950	119,442

Deferred tax liabilities	18,205	14,523
Deferred revenue, noncurrent	1,915	1,603
Operating lease liability, noncurrent	26,852	28,479
Other long term liabilities	3,594	2,204
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,562 and 31,493 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	273,573	271,784
Retained earnings	68,510	62,277
Accumulated other comprehensive income	115	1
Total shareholders’ equity	342,198	334,062
Total liabilities and shareholders’ equity	$494,714	$500,313

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues, net	$64,091	$60,883	$192,374	$183,008
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	22,585	23,302	68,053	66,596
Product development	10,344	8,192	30,205	23,491
Sales and marketing	10,232	8,863	28,713	26,286
Other general and administrative expenses	10,004	9,986	29,445	29,949
Depreciation and amortization	9,141	7,406	27,443	22,005
Total operating costs and expenses	62,306	57,749	183,859	168,327

Operating income	1,785	3,134	8,515	14,681

Other (loss) income, net	(99)	100	(250)	2,006

Income before income tax provision	1,686	3,234	8,265	16,687
Income tax provision	186	600	2,033	3,519
Net income	$1,500	$2,634	$6,232	$13,168

Net income per share:
Basic	$0.05	$0.08	$0.20	$0.41
Diluted	$0.05	$0.08	$0.20	$0.41

Weighted average shares of common stock outstanding:
Basic	31,558	31,955	31,538	32,095
Diluted	31,684	31,981	31,609	32,121

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$1,500	$2,634	$6,232	$13,168

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(470)	23	107	(4)
Unrealized (loss) gain on marketable securities	(1)	(18)	7	6
Total other comprehensive (loss) income	(471)	5	114	2
Comprehensive income	$1,029	$2,639	$6,346	$13,170

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2021
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at December 31, 2020	31,493	$271,784	$62,277	$1	$334,062
Net income	—	—	2,291	—	2,291
Comprehensive income	—	—	—	234	234
Stock based compensation	—	616	—	—	616
Common stock issued under stock plans, net of shares withheld for employee taxes	60	(399)	—	—	(399)
Balance at March 31, 2021	31,553	$272,001	$64,569	$235	$336,805
Net income	—	—	2,441	—	2,441
Comprehensive income	—	—	—	351	351
Stock based compensation	—	782	—	—	782
Common stock issued under stock plans, net of shares withheld for employee taxes	1	—	—	—	—
Balance at June 30, 2021	31,554	$272,783	$67,010	$586	$340,379
Net income	—	—	1,500	—	1,500
Comprehensive loss	—	—	—	(471)	(471)
Stock based compensation	—	862	—	—	862
Common stock issued under stock plans, net of shares withheld for employee taxes	8	(72)	—	—	(72)
Balance at September 30, 2021	31,562	$273,573	$68,510	$115	$342,198

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

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$6,232	$13,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,443	22,005
Stock based compensation	2,260	1,665
Amortization of deferred commissions	6,900	6,555
Provision for doubtful accounts	99	160
Deferred income taxes	2,066	2,330
Loss on non-marketable equity investments	258	8
Non-cash paid time off expense	(1,011)	—
Non-cash royalty expense	—	(3,440)
Change in fair value of non-marketable equity investments	—	(1,181)
Other	132	321
Changes in operating assets and liabilities:
Accounts and unbilled receivables	13,907	(9)
Prepaid royalties	(162)	1,394
Other prepaid expenses and other current assets	1,335	972
Deferred commissions	(9,854)	(6,693)
Other assets	(278)	308
Accounts payable and accrued expenses	(3,062)	(450)
Accrued royalties	(3,606)	(3,218)
Deferred revenue	(6,223)	(3,142)
Net cash provided by operating activities	36,436	30,753

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(731)	(21,449)
Proceeds from maturities of marketable securities	9,931	59,522
Purchases of marketable securities	(5,223)	(61,178)
Payments to acquire non-marketable equity investments	—	(1,257)
Payments to acquire equity method investments	(1,750)	—
Payments associated with capitalized software development	(16,577)	(12,366)
Purchases of property and equipment	(2,602)	(1,734)
Net cash used in investing activities	(16,952)	(38,462)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(471)	(429)
Repurchases of common stock	—	(16,352)
Payment of cash dividends	(19)	(40)
Net cash used in financing activities	(490)	(16,821)

Effect of exchange rate changes on cash and cash equivalents	(101)	(1)
Net increase (decrease) in cash and cash equivalents	18,893	(24,531)
Cash and cash equivalents at beginning of period	36,566	131,538
Cash and cash equivalents at end of period	$55,459	$107,007

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash additions to non-marketable equity investments	$—	$1,300

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$49,729	$10,973	$60,702	$150,239	$32,475	$182,714
Professional services	1,426	1,963	3,389	4,320	5,340	9,660
Total revenues, net	$51,155	$12,936	$64,091	$154,559	$37,815	$192,374

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$48,246	$9,999	$58,245	$144,945	$29,937	$174,882
Professional services	951	1,687	2,638	2,964	5,162	8,126
Total revenues, net	$49,197	$11,686	$60,883	$147,909	$35,099	$183,008

For the nine months ended September 30, 2021 and 2020, the Company recognized $0.1 million and $0.2 million in impairment losses on receivables and contract assets arising from the Company’s contracts with customers, respectively.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three months ended  September 30, 2021 and 2020, we recognized revenues of approximately $39.4 million and $34.4 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. During the nine months ended September 30, 2021 and 2020, we recognized $59.3 million and $60.5 million of revenue from amounts included in deferred revenues at the beginning of the respective periods. As of September 30, 2021, approximately $446 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. We expect to recognize revenue related to approximately 46% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Under ASC 606, costs to acquire contracts with customers, such as the initial sales commission payment and associated payroll taxes, are capitalized in the period a customer contract is entered into and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, whereas subsequent sales commission payments which require a substantive performance condition of the employee are expensed ratably through the payment date. Capitalized contract costs are included in deferred commissions in the accompanying Condensed Consolidated Balance Sheets. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of approximately three years. The Company recorded amortization of deferred commissions of approximately $2.4 million and $2.3 million for the three months ended September 30, 2021 and 2020, and $6.9 million and $6.6 million for the nine months ended September 30, 2021 and 2020, respectively, which is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

3. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended September 30, 2021 and 2020, the Company recorded a provision for income taxes of approximately $0.2 million and $0.6 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded a provision for income taxes of $2.0 million and $3.5 million, respectively. The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 was 25% and 21%, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences. During the nine months ended September 30, 2021, the Company recorded discrete tax expense of $0.2 million, which included purchase accounting adjustments, changes in state tax rates enacted during the period, and lower research and development tax credits recognized than previously estimated. During the nine months ended September 30, 2020, the Company recorded a $1.2 million change in fair value of non-marketable equity investments as a result of the NurseGrid acquisition, which is not a taxable transaction, resulting in a tax benefit of $0.3 million, and recognized tax benefits resulting from higher research and development tax credits than previously estimated.

4.  SHAREHOLDERS’ EQUITY

Stock Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan. The Company accounts for its stock based compensation plan using the fair-value based method for costs related to share based payments, including restricted share units (“RSUs”). During the nine months ended September 30, 2021, the Company issued 129,906 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $23.44 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. During the nine months ended September 30, 2020, the Company issued 114,784 RSUs, subject to service-based time vesting, with a weighted average grant date fair value of $22.94 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

Total stock based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues (excluding depreciation and amortization)	$31	$16	$82	$39
Product development	111	92	329	266
Sales and marketing	76	60	217	170
Other general and administrative	644	389	1,632	1,190
Total stock based compensation expense	$862	$557	$2,260	$1,665

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 26,000 and 115,000 for the three months ended September 30, 2021 and 2020, respectively, and 95,000 and 112,000 for the nine months ended September 30, 2021 and 2020, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$1,500	$2,634	$6,232	$13,168
Denominator:
Weighted-average shares outstanding	31,558	31,955	31,538	32,095
Effect of dilutive shares	126	26	71	26
Weighted-average diluted shares	31,684	31,981	31,609	32,121

Net income per share:
Basic	$0.05	$0.08	$0.20	$0.41
Diluted	$0.05	$0.08	$0.20	$0.41

6. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	September 30, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$55,459	$—	$—	$55,459	$55,459	$—
Level 2:
Corporate debt securities	5,096	—	(1)	5,095	—	5,095
Total	$60,555	$—	$(1)	$60,554	$55,459	$5,095

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$31,558	$—	$—	$31,558	$31,558	$—
Level 2:
Time deposits	10,021	—	—	10,021	5,008	5,013
Corporate debt securities	4,923	—	(8)	4,915	—	4,915
Total	$46,502	$—	$(8)	$46,494	$36,566	$9,928

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of September 30, 2021, the Company did not recognize any allowance for credit impairments on its available for sale debt securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

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

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair value	Useful life (in years)
Customer relationships	$35	8
Developed technology	1,110	5
Trade name	700	Indefinite
Total intangible assets	$1,845

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following unaudited pro forma financial information summarizes the results of operations of the Company and NurseGrid as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$64,091	$60,900	$192,379	$183,133
Net income	$1,500	$2,648	$6,236	$12,632
Net income per share - basic	$0.05	$0.08	$0.20	$0.39
Net income per share - diluted	$0.05	$0.08	$0.20	$0.39

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair Value	Useful life (in years)
Customer relationships	$7,800	18
Developed technology	4,050	5
Non-compete	580	1 - 5
Trade name	230	5
Total intangible assets	$12,660

The following unaudited pro forma financial information summarizes the results of operations of the Company and ShiftWizard as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$64,210	$61,930	$192,910	$186,049
Net income	$1,615	$2,169	$6,690	$11,985
Net income per share - basic	$0.05	$0.07	$0.21	$0.37
Net income per share - diluted	$0.05	$0.07	$0.21	$0.37

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

ANSOS™ Staff Scheduling application

On December 2, 2020, the Company acquired all of the equity interests of Change Healthcare’s staff scheduling business, consisting of the ANSOS™ Staff Scheduling application and related products (ANSOS). The consideration paid for ANSOS was $66.4 million in cash, after giving effect to the post-closing working capital adjustment. Acquisition-related transaction costs were $1.2 million. The financial results of ANSOS have been included in the Workforce Solutions segment from December 2, 2020.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$1,599
Accounts and unbilled receivable, net	10,099
Prepaid assets	233
Operating lease right-of-use assets	888
Property and equipment	66
Deferred tax assets	2,855
Indemnification asset	2,029
Goodwill	36,748
Intangible assets	32,440
Accounts payable and accrued liabilities	(1,776)
Deferred revenue	(14,204)
Operating lease liabilities	(888)
Deferred tax liability	(1,612)
Uncertain tax position liability	(2,029)
Net assets acquired	$66,448

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The excess of purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of income tax attributes and working capital accounts. Included in the preliminary assets and liabilities acquired is an indemnification asset and an uncertain tax position liability determined based on management’s estimate of the most likely value related to income tax attributes. During the nine months ended September 30, 2021, the Company made adjustments to accounts receivable, deferred revenue, indemnification asset, uncertain tax position liability, accounts payable and accrued liabilities, and deferred tax assets based on updated information obtained since our preliminary estimates were made. As a result of these items, coupled with the impact of the post-closing working capital adjustment, the Company recorded a measurement period adjustment which increased goodwill by $1.5 million. The measurement period adjustment had no effect on current or prior period earnings. The primary intangible assets acquired were customer relationships and developed technology. The fair value estimate for customer relationships intangible asset included significant assumptions regarding prospective financial information with respect to the acquisition, including with respect to revenue growth, customer attrition, EBITDA margin, and the discount rate. The fair value estimate for developed technology intangible asset included significant assumptions, including the estimate of employee hours that would be needed to recreate the technology. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering ANSOS products, and expected synergies from integrating ANSOS with other products or other combined functional areas within the Company.

The portion of goodwill allocated to the U.S. entity is deductible for U.S. income tax purposes (representing 95%). The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $17.5 million to an estimated fair value of $14.2 million. The $3.3 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair Value	Useful life (in years)
Customer relationships	$21,100	11 - 14
Developed technology	9,800	5
Trade name	1,540	10
Total intangible assets	$32,440

The following unaudited pro forma financial information summarizes the results of operations of the Company and ANSOS as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$64,636	$66,924	$194,856	$203,129
Net income	$1,965	$3,407	$8,190	$16,514
Net income per share - basic	$0.06	$0.11	$0.26	$0.51
Net income per share - diluted	$0.06	$0.11	$0.26	$0.51

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the nine months ended September 30, 2021, the carrying amount of goodwill increased by $2.7 million, consisting of a $1.5 million of measurement period adjustment related to ANSOS, $1.0 million of acquired goodwill related to ComplyALIGN, and $0.2 million for the effect of currency translation adjustments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues, net:	2021	2020	2021	2020
Workforce Solutions	$51,155	$49,197	$154,559	$147,909
Provider Solutions	12,936	11,686	37,815	35,099
Total revenues, net	$64,091	$60,883	$192,374	$183,008
Operating income:
Workforce Solutions	$7,732	$9,758	$25,981	$33,575
Provider Solutions	1,974	913	6,195	3,382
Unallocated	(7,921)	(7,537)	(23,661)	(22,276)
Total operating income	$1,785	$3,134	$8,515	$14,681

Segment assets *	September 30, 2021	December 31, 2020
Workforce Solutions	$259,036	$270,924
Provider Solutions	134,793	140,490
Unallocated	100,885	88,899
Total assets	$494,714	$500,313

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

As of September 30, 2021, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three and nine months ended September 30, 2021.

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

Business Overview

HealthStream provides workforce and provider solutions for healthcare organizations—all designed to support the people that deliver patient care, which, in turn, supports the improvement of business and clinical outcomes. Our solutions include multiple Software-as-a-Service (SaaS) applications, and focus on some of the most significant challenges facing the healthcare workforce and healthcare organizations today, including the need to effectively manage, retain, engage, schedule, and develop healthcare workforce talent; meet rigorous compliance requirements; and efficiently manage ongoing medical staff credentialing and privileging processes. HealthStream’s customers include healthcare organizations, pharmaceutical and medical device companies, and other participants in the healthcare industry. At September 30, 2021, we had approximately 4.92 million contracted subscriptions to hStreamTM, our Platform-as-a-Service technology. hStream technology enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content.

Significant financial metrics for the third quarter of 2021 are set forth in the bullets below.

•	Revenues of $64.1 million in the third quarter of 2021, an increase of 5% from $60.9 million in the third quarter of 2020, offsetting a $9.2 million decline in legacy resuscitation revenues.

•	Operating income of $1.8 million in the third quarter of 2021, down 43% from $3.1 million in the third quarter of 2020.

•	Net income of $1.5 million in the third quarter of 2021, down 43% from $2.6 million in the third quarter of 2020.

•	Earnings per share (“EPS”) of $0.05 per share (diluted) in the third quarter of 2021 compared to $0.08 per share (diluted) in the third quarter of 2020.

•	Adjusted EBITDA[1] of $12.5 million in the third quarter of 2021, up 12% from $11.2 million in the third quarter of 2020.
[1]

Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income and disclosure regarding why we believe adjusted EBITDA provides useful information to investors is included later in this report.

Impact of and Response to COVID-19 Pandemic

The COVID-19 pandemic, which spread throughout the world and the United States during 2020, resulted in a significant economic downturn. As vaccines have become widely available in the United States, economic conditions have generally improved in 2021 compared to 2020. However, during the third quarter of 2021, the number of COVID-19 cases and hospitalizations increased in the United States in comparison to earlier levels as a result of the Delta variant, causing restrictive measures to be implemented or reinstituted, including by many of our healthcare customers. Uncertainty remains regarding the extent, timing, and duration of the pandemic, including the extent to which the availability and sustained efficacy of vaccines will positively impact public health conditions and whether potentially more contagious and/or virulent strains of the COVID-19 virus, including strains that may be resistant to currently available vaccines, may pose additional public health risks. The pandemic continues to cause uncertainty and potential economic volatility, including with regard to the pandemic’s various and unpredictable impacts on our healthcare customers and our business.

Our business is focused on providing workforce and provider solutions to healthcare organizations, and as such, the pandemic’s adverse impact on healthcare organizations has resulted in an adverse impact on our Company. Although COVID-19 did not have a significant negative impact on our revenues or net income during 2020, we believe that it began to have a negative impact on our revenues during the nine months ended September 30, 2021. Additionally, certain developments related to COVID-19 have negatively impacted and are expected to continue to negatively impact our business during the remainder of 2021 and potentially thereafter. In particular, sales cycles have been delayed or postponed such that declines in sales bookings by customers during 2020 and the nine months ended September 30, 2021 will result in a negative impact to revenue and potentially to earnings during the remainder of 2021 and in 2022.

Our operating results have benefited from a temporary reduction of operating expenses related to COVID-19 conditions, but the operating expense reduction itself—despite its positive impact on operating income and adjusted EBITDA—is indicative of the negative impact the pandemic has had, and may continue to have on new bookings and renewals. We have experienced, and expect to continue to experience, delayed and reduced bookings and renewals due to the pandemic. Given that we sell multiple year subscriptions to our solutions, the revenue impact of lost or delayed sales in a given period generally does not manifest until future periods, just as the revenue we recognize in a given period is generally the result of sales from a prior period. Since mid-March 2020, our sales organization has had limited opportunities to travel and conduct onsite sales meetings with existing or prospective customers, and we have also cancelled in-person tradeshows, which typically generate future sales opportunities. As a result, operating income and adjusted EBITDA benefitted from a $1.0 million reduction in operating expense related to travel restrictions during the first nine months of 2021 compared to the first nine months of 2020.

When travel restrictions lessen and travel resumes at a more normal level, we expect operating expenses associated with travel to have a negative impact on operating income and EBITDA, and we do not expect revenue generated from such activities to begin offsetting such increases to operating expenses at the same time we incur such expenses. However, the uncertain trajectory of COVID-19 may impact when and to what extent normal operating expenses, including expenses related to sales travel and in-person tradeshows, accelerate or remain abated.

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

Additionally, to promote the safety and well-being of our employees, we required our entire workforce to begin working remotely from home beginning March 16, 2020, and the entire workforce continues to work remotely to date. Although we previously intended to reopen our offices during the third quarter of 2021, due to the recent surges in COVID-19 cases as noted above, we have deferred the time at which our offices will reopen, and are continuing to monitor local public health conditions before making a decision to reopen.

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

We monitor our cash position and credit exposure by evaluating, among other things, weekly cash receipts, days sales outstanding (DSO), customer requests to modify payment or contract terms, and bankruptcy notices. We experienced modest improvements in DSO during the third quarter of 2021 compared to the third quarter of 2020. However, while we have not experienced any adverse impacts to customer defaults resulting from COVID-19, we are unable to know whether or to what extent negative trends related to the pandemic may arise in the future. Any deterioration in the collectability (or the timing of payments) of our accounts receivable could adversely impact our financial results.

The timing of implementation of our services is also relevant to our business because our software solutions do not result in revenue recognition until they are made available for use. To the extent our customers delay or fail to implement products they have purchased, our financial results will be adversely impacted. While we have experienced a negative impact from certain implementation delays related to COVID-19, these delays have not been consistent across products or across customers. In fact, we have become more efficient in implementing certain products during the pandemic, particularly with respect to certain Workforce Solutions segment products. In contrast, our Provider Solutions business segment has, in some instances, been more sensitive to implementation delays as the result of complexities associated with implementing certain of the solutions offered through that business segment.

Conditions related to the pandemic have caused some customers to delay purchasing decisions they would have otherwise made. Such conditions also adversely impacted the ability or willingness of some customers to renew their contracts with us or to renew contracts at the same levels. Pandemic-related conditions have also delayed or otherwise adversely impacted our ability to enter into contracts with new potential customers, as some potential customers have been focused on dealing with the impact and demands that COVID-19 is having on their businesses. In addition, the limitations noted above on onsite sales meetings and in-person trade shows, as well as our customers’ ongoing uncertainties due to COVID-19 have reduced, and may continue to reduce, the ability of our sales team to make sales they otherwise would likely make but for the impact of COVID-19. As the pandemic has persisted, we have, however, continued to evolve our sales approach such that our sales representatives have been in frequent contact with customers via video conference and other remote means that do not require physical travel or onsite visits to our customers’ facilities. The timing and extent of the resumption of in-person activities will be dependent on the prevalence of future COVID-19 outbreaks, including with regard to new variants that may continue to emerge.

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

•

Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations and reflects deferred revenue write-downs associated with fair value accounting for acquired businesses. Revenues, net, were $64.1 million and $192.4 million for the three and nine months ended September 30, 2021 compared to $60.9 million and $183.0 million for the three and nine months ended September 30, 2020. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Operating Income. Operating income represents the amount of profit realized from our operations and is calculated as the difference between revenues, net and operating costs and expenses. Operating income was $1.8 million and $8.5 million for the three and nine months ended September 30, 2021 compared to $3.1 million and $14.7 million for the three and nine months ended September 30, 2020. Management utilizes operating income in connection with managing our business and believes that our operating income provides useful information to investors as a key indicator of profitability.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain non-cash and non-operating items. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, beginning in 2021, executive bonuses are based on the achievement of adjusted EBITDA targets. Adjusted EBITDA was $12.5 million for the three months ended September 30, 2021, compared to $11.2 million for the three months ended September 30, 2020.

•

hStream Subscriptions. hStream subscriptions are determined as the number of subscriptions under contract for hStream, our Platform-as-a-Service technology that enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content. Management utilizes hStream subscriptions in connection with managing our business and believes that this metric provides useful information to investors as a measure of our progress in growing the value of our customer base. At September 30, 2021, we had approximately 4.92 million contracted subscriptions to hStream, compared to 3.82 million as of September 30, 2020.

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

Impact on Comparability of Operating Results

The comparability of our operating results for the nine months ended September 30, 2021 to the same period for 2020 are impacted by several factors, including acquisitions, the reduction of revenues associated with legacy resuscitation products, and other non-cash items.

Between March 9, 2020 and January 19, 2021, we completed five acquisitions, which resulted in additional revenues and higher operating expenses during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.

Our legacy agreements with Laerdal (Legacy Agreements) for the HeartCode and Resuscitation Quality Improvement (RQI) products expired pursuant to their terms on December 31, 2018. Revenues associated with sales of HeartCode and RQI products pursuant to the Legacy Agreements were significant in past years, although margins on such products were lower than HealthStream’s average margin. Revenue generated by HeartCode and RQI products pursuant to the Legacy Agreements was $9.7 million in the third quarter of 2020 compared to $0.5 million in the third quarter of 2021. For additional information, see below under “Other Developments.”

During the nine months ended September 30, 2021, the Company recorded a $1.0 million non-recurring, non-cash reduction to paid time off (PTO) expense as a result of modifications to the Company’s PTO policy. During the nine months ended September 30, 2020, the Company recorded a $3.4 million non-cash contractual adjustment that resulted in a decrease to royalty expense upon the resolution of a mutual disagreement relating to various elements of a past partnership.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues, net. Revenues increased approximately $3.2 million, or 5%, to $64.1 million for the three months ended September 30, 2021 from $60.9 million for the three months ended September 30, 2020.

A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended September 30,
Revenues by Business Segment:	2021	2020	Percentage Change
Workforce Solutions	$51,155	$49,197	4%
Provider Solutions	12,936	11,686	11%
Total revenues, net	$64,091	$60,883	5%

% of Revenues
Workforce Solutions	80%	81%
Provider Solutions	20%	19%

Revenues for Workforce Solutions increased $2.0 million, or 4%, to $51.2 million for the three months ended September 30, 2021 from $49.2 million for the three months ended September 30, 2020. The Workforce Solutions segment achieved this 4% growth while overcoming a $9.2 million decline from the legacy resuscitation business. In this regard, while revenues from legacy resuscitation products effectively ceased at the end of 2020, revenues for the three months ended September 30, 2021 included $0.5 million as we extended, with support from Laerdal, utilization of these products in 2021 for a small group of customers. Revenues from recent acquisitions and growth in other solutions more than offset the decline in legacy resuscitation revenues. Workforce revenues also benefited from a $0.5 million increase in professional services revenues, primarily associated with recently acquired businesses.

Revenues for Provider Solutions increased $1.2 million, or 11%, to $12.9 million for the three months ended September 30, 2021 from $11.7 million for the three months ended September 30, 2020. Revenue growth was primarily attributable to new subscription revenues.

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues decreased $0.7 million, or 3%, to $22.6 million for the three months ended September 30, 2021 from $23.3 million for the three months ended September 30, 2020. Cost of revenues as a percentage of revenues was 35% and 38% for the three months ended September 30, 2021 and 2020, respectively.

Cost of revenues for Workforce Solutions decreased $0.9 million to $18.4 million for the three months ended September 30, 2021 compared to the prior year period and approximated 36% and 39% of revenues for Workforce Solutions for the three months ended September 30, 2021 and 2020, respectively. The decrease is primarily attributable to a decrease in royalties payable by us related to legacy resuscitation products, partially offset by increased expenses related to recent acquisitions coupled with an increase in software expense classified as cost of revenues during the three months ended September 30, 2021. Cost of revenues for Provider Solutions increased $0.2 million to $4.2 million for the three months ended September 30, 2021 compared to the prior year period and approximated 33% and 34% of Provider Solutions revenues for the three months ended September 30, 2021 and 2020, respectively. The increase in amount is primarily associated with an increase in software expense classified as cost of revenues during the three months ended September 30, 2021.

Product Development. Product development expenses increased $2.1 million, or 26%, to $10.3 million for the three months ended September 30, 2021 from $8.2 million for the three months ended September 30, 2020. Product development expenses as a percentage of revenues were 16% and 13% for the three months ended September 30, 2021 and 2020, respectively.

Product development expenses for Workforce Solutions increased $2.2 million to $8.7 million for the three months ended September 30, 2021 compared to the prior year period and approximated 17% and 13% of revenues for Workforce Solutions for the three months ended September 30, 2021 and 2020, respectively. The increase is primarily associated with recent acquisitions and increased product development efforts across other workforce solutions. Product development expenses for Provider Solutions decreased $0.1 million to $1.6 million for the three months ended September 30, 2021 compared to the prior year period and approximated 12% and 15% of revenues for Provider Solutions for the three months ended September 30, 2021 and 2020, respectively. The decrease in product development expenses is primarily due to an increase in labor capitalized for internally developed software related to additional product investments across the VerityStream product suite.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $1.3 million, or 15%, to $10.2 million for the three months ended September 30, 2021 from $8.9 million for the three months ended September 30, 2020. Sales and marketing expenses were 16% and 15% of revenues for the three months ended September 30, 2021 and 2020, respectively.

Sales and marketing expenses for Workforce Solutions increased $1.2 million to $8.2 million for the three months ended September 30, 2021 compared to the prior year period and approximated 16% and 14% of revenues for Workforce Solutions for the three months ended September 30, 2021 and 2020, respectively. The increase is primarily due to an increase in general marketing expenses and additional personnel expenses due to recent acquisitions partially offset by lower sales commissions associated with the decline in legacy resuscitation revenues. Sales and marketing expenses for Provider Solutions increased $0.1 million to $1.7 million for the three months ended September 30, 2021 compared to the prior year period and approximated 13% and 14% of revenues for Provider Solutions for the three months ended September 30, 2021 and 2020, respectively. The unallocated corporate portion of sales and marketing expenses increased $70,000 to $0.3 million for the three months ended September 30, 2021 compared to the prior year period.

Other General and Administrative Expenses. Other general and administrative expenses was $10.0 million for both the three months ended September 30, 2021 and September 30, 2020. Other general and administrative expenses were 16% of revenues for both the three months ended September 30, 2021 and 2020.

Other general and administrative expenses for Workforce Solutions decreased $0.5 million to $2.9 million for the three months ended September 30, 2021 compared to the prior year period and approximated 6% and 7% of Workforce Solutions revenues for the three months ended September 30, 2021 and 2020, respectively. The decrease is primarily due to a decrease in software expense classified as general and administrative expenses partially offset by expenses related to recent acquisitions. Other general and administrative expenses for Provider Solutions increased $0.1 million to $1.0 million for the three months ended September 30, 2021 compared to the prior year period and approximated 8% and 7% of Provider Solutions revenues for the three months ended September 30, 2021 and 2020, respectively. The increase is primarily due to increased personnel costs compared to the prior year period. The unallocated corporate portion of other general and administrative expenses increased $0.4 million to $6.1 million for the three months ended September 30, 2021 compared to the prior year period primarily due to increased personnel costs.

Depreciation and Amortization. Depreciation and amortization expense increased $1.7 million, or 23%, to $9.1 million for the three months ended September 30, 2021 from $7.4 million for the three months ended September 30, 2020. This increase is primarily a result of increases to amortization associated with capitalized software and intangible assets from recent acquisitions.

Other (Loss) Income, Net. Other (loss) income, net was a loss of $99,000 for the three months ended September 30, 2021 compared to income of $0.1 million for the three months ended September 30, 2020. The decrease is a result of lower interest income due to reductions in cash and investment balances and lower interest rate yields during the three months ended September 30, 2021 compared to the prior year period.

Income Tax Provision. The Company recorded a provision for income taxes of $0.2 million for the three months ended September 30, 2021 compared to $0.6 million for the three months ended September 30, 2020. The Company’s effective tax rate was 11% for the three months ended September 30, 2021 compared to 19% for the three months ended September 30, 2020. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items.

Net Income. Net income was approximately $1.5 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively. Earnings per share (EPS) was $0.05 per share (diluted) and $0.08 per share (diluted) for the three months ended September 30, 2021 and 2020, respectively.

Adjusted EBITDA was $12.5 million for the three months ended September 30, 2021 compared to $11.2 million for the three months ended September 30, 2020. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measures under US GAAP and disclosure regarding why we believe Adjusted EBITDA provides useful information to investors.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues, net. Revenues increased $9.4 million, or 5%, to $192.4 million for the nine months ended September 30, 2021 from $183.0 million for the nine months ended September 30, 2020.

A comparison of revenues by business segment is as follows (in thousands):

	Nine Months Ended September 30,
Revenues by Business Segment:	2021	2020	Percentage Change
Workforce Solutions	$154,559	$147,909	4%
Provider Solutions	37,815	35,099	8%
Total revenues, net	$192,374	$183,008	5%

% of Revenues
Workforce Solutions	80%	81%
Provider Solutions	20%	19%

Revenues for Workforce Solutions increased $6.7 million, or 4%, over the first nine months of 2020. Contributions from recent acquisitions and growth in other workforce solutions more than offset the expected decline in revenues from legacy resuscitation products of $28.3 million. While revenues from legacy resuscitation products effectively ceased at the end of 2020, revenues for the nine months ended September 30, 2021 included $3.2 million as we extended, with support from Laerdal, utilization of these products into 2021 for a small group of customers. Workforce revenues also benefited from a $1.4 million increase in professional services revenues, primarily associated with recently acquired businesses.

Revenues for Provider Solutions increased $2.7 million, or 8%, over the first nine months of 2020. Revenue growth was primarily attributable to new subscription revenues.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased $1.5 million, or 2%, to $68.1 million for the nine months ended September 30, 2021 from $66.6 million for the nine months ended September 30, 2020. Cost of revenues as a percentage of revenues was 35% and 36% for the nine months ended September 30, 2021 and 2020, respectively. Cost of revenues were favorably impacted by $0.2 million during the nine months ended September 30, 2021, resulting from the non-cash reduction to PTO expense, and were favorably impacted in the amount of $3.4 million during the nine months ended September 30, 2020 from the one-time non-cash contractual adjustment to royalty expense.

Cost of revenues for Workforce Solutions increased $1.2 million to $55.9 million and approximated 36% and 37% of revenues for Workforce Solutions for the nine months ended September 30, 2021 and 2020, respectively. The increase in amount is primarily associated with increased expenses related to recent acquisitions, the one-time contractual adjustment to cost of revenues in the amount of $3.4 million recorded during the nine months ended September 30, 2020, and an increase in software expense classified as cost of revenues during the nine months ended September 30, 2021, partially offset by a decline in royalties related to legacy resuscitation products. Cost of revenues for Provider Solutions increased $0.3 million to $12.1 million and approximated 32% and 34% of Provider Solutions revenues for the nine months ended September 30, 2021 and 2020, respectively. The increase in amount is primarily associated with an increase in software expense classified as cost of revenues during the nine months ended September 30, 2021.

Product Development. Product development expenses increased $6.7 million, or 29%, to $30.2 million for the nine months ended September 30, 2021 from $23.5 million for the nine months ended September 30, 2020. Product development expenses as a percentage of revenues were 16% and 13% of revenues for the nine months ended September 30, 2021 and 2020, respectively. Product development expenses were favorably impacted in the amount of $0.4 million during the nine months ended September 30, 2021 from the non-cash reduction to PTO expense.

Product development expenses for Workforce Solutions increased $7.3 million to $25.8 million and approximated 17% and 13% of revenues for Workforce Solutions for the nine months ended September 30, 2021 and 2020, respectively. The increase in amount is primarily associated with recent acquisitions and increased product development efforts across other workforce solutions. Product development expenses for Provider Solutions decreased $0.6 million to $4.4 million and approximated 12% and 14% of revenues for Provider Solutions for the nine months ended September 30, 2021 and 2020, respectively. The decrease is primarily due to an increase in labor capitalized for internally developed software related to additional product investments across the VerityStream product suite.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $2.4 million, or 9%, to $28.7 million for the nine months ended September 30, 2021 from $26.3 million for the nine months ended September 30, 2020. Sales and marketing expenses were 15% and 14% of revenues for the nine months ended September 30, 2021 and 2020, respectively. Sales and marketing expenses were favorably impacted by $0.2 million during the nine months ended September 30, 2021 resulting from the non-cash reduction to PTO expense.

Sales and marketing expenses for Workforce Solutions increased $2.1 million to $22.9 million and approximated 15% and 14% of revenues for Workforce Solutions for the nine months ended September 30, 2021 and 2020, respectively. The increase is primarily associated with increases in general marketing expenses and recent acquisitions, partially offset by lower sales commissions associated with the decline in legacy resuscitation revenues and decreases in travel expenses as a result of the COVID-19 pandemic. Sales and marketing expenses for Provider Solutions increased $0.1 million to $4.9 million and approximated 13% of revenues for Provider Solutions for both the nine months ended September 30, 2021 and 2020. The unallocated portion of sales and marketing expenses increased $0.2 million to $1.0 million compared to the prior year period.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.5 million, or 2%, to $29.4 million for the nine months ended September 30, 2021 from $29.9 million for the nine months ended September 30, 2020. Other general and administrative expenses as a percentage of revenues were 15% and 16% of revenues for the nine months ended September 30, 2021 and 2020, respectively. Other general and administrative expenses were favorably impacted by $0.2 million during the nine months ended September 30, 2021 resulting from the non-cash reduction to PTO expense.

Other general and administrative expenses for Workforce Solutions decreased $2.3 million to $9.0 million and approximated 6% and 8% of revenues for Workforce Solutions for the nine months ended September 30, 2021 and 2020, respectively. The decrease is primarily associated with a decrease in software expense classified as general and administrative expenses during the nine months ended September 30, 2021, partially offset by expenses associated with recent acquisitions. Other general and administrative expenses for Provider Solutions increased $0.2 million to $2.7 million and approximated 7% of revenues for Provider Solutions for both the nine months ended September 30, 2021 and 2020. The unallocated corporate portion of other general and administrative expenses increased $1.6 million to $17.8 million compared to the first nine months of 2020 primarily due to increased personnel expenses over the prior year period.

Depreciation and Amortization. Depreciation and amortization increased $5.4 million, or 25%, to $27.4 million for the nine months ended September 30, 2021 from $22.0 million for the nine months ended September 30, 2020. The increase resulted from increases in amortization associated with capitalized software and intangible assets from recent acquisitions.

Other (Loss) Income, Net. Other (loss) income, net was a loss of $0.3 million for the nine months ended September 30, 2021 compared to income of $2.0 million for the nine months ended September 30, 2020. This decrease is driven by the $1.2 million gain associated with the change in fair value of the non-marketable equity investment in NurseGrid prior to the acquisition of NurseGrid on March 9, 2020, coupled with lower interest income due to reductions in bond yields and bank interest rates during the nine months ended September 30, 2021 compared to the prior year period.

Income Tax Provision. The Company recorded a provision for income taxes of $2.0 million and $3.5 million for the nine months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was 25% for the nine months ended September 30, 2021 compared to 21% for the nine months ended September 30, 2020. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences. During the nine months ended September 30, 2021, the Company recorded discrete tax expense of $0.2 million, which included purchase accounting adjustments, changes in state tax rates enacted during the period, and lower research and development tax credits recognized than previously estimated. During the nine months ended September 30, 2020, the Company recorded a $1.2 million change in fair value of non-marketable equity investments as a result of the NurseGrid acquisition, which is not a taxable transaction, resulting in a tax benefit of $0.3 million, and recognized tax benefits resulting from higher research and development tax credits than previously estimated.

Net Income. Net income was $6.2 million for the nine months ended September 30, 2021 compared to $13.2 million for the nine months ended September 30, 2020. Earnings per diluted share were $0.20 and $0.41 per share for the nine months ended September 30, 2021 and 2020, respectively.

Adjusted EBITDA increased $5.4 million to $40.6 million for the nine months ended September 30, 2021 compared to $35.2 million for the nine months ended September 30, 2020. This increase resulted from the factors mentioned above. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA to the most directly comparable measure under US GAAP.

Other Developments

Our legacy agreements with Laerdal (Legacy Agreements) for the HeartCode and Resuscitation Quality Improvement (RQI) products expired pursuant to their terms on December 31, 2018. Revenues associated with sales of HeartCode and RQI products pursuant to the Legacy Agreements were significant in recent years, although margins on such products have been lower than HealthStream’s average margin. Revenue generated by HeartCode and RQI products pursuant to the Legacy Agreements was $38.4 million and $58.9 million in 2020 and 2019, respectively. While revenues from legacy resuscitation products effectively ceased at the end of 2020, revenues for the nine months ended September 30, 2021 included $3.2 million as we extended, with Laerdal’s support, utilization of these products for a small group of customers. We expect revenue from legacy products to be de minimis for the fourth quarter of 2021.

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

Reconciliation of Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q presents adjusted EBITDA, which is a non-GAAP financial measure used by management in analyzing our financial results and ongoing operational performance.

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

As noted above, the definition of adjusted EBITDA includes an adjustment for the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses. Following the completion of any acquisition by the Company, the Company must record the acquired deferred revenue at fair value as defined in GAAP, which may result in a write-down of deferred revenue. If the Company is required to record a write-down of deferred revenue, it may result in lower recognized revenue, operating income, and net income in subsequent periods. Revenue for any such acquired business is deferred and is typically recognized over a one-to-two year period following the completion of any particular acquisition, so our GAAP revenues for this one-to-two year period will not reflect the full amount of revenues that would have been reported if the acquired deferred revenue was not written down to fair value. Management believes that including an adjustment in the definition of adjusted EBITDA for the impact of the deferred write-downs associated with fair value accounting for acquired businesses provides useful information to investors because the deferred revenue write-down recognized in periods after an acquisition may, given the nature of this non-cash accounting impact, cause our GAAP financial results during such periods to not fully reflect our underlying operating performance and thus adjusting for this amount may assist in comparing the Company’s results of operations between periods.

Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure of financial performance under GAAP. Because adjusted EBITDA is not a measurement determined in accordance with GAAP, adjusted EBITDA is susceptible to varying calculations. Accordingly, adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies and has limitations as analytical tools.

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP net income	$1,500	$2,634	$6,232	$13,168
Deferred revenue write-down	805	75	3,657	355
Interest income	(24)	(88)	(64)	(919)
Interest expense	33	26	99	76
Income tax provision	186	600	2,033	3,519
Stock based compensation expense	861	557	2,260	1,665
Depreciation and amortization	9,141	7,406	27,443	22,005
Non-cash paid time off expense	—	—	(1,011)	—
Change in fair value of non-marketable equity investments	—	—	—	(1,181)
Non-cash royalty expense	—	—	—	(3,440)
Adjusted EBITDA	$12,502	$11,210	$40,649	$35,248

Liquidity and Capital Resources

Net cash provided by operating activities increased by $5.6 million to $36.4 million during the nine months ended September 30, 2021 from $30.8 million during the nine months ended September 30, 2020. Such increase was primarily driven by higher cash collections. Our DSO was 40 days for the third quarter of 2021 compared to 43 days for the third quarter of 2020. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was $17.0 million for the nine months ended September 30, 2021 compared to $38.5 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company spent $0.7 million on business combinations, invested in marketable securities of $5.2 million, made payments for capitalized software development of $16.6 million, purchased property and equipment of $2.6 million, and invested $1.8 million in equity method investments. These uses of cash were partially offset by $9.9 million in maturities of marketable securities. During the nine months ended September 30, 2020 the Company paid $21.4 million on business combinations, invested in marketable securities of $61.2 million, made payments for capitalized software development of $12.4 million, purchased property and equipment of $1.7 million, and invested $1.3 million in non-marketable equity investments. These uses of cash were partially offset by $59.5 million in maturities of marketable securities.

Net cash used in financing activities was approximately $0.5 million for the nine months ended September 30, 2021 compared to $16.8 million for the nine months ended September 30, 2020. The use of cash for the nine months ended September 30, 2021 included $0.5 million for the payment of employee payroll taxes in relation to the vesting of restricted share units. The uses of cash for the nine months ended September 30, 2020 included $16.4 million for common stock repurchases and $0.4 million for the payment of employee payroll taxes in relation to the vesting of restricted share units.

Our balance sheet reflects positive working capital of $10.3 million at September 30, 2021 compared to negative working capital of $4.7 million at December 31, 2020. The improvement in working capital is primarily a result of strong cash collections during the first nine months of 2021. The Company’s primary source of liquidity as of September 30, 2021 was $55.5 million of cash and cash equivalents and $5.1 million of marketable securities. The Company also has a $65.0 million revolving credit facility, all of which was available for additional borrowing at September 30, 2021. The revolving credit facility expires on October 28, 2023, unless earlier renewed or amended.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, and capital expenditures for at least the next 12 months.

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of September 30, 2021, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of September 30, 2021 and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $60.6 million at September 30, 2021. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $10,000.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the third quarter of 2021 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the 2020 Form 10-K.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

October 28, 2021	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer