Form 10-K
period 2021-12-31
HEALTHSTREAM INC
filed 2022-02-28
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2021

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

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the Nasdaq Global Select Market on June 30, 2021 was $700.7 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 21, 2022, there were 30,937,048 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

HEALTHSTREAM, INC.

ANNUAL REPORT ON FORM 10-K

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “continue,” and similar language or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements included herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section Risk Factors in Item 1A of this Annual Report on Form 10-K and elsewhere in this document. In addition, factors that we are not currently aware of, or that we currently deem immaterial, could harm our future operating results. You should carefully review the risks described in other documents HealthStream files from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. HealthStream undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect future events or circumstances after the date of this document.

Item 1. Business

OVERVIEW AND HISTORY

HealthStream’s focus is and has always been on improving the quality of healthcare through the development of the dedicated professionals who deliver care. We helped originally introduce online learning to hospitals, which began with courses specifically tailored to educate healthcare professionals and meet hospitals' required regulatory needs, and we remain a leading innovator in those areas today. Since our inception, the scope of HealthStream’s Software-as-a-Service (SaaS) solutions has expanded well beyond our governance, risk, and compliance (GRC) offerings to include a diverse ecosystem of applications that optimize and support the healthcare workforce.

For healthcare organizations—our primary customers—HealthStream’s solutions help to effectively onboard, retain, engage, educate, manage, and develop workforce talent; meet rigorous GRC requirements; optimize staff scheduling and capacity management; and automate the management of medical staff credentialing, privileging, and enrollment.

For healthcare professionals—our primary end users—HealthStream’s solutions help them to professionally develop their knowledge and skills, manage and fulfill their required continuing education and certifications, manage their schedules, including swapping and filling shifts, engage with peers, provide personalized competency development, and optimize their career pathways.

For both healthcare organizations and healthcare professionals, HealthStream’s solutions are generally accessed through SaaS application suites that are increasingly enhanced through our emerging hStream technology platform. Our learning and development, credentialing and privileging, and scheduling and capacity management application suites are designed to help solve the most critical problems facing the healthcare workforce today. They accomplish this by utilizing a combination of established and cutting-edge technologies, such as initiative and workflow management capabilities; proprietary taxonomy engines; dynamic engagement models; artificial intelligence (AI) driven clinical assessments; virtual reality (VR), augmented reality (AR), and physical based simulations; healthcare-specific benchmarks; and automated license monitoring and validation.

HealthStream’s success in offering the largest, most diverse ecosystem of workforce solutions in healthcare has made it a thought leader and barometer of innovation for the industry. From its roots in pioneering online learning for healthcare organizations to the Company's more recent release of "Jane," the first AI-driven clinical assessment application, HealthStream continues to believe that the key to quality patient care lies in the people who deliver care. To that end, every solution that HealthStream offers is intended to support the Company's vision "to improve the quality of healthcare by developing the people who deliver care."

The Company was incorporated in 1990. It began providing its SaaS-based workforce solutions in 1999, its provider solutions in 2012, and launched the hStream technology platform in 2018. HealthStream is headquartered in Nashville, Tennessee and had 1,074 full-time and 27 part-time employees as of December 31, 2021.

INDUSTRY BACKGROUND

According to the Centers for Medicare & Medicaid Services (CMS), spending in the healthcare industry reached $4.1 trillion in 2020, or 19.7% of the U.S. gross domestic product. Hospital care expenditures in 2020 accounted for approximately 31% of the $4.1 trillion industry. The growth in national healthcare expenditures in 2020 was driven primarily by federal spending in response to the COVID-19 pandemic. According to the Bureau of Labor Statistics, as of January 2022, approximately 20.2 million professionals are employed in the healthcare segment of the domestic economy, with approximately 5.1 million employed in acute-care hospitals and, according to CMS, approximately 5.8 million employed in healthcare organizations throughout the continuum of care, the primary target markets for our products. (Organizations in the continuum of care employ approximately 2.1 million employees in ambulatory centers, approximately 2.8 million employees in post-acute care facilities, and over 0.9 million employees in health & human services facilities.)

All of the approximately 5.1 million hospital-based healthcare professionals that work in the nation’s approximately 6,000 inpatient hospitals that are registered with Medicare are required by federal and state mandates and accrediting bodies to complete training in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA) and The Joint Commission (an independent, not-for-profit organization that accredits and certifies healthcare organizations and programs in the United States), as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

In hospitals, staffing issues and personnel shortages have contributed to the need for more effective and efficient workflows, including scheduling and capacity management as well as credentialing and privileging. Staffing shortages have also increased the need for facility-based workforce development as well as additional assessment and competency-based training. An ongoing nursing shortage, for example, is resulting in skill gaps and rising costs. From 2020 to 2030, more than 276,800 new Registered Nurse (RN) jobs are projected to be added to the workforce, surging from approximately 3.8 million registered nurses currently employed in the U.S., according to the U.S. Bureau of Labor Statistics. We believe that offering training & education and other engagement solutions for hospital personnel is increasingly being utilized as a retention and recruitment incentive.

Many healthcare professionals use continuing education to keep abreast of clinical and other industry developments as well as to meet licensing and certification requirements. Continuing education is required for nurses, emergency medical services personnel, first responder personnel, radiologic personnel, and physicians, among many other healthcare professionals. Pharmaceutical and medical device companies must also provide their medical industry sales representatives with training mandated for the healthcare industry and training for new products. Such companies also provide support and content for education and training of audiences that use their products in healthcare organizations.

The healthcare education and training industry is highly fragmented, varies significantly in delivery methods (i.e., online products, live events, written materials, and technology-enabled manikins for simulation-based training), and is composed of a wide variety of entities competing for customers. The sheer volume of healthcare information available to satisfy continuing education needs, rapid advances in medical developments, and the time constraints that healthcare professionals face can make it difficult to quickly and efficiently access the continuing education content most relevant to an individual’s practice or profession. Historically, healthcare professionals have received continuing education and training through offline publications, such as medical journals or by attending conferences and seminars. Other healthcare workers and pharmaceutical and medical device manufacturers’ sales and internal regulatory personnel usually fulfill their training from external vendors or internal training departments. While these approaches satisfy the ongoing education and training requirements, they are typically costly and inconvenient. In addition, live courses are often limited in the breadth of offerings and do not provide an automated method for tracking training completion. The effectiveness of these traditional methods, both from a business and compliance standpoint, is difficult to track and measure.

Provider data management has become more complex and arduous for healthcare organizations. Spurred by The Joint Commission Medical Staff standards and other regulatory requirements, credentialing and privileging has been transformed from a periodic review to a continuous, evidence-driven analysis of professional competency and provider performance. This transformation requires ongoing, automatic monitoring of licenses, sanctions, and exclusions, as well as expanding the scope of review at initial credentialing and re-credentialing. In addition, provider enrollment processes have compounded in difficulty. For example, a single provider may need to enroll annually with some 30 to 40 payers, with each payer application often taking two to four hours to complete.

The hospital industry continues to operate under ongoing pressure to reduce costs as a result of actual and potential reductions in government reimbursement rates and increased focus on cost containment consistent with participation of patients in managed care programs, among other factors. In addition, many hospitals, as well as pharmaceutical and medical device companies, may continue to experience rising operating costs, coupled with increased pressure to measure and report on the outcomes of the dollars spent on training. Our products and services are designed to meet these needs by reducing healthcare organizations’ costs of training while improving learning outcomes, enhancing reporting capabilities, and supporting customers’ business objectives.

HEALTHSTREAM’S SOLUTIONS

During the year ended December 31, 2021, HealthStream’s products, services, and operations were organized and managed under two business segments—Workforce Solutions and Provider Solutions—that collectively help healthcare organizations meet their ongoing clinical development, talent management, training, education, assessment, competency management, safety and compliance, scheduling, and provider credentialing, privileging and enrollment needs. HealthStream’s solutions are provided to a wide range of customers within the healthcare industry across the continuum of care.

HealthStream Workforce Solutions — Our workforce solutions, which are comprised primarily of SaaS, subscription-based products, are used by healthcare organizations to meet a broad range of their clinical development, talent management, training, certification, engagement, scheduling, competency assessment, performance appraisal, and additional needs. Our numerous content libraries allow customers to subscribe to a wide array of courseware, which includes content from leading healthcare and nursing associations, medical and healthcare publishers, and other content providers. Additionally, medical device companies and other industry partners offer online training support through HealthStream’s platform for their products.

HealthStream’s SaaS-based learning application has long been one of the most widely adopted workforce development applications in healthcare. To facilitate innovation and growth of our ecosystem, the hStream technology platform was launched in 2018 and is becoming the platform that enables activity across HealthStream's diverse ecosystem of solutions. At December 31, 2021, HealthStream had contracts with customers for approximately 5.04 million subscriptions to hStream, compared to 4.22 million subscriptions as of December 31, 2020. The transition to the hStream technology platform supports our strategic advancement toward a single, unified platform strategy and approach intended to benefit both customers and partners.

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

Other Applications on our Platform — HealthStream offers an array of other applications on our platform, each serving a unique function for healthcare customers. Each application on our platform has its own value. Examples of individual applications that are offered on our platform include applications for learning, performance appraisal, competency management, disclosure management, clinical assessment and development, simulation-based education, quality management, scheduling, and industry training.

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

Our legacy products include EchoCredentialing and MSOW, comprehensive platforms that manage medical staff credentialing, enrollment, and privileging processes for hospitals; EchoOneApp, a provider enrollment platform for medical groups; and CredentialMyDoc, a credentialing and enrollment SaaS solution for medical groups and surgery centers.

In January 2018, we launched our SaaS-based provider credentialing, privileging, and enrollment solution branded as CredentialStream. As a SaaS-solution, CredentialStream includes an intuitive, modern user experience that delivers a continual stream of platform enhancements, evidence-based content, and curated data. A subscription to this application provides healthcare organizations with tools to support the provider lifecycle from recruiting, application submission, verification of licensure and other credentials, privileging, appointments by credentialing committees, enrollment, network management, onboarding, and performance evaluation of providers. As of December 31, 2021, more than 450 healthcare organizations had contracted for the CredentialStream application.

BUSINESS ACQUISITIONS

As part of our overall growth strategy, we evaluate opportunities for mergers and acquisitions, and since the beginning of 2020, we have completed six acquisitions. In March 2020, we acquired NurseGrid; in October 2020, we acquired ShiftWizard; and in December 2020, we acquired ANSOS as well as substantially all of the assets of myClinicalExchange. In January 2021, we acquired ComplyALIGN; and in December 2021, we acquired substantially all of the assets of Rievent. For additional information regarding acquisitions, please see Note 8 of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

COVID-19 PANDEMIC

Our business is focused on providing solutions to healthcare organizations and the healthcare workforce. As such, the pandemic’s adverse impact on healthcare organizations and the healthcare workforce has resulted in an adverse impact on certain aspects of the Company's business while benefitting certain other aspects. For information regarding the ongoing impact of the COVID-19 pandemic on the Company and our response to the pandemic, see the discussion below under “Impact of and Response to COVID-19 Pandemic” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

CUSTOMERS

We provide our solutions to customers across a broad range of entities within the healthcare industry, including private, not-for-profit, and government entities, as well as pharmaceutical and medical device companies. We derive a substantial portion of our revenues from a relatively small number of customers that are healthcare providers. However, during the year ended December 31, 2021, no single customer accounted for 10 percent or more of our annual revenue.

SALES AND MARKETING

We market our products and services primarily through our direct sales teams, who are located throughout the United States and, to a lesser extent, in Canada, Australia, and New Zealand. As of December 31, 2021, our Workforce Solutions sales personnel consisted of 168 employees who carried sales quotas, and our Provider Solutions sales personnel consisted of 37 employees who carried sales quotas.

We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups, trade shows, social media, internet promotion and demonstrations, telemarketing campaigns, public relations, distribution of product-specific literature, direct mail, advertising, and in partnership with third parties. We have marketing teams that are responsible for these initiatives and for working with and supporting our product management and sales teams. At December 31, 2021, our marketing personnel consisted of 35 employees.

OPERATIONS AND TECHNOLOGY

We believe our ability to establish and maintain long-term customer relationships, obtain recurring sales, and develop and maintain new and existing products are dependent on the strength of our operations, customer service, product development and maintenance, training, and other support teams. As of December 31, 2021, our Workforce Solutions operations team consisted of 514 employees and our Provider Solutions operations team consisted of 244 employees. Our operations teams for each of these segments are primarily associated with technical support, customer implementation and training, product management, software development and quality assurance, and other functions.

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

Our software applications, servers, and network infrastructure that deliver our services are hosted by a combination of third party data center providers and cloud-based infrastructure. We maintain fully redundant disaster recovery data centers that are located in geographically separate locations. Our technology equipment is maintained in secure, limited access environments, supported by redundant power, environmental conditioning, and network connectivity, and we follow industry best practices for backup and disaster recovery. Company personnel monitor all servers, networks, and systems on a continuous basis, and we employ enterprise firewall systems and data abstraction to protect our databases, customer information, and courseware library from unauthorized access.

COMPETITION

In addition to the competing healthcare education delivery methods in the industry, we also have direct competitors. In our Workforce Solutions business segment, a number of companies offer competitive learning management products, scheduling solutions, and talent management modules to the healthcare industry. We compete with companies such as Cornerstone OnDemand, Symplr, Ultimate Kronos Group, Oracle, SAP, Infor, and Workday, who provide their services to multiple industries, including healthcare. We also compete with large medical publishers that have operating units that focus on healthcare, such as Relias Learning. In our Provider Solutions business segment, we have competition primarily from several large companies, such as Symplr, Verisys, MD-Staff, AMN Healthcare, as well as from a broadening array of smaller companies.

We believe our Workforce Solutions, which include applications that are increasingly enabled by a single technology platform known as hStream, provide us a competitive advantage by facilitating education, training, assessment, engagement, scheduling, and development for healthcare professionals through a wide assortment of content, functionality, and applications. In our Provider Solutions business segment, we believe the scope and quality of our products, capability to connect medical staff credentialing with provider enrollment, and innovative new predictive analytics, as well as the increasing connection of Provider Solutions to hStream, provide us with a competitive advantage. We believe that the principal competitive factors affecting the marketing of our Workforce and Provider Solutions to the healthcare industry include:

•

our technology platform, which combines SaaS-based capabilities and certain Platform-as-a-Service (PaaS) capabilities to help capture, track, manage, and report on activities, such as learning, performance, scheduling, credentialing, and privileging across various modalities, and provides interoperability with external systems such as HRIS and other systems utilized by our customers;

•

scope and variety of Internet-based solutions available, including, without limitation, learning and education, clinical, GRC, resuscitation, revenue cycle, talent management, scheduling, credentialing, and privileging solutions;

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

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

Regulation of the Internet and the Privacy and Security of Personal Information

We are subject to various legal requirements related to the internet and the privacy and security of personal information, which legal requirements may change rapidly. The following are areas of law in this regard that are significant to our business:

•

Privacy and Security Laws. Federal, state, and foreign privacy and security laws and regulations restricting the collection, use, retention, deletion, security, and disclosure of personal information limit our ability to collect information or use and disclose the information in our databases or that we derive from other sources to generate revenues. These laws and regulations are rapidly evolving and could have an adverse effect on our operations. For example, the California Privacy Rights Act significantly expanded and amended existing California privacy law, and there are additional states that have enacted, or may in the future enact, their own privacy legislation. Moreover, we have expanded our business over the past two years into new jurisdictions (including foreign jurisdictions), which may subject our business to additional privacy and data protections laws and regulations in those jurisdictions. There are significant differences among these various privacy laws, which introduces complexity in our compliance efforts and additional costs and expenses. It may be costly to implement measures such as certain security requirements, contracting terms, assessments, and registrations with authorities that are designed to comply with new legal requirements, changes to existing legal requirements, or legal requirements in jurisdictions into which we have recently expanded. The obligations and requirements applicable to companies under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. We may be audited or subject to an investigation by a federal, state, or foreign regulator regarding our compliance with privacy and security laws. If the Company is determined by a regulator or court to fail to comply with such laws and regulations, the Company’s business could be negatively impacted.

•

Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing content and materials transmitted over the Internet. These include laws relating to obscenity, indecency, libel, and defamation. We could be liable if content created, stored, or delivered by us is determined to be in violation of these regulations.

•

Information Security Accountability Regulation. As a business associate of certain of our customers, we are required to report certain breaches of protected health information to our customers, who must in turn notify affected individuals, the U.S. Department of Health and Human Services (HHS) and/or other governmental agencies, and, in certain situations, the media. In addition, we are subject to certain foreign and state laws that relate to data security or the reporting of security breaches. For example, California law requires notification of security breaches involving personal information and medical information. We may incur costs to comply with these security requirements. Because there is little guidance related to many of these laws, it is difficult to estimate the cost of our compliance with these laws. Further, Congress has considered legislation that would require companies to engage independent third parties to audit the companies’ computer information security. If the Company experiences a breach of security or if one of the Company’s customers is required to report a breach of security by the Company, the Company’s business could be negatively impacted.

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

Health Insurance Portability and Accountability Act of 1996. HIPAA and its implementing regulations restrict how certain organizations (known as covered entities), including most healthcare providers and health plans, use and disclose certain protected health information. HIPAA regulations also require these organizations to provide reasonable and appropriate safeguards to protect the privacy, integrity, and confidentiality of protected health information, whether in paper, oral, or electronic form. Covered entities are required to establish, maintain, and provide training with regard to their policies and procedures for protecting the integrity and confidentiality of protected health information and must document training on these topics to support their compliance. Certain HIPAA privacy and security requirements apply to entities (known as business associates) that handle protected health information on behalf of covered entities or other business associates. Covered entities, business associates, and their subcontractors may be directly subject to criminal and civil sanctions for violations of HIPAA privacy and security standards.

The American Nurses Credentialing Center (ANCC). ANCC, a subsidiary of the American Nurses Association (ANA), provides individuals and organizations throughout the nursing profession with the resources they need to achieve practice excellence. ANCC’s internationally renowned credentialing programs certify nurses in specialty practice areas; recognize healthcare organizations for promoting safe, positive work environments through the Magnet Recognition Program® and the Pathway to Excellence® Program; and accredit providers of continuing nursing education. ANCC maintains twenty-three certification exams to validate nurses’ skills, knowledge, and abilities, and more than a quarter million nurses have been certified by ANCC since 1990. The ANCC Magnet Recognition Program recognizes healthcare organizations that provide the very best in nursing care and professionalism in nursing practice. The program also provides a vehicle for disseminating best practices and strategies among nursing systems. The ANCC Magnet Recognition Program is a highly regarded standard for nursing excellence. The Pathway to Excellence Program recognizes the essential elements of a high standard nursing practice environment. The designation is earned by healthcare organizations that create work environments where nurses can develop professionally. The award substantiates the professional satisfaction of nurses and identifies best places to work.

Continuing Nursing Education (CNE). State nurse practice laws generally authorize a state’s board of nursing to establish CNE requirements for professional nurses to maintain valid licensure. CNE requirements vary widely from state to state, with reporting generally on a bi-annual basis. In some states, the CNE requirement only applies to re-licensure of advance practice nurses, while in other states, additional CNEs may be required of this category of nurses. Board certifications (e.g., Certified Nurse Operating Room (CNOR) – certification of perioperative nursing) also require CNE hours/credits, with certain percentages required in specific categories based on the certification type. Failure to obtain the requisite and type of CNE could result in non-renewal of the license or certification. The ANCC Commission on Accreditation is responsible for accrediting or approving organizations to award ANCC nursing continuing professional development (NCPD) credit (contact hours) to activities for a national audience of nurses. State boards of nursing approve individual CNE activities or CE providers that offer CNE activities primarily for nurses within the state. ANCC NCPD credit for online activities is accepted by all state boards of nursing. Our HealthStream CNE Provider Unit is accredited as a provider of NCPD by ANCC. We are also approved by the California Board of Registered Nursing and the Florida Board of Nursing.

Continuing Medical Education (CME). State licensing boards, professional organizations, and employers require physicians to certify that they have accumulated a minimum number of CME hours to maintain their licenses. Generally, each state’s medical practice laws authorize the state’s board of medicine to establish and track CME requirements. Medical licensing boards in most U.S. states and territories currently have CME requirements. Other sources of CME requirements are state medical societies and practice specialty boards. The failure to obtain the requisite amount and type of CME could result in non-renewal of the physician’s license to practice medicine and/or membership in a medical or practice specialty society. The American Medical Association (AMA) classifies CME activities as either Category 1, which includes formal CME activities, or Category 2, which includes self-designated credit for informal activities that meet certain requirements. CME providers that certify educational activities can only designate those activities for AMA PRA Category 1 Credit™. Most boards of medical examiners nationwide that require CME participation specify AMA PRA Category 1 Credit™. Only institutions and organizations accredited to provide CME can designate an activity for AMA PRA Category 1 Credit™. The Accreditation Council for Continuing Medical Education (ACCME) is responsible for awarding accreditation status to state medical societies, medical schools, and other institutions and organizations that provide CME activities, typically for a national audience of physicians. State medical societies, operating under the aegis of the ACCME, accredit institutions and organizations that provide CME activities primarily for physicians within the state or bordering states. We are recognized as an accredited provider of CME for physicians by the ACCME.

Centers for Medicare & Medicaid Services (CMS). CMS has summarized its quality strategy vision as “better, smarter, healthier.” The agency is focused on using incentives to improve care; changing how care is delivered, including through improved teamwork and coordination across healthcare settings, increased attention to population health, and utilization of healthcare information; and tying payment to value through new payment models. Value-based purchasing (VBP), which links payment more directly to the quality of care provided, is a strategy that aims to transform the current payment system by rewarding providers for delivering high quality, efficient clinical care. Through a number of public reporting programs, demonstration projects, pilot programs, and other initiatives, some voluntary and some mandatory, CMS has launched VBP initiatives in various settings, including hospitals, physician offices, nursing homes, home health services, and dialysis facilities. Through its “Meaningful Measures” initiative, CMS identifies priorities for quality measurement and improvement. The framework is intended to improve patient outcomes while also reducing burdens on providers.

Promoting Interoperability Programs. The CMS Promoting Interoperability Programs encourage eligible professionals, eligible hospitals, and critical access hospitals (CAHs) to adopt electronic health record (EHR) technology by imposing payment reductions for failure to demonstrate meaningful use of certified EHR technology. Providers that meaningfully use an EHR system may reap benefits such as reduction in errors, availability of records and data, reminders and alerts, clinical decision support, and e-prescribing/refill automation. Further, the 21st Century Cures Act and implementing regulations promote interoperability and the exchange of patient health information through a number of requirements including a ban on information blocking by healthcare providers, health IT developers, and certain other entities. Information blocking is generally defined as engaging in activities that are likely to interfere with the access, exchange, or use of electronic health information, subject to limited exceptions.

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

Regulation of Educational Program Sponsorship and Support

There are a variety of laws and regulations that affect the relationships between our medical device and pharmaceutical customers and the users of our products and services, including the sponsorship and support of educational programs. For example, the Physician Payments Sunshine Act (Sunshine Act) requires manufacturers of drugs, biological devices, and medical devices covered by Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS payments and other transfers of value given by such manufacturers to physicians, certain other healthcare professionals, and teaching hospitals, including educational programs for physicians, with limited exceptions. CMS regulations require manufacturers to report the recipient’s name, business address, and national provider identifier as well as other information about the payment or transfer of value including the amount, date, form, and nature of what is offered. CMS publishes the information on its Open Payments website. Manufacturers that do not meet the reporting obligations are subject to significant monetary penalties.

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

ENVIRONMENTAL MATTERS

We are subject to a number of federal, state, and local environmental laws, rules, and regulations. In addition, we could be affected by climate change to the extent that climate change results in severe weather conditions or other disruptions impacting the communities in which we have office locations and/or where we have network infrastructure or adversely impacts general economic conditions. At the current time, our compliance with environmental legal requirements, including legal requirements relating to climate change, does not have a material effect on our capital expenditures, financial results, or operations, and we did not incur material capital expenditures with respect to environmental matters during the year ended December 31, 2021.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

To protect our proprietary rights, we rely generally on copyright, trademark, patent, and trade secret laws; confidentiality agreements, contracts, and procedures with employees, consultants and other third parties; contractual provisions in license agreements with consultants, vendors, and customers; and use measures designed to control access to our software, documentation, and other proprietary information. We own federal trademark and service mark registrations for several marks, including, without limitation “HEALTHSTREAM”, “HEALTHSTREAM LEARNING CENTER”, "JANE", “HEALTHSTREAM EPORTFOLIO”, “KNOWLEDGEQ”, and “VERITYSTREAM.” We also have obtained registration of the “HEALTHSTREAM” mark in certain other countries. Additionally, we hold a number of patents related to the solutions we provide. Applications for several trademarks and patents are currently pending. However, there can be no assurance that we will be successful in obtaining registration of trademarks and patents for which we have applied.

The content we license to our customers is developed through a combination of license agreements with publishers and authors, assignments and work-for-hire arrangements with third parties, and development by employees. We require publishers, authors, and other third parties to represent and warrant that their content does not infringe on or misappropriate any third party intellectual property rights and that they have the right to provide their content and have obtained all third party consents necessary to do so. Our publishers, authors, and other third parties also agree to indemnify us against certain liability we might sustain due to the content they provide.

If a third party asserts a claim that we or our third party partners have infringed its patents or other intellectual property right, we may be required to redesign or discontinue products that we currently offer or enter into royalty or licensing agreements, which may result in negative publicity, harm to our reputation, or decreasing our revenues. In addition, we license technologies from third parties for incorporation into our services. Licensing agreements with these third parties may not be available on terms acceptable to us, if at all. Additionally, despite the steps we have taken to protect our intellectual property and proprietary rights, our efforts may not be adequate. Third parties may infringe or misappropriate our intellectual property, and such violations of our intellectual property are difficult to detect and police. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our products or services. If we are unable to safeguard our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2021, the Company had 1,074 full-time and 27 part-time employees.

From March 16, 2020 through November 30, 2021, all employees were required to work from home as a matter of safety during the COVID-19 pandemic. Beginning December 1, 2021, employees showing proof of full vaccination status were provided the option to work from one of our offices at their discretion, but none of our employees have been required to return to office work to date. Additionally, the Company has adopted a hybrid work policy that allows employees to work remotely if they so choose, even after the pandemic ends. Prior to the pandemic, approximately 25 percent of employees worked remotely, while approximately 45 percent worked in our corporate office in Nashville, Tennessee and the surrounding area, with the remaining 30 percent working across the Company’s other offices.

HealthStream’s culture is both exemplified and driven by our Constitution, which is a living document and the lens through which we endeavor to view and shape our actions. Our Constitution is comprised of the Company’s vision statement, values, and business principles. Upon being hired at HealthStream, each employee completes a course on our Constitution, which we view to be an important step in engagement, development, and training of our employees. Our Constitution is available on our website on the Investor Relations page. This and other information on our website is not a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

HealthStream is committed to recruiting, maintaining, and growing a diverse, equitable, and inclusive workforce that helps us live our Constitutional values as we strive to achieve positive results for our shareholders, employees, customers, and community.

The labor market for personnel, including technical personnel, has recently been very competitive. For additional information regarding risks related to the current competitive labor market, see “See Item 1A. “Risk Factors — “We operate in a challenging market for talent and may fail to attract and retain qualified personnel, including key management personnel.”

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a brief summary of the business experience of each of the executive officers of the Company. Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	54	Chief Executive Officer and Chairman of the Board of Directors
J. Edward Pearson	59	President and Chief Operating Officer
Michael Sousa	53	Senior Vice President and President, VerityStream
Scott A. Roberts	45	Senior Vice President and Chief Financial Officer
Jeffrey D. Cunningham	55	Senior Vice President and Chief Technology Officer
Michael M. Collier	46	Senior Vice President, Corporate Development and General Counsel
Trisha L. Coady	46	Senior Vice President and General Manager, Workforce Development Solutions
M. Scott McQuigg	54	Senior Vice President and General Manager, Workforce Scheduling Solutions
Kevin O’Hara	52	Senior Vice President and General Manager, Platform Solutions
Scott Fenstermacher	53	Senior Vice President, Sales

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

Scott Fenstermacher joined the Company in 2012 and served as vice president of sales beginning in 2017 and was promoted to senior vice president of sales in January 2021. He graduated from University of Pittsburgh with a Bachelor of Arts and a Bachelor of Science.

Item 1A. Risk Factors

We believe that the risks and uncertainties described below are the material risks facing the Company as of the date of this Annual Report on Form 10-K. Our business, reputation, financial condition, results of operations, and/or prospects could be materially and adversely affected by the occurrence of any of the following risks and uncertainties. The considerations and risks that follow are organized within relevant headings but may be relevant to other headings as well. Additional risks or uncertainties not presently known to us, or that we currently deem immaterial, also may adversely affect our business, reputation, financial condition, results of operations, and prospects. Therefore, the risk factors below should not be considered a complete list of potential risks we may face. The trading price of our common stock could also decline due to the occurrence of any of the following risks, as well as risks and uncertainties not presently known to us, or that we currently deem immaterial.

Risks Related to the COVID-19 Pandemic

The coronavirus pandemic has adversely impacted our business and could have material adverse impacts on our business or financial results if public health and/or economic conditions in the United States deteriorate.

The COVID-19 pandemic, which was first declared to be a national public health emergency by HHS in January 2020, continues to significantly impact economic and public health conditions in the United States. Although vaccines have become widely available in the United States, COVID-19 continues to result in a significant number of hospitalizations and deaths in the United States, and restrictive measures, including mask and vaccine requirements, have continued or been reinstated by various governmental authorities and private businesses.

As a provider of solutions to healthcare organizations, we have been, and expect to continue to be, adversely impacted by the pandemic's adverse impact on healthcare organizations. We believe that certain developments related to the pandemic negatively impacted our business in 2021, and are expected to continue to negatively impact our business during 2022 and potentially thereafter. In particular, sales cycles have been delayed or postponed such that declines in sales bookings by customers since the beginning of the pandemic will result in negative impact to revenue and earnings in 2022 and potentially thereafter. Conditions and uncertainty related to the pandemic have caused some customers to delay purchasing decisions they would have otherwise made. Such conditions have also adversely impacted the ability or willingness of some customers to renew their contracts with us or to renew contracts at the same levels. Pandemic-related conditions have also delayed or adversely impacted our ability to enter into contracts with new potential customers, as some potential customers have been focused on dealing with the demands of the COVID-19 pandemic on their workforce and business. Moreover, since mid-March 2020, our sales organization has had to readjust their sales strategy to accommodate virtual meetings as opposed to onsite meetings with customers. This readjustment period, along with our customers’ need to focus pandemic-related demands, has reduced, and may continue to reduce, the ability of our sales team to make sales they might otherwise make absent such conditions. Further, given that we sell multiple year subscriptions to our solutions, the revenue impact of lost or delayed bookings through sales in a given period generally does not manifest until future periods, just as the revenue we recognize in a given period is generally the result of bookings from a prior period.

Additionally, the timing of implementation of our services is relevant to our business because our software solutions do not result in revenue recognition until made available for use. To the extent our customers delay or fail to implement products they have purchased, our financial results will be adversely impacted. While we have experienced certain implementation delays related to the pandemic that have negatively impacted us, these delays have not been consistent across products or customers.

Our business also relies on a network of partners whose solutions we resell or whose solutions are sold and delivered over our platform. To the extent that the pandemic results in ongoing or increased business disruption or adverse impacts to our partners, such disruptions and adverse impacts could adversely impact our business as well, though we have not yet experienced significant adverse impacts in this respect.

Due to the pandemic, we have adopted a hybrid work policy that provides our employees with the ability to choose to work remotely or from one of our offices. Moreover, our offices remained closed to employees until December 2021, when we provided employees demonstrating proof of vaccination with the option to work from one of our offices, if they so choose. Despite this option, a large majority of our employees continue to work on a fully remote basis. While we have not observed a negative disruption to productivity to date, operating on a prolonged basis as a remote workforce could result in decreases in productivity, increased security risks, impair our ability to manage our business, and harm our ability to attract, retain, and onboard employees. Moreover, the implementation of local, state, and federal vaccine mandates, some of which may conflict with one another, could have an adverse impact on our business.

Many healthcare organizations have been, and may continue to be, adversely impacted by the pandemic. Moreover, adverse conditions related to the pandemic have caused, and could continue to cause, certain of our customers to be unable to pay for our products and services in a timely and complete manner, or unable to pay at all, which has had, and may continue to have, an adverse impact on our financial results.

There continues to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the severity and duration of the pandemic, the availability, acceptance and sustained efficacy of medical treatments and vaccines (including additional doses of vaccines) with respect to COVID-19, the spread of potentially more contagious and/or virulent forms of the virus, including any variants for which currently available vaccines, treatments, and/or tests may not be effective or authorized, actions that have been and may continue to be taken by governmental authorities and private businesses to mitigate against the impact of the pandemic, including through existing and any future stimulus efforts as well as vaccine and testing requirements, and the ongoing impact of the pandemic on healthcare organizations and on economic conditions. Moreover, developments related to the pandemic continue to evolve quickly, and additional developments may occur that we are unable to predict, particularly given that various new strains of the virus have emerged and may continue to proliferate.

Developments related to the pandemic have adversely impacted our business and are expected to continue to adversely impact our business. In addition, the pandemic could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows if public health and/or economic conditions in the United States deteriorate. In addition, the impact of the pandemic may exacerbate other risks discussed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Risks Related to Our Business Model

We may be unable to effectively execute our business strategy which could have an adverse effect on our business and competitive position in the industry.

Our business strategy includes increasing our market share and presence through sales to new customers, additional sales to existing customers, introductions of new products and services, participation in our ecosystem, interoperability and integration with our platform, and maintaining strong relationships with our existing customers. Risks that we may encounter in executing our growth strategy include:

•	expenses, delays, and difficulties in identifying and developing new products or services and integrating such new products or services into our existing organization;

•	inability to leverage or evolve our customer and partner facing technology platform;

•	inability to leverage our operational and financial systems and processes sufficiently to support our growth;

•	inability to generate sufficient revenue from our products to offset investment costs;

•	inability to effectively identify, manage, and benefit from existing and emerging market opportunities;

•	inability to maintain our existing customer relationships;

•	inability to identify, attract, and retain partners;

•	inability to maintain our corporate culture;

•	increased competition from new and existing competitors;

•	lengthy sales cycles, or customers delaying purchasing decisions or payments due to economic conditions;

•	reduced spending by customers within our target markets;

•	the loss of a significant customer, including through acquisitions or consolidations;

•	a negative change in the financial condition or creditworthiness of our customers;

•	failure of the market for our products and services to grow to a sufficient size or at a sufficient rate;

•	negative impact on our customers and our business related to the ongoing impact of the pandemic; and

•	inability to hire sufficient number of qualified employees to execute and support the growth of the Company.

If any of these risks are realized, our business, and our competitive position in the industry, could suffer.

Unfavorable conditions in our industry or the U.S. economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact of changes in our industry or the economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for our solutions by healthcare providers. We sell our products and services to large, mid-sized, and small organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our products at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions cause our clients and potential clients to freeze or reduce their headcount or operations, demand for our products may be negatively affected. Moreover, prior economic downturns have resulted in overall reductions in spending by some healthcare providers as well as pressure from clients and potential clients for extended billing terms. If economic conditions deteriorate, our clients and potential clients may elect to decrease their budgets for our solutions by deferring or reconsidering purchases, which would limit our ability to grow our business and negatively affect our operating results.

Moreover, other economic, regulatory or other developments that adversely or disproportionately impact the healthcare industry may reduce spending on information technology by healthcare organizations and otherwise adversely affect our customer base. Furthermore, the margins of many healthcare providers are modest, and potential decreases in reimbursement for healthcare costs may reduce the overall solvency of our customers or cause further deterioration in their financial or business condition. These developments could reduce our sales or adversely impact the ability of our customers to pay for our products and services.

In addition, as noted above, there continue to be significant uncertainties associated with the extent and duration of the pandemic’s ongoing impact on the economy, the healthcare sector, and our financial results. Our business also could be adversely impacted by catastrophic events (particularly in areas where we have office locations and/or where we have network infrastructure), such as fires, earthquakes, hurricanes, natural disasters, civil unrest, military conflicts or warfare (such as that escalating in Europe), geographic instability, terrorist attacks, pandemics or other public health emergencies, or the effects of climate change (such as drought, flooding, wildfires, increased storm severity and sea level rise).

While the U.S. economy has improved in comparison to 2020, it has recently experienced various disruptions, including inflationary pressures, significant disruptions to global supply networks, and challenging labor market conditions. In this regard, we have recently experienced, and believe that some of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with current inflationary pressures. We may be unable to fully offset the impact of these increased expenditures, which may adversely impact our business and results of operations.

We may be unable to effectively identify, complete, or integrate the operations of acquisitions, joint ventures, collaborative arrangements, or other strategic investments, which would inhibit our ability to execute upon our growth strategy.

As part of our growth strategy, we actively review possible acquisitions, joint ventures, collaborative arrangements, or strategic investments that complement or enhance our business, and we completed two acquisitions in 2021 and four acquisitions in 2020 as part of this growth strategy. However, we may be unable to source or complete future acquisitions, joint ventures, collaborative arrangements, or other strategic investments on acceptable terms or at all. In addition, if we finance acquisitions, joint ventures, collaborative arrangements, or other strategic initiatives by issuing equity securities, our existing shareholders may be diluted, which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions, joint ventures, collaborative arrangements, or strategic investments, our performance or prospects may be seriously harmed. Risks that we may encounter in implementing our acquisition, joint venture, collaborative arrangement, or strategic investment strategies include:

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

Moreover, although we conduct what we believe to be a prudent level of investigation regarding the operating, financial, and information security conditions of acquired companies, joint ventures, collaborative arrangements, or other strategic investments, an unavoidable level of risk remains regarding the operating performance, financial condition, information and cyber security, and potential liabilities of these businesses, and we may not be able to fully assess these risks until a transaction has been completed.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill, which must be assessed for impairment at least annually, or to intangible assets, which are assessed for impairment upon certain triggering events. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our operating results.

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

Our financial performance may be difficult to predict as the result of lengthy and widely varying sales cycles and other factors.

The period from our initial contact with a potential customer and such customer’s first purchase of our solution typically ranges from three to nine months, and in some cases may be significantly longer. Sales of additional solutions to existing customers may also experience sales cycles ranging from three to nine months, or longer. The range in the sales cycle can be impacted by multiple factors, including an increasing trend towards more formal request for proposal processes and more competition within our industry, delays associated with the impact of the pandemic, as well as formal budget timelines which impact timing of purchases by target customers. New products, including those that may compete with or replace our former product offerings, tend to have a longer and more unpredictable revenue ramp period because of varying customer adoption rates. As a result of these factors, our ability to accurately predict the timing and type of initial sales may be limited. Moreover, while the revenue we receive from particular products and services in our subscription business may be predictable during the term of the applicable contract, the performance of our subscription business may become more subject to fluctuations between quarterly periods as our solution offerings are increasingly diversified and become more sophisticated. Certain professional services contracts are subject to the customers’ involvement in the provision of the product or service. The timing and magnitude of these product and service contracts may vary widely from quarter to quarter and year to year, and thus may affect our ability to accurately forecast our financial performance. In addition, some products can require significant implementation lead times and resources and may require a level of change management efforts from our clients, which may also limit our ability to accurately predict our financial performance. Additionally, our ability to accurately predict our financial performance may be further limited as we expand our revenue generating model such that third parties may pay network connection fees based on sales they make.

We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, marketing, or other resources.

Many of our competitors and potential competitors have longer operating histories and significantly greater financial, technical, marketing, or other resources than we do. We encounter direct competition from both large and small companies focused on providing solutions that compete with those we offer. Given the profile and growth of the healthcare industry and the ongoing need for training, simulation, scheduling, credentialing, and other information products and services, it is likely that additional competitors will emerge. Additionally, mergers of or other strategic transactions by our competitors could weaken our competitive position. Moreover, our lack of market diversification resulting from our concentration on the healthcare industry may make us susceptible to losing market share to our competitors who also offer solutions, and in some cases a more robust suite of solutions, to a cross-section of industries. These companies may be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or customer requirements. Additionally, given the evolving nature of technology, our technology enabled offerings may be disrupted by innovative or emerging technologies, such as blockchain, Web3, or quantum computing technologies, and such disruption could adversely impact our ability to compete. Further, most of our customer agreements are for terms ranging from one to five years, with no obligation to renew. The terms of these agreements may enable customers to more easily shift to one of our competitors following the expiration of the agreement.

Expanding our business model such that third parties may pay network connection fees in exchange for the ability to deliver their products through our technology platform and have them featured as part of our ecosystem may result in unpredictability to and/or harm to the operational and financial performance of our business.

The Company has expanded its business model by offering third parties the ability to utilize their sales teams to market and sell their third party products and have such products delivered through the Company’s technology platform, provided such third parties pay a network connectivity fee when such products are sold to customers in our network. Given that these third parties are responsible for their products and the marketing and selling thereof, the Company may not always be able to ensure the operational, financial, or security-related performance or impact of products controlled by a third party. While we have contractual protections with third parties regarding their products, including but not limited to service levels, information security, confidentiality, data rights, and indemnification against certain breaches, these may not be sufficient to ensure the predictability or performance of such products, or potential negative impacts related thereto.

The failure to maintain and strengthen our relationships with ecosystem partners or significant changes in the terms of the agreements we have with ecosystem partners may have an adverse impact on our ability to successfully market, sell, and deliver certain product and service offerings.

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

Moreover, most of our agreements with ecosystem partners are for initial terms of three or more years. These partners may choose not to renew their agreements with us or may terminate their agreements early if we do not fulfill our contractual obligations. If our partners terminate or fail to renew their agreements with us on as favorable terms, such as through a reduction in our revenue share arrangement, it could result in a reduction in the number of solutions we are able to distribute, declines in the number of subscribers to our platform, and decreased revenues. Some of our agreements with our ecosystem partners are non-exclusive, and our competitors offer, or could offer, solutions that are similar to or the same as those we offer. If our current partners offer or otherwise make available their products and services to users or our competitors on more favorable terms than those offered to us or increase our license fees, our competitive position, revenue, and our profit margins and prospects could be harmed.

We cannot guarantee that we will be able to maintain and strengthen our relationships with ecosystem partners, that we will be successful in effectively integrating or enhancing such partners’ products and technology, including without limitation through our emerging platform strategy, with, into, or through our own, or that such relationships will be successful in generating additional revenue. If any of these ecosystem partners have negative experiences with our products and services, or seek to amend or terminate the financial or other terms of the contracts or arrangements we have with them, we may need to increase our organizational focus on the types of services and solutions they sell and alter our development, integration, and/or distribution strategies, which may divert our planned efforts and resources from other projects.

We could also be subject to claims and liability or related expenses as a result of the activities, products, or services of these ecosystem partners and/or our actual or alleged acts or omissions with regard to these ecosystem partners, which could adversely impact our business.

We may not be able to develop new products and services or enhancements to our existing products and services, or be able to achieve widespread acceptance of new products, services, or features, or keep pace with technological developments.

Our growth strategy depends in part on our ability to generate revenue growth through sales to new customers as well as increasing sales of additional subscriptions and other products and services to existing customers. Our identification of additional features, content, products, and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our customer base. Furthermore, we are not able to accurately predict the volume or speed with which existing and new customers may adopt such new products and services. Because healthcare technology continues to change and evolve, we may be unable to accurately predict and develop new products, features, content, and other products to address the needs of the healthcare industry. Further, the new products, services, and enhancements we develop may introduce significant defects into or otherwise negatively impact our technology platform. While all new products and services are subject to testing and quality control, all software and software-based services are subject to errors and malfunctions. If we release new products, services, and/or enhancements with bugs, defects, or errors or that cause bugs, defects, or errors in existing products, it could result in lost revenues and/or reduced ability to meet contractual obligations and would be detrimental to our business and reputation. If new products, features, or content are not accepted or integrated by new or existing customers, we may not be able to recover the cost of this development, and our financial performance may be adversely affected. Continued growth and maintenance of our customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as enhancing our content, product, and service offerings that address the needs of healthcare organizations in a timely manner.

We may be unable to continue to license our third party software, on which a portion of our product and service offerings rely, or we may experience errors in this software, which could adversely impact our business.

We use technology components in some of our products that have been licensed from third parties. Future licenses to these technologies may not be available to us on commercially reasonable terms or at all. The loss of or inability to obtain or maintain any of these licenses could result in delays in the introduction of new products and services or could force us to discontinue offering portions of solutions until equivalent technology, if available, is identified, licensed, and integrated. In addition, customers may choose not to renew their agreements with us or to terminate their agreements early if we lose or are unable to maintain licenses to some of our product components. If our customers terminate or fail to renew their agreements with us on as favorable terms, it could result in a reduction in the number of content and solutions we are able to distribute, declines in the number of subscribers to our offerings, and decreased revenues. The operation of our products would be impaired if errors occur in third party technology or content that we incorporate, and we may incur additional costs to repair or replace the defective technology or content. It may be difficult for us to correct any errors in third party products because the products are not within our control. Accordingly, our revenue could decrease, and our costs could increase in the event of any errors in this technology. Furthermore, we may become subject to legal claims related to licensed technology based on product liability, infringement of intellectual property, or other legal theories. Even if these claims do not result in liability to us, investigating and defending these claims could be expensive and time-consuming and could result in suspension of or interference with certain offerings to our clients and/or adverse publicity that could harm our business.

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

For the year ended December 31, 2021, approximately 95% of our net revenue was derived from SaaS-based subscriptions and software licensing agreements. Our product and service contracts typically range from one to five years in length, and customers are not obligated to renew their contract with us after their contract term expires; in fact, some customers have elected not to renew their contract, and this risk has increased as the result of conditions related to the COVID-19 pandemic. In addition, our customers may renew at a lower price or activity level. Our customers’ renewals may decline or fluctuate as a result of a number of factors, including but not limited to, their dissatisfaction with our service, a dissipation or cessation of their need for one or more of our products or services, pricing, or competitive product offerings. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our results of operations and financial condition could be adversely affected.

Failure to adequately expand and optimize our direct sales infrastructure will impede our growth.

We will need to expand and optimize our sales infrastructure in order to grow our customer base and our business. Identifying and recruiting qualified personnel and training them in our sales methodology, our sales systems, and the use of our software requires significant time, expense, and attention. Moreover, the current competitive labor market has increased the challenge of recruiting and retaining qualified sales representatives. It can take significant time before our sales representatives are fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales teams do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop, and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.

We may be unable to accurately predict the timing of revenue recognition from sales activity as it is often dependent on achieving certain events or performance milestones, and this inability could impact our operating results.

Our ability to recognize revenue is dependent upon several factors in order for us to implement customers on our subscription-based platform and applications. If customers do not provide us with the information required to complete implementations in a timely manner, our ability to recognize revenue may be delayed, which could adversely impact our operating results. Moreover, some products can require significant implementation lead times and the rate at which customer orders move from backlog to revenue generation in connection with these products may significantly affect the timing of revenue recognition.

Because we recognize revenue from subscriptions for our products and services over the term of the subscription period, downturns or upturns in sales may not be immediately reflected in our operating results.

During the year ended December 31, 2021, we recognized approximately 95% of our revenue from customers monthly over the terms of their subscription or software licensing agreements, which generally have contract terms ranging from one to five years. As a result, much of the revenue we report in each quarter is related to subscription or licensing agreements entered into during previous quarters. Consequently, a decline in new or renewed subscription or licensing agreements in any one quarter will not necessarily be reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Moreover, as noted above, we generally have contract terms ranging from one to five years, and the fees payable under such contracts are often determined without reference to any increases in the consumer price index or similar inflation-related metric over the term of such contract. As such, particularly for longer term contracts, we may be adversely impacted by inflationary conditions such as those that the U.S. economy is currently experiencing given that the fees that we are receiving during the outstanding term of such contracts will not be impacted by general price increases resulting from inflation whereas such inflationary conditions may increase the amount of labor, capital, and other expenditures we incur in connection with the operation of our business.

We may not be able to meet our strategic business objectives unless we obtain additional financing, which may not be available to us on favorable terms or at all.

We may need to raise additional funds for various purposes, including to:

•	develop new or enhance existing products, services, and technology;

•	respond to competitive pressures;

•	finance working capital requirements;

•	acquire or invest in complementary businesses, technologies, content, or products; or

•	otherwise effectively execute our growth strategy.

At December 31, 2021, we had approximately $51.9 million in cash, cash equivalents, and marketable securities. We also have up to $65.0 million of availability under our Revolving Credit Facility, subject to certain covenants, which expires in October 2023.

We cannot be assured that if we need additional financing, it will be available on terms favorable to us or at all. Moreover, the COVID-19 pandemic has led to disruption and volatility in financial and capital markets and could lead to future disruption and/or volatility. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced.

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

Our clients are concentrated in the healthcare industry, which is subject to changing regulatory, economic, and political conditions. The U.S. Congress and certain state legislatures have passed or are considering laws and regulations intended to result in major changes to the U.S. healthcare system. The most prominent of these reform efforts, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 (collectively, the ACA), was designed to increase access to affordable health insurance for U.S. citizens and improve quality of care, but it also has reduced government program spending and imposed operating costs and changes on many of our clients.

The ACA has been subject to legislative and regulatory changes and court challenges. There is uncertainty regarding whether, when, and how the ACA will be further changed and how the law will be interpreted and implemented. There is also uncertainty regarding whether, when, and what other health reform initiatives will be adopted and the impact of such efforts on the healthcare industry. For example, some members of Congress have proposed significantly expanding the coverage of government-funded programs, while others have proposed reducing them. There are also examples of additional reform efforts other than the ACA, such as the recently enacted No Surprises Act.

Other industry participants, such as large employer groups and their affiliates, may also introduce financial or delivery system reforms or otherwise intensify competitive pressures. Some of the recent changes in the healthcare industry have driven consolidation, particularly among health insurance providers, which could affect the size of our customer base. Other reforms or industry changes may reduce payments from third party healthcare payers, including Medicare and Medicaid, to our customers.

Any legal or regulatory developments, as well as other healthcare-related or other developments, that adversely impact the business or financial condition of our clients, could reduce the amount of business we receive from such clients and thus have an adverse effect on our results of operations.

We may discover weaknesses in our internal controls over financial reporting, which may adversely affect investor confidence in the accuracy and completeness of our financial reports and consequently the market price of our securities.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on and requires our independent public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. The rules governing the standards to be met are complex and may require significant process review, documentation, and testing, as well as remediation efforts for any identified deficiencies. This process of review, documentation, testing, and remediation may result in increased expenses and require significant attention from management and other internal and external resources. These requirements may also extend to acquired entities and our efforts to integrate those operations into our system of internal controls. Any material weaknesses identified during this process may preclude us from asserting the effectiveness of our internal controls. This may negatively affect our stock price if we cannot effectively remediate the issues identified in a timely manner.

Risks Related to Operations

Our operating margins could be affected if our ongoing refinement to pricing models for our products and services is not accepted by our customers and the market.

We continue to make changes in the pricing of our offerings so as to increase revenue and meet the needs of our customers. We cannot predict whether the current pricing of our offerings or any ongoing refinements we make will be accepted by our existing customer base or by prospective customers. If our customers and potential customers decide not to accept our current or future pricing or offerings, it could have an adverse effect on our business and results of operations. Additionally, ecosystem partners establish the price for some of the products we market and sell, and we do not have control over such price setting or customer acceptance thereof or reaction thereto.

We may be unable to adequately develop our systems, processes, and support in a manner that will enable us to meet the demand for our products and services.

We have provided our online products and services for a significant period of time and continue to expand our ability to provide our solutions on both a subscription and transactional basis over the Internet or otherwise. Our future success will depend on our ability to effectively develop and maintain our infrastructure, including procurement of additional hardware and software, integrate and interoperate with third party systems, and implement the services, including customer support, necessary to meet the demand for our offerings. Our inability from time to time to successfully develop the necessary systems and implement the necessary services on a timely basis may result in our customers experiencing delays, interruptions, and/or errors in their service. Such delays or interruptions may cause customers to become dissatisfied with our service and move to competing providers. If this happens, our reputation, results of operations, and financial condition could be adversely affected.

We operate in a challenging market for talent and may fail to attract and retain qualified personnel, including key management personnel.

Our future performance is substantially dependent on the continued services of our management team and our ability to attract, retain, and motivate them. The loss of the services of any of our officers or senior managers, or the inability to attract additional officers or senior managers as appropriate, could harm our business, as we may not be able to find suitable replacements. We do not have employment agreements with any of our key personnel, other than our chief executive officer, and we do not maintain any “key person” life insurance policies. Moreover, current competitive labor market conditions may make it more difficult for us to attract and retain key management personnel.

In addition, our future success will depend on our ability to attract, train, motivate, and retain other highly skilled technical, managerial, marketing, sales, and customer support personnel. Competition for certain personnel is intense and, during the so called "Great Resignation" has reached historically high levels, especially for software developers, web designers, user experience and interaction designers, and sales personnel, and we may be unable to successfully attract sufficiently qualified personnel. Additionally, current competitive labor market conditions have increased, and may continue to increase, our labor costs as well as the difficulty of hiring and retaining qualified personnel. We have experienced in the past, and continue to experience, difficulty hiring qualified personnel in a timely manner for these positions, and we may not be able to fill positions in desired geographic areas or at all. The pool of qualified technical personnel, in particular, is limited. Many of the companies with which we compete for experienced personnel have greater resources than we have and some of these companies may offer more lucrative compensation packages. We anticipate needing to continue to maintain or increase the size of our staff to support our anticipated growth, without compromising the quality of our offerings or customer service. Our inability to locate, attract, hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our services and impair our ability to grow and adversely impact our financial performance.

We may not be able to upgrade our hardware and software technology infrastructure quickly enough to effectively meet demand for our services or our operational needs.

We must continue to obtain reasonably priced, commercially available hardware, operating software, and hosting services, as well as continue to enhance our software and systems to accommodate the increased use of our platform, the increased content in our library, the expanding amount and type of data we store on behalf of our customers, and the resulting increase in operational demands on our business, including as imposed by new and changing legal and regulatory requirements applicable to our business. Decisions about hardware and software enhancements are based in part on estimated forecasts of the growth in demand for our services. This growth in demand for our services is difficult to forecast and the potential audience for our services is widespread and dynamic. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our customers may encounter delays or disruptions in their service. Unscheduled downtime or reduced response time of our platforms could harm our business and could discourage current and potential customers from using or continuing to use our services and reduce future revenue. If we are unable to acquire, update, or enhance our technology infrastructure and systems quickly enough to effectively meet increased operational demands on our business, that may also have an adverse effect on our results of operations or financial condition. Further, our applications necessarily must integrate with a variety of systems and technologies. As we develop our platform and applications and rely on ever changing and improving technologies, we may be impeded by our customers’ and ecosystem partners’ inability to adopt new technologies and technology standards upon which new platform enhancements may be based.

Our network infrastructure and computer systems and software may fail.

An unexpected event (including but not limited to a cyber-security incident, such as ransomware attack, security compromise, or other attempts to misappropriate our confidential information; telecommunications failure; vandalism; fire; earthquake; public health crises; epidemics or pandemics; or other catastrophic loss) at or impacting our Internet service providers’ facilities, our on-site data center facilities, or our public-cloud infrastructure providers, could cause the loss of critical data and prevent us from offering our products and services for an unknown period of time. Moreover, the ongoing COVID-19 pandemic could have a significant adverse operational impact on these facilities and/or these providers on which we rely, as such providers continue to navigate their own challenges resulting from their employee base continuing to work remotely and other impacts of the pandemic. In addition, in the remote work environments, the daily activities and productivity of our workforce is now more closely tied to key vendors, such as video conference services, consistently delivering their services without material disruption. Our ability to deliver information using the Internet and to operate in a remote working environment may be impaired because of infrastructure failures, service outages at third party internet providers, malicious attacks or other factors. System downtime could negatively affect our reputation and ability to sell our products and services and may expose us to significant third party claims. Our cyber liability and business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our infrastructure and network systems, and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems and software, and our customers may encounter delays. Such disruptions could harm our reputation and cause customers to become dissatisfied and possibly take their business to a competing provider, which would adversely affect our financial performance.

A data breach or security incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, the Family Educational Rights and Privacy Act (“FERPA”), foreign data privacy regulations, federal and state data protection and data privacy requirements, consumer protection laws, common law theories, and other laws, rules and regulations, subject us to litigation and governmental inquiries, damage our reputation, and otherwise adversely impact our business.

We collect and store sensitive information, including intellectual property, individually identifiable health and other information, provider credentialing and privileging data, education records, and other sensitive personal information, on our networks. We are directly subject to certain privacy and security requirements imposed under HIPAA and we collect and store data that qualifies as Protected Health Information (PHI) under HIPAA. In addition, there are a variety of other state, national, foreign, and international laws and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer, and other processing of personal data, such as the California Consumer Protection Act (CCPA), which was recently significantly modified by the California Privacy Rights Act (CPRA), the Virginia Consumer Data Protection Act, and the Colorado Privacy Act, as well as the European Union’s General Data Protection Regulation (GDPR), Canada's Personal Information Protection and Electronic Documents Act, Australia's Privacy 1988, and New Zealand's Privacy Act 2020. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. We may also be exposed to litigation, regulatory fines, penalties or other sanctions if the personal, confidential, or proprietary information of our customers is mishandled or misused by any of our suppliers, ecosystem partners, counterparties, or other third parties, or if such third parties do not have appropriate controls in place to protect such personal, confidential, or proprietary information. Moreover, several other states, as well as federal lawmakers, have proposed additional legislation. Further, many foreign data privacy regulations (including the GDPR) can be more stringent than those in the United States. The laws and regulations to which we are subject are rapidly evolving and changing and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, affect our customers’ willingness to permit us to use and store personal data, prevent us from selling our products or services, and/or affect our ability to invest in or jointly develop products. Failure to comply with these laws may result in governmental enforcement actions, private claims, including class action lawsuits, and damage to our reputation. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations.

The secure maintenance of sensitive information is critical to our business operations. As a result, the continued development and enhancement of controls, processes, and practices designed to protect our information systems from attack, damage, or unauthorized access remain a priority for us. If the security measures that we use to protect customer or personal information are ineffective, we may lose users of our services, which could reduce our revenue, tarnish our reputation, and subject us to significant liability. In addition, if our subcontractors, subprocessors, or various other vendors on which we rely fail to use adequate security or data protection processes or use personal date in an unpermitted or improper manner, we may be liable for certain losses and may damage our reputation. Additionally, our costs and efforts associated with obtaining and maintaining certain certifications related to data privacy and protection may also increase, to the extent we are able to obtain or maintain such certifications at all.

We have implemented multiple layers of security measures to protect confidential data that we collect and store through technology, processes, and our people, and our defenses are monitored and routinely tested internally and by external parties. We rely, in part, on security and authentication technology licensed from third parties. With this technology, we perform real-time credit card authorization and verification, as well as the encryption of other selected secure customer data. We cannot predict whether these security measures could be circumvented by new technological developments. Moreover, advanced new attacks that may be directed at us or our third party vendors create risk of cybersecurity incidents, including ransomware, malware, and phishing incidents. We may also be subject to attacks in which malicious actors seek to, and potentially succeed in, exploiting our products or services as a vector to compromise the security or integrity of our customers, partners, or vendors. Further, the audit processes, penetration and vulnerability testing, and controls used within our production platforms may not be sufficient to identify and prevent errors or deliberate misuse. In addition, our software, databases, and servers may contain vulnerabilities or irregularities that lead to computer viruses, physical or electronic attacks, and similar disruptions. We may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties. Our contracts with service providers typically require them to implement and maintain adequate security controls, but we may not have the ability to effectively monitor these security measures. As a result, inadequacies of the third party security controls may not be detected until after a security breach has occurred. For example, third party IT vendors may not provide us with fixes or updates to hardware or software in a manner as to avoid an unauthorized loss, access, or disclosure of data or to address a known vulnerability, which may subject us to known threats and cause system failures or disruptions. Third party vendors that store or have access to our data may not have effective controls, processes, or practices to protect our information from attack, damage, or unauthorized access. These risks may be heightened in connection with employees and service providers working from remote work environments, as our dependency on certain service providers, such as video conferencing and web conferencing services, has significantly increased. In addition, to access our network, products, and services, customers and other third parties may use personal mobile computing devices that are outside of our network environment and subject to their own security risk. A breach or attack affecting any of these third parties could harm our business. We cannot assure that we can prevent all security breaches.

Like many organizations, we have experienced data and cyber incidents from time to time in the course of our business and have handled those incidents in accordance with our internal policies and our understanding of applicable laws. In the future, potential data breaches or security incidents could result from a variety of circumstances and events, including third party action or inaction, system errors or downtime, employee negligence or error, malfeasance, failures during the process of upgrading or replacing software, databases, or components thereof, power outages, hardware failures, telecommunication failures, user errors, catastrophic events, or threats from malicious persons and groups, new vulnerabilities, and advanced new attacks against information systems. Data incidents could result in interruptions, delays, loss, access, misappropriation, and disclosure or corruption of data which could damage our reputation and could otherwise adversely impact our business. Moreover, in the current threat environment, cyberattacks have become increasingly frequent, sophisticated, and difficult to detect, and we may not be able to anticipate, prevent, or detect all such attacks. There can be no assurance that we will not be subject to data incidents that bypass our security measures, result in loss of confidential information, or disrupt our information systems or business. In addition, data and cyber incidents, particularly if a large number of individuals are affected or if the compromised information is highly sensitive, could expose us and our customers to liability under privacy, security, and consumer protection laws, such as HIPAA, FERPA, CCPA, CPRA, and foreign data privacy regulations or litigation under these or other laws, including common law theories, and subject us to federal and state governmental inquiries or enforcement, could require us to devote significant management resources to address the problems created by such events, could interfere with the pursuit of other important business strategies, and could cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, recover lost data, and adapt systems and practices in response to such events. Moreover, our cyber liability and business interruption insurance may not adequately compensate us for losses that may occur.

Furthermore, we have acquired a number of companies, products, services, and technologies in recent years. Although we devote significant resources to address any security issues with respect to such acquisitions, we still may inherit additional security risks when we integrate those companies within HealthStream. Moreover, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may lose trust in the security of our solutions in general.

As threats to confidential information continue to evolve, we may be required to continue to expend significant resources to maintain, modify, or enhance our internal processes, governance, or protective measures, or to investigate and remediate any security vulnerabilities.

We may experience errors or omissions in our software products or processes, including those that deliver credentialing, privileging, and payer enrollment services for our healthcare customers and those that administer and report on healthcare facility performance, and these errors could result in action taken against us that could harm our business.

Hospitals and medical practices use our credentialing, privileging, and payer enrollment software to manage, validate, and maintain their providers’ and other staff credentials and authorization to practice in a particular facility and to maintain authorization to perform care covered by insurance providers. In some instances, we rely on sources outside the Company for information that we use in our credentialing and privileging products. If errors or omissions occur that inaccurately validate or invalidate the credentials of a provider or staff, or improperly deny or authorize a provider or staff to practice in a hospital or medical practice, these errors or omissions could result in litigation brought against us either by our customers, the provider or staff member, or other interested parties. For example, an important element in a malpractice case brought against a hospital or other provider could be the validation of proper credentialing for the provider, and any errors or omissions in our products that provide these services could subject us to claims. Further, a list of providers’ privileges may be made available to the general public by hospitals and medical practices, and errors in credentialing and privileging may result in damage to the hospital, medical practice, or provider. We may also be required to indemnify against such claims and defending against any such claims could be costly and time-consuming and could negatively affect our business.

Risks Related to Government Regulation, Content, and Intellectual Property

Government regulation may subject us to investigation, litigation, or liability or require us to change the way we do business.

The laws and regulations that govern our business change rapidly. Evolving areas of law that are relevant to our business include privacy and security laws (as discussed above), proposed encryption laws, content regulation, information security accountability regulation, privacy laws, sales and use tax laws, and regulations and attempts to regulate activities on the Internet. For example, we are directly subject to certain requirements of the HIPAA privacy and security regulations. In addition, we are required through business associate agreements with our customers to protect the privacy and security of certain personal and health related information. Further, government laws and regulations that directly affect our customers, can have an indirect impact on our business. We may also be required to develop features, enhancements, or modifications to our products to support our customers’ evolving compliance obligations. This may require us to divert development and other resources from other areas, incur significant expenditures, or, if we are unsuccessful in delivering these features, enhancements, or modifications, result in monetary damages, loss of revenue or customers, reputational harm, or other adverse impacts to our business.

We may lose sales from existing or potential customers or incur significant expenses if states are successful in imposing state sales and use taxes on our services to a greater degree than is currently the case or we inherit potential state sales and use tax compliance issues in connection with acquisitions we may make from time to time. A successful assertion by one or more states that we should collect sales or uses taxes on the sale of our services to a greater degree than is our current practice could result in substantial tax liabilities for past sales, decrease our ability to compete on pricing with other vendors, and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We cannot be assured that we will not be subject to sales and use taxes or related penalties for past sales in states where we believe no compliance is necessary.

We are also subject to income and other taxes in the United States as well as in those states and foreign jurisdictions in which we do business. Changes in federal tax laws applicable to U.S. corporations and/or other laws, or interpretations of tax laws by taxing authorities or other standard setting bodies, could increase our tax obligations and adversely impact our results of operations. Additionally, we may be subject to taxes and tax laws in foreign jurisdictions where we do business.

The rapidly evolving and uncertain regulatory and technology environment could require us to change how we do business or incur additional costs. It may be difficult to predict how changes to these laws and regulations might affect our business.

While we strive to adhere our practices and procedures to the laws that are applicable to our business, they are subject to evolving rules and regulations, interpretations, and regulator discretion. To the extent a regulator or court disagrees with our interpretation of these laws and determines that our practices are not in compliance with applicable laws and regulations, we could be subject to civil and criminal penalties that could adversely affect the continued operation of our business, including significant fines or monetary damages and/or penalties. In addition, failure to comply with applicable legal or regulatory requirements in the U.S. or in any of the countries in which we operate could result in significant legal and financial exposure, damage to our reputation, subject us to contractual penalties (including termination of our customer agreements), adversely affect our ability to retain clients and attract new clients, or otherwise have a material adverse effect on our business operations, financial condition, and results of operations.

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

Despite our efforts to protect our intellectual property rights, as well as the intellectual property rights of our ecosystem partners, a third party could, without authorization, copy or otherwise misappropriate our content, information from our databases, or other intellectual property, including that of our third party ecosystem partners. Our agreements with employees, consultants, and others who participate in development activities could be breached and result in our trade secrets becoming known. Alternatively, competitors and other third parties may independently develop or create content or systems that do not infringe our intellectual property rights. We may not have adequate remedies for such breaches or protections against such competitor developments. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and effective intellectual property protection may not be available in those jurisdictions.

Our business could be harmed if unauthorized parties infringe upon or misappropriate our intellectual property, proprietary systems, content, platform, applications, services, or other information or the intellectual property of our ecosystem partners. Our efforts to protect our intellectual property through copyright, trademarks, trade secrets, patents, and other forms of protection, as well as our efforts to protect the intellectual property of our ecosystem partners, may not be adequate. For instance, we may not be able to secure trademark or service mark registrations for marks in the United States or in foreign countries or to secure patents for our proprietary products and services, and even if we are successful in obtaining patent and/or trademark registrations, these registrations may be opposed or invalidated by a third party. We also have certain contractual obligations to protect the intellectual property of our ecosystem partners and could be required to indemnify such ecosystem partners if we do not adequately provide such protections.

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

Our competitors may develop similar intellectual property, duplicate our offerings, or design around any patents or other intellectual property rights we hold. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the patents, intellectual property, or other proprietary rights of third parties, which could be time consuming and costly and have an adverse effect on our business and financial condition. Intellectual property infringement claims could be made against us and our ecosystem partners, especially as the number of our competitors grows. These claims, even if not meritorious, could be expensive and divert our attention from operating our company and result in a temporary inability to use the intellectual property subject to such claim. In addition, if we, our ecosystem partners, and/or customers become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and develop comparable non-infringing intellectual property, to obtain a license, or to cease providing the content or services that contain the infringing intellectual property. We may be unable to develop non-infringing intellectual property or obtain a license on commercially reasonable terms, if at all.

We use open source software in our products, which could subject us to litigation or other actions.

We use open source software in our products and may use more open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate it into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software products to the public. If we inappropriately use open source software, we may be required to re-engineer our products, discontinue the sale of our products, or take other remedial actions.

Our sources of data might restrict our use of or refuse to license data, which could adversely impact our ability to provide certain products or services.

A portion of the data that we use is either purchased or licensed from third parties or public records or is obtained from our customers for specific customer engagements. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, if new laws or regulations impose restrictions on our use of the data or regulators’ or courts’ interpretations result in restrictions of the data that we currently use in our products and services, or a large number of data providers withdraw their data from us, our ability to provide our products and fulfill our contractual obligations to our customers could be materially adversely impacted.

Risks Related to International Operations

We face risks arising from our international operations.

Following our acquisition of ANSOS, which was completed in December 2020, we have international offices and/or operations in several countries outside of the United States, including Canada, Australia, and New Zealand. Conducting our business internationally, particularly with expansion into countries in which we have limited experience, subjects us to a variety of risks that that we do not necessarily face to the same degree in the US. These risks include, among others:

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties, or other trade restrictions;

•	differing labor regulations;

•	regulations relating to data privacy and security and the unauthorized use of, or access to, commercial and personal information;

•	potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery, and other similar laws and regulations, including the US Foreign Corrupt Practices Act;

•	greater difficulty in supporting and localizing our products;

•	unrest and/or changes in a specific country’s or region’s social, political, legal, health, or economic conditions or other geopolitical developments;

•

challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits, and compliance programs;

•	currency exchange rate fluctuations;

•	limited or unfavorable intellectual property protection;

•	competition with companies or other services that may understand local markets better than we do;

•	increased financial accounting and reporting burdens and complexities associated with implementing and maintaining adequate internal controls;

•	regulations, health guidelines, and safety protocols in foreign jurisdictions related to the pandemic; and

•	restrictions on repatriation of earnings.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is located in Nashville, Tennessee, which is primarily used to support our workforce solutions operations and corporate functions. Our lease for approximately 92,000 square feet at this location will end in October 2031. As of December 31, 2021, we leased other facilities in Nashville, Tennessee; San Diego, California; Denver, Colorado; Boulder, Colorado; Durham, North Carolina; Raleigh, North Carolina; and Christchurch, New Zealand.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “HSTM”. Our common stock began trading on the Nasdaq National Market on April 14, 2000.

As of February 11, 2022, the Company had a total of 10,672 shareholders, including 1,389 registered holders and 9,283 beneficial holders.

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

See the table labeled Securities Authorized for Issuance Under Equity Compensation Plans to be contained in our 2022 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

STOCK PERFORMANCE GRAPH

The graph below matches HealthStream, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2016 to 12/31/2021.

The comparisons in the graph below are based on historical data and are not necessarily indicative of future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Health Stream, Inc.
NASDAQ Composite
NASDAQ Computer & Data Processing

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/16	12/17	12/18	12/19	12/20	12/21

HealthStream, Inc.	$100.00	$92.46	$100.40	$113.08	$90.79	$109.59
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ Computer & Data Processing	100.00	139.43	142.28	199.78	286.00	372.90

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

On November 30, 2021, the Company announced a share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to $20.0 million of its common stock. Pursuant to this authorization, repurchases have been made, and may continue to be made from time to time, in the open market through privately negotiated transactions or otherwise, including under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws in accordance with specific prearranged terms related to timing, price, and volume (among others), without further direction from the Company. Under this program, during 2021 the Company repurchased 203,284 shares of common stock at an aggregate fair value of $5.1 million, reflecting an average price per share of $25.14 (excluding the cost of broker commissions). In addition, any future repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program will terminate on the earlier of November 29, 2022 or when the maximum dollar amount has been expended. The table below sets forth activity under the stock repurchase plan for the three months ended December 31, 2021.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(2)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (October 1 - October 31)(1)	—	$—	—	$—
Month #2 (November 1 - November 30)(1)	—	—	—	—
Month #3 (December 1 - December 31)	203,284	25.14	203,284	14,890,061
Total	203,284	$25.14	203,284	$14,890,061

(1)	The stock repurchase plan was not in place during this period.
(2)	The weighted average price paid per share of common stock does not include the cost of broker commissions.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of HealthStream should be read in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. HealthStream’s actual results may differ significantly from the results discussed and those anticipated in these forward-looking statements as a result of many factors, including but not limited to the risks described under Risk Factors and elsewhere in this report, as well as additional risks or uncertainties not presently known to us or that we currently deem immaterial.

The following discussion addresses our 2021 and 2020 results and year-to-year comparisons between 2021 and 2020. A discussion of year-to-year comparisons between 2020 and 2019 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021, under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

HealthStream provides primarily SaaS based applications for healthcare organizations—all designed to improve business and clinical outcomes by supporting the people who deliver patient care.

We are in the process of more completely unifying the Company under a single platform strategy that will serve as the foundation for the entire enterprise. By enabling our applications through a common technology platform known as hStream, we believe that stand-alone applications, which already provide a powerful value proposition, will begin to leverage each other to more efficiently and effectively empower our customers to manage their businesses and improve their outcomes. As we continue to achieve this goal of orienting multiple applications in relation to a single technology platform, distinctions between our current reporting segments of Workforce Solutions and Provider Solutions may become less applicable, or even obsolete, in terms of how we operate and report on the Company's business. At the current time, what we characterize and report on as Workforce Solutions products are used by healthcare organizations to meet a broad range of their clinical development, learning and performance, certification, scheduling, safety and compliance, and competency assessment needs. Provider Solutions products are used by healthcare organizations for provider credentialing, privileging, and enrollment needs. HealthStream’s primary customers include healthcare organizations and other participants in the healthcare industry.

Revenues for the year ended December 31, 2021 were $256.7 million, compared to $244.8 million for the year ended December 31, 2020, an increase of 5%. Revenues were positively impacted from recent acquisitions (detailed below) of $27.2 million, net of deferred revenue write-downs, and growth in other workforce and provider revenues of $19.6 million. The contributions from recent acquisitions and growth in other revenues more than offset the decline of $34.9 million from the legacy resuscitation products. Gross margins improved to 64.5% during 2021 compared to 63.5% in 2020. Operating income decreased by 49% to $8.1 million for 2021, compared to $15.8 million for 2020. Net income decreased to $5.8 million for 2021, compared to $14.1 million for 2020. Earnings per share were $0.18 per share (diluted) for 2021, compared to $0.44 per share (diluted) for 2020. Revenues from Workforce Solutions increased by 4%, or $7.9 million, and revenues from Provider Solutions grew by 9%, or $4.0 million. As of December 31, 2021, the Company had approximately 5.04 million contracted subscriptions to hStream, our emerging technology platform. During 2021, the Company deployed capital to fund two acquisitions for approximately $6.0 million in cash and made approximately $5.1 million of share repurchases. As of December 31, 2021, cash and investment balances approximated $51.9 million, and the Company maintained full availability under its $65.0 million revolving credit facility.

Since the beginning of 2020, we have completed six acquisitions. We acquired NurseGrid in March 2020, we acquired ShiftWizard in October 2020, and in December 2020, we acquired ANSOS and substantially all of the assets of myClinicalExchange. In January 2021, we acquired ComplyALIGN and substantially all the assets of Rievent in December 2021. For additional information regarding acquisitions, please see Note 8 of the Consolidated Financial Statements included elsewhere in this report.

IMPACT AND RESPONSE TO COVID-19 PANDEMIC

The COVID-19 pandemic persists and continues to cause uncertainty and potential economic volatility, including with regard to the pandemic’s various and unpredictable impacts on our healthcare customers and our business.

Our business is focused on providing solutions to healthcare organizations, and as such the pandemic’s adverse impact on healthcare organizations has resulted in an adverse impact on our Company. We believe that certain developments related to the pandemic negatively impacted our business in 2021, and are expected to continue to negatively impact our business during 2022 and potentially thereafter, as described below. In particular, sales cycles have been delayed or postponed such that declines in sales bookings by customers since the beginning of the pandemic will result in a negative impact to revenue and earnings in 2022 and potentially thereafter.

Similar to the year ended December 31, 2020, our operating income for the year ended December 31, 2021 benefited from a temporary reduction of operating expenses related to the pandemic, but the operating expense reduction itself—despite its positive impact on our operating results—is indicative of the negative impact the pandemic is having on new bookings and renewals. We have experienced, and expect to continue to experience, delayed and reduced bookings and renewals due to the pandemic. Given that we sell multiple year subscriptions to our solutions, the revenue impact of lost or delayed sales in a given period generally does not manifest until future periods, just as the revenue we recognize in a given period is generally the result of sales from a prior period. Since mid-March 2020, our sales organization has had limited opportunities to travel and conduct onsite sales meetings with existing or prospective customers, and we have also cancelled tradeshows, which typically provide future sales opportunities.

When travel restrictions lessen and travel resumes at a more normal level, we expect operating expenses associated with travel to have a negative impact on our operating results, and we do not expect revenue generated from such activities to begin offsetting such increases to operating expenses at the same time we incur such expenses. However, the uncertain trajectory of the pandemic may impact when and to what extent normal operating expenses, including expenses related to sales travel and in-person tradeshows, increases or remains abated.

We continue to closely monitor developments related to the pandemic that may have an adverse impact on our operational and financial performance. We also continue to take actions focused on the safety and well-being of our employees, assisting our customers in this time of need, and mitigating operational and financial impacts to our business. We intend to continue serving our customers both in their battle to defeat the coronavirus and across the continuum of their other workforce and provider solution needs.

Additionally, to promote the safety and well-being of our employees, we required our entire workforce to begin working remotely from home beginning March 16, 2020. Beginning December 1, 2021, we allowed employees who demonstrated proof of vaccination the option to work in our offices at their discretion, but a large majority of our workforce continues to work remotely. In 2021, we also adopted a hybrid work policy that allows employees the choice of whether to work in an office or remotely, and we expect this policy to govern our work after the pandemic ends.

Many healthcare organizations have been, and may continue to be, substantially adversely impacted by the pandemic. The period of time over which this adverse impact continues, the extent to which certain healthcare organizations continue to receive and/or are eligible to utilize governmental funds as the result of federal stimulus and relief measures, and ongoing public health conditions related to the pandemic are important factors that may impact our business.

In light of adverse developments with respect to healthcare organizations as noted above, we are continuing to monitor the ability or willingness of our customers to:

•	pay for our solutions in a timely manner, in full, or at all;
•	implement solutions they have purchased from us; and
•	renew existing or purchase new products or services from us.

We monitor our cash position and credit exposure by evaluating, among other things, weekly cash receipts, days sales outstanding (DSO), customer requests to modify payment or contract terms, and bankruptcy notices. We experienced modest decreases in DSO during 2021 compared to 2020 as a result of faster payments from customers, and bad debts were not significantly different from pre-pandemic levels. However, while we have not experienced any adverse impacts to customer defaults resulting from COVID-19, we are unable to know whether or to what extent future negative trends related to the pandemic may arise or increase over time. Any deterioration in the collectability (or the timing of payments) of our accounts receivable could adversely impact our financial results.

The timing of implementation of our services is also relevant to our business because our software solutions do not result in revenue recognition until they are made available for use. To the extent our customers delay or fail to implement products they have previously purchased, our financial results will be adversely impacted. While we have experienced a negative impact from certain implementation delays related to COVID-19, these delays have not been consistent across products or across customers. In fact, we have become more efficient in implementing certain products during the pandemic, particularly with regard to products focused on workforce development solutions such as hStream and the HealthStream Learning Center. In contrast, solutions like CredentialStream that require greater change management efforts on the part of our customers have, in some instances, been more sensitive to implementation delays.

The U.S. economy has recently experienced various disruptions, including inflationary pressures, significant disruptions to global supply networks, and challenging labor market conditions. In this regard, we have recently experienced, and believe that some of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with current inflationary pressures. We may be unable to fully offset the impact of these increased expenditures, which may adversely impact our business and results of operations.

Conditions related to the pandemic have caused, and may continue to cause, some customers to delay purchasing decisions they otherwise would have made. Such conditions also adversely impacted the ability or willingness of some customers to renew their contracts with us or to renew contracts at the same levels. Pandemic-related conditions have also delayed or otherwise adversely impacted our ability to enter into contracts with new potential customers, as some potential customers have been focused on dealing with the impact and demands that the pandemic is having on their businesses. In addition, the limitations noted above on onsite sales meetings and in-person trade shows, as well as our customers’ ongoing uncertainties due to the pandemic, have reduced, and may continue to reduce, the ability of our sales team to make sales they otherwise would likely make but for the impact of the pandemic. As the pandemic has persisted, we have, however, continued to evolve our sales approach such that our sales representatives are in frequent contact with customers via video conference and other remote means that do not require physical travel or onsite visits to our customers’ facilities. The timing and extent of the resumption of in-person activities will be dependent on the prevalence and severity of future COVID-19 outbreaks, including with regard to new variants of COVID-19 that may emerge.

Given the uncertainty surrounding the adverse impacts that the pandemic could have on our business, we took certain expense management measures in 2020 as previously disclosed. For the year ended December 31, 2021, we generally discontinued these expense management measures taking into account the improved economic environment and current conditions related to the pandemic, provided that certain expenses such as those associated with travel and tradeshows remain significantly lower than pre-pandemic levels due to limitations on our ability to engage in such activities at the same levels as prior to the pandemic. We are continuing to monitor developments related to the pandemic and will continue to make such expense management adjustments as we deem necessary.

CRITICAL ACCOUNTING ESTIMATES

Preparation of our Consolidated Financial Statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period, and related disclosures. In the Notes to our Consolidated Financial Statements, we describe our significant accounting policies used in preparing the Consolidated Financial Statements. Our policies are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under different assumptions or conditions. Our management has identified the following critical accounting policies for the areas that are materially impacted by estimates and assumptions.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services. Our contracts with customers often contain promises for multiple goods and services. For these contracts, the Company accounts for the promised goods and services in its contracts as separate performance obligations if they are distinct. The contract price, which represents transaction price when the contract reflects a fixed fee arrangement, or management’s estimate of variable consideration including application of the constraint when the contract does not have a fixed fee, is allocated to the separate performance obligations on a relative standalone selling price basis. We generally determine standalone selling prices based on the standard list price for each product, taking into consideration certain factors, including contract length and the number of subscriptions within the contract. Judgment is required in determining whether performance obligations are distinct, standalone selling prices, and the amount of variable consideration to reflect as transaction price.

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. We assess the realizability of our deferred tax assets, and to the extent that we believe a recovery is not likely, we establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. As of December 31, 2021, the Company established a valuation allowance of $2.0 million for the portion of its deferred tax assets that are not more likely than not expected to be realized, compared to a valuation allowance of $0.6 million as of December 31, 2020.

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. For 2021, our qualitative assessment indicated that the fair value of our reporting units substantially exceeded their carrying values such that a quantitative assessment was not necessary.

RESULTS OF OPERATIONS

Revenues and Expense Components

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Revenues, net. Revenues for our Workforce Solutions business segment primarily consist of the following products and services: provision of services through our platform, learning management applications, a variety of training and development content subscriptions, staff scheduling software solutions, competency tools, training, implementation and onboarding, and consulting services to serve professionals that work within healthcare organizations. Revenues for our Provider Solutions business segment are generated from our proprietary software and SaaS-based applications to help facilitate provider credentialing, privileging, and enrollment administration for healthcare organizations.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues (excluding depreciation and amortization) consist primarily of salaries and employee benefits, stock-based compensation, employee travel and lodging, materials, contract labor, hosting costs, third party software licensing costs, and other direct expenses associated with revenues, as well as royalties paid by us to content providers. Personnel costs within cost of revenues are associated with individuals that facilitate product delivery, provide services, handle customer support calls or inquiries, manage the technology infrastructure for our applications, manage content, and provide training or implementation services.

Product Development. Product development consists primarily of salaries and employee benefits, contract labor, stock-based compensation, costs associated with the development of new software feature enhancements, new products, third party software licensing costs, and costs associated with maintaining and developing our products. Personnel costs within product development include our systems teams, application development, quality assurance teams, product managers, and other personnel associated with software and product development.

Sales and Marketing. Sales and marketing consist primarily of salaries and employee benefits, commissions, stock-based compensation, employee travel and lodging, third party software licensing costs, advertising, trade shows, customer conferences, promotions, and related marketing costs. Personnel costs within sales and marketing include our sales teams and marketing personnel.

Other General and Administrative Expenses. Other general and administrative expenses consist primarily of salaries and employee benefits, stock-based compensation, employee travel and lodging, facility expenses, office expenses, fees for professional services, business development and acquisition-related costs, third party software licensing costs, and other operational expenses. Personnel costs within general and administrative expenses include individuals associated with normal corporate functions (accounting, legal, business development, human resources, administrative, internal information systems, and executive management).

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized software development.

Other (Loss) Income, Net. The primary components of other income is interest income related to interest earned on cash and cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to our revolving credit facility. In addition, the income or loss attributed to equity method investments and fair value adjustments related to non-marketable equity investments is included in this category.

2021 Compared to 2020

Revenues, net. Revenues increased approximately $11.9 million, or 5%, to $256.7 million for 2021 from $244.8 million for 2020. At December 31, 2021, the Company had 5.04 million contracted subscriptions to hStream, our emerging technology platform, as compared to 4.22 million contracted subscriptions at December 31, 2020. A comparison of revenues by business segment is as follows (in thousands):

	Year Ended December 31,
Revenues by Business Segment:	2021	2020	Percentage Change
Workforce Solutions	$205,443	$197,587	4%
Provider Solutions	51,269	47,239	9%
Total revenues, net	$256,712	$244,826	5%

% of Revenues
Workforce Solutions	80%	81%
Provider Solutions	20%	19%

Revenues for Workforce Solutions, which are primarily subscription-based, increased $7.9 million, or 4%, to $205.4 million in 2021 from $197.6 million in 2020. Revenues from recent acquisitions contributed to the year-over-year growth of approximately $27.2 million, net of deferred revenue write-downs, while growth from other solutions accounted for an additional $15.6 million compared to last year. Partially offsetting this revenue growth were reductions from our legacy resuscitation products, which were $3.5 million for 2021 compared to $38.4 million for 2020, a decrease of $34.9 million.

Revenues for Provider Solutions increased $4.0 million, or 9%, to $51.3 million for 2021 from $47.2 million for 2020. Revenue growth in 2021 was primarily attributable to new subscription revenues.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased $1.7 million, or 2%, to $91.0 million for 2021 from $89.3 million for 2020. Cost of revenues as a percentage of revenues was 35% and 36% of revenues for 2021 and 2020, respectively

Cost of revenues for Workforce Solutions increased $0.7 million to $74.1 million and approximated 36% and 37% of revenues for Workforce Solutions for 2021 and 2020, respectively. The increase in amount is primarily associated with increased expenses related to recent acquisitions, the one-time contractual adjustment to cost of revenues in the amount of $3.4 million recorded during the first quarter of 2020, an increase in software expense classified as cost of revenues, and stock-based compensation related to the stock awards granted during the three months ended December 31, 2021 in connection with the contribution of stock by our chief executive officer to enable such grants. These increases in cost of revenues were partially offset by lower royalty expense associated with the decline in the legacy resuscitation revenues. Cost of revenues for Provider Solutions increased $1.0 million to $16.9 million and approximated 33% and 34% of Provider Solutions revenues for 2021 and 2020, respectively. The increase in amount is primarily associated with an increase in software expense classified as cost of revenues as well as an increase in personnel expenses.

Product Development. Product development expenses increased $9.4 million, or 29%, to $41.7 million for 2021 from $32.3 million for 2020. Product development expenses as a percentage of revenues were 16% and 13% of revenues for 2021 and 2020, respectively.

Product development expenses for Workforce Solutions increased $9.9 million to $35.4 million and approximated 17% and 13% of revenues for Workforce Solutions for 2021 and 2020, respectively. The increase is primarily due to an increase in personnel associated with the recent acquisitions, increased product development efforts across other workforce solutions, and stock-based compensation related to stock awards granted during the three months ended December 31, 2021 as noted above. Product development expenses for Provider Solutions decreased $0.5 million to $6.3 million and approximated 12% and 14% of revenues for Provider Solutions for 2021 and 2020, respectively. The decrease is primarily due to an increase in labor capitalized for internally developed software related to additional product investments across the VerityStream product suite.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $4.2 million, or 12%, to $39.5 million for 2021 from $35.3 million for 2020. Sales and marketing expenses were 15% and 14% of revenues for 2021 and 2020, respectively.

Sales and marketing expenses for Workforce Solutions increased $3.5 million to $31.5 million and approximated 15% and 14% of revenues for Workforce Solutions for 2021 and 2020, respectively. The increase is primarily due to increases in personnel associated with recent acquisitions, stock-based compensation related to stock awards granted during the three months ended December 31, 2021 as noted above, and marketing expenses, but was partially offset by lower sales commissions associated with the decline in legacy resuscitation revenues and decreases in travel and entertainment expenses as a result of the COVID-19 pandemic. Sales and marketing expenses for Provider Solutions increased $0.5 million to $6.7 million and approximated 13% of revenues for Provider Solutions for both 2021 and 2020. The increase in amount is primarily due to increases in general marketing expenses and stock-based compensation related to stock awards granted during the three months ended December 31, 2021 as noted above. The unallocated corporate portion of sales and marketing expenses increased $0.2 million to $1.3 million for 2021 compared to 2020 due to increases in investor relation expenses.

Other General and Administrative Expenses. Other general and administrative expenses decreased $2.2 million, or 5%, to $39.7 million for 2021 from $41.9 million for 2020. Other general and administrative expenses as a percentage of revenues were 15% and 17% of revenues for 2021 and 2020, respectively.

Other general and administrative expenses for Workforce Solutions decreased $4.0 million to $12.1 million and approximated 6% and 8% of revenues for Workforce Solutions for 2021 and 2020, respectively. The decrease is primarily associated with a decrease in software expense classified as general and administrative expenses, partially offset by expenses associated with recent acquisitions and stock-based compensation related to stock awards granted during the three months ended December 31, 2021 as noted above. Other general and administrative expenses for Provider Solutions increased $0.2 million to $3.6 million and approximated 7% of revenues for Provider Solutions for both 2021 and 2020. The increase in amount is primarily due to increases in personnel expenses and stock-based compensation related to stock awards granted during the three months ended December 31, 2021 as noted above, partially offset by a decrease in software expense classified as general and administrative expenses. The unallocated corporate portion of other general and administrative expenses increased $1.6 million to $24.0 for 2021 from $22.5 for 2020. The increase is primarily due to increased personnel expenses over the prior year and stock-based compensation related to stock awards granted during the three months ended December 31, 2021 as noted above, partially offset by a reduction in acquisition-related expenses.

Depreciation and Amortization. Depreciation and amortization increased $6.6 million, or 22%, to $36.8 million for 2021 from $30.2 million for 2020. The increase resulted from higher amortization of capitalized software and intangibles resulting from our recent acquisitions.

Other (Loss) Income, Net. Other (loss) income, net was a loss of $0.3 million for 2021 compared to income of $2.0 million for 2020. The decrease is driven by the $1.2 million gain associated with the change in fair value of the non-marketable equity investment in NurseGrid prior to the acquisition of NurseGrid on March 9, 2020, coupled with lower interest income due to reductions in bond yields and bank interest rates.

Income Tax Provision. The Company recorded a provision for income taxes of $1.9 million and $3.7 million for 2021 and 2020, respectively. The Company’s effective tax rate was 25% for 2021 compared to 21% for 2020. The Company's effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences. During the year ended December 31, 2021, the Company recorded discrete tax expense of $0.5 million, which included changes in state tax rates enacted during the period and lower research and development tax credits recognized than previously estimated. During the year ended December 31, 2020, the Company recorded a $1.2 million change in the fair value of non-marketable equity investments as a result of the NurseGrid acquisition, which is not a taxable transaction, resulting in a tax benefit of $0.3 million, and recognized tax benefits from higher research and development tax credits than previously estimated.

Net Income. Net income decreased $8.3 million, or 59%, to $5.8 million for 2021 compared to $14.1 million for 2020. Earnings per diluted share were $0.18 per share (diluted) for 2021, compared to $0.44 per share (diluted) for 2020.

Adjusted EBITDA increased 15% to $52.7 million for 2021 compared to $46.0 million for 2020. The increase resulted from the factors mentioned above. Adjusted EBITDA is a non-GAAP financial measure which we define as net income excluding the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses and before interest, income taxes, stock-based compensation, depreciation and amortization, changes in fair value of non-marketable equity investments, the de-recognition of non-cash expense resulting from the PTO expense reduction in the first quarter of 2021 and the de-recognition of non-cash royalty expense resulting from our resolution of a mutual disagreement related to various elements of a past partnership which resulted in a reduction to cost of sales in the first quarter of 2020. See "Reconciliation of Non-GAAP Financial Measures" below for a reconciliation of this calculation to the most comparable measure under U.S. GAAP and information regarding why this non-GAAP financial measure provides useful information to investors.

Key Business Metrics

Our management utilizes the following financial and non-financial metrics in connection with managing our business.

•	Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations and reflect deferred revenue write-downs associated with fair value accounting for acquired businesses. Revenues, net, were $256.7 million for the year ended December 31, 2021 compared to $244.8 million for the year ended December 31, 2020. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Operating Income. Operating income represents the amount of profit realized from our operations and is calculated as the difference between revenues, net and operating costs and expenses. Operating income was $8.1 million for the year ended December 31, 2021, compared to $15.8 million for the year ended December 31, 2020. Management utilizes operating income in connection with managing our business as a key indicator of profitability. We also believe that operating income is useful to investors as a key measure of our profitability.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash and non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. Management further believes that adjusted EBITDA from continuing operations is a useful measure for evaluating the operating performance of the Company because such measure excludes the gain on sale in connection with the sale of the PX business in February 2018 included in our results of operations during the year ended December 31, 2019 and thus reflects the Company’s ongoing business operations and assists in comparing the Company’s results of operations between periods. We believe that adjusted EBITDA and adjusted EBITDA from continuing operations are useful to many investors to assess the Company’s ongoing results from current operations. Adjusted EBITDA was $52.7 million for the year ended December 31, 2021, compared to $46.0 million for the year ended December 31, 2020. In addition, beginning in 2021, executive bonuses are based on the achievement of adjusted EBITDA targets.

•

hStream Subscriptions. hStream subscriptions are determined as the number of subscriptions under contract for hStream. Our management utilizes hStream subscriptions in connection with managing our business and believes this metric provides useful information to investors as a measure of our progress in growing the value of our customer base. At December 31, 2021, we had approximately 5.04 million contracted subscriptions to hStream compared to 4.22 million as of December 31, 2020.

Reconciliation of Non-GAAP Financial Measures

This report presents adjusted EBITDA and adjusted EBITDA from continuing operations, both of which are non-GAAP financial measures used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income excluding the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses and before interest, income taxes, stock-based compensation, depreciation and amortization, changes in fair value of non-marketable equity investments, the de-recognition of non-cash expense resulting from the paid time off expense reduction in the first quarter of 2021, and the resolution of a mutual disagreement related to various elements of a past partnership which resulted in a reduction to cost of sales in the first quarter of 2020 (adjusted EBITDA) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items which may not, in any such case, fully reflect the underlying operating performance of our business. Management also believes that adjusted EBITDA from continuing operations is a useful measure for evaluating the operating performance of the Company because such measure excludes the gain on sale in connection with the sale of the PX business in February 2018 included in our results of operations during the year ended December 31, 2019, and thus reflects the Company’s ongoing business operations and assists in comparing the Company’s results of operations between periods. We also believe that adjusted EBITDA and adjusted EBITDA from continuing operations are useful to many investors to assess the Company’s ongoing results from current operations. In addition, beginning in 2021, executive bonuses are based on the achievement of adjusted EBITDA targets.

As noted above, the definition of adjusted EBITDA and adjusted EBITDA from continuing operations includes an adjustment for the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses. Following the completion of any acquisition by the Company, the Company must record the acquired deferred revenue at fair value as defined in GAAP, which may result in a write-down of deferred revenue. If the Company is required to record a write-down of deferred revenue, it may result in lower recognized revenue, operating income, and net income in subsequent periods. Revenue for any such acquired business is deferred and is typically recognized over a one-to-two year period following the completion of any particular acquisition, so our GAAP revenues for this one-to-two year period will not reflect the full amount of revenues that would have been reported if the acquired deferred revenue was not written down to fair value. Management believes that including an adjustment in the definition of adjusted EBITDA and adjusted EBITDA from continuing operations for the impact of the deferred write-downs associated with fair value accounting for acquired businesses provides useful information to investors because the deferred revenue write-down recognized in periods after an acquisition may, given the nature of this non-cash accounting impact, cause our GAAP financial results during such periods to not fully reflect our underlying operating performance and thus adjusting for this amount may assist in comparing the Company’s results of operations between periods.

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

A reconciliation of adjusted EBITDA and adjusted EBITDA from continuing operations to the most directly comparable GAAP measures for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, is set forth below (in thousands).

	2021	2020	2019
GAAP income from continuing operations	$5,845	$14,091	$14,196
Deferred revenue write-down	4,040	1,274	280
Interest income	(80)	(993)	(3,272)
Interest expense	132	96	102
Income tax provision	1,921	3,732	3,733
Stock-based compensation expense	5,303	2,218	4,244
Depreciation and amortization	36,813	30,189	27,869
Non-cash paid time off expense	(1,011)	—	—
Change in fair value of non-marketable equity investments	(279)	(1,181)	—
Non-cash royalty expense	—	(3,440)	—
Adjusted EBITDA from continuing operations	$52,684	$45,986	$47,152

GAAP net income	$5,845	$14,091	$15,770
Deferred revenue write-down	4,040	1,274	280
Interest income	(80)	(993)	(3,272)
Interest expense	132	96	102
Income tax provision	1,921	3,732	4,212
Stock-based compensation expense	5,303	2,218	4,244
Depreciation and amortization	36,813	30,189	27,869
Non-cash paid time off expense	(1,011)	—	—
Change in fair value of non-marketable equity investments	(279)	(1,181)	—
Non-cash royalty expense	—	(3,440)	—
Adjusted EBITDA	$52,684	$45,986	$49,205

Liquidity and Capital Resources

Net cash provided by operating activities was $42.4 million during 2021 compared to $35.9 million during 2020, an increase of 18%. The increase resulted from higher cash collections compared to the prior year. The number of days sales outstanding (DSO) was 50 days for 2021 compared to 51 days for 2020. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was approximately $25.7 million during 2021 compared to $110.4 million during 2020. During 2021, the Company acquired two businesses, ComplyALIGN, and Rievent, for a combined $5.9 million in cash and on a net basis received $1.2 million of proceeds upon settling post-closing adjustments related to the ANSOS and ShiftWizard acquisitions which closed during 2020 for a net cash outflow of $4.7 million, invested in marketable securities of $5.2 million, made payments for capitalized software development of $21.9 million, purchased property and equipment of $3.4 million, and invested $1.8 million in non-marketable equity investments. These uses of cash were partially offset by $9.9 million in maturities of marketable securities and $1.4 million in proceeds from the sale of non-marketable equity investments. During 2020, the Company acquired four businesses, NurseGrid, ShiftWizard, ANSOS, and myClinicalExchange, for a combined $121.3 million in cash, invested in marketable securities of $61.2 million, purchased property and equipment of $2.0 million, made payments for capitalized software development of $16.8 million, and invested $1.3 million in non-marketable equity investments. These uses of cash were partially offset by $92.2 million in sales and maturities of marketable securities.

Cash used in financing activities was $6.2 million during 2021 compared to $20.5 million during 2020. The primary uses of cash in financing activities during 2021 included $5.0 million for repurchases of common stock and $1.2 million for payments of payroll taxes from stock-based compensation. During 2020, the primary use of cash in financing activities included $20.0 million for repurchases of common stock and $0.4 million for payments of payroll taxes from stock-based compensation.

Our balance sheet reflects positive working capital of $6.5 million at December 31, 2021 compared to negative working capital of $4.7 million at December 31, 2020. The increase in working capital was primarily due to an increase in cash and marketable securities and a reduction in accounts payable, accrued liabilities, and current deferred revenue. The Company’s primary source of liquidity is $51.9 million of cash and cash equivalents and marketable securities. The Company also has a $65.0 million revolving credit facility loan agreement, all of which was available at December 31, 2021. For additional information regarding our revolving credit facility, see Note 14 to the Company’s Consolidated Financial Statements included elsewhere in this report.

The Company's contractual obligations arising in the normal course of business primarily consist of operating lease obligations and purchase obligations. The amounts included as contractual obligations represent the non-cancelable portion of agreements or the minimum cancellation fee. As further discussed in Note 15 to the Company's Consolidated Financial Statements, as of December 31, 2021, we had operating lease obligations of approximately $38.0 million, of which $4.5 million is expected to be paid within 12 months. The Company's purchase obligations that represent non-cancelable contractual obligations primarily relate to information technology assets and our revolving credit facility, which facility is described further in Note 14 to the Company's Consolidated Financial Statements. As of December 31, 2021, the Company had purchase obligations of $2.6 million, with $1.7 million expected to be paid within 12 months. We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, and capital expenditures for at least the next 12 months and for the foreseeable future thereafter.

The Company’s growth strategy includes acquiring businesses that provide complementary products and services. It is anticipated that future acquisitions, if any, would be affected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. The revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to consolidated EBITDA (as defined in our credit facility) and an interest coverage ratio of consolidated EBITDA to interest expense. Therefore, the maximum borrowings against the revolving credit facility would be dependent on the covenant values at the time of borrowing. As of December 31, 2021, the Company was in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot be assured that if we need additional financing, it will be available on terms favorable to us or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2022 and early adoption is permitted. The Company will early adopt this ASU on January 1, 2022 and the adoption impact of the new standard will depend on the magnitude of future acquisitions. The standard will not impact contract assets or liabilities from business combinations occurring prior to the adoption date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any material commodity price risk.

Interest Rate Risk

As of December 31, 2021, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $51.9 million at December 31, 2021. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $6,000.

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

HEALTHSTREAM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of HealthStream, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is the matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998. Nashville, Tennessee February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of HealthStream, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited HealthStream, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HealthStream, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria. As described in Management’s Report on Internal Control over Financial Reporting, management excluded the following acquired businesses from its assessment of internal control over financial reporting as of December 31, 2021: (i) Rievent Technologies, LLC, whose assets as of December 31, 2021 represented less than 1% of the Company’s total consolidated assets as of such date, and whose net revenues during the year ended December 31, 2021 (including the period in 2021 prior to the Company’s acquisition of Rievent Technologies, LLC) represented less than 1% of the consolidated net revenues of the Company during its fiscal year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting with respect to the acquired businesses of Rievent Technologies, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HealthStream, Inc. as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee
February 28, 2022

HEALTHSTREAM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$46,905	$36,566
Marketable securities	5,041	9,928
Accounts receivable, net of allowance of $853 and $549 at December 31, 2021 and 2020, respectively	30,308	40,726
Accounts receivable - unbilled	4,612	5,374
Prepaid royalties, net of amortization	9,155	9,571
Other prepaid expenses and other current assets	10,824	12,560
Total current assets	106,845	114,725

Property and equipment, net of accumulated depreciation of $17,999 and $19,237 at December 31, 2021 and 2020, respectively	17,950	22,218
Capitalized software development, net of accumulated amortization of $86,097 and $70,516 at December 31, 2021 and 2020, respectively	32,412	26,631
Operating lease right of use assets, net	25,168	28,081
Goodwill	182,501	178,440
Customer-related intangibles, net of accumulated amortization of $45,615 and $36,723 at December 31, 2021 and 2020, respectively	68,803	76,927
Other intangible assets, net of accumulated amortization of $16,752 and $10,748 at December 31, 2021 and 2020, respectively	20,402	23,788
Deferred tax assets	601	974
Deferred commissions	24,012	19,907
Non-marketable equity investments	7,043	6,845
Other assets	1,016	1,777
Total assets	$486,753	$500,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,126	$9,333
Accrued royalties	5,037	8,809
Accrued liabilities	16,371	20,124
Deferred revenue	73,816	81,176
Total current liabilities	100,350	119,442

Deferred tax liabilities	18,146	14,523
Deferred revenue, non-current	1,583	1,603
Operating lease liability, non-current	26,178	28,479
Other long-term liabilities	1,477	2,204
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 31,327 and 31,493 shares issued and outstanding at December 31, 2021 and 2020, respectively	270,791	271,784
Retained earnings	68,122	62,277
Accumulated other comprehensive income	106	1
Total shareholders’ equity	339,019	334,062
Total liabilities and shareholders’ equity	$486,753	$500,313

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues, net	$256,712	$244,826	$254,112
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	91,033	89,332	103,890
Product development	41,659	32,305	29,109
Sales and marketing	39,457	35,297	37,945
Other general and administrative expenses	39,695	41,885	40,579
Depreciation and amortization	36,813	30,189	27,869
Total operating costs and expenses	248,657	229,008	239,392

Operating income	8,055	15,818	14,720

Other (loss) income, net	(289)	2,005	3,209

Income from continuing operations before income tax provision	7,766	17,823	17,929
Income tax provision	1,921	3,732	3,733
Income from continuing operations	5,845	14,091	14,196
Discontinued operations
Gain on sale of discontinued operations	—	—	2,053
Income tax provision	—	—	479
Income from discontinued operations	—	—	1,574
Net income	$5,845	$14,091	$15,770

Net income per share – basic:
Continuing operations	$0.19	$0.44	$0.44
Discontinued operations	—	—	0.05
Net income per share - basic	$0.19	$0.44	$0.49

Net income per share - diluted:
Continuing operations	$0.18	$0.44	$0.44
Discontinued operations	—	—	0.05
Net income per share - diluted	$0.18	$0.44	$0.49

Weighted average shares of common stock outstanding:
Basic	31,534	31,960	32,372
Diluted	31,618	31,989	32,428

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$5,845	$14,091	$15,770

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	99	6	2
Unrealized gain (loss) on marketable securities	6	(9)	25
Total other comprehensive income	105	(3)	27
Comprehensive income	$5,950	$14,088	$15,797

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at December 31, 2018	32,325	$286,597	$32,373	$(23)	$318,947
Net income	—	—	15,770	—	15,770
Comprehensive income	—	—	—	27	27
Stock donated to Company (held in treasury)	(86)	—	—	—	—
Stock-based compensation	—	4,244	—	—	4,244
Common stock issued under stock plans, net of shares withheld for employee taxes	140	(820)	—	—	(820)
Balance at December 31, 2019	32,379	290,021	48,143	4	338,168
Net income	—	—	14,091	—	14,091
Dividend forfeitures on unvested equity awards	—	—	43	—	43
Comprehensive income	—	—	—	(3)	(3)
Stock-based compensation	—	2,217	—	—	2,217
Common stock issued under stock plans, net of shares withheld for employee taxes	71	(435)	—	—	(435)
Repurchase of common stock	(957)	(20,019)	—	—	(20,019)
Balance at December 31, 2020	31,493	271,784	62,277	1	334,062
Net income	—	—	5,845	—	5,845
Comprehensive income	—	—	—	105	105
Stock donated to Company (held in treasury)	(94)	—	—	—	—
Stock-based compensation	—	5,303	—	—	5,303
Common stock issued under stock plans, net of shares withheld for employee taxes	131	(1,182)	—	—	(1,182)
Repurchase of common stock	(203)	(5,114)	—	—	(5,114)
Balance at December 31, 2021	31,327	$270,791	$68,122	$106	$339,019

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$5,845	$14,091	$15,770
Income from discontinued operations	—	—	(1,574)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,813	30,189	27,869
Stock-based compensation	5,303	2,217	4,244
Amortization of deferred commissions	9,169	8,768	8,305
Provision for credit losses	723	274	211
Deferred income taxes	1,539	4,295	2,167
Loss on disposal of fixed assets	21	—	—
Loss (gain) on equity method investments	462	51	(64)
Non-cash paid time off expense	(1,011)	—	—
Non-cash royalty expense	—	(3,440)	—
Change in fair value of non-marketable equity investments	(279)	(1,181)	—
Other	184	347	(72)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	10,344	(2,992)	11,605
Prepaid royalties	416	2,397	1,698
Other prepaid expenses and other current assets	1,772	(2,985)	4,862
Deferred commissions	(13,274)	(11,030)	(9,479)
Other assets	52	(112)	(42)
Accounts payable and accrued expenses	(4,329)	1,124	1,098
Accrued royalties	(3,772)	(4,672)	979
Deferred revenue	(7,593)	(1,467)	(1,920)
Net cash provided by operating activities	42,385	35,874	65,657

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(4,705)	(121,342)	(27,018)
Proceeds from sale of discontinued operations, net of tax	—	—	6,070
Proceeds from maturities of marketable securities	9,931	77,120	80,589
Proceeds from sales of marketable securities	—	15,051	—
Purchases of marketable securities	(5,223)	(61,179)	(87,328)
Proceeds from sale of property and equipment	—	—	15
Proceeds from sale of non-marketable equity investments	1,370	—	—
Payments to acquire non-marketable equity investments	(1,750)	(1,257)	(3,342)
Payments associated with capitalized software development	(21,929)	(16,815)	(14,513)
Purchases of property and equipment	(3,417)	(1,988)	(21,997)
Net cash used in investing activities	(25,723)	(110,410)	(67,524)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	—	214
Taxes paid related to net settlement of equity awards	(1,182)	(435)	(1,034)
Payment of earn-out related to prior acquisitions	—	—	(38)
Repurchases of common stock	(5,008)	(20,019)	—
Payment of cash dividends	(19)	(40)	(58)
Net cash used in financing activities	(6,209)	(20,494)	(916)

Effect of exchange rate changes on cash and cash equivalents	(114)	58	—
Net increase (decrease) in cash and cash equivalents	10,339	(94,972)	(2,783)
Cash and cash equivalents at beginning of period	36,566	131,538	134,321
Cash and cash equivalents at end of period	$46,905	$36,566	$131,538

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$132	$96	$101
Income taxes (refunded) paid	$(92)	$877	$630
Non-cash additions to property and equipment	$—	$—	$31
Non-cash additions to non-marketable equity investments	$—	$1,300	$—

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

HealthStream, Inc. (the Company) was incorporated in 1990 as a Tennessee corporation and is headquartered in Nashville, Tennessee. The Company reports financial results based on two reportable segments: Workforce Solutions and Provider Solutions. Workforce Solutions products help meet the ongoing training, certification, assessment, development, and scheduling needs of the healthcare workforce; they are primarily delivered via a software-as-a-service (SaaS) model and are sold on a subscription basis. Provider Solutions products offer healthcare organizations software applications for administering and tracking provider credentialing, privileging, and enrollment activities.

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

Recognition of Revenue

In accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customer, the Company's revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services.

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

Professional services revenues primarily consist of fees for implementation and onboarding services, consulting, and training. The majority of our professional services contracts are billed in advance based on a fixed price basis, and revenue is recognized over time as the services are performed. For both subscription services and professional services, the time between billing the customer and when performance obligations are satisfied is generally not significant.

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

We receive payments from customers based on billing schedules established in our contracts. Accounts receivable - unbilled represent contract assets related to our conditional right to consideration for subscription and professional services contracts where performance has occurred under the contract. Accounts receivable are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for credit losses, when the right to consideration becomes unconditional.

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

Deferred Commissions

Deferred commissions represent incremental costs to acquire contracts with customers, such as the initial sales commission payment and associated payroll taxes, which are capitalized and amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. Capitalized contract costs are included under the caption deferred commissions in the accompanying Consolidated Balance Sheets. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of three years.

Prepaid Royalties

Prepaid royalties represent advance payments to business partners under revenue sharing arrangements for which the Company sells and delivers such partner products to its customers. Royalties are typically paid in advance at the commencement of the subscription period or periodically throughout the subscription period, such as in quarterly, bi-annual, or annual installments. Royalty payments are amortized over the term of the underlying subscription contracts, which generally range from one to five years, in order to match the direct royalty costs to the same period the subscription revenue is recognized. Amortization of prepaid royalties is included under the caption cost of revenues (excluding depreciation and amortization) in the accompanying Consolidated Statements of Income.

Allowance for Credit Losses

The Company estimates its allowance for credit losses based on its historical collection experience, a review in each period of the status of the then-outstanding accounts receivable, and external market factors. Uncollectible receivables are written-off in the period management believes it has exhausted its ability to collect payment from the customer. Expected credit losses are recorded under the caption "Other general and administrative expenses" in the accompanying Consolidated Statements of Income.

Changes in the allowance for credit losses and the amounts charged to bad debt expense for the years ended December 31 were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Allowance Balance at End of Period
2021	$549	$723	$(419)	$853
2020	843	274	(568)	549
2019	1,161	211	(529)	843

Capitalized Software Development

Capitalized software development is stated on the basis of cost and is presented net of accumulated amortization. The Company capitalizes costs incurred during the software development phase for projects when such costs are material. These assets are generally amortized using the straight-line method over three years. The Company capitalized $21.4 million and $17.9 million during 2021 and 2020, respectively. Amortization of capitalized software development was $15.6 million, $12.7 million, and $11.0 million during 2021, 2020, and 2019, respectively. Maintenance and operating costs are expensed as incurred. As of December 31, 2021 and 2020, there were no capitalized software development costs for external computer software developed for resale.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination may require significant judgments to be made by the Company. At December 31, 2021 and 2020, our assets measured at fair value on a recurring basis consisted of marketable securities, which are classified as available for sale (see Note 4 – Marketable Securities).

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation is provided on the straight-line method over the following estimated useful lives, except for leasehold improvements, which are amortized over the shorter of the estimated useful life or their respective lease term.

Years
Furniture and fixtures	5 - 7
Equipment	3

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired, including intangible assets. The Company estimates fair values of intangible assets using the income and cost methods, which are based on management’s estimates and assumptions. The carrying amount of our goodwill is evaluated for impairment at least annually during the fourth quarter and whenever events or changes in facts or circumstances indicate that impairment may exist. In accordance with ASC 350, Intangibles – Goodwill and Other, companies may opt to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A qualitative assessment includes factors such as financial performance, industry and market metrics, and other factors affecting the reporting unit. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we must then compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting units using both income and market-based models. These models require the use of various assumptions relating to cash flow projections, growth rates, discount rates, and terminal value calculations. There were no goodwill impairments identified or recorded for the years ended December 31, 2021, 2020, or 2019.

As of December 31, 2021, intangible assets include customer relationships, internally developed technology, non-competition agreements, and trade names. Intangible assets that are considered to have definite useful lives are being amortized on a straight-line basis over periods ranging between one and eighteen years. The weighted average amortization period for definite lived intangible assets as of December 31, 2021 was 11.3 years. Intangible assets considered to have indefinite useful lives are evaluated for impairment at least annually during the fourth quarter, and all intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable. There were no intangible asset impairments identified or recorded for the years ended December 31, 2021, 2020, or 2019.

Long-Lived Assets

Long-lived assets to be held for use are reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate that an impairment of long-lived assets held for use is present. The Company measures any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates whether the carrying value of long-lived assets, including intangible assets, property and equipment, capitalized software development, deferred commissions, and other assets will be recoverable. There were no long-lived asset impairments identified or recorded for the years ended December 31, 2021, 2020, or 2019.

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

Financial Instruments

The Company has various financial instruments, including cash and cash equivalents, accounts receivable, accounts receivable-unbilled, accounts payable, and accrued liabilities. The carrying amounts of these financial instruments approximate fair value because of the short-term maturity or short-term nature of such instruments. The Company also has marketable securities, which are recorded at approximate fair value based on quoted market prices or alternative pricing sources (see Note 4 – Marketable Securities) and non-marketable equity investments, which are recorded under the equity method or under the measurement alternative (see Note 17 - Non-Marketable Equity Investments).

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2021, 2020, and 2019 was $1.9 million, $1.1 million, and $0.8 million, respectively, and is included under the caption sales and marketing expense in the accompanying Consolidated Statements of Income.

Shipping and Handling Costs

Shipping and handling costs that are associated with our products and services are included under the caption cost of revenues (excluding depreciation and amortization) in the accompanying Consolidated Statements of Income.

Income Taxes

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of December 31, 2021, the Company had established a valuation allowance of $2.0 million for the portion of its net deferred tax assets that are not more likely than not expected to be realized. The Company accounts for income tax uncertainties using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit to be recognized in the financial statements.

Earnings per Share

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. Common equivalent shares that have an anti-dilutive effect on diluted net income per share were excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2021, 2020, and 2019.

Concentrations of Credit Risk and Significant Customers

The Company’s credit risks relate primarily to cash and cash equivalents, marketable securities, and accounts receivable. The Company places its temporary excess cash in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits. Marketable securities consist primarily of investment grade corporate debt securities.

The Company sells its products and services to various companies in the healthcare industry that are primarily located in the United States. Customer credit worthiness evaluations are performed on an as-needed basis, and the Company generally requires no collateral from customers. An allowance for doubtful accounts is maintained for potentially uncollectible accounts receivable. The Company did not have any single customer representing over 10% of net revenues or accounts receivable during 2021, 2020, or 2019.

Stock-Based Compensation

As of December 31, 2021, the Company maintained one stock-based compensation plan under which awards are outstanding, as described in Note 11. The Company accounts for stock-based compensation using the fair-value based method for costs related to share-based payments, including stock options and restricted share units. The Company uses the Black Scholes option pricing model for calculating the fair value of option awards issued under its stock-based compensation plan. The Company measures compensation cost of restricted share units based on the closing fair market value of the Company’s stock on the date of grant. Stock-based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period. The Company recognizes tax benefits or deficiencies from stock-based compensation if an excess tax benefit or deficiency is realized. Excess tax benefits and deficiencies are reflected in the Consolidated Statements of Income as a component of the provision for income taxes when realized.

Leases

The Company has several non-cancelable agreements to lease office space. For leases with a lease term greater than 12 months, the Company recognizes a right-of-use (ROU) asset and a lease liability on the balance sheet at the lease commencement date. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of the future lease payments over the expected lease term.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2022 and early adoption is permitted. The Company will early adopt this ASU on  January 1, 2022 and the adoption impact of the new standard will depend on the magnitude of future acquisitions. The standard will not impact contract assets or liabilities from business combinations occurring prior to the adoption date.

2. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of December 31, 2021 and 2020 was 31.3 million and 31.5 million, respectively.

Preferred Stock

The Company is authorized to issue up to 10 million shares of preferred stock in one or more series, having the relative voting powers, designations, preferences, rights and qualifications, limitations or restrictions, and other terms as the Board of Directors may fix in providing for the issuance of such series, without any vote or action of the shareholders.

Share Repurchase Plan

On March 13, 2020, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $30.0 million of outstanding shares of common stock. The share repurchase program terminated on  March 12, 2021. During the year ended December 31, 2020, the Company repurchased 957,367 shares pursuant to this share repurchase program at an aggregate fair value of $20.0 million, based on an average price per share of $20.89 (excluding the cost of broker commissions). No repurchases occurred under this share repurchase program during the year ended December 31, 2021.

On November 30, 2021, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $20.0 million of outstanding shares of common stock. The share repurchase program will terminate on the earlier of November 29, 2022 or when the maximum dollar amount has been expended. During the year ended December 31, 2021, the Company repurchased 203,284 shares pursuant to this share repurchase program at an aggregate fair value of $5.1 million, based on an average price per share of $25.14 (excluding the cost of broker commissions).

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ended December 31, 2021 (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Income from continuing operations	$5,845	$14,091	$14,196
Income from discontinued operations	—	—	1,574
Net income	$5,845	$14,091	$15,770
Denominator:
Weighted-average shares outstanding	31,534	31,960	32,372
Effect of dilutive shares	84	29	56
Weighted-average diluted shares	31,618	31,989	32,428

Net income per share – basic:
Continuing operations	$0.19	$0.44	$0.44
Discontinued operations	—	-	0.05
Net income per share - basic	$0.19	$0.44	$0.49

Net income per share – diluted:
Continuing operations	$0.18	$0.44	$0.44
Discontinued operations	—	—	0.05
Net income per share - diluted	$0.18	$0.44	$0.49

Potentially dilutive shares representing 78,000, 122,000, and 93,000 shares of common stock for the years ended December 31, 2021, 2020, and 2019, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

4. MARKETABLE SECURITIES

At December 31, 2021 and 2020, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$46,905	$—	$—	$46,905	$46,905	$—
Level 2:
Corporate debt securities	5,043	—	(2)	5,041	—	5,041
Total	$51,948	$—	$(2)	$51,946	$46,905	$5,041

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$31,558	$—	$—	$31,558	$31,558	$—
Level 2:
Time deposits	10,021	—	—	10,021	5,008	5,013
Corporate debt securities	4,923	—	(8)	4,915	—	4,915
Total	$46,502	$—	$(8)	$46,494	$36,566	$9,928

The carrying amounts of the marketable securities reported in the Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of December 31, 2021, the Company does not consider any of its marketable securities to be other than temporarily impaired. During the years ended December 31, 2021 and 2020, the Company did not reclassify any items out of accumulated other comprehensive income to net income. All investments in marketable securities are classified as a current asset on the Consolidated Balance Sheet because the underlying securities mature within one year from the balance sheet date.

5. REVENUE RECOGNITION AND SALES COMMISSIONS

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services.

The following table represents revenues included in continuing operations disaggregated by revenue source for the years ended December 31, 2021, 2020, and 2019 (in thousands). Sales taxes are excluded from revenues.

	Year Ended December 31, 2021
Business Segments	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$199,676	$43,941	$243,617
Professional services	5,767	7,328	13,095
Total revenues, net	$205,443	$51,269	$256,712

	Year Ended December 31, 2020
Business Segments	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$193,673	$40,237	$233,910
Professional services	3,914	7,002	10,916
Total revenues, net	$197,587	$47,239	$244,826

	Year Ended December 31, 2019
Business Segments	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$202,479	$38,022	$240,501
Professional services	6,120	7,491	13,611
Total revenues, net	$208,599	$45,513	$254,112

For the years ended December 31, 2021 and 2020, we recognized $0.7 million and $0.3 million, respectively, in impairment losses on receivables and contract assets arising from the Company’s contracts with customers.

During the years ended December 31, 2021, 2020, and 2019, we recognized revenues of $62.3 million, $64.5 million, and $64.7 million from amounts included in deferred revenue at the beginning of the respective period. As of December 31, 2021, $451 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. We expect to recognize revenue on approximately 47% of these remaining performance obligations over the 12 months ending December 31, 2022, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by our sales employees are considered incremental and recoverable costs of obtaining a contract with a customer. Under ASC 606, costs to acquire contracts with customers, such as the initial sales commission payment and associated payroll taxes, are capitalized in the period a customer contract is entered into and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, whereas subsequent sales commission payments which require a substantive performance condition of the employee are expensed ratably through the payment date. Capitalized contract costs are included in deferred commissions in the accompanying Condensed Consolidated Balance Sheets. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of approximately three years. The Company recorded amortization of deferred commissions of $9.2 million, $8.8 million, and $8.3 million for the years ended December 31, 2021, 2020 and 2019, which is included in sales and marketing expenses in the accompanying Consolidated Statements of Income.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Equipment	$15,987	$21,401
Leasehold improvements	14,937	14,980
Furniture and fixtures	5,025	5,074
Gross property and equipment	35,949	41,455
Accumulated depreciation and amortization	(17,999)	(19,237)
Property and equipment, net	$17,950	$22,218

Depreciation of property and equipment totaled $6.3 million, $6.9 million, and $7.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Workforce Solutions	Provider Solutions	Total
Balance at January 1, 2021	$104,016	$74,424	$178,440
Acquisition of ComplyALIGN	945	—	945
Acquisition of Rievent	1,707	—	1,707
Post-closing adjustment for ANSOS	1,183	—	1,183
Effect of exchange rate changes	226	—	226
Balance at December 31, 2021	$108,077	$74,424	$182,501

	Workforce Solutions	Provider Solutions	Total
Balance at January 1, 2020	$27,776	$74,420	$102,196
Acquisition of NurseGrid	21,085	—	21,085
Acquisition of ShiftWizard	19,307	—	19,307
Acquisition of ANSOS	35,258	—	35,258
Acquisition of myClinicalExchange	590	—	590
Post-closing adjustment for CredentialMyDoc	—	4	4
Balance at December 31, 2020	$104,016	$74,424	$178,440

Intangible assets other than goodwill that are considered to have finite useful lives include customer-related intangibles consisting of customer relationships, which are amortized over their estimated useful lives ranging from five to eighteen years, and other intangible assets consisting of developed technology, non-competition agreements, and trade names, which are amortized over their estimated useful lives ranging from one to ten years. The Company also recorded an indefinite lived intangible for a trade name valued at $0.7 million. Amortization of intangible assets was $14.9 million, $10.5 million, and $9.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Identifiable intangible assets are comprised of the following (in thousands):

	As of December 31, 2021			As of December 31, 2020
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer related	$114,418	$(45,615)	$68,803	$113,650	$(36,723)	$76,927
Other	37,154	(16,752)	20,402	34,536	(10,748)	23,788
Total	$151,572	$(62,367)	$89,205	$148,186	$(47,471)	$100,715

The expected future annual amortization expense for the years ending December 31, is as follows (in thousands):

2022	$14,181
2023	13,519
2024	12,021
2025	11,300
2026	8,215
Thereafter	29,269
Total	$88,505

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

Pro forma results of operations have not been presented as the impact of the acquisition is not material to the Company's financial results.

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

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair Value	Useful life (in years)
Customer relationships	$7,800	18
Developed technology	4,050	5
Non-compete	580	1 - 5
Trade name	230	5
Total intangible assets subject to amortization	$12,660

The following unaudited pro forma financial information summarizes the results of operations of the Company and ShiftWizard as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Total revenues	$257,291	$248,306	$257,042
Income from continuing operations	$6,352	$13,056	$11,604
Net income	$6,352	$13,056	$13,178
Net income per share - basic	$0.20	$0.41	$0.41
Net income per share - diluted	$0.20	$0.41	$0.41

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

ANSOS Staff Scheduling application

On December 2, 2020, the Company acquired all of the equity interests of Change Healthcare’s staff scheduling business, consisting of the ANSOS Staff Scheduling application and related products (ANSOS). The consideration paid for ANSOS was $66.4 million in cash, after giving effect to the post-closing working capital adjustment. Acquisition-related transaction costs were $1.2 million. The financial results of ANSOS have been included in the Workforce Solutions segment from December 2, 2020.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$1,599
Accounts and unbilled receivable, net	11,017
Prepaid assets	233
Operating lease right-of-use assets	888
Property and equipment	66
Deferred tax assets	1,191
Goodwill	36,440
Intangible assets	32,440
Accounts payable and accrued liabilities	(1,776)
Deferred revenue	(13,873)
Operating lease liabilities	(888)
Deferred tax liability	(889)
Net assets acquired	$66,448

The excess of purchase price over the fair values of net tangible and intangible assets is recorded as goodwill. The fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. During the year ended December 31, 2021, the Company made adjustments to accounts receivable, deferred revenue, indemnification asset, uncertain tax position liability, accounts payable and accrued liabilities, and deferred tax assets based on updated information obtained since our preliminary estimates were made. As a result of these items, coupled with the impact of the post-closing working capital adjustment, the Company recorded a measurement period adjustment which increased goodwill by $1.2 million. The measurement period adjustment had no effect on current or prior period earnings. The primary intangible assets acquired were customer relationships and developed technology. The fair value estimate for customer relationships intangible asset included significant assumptions regarding prospective financial information with respect to the acquisition, including with respect to revenue growth, customer attrition, EBITDA margin, and the discount rate. The fair value estimate for developed technology intangible asset included significant assumptions, including the estimate of employee hours that would be needed to recreate the technology. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering ANSOS products, and expected synergies from integrating ANSOS with other products or other combined functional areas within the Company.

The goodwill balance is deductible for U.S. income tax purposes. The net tangible assets include deferred revenue, which was adjusted down from a book value at the acquisition date of $17.2 million to an estimated fair value of $13.9 million. The $3.3 million write-down of deferred revenue will result in lower revenues than would have otherwise been recognized for such services.

The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair Value	Useful life (in years)
Customer relationships	$21,100	11 - 14
Developed technology	9,800	5
Trade name	1,540	10
Total intangible assets subject to amortization	$32,440

The following unaudited pro forma financial information summarizes the results of operations of the Company and ANSOS as though the companies were combined as of January 1, 2019 (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Total revenues	$259,451	$270,246	$278,491
Income from continuing operations	$8,072	$18,861	$16,534
Net income	$8,072	$18,861	$18,108
Net income per share - basic	$0.26	$0.59	$0.56
Net income per share - diluted	$0.26	$0.59	$0.56

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

On January 19, 2021, the Company acquired the issued and outstanding equity of ProcessDATA, Ltd. (d/b/a ComplyALIGN and HospitalPORTAL) ("ComplyALIGN"), a Chicago, Illinois-based healthcare technology company offering SaaS-based policy management system for healthcare organizations, for $2.0 million in cash. Acquisition-related transaction costs were $0.1 million. The acquisition is  not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on management’s estimates of fair value. The results of operations for ComplyALIGN are included in the Company’s Consolidated Financial Statements from the date of acquisition and are included in the Workforce Solutions segment.

On December  1, 2021, the Company acquired substantially all of the assets of Rievent Technologies, LLC ("Rievent"), a Virginia Beach, Virginia-based healthcare technology company offering a SaaS-based continuing education (CME/CE) management and delivery application, branded Rievent, which supports publishers, professional associations, healthcare insurance companies, and healthcare providers, for $4.0 million in cash. Of the purchase price paid at closing, $0.4 million is being held in escrow for a period of time following the closing to serve as a source of recovery for certain potential indemnification claims by the Company. Acquisition-related transaction costs were $0.1 million. The acquisition is  not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on management’s estimates of fair value. The results of operations for Rievent are included in the Company’s Consolidated Financial Statements from the date of acquisition and are included in the Workforce Solutions segment.

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, gains and losses from equity investments, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, information systems, investor relations, administrative and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the years ended December 31, 2021, 2020, and 2019 (in thousands).

Revenues, net:	2021	2020	2019
Workforce Solutions	$205,443	$197,587	$208,599
Provider Solutions	51,269	47,239	45,513
Total revenues, net	$256,712	$244,826	$254,112

Operating income:	2021	2020	2019
Workforce Solutions	$31,736	$41,622	$40,296
Provider Solutions	7,915	4,678	5,384
Unallocated	(31,596)	(30,482)	(30,960)
Total operating income	$8,055	$15,818	$14,720

	Assets*		Purchases of long-lived assets			Depreciation and amortization
	2021	2020	2021	2020	2019	2021	2020	2019
Workforce Solutions	$258,864	$270,924	$17,831	$17,586	$14,972	$20,616	$12,930	$10,813
Provider Solutions	137,008	140,490	4,719	2,849	2,959	9,861	10,311	9,757
Unallocated	90,881	88,899	892	573	13,602	6,336	6,948	7,299
Total	$486,753	$500,313	$23,442	$21,008	$31,533	$36,813	$30,189	$27,869

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

10. INCOME TAXES

Components of earnings before income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$8,006	$17,719	$17,929
Foreign	(240)	104	—
Earnings before income taxes	$7,766	$17,823	$17,929

The provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current federal	$5	$(1,022)	$233
Current state	406	387	634
Current foreign	(29)	71	—
Deferred federal	926	3,830	2,717
Deferred state	699	467	149
Deferred foreign	(86)	(1)	—
Provision for income taxes	$1,921	$3,732	$3,733

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying Consolidated Statements of Income is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal tax provision at the statutory rate	$1,631	$3,743	$3,765
State income tax provision, net of federal benefit	1,297	787	895
Tax credits	(717)	(745)	(614)
Change in valuation allowance	(272)	4	(247)
Impact of foreign operations	(18)	7	—
Stock compensation	(1)	27	(117)
Other	1	(91)	51
Provision for income taxes	$1,921	$3,732	$3,733

Management periodically assesses the realizability of its deferred tax assets, and to the extent that a recovery is not likely, a valuation allowance is established to reduce the deferred tax asset to the amount estimated to be recoverable. At December 31, 2021, the Company has a valuation allowance of $2.0 million recorded against deferred tax assets for state net operating losses and certain foreign deferred tax assets.

As of December 31, 2021, the Company had federal, state, and foreign net operating loss carryforwards of $19.1 million, $26.3 million, and $8.8 million, respectively. Certain losses have an indefinite carryforward period, while other loss carryforwards will expire in years 2031 through 2041. A portion of the net operating loss carryforwards are subject to annual limitations under Internal Revenue Code Section 382. The annual limitations could result in the expiration of net operating loss and tax credit carryforwards before they are fully utilized. The Company is subject to income taxation at the federal, foreign, and various state levels. We are under examination by the Internal Revenue Service for the 2018 tax year. The Company is no longer subject to U.S. federal tax examinations for tax years before 2018, and with few exceptions, the Company is not subject to examination by foreign or state tax authorities for tax years which ended before 2018. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2018 are also subject to examination and adjustment.

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits are as follows (in thousands):

	December 31,
	2021	2020
Balance at beginning of year	$962	$317
Additions for tax positions of prior years	—	645
Reductions for tax positions of prior years	(662)	—
Balance at end of year	$300	$962

The Company recognized $7,000 and $20,000 for interest and penalties related to unrecognized tax benefits within the provision for income taxes during the years ended December 31, 2021 and 2020. Unrecognized tax benefits included tax positions of $300,000 and $317,000 for the years ended  December 31, 2021 and 2020, respectively, that if recognized would impact the Company’s effective tax rate.

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Allowance for credit losses	$222	$143
Accrued liabilities	1,827	1,927
Lease liability	7,548	8,356
Tax credits	518	119
Stock-based compensation	901	691
Deferred revenue	570	3,244
Basis difference on investments	300	395
Net operating loss carryforwards	7,210	3,692
Total deferred tax assets	19,096	18,567
Less: Valuation allowance	(2,011)	(550)
Deferred tax assets, net of valuation allowance	17,085	18,017
Deferred tax liabilities:
Deductible goodwill	4,906	2,614
Nondeductible intangible assets	3,422	3,752
Right of use assets	6,523	7,378
Prepaid assets	8,269	6,986
Capitalized software development	8,484	6,989
Depreciation	3,026	3,846
Total deferred tax liabilities	34,630	31,565

Net deferred tax liabilities	$17,545	$13,548

The Company realized $1,000 of excess tax expense related to stock-based awards during the year ended December 31, 2021, which was reflected in the statement of income as a component of the provision for income taxes.

11. STOCK-BASED COMPENSATION

Stock Incentive Plan

The Company has outstanding stock-based awards under its 2016 Omnibus Incentive Plan (2016 Plan). The 2016 Plan authorizes the grant of options, restricted share units (RSUs), or other forms of stock-based compensation to employees, officers, directors, and others, and such grants must be approved by the Compensation Committee of the Board of Directors. The 2016 Plan allows the Compensation Committee of the Board of Directors to determine the vesting period and parameters of each grant. The vesting period of the options and RSUs granted has historically included annual vesting over a period of up to four years, generally beginning one year after the grant date. As of December 31, 2021, 259,000 shares of common stock were available to be granted under the 2016 Plan.

Stock Option Activity

A summary of activity and various other information relative to stock options for the year ended December 31, 2021 is presented in the tables below (in thousands, except exercise price).

		Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at beginning of period	90	$20.34
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at end of period	90	$20.34	$542
Exercisable at end of period	14	$20.34	$81

Other information relative to option activity during the three years ended December 31, 2021 is as follows (in thousands):

	2021	2020	2019
Total intrinsic value of stock options exercised	$—	$—	$277
Cash proceeds from exercise of stock options	$—	$—	$214

The aggregate intrinsic value for stock options in the table above represents the total difference between the Company’s closing stock price on December 31, 2021 (the last trading day of the year) of $26.36 per share and the option exercise price, multiplied by the number of in-the money options as of December 31, 2021. The weighted average remaining contractual term of options outstanding at December 31, 2021 was 9 years.

Restricted Share Unit Activity

A summary of activity relative to RSUs for the year ended December 31, 2021 is as follows (in thousands, except weighted average grant date fair value):

		Weighted-
	Number of	Average Grant Date	Aggregate
	RSU’s	Fair Value	Intrinsic Value
Outstanding at beginning of period	299	$24.95
Granted	173	24.09
Vested	(92)	24.82
Forfeited	(15)	24.57
Outstanding at end of period	365	$24.59	$9,626

The aggregate fair value of RSUs that vested during the year ended December 31, 2021 and 2020, as of the respective vesting dates, was $2.3 million and $2.2 million, respectively. A portion of RSUs that vested in 2021 and 2020 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld for RSUs during 2021 and 2020 were 20,000 and 19,000, respectively, and were based on the value of the RSUs on their respective settlement dates as determined by the Company’s closing stock price. Total payments related to RSUs for the employees’ tax obligations to taxing authorities were $0.5 million in 2021, $0.4 million in 2020, and $0.4 million in 2019, and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

Stock-Based Compensation

Total stock-based compensation expense, which is recorded in our Consolidated Statements of Income, recorded for the years ended December 31, is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenues (excluding depreciation and amortization)	$944	$41	$699
Product development	1,164	363	956
Sales and marketing	759	199	614
Other general and administrative	2,436	1,614	1,975
Total stock-based compensation expense	$5,303	$2,217	$4,244

The Company amortizes the fair value of all stock-based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally is the vesting period. As of December 31, 2021, total unrecognized compensation expense related to non-vested stock options and RSUs was $5.6 million, net of estimated forfeitures, with a weighted average expense recognition period remaining of 2.7 years. The Company realized $1,000 of excess tax expense related to stock-based awards during the year ended December 31, 2021, which was reflected in the Consolidated Statement of Income as a component of the provision for income taxes.

Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on the fair value calculated using the Black-Scholes method.

Stock Awards

During December 2021, the Company’s Chief Executive Officer, Robert A. Frist, Jr., contributed 86,494 of his personally owned shares of HealthStream, Inc. common stock (valued at $2.25 million) to the Company, without any consideration paid to him, for the benefit of the Company’s employees. In connection therewith, effective December 29, 2021 the Company approved the award of 86,494 fully vested shares of common stock to over 1,000 employees of the Company under the HealthStream, Inc. 2016 Omnibus Incentive Plan. These shares were issued in December 2021. As required by ASC Topic 718, Compensation – Stock Compensation, ("ASC 718") the Company recognized $2.25 million of stock-based compensation expense for these stock awards during the three months ended December 31, 2021 based on the closing fair market value of the Company’s stock on the date of the Company’s approval of these grants. Total payments related to the employees’ tax obligations to taxing authorities for these stock awards were $0.7 million and are reflected as a financing activity within the Consolidated Statement of Cash Flows for 2021. In addition, the employer taxes and expenses associated with these grants were $0.2 million and were recorded as an expense during December 2021. Mr. Frist contributed an additional 7,113 of his personally owned shares to cover these costs. The receipt of shares from Mr. Frist and in connection with the withholding of shares as set forth above are presented on the Company’s Statement of Shareholders’ Equity in a similar manner as a share repurchase (i.e., reduction of outstanding shares).

During June 2019, Mr. Frist contributed 78,520 of his personally owned shares of HealthStream, Inc. common stock (valued at $2.0 million) to the Company, without any consideration paid to him, for the benefit of the Company’s employees. In connection therewith, effective June 26, 2019 the Company approved the award of 78,520 fully vested shares of common stock to approximately 820 employees of the Company under the HealthStream, Inc. 2016 Omnibus Incentive Plan. These shares were issued in July 2019. As required by ASC Topic 718, the Company recognized $2.0 million of stock-based compensation expense for these stock awards during the three months ended June 30, 2019 based on the closing fair market value of the Company’s stock on the date of the Company’s approval of these grants. Total payments related to the employees’ tax obligations to taxing authorities for these stock awards were $0.6 million and are reflected as a financing activity within the Consolidated Statement of Cash Flows for 2019. In addition, the employer taxes and expenses associated with these grants were $0.2 million and were recorded as an expense during June 2019. Mr. Frist contributed an additional 7,852 of his personally owned shares to cover these costs. The receipt of shares from Mr. Frist and in connection with the withholding of shares as set forth above are presented on the Company’s Statement of Shareholders’ Equity in a similar manner as a share repurchase (i.e., reduction of outstanding shares).

12. EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, subject to IRS limitations. The Company elected to provide eligible employees with matching contributions totaling $2.0 million, $1.2 million, and $1.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

13. DISCONTINUED OPERATIONS

On February 12, 2018, the Company divested its PX business to Press Ganey for $65.2 million in cash (after giving effect to the post-closing working capital adjustment), resulting in a gain, net of tax, of $20.5 million, of which $19.0 million was recorded during the year ended December 31, 2018 and $1.5 million was recorded during the year ended December 31, 2019. This sale of the PX business resulted in the divestiture of the Company’s patient experience solutions business segment. The Company has classified the results of its PX business segment as discontinued operations in its Consolidated Statements of Income for all periods presented.

14. DEBT

At December 31, 2021 and 2020, the Company had no debt outstanding.

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

As of December 31, 2021, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of December 31, 2021 and there were no borrowings under the Revolving Credit Facility during the year ended December 31, 2021.

15. LEASES

The Company’s operating lease expense as presented in other general and administrative expense in the Consolidated Statements of Income was $5.5 million, $4.8 million, and $4.9 million for the twelve months ended December 31, 2021, 2020, and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $5.3 million and $4.9 million for the year ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, the weighted-average remaining lease term was 8.9 years, and the weighted-average incremental borrowing rate was 6%. As of  December 31, 2021, the Company did not have any leases that have not yet commenced.

The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of December 31, 2021 and 2020 (in thousands).

		Year Ended December 31,
		2021	2020
Assets	Classification
Operating lease right-of-use assets	Operating lease right of use assets, net	$25,168	$28,081
Total leased assets		$25,168	$28,081
Liabilities
Operating lease liabilities, current	Accounts payable and accrued expenses	$2,928	$3,390
Operating lease liabilities, noncurrent	Operating lease liability, noncurrent	26,178	28,479
Total operating lease liabilities		$29,106	$31,869

The table below presents the maturities of lease liabilities under non-cancellable leases as of December 31, 2021 (in thousands).

2022	$4,495
2023	4,422
2024	4,457
2025	4,022
2026	3,650
Thereafter	17,000
Total undiscounted lease payments	$38,046
Less imputed interest	8,940
Total lease liabilities	$29,106

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

17. NON-MARKETABLE EQUITY INVESTMENTS

The aggregate carrying amount of non-marketable equity investments accounted for using the measurement alternative for equity investments that do not have readily determinable fair values was $2.8 million and $3.9 million for the years ended December 31, 2021 and 2020, respectively, which carrying value we evaluate for impairment at each reporting period. During the year ended December 31, 2021, the Company recorded a $0.3 million upward adjustment to the carrying value of a non-marketable equity investment due to a change in fair value based on the consideration received upon the sale of the investment. During the year ended December 31, 2020, the Company recorded a $1.2 million upward adjustment to the carrying value of our non-marketable equity investment in NurseGrid due to a change in fair value based on the consideration paid upon the Company’s acquisition of NurseGrid on March 9, 2020 (see Note 8). Cumulatively, the Company has recorded $0.2 million in upward adjustments to the carrying value of non-marketable equity investments. Such is the combination of cumulative upward adjustments of $1.5 million offset by cumulative downward adjustments of $1.3 million. Cumulatively, the Company has recorded $1.3 million in reductions to the carrying value of non-marketable equity investments due to downward changes in fair value based on observable prices from orderly transactions for similar investments made in the investee. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2021. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As discussed above, we completed the acquisition of Rievent on December 1, 2021. We are continuing the process of analyzing the systems of internal control over financial reporting of the acquired Rievent business and integrating it within our broader framework of controls. In accordance with the SEC’s rules which allow us to exclude acquired businesses from our internal controls assessment in respect of periods ending on or prior to the first anniversary of the completion of any such acquisition, and taking into account the proximity of the closing date of this acquisition to our internal controls assessment date of December 31, 2021, we have excluded the acquired Rievent business from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The assets of Rievent as of December 31, 2021 represented less than 1% of our total consolidated assets as of such date, and the net revenues of Rievent during the year ended December 31, 2021 (including the period in 2021 prior to our acquisition of Rievent) represented less than 1% of our consolidated net revenues during our fiscal year ended December 31, 2021. We plan to complete the integration of the acquired Rievent business within our broader framework of internal controls during 2022 and include this business within management’s assessment of our internal control over financial reporting in our next annual report on Form 10-K.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to directors of the Company and corporate governance is incorporated by reference from the information to be contained in our proxy statement for the 2022 Annual Meeting of Shareholders (2022 Proxy Statement) that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption Information about our Executive Officers.

Item 11. Executive Compensation

Incorporated by reference from the information to be contained in the Company’s 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information to be contained in the Company’s 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information to be contained in the Company’s 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information to be contained in the Company’s 2022 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits

Number	Description
2.1 (1)	Membership Interest Purchase Agreement, by and between HealthStream, Inc. and Press Ganey Associates, Inc., dated February 12, 2018.
2.2 (2)	Equity Purchase Agreement, dated November 25, 2020, by and among HSTM Max Holdings, Inc., Change Healthcare Holdings, LLC, Change Healthcare Technologies, LLC and Change Healthcare Ireland Limited.
3.1*	Fourth Amended and Restated Charter of HealthStream, Inc.
3.2 (3) *	Second Amended and Restated Bylaws of HealthStream, Inc.
4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.
4.2*	Reference is made to Exhibits 3.1 and 3.2
4.3 (4)	Description of Capital Stock of HealthStream, Inc.
10.1	Form of Indemnification Agreement
10.2 (5)	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.
10.3 (6)

Revolving Credit Agreement, dated November 24, 2014, by and among HealthStream, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent, issuing bank, and swingline lender

10.4	Summary of Director and Executive Officer Compensation
10.5 (7)	Letter Agreement, dated as of September 24, 2015, between HealthStream, Inc. and Michael Sousa.
10.6 (8)	2016 Omnibus Incentive Plan.
10.7 (9)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers) under 2016 Omnibus Incentive Plan.
10.8 (9)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director) under 2016 Omnibus Incentive Plan.
10.9 (10)	Lease Agreement, dated April 3, 2017, by and between HealthStream, Inc. and Capitol View Joint Venture.
10.10 (11)	First Amendment to Revolving Credit Agreement, dated November 13, 2017, by and between HealthStream, Inc. and SunTrust Bank.
10.11 (12)	Second Amendment to Revolving Credit Agreement, dated as of December 31, 2018, by and between HealthStream, Inc. and SunTrust Bank.
10.12 (13)	Third Amendment to Revolving Credit Agreement, dated as of October 28, 2020, by and between HealthStream, Inc. and SunTrust Bank.
10.13 (14)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2016 Omnibus Plan between HealthStream, Inc. and J. Edward Pearson
10.14 (14)	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2016 Stock Incentive Plan between HealthStream, Inc. and Michael Sousa
10.15 (15)	HealthStream, Inc. Amended 2021 Executive and Corporate Management Cash Incentive Bonus Plan
10.16 (15)	HealthStream, Inc. Amended 2021 Provider Solutions Cash Incentive Bonus Plan
10.17 (16)	Contribution Agreement dated as of June 26, 2019 between HealthStream, Inc. and Robert A. Frist, Jr.
10.18(17)	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement under 2016 Omnibus Incentive Plan.
10.19	Contribution Agreement dated as of December 29, 2021 between HealthStream, Inc. and Robert A. Frist, Jr.
21.1	Subsidiaries of HealthStream, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101.1)
*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 12, 2018.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 30, 2020.
(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 23, 2015.
(4)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the SEC on February 26, 2020.
(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 25, 2014.
(7)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2015, filed with the SEC on October 30, 2015.
(8)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 31, 2016.
(9)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2017, filed with the SEC on May 1, 2017.
(10)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2017, filed with the SEC on July 31, 2017.
(11)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 14, 2017.
(12)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated January 2, 2019.
(13)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 28, 2020.
(14)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 16, 2018.
(15)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2021, filed with the SEC on April 29, 2021
(16)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2019, filed with the SEC on July 26, 2019.
(17)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February 2022.

HEALTHSTREAM, INC.

By: /s/ ROBERT A. FRIST, JR.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ ROBERT A. FRIST, JR.	Chief Executive Officer and	February 28, 2022
Robert A. Frist, Jr.	Chairman (Principal Executive Officer)

/s/ SCOTT A. ROBERTS	Chief Financial Officer and Senior Vice President	February 28, 2022
Scott A. Roberts	(Principal Financial and Accounting Officer)

/s/ THOMPSON DENT	Director	February 28, 2022
Thompson Dent

/s/ FRANK GORDON	Director	February 28, 2022
Frank Gordon

/s/ TERRY ALLISON RAPPUHN	Director	February 28, 2022
Terry Allison Rappuhn

/s/ JEFFREY L. MCLAREN	Director	February 28, 2022
Jeffrey L. McLaren

/s/ LINDA REBROVICK	Director	February 28, 2022
Linda Rebrovick

/s/ MICHAEL SHMERLING	Director	February 28, 2022
Michael Shmerling

/s/ WILLIAM STEAD	Director	February 28, 2022
William Stead

/s/ DEBORAH TAYLOR TATE	Director	February 28, 2022
Deborah Taylor Tate