Form 10-Q
period 2022-03-31
HEALTHSTREAM INC
filed 2022-04-28
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of April 25, 2022, there were 30,391,600 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$43,370	$46,905
Marketable securities	2,008	5,041
Accounts receivable, net of allowance for doubtful accounts of $541 and $853 at March 31, 2022 and December 31, 2021, respectively	35,739	30,308
Accounts receivable - unbilled	5,049	4,612
Prepaid royalties, net of amortization	11,188	9,155
Other prepaid expenses and other current assets	9,872	10,824
Total current assets	107,226	106,845

Property and equipment, net of accumulated depreciation of $19,270 and $17,999 at March 31, 2022 and December 31, 2021, respectively	17,070	17,950
Capitalized software development, net of accumulated amortization of $90,537 and $86,097 at March 31, 2022 and December 31, 2021, respectively	34,131	32,412
Operating lease right of use assets, net	24,589	25,168
Goodwill	182,785	182,501
Customer-related intangibles, net of accumulated amortization of $47,847 and $45,615 at March 31, 2022 and December 31, 2021, respectively	66,661	68,803
Other intangible assets, net of accumulated amortization of $18,140 and $16,752 at March 31, 2022 and December 31, 2021, respectively	19,016	20,402
Deferred tax assets	601	601
Deferred commissions	24,142	24,012
Non-marketable equity investments	6,767	7,043
Other assets	938	1,016
Total assets	$483,926	$486,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,770	$21,497
Accrued royalties	6,914	5,037
Deferred revenue	89,878	73,816
Total current liabilities	114,562	100,350

Deferred tax liabilities	18,841	18,146
Deferred revenue, noncurrent	990	1,583
Operating lease liability, noncurrent	25,496	26,178
Other long term liabilities	1,465	1,477
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 30,518 and 31,327 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	251,179	270,791
Retained earnings	71,015	68,122
Accumulated other comprehensive income	378	106
Total shareholders’ equity	322,572	339,019
Total liabilities and shareholders’ equity	$483,926	$486,753

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues, net	$65,367	$63,468
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	21,998	22,748
Product development	10,412	9,525
Sales and marketing	10,417	9,019
Other general and administrative expenses	9,183	9,723
Depreciation and amortization	9,322	9,153
Total operating costs and expenses	61,332	60,168

Operating income	4,035	3,300

Other loss, net	(276)	(87)

Income before income tax provision	3,759	3,213
Income tax provision	866	922
Net income	$2,893	$2,291

Net income per share:
Basic	$0.09	$0.07
Diluted	$0.09	$0.07

Weighted average shares of common stock outstanding:
Basic	30,955	31,504
Diluted	30,976	31,526

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income	$2,893	$2,291

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	278	230
Unrealized (loss) gain on marketable securities	(6)	4
Total other comprehensive income	272	234
Comprehensive income	$3,165	$2,525

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Three Months Ended March 31, 2022
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at December 31, 2021	31,327	$270,791	$68,122	$106	$339,019
Net income	—	—	2,893	—	2,893
Comprehensive income	—	—	—	272	272
Stock-based compensation	—	774	—	—	774
Common stock issued under stock plans, net of shares withheld for employee taxes	83	(497)	—	—	(498)
Repurchase of common stock	(892)	(19,889)	—	—	(19,888)
Balance at March 31, 2022	30,518	$251,179	$71,015	$378	$322,572

	Three Months Ended March 31, 2021
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at December 31, 2020	31,493	$271,784	$62,277	$1	$334,062
Net income	—	—	2,291	—	2,291
Comprehensive income	—	—	—	234	234
Stock-based compensation	—	616	—	—	616
Common stock issued under stock plans, net of shares withheld for employee taxes	60	(399)	—	—	(399)
Balance at March 31, 2021	31,553	$272,001	$64,569	$235	$336,805

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$2,893	$2,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,322	9,153
Stock-based compensation	774	616
Amortization of deferred commissions	2,484	2,133
Provision for credit losses	6	142
Deferred income taxes	684	486
Loss on non-marketable equity investments	276	54
Non-cash paid time off expense	—	(1,011)
Other	26	15
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(5,874)	7,379
Prepaid royalties	(2,033)	(2,215)
Other prepaid expenses and other current assets	952	2,521
Deferred commissions	(2,614)	(3,602)
Other assets	79	(76)
Accounts payable and accrued expenses	(3,653)	(5,339)
Accrued royalties	1,877	(305)
Deferred revenue	15,456	6,862
Net cash provided by operating activities	20,655	19,104

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(22)	(731)
Proceeds from maturities of marketable securities	5,025	4,500
Purchases of marketable securities	(2,024)	(5,205)
Payments to acquire non-marketable equity investments	—	(1,000)
Payments associated with capitalized software development	(6,305)	(5,326)
Purchases of property and equipment	(636)	(1,898)
Net cash used in investing activities	(3,962)	(9,660)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(497)	(399)
Repurchases of common stock	(19,726)	—
Payment of cash dividends	—	(12)
Net cash used in financing activities	(20,223)	(411)

Effect of exchange rate changes on cash and cash equivalents	(5)	(251)
Net (decrease) increase in cash and cash equivalents	(3,535)	8,782
Cash and cash equivalents at beginning of period	46,905	36,566
Cash and cash equivalents at end of period	$43,370	$45,348

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2021 (included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2022).

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Recently Adopted

In  October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The standard will be effective for the first interim period within annual reporting periods beginning after  December 15, 2022 and early adoption is permitted. The Company early adopted this ASU on  January 1, 2022, and the adoption impact of the new standard will depend on the magnitude of future acquisitions. The standard will not impact contract assets or liabilities from business combinations that occurred prior to the adoption date.

3. REVENUE RECOGNITION AND SALES COMMISSIONS

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services.

Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended March 31, 2022
	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$50,553	$11,522	$62,075
Professional services	1,486	1,806	3,292
Total revenues, net	$52,039	$13,328	$65,367

	Three Months Ended March 31, 2021
	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$49,770	$10,597	$60,367
Professional services	1,477	1,624	3,101
Total revenues, net	$51,247	$12,221	$63,468

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2022 and 2021, the Company recognized $6,000 and $0.1 million in impairment losses on receivables and contract assets arising from the Company’s contracts with customers, respectively.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three months ended  March 31, 2022 and 2021, we recognized revenues of approximately $34.6 million and $33.6 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. As of March 31, 2022, approximately $444 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. We expect to recognize revenue related to approximately 44% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Under ASC 606, costs to acquire contracts with customers, such as the initial sales commission payment and associated payroll taxes, are capitalized in the period a customer contract is entered into and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. Capitalized contract costs are included in deferred commissions in the accompanying Condensed Consolidated Balance Sheets. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of approximately three years. The Company recorded amortization of deferred commissions of approximately $2.5 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively, which is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During both the three months ended March 31, 2022 and 2021, the Company recorded a provision for income taxes of approximately $0.9 million. The Company’s effective tax rate was 23% and 29% for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences. The Company recognizes excess tax benefits and tax deficiencies associated with stock-based awards as a component of its provision for income taxes. During the three months ended March 31, 2022, the Company recorded discrete tax expense of $0.1 million, which consisted primarily of tax deficiencies associated with stock-based awards. During the three months ended March 31, 2021, the Company recorded discrete tax expense a $0.1 million related primarily to a permanent difference related to purchase accounting adjustments and the impact of a state tax rate change enacted during the period.

5. SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan. The Company accounts for its stock-based compensation plan using the fair-value based method for costs related to share-based payments, including restricted share units (“RSUs”) and stock options. During the three months ended March 31, 2022, the Company approved the grant of 135,352 RSUs subject to service-based time vesting, of which 35,161 of these RSUs were conditioned upon and subject to shareholder approval of our 2022 Omnibus Incentive Plan to be submitted to the Company's shareholders for approval at the annual meeting of the Company's shareholders to be held on May 26, 2022. Of these, the 100,191 RSUs that were not conditioned on shareholder approval of our 2022 Omnibus Incentive Plan were granted with a weighted average grant date fair value of $20.32 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. Applicable accounting standards require that the 35,161 RSUs conditioned upon approval of our 2022 Omnibus Incentive Plan not be valued unless and until the condition is met (that is, at such time that the 2022 Omnibus Incentive Plan is approved by shareholders at the annual meeting of the Company’s shareholders on May 26, 2022). During the three months ended March 31, 2021, the Company issued 121,551 RSUs subject to service-based time vesting with a weighted average grant date fair value of $23.16 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

During the three months ended June 30, 2018, the Company granted 70,000 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis in increments of 10%, 15%, 20%, 25%, and 30% based on performance in 2018, 2019, 2020, 2021, and 2022, respectively. The performance criteria for the final 21,000 of these performance-based RSUs is based on 2022 performance. The measurement date for these 21,000 performance-based RSUs was established during the three months ended March 31, 2022 with a grant date fair value of $20.32 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2022, the Company approved the grant of 91,042 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis in increments of 15%, 20%, 20%, 20%, and 25% based on performance in 2022, 2023, 2024, 2025, and 2026, respectively, of which 17,224 performance-based RSUs were conditioned upon and subject to shareholder approval of our 2022 Omnibus Incentive Plan to be submitted to the Company’s shareholders for approval at the annual meeting of the Company’s shareholders on May 26, 2022. Of the total amount of performance-based RSUs approved by the Company, the performance criteria for 13,654 of these performance-based RSUs is based on 2022 performance. The measurement date for the 11,070 of these performance-based RSUs that are not conditioned on approval of the 2022 Omnibus Incentive Plan at the annual meeting of shareholders on May 26, 2022 was established during the three months ended March 31, 2022 with a grant date fair value of $20.32 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established. Applicable accounting standards require that the 17,224 performance-based RSUs conditioned upon approval of our 2022 Omnibus Incentive Plan (including 2,584 of these performance-based RSUs for which performance criteria will be based on 2022 performance) not be valued unless and until the condition is met (that is, at such time that the 2022 Omnibus Incentive Plan is approved by shareholders at the annual meeting of the Company’s shareholders on May 26, 2022). The performance criteria for the remaining 77,388 performance-based RSUs with performance not based on 2022 performance has not yet been determined and will be established on an annual basis in 2023, 2024, 2025, and 2026, as applicable; therefore, the measurement date for these remaining 77,388 performance-based RSUs cannot be determined until the performance criteria have been established.

Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues (excluding depreciation and amortization)	$38	$20
Product development	125	102
Sales and marketing	83	65
Other general and administrative	528	429
Total stock based compensation expense	$774	$616

Share Repurchase Plan

On November 30, 2021, the Company's Board of Directors authorized a share repurchase program to repurchase up to $20.0 million of the Company's outstanding shares of common stock. This share repurchase program concluded on March 8, 2022, when the maximum dollar amount authorized under the program was expended. Under this program, the Company repurchased a total of 853,023 shares through open market purchases at an aggregate value of $20.0 million, reflecting an average price per share of $23.45 (excluding the cost of broker commissions). During the three months ended March 31, 2022, the Company repurchased 649,739 shares pursuant to this share repurchase program at an aggregate fair value of $14.9 million, based on an average price per share of $22.92 (excluding the cost of broker commissions).

On March 14, 2022, the Company's Board of Directors approved an expansion of the Company's share repurchase program by authorizing the repurchase of up to an additional $10.0 million of the Company's outstanding shares of common stock. The share repurchase expansion program will terminate on the earlier of March 13, 2023, or when the maximum dollar amount has been expended. During the three months ended March 31, 2022, the Company repurchased 242,647 shares pursuant to this share repurchase program at an aggregate fair value of $5.0 million, based on an average price per share of $20.52 (excluding the cost of broker commissions).

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 218,000 and 148,000 for the three months ended March 31, 2022 and 2021, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$2,893	$2,291
Denominator:
Weighted-average shares outstanding	30,955	31,504
Effect of dilutive shares	21	22
Weighted-average diluted shares	30,976	31,526

Net income per share:
Basic	$0.09	$0.07
Diluted	$0.09	$0.07

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	March 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$2,016	$—	$(8)	$2,008
Total	$2,016	$—	$(8)	$2,008

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$5,043	$—	$(2)	$5,041
Total	$5,043	$—	$(2)	$5,041

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of March 31, 2022, the Company did not recognize any allowance for credit impairments on its available for sale debt securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

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

	Three Months Ended March 31,
Revenues, net:	2022	2021
Workforce Solutions	$52,039	$51,247
Provider Solutions	13,328	12,221
Total revenues, net	$65,367	$63,468
Operating income:
Workforce Solutions	$9,385	$9,224
Provider Solutions	2,311	1,858
Unallocated	(7,661)	(7,782)
Total operating income	$4,035	$3,300

Segment assets *	March 31, 2022	December 31, 2021
Workforce Solutions	$266,882	$258,864
Provider Solutions	133,867	137,008
Unallocated	83,177	90,881
Total assets	$483,926	$486,753

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

As of March 31, 2022, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three months ended March 31, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward‑Looking Statements

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this report and our audited Consolidated Financial Statements and the Notes thereto for the year ended December 31, 2021, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022 (the “2021 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements set forth above and the risks set forth under the caption Part I, Item 1A. Risk Factors in our 2021 Form 10-K and other disclosures in our 2021 Form 10-K, earnings releases and other filings with the SEC from time to time, as well as other cautionary statements contained elsewhere in this report, including our critical accounting policies and estimates as discussed in this report and our 2021 Form 10-K. We undertake no obligation to update or revise any forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we currently expect.

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

Significant financial metrics for the first quarter of 2022 are set forth in the bullets below.

•	Revenues of $65.4 million in the first quarter of 2022, an increase of 3% from $63.5 million in the first quarter of 2021.

•	Operating income of $4.0 million in the first quarter of 2022, up 22% from $3.3 million in the first quarter of 2021.

•	Net income of $2.9 million in the first quarter of 2022, up 26% from $2.3 million in the first quarter of 2021.

•	Earnings per share (“EPS”) of $0.09 per share (diluted) in the first quarter of 2022 compared to $0.07 per share (diluted) in the first quarter of 2021.

•	Adjusted EBITDA[1] of $14.0 million in the first quarter of 2022, up 3% from $13.6 million in the first quarter of 2021.
[1]

Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income and disclosure regarding why we believe adjusted EBITDA provides useful information to investors is included later in this report.

Impact of and Response to COVID-19 Pandemic

While the COVID-19 pandemic persists and remains a cause of uncertainty and potential volatility, conditions related to the pandemic have generally improved in the United States in recent months, with the number of daily hospitalizations in the United States reaching a pandemic-era low during this period according to the Centers for Disease Control and Prevention. In general, this means that the healthcare organizations we serve are no longer under the immediate threat of having their operations overrun by an overwhelming influx of COVID patients. As the inflow of COVID patients with respect to healthcare organizations has become more manageable, certain areas of our business, such as our compliance and learning solutions, have begun to return to and, in some cases, even eclipse pre-pandemic norms. However, other parts of our business have continued to be negatively impacted by the lingering as well as the after-effects of the pandemic. One of the more pronounced after-effects for our healthcare customers involves staffing challenges such as burnout and labor shortages. The pressures associated with these challenges continue to result in delayed sales for certain of our products, particularly those that are more elective in nature. Ultimately, we believe that our product offerings are well-positioned to help our healthcare customers successfully manage issues associated with onboarding, training, developing, engaging, and retaining employees—nurses in particular—and we remain dedicated to helping our customers overcome both the direct and indirect challenges associated with the pandemic.

During the height of the pandemic, including in 2021, we experienced delayed and reduced bookings and renewals due to the pandemic. Given that we sell multiple year subscriptions to our solutions, the revenue impact of lost or delayed sales in a given period generally does not manifest until future periods, just as the revenue we recognize in a given period is generally the result of sales from a prior period. We believe that the delay in bookings from the height of the pandemic negatively impacted our revenue growth in the first quarter of 2022, and will continue to negatively impact our revenue, at least through the second quarter of 2022 and potentially throughout the remainder of the year. However, we also experienced increased bookings in the first quarter of 2022, which we believe will begin to benefit revenue that we will recognize in the latter half of 2022.

We continue to closely monitor developments related to the pandemic that may have an adverse impact on our operational and financial performance and we remain prepared to the best of our ability to adjust to such developments as they may arise. We also continue to take actions focused on the safety and well-being of our employees, assisting our customers in this time of need, and mitigating operational and financial impacts to our business.

We recognize that some of the uncertainties and impact that are currently being experienced in the United States on a macro-level and in healthcare more specifically may be both directly and indirectly related to the pandemic. For example, the U.S. economy has recently experienced various disruptions, including inflationary pressures, significant disruptions to global supply networks, and challenging labor market conditions. In this regard, we have recently experienced, and believe that some of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with current inflationary pressures. These conditions impacting the U.S. economy and our customers in the healthcare industry may adversely impact our business and results of operations. However, as discussed above, we also believe that our product offerings are well positioned to help customers mitigate some of the negative impacts otherwise associated with these challenges as we continue to fulfill our vision of improving healthcare by developing the people who provide care.

Key Business Metrics

Our management utilizes the following financial and non-financial metrics in connection with managing our business.

•

Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations and, prior to the adoption of ASU 2021-08 on January 1, 2022, reflects deferred revenue write-downs associated with fair value accounting for acquired businesses. Revenues, net, were $65.4 million for the three months ended March 31, 2022, compared to $63.5 million for the three months ended March 31, 2021. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Operating Income. Operating income represents the amount of profit realized from our operations and is calculated as the difference between revenues, net and operating costs and expenses. Operating income was $4.0 million for the three months ended March 31, 2022, compared to $3.3 million for the three months ended March 31, 2021. Management utilizes operating income in connection with managing our business and believes that our operating income provides useful information to investors as a key indicator of profitability.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash and non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, short-term cash incentive bonuses and certain performance-based equity award grants are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $14.0 million for the three months ended March 31, 2022, compared to $13.6 million for the three months ended March 31, 2021.

•

hStream Subscriptions. hStream subscriptions are determined as the number of subscriptions under contract for hStream, our emerging technology platform that enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content. Management utilizes hStream subscriptions in connection with managing our business and believes that this metric provides useful information to investors as a measure of our progress in growing the value of our customer base. At March 31, 2022, we had approximately 5.13 million contracted subscriptions to hStream, compared to 4.34 million as of March 31, 2021.

Critical Accounting Policies and Estimates

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with US GAAP. These accounting principles require us to make certain estimates, judgments, and assumptions during the preparation of our Financial Statements. We believe the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the Financial Statements, as well as the reported amounts of revenues and expenses during the periods presented and related disclosures. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our Financial Statements will be affected.

The accounting policies and estimates that we believe are the most critical in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Accounting for income taxes

•	Goodwill

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to the Consolidated Financial Statements in our 2021 Form 10-K and the Notes to the Condensed Consolidated Financial Statements herein which contain additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2021 Form 10-K.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues, net. Revenues increased approximately $1.9 million, or 3%, to $65.4 million for the three months ended March 31, 2022 from $63.5 million for the three months ended March 31, 2021.

A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended March 31,
Revenues by Business Segment:	2022	2021	Percentage Change
Workforce Solutions	$52,039	$51,247	2%
Provider Solutions	13,328	12,221	9%
Total revenues, net	$65,367	$63,468	3%

% of Revenues
Workforce Solutions	80%	81%
Provider Solutions	20%	19%

Revenues for Workforce Solutions increased $0.8 million, or 2%, to $52.0 million for the three months ended March 31, 2022, from $51.2 million for the three months ended March 31, 2021. The Workforce Solutions segment achieved this 2% growth while overcoming a $1.7 million decline from the legacy resuscitation business. Revenues from other solutions more than offset the decline in legacy resuscitation revenues.

Revenues for Provider Solutions increased $1.1 million, or 9%, to $13.3 million for the three months ended March 31, 2022, from $12.2 million for the three months ended March 31, 2021. Revenue growth was primarily attributable to new subscription revenues.

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues decreased $0.7 million, or 3%, to $22.0 million for the three months ended March 31, 2022, from $22.7 million for the three months ended March 31, 2021. Cost of revenues as a percentage of revenues was 34% and 36% for the three months ended March 31, 2022 and 2021, respectively.

Cost of revenues for Workforce Solutions decreased $1.0 million to $17.6 million for the three months ended March 31, 2022, compared to the prior year period and approximated 34% and 36% of revenues for Workforce Solutions for the three months ended March 31, 2022 and 2021, respectively. The decrease is primarily attributable to a lower royalties payable by us related to legacy resuscitation products, consistent with the reduction in these revenues. Cost of revenues for Provider Solutions increased $0.3 million to $4.4 million for the three months ended March 31, 2022, compared to the prior year period and approximated 33% of Provider Solutions revenues for both the three months ended March 31, 2022 and 2021. The increase in amount is primarily associated with an increase in personnel costs during the three months ended March 31, 2022.

Product Development. Product development expenses increased $0.9 million, or 9%, to $10.4 million for the three months ended March 31, 2022, from $9.5 million for the three months ended March 31, 2021. Product development expenses as a percentage of revenues were 16% and 15% for the three months ended March 31, 2022 and 2021, respectively.

Product development expenses for Workforce Solutions increased $0.6 million to $8.8 million for the three months ended March 31, 2022, compared to the prior year period and approximated 17% and 16% of revenues for Workforce Solutions for the three months ended March 31, 2022 and 2021, respectively. The increase is primarily associated with an increase in personnel costs and contract labor, which was partially offset by an increase in labor capitalized for internally developed software. Additionally, the first quarter of 2021 included a non-recurring, non-cash benefit related to the reduction of paid time off ("PTO") expense as a result of modifications to the Company's PTO policy. Product development expenses for Provider Solutions increased $0.3 million to $1.6 million for the three months ended March 31, 2022, compared to the prior year period and approximated 12% and 11% of revenues for Provider Solutions for the three months ended March 31, 2022 and 2021, respectively. The increase in product development expenses is primarily due to an increase in personnel costs compared to the prior year period.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $1.4 million, or 16%, to $10.4 million for the three months ended March 31, 2022, from $9.0 million for the three months ended March 31, 2021. Sales and marketing expenses were 16% and 14% of revenues for the three months ended March 31, 2022 and 2021, respectively.

Sales and marketing expenses for Workforce Solutions increased $1.2 million to $8.4 million for the three months ended March 31, 2022, compared to the prior year period and approximated 16% and 14% of revenues for Workforce Solutions for the three months ended March 31, 2022 and 2021, respectively. The increase is primarily due to additional personnel expenses, increased sales commissions, and higher marketing expenses. Sales and marketing expenses for Provider Solutions increased $0.2 million to $1.8 million for the three months ended March 31, 2022, compared to the prior year period and approximated 13% of revenues for Provider Solutions for both the three months ended March 31, 2022 and 2021. The increase is due to an increase in personnel expenses and general marketing expenses. The unallocated corporate portion of sales and marketing expenses decreased $46,000 to $0.2 million for the three months ended March 31, 2022, compared to the prior year period.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.5 million, or 6%, to $9.2 million for the three months ended March 31, 2022, from $9.7 million for the three months ended March 31, 2021. Other general and administrative expenses were 14% and 15% of revenues for the three months ended March 31, 2022 and 2021, respectively.

Other general and administrative expenses for Workforce Solutions decreased $1.0 million to $2.1 million for the three months ended March 31, 2022, compared to the prior year period and approximated 4% and 6% of Workforce Solutions revenues for the three months ended March 31, 2022 and 2021, respectively. The decrease is primarily due to lower transition service costs associated with prior acquisitions and reductions in facilities costs associated with closing certain leased satellite offices. Other general and administrative expenses for Provider Solutions increased $45,000 to $0.9 million for the three months ended March 31, 2022, compared to the prior year period and approximated 7% of Provider Solutions revenues for both the three months ended March 31, 2022 and 2021. The unallocated corporate portion of other general and administrative expenses increased $0.4 million to $6.2 million for the three months ended March 31, 2022, compared to the prior year period primarily due to increased personnel costs and employee recruitment expenses.

Depreciation and Amortization. Depreciation and amortization expense increased $0.1 million, or 2%, to $9.3 million for the three months ended March 31, 2022, from $9.2 million for the three months ended March 31, 2021. This increase is primarily a result of an increase in amortization associated with capitalized software.

Other Loss, Net. Other loss, net was $0.3 million for the three months ended March 31, 2022, compared to $0.1 million for the three months ended March 31, 2021. The decrease is primarily a result of a greater loss from equity method investments for the three months ended March 31, 2022, compared to the prior year period.

Income Tax Provision. The Company recorded a provision for income taxes of $0.9 million for both the three months ended March 31, 2022 and 2021. The Company’s effective tax rate was 23% for the three months ended March 31, 2022, compared to 29% for the three months ended March 31, 2021. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. During the three months ended March 31, 2022, the Company recorded discrete tax expense of $0.1 million, which consisted primarily of tax deficiencies associated with stock-based awards. During the three months ended March 31, 2021, the Company recorded discrete tax expense a $0.1 million related primarily to a permanent difference related to purchase accounting adjustments and the impact of a state tax rate change enacted during the period.

Net Income. Net income was approximately $2.9 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively. Earnings per share (EPS) was $0.09 per share (diluted) and $0.07 per share (diluted) for the three months ended March 31, 2022 and 2021, respectively.

Adjusted EBITDA was $14.0 million for the three months ended March 31, 2022, compared to $13.6 million for the three months ended March 31, 2021. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measures under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

Reconciliation of Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q presents adjusted EBITDA, which is a non-GAAP financial measure used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income excluding the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses (as discussed in greater detail below) and before interest, income taxes, stock-based compensation, depreciation and amortization, changes in fair value of non-marketable equity investments, and the de-recognition of non-cash expense resulting from the paid time off expense reduction in the first quarter of 2021 (“adjusted EBITDA”) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash and non-operating items which may not, in any such case, fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to many investors to assess the Company’s ongoing operating performance and to compare the Company’s operating performance between periods. Additionally, short-term cash incentive bonuses and certain performance-based equity awards are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets.

As noted above, the definition of adjusted EBITDA includes an adjustment for the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses. Prior to the Company early adopting ASU 2021-08 effective January 1, 2022, following the completion of any acquisition by the Company, the Company was required to record the acquired deferred revenue at fair value as defined in GAAP, which typically resulted in a write-down of the acquired deferred revenue. When the Company was required to record a write-down of deferred revenue, it resulted in lower recognized revenue, operating income, and net income in subsequent periods. Revenue for any such acquired business was deferred and was typically recognized over a one-to-two year period following the completion of any particular acquisition, so our GAAP revenues for this one-to-two year period would not reflect the full amount of revenues that would have been reported if the acquired deferred revenue was not written down to fair value. Management believes that including an adjustment in the definition of adjusted EBITDA for the impact of the deferred write-downs associated with fair value accounting for businesses acquired prior to the January 1, 2022 effective date of the Company's adoption of ASU 2021-08 provides useful information to investors because the deferred revenue write-down recognized in periods after an acquisition may, given the nature of this non-cash accounting impact, cause our GAAP financial results during such periods to not fully reflect our underlying operating performance and thus adjusting for this amount may assist in comparing the Company’s results of operations between periods. Following the adoption of ASU 2021-08, contracts acquired in an acquisition completed on or after January 1, 2022 will be measured as if the Company had originated the contract (rather than the contract being measured at fair value) such that, for such acquisitions, the Company will no longer record deferred revenue write-downs associated with acquired businesses (for acquisitions completed prior to January 1, 2022, the Company will continue to record deferred revenue write-downs associated with fair value accounting for periods on and after January 1, 2022 consistent with past practice). At the current time, the Company intends to continue to include an adjustment in the definition of adjusted EBITDA for the impact of deferred revenue write-downs from business acquired prior to January 1, 2022 given the ongoing impact of such deferred revenue on our financial results.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below (in thousands).

	Three Months Ended March 31,
	2022	2021
GAAP net income	$2,893	$2,291
Deferred revenue write-down	94	1,622
Interest income	(15)	(18)
Interest expense	32	32
Income tax provision	866	922
Stock-based compensation expense	774	616
Depreciation and amortization	9,322	9,153
Non-cash paid time off expense	—	(1,011)
Adjusted EBITDA	$13,966	$13,607

Liquidity and Capital Resources

Net cash provided by operating activities increased by $1.6 million to $20.7 million during the three months ended March 31, 2022, from $19.1 million during the three months ended March 31, 2021. Such increase was primarily due to lower royalties paid by us compared to the prior year period and was partially offset by lower cash receipts and increased labor costs. Our DSO was 45 days for the first quarter of 2022 compared to 52 days for the first quarter of 2021. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was $4.0 million for the three months ended March 31, 2022, compared to $9.7 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company spent $22,000 related to a post-closing adjustment for a prior acquisition, invested in marketable securities of $2.0 million, made payments for capitalized software development of $6.3 million, and purchased property and equipment of $0.6 million. These uses of cash were partially offset by $5.0 million in maturities of marketable securities. During the three months ended March 31, 2021, the Company spent $2.0 million to acquire ComplyALIGN and on a net cash basis received $1.3 million of proceeds upon settling post-closing adjustments related to ANSOS and ShiftWizard acquisitions for a net cash outflow of $0.7 million for business combinations, invested in marketable securities of $5.2 million, made payments for capitalized software development of $5.3 million, purchased property and equipment of $2.0 million, and invested $1.0 million in non-marketable equity investments. These uses of cash were partially offset by $4.5 million in maturities of marketable securities.

Net cash used in financing activities was approximately $20.2 million for the three months ended March 31, 2022, compared to $0.4 million for the three months ended March 31, 2021. The uses of cash for the three months ended March 31, 2022 included $19.7 million for repurchases of common stock and $0.5 million for the payment of employee payroll taxes in relation to the vesting of restricted share units. The uses of cash for the three months ended March 31, 2021 primarily included $0.4 million for the payment of employee payroll taxes in relation to the vesting of restricted share units.

Our balance sheet reflects negative working capital of $7.3 million at March 31, 2022, compared to positive working capital of $6.5 million at December 31, 2021. The decrease in working capital is primarily a result of a reduction in cash to fund the repurchases of common stock and an increase in deferred revenue. The Company’s primary source of liquidity as of March 31, 2022 was $43.4 million of cash and cash equivalents and $2.0 million of marketable securities. The Company also has a $65.0 million revolving credit facility, all of which was available for additional borrowing at March 31, 2022. The revolving credit facility expires on October 28, 2023, unless earlier renewed or amended.

On November 30, 2021, the Company's Board of Directors authorized a share repurchase program to repurchase up to $20.0 million of the Company's outstanding shares of common stock. The share repurchase program concluded on March 8, 2022, when the maximum dollar amount authorized under the program was expended. Under this program, the Company repurchased a total of 853,023 shares in open market purchases at an aggregate value of $20.0 million, reflecting an average price per share of $23.45 (excluding the cost of broker commissions). During the three months ended March 31, 2022, the Company repurchased 649,739 shares pursuant to this share repurchase program at an aggregate fair value of $14.9 million, based on an average price per share of $22.92 (excluding the cost of broker commissions).

On March 14, 2022, the Company's Board of Directors approved an expansion of the Company's share repurchase program by authorizing the repurchase of up to an additional $10.0 million of the Company's outstanding shares of common stock. The share repurchase program will terminate on the earlier of March 13, 2023, or when the maximum dollar amount has been expended. During the three months ended March 31, 2022, the Company repurchased 242,647 shares pursuant to this share repurchase program at an aggregate fair value of $5.0 million, based on an average price per share of $20.52 (excluding the cost of broker commissions).

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, and capital expenditures for at least the next 12 months and for the foreseeable future thereafter.

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of March 31, 2022, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of March 31, 2022, and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $45.4 million at March 31, 2022. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $5,000.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the first quarter of 2022 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 30, 2021, the Company announced a share repurchase program approved by the Company's Board of Directors under which the Company was authorized to purchase up to $20.0 million of its common stock. Under this program, during the first three months of 2022 the Company repurchased 649,739 shares at an aggregate fair value of $14.9 million, reflecting an average price per share of $22.92 (excluding the cost of broker commissions). The share repurchase program concluded on March 8, 2022, when the maximum dollar amount was expended.

On March 14, 2022, the Company announced an expansion of the share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to an additional $10.0 million of its common stock. Pursuant to this authorization, repurchases may be made in the open market, including under a Rule 105b-1 plan, through privately negotiated transactions, or otherwise. Under this program, during the first three months of 2022 the Company repurchased 242,647 shares at an aggregate fair value of $5.0 million, reflecting an average price per share of $20.52 (excluding the cost of broker commissions). In addition, any future repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program will terminate on the earlier of March 13, 2023 or when the maximum dollar amount has been expended.

The table below sets forth activity under the stock repurchase plans for the three months ended March 31, 2022.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (January 1 - 31)	216,645	$25.17	216,645	$9,438,062
Month #2 (February 1 - February 28)	282,247	22.36	282,247	3,127,204
Month #3 (March 1 - March 31)	393,494	20.60	393,494	5,020,204
Total	892,386	$22.27	892,386	$5,020,204

(1)	The weighted average price paid per share of common stock does not include the cost of broker commissions.

Item 6. Exhibits

(a)	Exhibits

10.1^	HealthStream, Inc. 2022 Cash Incentive Bonus Plan
10.2^	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2016 Omnibus Incentive Plan
10.3^	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) contingent upon approval of 2022 Omnibus Incentive Plan
10.4^	Form of HealthStream, Inc. Restricted Share Unit Agreement (Time Based) contingent upon approval of 2022 Omnibus Incentive Plan
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL
^	Management contract of compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

April 28, 2022	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer