Form 10-Q
period 2022-06-30
HEALTHSTREAM INC
filed 2022-07-28
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of July 25, 2022, there were 30,569,790 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$37,216	$46,905
Marketable securities	2,000	5,041
Accounts receivable, net of allowance for doubtful accounts of $699 and $853 at June 30, 2022 and December 31, 2021, respectively	28,744	30,308
Accounts receivable - unbilled	6,157	4,612
Prepaid royalties, net of amortization	9,677	9,155
Other prepaid expenses and other current assets	11,539	10,824
Total current assets	95,333	106,845

Property and equipment, net of accumulated depreciation of $20,183 and $17,999 at June 30, 2022 and December 31, 2021, respectively	16,477	17,950
Capitalized software development, net of accumulated amortization of $95,206 and $86,097 at June 30, 2022 and December 31, 2021, respectively	34,509	32,412
Operating lease right of use assets, net	23,964	25,168
Goodwill	187,919	182,501
Customer-related intangibles, net of accumulated amortization of $50,036 and $45,615 at June 30, 2022 and December 31, 2021, respectively	66,333	68,803
Other intangible assets, net of accumulated amortization of $19,574 and $16,752 at June 30, 2022 and December 31, 2021, respectively	20,436	20,402
Deferred tax assets	601	601
Deferred commissions	25,174	24,012
Non-marketable equity investments	5,994	7,043
Other assets	964	1,016
Total assets	$477,704	$486,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,353	$21,497
Accrued royalties	4,695	5,037
Deferred revenue	81,866	73,816
Total current liabilities	104,914	100,350

Deferred tax liabilities	18,677	18,146
Deferred revenue, noncurrent	1,151	1,583
Operating lease liability, noncurrent	24,771	26,178
Other long term liabilities	1,459	1,477
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 30,570 and 31,327 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	253,036	270,791
Retained earnings	74,098	68,122
Accumulated other comprehensive (loss) income	(402)	106
Total shareholders’ equity	326,732	339,019
Total liabilities and shareholders’ equity	$477,704	$486,753

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues, net	$65,638	$64,816	$131,005	$128,284
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	22,234	22,657	44,232	45,518
Product development	10,583	10,336	20,995	19,861
Sales and marketing	10,869	9,462	21,287	18,481
Other general and administrative expenses	9,579	9,781	18,760	19,391
Depreciation and amortization	9,420	9,149	18,742	18,302
Total operating costs and expenses	62,685	61,385	124,016	121,553

Operating income	2,953	3,431	6,989	6,731

Other income (loss), net	679	(65)	402	(152)

Income before income tax provision	3,632	3,366	7,391	6,579
Income tax provision	549	925	1,415	1,847
Net income	$3,083	$2,441	$5,976	$4,732

Net income per share:
Basic	$0.10	$0.08	$0.19	$0.15
Diluted	$0.10	$0.08	$0.19	$0.15

Weighted average shares of common stock outstanding:
Basic	30,491	31,553	30,723	31,528
Diluted	30,512	31,616	30,744	31,571

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$3,083	$2,441	$5,976	$4,732

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(782)	347	(505)	577
Unrealized gain (loss) on marketable securities	2	4	(3)	8
Total other comprehensive (loss) income	(780)	351	(508)	585
Comprehensive income	$2,303	$2,792	$5,468	$5,317

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Six Months Ended June 30, 2022
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2021	31,327	$270,791	$68,122	$106	$339,019
Net income	—	—	2,893	—	2,893
Comprehensive income	—	—	—	272	272
Stock-based compensation	—	774	—	—	774
Common stock issued under stock plans, net of shares withheld for employee taxes	83	(497)	—	—	(497)
Repurchase of common stock	(892)	(19,889)	—	—	(19,889)
Balance at March 31, 2022	30,518	$251,179	$71,015	$378	$322,572
Net income	—	—	3,083	—	3,083
Comprehensive loss	—	—	—	(780)	(780)
Issuance of common stock in acquisition	209	4,084			4,084
Stock-based compensation	—	917	—	—	917
Common stock issued under stock plans, net of shares withheld for employee taxes	2	(1)	—	—	(1)
Repurchase of common stock	(159)	(3,143)	—	—	(3,143)
Balance at June 30, 2022	30,570	$253,036	$74,098	$(402)	$326,732

	Six Months Ended June 30, 2021
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at December 31, 2020	31,493	$271,784	$62,277	$1	$334,062
Net income	—	—	2,291	—	2,291
Comprehensive income	—	—	—	234	234
Stock-based compensation	—	616	—	—	616
Common stock issued under stock plans, net of shares withheld for employee taxes	60	(399)	—	—	(399)
Balance at March 31, 2021	31,553	$272,001	$64,569	$235	$336,805
Net income	—	—	2,441	—	2,441
Comprehensive income	—	—	—	351	351
Stock-based compensation	—	782	—	—	782
Common stock issued under stock plans, net of shares withheld for employee taxes	1	—	—	—	—
Balance at June 30, 2021	31,554	$272,783	$67,010	$586	$340,379

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$5,976	$4,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,742	18,302
Stock-based compensation	1,691	1,398
Amortization of deferred commissions	5,029	4,509
Provision for credit losses	444	3
Deferred income taxes	1,089	1,751
Gain on sale of fixed assets	(25)	—
Loss on non-marketable equity investments	500	133
Non-cash paid time off expense	—	(1,011)
Change in fair value of non-marketable equity investments	(943)	—
Other	37	60
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(2)	12,247
Prepaid royalties	(521)	(1,032)
Other prepaid expenses and other current assets	(651)	590
Deferred commissions	(6,192)	(6,612)
Other assets	52	(168)
Accounts payable and accrued expenses	(2,644)	(6,041)
Accrued royalties	(342)	(2,798)
Deferred revenue	5,741	(1,739)
Net cash provided by operating activities	27,981	24,324

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(4,009)	(731)
Proceeds from maturities of marketable securities	5,025	9,731
Purchases of marketable securities	(2,024)	(5,205)
Payments to acquire non-marketable equity investments	—	(1,750)
Payments associated with capitalized software development	(11,817)	(10,277)
Proceeds from sale of fixed assets	26	—
Purchases of property and equipment	(1,181)	(2,407)
Net cash used in investing activities	(13,980)	(10,639)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(498)	(399)
Repurchases of common stock	(23,137)	—
Payment of cash dividends	—	(12)
Net cash used in financing activities	(23,635)	(411)

Effect of exchange rate changes on cash and cash equivalents	(55)	(48)
Net (decrease) increase in cash and cash equivalents	(9,689)	13,226
Cash and cash equivalents at beginning of period	46,905	36,566
Cash and cash equivalents at end of period	$37,216	$49,792

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Recently Adopted

In  October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as if it had originated the contracts. This approach differs from the previous requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The standard will be effective for the first interim period within annual reporting periods beginning after  December 15, 2022 and early adoption is permitted. The Company early adopted this ASU on  January 1, 2022, and the impact of the new standard will depend on the magnitude of future acquisitions but has not had a material impact to date. The standard will not impact contract assets or liabilities from business combinations that occurred prior to the adoption date.

3. REVENUE RECOGNITION AND SALES COMMISSIONS

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services.

Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$50,971	$11,500	$62,471	$101,524	$23,022	$124,546
Professional services	1,503	1,664	3,167	2,989	3,470	6,459
Total revenues, net	$52,474	$13,164	$65,638	$104,513	$26,492	$131,005

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$50,740	$10,905	$61,645	$100,511	$21,502	$122,013
Professional services	1,418	1,753	3,171	2,894	3,377	6,271
Total revenues, net	$52,158	$12,658	$64,816	$103,405	$24,879	$128,284

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended June 30, 2022 and 2021, the Company recognized $0.4 million and $3,000 in impairment losses on receivables and contract assets arising from the Company’s contracts with customers, respectively.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three months ended  June 30, 2022 and 2021, we recognized revenues of approximately $40.0 million and $40.5 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. During the six months ended June 30, 2022 and 2021, we recognized $56.0 million and $52.2 million of revenue from amounts included in deferred revenues at the beginning of the respective periods. As of June 30, 2022, approximately $455 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. We expect to recognize revenue related to approximately 46% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Under ASC 606, costs to acquire contracts with customers, such as the initial sales commission payment and associated payroll taxes, are capitalized in the period a customer contract is entered into and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. Capitalized contract costs are included in deferred commissions in the accompanying Condensed Consolidated Balance Sheets. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of approximately three years. The Company recorded amortization of deferred commissions of approximately $2.5 million and $2.4 million for the three months ended June 30, 2022 and 2021, and $5.0 million and $4.5 million for the six months ended June 30, 2022 and 2021, respectively, which is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended June 30, 2022 and 2021, the Company recorded a provision for income taxes of approximately $0.5 million and $0.9 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded a provision for income taxes of $1.4 million and $1.8 million, respectively. The Company’s effective tax rate was 19% and 28% for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences. The Company recognizes excess tax benefits and tax deficiencies associated with stock-based awards as a component of its provision for income taxes. During the six months ended June 30, 2022, the Company recorded discrete tax benefits of $0.1 million, which consisted primarily of a $0.2 million tax benefit associated with a nontaxable gain of $0.9 million recognized from the change in fair value of our previously held minority interest in CloudCME, LLC. This tax benefit was partially offset by $0.1 million of excess tax deficiencies associated with stock-based awards. During the six months ended June 30, 2021, the Company recorded discrete tax expense of $0.2 million related to purchase accounting adjustments and the impact of a state tax rate change enacted during the period.

5. SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan and 2022 Omnibus Incentive Plan. The 2022 Omnibus Incentive Plan was approved at the annual meeting of shareholders held on May 26, 2022. The Company accounts for its stock-based compensation plans using the fair-value based method for costs related to share-based payments, including restricted share units (“RSUs”) and stock options. During the six months ended June 30, 2022, the Company issued 137,055 RSUs subject to service-based time vesting, with a weighted average grant date fair value of $20.27 per share, measured based on the closing fair market value of the Company's stock on the date of the grant. During the six months ended June 30, 2021, the Company issued 122,686 RSUs subject to service-based time vesting with a weighted average grant date fair value of $23.16 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

During 2018, the Company granted 70,000 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis. The performance criteria and measurement date for the final 21,000 performance-based RSUs is based on 2022 adjusted EBITDA and was established during the six months ended June 30, 2022 with a grant date fair value of $20.32 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended June 30, 2022, the Company issued 91,042 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis in increments of 15%, 20%, 20%, 20%, and 25% based on performance in 2022, 2023, 2024, 2025, and 2026, respectively. The performance criteria for the first-year tranche, or 13,654 of these performance-based RSUs, is based on 2022 adjusted EBITDA. The measurement date for these 13,654 performance-based RSUs was established during the six months ended June 30, 2022 with a grant date fair value of $20.29 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established or, in the case of the portion of such performance-based RSUs which were granted contingent upon the approval of the 2022 Omnibus Incentive Plan by the Company's shareholders, the date the 2022 Omnibus Incentive Plan was approved by shareholders of the Company. The performance criteria for the remaining 77,388 performance-based RSUs has not yet been determined and will be established on an annual basis in 2023, 2024, 2025, and 2026, as applicable; therefore, the measurement date for these remaining 77,388 performance-based RSUs cannot be determined until the performance criteria have been established.

Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues (excluding depreciation and amortization)	$45	$33	$82	$53
Product development	151	116	276	218
Sales and marketing	101	76	184	141
Other general and administrative	620	557	1,149	986
Total stock-based compensation expense	$917	$782	$1,691	$1,398

Share Repurchase Plan

On  November 30, 2021, the Company's Board of Directors authorized a share repurchase program to repurchase up to $20.0 million of the Company's outstanding shares of common stock. This share repurchase program concluded on  March 8, 2022, when the maximum dollar amount authorized under the program was expended. Under this program, the Company repurchased a total of 853,023 shares through open market purchases at an aggregate value of $20.0 million, reflecting an average price per share of $23.45 (excluding the cost of broker commissions). During the six months ended June 30, 2022, the Company repurchased 649,739 shares pursuant to this share repurchase program at an aggregate fair value of $14.9 million, based on an average price per share of $22.92 (excluding the cost of broker commissions).

On March 14, 2022, the Company's Board of Directors approved an expansion of the Company's share repurchase program by authorizing the repurchase of up to an additional $10.0 million of the Company's outstanding shares of common stock. The share repurchase expansion program is scheduled to terminate on the earlier of March 13, 2023, or when the maximum dollar amount has been expended. During the three months ended June 30, 2022, the Company repurchased 159,403 shares pursuant to this share repurchase program at an aggregate fair value of $3.1 million, based on an average price per share of $19.70 (excluding the cost of broker commissions). During the six months ended June 30, 2022, the Company repurchased 402,050 shares at an aggregate fair value of $8.1 million, reflecting an average price per share of $20.19 (excluding the cost of broker commissions).

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 228,000 and 111,000 for the three months ended June 30, 2022 and 2021, respectively, and 223,000 and 130,000 for the six months ended June 30, 2022 and 2021, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$3,083	$2,441	$5,976	$4,732
Denominator:
Weighted-average shares outstanding	30,491	31,553	30,723	31,528
Effect of dilutive shares	21	63	21	43
Weighted-average diluted shares	30,512	31,616	30,744	31,571

Net income per share:
Basic	$0.10	$0.08	$0.19	$0.15
Diluted	$0.10	$0.08	$0.19	$0.15

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	June 30, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$2,005	$—	$(5)	$2,000
Total	$2,005	$—	$(5)	$2,000

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$5,043	$—	$(2)	$5,041
Total	$5,043	$—	$(2)	$5,041

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of June 30, 2022, the Company did not recognize any allowance for credit impairments on its available for sale debt securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

8. BUSINESS COMBINATION

On May 18, 2022, the Company acquired the remaining ownership interest (representing approximately 82% of the outstanding equity interests) of CloudCME, LLC ("CloudCME"), a Nashville-based healthcare technology company offering a SaaS-based application for managing all aspects of continuing education (CME/CE) within a healthcare organization, for approximately $4.0 million in cash and $4.1 million in shares of HealthStream's common stock issued through a private placement at closing. The Company previously held a minority interest in CloudCME of approximately 18%. Of the purchase price paid at closing, $0.3 million is being held in escrow for a period of time following the closing to serve as a source of recovery for certain potential indemnification claims by the Company. Acquisition-related transaction costs were $0.1 million. The acquisition is not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on management’s estimates of fair value. Net assets acquired were $9.6 million. Based on the fair value of assets acquired and liabilities assumed, including intangible assets of $5.1 million, goodwill of $5.6 million was established. The results of operations for CloudCME are included in the Company’s Consolidated Financial Statements from the date of acquisition and are included in the Workforce Solutions segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues, net:	2022	2021	2022	2021
Workforce Solutions	$52,474	$52,158	$104,513	$103,405
Provider Solutions	13,164	12,658	26,492	24,879
Total revenues, net	$65,638	$64,816	$131,005	$128,284
Operating income:
Workforce Solutions	$8,767	$9,222	$18,153	$18,249
Provider Solutions	1,702	2,166	4,013	4,221
Unallocated	(7,516)	(7,957)	(15,177)	(15,739)
Total operating income	$2,953	$3,431	$6,989	$6,731

Segment assets *	June 30, 2022	December 31, 2021
Workforce Solutions	$266,200	$258,864
Provider Solutions	133,399	137,008
Unallocated	78,105	90,881
Total assets	$477,704	$486,753

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

10. DEBT

Revolving Credit Facility

On October 28, 2020, the Company entered into a Third Amendment to Revolving Credit Agreement ("Revolving Credit Facility"), amending the Revolving Credit Facility dated as of November 24, 2014 with Truist Bank, successor by merger to SunTrust Bank ("Truist"), extending the maturity date to October 28, 2023. Under the Revolving Credit Facility, the Company may borrow up to $65.0 million, which includes a $5.0 million swing line sub-facility and a $5.0 million letter of credit sub-facility, as well as an accordion feature that allows the Company to increase the Revolving Credit Facility by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions.

At the Company’s election, the borrowings under the Revolving Credit Facility bear interest at either (1) a rate per annum equal to the highest of Truist’s prime rate or 0.5% in excess of the Federal Funds Rate or 1.0% in excess of one-month LIBOR (the "Base Rate"), plus an applicable margin, or (2) the one, two, three, or six-month per annum LIBOR for deposits in the applicable currency (the "Eurocurrency Rate"), as selected by the Company, plus an applicable margin. The applicable margin for Eurocurrency Rate loans depends on the Company’s funded debt leverage ratio and varies from 1.50% to 1.75%. The applicable margin for Base Rate loans depends on the Company’s funded debt leverage ratio and varies from 0.50% to 0.75%. Commitment fees and letter of credit fees are also payable under the Revolving Credit Facility. Principal is payable in full at maturity on October 28, 2023, and there are no scheduled principal payments prior to maturity. The Company is required to pay a commitment fee ranging between 20 and 30 basis points per annum of the average daily unused portion of the Revolving Credit Facility, depending on the Company’s funded debt leverage ratio. The obligations under the Revolving Credit Facility are guaranteed by each of the Company’s subsidiaries.

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

As of June 30, 2022, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three and six months ended June 30, 2022.

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

We are in the process of more completely unifying the Company under a single platform strategy that will serve as the foundation for the entire enterprise. By enabling our applications through a common technology platform known as hStream, we believe that stand-alone applications, which already provide a powerful value proposition, will begin to leverage each other to more efficiently and effectively empower our customers to manage their organizations and improve their outcomes. As we continue to achieve this goal of orienting multiple applications in relation to a single technology platform, distinctions between our current reporting segments of Workforce Solutions and Provider Solutions may become less applicable, or even obsolete, in terms of how we operate and report on the Company's business. At the current time, what we characterize and report on as Workforce Solutions products are used by healthcare organizations to meet a broad range of their clinical development, learning and performance, certification, scheduling, safety and compliance, and competency assessment needs. Provider Solutions products are used by healthcare organizations for provider credentialing, privileging, and enrollment needs. HealthStream’s primary customers include healthcare organizations and other participants in the healthcare industry.

Significant financial metrics for the second quarter of 2022 are set forth in the bullets below.

•	Revenues of $65.6 million in the second quarter of 2022, up 1% from $64.8 million in the second quarter of 2021.

•	Operating income of $3.0 million in the second quarter of 2022, down 14% from $3.4 million in the second quarter of 2021.

•	Net income of $3.1 million in the second quarter of 2022, up 26% from $2.4 million in the second quarter of 2021.

•	Earnings per share (“EPS”) of $0.10 per share (diluted) in the second quarter of 2022 compared to $0.08 per share (diluted) in the second quarter of 2021.

•	Adjusted EBITDA[1] of $13.1 million in the second quarter of 2022, down 10% from $14.5 million in the second quarter of 2021.
[1]

Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income and disclosure regarding why we believe adjusted EBITDA provides useful information to investors is included later in this report.

COVID-19 Pandemic and Other Recent Developments

While the COVID-19 pandemic persists and remains a cause of uncertainty and potential volatility, public health conditions related to the pandemic have generally stabilized at the current time in the United States, and the impact of the pandemic on general economic conditions in the United States appears to have decreased. As the inflow of COVID patients with respect to healthcare organizations has become more manageable, certain areas of our business, such as our compliance and learning solutions, have begun to return to and, in some cases, even eclipse pre-pandemic norms. However, other parts of our business have continued to be negatively impacted by the ongoing impacts of the pandemic as well as current economic conditions. One of the more pronounced after-effects for our healthcare customers involves staffing challenges, including labor shortages and increased labor and staffing costs. In some instances, we believe that the pressures associated with these challenges continue to result in delayed sales for certain of our products, particularly those that are more elective in nature. However, we have recently begun to observe an increase in sales engagement with customers through both in-person and virtual meetings when compared to the height of the pandemic. Ultimately, we believe that our product offerings are well-positioned to help our healthcare customers successfully manage issues associated with onboarding, training, developing, engaging, and retaining employees—nurses in particular—and we remain dedicated to helping our customers overcome the challenges associated with the pandemic and ongoing economic conditions.

During the height of the pandemic, including in 2021, we experienced delayed and reduced bookings and renewals due to the pandemic. Given that we sell multiple year subscriptions to our solutions, the revenue impact of lost or delayed sales in a given period generally does not manifest until future periods, just as the revenue we recognize in a given period is generally the result of sales from a prior period. We believe that the delay in bookings from the height of the pandemic negatively impacted our revenue growth in the first half of 2022, and, to a lesser extent, will continue to negatively impact our revenue at least through the third quarter of 2022 and potentially throughout the remainder of the year. However, we also experienced increased bookings in the first half of 2022, which we believe will begin to benefit revenue that we will recognize in the latter half of 2022.

In addition, the U.S. economy has been experiencing various challenges, including recessionary concerns, ongoing inflation, significant disruptions to global supply networks, and challenging labor market conditions. In this regard, we have recently experienced, and believe that many of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with current inflationary pressures. These conditions impacting the U.S. economy and our customers in the healthcare industry may adversely impact our business and results of operations. However, as discussed above, we also believe that our product offerings are well positioned to help customers mitigate some of the negative impacts otherwise associated with current labor challenges as we continue to fulfill our vision of improving healthcare by developing the people who provide care.

Key Business Metrics

Our management utilizes the following financial and non-financial metrics in connection with managing our business.

•

Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations and, prior to the adoption of ASU 2021-08 on January 1, 2022, reflects deferred revenue write-downs associated with fair value accounting for acquired businesses. Revenues, net, were $65.6 million and $131.0 million for the three and six months ended June 30, 2022, respectively, compared to $64.8 million and $128.3 million for the three and six months ended June 30, 2021, respectively. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Operating Income. Operating income represents the amount of profit realized from our operations and is calculated as the difference between revenues, net and operating costs and expenses. Operating income was $3.0 million and $7.0 million for the three and six months ended June 30, 2022, respectively, compared to $3.4 million and $6.7 million for the three and six months ended June 30, 2021, respectively. Management utilizes operating income in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of profitability.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash and non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, short-term cash incentive bonuses and certain performance-based equity award grants are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $13.1 million and $27.1 million for the three and six months ended June 30, 2022, respectively, compared to $14.5 million and $28.1 million for the three and six months ended June 30, 2021, respectively.

•

hStream Subscriptions. hStream subscriptions are determined as the number of subscriptions under contract for hStream, our emerging technology platform that enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content. Management utilizes hStream subscriptions in connection with managing our business and believes that this metric provides useful information to investors as a measure of our progress in growing the value of our customer base. At June 30, 2022, we had approximately 5.30 million contracted subscriptions to hStream, compared to 4.52 million as of June 30, 2021.

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues, net. Revenues increased approximately $0.8 million, or 1%, to $65.6 million for the three months ended June 30, 2022 from $64.8 million for the three months ended June 30, 2021.

A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended June 30,
Revenues by Business Segment:	2022	2021	Percentage Change
Workforce Solutions	$52,474	$52,158	1%
Provider Solutions	13,164	12,658	4%
Total revenues, net	$65,638	$64,816	1%

% of Revenues
Workforce Solutions	80%	80%
Provider Solutions	20%	20%

Revenues for Workforce Solutions increased $0.3 million, or 1%, to $52.5 million for the three months ended June 30, 2022, from $52.2 million for the three months ended June 30, 2021. The Workforce Solutions segment experienced growth in several product categories, including contributions from recent acquisitions, partially offset by declines from the legacy resuscitation business of $0.9 million, as well as lower installed software license sales from the legacy portion of our Scheduling application suite.

Revenues for Provider Solutions increased $0.5 million, or 4%, to $13.2 million for the three months ended June 30, 2022, from $12.7 million for the three months ended June 30, 2021. Revenue growth was primarily attributable to new subscription revenues.

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues decreased $0.5 million, or 2%, to $22.2 million for the three months ended June 30, 2022, from $22.7 million for the three months ended June 30, 2021. Cost of revenues as a percentage of revenues was 34% and 35% for the three months ended June 30, 2022 and 2021, respectively.

Cost of revenues for Workforce Solutions decreased $1.0 million to $17.7 million for the three months ended June 30, 2022, compared to the prior year period and approximated 34% and 36% of revenues for Workforce Solutions for the three months ended June 30, 2022 and 2021, respectively. The decrease is primarily attributable to a lower royalties payable by us related to legacy resuscitation products, consistent with the reduction in these revenues. Cost of revenues for Provider Solutions increased $0.5 million to $4.5 million for the three months ended June 30, 2022, compared to the prior year period and approximated 34% and 31% of Provider Solutions revenues for the three months ended June 30, 2022 and 2021, respectively. The increase in amount is primarily associated with an increase in personnel, hosting, and software costs during the three months ended June 30, 2022.

Product Development. Product development expenses increased $0.3 million, or 2%, to $10.6 million for the three months ended June 30, 2022, from $10.3 million for the three months ended June 30, 2021. Product development expenses as a percentage of revenues were 16% for both the three months ended June 30, 2022 and 2021.

Product development expenses for Workforce Solutions decreased $8,000 to $8.8 million for the three months ended June 30, 2022, compared to the prior year period and approximated 17% of revenues for Workforce Solutions for both the three months ended June 30, 2022 and 2021. Personnel expenses and contract labor costs increased over the prior year, but were partially offset by an increase in labor capitalized for internally developed software. Product development expenses for Provider Solutions increased $0.3 million to $1.8 million for the three months ended June 30, 2022, compared to the prior year period and approximated 13% and 12% of revenues for Provider Solutions for the three months ended June 30, 2022 and 2021, respectively. The increase in product development expenses is primarily due to an increase in personnel costs compared to the prior year period.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $1.4 million, or 15%, to $10.9 million for the three months ended June 30, 2022, from $9.5 million for the three months ended June 30, 2021. Sales and marketing expenses were 17% and 15% of revenues for the three months ended June 30, 2022 and 2021, respectively.

Sales and marketing expenses for Workforce Solutions increased $1.3 million to $8.8 million for the three months ended June 30, 2022, compared to the prior year period and approximated 17% and 14% of revenues for Workforce Solutions for the three months ended June 30, 2022 and 2021, respectively. The increase is primarily due to increases in personnel expenses, contract labor, marketing expenses, travel expense, and sales commissions. Sales and marketing expenses for Provider Solutions increased $0.2 million to $1.8 million for the three months ended June 30, 2022, compared to the prior year period and approximated 14% and 13% of revenues for Provider Solutions for the three months ended June 30, 2022 and 2021, respectively. The increase is primarily due to an increase in personnel expenses, increased software costs, the return of travel expense, and increased sales commissions. The unallocated corporate portion of sales and marketing expenses decreased $0.1 million to $0.3 million for the three months ended June 30, 2022, compared to the prior year period, primarily due to a reduction in personnel costs and marketing expenses.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.2 million, or 2%, to $9.6 million for the three months ended June 30, 2022, from $9.8 million for the three months ended June 30, 2021. Other general and administrative expenses were 15% of revenues for both the three months ended June 30, 2022 and 2021.

Other general and administrative expenses for Workforce Solutions decreased $0.5 million to $2.5 million for the three months ended June 30, 2022, compared to the prior year period and approximated 5% and 6% of Workforce Solutions revenues for the three months ended June 30, 2022 and 2021, respectively. The decrease is primarily due to reductions in facilities costs associated with closing certain leased satellite offices and a decrease in contract labor. Other general and administrative expenses for Provider Solutions increased $0.1 million to $1.0 million for the three months ended June 30, 2022, compared to the prior year period and approximated 7% of Provider Solutions revenues for both the three months ended June 30, 2022 and 2021. The unallocated corporate portion of other general and administrative expenses increased $0.2 million to $6.1 million for the three months ended June 30, 2022, compared to the prior year period primarily due to increases in software expense and employee recruitment expenses.

Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 3%, to $9.4 million for the three months ended June 30, 2022, from $9.1 million for the three months ended June 30, 2021. This increase is primarily a result of an increase in amortization associated with capitalized software.

Other Income (Loss), Net. Other income (loss), net was income of $0.7 million for the three months ended June 30, 2022, compared to a loss of $65,000 for the three months ended June 30, 2021. The increase is primarily a result of the $0.9 million gain recorded due to the change in fair value of our previously held minority interest in CloudCME that was remeasured upon acquiring the remaining ownership interest of CloudCME during the three months ended June 30, 2022.

Income Tax Provision. The Company recorded a provision for income taxes of $0.5 million for the three months ended June 30, 2022, compared to $0.9 million the three months ended June 30, 2021. The Company’s effective tax rate was 15% for the three months ended June 30, 2022, compared to 27% for the three months ended June 30, 2021. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. During the three months ended June 30, 2022, the Company recorded discrete tax benefits of $0.2 million, which consisted primarily of a $0.2 million tax benefit associated with a nontaxable gain of $0.9 million recognized from the change in fair value of our previously held minority interest in CloudCME, LLC.

Net Income. Net income was $3.1 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively. Earnings per share (EPS) was $0.10 per share (diluted) and $0.08 per share (diluted) for the three months ended June 30, 2022 and 2021, respectively.

Adjusted EBITDA was $13.1 million for the three months ended June 30, 2022, compared to $14.5 million for the three months ended June 30, 2021. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measures under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenues, net. Revenues increased approximately $2.7 million, or 2%, to $131.0 million for the six months ended June 30, 2022 from $128.3 million for the six months ended June 30, 2021.

A comparison of revenues by business segment is as follows (in thousands):

	Six Months Ended June 30,
Revenues by Business Segment:	2022	2021	Percentage Change
Workforce Solutions	$104,513	$103,405	1%
Provider Solutions	26,492	24,879	6%
Total revenues, net	$131,005	$128,284	2%

% of Revenues
Workforce Solutions	80%	81%
Provider Solutions	20%	19%

Revenues for Workforce Solutions increased $1.1 million, or 1%, over the first six months of 2021. Contributions from recent acquisitions and growth in other workforce solutions more than offset the expected decline in revenues from legacy resuscitation products of $2.6 million.

Revenues for Provider Solutions increased $1.6 million, or 6%, over the first six months of 2021. Revenue growth was primarily attributable to new subscription revenues.

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues decreased $1.3 million, or 3%, to $44.2 million for the six months ended June 30, 2022, from $45.5 million for the six months ended June 30, 2021. Cost of revenues as a percentage of revenues was 34% and 35% for the six months ended June 30, 2022 and 2021, respectively.

Cost of revenues for Workforce Solutions decreased $2.2 million to $35.3 million and approximated 34% and 36% of revenues for Workforce Solutions for the six months ended June 30, 2022 and 2021, respectively. The decrease in amount is primarily attributable to a lower royalties payable by us related to legacy resuscitation products, consistent with the reduction in these revenues. Cost of revenues for Provider Solutions increased $0.9 million to $8.9 million and approximated 34% and 32% of Provider Solutions revenues for the six months ended June 30, 2022 and 2021, respectively. The increase in amount is primarily associated with an increase in personnel costs, hosting, and software expense during the six months ended June 30, 2022.

Product Development. Product development expenses increased $1.1 million, or 6%, to $21.0 million for the six months ended June 30, 2022 from $19.9 million for the six months ended June 30, 2021. Product development expenses as a percentage of revenues were 16% and 15% of revenues for the six months ended June 30, 2022 and 2021, respectively.

Product development expenses for Workforce Solutions increased $0.6 million to $17.7 million and approximated 17% and 16% of revenues for Workforce Solutions for the six months ended June 30, 2022 and 2021, respectively. The increase is primarily associated with an increase in personnel costs, partially related to recent acquisitions, and contract labor, which was partially offset by an increase in labor capitalized for internally developed software. Additionally, the six months ended June 30, 2021 included a non-recurring, non-cash benefit related to the reduction of paid time off ("PTO") expense as a result of modifications to the Company's PTO policy. Product development expenses for Provider Solutions increased $0.5 million to $3.3 million and approximated 13% and 11% of revenues for Provider Solutions for the six months ended June 30, 2022 and 2021, respectively. The increase is primarily due to an increase in personnel costs.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $2.8 million, or 15%, to $21.3 million for the six months ended June 30, 2022 from $18.5 million for the six months ended June 30, 2021. Sales and marketing expenses were 16% and 14% of revenues for the six months ended June 30, 2022 and 2021, respectively.

Sales and marketing expenses for Workforce Solutions increased $2.6 million to $17.2 million and approximated 16% and 14% of revenues for Workforce Solutions for the six months ended June 30, 2022 and 2021, respectively. The increase is primarily associated with increases in personnel costs, sales commissions, travel, and marketing expenses. Sales and marketing expenses for Provider Solutions increased $0.4 million to $3.6 million and approximated 13% of revenues for Provider Solutions for both the six months ended June 30, 2022 and 2021. The increase in amount is a result of increased personnel costs, software costs, travel, and sales commissions. The unallocated portion of sales and marketing expenses decreased $0.2 million to $0.5 million compared to the prior year period primarily due to a decrease in personnel costs and marketing expenses.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.6 million, or 3%, to $18.8 million for the six months ended June 30, 2022 from $19.4 million for the six months ended June 30, 2021. Other general and administrative expenses as a percentage of revenues were 14% and 15% of revenues for the six months ended June 30, 2022 and 2021, respectively.

Other general and administrative expenses for Workforce Solutions decreased $1.5 million to $4.6 million and approximated 4% and 6% of revenues for Workforce Solutions for the six months ended June 30, 2022 and 2021, respectively. The decrease is primarily due to reductions in facilities costs associated with closing certain leased satellite offices, lower transition service costs associated with prior acquisitions, including with regard to the end of our transition services agreement with Change Healthcare, which related to our acquisition of the Scheduling and Capacity Management business, and a decrease in contract labor. Other general and administrative expenses for Provider Solutions increased $0.3 million to $1.9 million and approximated 7% of revenues for Provider Solutions for both the six months ended June 30, 2022 and 2021. The increase in amount is primarily due to increased personnel costs. The unallocated corporate portion of other general and administrative expenses increased $0.6 million to $12.3 million compared to the first six months of 2021 primarily due to increased employee recruitment expenses as well as software expenses over the prior year period.

Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million, or 2%, to $18.7 million for the six months ended June 30, 2022, from $18.3 million for the six months ended June 30, 2021. This increase is primarily a result of an increase in amortization associated with capitalized software.

Other Income (Loss), Net. Other income (loss), net was income of $0.4 million for the six months ended June 30, 2022, compared to a loss of $0.2 million for the six months ended June 30, 2021. The increase is primarily a result of the $0.9 million gain recorded due to the change in fair value of our previously held minority interest in CloudCME that was remeasured upon acquiring the remaining ownership interest of CloudCME during the six months ended June 30, 2022.

Income Tax Provision. The Company recorded a provision for income taxes of $1.4 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate was 19% for the six months ended June 30, 2022, compared to 28% for the six months ended June 30, 2021. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. During the six months ended June 30, 2022, the Company recorded discrete tax benefits of $0.1 million, which consisted primarily of a $0.2 million tax benefit associated with a nontaxable gain of $0.9 million recognized from the change in fair value of our previously held minority interest in CloudCME, LLC. This tax benefit was partially offset by $0.1 million of excess tax deficiencies associated with stock-based awards. During the six months ended June 30, 2021, the Company recorded discrete tax expense a $0.2 million primarily related to purchase accounting adjustments and the impact of a state tax rate change enacted during the period.

Net Income. Net income was approximately $6.0 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively. Earnings per share (EPS) was $0.19 per share (diluted) and $0.15 per share (diluted) for the six months ended June 30, 2022 and 2021, respectively.

Adjusted EBITDA decreased $1.0 million to $27.1 million for the six months ended June 30, 2022, compared to $28.1 million for the six months ended June 30, 2021. This decrease resulted from the factors mentioned above. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA to the most directly comparable measure under US GAAP.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP net income	$3,083	$2,441	$5,976	$4,732
Deferred revenue write-down	83	1,231	177	2,852
Interest income	(16)	(22)	(31)	(40)
Interest expense	33	33	65	65
Income tax provision	549	925	1,415	1,847
Stock-based compensation expense	917	782	1,691	1,398
Depreciation and amortization	9,420	9,149	18,742	18,302
Change in fair value of non-marketable equity investments	(943)	—	(943)	—
Non-cash paid time off expense	—	—	—	(1,011)
Adjusted EBITDA	$13,126	$14,539	$27,092	$28,145

Liquidity and Capital Resources

Net cash provided by operating activities increased by $3.7 million to $28.0 million during the six months ended June 30, 2022, from $24.3 million during the six months ended June 30, 2021. This increase was primarily due to lower royalties paid by us compared to the prior year period and was partially offset by lower cash receipts and increased labor costs. Our days sales outstanding ("DSO") was 45 days for the second quarter of 2022 compared to 43 days for the second quarter of 2021. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was $14.0 million for the six months ended June 30, 2022, compared to $10.6 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company spent $3.9 million to acquire the remaining ownership interest in CloudCME on a net cash basis and spent $62,000 related to post-closing adjustments for prior acquisitions for a net cash outflow of $4.0 million for business combinations, invested in marketable securities of $2.0 million, made payments for capitalized software development of $11.8 million, and purchased property and equipment of $1.2 million. These uses of cash were partially offset by $5.0 million in maturities of marketable securities. During the six months ended June 30, 2021, the Company spent $2.0 million to acquire ComplyALIGN and on a net cash basis received $1.3 million of proceeds upon settling post-closing adjustments related to ANSOS and ShiftWizard acquisitions for a net cash outflow of $0.7 million for business combinations, invested in marketable securities of $5.2 million, made payments for capitalized software development of $10.3 million, purchased property and equipment of $2.4 million, and invested $1.8 million in non-marketable equity investments. These uses of cash were partially offset by $9.7 million in maturities of marketable securities.

Net cash used in financing activities was approximately $23.6 million for the six months ended June 30, 2022, compared to $0.4 million for the six months ended June 30, 2021. The uses of cash for the six months ended June 30, 2022 included $23.1 million for repurchases of common stock and $0.5 million for the payment of employee payroll taxes in relation to the vesting of restricted share units. The uses of cash for the six months ended June 30, 2021 primarily included $0.4 million for the payment of employee payroll taxes in relation to the vesting of restricted share units.

Our balance sheet reflects negative working capital of $9.6 million at June 30, 2022, compared to positive working capital of $6.5 million at December 31, 2021. The decrease in working capital is primarily a result of a reduction in cash to fund the acquisition of CloudCME, repurchases of common stock and an increase in deferred revenue. The Company’s primary source of liquidity as of June 30, 2022 was $37.2 million of cash and cash equivalents and $2.0 million of marketable securities. The Company also has a $65.0 million revolving credit facility, all of which was available for additional borrowing at June 30, 2022. The revolving credit facility expires on October 28, 2023, unless earlier renewed or amended.

On November 30, 2021, the Company's Board of Directors authorized a share repurchase program to repurchase up to $20.0 million of the Company's outstanding shares of common stock. The share repurchase program concluded on March 8, 2022, when the maximum dollar amount authorized under the program was expended. Under this program, the Company repurchased a total of 853,023 shares in open market purchases at an aggregate value of $20.0 million, reflecting an average price per share of $23.45 (excluding the cost of broker commissions). During the six months ended June 30, 2022, the Company repurchased 649,739 shares pursuant to this share repurchase program at an aggregate fair value of $14.9 million, based on an average price per share of $22.92 (excluding the cost of broker commissions).

On March 14, 2022, the Company's Board of Directors approved an expansion of the Company's share repurchase program by authorizing the repurchase of up to an additional $10.0 million of the Company's outstanding shares of common stock. The share repurchase program is scheduled to terminate on the earlier of March 13, 2023, or when the maximum dollar amount has been expended. During the six months ended June 30, 2022, the Company repurchased 402,050 shares pursuant to this share repurchase program at an aggregate fair value of $8.1 million, based on an average price per share of $20.19 (excluding the cost of broker commissions).

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, and capital expenditures for at least the next 12 months and for the foreseeable future thereafter.

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of June 30, 2022, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of June 30, 2022, and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $39.2 million at June 30, 2022. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $6,000.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the second quarter of 2022 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Company’s acquisition of the remaining ownership interest of CloudCME as set forth above, the Company issued 208,567 shares of the Company’s common stock at the closing of such acquisition on May 18, 2022, which shares had a value of $4.1 million at the closing. These shares were issued to CloudCME's founder Karl Wilkens as partial payment of the purchase price to Mr. Wilkens in exchange for his ownership interest as noted above. These shares were issued in a private placement in reliance upon the exemption set forth in Section 4(a)(2) of the Securities Act.

On March 14, 2022, the Company announced an expansion of the share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to an additional $10.0 million of its common stock. Pursuant to this authorization, repurchases may be made in the open market, including under a Rule 105b-1 plan, through privately negotiated transactions, or otherwise. Under this program, during the first six months of 2022 the Company repurchased 402,050 shares at an aggregate fair value of $8.1 million, reflecting an average price per share of $20.19 (excluding the cost of broker commissions). In addition, any future repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program is scheduled to terminate on the earlier of March 13, 2023 or when the maximum dollar amount has been expended.

The table below sets forth activity under the stock repurchase plan for the three months ended June 30, 2022.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (April 1 - April 30)	126,765	$19.88	126,765	$2,500,020
Month #2 (May 1 - May 31)	26,722	18.98	26,722	1,992,953
Month #3 (June 1 - June 30)	5,916	18.98	5,916	1,880,642
Total	159,403	$19.70	159,403	$1,880,642

(1)	The weighted average price paid per share of common stock does not include the cost of broker commissions.

Item 6. Exhibits

(a)	Exhibits

10.1 (1)	HealthStream, Inc. 2022 Omnibus Incentive Plan
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL
Management contract of compensatory plan or arrangement
(1)	Incorporated by reference from exhibit 10.1 filed on our Current Report on Form 8-K dated May 31, 2022.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

July 28, 2022	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer