Form 10-Q
period 2022-09-30
HEALTHSTREAM INC
filed 2022-10-27
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of October 24, 2022, there were 30,573,066 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$48,257	$46,905
Marketable securities	3,587	5,041
Accounts receivable, net of allowance for doubtful accounts of $661 and $853 at September 30, 2022 and December 31, 2021, respectively	26,427	30,308
Accounts receivable - unbilled	6,243	4,612
Prepaid royalties, net of amortization	9,261	9,155
Other prepaid expenses and other current assets	10,576	10,824
Total current assets	104,351	106,845

Property and equipment, net of accumulated depreciation of $21,262 and $17,999 at September 30, 2022 and December 31, 2021, respectively	15,658	17,950
Capitalized software development, net of accumulated amortization of $100,024 and $86,097 at September 30, 2022 and December 31, 2021, respectively	35,537	32,412
Operating lease right of use assets, net	23,343	25,168
Goodwill	188,367	182,501
Customer-related intangibles, net of accumulated amortization of $52,204 and $45,615 at September 30, 2022 and December 31, 2021, respectively	62,571	68,803
Other intangible assets, net of accumulated amortization of $21,054 and $16,752 at September 30, 2022 and December 31, 2021, respectively	18,950	20,402
Deferred tax assets	601	601
Deferred commissions	26,377	24,012
Non-marketable equity investments	4,644	7,043
Other assets	798	1,016
Total assets	$481,197	$486,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,196	$21,497
Accrued royalties	5,609	5,037
Deferred revenue	77,585	73,816
Total current liabilities	105,390	100,350

Deferred tax liabilities	18,761	18,146
Deferred revenue, noncurrent	1,264	1,583
Operating lease liability, noncurrent	24,041	26,178
Other long term liabilities	1,459	1,477
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 30,573 and 31,327 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	253,934	270,791
Retained earnings	77,764	68,122
Accumulated other comprehensive (loss) income	(1,416)	106
Total shareholders’ equity	330,282	339,019
Total liabilities and shareholders’ equity	$481,197	$486,753

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues, net	$67,285	$64,091	$198,290	$192,374
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	23,374	22,585	67,606	68,053
Product development	11,476	10,344	32,470	30,205
Sales and marketing	11,365	10,232	32,652	28,713
Other general and administrative expenses	9,096	10,004	27,856	29,445
Depreciation and amortization	9,592	9,141	28,334	27,443
Total operating costs and expenses	64,903	62,306	188,918	183,859

Operating income	2,382	1,785	9,372	8,515

Other income (loss), net	2,543	(99)	2,945	(250)

Income before income tax provision	4,925	1,686	12,317	8,265
Income tax provision	1,259	186	2,675	2,033
Net income	$3,666	$1,500	$9,642	$6,232

Net income per share:
Basic	$0.12	$0.05	$0.31	$0.20
Diluted	$0.12	$0.05	$0.31	$0.20

Weighted average shares of common stock outstanding:
Basic	30,570	31,558	30,672	31,538
Diluted	30,662	31,684	30,717	31,609

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$3,666	$1,500	$9,642	$6,232

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(1,017)	(470)	(1,521)	107
Unrealized gain (loss) on marketable securities	3	(1)	(1)	7
Total other comprehensive (loss) income	(1,014)	(471)	(1,522)	114
Comprehensive income	$2,652	$1,029	$8,120	$6,346

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2022
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2021	31,327	$270,791	$68,122	$106	$339,019
Net income	—	—	2,893	—	2,893
Comprehensive income	—	—	—	272	272
Stock-based compensation	—	774	—	—	774
Common stock issued under stock plans, net of shares withheld for employee taxes	83	(497)	—	—	(497)
Repurchase of common stock	(892)	(19,889)	—	—	(19,889)
Balance at March 31, 2022	30,518	$251,179	$71,015	$378	$322,572
Net income	—	—	3,083	—	3,083
Comprehensive loss	—	—	—	(780)	(780)
Issuance of common stock in acquisition	209	4,084			4,084
Stock-based compensation	—	917	—	—	917
Common stock issued under stock plans, net of shares withheld for employee taxes	2	(1)	—	—	(1)
Repurchase of common stock	(159)	(3,143)	—	—	(3,143)
Balance at June 30, 2022	30,570	$253,036	$74,098	$(402)	$326,732
Net income	—	—	3,666	—	3,666
Comprehensive loss	—	—	—	(1,014)	(1,014)
Stock-based compensation	—	918	—	—	918
Common stock issued under stock plans, net of shares withheld for employee taxes	3	(20)	—	—	(20)
Balance at September 30, 2022	30,573	$253,934	$77,764	$(1,416)	$330,282

	Nine Months Ended September 30, 2021
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at December 31, 2020	31,493	$271,784	$62,277	$1	$334,062
Net income	—	—	2,291	—	2,291
Comprehensive income	—	—	—	234	234
Stock-based compensation	—	616	—	—	616
Common stock issued under stock plans, net of shares withheld for employee taxes	60	(399)	—	—	(399)
Balance at March 31, 2021	31,553	$272,001	$64,569	$235	$336,805
Net income	—	—	2,441	—	2,441
Comprehensive income	—	—	—	351	351
Stock-based compensation	—	782	—	—	782
Common stock issued under stock plans, net of shares withheld for employee taxes	1	—	—	—	—
Balance at June 30, 2021	31,554	$272,783	$67,010	$586	$340,379
Net income	—	—	1,500	—	1,500
Comprehensive loss	—	—	—	(471)	(471)
Stock-based compensation	—	862	—	—	862
Common stock issued under stock plans, net of shares withheld for employee taxes	8	(72)	—	—	(72)
Balance at September 30, 2021	31,562	$273,573	$68,510	$115	$342,198

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$9,642	$6,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,334	27,443
Stock-based compensation	2,609	2,260
Amortization of deferred commissions	7,826	6,900
Provision for credit losses	400	99
Deferred income taxes	1,225	2,066
Gain on sale of fixed assets	(25)	—
Loss on non-marketable equity investments	621	258
Non-cash paid time off expense	—	(1,011)
Change in fair value of non-marketable equity investments	(3,596)	—
Other	30	132
Changes in operating assets and liabilities:
Accounts and unbilled receivables	2,273	13,907
Prepaid royalties	(106)	(162)
Other prepaid expenses and other current assets	709	1,335
Deferred commissions	(10,192)	(9,854)
Other assets	219	(278)
Accounts payable and accrued expenses	942	(3,062)
Accrued royalties	572	(3,606)
Deferred revenue	1,597	(6,223)
Net cash provided by operating activities	43,080	36,436

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(4,009)	(731)
Proceeds from maturities of marketable securities	7,025	9,931
Purchases of marketable securities	(5,601)	(5,223)
Payments to acquire equity method investments	—	(1,750)
Payments associated with capitalized software development	(17,392)	(16,577)
Proceeds from sale of fixed assets	26	—
Proceeds from sale of non-marketable equity investments	3,494	—
Purchases of property and equipment	(1,570)	(2,602)
Net cash used in investing activities	(18,027)	(16,952)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(518)	(471)
Repurchases of common stock	(23,137)	—
Payment of cash dividends	—	(19)
Net cash used in financing activities	(23,655)	(490)

Effect of exchange rate changes on cash and cash equivalents	(46)	(101)
Net increase in cash and cash equivalents	1,352	18,893
Cash and cash equivalents at beginning of period	46,905	36,566
Cash and cash equivalents at end of period	$48,257	$55,459

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Recently Adopted

In  October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as if it had originated the contracts. This approach differs from the previous requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The standard is effective for the first interim period within annual reporting periods beginning after  December 15, 2022 and early adoption is permitted. The Company early adopted this ASU on  January 1, 2022, and the impact of the new standard is dependent on the magnitude of future acquisitions but has not had a material impact to date. The standard does not impact contract assets or liabilities from business combinations that occurred prior to the adoption date.

3. REVENUE RECOGNITION AND SALES COMMISSIONS

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services.

Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$52,347	$11,720	$64,067	$153,871	$34,742	$188,613
Professional services	1,716	1,502	3,218	4,705	4,972	9,677
Total revenues, net	$54,063	$13,222	$67,285	$158,576	$39,714	$198,290

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Business Segments	Workforce Solutions	Provider Solutions	Consolidated	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$49,729	$10,973	$60,702	$150,239	$32,475	$182,714
Professional services	1,426	1,963	3,389	4,320	5,340	9,660
Total revenues, net	$51,155	$12,936	$64,091	$154,559	$37,815	$192,374

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended September 30, 2022 and 2021, the Company recognized a reduction of $44,000 and a charge of $96,000 in impairment losses on receivables and contract assets arising from the Company's contracts with customers, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized $0.4 million and $0.1 million in impairment losses on receivables and contract assets arising from the Company’s contracts with customers, respectively.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three months ended  September 30, 2022 and 2021, we recognized revenues of approximately $39.9 million and $39.4 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. During the nine months ended September 30, 2022 and 2021, we recognized $67.9 million and $59.3 million of revenue from amounts included in deferred revenues at the beginning of the respective periods. As of September 30, 2022, approximately $473 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. We expect to recognize revenue related to approximately 44% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Under ASC 606, costs to acquire contracts with customers, such as the initial sales commission payment and associated payroll taxes, are capitalized in the period a customer contract is entered into and are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. Capitalized contract costs are included in deferred commissions in the accompanying Condensed Consolidated Balance Sheets. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of approximately three years. The Company recorded amortization of deferred commissions of approximately $2.8 million and $2.4 million for the three months ended September 30, 2022 and 2021, and $7.8 million and $6.9 million for the nine months ended September 30, 2022 and 2021, respectively, which is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended September 30, 2022 and 2021, the Company recorded a provision for income taxes of approximately $1.3 million and $0.2 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded a provision for income taxes of $2.7 million and $2.0 million, respectively. The Company’s effective tax rate was 22% and 25% for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences. The Company recognizes excess tax benefits and tax deficiencies associated with stock-based awards as a component of its provision for income taxes. During the nine months ended September 30, 2022, the Company recorded discrete tax benefits of $16,000, which consisted primarily of a $0.3 million tax benefit associated with a nontaxable gain of $0.9 million recognized from the change in fair value of our previously held minority interest in CloudCME, LLC as well as a $0.1 million tax benefit for changes in estimated tax credits. This tax benefit was partially offset by $0.3 million of tax expense related to uncertain tax positions and $0.1 million of excess tax deficiencies associated with stock-based awards. During the nine months ended September 30, 2021, the Company recorded discrete tax expense of $0.2 million related to purchase accounting adjustments, the impact of a state tax rate changes enacted during the period, and changes in estimated tax credits.

5. SHAREHOLDERS’ EQUITY

Stock-Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan and 2022 Omnibus Incentive Plan. The 2022 Omnibus Incentive Plan was approved at the annual meeting of shareholders held on May 26, 2022. The Company accounts for its stock-based compensation plans using the fair-value based method for costs related to share-based payments, including restricted share units (“RSUs”) and stock options. During the nine months ended September 30, 2022, the Company issued 140,473 RSUs subject to service-based time vesting, with a weighted average grant date fair value of $20.31 per share, measured based on the closing fair market value of the Company's stock on the date of the grant. During the nine months ended September 30, 2021, the Company issued 129,906 RSUs subject to service-based time vesting with a weighted average grant date fair value of $23.44 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

During 2018, the Company granted 70,000 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis. The performance criteria and measurement date for the final 21,000 performance-based RSUs is based on 2022 adjusted EBITDA and was established during the nine months ended September 30, 2022 with a grant date fair value of $20.32 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the nine months ended September 30, 2022, the Company issued 91,042 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis in increments of 15%, 20%, 20%, 20%, and 25% based on performance in 2022, 2023, 2024, 2025, and 2026, respectively. The performance criteria for the first-year tranche, or 13,654 of these performance-based RSUs, is based on 2022 adjusted EBITDA. The measurement date for these 13,654 performance-based RSUs was established during the nine months ended September 30, 2022 with a weighted average grant date fair value of $20.29 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established or, in the case of the portion of such performance-based RSUs which were granted contingent upon the approval of the 2022 Omnibus Incentive Plan by the Company's shareholders, the date the 2022 Omnibus Incentive Plan was approved by shareholders of the Company. The performance criteria for the remaining 77,388 performance-based RSUs has not yet been determined and will be established on an annual basis in 2023, 2024, 2025, and 2026, as applicable; therefore, the measurement date for these remaining 77,388 performance-based RSUs cannot be determined until the performance criteria have been established.

Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues (excluding depreciation and amortization)	$44	$31	$126	$82
Product development	151	111	428	329
Sales and marketing	98	76	283	217
Other general and administrative	625	644	1,772	1,632
Total stock-based compensation expense	$918	$862	$2,609	$2,260

Share Repurchase Plan

On  November 30, 2021, the Company's Board of Directors authorized a share repurchase program to repurchase up to $20.0 million of the Company's outstanding shares of common stock. This share repurchase program concluded on  March 8, 2022, when the maximum dollar amount authorized under the program was expended. Under this program, the Company repurchased a total of 853,023 shares through open market purchases at an aggregate value of $20.0 million, reflecting an average price per share of $23.45 (excluding the cost of broker commissions). During the nine months ended September 30, 2022, the Company repurchased 649,739 shares pursuant to this share repurchase program at an aggregate fair value of $14.9 million, based on an average price per share of $22.92 (excluding the cost of broker commissions).

On March 14, 2022, the Company's Board of Directors approved an expansion of the Company's share repurchase program by authorizing the repurchase of up to an additional $10.0 million of the Company's outstanding shares of common stock. The share repurchase expansion program is scheduled to terminate on the earlier of March 13, 2023, or when the maximum dollar amount has been expended. During the nine months ended September 30, 2022, the Company repurchased 402,050 shares at an aggregate fair value of $8.1 million, reflecting an average price per share of $20.19 (excluding the cost of broker commissions). No repurchases occurred during the three months ended September 30, 2022.

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 205,000 and 26,000 for the three months ended September 30, 2022 and 2021, respectively, and 217,000 and 95,000 for the nine months ended September 30, 2022 and 2021, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$3,666	$1,500	$9,642	$6,232
Denominator:
Weighted-average shares outstanding	30,570	31,558	30,672	31,538
Effect of dilutive shares	92	126	45	71
Weighted-average diluted shares	30,662	31,684	30,717	31,609

Net income per share:
Basic	$0.12	$0.05	$0.31	$0.20
Diluted	$0.12	$0.05	$0.31	$0.20

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	September 30, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$998	$—	$—	$998
U.S. government debt securities	2,591	—	(2)	2,589
Total	$3,589	$—	$(2)	$3,587

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$5,043	$—	$(2)	$5,041
Total	$5,043	$—	$(2)	$5,041

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate the fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of September 30, 2022, the Company did not recognize any allowance for credit impairments on its available for sale debt securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

8. BUSINESS COMBINATION

On May 18, 2022, the Company acquired the remaining ownership interest (representing approximately 82% of the outstanding equity interests) of CloudCME, LLC ("CloudCME"), a Nashville-based healthcare technology company offering a SaaS-based application for managing all aspects of continuing education (CME/CE) within a healthcare organization, for approximately $4.0 million in cash and $4.1 million in shares of HealthStream's common stock issued through a private placement at closing. The Company previously held a minority interest in CloudCME of approximately 18%. Of the purchase price paid at closing, $0.3 million is being held in escrow for a period of time following the closing to serve as a source of recovery for certain potential indemnification claims by the Company. Acquisition-related transaction costs were $0.1 million. The acquisition is not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on management’s estimates of fair value. Net assets acquired were $9.6 million. Based on the fair value of assets acquired and liabilities assumed, including intangible assets of $3.8 million, goodwill of $6.8 million was established. The results of operations for CloudCME are included in the Company’s Consolidated Financial Statements from the date of acquisition and are included in the Workforce Solutions segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues, net:	2022	2021	2022	2021
Workforce Solutions	$54,063	$51,155	$158,576	$154,559
Provider Solutions	13,222	12,936	39,714	37,815
Total revenues, net	$67,285	$64,091	$198,290	$192,374
Operating income:
Workforce Solutions	$8,609	$7,732	$26,761	$25,981
Provider Solutions	1,147	1,974	5,159	6,195
Unallocated	(7,374)	(7,921)	(22,548)	(23,661)
Total operating income	$2,382	$1,785	$9,372	$8,515

Segment assets *	September 30, 2022	December 31, 2021
Workforce Solutions	$260,779	$258,864
Provider Solutions	131,720	137,008
Unallocated	88,698	90,881
Total assets	$481,197	$486,753

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

As of September 30, 2022, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three and nine months ended September 30, 2022.

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

Significant financial metrics for the third quarter of 2022 are set forth in the bullets below.

•	Revenues of $67.3 million in the third quarter of 2022, up 5% from $64.1 million in the third quarter of 2021.

•	Operating income of $2.4 million in the third quarter of 2022, up 33% from $1.8 million in the third quarter of 2021.

•

Net income of $3.7 million in the third quarter of 2022, up 144% from $1.5 million in the third quarter of 2021. Net income was positively impacted in the amount of $2.1 million by the gain on the sale of a non-marketable equity investment recognized in the third quarter of 2022.

•

Earnings per share (“EPS”) of $0.12 per share (diluted) in the third quarter of 2022 compared to $0.05 per share (diluted) in the third quarter of 2021. EPS was positively impacted in the amount of $0.07 per share (diluted) by the gain on the sale of a non-marketable equity investment recognized in the third quarter of 2022.

•	Adjusted EBITDA[1] of $12.7 million in the third quarter of 2022, up 2% from $12.5 million in the third quarter of 2021.
[1]

Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income and disclosure regarding why we believe adjusted EBITDA provides useful information to investors is included later in this report.

COVID-19 Pandemic and Other Recent Developments

While the COVID-19 pandemic persists and remains a cause of uncertainty and potential volatility, public health conditions related to the pandemic have generally stabilized at the current time in the United States, and the impact of the pandemic on general economic conditions in the United States appears to have decreased. As the inflow of COVID patients with respect to healthcare organizations has become more manageable, certain areas of our business, such as our compliance and learning solutions, have begun to return to and, in some cases, even eclipse pre-pandemic norms. However, other parts of our business have continued to be negatively impacted by the ongoing impacts of the pandemic as well as current economic conditions. One of the more pronounced after-effects for our healthcare customers involves staffing challenges, including labor shortages and increased labor and staffing costs. In some instances, we believe that the pressures associated with these challenges continue to result in delayed sales for certain of our products, particularly those that are more elective in nature. However, we have begun to observe an increase in sales engagement with customers through both in-person and virtual meetings when compared to the height of the pandemic. Ultimately, we believe that our product offerings are well-positioned to help our healthcare customers successfully manage issues associated with onboarding, training, developing, engaging, and retaining employees—nurses in particular—and we remain dedicated to helping our customers overcome the challenges associated with the pandemic and ongoing economic conditions.

During the height of the pandemic, including in 2021, we experienced delayed and reduced bookings and renewals due to the pandemic. Given that we sell multiple year subscriptions to our solutions, the revenue impact of lost or delayed sales in a given period generally does not manifest until future periods, just as the revenue we recognize in a given period is generally the result of sales from a prior period. We believe that the delay in bookings from the height of the pandemic negatively impacted our revenue growth in the first three quarters of 2022, and, to a lesser extent, will continue to negatively impact our revenue throughout the remainder of the year. However, we also have experienced increased bookings during the nine months ended September 30, 2022, in comparison to the prior year period, which we expect to have a positive impact on revenue during the remainder of 2022.

In addition, the U.S. economy has been experiencing various challenges, including recessionary concerns, ongoing inflation, significant disruptions to global supply networks, and challenging labor market conditions. In this regard, we have recently experienced and believe that many of our customers have experienced increased labor, supply chain, capital, and other expenditures associated with current inflationary pressures. These conditions impacting the U.S. economy and our customers in the healthcare industry have adversely affected, and may continue to adversely impact, our business and results of operations. However, as discussed above, we also believe that our product offerings are well positioned to help customers mitigate some of the negative impacts otherwise associated with current labor challenges as we continue to fulfill our vision to improve the quality of healthcare by developing the people who deliver care.

Key Business Metrics

Our management utilizes the following financial and non-financial metrics in connection with managing our business.

•

Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations and, for businesses acquired prior to the adoption of ASU 2021-08 on January 1, 2022, reflects deferred revenue write-downs associated with fair value accounting for such acquired businesses. Revenues, net, were $67.3 million and $198.3 million for the three and nine months ended September 30, 2022, respectively, compared to $64.1 million and $192.4 million for the three and nine months ended September 30, 2021, respectively. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Operating Income. Operating income represents the amount of profit realized from our operations and is calculated as the difference between revenues, net and operating costs and expenses. Operating income was $2.4 million and $9.4 million for the three and nine months ended September 30, 2022, respectively, compared to $1.8 million and $8.5 million for the three and nine months ended September 30, 2021, respectively. Management utilizes operating income in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of profitability.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash and non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, short-term cash incentive bonuses and certain performance-based equity award grants are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $12.7 million and $39.8 million for the three and nine months ended September 30, 2022, respectively, compared to $12.5 million and $40.6 million for the three and nine months ended September 30, 2021, respectively.

•

hStream Subscriptions. hStream subscriptions are determined as the number of subscriptions under contract for hStream, our emerging technology platform that enables healthcare organizations and their respective workforces to easily connect to and gain value from the growing HealthStream ecosystem of applications, tools, and content. Management utilizes hStream subscriptions in connection with managing our business and believes that this metric provides useful information to investors as a measure of our progress in growing the value of our customer base. At September 30, 2022, we had approximately 5.35 million contracted subscriptions to hStream, compared to 4.92 million as of September 30, 2021.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues, net. Revenues increased approximately $3.2 million, or 5%, to $67.3 million for the three months ended September 30, 2022 from $64.1 million for the three months ended September 30, 2021.

A comparison of revenues by business segment is as follows (in thousands):

	Three Months Ended September 30,
Revenues by Business Segment:	2022	2021	Percentage Change
Workforce Solutions	$54,063	$51,155	6%
Provider Solutions	13,222	12,936	2%
Total revenues, net	$67,285	$64,091	5%

% of Revenues
Workforce Solutions	80%	80%
Provider Solutions	20%	20%

Revenues for Workforce Solutions increased $2.9 million, or 6%, to $54.1 million for the three months ended September 30, 2022, from $51.2 million for the three months ended September 30, 2021. The Workforce Solutions segment experienced growth in several product categories, including contributions from recent acquisitions, but was partially offset by declines from the legacy resuscitation business of $0.4 million.

Revenues for Provider Solutions increased $0.3 million, or 2%, to $13.2 million for the three months ended September 30, 2022, from $12.9 million for the three months ended September 30, 2021. Revenue growth was primarily attributable to new subscription revenues but was partially offset by a $0.5 million decrease in professional services revenue.

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $0.8 million, or 3%, to $23.4 million for the three months ended September 30, 2022, from $22.6 million for the three months ended September 30, 2021. Cost of revenues as a percentage of revenues was 35% for both the three months ended September 30, 2022 and 2021.

Cost of revenues for Workforce Solutions increased $0.2 million to $18.6 million for the three months ended September 30, 2022, compared to the prior year period and approximated 34% and 36% of revenues for Workforce Solutions for the three months ended September 30, 2022 and 2021, respectively. The increase is primarily attributable to increases in personnel, partially related to recent acquisitions, and cloud hosting costs. Cost of revenues for Provider Solutions increased $0.6 million to $4.8 million for the three months ended September 30, 2022, compared to the prior year period and approximated 36% and 33% of Provider Solutions revenues for the three months ended September 30, 2022 and 2021, respectively. The increase in amount is primarily associated with an increase in personnel, cloud hosting, and software costs.

Product Development. Product development expenses increased $1.2 million, or 11%, to $11.5 million for the three months ended September 30, 2022, from $10.3 million for the three months ended September 30, 2021. Product development expenses as a percentage of revenues were 17% and 16% for the three months ended September 30, 2022 and 2021, respectively.

Product development expenses for Workforce Solutions increased $0.9 million to $9.7 million for the three months ended September 30, 2022, compared to the prior year period and approximated 18% and 17% of revenues for Workforce Solutions for the three months ended September 30, 2022 and 2021, respectively. Personnel expenses and contract labor costs increased over the prior year, but were partially offset by an increase in labor capitalized for internally developed software. Product development expenses for Provider Solutions increased $0.3 million to $1.8 million for the three months ended September 30, 2022, compared to the prior year period and approximated 14% and 12% of revenues for Provider Solutions for the three months ended September 30, 2022 and 2021, respectively. The increase in product development expenses is primarily due to an increase in personnel costs compared to the prior year period.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $1.2 million, or 11%, to $11.4 million for the three months ended September 30, 2022, from $10.2 million for the three months ended September 30, 2021. Sales and marketing expenses were 17% and 16% of revenues for the three months ended September 30, 2022 and 2021, respectively.

Sales and marketing expenses for Workforce Solutions increased $1.0 million to $9.2 million for the three months ended September 30, 2022, compared to the prior year period and approximated 17% and 16% of revenues for Workforce Solutions for the three months ended September 30, 2022 and 2021, respectively. The increase is primarily due to increases in personnel and related expenses, sales commissions, and travel expense. The increase was partially offset by a decrease in marketing expense compared to the prior year period. Sales and marketing expenses for Provider Solutions increased $0.2 million to $1.9 million for the three months ended September 30, 2022, compared to the prior year period and approximated 15% and 13% of revenues for Provider Solutions for the three months ended September 30, 2022 and 2021, respectively. The increase is primarily due to increased tradeshow expense, sales commissions, and travel expense. The unallocated corporate portion of sales and marketing expenses decreased $56,000 to $0.3 million for the three months ended September 30, 2022, compared to the prior year period, primarily due to a reduction in personnel costs and marketing expenses.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.9 million, or 9%, to $9.1 million for the three months ended September 30, 2022, from $10.0 million for the three months ended September 30, 2021. Other general and administrative expenses were 14% and 16% of revenues for the three months ended September 30, 2022 and 2021, respectively.

Other general and administrative expenses for Workforce Solutions decreased $0.9 million to $2.0 million for the three months ended September 30, 2022, compared to the prior year period and approximated 4% and 6% of Workforce Solutions revenues for the three months ended September 30, 2022 and 2021, respectively. The decrease is primarily due to reductions in facilities costs associated with closing certain leased satellite offices, a reduction in contract labor, and lower transition service costs associated with prior acquisitions, including with regard to the end of our transition services agreement with Change Healthcare, which related to our acquisition of the Scheduling and Capacity Management business. Other general and administrative expenses for Provider Solutions increased $21,000 to $1.0 million for the three months ended September 30, 2022, compared to the prior year period and approximated 8% of Provider Solutions revenues for both the three months ended September 30, 2022 and 2021. The unallocated corporate portion of other general and administrative expenses decreased $29,000 to $6.0 million for the three months ended September 30, 2022, compared to the prior year period.

Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 5%, to $9.6 million for the three months ended September 30, 2022, from $9.1 million for the three months ended September 30, 2021. This increase is primarily a result of an increase in amortization associated with capitalized software but was partially offset by lower depreciation expense.

Other Income (Loss), Net. Other income (loss), net was income of $2.5 million for the three months ended September 30, 2022, compared to a loss of $99,000 for the three months ended September 30, 2021. The increase is primarily the result of a $2.7 million gain recorded during the three months ended September 30, 2022, upon the sale of a non-marketable equity investment.

Income Tax Provision. The Company recorded a provision for income taxes of $1.3 million for the three months ended September 30, 2022, compared to $0.2 million the three months ended September 30, 2022. The Company’s effective tax rate was 26% for the three months ended September 30, 2022, compared to 11% for the three months ended September 30, 2021. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. During the three months ended September 30, 2022, the Company recorded discrete tax expense of $0.1 million, which consisted primarily of $0.2 million tax expense related to uncertain tax positions. The discrete tax expense was partially offset by a $0.1 million tax benefit for changes in estimated tax credits. During the three months ended September 30, 2021, the Company recorded discrete tax expense of $69,000 primarily related to changes in estimated tax credits.

Net Income. Net income was $3.7 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively. Earnings per share (EPS) was $0.12 per share (diluted) and $0.05 per share (diluted) for the three months ended September 30, 2022 and 2021, respectively. Net income and EPS were positively influenced by the gain from the sale of the non-marketable equity investment mentioned above, which had a positive impact on net income equal to $2.1 million and positive impact on EPS equal to $0.07 per share (diluted) during the three months ended September 30, 2022.

Adjusted EBITDA was $12.7 million for the three months ended September 30, 2022, compared to $12.5 million for the three months ended September 30, 2021. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measures under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues, net. Revenues increased approximately $5.9 million, or 3%, to $198.3 million for the nine months ended September 30, 2022 from $192.4 million for the nine months ended September 30, 2021.

A comparison of revenues by business segment is as follows (in thousands):

	Nine Months Ended September 30,
Revenues by Business Segment:	2022	2021	Percentage Change
Workforce Solutions	$158,576	$154,559	3%
Provider Solutions	39,714	37,815	5%
Total revenues, net	$198,290	$192,374	3%

% of Revenues
Workforce Solutions	80%	80%
Provider Solutions	20%	20%

Revenues for Workforce Solutions increased $4.0 million, or 3%, over the first nine months of 2021. Contributions from recent acquisitions and growth in other workforce solutions more than offset the expected decline in revenues from legacy resuscitation products of $3.1 million.

Revenues for Provider Solutions increased $1.9 million, or 5%, over the first nine months of 2021. Revenue growth was primarily attributable to new subscription revenues but was partially offset by lower revenues from professional services.

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues decreased $0.5 million, or 1%, to $67.6 million for the nine months ended September 30, 2022, from $68.1 million for the nine months ended September 30, 2021. Cost of revenues as a percentage of revenues was 34% and 35% for the nine months ended September 30, 2022 and 2021, respectively.

Cost of revenues for Workforce Solutions decreased $2.1 million to $53.9 million and approximated 34% and 36% of revenues for Workforce Solutions for the nine months ended September 30, 2022 and 2021, respectively. The decrease in amount is primarily attributable to a lower royalties payable by us related to legacy resuscitation products, consistent with the reduction in these revenues, but was partially offset by higher cloud hosting costs and expenses associated with recent acquisitions. Cost of revenues for Provider Solutions increased $1.6 million to $13.7 million and approximated 35% and 32% of Provider Solutions revenues for the nine months ended September 30, 2022 and 2021, respectively. The increase in amount is primarily associated with an increase in personnel costs, cloud hosting, and software costs during the nine months ended September 30, 2022.

Product Development. Product development expenses increased $2.3 million, or 8%, to $32.5 million for the nine months ended September 30, 2022 from $30.2 million for the nine months ended September 30, 2021. Product development expenses as a percentage of revenues were 16% of revenues for both the nine months ended September 30, 2022 and 2021.

Product development expenses for Workforce Solutions increased $1.6 million to $27.3 million and approximated 17% of revenues for Workforce Solutions for both the nine months ended September 30, 2022 and 2021. The increase is primarily associated with an increase in personnel costs, partially related to recent acquisitions, and contract labor, which was partially offset by an increase in labor capitalized for internally developed software. Additionally, the nine months ended September 30, 2021 included a non-recurring, non-cash benefit related to the reduction of paid time off ("PTO") expense as a result of modifications to the Company's PTO policy. Product development expenses for Provider Solutions increased $0.7 million to $5.2 million and approximated 13% and 12% of revenues for Provider Solutions for the nine months ended September 30, 2022 and 2021, respectively. The increase is primarily due to an increase in personnel costs.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $4.0 million, or 14%, to $32.7 million for the nine months ended September 30, 2022 from $28.7 million for the nine months ended September 30, 2021. Sales and marketing expenses were 16% and 15% of revenues for the nine months ended September 30, 2022 and 2021, respectively.

Sales and marketing expenses for Workforce Solutions increased $3.6 million to $26.4 million and approximated 17% and 15% of revenues for Workforce Solutions for the nine months ended September 30, 2022 and 2021, respectively. The increase is primarily associated with increases in personnel and related costs, sales commissions, travel, and software costs. Sales and marketing expenses for Provider Solutions increased $0.6 million to $5.5 million and approximated 14% and 13% of revenues for Provider Solutions for the nine months ended September 30, 2022 and 2021, respectively. The increase in amount is a result of increased sales commissions, marketing expenses, and travel expenses. The unallocated portion of sales and marketing expenses decreased $0.2 million to $0.8 million compared to the prior year period primarily due to a decrease in personnel costs and marketing expenses.

Other General and Administrative Expenses. Other general and administrative expenses decreased $1.5 million, or 5%, to $27.9 million for the nine months ended September 30, 2022 from $29.4 million for the nine months ended September 30, 2021. Other general and administrative expenses as a percentage of revenues were 14% and 15% of revenues for the nine months ended September 30, 2022 and 2021, respectively.

Other general and administrative expenses for Workforce Solutions decreased $2.3 million to $6.6 million and approximated 4% and 6% of revenues for Workforce Solutions for the nine months ended September 30, 2022 and 2021, respectively. The decrease is primarily due to reductions in facilities costs associated with closing certain leased satellite offices, lower transition service costs associated with prior acquisitions, including with regard to the end of our transition services agreement with Change Healthcare, which related to our acquisition of the Scheduling and Capacity Management business, and a decrease in contract labor. Other general and administrative expenses for Provider Solutions increased $0.2 million to $2.9 million and approximated 7% of revenues for Provider Solutions for both the nine months ended September 30, 2022 and 2021. The increase in amount is primarily due to increased personnel costs. The unallocated corporate portion of other general and administrative expenses increased $0.6 million to $18.3 million compared to the first nine months of 2021 primarily due to increased employee recruitment expenses as well as software expenses over the prior year period.

Depreciation and Amortization. Depreciation and amortization expense increased $0.9 million, or 3%, to $28.3 million for the nine months ended September 30, 2022, from $27.4 million for the nine months ended September 30, 2021. This increase is primarily a result of an increase in amortization associated with capitalized software but was partially offset by lower depreciation expense.

Other Income (Loss), Net. Other income (loss), net was income of $2.9 million for the nine months ended September 30, 2022, compared to a loss of $0.3 million for the nine months ended September 30, 2021. The increase is primarily a result of the $2.7 million gain recorded upon the sale of a non-marketable equity investment during the nine months ended September 30, 2022 as well as the $0.9 million gain recorded due to the change in fair value of our previously held minority interest in CloudCME that was remeasured upon acquiring the remaining ownership interest of CloudCME during the nine months ended September 30, 2022.

Income Tax Provision. The Company recorded a provision for income taxes of $2.7 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate was 22% for the nine months ended September 30, 2022, compared to 25% for the nine months ended September 30, 2021. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. During the nine months ended September 30, 2022, the Company recorded discrete tax benefits of $16,000, which consisted primarily of a $0.3 million tax benefit associated with a nontaxable gain of $0.9 million recognized from the change in fair value of our previously held minority interest in CloudCME as well as a $0.1 million tax benefit for changes in estimated tax credits. This tax benefit was partially offset by $0.3 million of tax expense related to uncertain tax positions and $0.1 million of excess tax deficiencies associated with stock-based awards. During the nine months ended September 30, 2021, the Company recorded discrete tax expense of $0.2 million primarily related to purchase accounting adjustments, the impact of a state tax rate changes enacted during the period, and changes in estimated tax credits.

Net Income. Net income was approximately $9.6 million and $6.2 million for the nine months ended September 30, 2022 and 2021, respectively. Earnings per share (EPS) was $0.31 per share (diluted) and $0.20 per share (diluted) for the nine months ended September 30, 2022 and 2021, respectively. Net income and EPS were positively influenced by the gains from previously held investments mentioned above.

Adjusted EBITDA decreased $0.8 million to $39.8 million for the nine months ended September 30, 2022, compared to $40.6 million for the nine months ended September 30, 2021. This decrease resulted from the factors mentioned above. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of Adjusted EBITDA to the most directly comparable measure under US GAAP.

Reconciliation of Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q presents adjusted EBITDA, which is a non-GAAP financial measure used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income excluding the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses (as discussed in greater detail below) and before interest, income taxes, stock-based compensation, depreciation and amortization, changes in fair value of, including gains (losses) on the sale of, non-marketable equity investments, and the de-recognition of non-cash expense resulting from the paid time off expense reduction in the first quarter of 2021 (“adjusted EBITDA”) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash and/or non-operating items which may not, in any such case, fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to many investors to assess the Company’s ongoing operating performance and to compare the Company’s operating performance between periods. Additionally, short-term cash incentive bonuses and certain performance-based equity awards are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP net income	$3,666	$1,500	$9,642	$6,232
Deferred revenue write-down	46	805	223	3,657
Interest income	(124)	(24)	(155)	(64)
Interest expense	33	33	99	99
Income tax provision	1,259	186	2,675	2,033
Stock-based compensation expense	918	861	2,609	2,260
Depreciation and amortization	9,592	9,141	28,334	27,443
Change in fair value of non-marketable equity investments	(2,653)	—	(3,596)	—
Non-cash paid time off expense	—	—	—	(1,011)
Adjusted EBITDA	$12,737	$12,502	$39,831	$40,649

Liquidity and Capital Resources

Net cash provided by operating activities increased by $6.7 million to $43.1 million during the nine months ended September 30, 2022, from $36.4 million during the nine months ended September 30, 2021. This increase was primarily due to higher cash collections and lower royalties paid by us compared to the prior year period, which was partially offset by increased labor costs. Our days sales outstanding ("DSO") was 38 days for the third quarter of 2022 compared to 40 days for the third quarter of 2021. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was $18.0 million for the nine months ended September 30, 2022, compared to $17.0 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company spent $3.9 million to acquire the remaining ownership interest in CloudCME on a net cash basis and spent $62,000 related to post-closing adjustments for prior acquisitions for a net cash outflow of $4.0 million for business combinations, invested in marketable securities of $5.6 million, made payments for capitalized software development of $17.4 million, and purchased property and equipment of $1.6 million. These uses of cash were partially offset by $7.0 million in maturities of marketable securities and $3.5 million in proceeds from the sales of non-marketable equity investments. During the nine months ended September 30, 2021, the Company spent $2.0 million to acquire ComplyALIGN and on a net cash basis received $1.3 million of proceeds upon settling post-closing adjustments related to ANSOS and ShiftWizard acquisitions for a net cash outflow of $0.7 million for business combinations, invested in marketable securities of $5.2 million, made payments for capitalized software development of $16.6 million, purchased property and equipment of $2.6 million, and invested $1.8 million in non-marketable equity investments. These uses of cash were partially offset by $9.9 million in maturities of marketable securities.

Net cash used in financing activities was approximately $23.7 million for the nine months ended September 30, 2022, compared to $0.5 million for the nine months ended September 30, 2021. The uses of cash for the nine months ended September 30, 2022 included $23.1 million for repurchases of common stock and $0.5 million for the payment of employee payroll taxes in relation to the vesting of restricted share units. The uses of cash for the nine months ended September 30, 2021 primarily included $0.5 million for the payment of employee payroll taxes in relation to the vesting of restricted share units.

Our balance sheet reflects negative working capital of $1.0 million at September 30, 2022, compared to positive working capital of $6.5 million at December 31, 2021. The decrease in working capital is primarily a result of the use of cash to fund the acquisition of CloudCME, repurchases of common stock and an increase in deferred revenue. The Company’s primary source of liquidity as of September 30, 2022 was $48.3 million of cash and cash equivalents and $3.6 million of marketable securities. The Company also has a $65.0 million revolving credit facility, all of which was available for additional borrowing at September 30, 2022. The revolving credit facility expires on October 28, 2023, unless earlier renewed or amended.

On November 30, 2021, the Company's Board of Directors authorized a share repurchase program to repurchase up to $20.0 million of the Company's outstanding shares of common stock. The share repurchase program concluded on March 8, 2022, when the maximum dollar amount authorized under the program was expended. Under this program, the Company repurchased a total of 853,023 shares in open market purchases at an aggregate value of $20.0 million, reflecting an average price per share of $23.45 (excluding the cost of broker commissions). During the nine months ended September 30, 2022, the Company repurchased 649,739 shares pursuant to this share repurchase program at an aggregate fair value of $14.9 million, based on an average price per share of $22.92 (excluding the cost of broker commissions).

On March 14, 2022, the Company's Board of Directors approved an expansion of the Company's share repurchase program by authorizing the repurchase of up to an additional $10.0 million of the Company's outstanding shares of common stock. The share repurchase program is scheduled to terminate on the earlier of March 13, 2023, or when the maximum dollar amount has been expended. During the nine months ended September 30, 2022, the Company repurchased 402,050 shares pursuant to this share repurchase program at an aggregate fair value of $8.1 million, based on an average price per share of $20.19 (excluding the cost of broker commissions).

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, and capital expenditures for at least the next 12 months and for the foreseeable future thereafter.

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of September 30, 2022, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of September 30, 2022, and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $51.8 million at September 30, 2022. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $66,000.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the third quarter of 2022 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 14, 2022, the Company announced an expansion of the share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to an additional $10.0 million of its common stock. Pursuant to this authorization, repurchases may be made in the open market, including under a Rule 105b-1 plan, through privately negotiated transactions, or otherwise. Under this program, during the first nine months of 2022 the Company repurchased 402,050 shares at an aggregate fair value of $8.1 million, reflecting an average price per share of $20.19 (excluding the cost of broker commissions). In addition, any future repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program is scheduled to terminate on the earlier of March 13, 2023 or when the maximum dollar amount has been expended.

The table below sets forth activity under the stock repurchase plan for the three months ended September 30, 2022.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (July 1 - July 31)	—	$—	—	$1,880,642
Month #2 (August 1 - August 31)	—	—	—	1,880,642
Month #3 (September 1 - September 30)	—	—	—	1,880,642
Total	—	$—	—	$1,880,642

(1)	The weighted average price paid per share of common stock does not include the cost of broker commissions.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

October 27, 2022	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer