Form 10-K
period 2022-12-31
HEALTHSTREAM INC
filed 2023-02-28
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the Nasdaq Global Select Market on June 30, 2022 was $523.4 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 20, 2023, there were 30,582,194 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Item 1. Business

OVERVIEW AND HISTORY

HealthStream’s focus is and has always been on improving the quality of healthcare through the development of the dedicated professionals who deliver care. Like healthcare itself, our mission remains constant, but how we accomplish that mission continues to evolve and improve over time. Originally, we pioneered the use of online learning to hospitals, which began with courses specifically tailored to educate healthcare professionals and meet hospitals' required regulatory needs, and we remain a leading innovator in those areas today. Since our inception, the scope of HealthStream’s Software-as-a-Service (SaaS) solutions has expanded well beyond our governance, risk, and compliance (GRC) offerings to include a diverse ecosystem of applications that optimize and support the healthcare workforce. Today, we are characterized by our single platform strategy, which is designed to create interoperability among the various applications in our ecosystem through our proprietary hStream technology platform. We believe that our single platform strategy, as represented by hStream, is the best way to realize our mission of improving the quality of care by developing the people who deliver care, and the best way to create value for our shareholders in the process.

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

For both healthcare organizations and healthcare professionals, HealthStream’s solutions are generally accessed through SaaS application suites that are increasingly enhanced through our hStream technology platform. Our learning, credentialing, and scheduling application suites are designed to help solve the most critical problems facing the healthcare workforce today. They accomplish this by utilizing a combination of established and cutting-edge technologies, such as initiative and workflow management capabilities; proprietary taxonomy engines; dynamic engagement models; artificial intelligence (AI) driven clinical assessments; virtual reality (VR), augmented reality (AR), and physical based simulations; healthcare-specific benchmarks; and automated license monitoring and validation.

HealthStream’s success in offering the largest, most diverse ecosystem of workforce solutions in healthcare has made it a thought leader and barometer of innovation for the industry. From its roots in originating online learning for healthcare organizations to the Company's more recent release of "Jane," the first AI-driven clinical assessment application, HealthStream continues to believe that the key to quality patient care lies in the people who deliver care. To that end, we are solely dedicated to providing solutions for the healthcare workforce.

The Company was incorporated in 1990. It began providing its SaaS-based workforce solutions in 1999, its provider solutions in 2012, and launched the hStream technology platform in 2018. As of January 2023, as discussed in greater detail below, the Company’s operations have been streamlined around a consolidated, enterprise approach such that, beginning January 1, 2023, the Company will cease having two reportable business segments (Workforce Solutions and Provider Solutions) and we will begin reporting on a one segment basis. HealthStream is headquartered in Nashville, Tennessee and had 1,135 full-time and 19 part-time employees as of December 31, 2022.

INDUSTRY BACKGROUND

According to the Centers for Medicare & Medicaid Services (CMS), spending in the healthcare industry reached nearly $4.3 trillion in 2021, or 18.3% of the U.S. gross domestic product. Hospital care expenditures in 2021 accounted for approximately 31% of the $4.3 trillion industry. The reduced growth in national healthcare expenditures in 2021 was driven primarily by a decline in federal government spending tied to COVID-19 pandemic relief funding and a decline in federal public health activity, among other factors. These declines more than offset the impact of greater use of healthcare goods and services and increased insurance coverage in 2021. According to the Bureau of Labor Statistics, as of January 2023, approximately 21.1 million professionals are employed in the healthcare segment of the domestic economy, with approximately 5.3 million employed in acute-care hospitals and, according to CMS, approximately 5.9 million employed in healthcare organizations throughout the continuum of care, the primary target markets for our products. (Organizations in the continuum of care employ approximately 2.2 million employees in ambulatory centers, approximately 2.8 million employees in post-acute care facilities, and over 0.9 million employees in health & human services facilities.)

All of the approximately 5.3 million hospital-based healthcare professionals that work in the nation’s approximately 5,300 inpatient hospitals that are registered with Medicare are required by federal and state mandates and accrediting bodies to complete training in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA) and The Joint Commission (an independent, not-for-profit organization that accredits and certifies healthcare organizations and programs in the United States), as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

In hospitals, staffing issues and personnel shortages have contributed to the need for more effective and efficient workflows, including scheduling and capacity management as well as credentialing and privileging. Staffing shortages have also increased the need for facility-based workforce development as well as additional assessment and competency-based training. An ongoing nursing shortage, for example, is resulting in skill gaps and rising costs. From 2020 to 2030, more than 276,800 new Registered Nurse (RN) jobs are projected to be added to the workforce, surging from approximately 3.8 million registered nurses currently employed in the U.S., according to the U.S. Bureau of Labor Statistics. We believe that offering training and education and other engagement solutions for hospital personnel is increasingly being utilized as a retention and recruitment incentive.

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

HEALTHSTREAM’S SOLUTIONS

During the year ended December 31, 2022, HealthStream’s products, services, and operations were organized and managed under two business segments—Workforce Solutions and Provider Solutions—that collectively helped healthcare organizations meet their ongoing clinical development, talent management, training, education, assessment, competency management, safety and compliance, scheduling, and provider credentialing, privileging and enrollment needs. HealthStream’s solutions are provided to a wide range of customers within the healthcare industry across the continuum of care.

As indicated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 28, 2022, and in subsequent Quarterly Reports on Form 10-Q, the Company has been in the process of orienting its solutions in relation to a single technology platform, the hStream technology platform. In January 2023, the Company reached an inflection point in this process, such that the Company's business is now organized and managed around a consolidated, enterprise approach, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by our key decision makers), organizational structure, compensation, performance assessment, and resource allocation. We refer to this approach as our single platform strategy, or our One HealthStream approach. Having reached this inflection point, as of January 2023, the Company has determined that Workforce Solutions and Provider Solutions were no longer separate operating segments or separate reportable segments such that the Company will no longer present two reportable segments for periods beginning on and after January 1, 2023. However, for purposes of reporting historic 2022 and prior results, the two segment paradigm of Workforce Solutions and Provider Solutions remains applicable.

As of January 2023, while the type and purpose of the Company’s solutions remain consistently and constantly focused on healthcare providers, the Company now manages itself and its solutions on a consolidated, enterprise basis consistent with our One HealthStream approach. The results of this shift make it necessary and appropriate to begin reporting on or after January 1, 2023, in terms of one business segment. For 2023 and future results, a one segment reporting approach will be applicable, such that the Company intends to present historical financial information on a single segment basis beginning with the Quarterly Report on Form 10-Q to be filed for the three months ending March 31, 2023.

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

HealthStream’s SaaS-based learning application has long been one of the most widely adopted workforce development applications in healthcare. To facilitate innovation and growth of our ecosystem, the hStream technology platform was launched in 2018 and is becoming the platform that enables activity across HealthStream's diverse ecosystem of solutions. At December 31, 2022, HealthStream had contracts with customers for approximately 5.54 million subscriptions to hStream, compared to 5.04 million subscriptions as of December 31, 2021. The transition to the hStream technology platform has supported our strategic advancement toward a single, unified platform strategy and approach intended to benefit both customers and partners.

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

As described above, as of January 2023 Workforce Solutions no longer exists as a separate reportable segment because HealthStream is now organized and operated on a consolidated, enterprise basis consistent with its One HealthStream approach.

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

In January 2018, we launched our SaaS-based provider credentialing, privileging, and enrollment solution branded as CredentialStream. As a SaaS-solution, CredentialStream includes an intuitive, modern user experience that delivers a continual stream of platform enhancements, evidence-based content, and curated data. A subscription to this application provides healthcare organizations with tools to support the provider lifecycle from recruiting, application submission, verification of licensure and other credentials, privileging, appointments by credentialing committees, enrollment, network management, onboarding, and performance evaluation of providers. As of December 31, 2022, more than 605 healthcare organizations had contracted for the CredentialStream application. CredentialStream is sold with a subscription to hStream.

Our legacy products include EchoCredentialing and MSOW, comprehensive platforms that manage medical staff credentialing, enrollment, and privileging processes for hospitals; EchoOneApp, a provider enrollment platform for medical groups; and CredentialMyDoc, a credentialing and enrollment SaaS solution for medical groups and surgery centers. As of January 2023, we are discontinuing use of the VerityStream brand and contracting structure consistent with our single platform approach and operations as part of our One HealthStream approach.

As described above, as of January 2023 Provider Solutions no longer exists as a separate reportable segment because HealthStream is now organized and operated on a consolidated, enterprise basis consistent with its One HealthStream approach.

BUSINESS ACQUISITIONS

As part of our overall growth strategy, we evaluate opportunities for mergers and acquisitions, and since the beginning of 2021, we have completed four acquisitions. In January 2021, we acquired ComplyALIGN, and in December 2021, we acquired substantially all of the assets of Rievent. In May 2022, we acquired the remaining ownership interest (representing approximately 82% of the outstanding equity interests) of CloudCME, and in December 2022, we acquired substantially all of the assets of Electronic Education Documentation System (d/b/a "eeds"). For additional information regarding acquisitions, please see Note 8 of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

CUSTOMERS

We provide our solutions to customers across a broad range of entities within the healthcare industry, including private, not-for-profit, and government entities, as well as pharmaceutical and medical device companies. We derive a substantial portion of our revenues from a relatively small number of customers that are healthcare providers. However, during the year ended December 31, 2022, no single customer accounted for 10% or more of our annual revenue.

SALES AND MARKETING

We market our products and services primarily through our direct sales teams, who are located throughout the United States and, to a lesser extent, in Canada, Australia, and New Zealand. As of December 31, 2022, our Workforce Solutions sales personnel consisted of 190 employees who carried sales quotas, and our Provider Solutions sales personnel consisted of 37 employees who carried sales quotas. As of January 2023, our sales force has been consolidated and is no longer divided in terms of Workforce Solutions and Provider Solutions.

We conduct a variety of marketing programs to promote our products and services, including product catalogs, user groups, trade shows, social media, internet promotion and demonstrations, telemarketing campaigns, public relations, distribution of product-specific literature, direct mail, advertising, and in partnership with third parties. We have marketing teams that are responsible for these initiatives and for working with and supporting our product management and sales teams. At December 31, 2022, our marketing personnel consisted of 41 employees.

OPERATIONS AND TECHNOLOGY

We believe our ability to establish and maintain long-term customer relationships, obtain recurring sales, and develop and maintain new and existing products are dependent on the strength of our operations, customer service, product development and maintenance, training, and other support teams. As of December 31, 2022, our Workforce Solutions operations team consisted of 544 employees and our Provider Solutions operations team consisted of 248 employees. Our operations teams for each of these segments are primarily associated with technical support, customer implementation and training, product management, software development and quality assurance, and other functions. As of 2023, our operations and technology operations have been consolidated and are no longer divided in terms of Workforce Solutions and Provider Solutions.

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

COMPETITION

In addition to the competing healthcare education delivery methods in the industry, we also have direct competitors. A number of companies offer competitive learning, scheduling, and credentialing solutions, some of which are focused on multiple industries and some of which are focused on the healthcare industry. We compete with companies such as Cornerstone OnDemand, Symplr, Ultimate Kronos Group, Oracle, SAP, Infor, and Workday, which provide their services to multiple industries, including healthcare. We also compete with companies that are dedicated to, or have operating units focused on healthcare, such as Relias Learning, Verisys, MD-Staff, AMN Healthcare, as well as with an array of smaller companies.

We believe our hStream technology platform and the interoperability it has begun to enable provides us a competitive advantage by facilitating education, training, assessment, engagement, scheduling, credentialing, privileging, validation, and development for healthcare professionals through a wide assortment of content, functionality, and applications. We also believe that our hStream platform technology is beginning to accelerate the scope and quality of our products, capability to connect medical staff credentialing with provider enrollment, and innovative new predictive analytics, all of which we believe provide us with a competitive advantage. We believe that the principal competitive factors affecting the marketing of our solutions to the healthcare industry include:

•

our hStream technology platform, which combines SaaS-based capabilities and certain Platform-as-a-Service (PaaS) capabilities to help capture, track, manage, and report on activities, such as learning, performance, scheduling, credentialing, and privileging across various modalities, and provides interoperability with external systems such as HRIS and other systems utilized by our customers;

•

scope and variety of Internet-based solutions available, including, without limitation, learning and education, clinical, GRC, resuscitation, revenue cycle, talent management, scheduling, credentialing, and privileging solutions;

•	our singular focus on the healthcare industry and our deep healthcare expertise;

•	scope and quality of professional services offered, including implementation, benchmarking, and training;

•	competitive pricing, which supports a return on investment to customers;

•	customer service and support;

•	mobility, security, uniqueness, and value of underlying data sets and embedded content;

•	effectiveness of sales and marketing efforts; and

•	company reputation.

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

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

Regulation of the Internet and the Privacy and Security of Personal Information

We are subject to various legal requirements related to the internet and the privacy and security of personal information, which legal requirements may change rapidly. The following are areas of law in this regard that are significant to our business:

•

Privacy and Security Laws. Federal, state, and foreign privacy and security laws and regulations restricting the collection, use, retention, deletion, security, and disclosure of personal information limit our ability to collect information or use and disclose the information in our databases or that we derive from other sources to generate revenues. These laws and regulations are rapidly evolving and could have an adverse effect on our operations. For example, throughout 2023 comprehensive privacy laws in Colorado, Connecticut, Utah and Virginia will go into effect, in addition to the California Privacy Rights Act, which, significantly expanded and amended existing California privacy law. Additional states are considering, and may in the future enact, their own privacy legislation. Moreover, we have expanded our business in recent years into new markets and jurisdictions (including foreign jurisdictions), which may subject our business to additional privacy and data protections laws and regulations, such as the Family Education Rights and Privacy Act, the Canadian Personal Information Protection and Electronic Documents Act, and the European Union’s General Data Protection Regulation. There are significant differences among these various privacy laws, which introduces complexity in our compliance efforts and additional costs and expenses, and many data privacy legal requirements in foreign jurisdictions are more stringent than those in the U.S. It may be costly to implement measures (such as certain security requirements, contracting terms, assessments, and registrations with authorities) that are designed to comply with new legal requirements, changes to existing legal requirements, or legal requirements in jurisdictions into which we have recently expanded or are planning to expand. The obligations and requirements applicable to companies under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. We may be audited or subject to an investigation by a federal, state, or foreign regulator regarding our compliance with privacy and security laws and regulations. If the Company is determined by a regulator or court to fail to comply with such laws and regulations, the Company may become subject to penalties and the Company’s business could be negatively impacted.

•

Content Regulation. Both foreign and domestic governments have adopted and proposed laws governing content and materials transmitted over the Internet. These include laws relating to obscenity, indecency, libel, and defamation. We could be liable if content created, stored, or delivered by us is determined to be in violation of these regulations.

•

Information Security Accountability Regulation. As a business associate of certain of our customers, we are required to report certain breaches of protected health information to our customers, who must in turn notify affected individuals, the U.S. Department of Health and Human Services (HHS) and/or other governmental agencies, and, in certain situations, the media. In addition, we are subject to certain foreign and state laws that relate to data security or the reporting of security breaches. For example, California law requires notification of security breaches involving personal information and medical information. We may incur costs to comply with these notification requirements. Because there is limited guidance related to many of these laws, it is difficult to estimate the cost of our compliance. Further, Congress has considered legislation that would require companies to engage independent third parties to audit the companies’ computer information security. If the Company experiences a breach of security or if one of the Company’s customers is required to report a breach of security by the Company, the Company’s reputation and business could be negatively impacted.

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

Regulation of Education, Training, and Other Services for Healthcare Professionals

Occupational Safety and Health Administration. OSHA regulations require certain employers to provide training to certain employees to minimize the risk of injury from various potential workplace hazards. Employers in the healthcare industry may be required to provide training with respect to various topics, including, but not limited to, blood borne pathogens exposure control, laboratory safety, and tuberculosis infection control. OSHA regulations further require employers to keep records of their employees’ completion of training with respect to these workplace hazards, as applicable.

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

The American Nurses Credentialing Center (ANCC). ANCC, a subsidiary of the American Nurses Association (ANA), provides individuals and organizations throughout the nursing profession with resources intended to assist with achieving practice excellence. ANCC’s credentialing programs certify nurses in specialty practice areas; recognize healthcare organizations for promoting safe, positive work environments through the Magnet Recognition Program® and the Pathway to Excellence® Program; and accredit providers of continuing nursing education. ANCC maintains twenty-two certification exams to validate nurses’ skills, knowledge, and abilities. The ANCC Magnet Recognition Program recognizes healthcare organizations that provide the best in nursing care and professionalism in nursing practice. The program also provides a vehicle for disseminating best practices and strategies among nursing systems. The ANCC Magnet Recognition Program is a highly regarded standard for nursing excellence. The Pathway to Excellence Program recognizes the essential elements of a high standard nursing practice environment. The designation is earned by healthcare organizations that create work environments where nurses can develop professionally. The award substantiates the professional satisfaction of nurses and identifies best places to work.

Continuing Nursing Education (CNE). State nurse practice laws generally authorize a state’s board of nursing to establish CNE requirements for professional nurses to maintain valid licensure. CNE requirements vary widely from state to state, with reporting generally on a bi-annual basis. In some states, the CNE requirement only applies to re-licensure of advance practice nurses, while in other states, additional CNEs may be required of this category of nurses. Board certifications (e.g., Certified Nurse Operating Room (CNOR) – certification of perioperative nursing) also require CNE hours/credits, with certain percentages required in specific categories based on the certification type. Failure to obtain the requisite and type of CNE could result in non-renewal of the license or certification. The ANCC Commission on Accreditation is responsible for accrediting or approving organizations to award ANCC nursing continuing professional development (NCPD) credit (contact hours) to activities for a national audience of nurses. State boards of nursing approve individual CNE activities or CE providers that offer CNE activities primarily for nurses within the state. ANCC NCPD credit for online activities is accepted by all state boards of nursing within the United States and each of its territories. Our HealthStream CNE Provider Unit is accredited as a provider of NCPD by ANCC. We are also approved by the California Board of Registered Nursing and the Florida Board of Nursing.

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

Centers for Medicare & Medicaid Services (CMS). The CMS national quality strategy is focused on ensuring that all persons receive equitable, high-quality, and value based care, with an emphasis on shaping a health care system that incorporates quality and safety as a foundational component to delivering value as part of the overall care journey by: embedding quality into the care journey; advancing health equity; promoting safety; embracing the digital age; ensuring resilience to adapt to future challenges and emergencies; incentivizing innovation and technology; and increasing alignment across CMS, its partners, and stakeholders. Value-based purchasing (VBP), which links payment more directly to the quality of care provided, is a strategy that aims to transform the current payment system by rewarding providers for delivering high quality, efficient clinical care. Through a number of public reporting programs, demonstration projects, pilot programs, and other initiatives, some voluntary and some mandatory, CMS has launched VBP initiatives in various settings, including hospitals, physician offices, nursing homes, home health services, and dialysis facilities. Through its “Meaningful Measures” initiative, CMS identifies priorities for quality measurement and improvement. The framework is intended to improve patient outcomes while also reducing burdens on providers.

Promoting Interoperability Programs. The CMS Promoting Interoperability Programs encourage eligible professionals, eligible hospitals, and critical access hospitals to adopt electronic health record (EHR) technology by imposing payment reductions for failure to demonstrate meaningful use of certified EHR technology. Providers that meaningfully use an EHR system may reap benefits such as reduction in errors, availability of records and data, reminders and alerts, clinical decision support, and e-prescribing/refill automation. Further, the 21st Century Cures Act and implementing regulations promote interoperability and the exchange of patient health information through a number of requirements including a ban on information blocking by healthcare providers, health IT developers, and certain other entities. Information blocking is generally defined as engaging in activities that are likely to interfere with the access, exchange, or use of electronic health information, subject to limited exceptions.

Allied Disciplines. Various allied health professionals are required to obtain continuing education to maintain their licenses. For example, emergency medical technician (EMT) personnel may be required to attain a minimum number of continuing education hours per year, all or a portion of which can be fulfilled online. These requirements vary by state and depend on the professional classification of the individual. HealthStream is an organization accredited by the Commission on Accreditation for Prehospital Continuing Education (CAPCE) and the Florida Department of Health's Division of Medical Quality Assurance.

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

The U.S. Food and Drug Administration (FDA) and the Federal Trade Commission (FTC)

Current FDA and FTC rules and enforcement actions and regulatory policies, or those that the FDA or the FTC may develop in the future, could have a material adverse effect on our ability to provide existing or future applications or services to our end users or obtain the necessary corporate sponsorship to do so. The FDA and the FTC regulate the form, content, and dissemination of labeling, advertising, and promotional materials, including direct-to-consumer prescription drug and medical device advertising, prepared by, or for, pharmaceutical, biotechnology, or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, regulated companies must limit their advertising and promotional materials to discussions of the FDA-approved indications. Therefore, any information that promotes the use of pharmaceutical or medical device products that is presented with our services is subject to the FDA and FTC requirements and regulatory oversight including criminal, civil, and administrative actions. We believe that banner advertisements, sponsorship links, and any educational programs we may present with our services, even if we lack independent editorial control over it, could be subject to FDA or FTC regulation. While the FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on the advertiser, if the FDA or FTC finds that any regulated information presented with our services violates FDA or FTC regulations, they may take regulatory action against us or the advertiser or sponsor of that information. In addition, the FDA may adopt new regulatory policies that more tightly regulate the format and content of promotional information on the Internet.

ENVIRONMENTAL MATTERS

We are subject to a number of federal, state, and local environmental laws, rules, and regulations. In addition, we could be affected by climate change to the extent that climate change results in severe weather conditions or other disruptions impacting the communities in which we have office locations and/or where we have network infrastructure or adversely impacts general economic conditions. Moreover, legal requirements regulating greenhouse gas emissions and energy inputs or otherwise associated with the transition to a lower carbon economy could increase in the future, which could increase our costs associated with compliance and otherwise disrupt and adversely affect our operations.

At the current time, our compliance with environmental legal requirements, including legal requirements relating to climate change, does not have a material effect on our capital expenditures, financial results, or operations, and we did not incur material capital expenditures with respect to environmental matters during the year ended December 31, 2022. However, it is possible that future environmental-related developments may impact us, including as a result of climate change and/or legal requirements associated with the transition to a lower carbon economy in a manner that we are currently unable to predict.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

To protect our proprietary rights, we rely generally on copyright, trademark, patent, and trade secret laws; confidentiality agreements, contracts, and procedures with employees, consultants and other third parties; contractual provisions in license agreements with consultants, vendors, and customers; and use measures designed to control access to our software, documentation, and other proprietary information. We own federal trademark and service mark registrations for several marks, including, without limitation “HEALTHSTREAM”, “HEALTHSTREAM LEARNING CENTER”, "JANE", “HEALTHSTREAM EPORTFOLIO”, and “COMPLYQ”. We also have obtained registration of the “HEALTHSTREAM” mark in certain other countries. Additionally, we hold a number of patents related to the solutions we provide. Applications for several trademarks and patents are currently pending. However, there can be no assurance that we will be successful in obtaining registration of trademarks and patents for which we have applied.

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

If a third party asserts a claim that we or our third party partners have infringed its patents or other intellectual property right, we may incur costs to defend against that claims, and we may be required to redesign or discontinue products that we currently offer or enter into royalty or licensing agreements, which may result in negative publicity, harm to our reputation, or an adverse effect on our results of operations. In addition, we license technologies from third parties for incorporation into our services. Licensing agreements with these third parties may not be available on terms acceptable to us, if at all. Additionally, despite the steps we have taken to protect our intellectual property and proprietary rights, our efforts may not be adequate. Third parties may infringe or misappropriate our intellectual property, and such violations of our intellectual property are difficult to detect and police. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our products or services. If we are unable to safeguard our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2022, the Company had 1,135 full-time and 19 part-time employees.

In connection with developments arising from the COVID-19 pandemic, the Company adopted a hybrid work policy that allows employees to work remotely if they so choose. As of December 31, 2022, approximately 50% of employees worked within a commutable distance from one of the Company's offices, while the remaining 50% did not.

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

The labor market for personnel, including technical personnel, continues to be competitive. For additional information regarding risks related to the current competitive labor market, see Item 1A. Risk Factors — “We operate in a challenging market for talent and may fail to attract and retain qualified personnel, including key management personnel.”

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a brief summary of the business experience of each of the executive officers of the Company. Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain current information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	55	Chief Executive Officer and Chairman of the Board of Directors
J. Edward Pearson	60	President and Chief Operating Officer
Michael M. Collier	47	Executive Vice President, Corporate Strategy and Development
Michael Sousa	54	Executive Vice President, Enterprise Applications
Scott A. Roberts	46	Senior Vice President and Chief Financial Officer
Jeffrey D. Cunningham	56	Senior Vice President and Chief Technology Officer
Trisha L. Coady	47	Senior Vice President, Workforce Development Solutions
M. Scott McQuigg	55	Senior Vice President, Digital & Network Development
Kevin O’Hara	53	Senior Vice President, Platform Solutions
Scott Fenstermacher	54	Senior Vice President, Sales

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

Michael M. Collier joined the Company in August 2011 as vice president and general counsel, began serving as the vice president of business development and general counsel shortly thereafter, was promoted to senior vice president in July 2017, and was promoted to executive vice president, corporate strategy and development in April 2022. From August 2011 through the end of 2022, Mr. Collier also served as the Company’s Corporate Secretary. He graduated with bachelors and masters degrees in Philosophy and Religion from University of Tennessee-Knoxville and earned a Juris Doctorate (J.D.) from University of California, Berkeley – School of Law.

Michael Sousa joined the Company in October 2004 and served as senior vice president of sales from January 2010 to June 2014. In June 2014, he was promoted to senior vice president of business development. In February 2015, he was named president of HealthStream’s Provider Solutions business segment, while continuing to serve as a senior vice president of the Company. As of February 2023, he was promoted to executive vice president, Enterprise Applications. He earned a Bachelor of Science degree from Boston College and a Master of Business Administration from Boston University.

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

Trisha L. Coady joined the Company in January 2014 and served as associate vice president and subsequently vice president and general manager of clinical development solutions from June 2015 to November 2018. In November 2018, she was promoted to senior vice president and general manager of clinical solutions. Ms. Coady currently serves as senior vice president of workforce development solutions. She earned a Bachelor of Science in Nursing degree from Université de Moncton.

M. Scott McQuigg joined the Company in January 2019 as senior vice president of hStream solutions and then served as general manager of scheduling solutions. Mr. McQuigg currently serves as senior vice president of digital & network development. Prior to joining the Company, he co-founded and served as chief executive officer for GoNoodle for thirteen years. Before this role, he co-founded and served as chief executive officer of HealthLeaders.

Kevin O’Hara joined the Company in January 2021 as senior vice president and general manager of platform solutions and currently serves as senior vice president of platform solutions. Prior to joining the Company, he served as chief product officer for Caresyntax for one year and as chief executive officer for Syus, a predecessor entity, for eight years. He earned a Bachelor of Arts in Public Policy Studies and a J.D. from Vanderbilt University.

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

The U.S. has recently experienced negative macroeconomic conditions, including significant inflationary pressures, elevated interest rate levels, disruptions to supply networks, and challenging labor market conditions. Continued global economic uncertainty, political conditions, and fiscal challenges in the U.S. and abroad, such as inflation and potential economic recession, have, among other things, limited our ability to forecast future demand for our products and services, contributed to increased volatility in customer demand, and could constrain future access to capital for ourselves, our suppliers, customers, and partners. In this regard, we have recently experienced, and believe that some of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with current inflationary pressures. Moreover, these conditions impacting the U.S. economy and our customers in the healthcare industry have adversely affected, and may continue to adversely impact, our business and results of operations. In addition, if current economic conditions in the U.S. significantly deteriorate, any such developments could materially and adversely affect our results of operations, financial position, and/or cash flows.

Our operating results may vary based on the impact of changes in our industry or the economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for our solutions by healthcare providers. We sell our products and services to large, mid-sized, and small organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our products at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions cause our clients and potential clients to freeze or reduce their headcount or operations, demand for our products may be negatively affected. Moreover, prior economic downturns have resulted in, and current negative macroeconomic conditions may result in, overall reductions in spending by some healthcare providers as well as pressure from clients and potential clients for extended billing terms. If ongoing negative economic conditions persist or deteriorate, our clients and potential clients may elect to decrease their budgets for our solutions by deferring or reconsidering purchases, which would limit our ability to grow our business and negatively affect our operating results.

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

In addition, any reductions in government health care spending in an effort to reduce the U.S. federal deficit could result in reduced demand for our products or additional pricing pressure. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects. Moreover, any future shutdown of the federal government or failure to enact annual appropriations could adversely affect our financial results due to the reliance of many of our customers on payments from third-party healthcare payors, including Medicare, Medicaid, and other government-sponsored programs.

Our business also could be adversely impacted by catastrophic events (particularly in areas where we have office locations and/or where we have network infrastructure), such as fires, earthquakes, hurricanes, natural disasters, civil unrest, military conflicts or warfare (such as the war in the Ukraine), geographic instability, terrorist attacks, pandemics or other public health emergencies, or the effects of climate change (such as drought, flooding, wildfires, increased storm severity and sea level rise).

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

Our business strategy includes increasing our market share and presence through sales to new customers, additional sales to existing customers, introductions of new products and services, participation in our ecosystem, interoperability and integration with our platform, and maintaining strong relationships with our existing customers. Risks that we may encounter in executing our growth strategy include:

•	expenses, delays, and difficulties in identifying and developing new products or services and integrating such new products or services into our existing organization;

•	inability to leverage or evolve our customer and partner facing technology platform and applications;

•	inability to leverage our operational and financial systems and processes sufficiently to support our growth;

•	inability to generate sufficient revenue from our products to offset investment costs;

•	inability to effectively identify, manage, and benefit from existing and emerging market opportunities;

•	inability to maintain our existing customer relationships;

•	inability to identify, attract, and retain partners;

•	inability to maintain our corporate culture;

•	increased competition from new and existing competitors;

•	lengthy sales cycles, or customers delaying purchasing decisions or payments due to economic conditions;

•	reduced spending by customers within our target markets;

•	the loss of a significant customer, including through acquisitions or consolidations;

•	a negative change in the financial condition or creditworthiness of our customers;

•	failure of the market for our products and services to grow to a sufficient size or at a sufficient rate;

•	negative impact on our customers and our business related to the ongoing impact of the pandemic; and

•	inability to hire sufficient number of qualified employees to execute and support the growth of the Company.

If any of these risks are realized, our business, and our competitive position in the industry, could suffer.

In addition, we may be unable to effectively execute on our One HealthStream approach of operating and managing the Company on a consolidated, enterprise basis. Our ability to effectively execute this strategy is dependent upon various factors, including our ability to achieve anticipated operational efficiencies and to effectively implement the operational and management changes associated with this strategy without adversely impacting the services we provide. In the event that we are unable to effectively execute on this strategy or are otherwise adversely affected by our shift to having a single reportable segment effective January 1, 2023, our business and financial results may be adversely affected.

The COVID-19 pandemic has adversely impacted our business, and could have material adverse impacts on our business and financial results if public health conditions in the United States significantly deteriorate.

The COVID-19 pandemic, which was first declared to be a national public health emergency by HHS in January 2020, continues to impact economic and public health conditions in the United States. While the COVID-19 pandemic persists and remains a cause of uncertainty and potential volatility, public health conditions related to the pandemic have generally stabilized at the current time in the United States, and the impact of the pandemic on general economic conditions in the United States appears to have decreased.

There continue to be uncertainties associated with the COVID-19 pandemic, including with respect to the severity and duration of the pandemic, the availability, acceptance, and sustained efficacy of medical treatments and vaccines (including additional doses of vaccines) with respect to COVID-19, the spread of potentially more contagious and/or virulent forms of the virus, including any variants for which currently available vaccines, treatments, and/or tests may not be effective or authorized, actions that have been and may continue to be taken by governmental authorities and private businesses to mitigate against the impact of the pandemic, and the ongoing impact of the pandemic on healthcare organizations and on economic conditions. Moreover, developments related to the pandemic continue to evolve, and we may be unable to predict or effectively respond to future developments. If public health conditions in the U.S. were to significantly deteriorate, the pandemic could have material adverse impacts on our business and financial results.

We may be unable to effectively identify, complete, or integrate the operations of acquisitions, joint ventures, collaborative arrangements, or other strategic investments, which would inhibit our ability to execute upon our growth strategy.

As part of our growth strategy, we actively review possible acquisitions, joint ventures, collaborative arrangements, or strategic investments that complement or enhance our business, and we completed two acquisitions in 2022 and two acquisitions in 2021 as part of this growth strategy. However, we may be unable to source or complete future acquisitions, joint ventures, collaborative arrangements, or other strategic investments on acceptable terms or at all. In addition, if we finance acquisitions, joint ventures, collaborative arrangements, or other strategic initiatives by issuing equity securities, our existing shareholders may be diluted, which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions, joint ventures, collaborative arrangements, or strategic investments, our performance or prospects may be seriously harmed. Risks that we may encounter in implementing our acquisition, joint venture, collaborative arrangement, or strategic investment strategies include:

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

Moreover, although we conduct what we believe to be a prudent level of investigation regarding the operating, financial, and information security conditions of acquired companies, joint ventures, collaborative arrangements, or other strategic investments, an unavoidable level of risk remains regarding the operating performance, financial condition and potential liabilities of, and the information and cyber security risks associated with, these businesses, and we may not be able to fully assess these risks until a transaction has been completed.

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

Further, valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data. We may experience additional volatility to our financial results due to changes in market prices of our marketable equity investments, the valuation and timing of observable price changes or impairments of our non-marketable equity investments, including impairments to such investments as a result of current negative macroeconomic conditions, and changes in the proportionate share of earnings and losses or impairment of our equity investments accounted for under the equity method. This volatility could be material to our results in any particular period.

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

Expanding our business model such that third parties may pay network connection fees in exchange for the ability to deliver their products through our technology platform and have them featured as part of our ecosystem may result in unpredictability and/or harm to the operational and financial performance of our business.

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

We cannot guarantee that we will be able to maintain and strengthen our relationships with ecosystem partners, that we will be successful in effectively integrating or enhancing such partners’ products and technology, including without limitation through our single platform strategy, with, into, or through our own, or that such relationships will be successful in generating additional revenue. If any of these ecosystem partners have negative experiences with our products and services, or seek to amend or terminate the financial or other terms of the contracts or arrangements we have with them, we may need to increase our organizational focus on the types of services and solutions they sell and alter our development, integration, and/or distribution strategies, which may divert our planned efforts and resources from other projects.

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

Our growth strategy depends in part on our ability to generate revenue growth through sales to new customers as well as increasing sales of additional subscriptions and other products and services to existing customers. Our identification of additional features, content, products, and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our customer base. Furthermore, we are not able to accurately predict the volume or speed with which existing and new customers may adopt such new products and services. Because healthcare technology continues to change and evolve, we may be unable to accurately predict and develop new products, features, content, and other products to address the needs of the healthcare industry. We may not be able to develop such new products, features, content, and other products, in a cost-effective and competitive manner. Further, the new products, services, and enhancements we develop may introduce significant defects into or otherwise negatively impact our technology platform. While all new products and services are subject to testing and quality control, all software and software-based services are subject to errors and malfunctions. If we release new products, services, and/or enhancements with bugs, defects, or errors or that cause bugs, defects, or errors in existing products, it could result in lost revenues and/or reduced ability to meet contractual obligations and would be detrimental to our business and reputation. If new products, features, or content are not accepted or integrated by new or existing customers, we may not be able to recover the cost of this development, and our financial performance may be adversely affected. Continued growth and maintenance of our customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as enhancing our content, product, and service offerings that address the needs of healthcare organizations in a timely manner.

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

For the year ended December 31, 2022, approximately 95% of our net revenue was derived from SaaS-based subscriptions and software licensing agreements. Our product and service contracts typically range from one to five years in length, and customers are not obligated to renew their contract with us after their contract term expires; in fact, some customers have elected not to renew their contract, and this risk has increased as the result of current negative macroeconomic conditions and, to a lesser extent, ongoing conditions related to the COVID-19 pandemic. In addition, our customers may renew at a lower price or volume level. Our customers’ renewals may decline or fluctuate as a result of a number of factors, including but not limited to, their dissatisfaction with our service, a dissipation or cessation of their need for one or more of our products or services, pricing, or competitive product offerings. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our results of operations and financial condition could be adversely affected.

Failure to adequately optimize our direct sales infrastructure will impede our growth.

We continue to need to optimize our sales infrastructure in order to grow our customer base and our business. Identifying and recruiting qualified personnel and training them in our sales methodology, our sales systems, and the use of our software requires significant time, expense, and attention. Moreover, the current competitive labor market has increased the challenge of recruiting and retaining qualified sales representatives. It can take significant time before our sales representatives are fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales teams do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop, and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.

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

During the year ended December 31, 2022, we recognized approximately 95% of our revenue from customers over the terms of their subscription or software licensing agreements, which generally have contract terms ranging from one to five years. As a result, much of the revenue we report in each quarter is related to subscription or licensing agreements entered into during previous quarters. Consequently, a decline in new or renewed subscription or licensing agreements in any one quarter will not necessarily be reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our products and services may not be reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

At December 31, 2022, we had approximately $53.9 million in cash, cash equivalents, and marketable securities. We also have up to $65.0 million of availability under our Revolving Credit Facility, subject to certain covenants, which expires in October 2023.

We cannot be assured that if we need additional financing, it will be available on terms favorable to us or at all. Moreover, elevated interest rate levels and current economic uncertainty have led to disruption and volatility in financial and capital markets and could lead to future disruption and/or volatility. Moreover, if elevated interest rate levels persist, this could increase the costs associated with any future financing activities. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of available opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced.

Goodwill, identifiable intangible assets, long-lived assets, and strategic investments recorded on our balance sheet may be subject to impairment losses that could reduce our reported assets and earnings.

There are inherent uncertainties in the estimates, judgments, and assumptions used in assessing recoverability of goodwill, intangible assets, long-lived assets, and strategic investments. Economic, legal, regulatory, competitive, reputational, contractual, and other factors could result in future declines in the operating results of our business units or market values that do not support the carrying value of goodwill, identifiable intangible assets, long-lived assets, and strategic investments. Moreover, the risk of such declines in operating results and market values, and thus, potential goodwill impairment, may be increased by current negative macroeconomic conditions. If the value of our goodwill, intangible assets, long-lived assets, or strategic investments is impaired, accounting principles require us to reduce their carrying value and report an impairment charge, which would reduce our reported assets and earnings for the period in which an impairment is recognized.

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

The ACA has been, and continues to be, subject to legislative and regulatory changes and court challenges. There is uncertainty regarding whether, when, and how the ACA will be further changed and how the law will be interpreted and implemented, but the current presidential administration has indicated that it generally intends to protect and strengthen the Affordable Care Act. There is also uncertainty regarding whether, when, and what other health reform initiatives will be adopted and the impact of such efforts on the healthcare industry. For example, some members of Congress have proposed significantly expanding the coverage of government-funded programs, while others have proposed reducing them. Examples of reform efforts other than the ACA include the No Surprises Act and federal and state value-based payment initiatives.

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

In addition, our future success will depend on our ability to attract, train, motivate, and retain other highly skilled technical, managerial, marketing, sales, and customer support personnel. We continue to face competition for certain personnel, especially for software developers, web designers, user experience and interaction designers, and sales personnel, and we may be unable to successfully attract sufficiently qualified personnel where needed. Additionally, current competitive labor market conditions have increased, and may continue to increase, our labor costs as well as the difficulty of hiring and retaining qualified personnel where needed. Moreover, despite our focused efforts to retain employees, including by offering higher levels of compensation in certain instances, we have recently experienced attrition rates within our workforce in excess of historical levels. We have experienced in the past, and continue to experience, difficulty hiring qualified personnel in a timely manner for certain positions, and we may not be able to fill certain positions in desired geographic areas or at all. The pool of qualified technical personnel, in particular, is limited. Many of the companies with which we compete for experienced personnel have greater resources than we have and some of these companies may offer more lucrative compensation packages. We anticipate needing to continue to maintain or increase the size of our staff to support our anticipated growth, without compromising the quality of our offerings or customer service. Our inability to locate, attract, hire, integrate, and retain qualified personnel in sufficient numbers may reduce the quality of our services and impair our ability to grow and adversely impact our financial performance.

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

An unexpected event (including but not limited to a cyber-security incident, such as a ransomware attack, denial-of-service attack, security compromise, or other attempts to misappropriate our confidential information; telecommunications failure; vandalism; fire; earthquake; public health crises; epidemics or pandemics; or other catastrophic loss) at or impacting our Internet service providers’ facilities, our on-site data center facilities, or our public-cloud infrastructure providers, could cause the loss of critical data and prevent us from offering our products and services for an unknown period of time. Our or a third party's disaster recovery planning cannot account for all eventualities, or may not be sufficient to mitigate against or recover from any of these events. We also may incur increased operating expenses to recover data, including ransom payments made to cyber-attackers, repair or remediate systems, equipment or facilities, and to protect ourselves from such disruptions. Moreover, the COVID-19 pandemic may continue to have a significant adverse operational impact on these facilities and/or these providers on which we rely, as such providers continue to navigate their own challenges resulting from their employee base continuing to work remotely and other impacts of the pandemic. In addition, in the remote work environments, the daily activities and productivity of our workforce is now more closely tied to key vendors, such as video conference services, consistently delivering their services without material disruption. Our ability to deliver information using the Internet and to operate in a remote working environment may be impaired because of infrastructure failures, service outages at third party internet providers, malicious attacks or other factors. System downtime could negatively affect our reputation and ability to sell our products and services and may expose us to significant third party claims. Our cyber liability and business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our infrastructure and network systems, and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems and software, and our customers may encounter delays. Such disruptions could harm our reputation and cause customers to become dissatisfied and possibly take their business to a competing provider, which would adversely affect our financial performance.

A data breach or security incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under federal and state data protection and data privacy requirements, foreign data privacy regulations, consumer protection laws, common law theories, and other laws, rules and regulations, subject us to litigation and governmental inquiries, damage our reputation, and otherwise adversely impact our business.

We collect and store sensitive information, including intellectual property, Protected Health Information (PHI) under HIPAA and other individually identifiable health information, provider credentialing and privileging data, education records, and other sensitive personal information, on our networks. We collect and store data that qualifies as PHI under HIPAA and are directly subject to certain HIPAA privacy and security requirements. In addition, there are a variety of other state, national, foreign, and international laws and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer, and other processing of personal data, such as the Family Educational Rights and Privacy Act (FERPA), California Consumer Privacy Act (CCPA), as modified by the California Privacy Rights Act (CPRA), the Virginia Consumer Data Protection Act (VCDPA), the Colorado Privacy Act (CPA), the Connecticut Data Privacy Act (CTDPA), and the Utah Consumer Privacy Act (UCPA), the European Union’s General Data Protection Regulation (GDPR), the United Kingdom's General Data Protection Regulation (which implements the GDPR into U.K. law), Canada's Personal Information Protection and Electronic Documents Act (PIPEDA), Australia's Privacy 1988, and New Zealand's Privacy Act 2020. Moreover, several other states, as well as federal lawmakers, have proposed additional legislation. Further, many foreign data privacy regulations (including the GDPR) can be more stringent than those in the United States. The laws and regulations to which we are subject are rapidly evolving and changing and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, affect our customers’ willingness to permit us to use and store personal data, prevent us from selling our products or services, and/or affect our ability to invest in or jointly develop products. We may be exposed to litigation, including through private rights of action, regulatory fines, penalties, or other sanctions and damage to our reputation if the personal, confidential, or proprietary information of our customers is not handled in compliance with these laws or is otherwise mishandled or misused by us or any of our suppliers, ecosystem partners, counterparties, or other third parties, or if such third parties do not have appropriate controls in place to protect such personal, confidential, or proprietary information. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations.

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

Like many organizations, we have experienced data and cyber incidents from time to time in the course of our business and have handled those incidents in accordance with our internal policies and our understanding of applicable laws. In the future, data breaches or security incidents could result from a variety of circumstances and events, including third party action or inaction, system errors or downtime, employee negligence or error, malfeasance, failures during the process of upgrading or replacing software, databases, or components thereof, power outages, hardware failures, telecommunication failures, user errors, catastrophic events, or threats from malicious persons and groups, new vulnerabilities, and advanced new attacks against information systems, including those against our vendors and customers. Data incidents could result in interruptions, delays, loss, access, misappropriation, and disclosure or corruption of data which could damage our reputation and could otherwise adversely impact our business. Moreover, in the current threat environment, cyberattacks have become increasingly frequent, sophisticated, and difficult to detect, and we may not be able to anticipate, prevent, or detect all such attacks. Also in the current environment, it has become increasingly prevalent for malicious actors to target vendors, such as ourselves, as a means through which to gain unauthorized access to the systems and sensitive information of organizations such as healthcare providers, which comprise our primary customer base. There can be no assurance that we will not be subject to data incidents that bypass our security measures, result in loss of confidential information, or disrupt our information systems or business. In addition, data and cyber incidents, particularly if a large number of individuals are affected or if the compromised information is highly sensitive, could expose us and our customers to liability under privacy, security, and consumer protection laws, such as HIPAA, FERPA, CCPA, CPRA, and foreign data privacy regulations or litigation under these or other laws, including common law theories. In addition, such incidents could subject us to federal and state governmental inquiries or enforcement, require us to devote significant management resources to address the problems created by such events, interfere with the pursuit of other important business strategies, and/or cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, recover lost data, and adapt systems and practices in response to such events. Moreover, our cyber liability and business interruption insurance may not adequately compensate us for losses that may occur.

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

As threats to confidential information continue to evolve and increase, we may be required to continue to expend significant resources to maintain, modify, or enhance our internal processes, governance, or protective measures, or to investigate and remediate any security vulnerabilities.

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

The laws and regulations that govern our business change rapidly and in certain respects have become, and may continue to become, more complex and restrictive. Evolving areas of law that are relevant to our business include privacy and security laws (as discussed above), proposed encryption laws, content regulation, information security accountability regulation, sales and use tax laws, and regulations and attempts to regulate activities on the Internet. For example, we are directly subject to certain requirements of the HIPAA privacy and security regulations. In addition, we are required through business associate agreements with our customers to protect the privacy and security of certain personal and health related information. Further, government laws and regulations that directly affect our customers can have an indirect impact on our business. We may also be required to develop features, enhancements, or modifications to our products to support our customers’ evolving compliance obligations. This may require us to divert development and other resources from other areas, incur significant expenditures, or, if we are unsuccessful in delivering these features, enhancements, or modifications, result in monetary damages, loss of revenue or customers, reputational harm, or other adverse impacts to our business.

We may lose sales from existing or potential customers or incur significant expenses if states impose or assess sales and use taxes on our services to a greater degree than is currently the case or we inherit potential state sales and use tax compliance issues in connection with acquisitions we may make from time to time. A successful assertion by one or more states that we should collect sales or uses taxes on the sale of our services to a greater degree than is our current practice could result in substantial tax liabilities for past sales, decrease our ability to compete on pricing with other vendors, and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. There can be no assurance that we will not be subject to sales and use taxes or related interest or penalties for past sales in states where we believe we are not subject to such taxes.

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

While we strive to adhere our practices and procedures to the laws that are applicable to our business, they are subject to evolving rules and regulations, interpretations, and regulator discretion. A regulator or court could disagree with our interpretation of these laws. Failure to comply with applicable legal or regulatory requirements in the U.S. or in any of the countries in which we operate could result in significant legal and financial exposure, damage to our reputation, subject us to contractual penalties (including termination of our customer agreements), adversely affect our ability to retain clients and attract new clients, or otherwise have a material adverse effect on our business operations, financial condition, and results of operations.

Any reduction or change in the regulation of continuing education and training in the healthcare industry may adversely affect our business.

A portion of our business model is dependent in part on required training and continuing education for healthcare professionals and other healthcare workers resulting from regulations of state and federal agencies, state licensing boards, and professional organizations. Any change in these regulations that reduce the requirements for continuing education and training for the healthcare industry could harm our business. In addition, a portion of our business with pharmaceutical and medical device manufacturers and hospitals is predicated on our ability to maintain accreditation status with organizations such as the ACCME and ANCC. The failure to maintain status as an accredited provider of educational and other services could have a detrimental effect on our business.

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

Our competitors may develop similar intellectual property, duplicate our offerings, or design around any patents or other intellectual property rights we hold. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the patents, intellectual property, or other proprietary rights of third parties, which could be time consuming and costly and have an adverse effect on our business and financial condition. Intellectual property infringement claims could be made against us and our ecosystem partners, especially as the number of our competitors grows. These claims, even if not meritorious, could be expensive and divert our attention from operating our company and result in a temporary inability to use the intellectual property subject to such claim. In addition, if we, our ecosystem partners, and/or our customers become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and develop comparable non-infringing intellectual property, to obtain a license, or to cease providing the content or services that contain the infringing intellectual property. We may be unable to develop non-infringing intellectual property or obtain a license on commercially reasonable terms, if at all.

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

Following our acquisition of ANSOS, which was completed in December 2020, we have international offices and/or operations in several countries outside of the United States, including Canada, Australia, and New Zealand. Conducting our business internationally, particularly with expansion into countries in which we have limited experience, subjects us to a variety of risks that that we do not necessarily face to the same degree in the U.S. These risks include, among others:

•	unexpected changes or differences in regulatory requirements, including with respect to taxes, trade laws, tariffs, export quotas, custom duties, or other trade restrictions;

•	differing labor regulations;

•	regulations relating to data privacy and security, cross-border data transfers, and the unauthorized use of, or access to, commercial and personal information;

•	potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery, and other similar laws and regulations, including the U.S. Foreign Corrupt Practices Act;

•	greater difficulty in supporting and localizing our products;

•

unrest and/or changes in a specific country’s or region’s social, political, legal, health, or economic conditions or other geopolitical developments (such as developments arising from the ongoing conflict between Russia and Ukraine and increasing tensions between China and Taiwan);

•

challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits, and compliance programs;

•	currency exchange rate fluctuations;

•	uncertainties regarding the interpretation and enforceability of legal requirements, including limited or unfavorable intellectual property protection and the enforceability of contract rights;

•	competition with companies or other services that may understand local markets better than we do;

•	increased financial accounting and reporting burdens and complexities associated with implementing and maintaining adequate internal controls;

•	regulations, health guidelines, and safety protocols in foreign jurisdictions related to the pandemic; and

•	restrictions on repatriation of earnings.

Risks Related to Ownership of Our Common Stock

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

We may not continue to pay dividends or to pay dividends at the same rate as announced in February 2023.

On February 20, 2023, we announced that our board of directors approved a dividend policy under which we intend to pay quarterly cash dividends on our common stock, at an initial rate of $0.025 per share per fiscal quarter. Our payment of dividends, as well as the rate at which we pay dividends, is subject to the discretion of our board of directors and compliance with applicable legal requirements and our credit agreement, and our board of directors retains the power to modify, suspend, or cancel our dividend policy in any manner and at any time that our board may deem necessary or appropriate.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is located in Nashville, Tennessee, which is primarily used to support our workforce solutions operations and corporate functions. Our lease for approximately 92,000 square feet at this location will end in October 2031. As of December 31, 2022, we leased other facilities in Nashville, Tennessee; San Diego, California; Boulder, Colorado; and Christchurch, New Zealand.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “HSTM”. Our common stock began trading on the Nasdaq National Market on April 14, 2000.

As of February 17, 2023, the Company had a total of 13,197 shareholders, including 1,264 registered holders and 11,933 beneficial holders.

DIVIDEND POLICY

Prior to the announcement of our dividend policy on February 20, 2023, as further described below, the only time in our history when we had declared and paid a dividend was when we declared a $1.00 per common share special cash dividend in connection with the proceeds received from the divestiture of our Patient Experience business unit in 2018, which dividend was paid on April 3, 2018 to shareholders of record on March 6, 2018.

On February 20, 2023, we announced that our board of directors approved a dividend policy under which we intend to pay quarterly cash dividends on our common stock, at an initial rate of $0.025 per share per fiscal quarter. We also announced that our board has declared the initial quarterly dividend under the new policy in the amount of $0.025 per share, which will be payable on April 28, 2023 to the holders of record of all of the issued and outstanding shares of common stock as of the close of business on April 17, 2023.

The dividend policy and the declaration and payment of each quarterly cash dividend will be subject to our board’s continuing determination that the policy and the declaration of dividends thereunder are in the best interests of our stockholders and are in compliance with applicable law and our credit agreement. Our board retains the power to modify, suspend, or cancel the dividend policy in any manner and at any time that our board may deem necessary or appropriate.

See the table labeled Securities Authorized for Issuance Under Equity Compensation Plans to be contained in our 2023 Proxy Statement, incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

STOCK PERFORMANCE GRAPH

The graph below matches HealthStream, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the NASDAQ Computer & Data Processing index, and the Dow Jones US Software TSM index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2017 to 12/31/2022.

The comparisons in the graph below are based on historical data and are not necessarily indicative of future performance of our common stock.

	12/17	12/18	12/19	12/20	12/21	12/22

HealthStream, Inc.	$100.00	$108.59	$122.30	$98.20	$118.53	$111.69
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
NASDAQ Computer & Data Processing	100.00	91.84	125.86	184.56	234.05	144.30
Dow Jones US Software TSM	100.00	117.57	170.77	252.15	332.21	221.98

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

On November 30, 2021, the Company announced a share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to $20.0 million of its common stock. This share repurchase program concluded on March 8, 2022, when the maximum dollar amount authorized under the program was expended. Under this program, the Company repurchased a total of 853,023 shares through open market purchases at an aggregate value of $20.0 million, reflecting an average price per share of $23.45 (excluding the cost of broker commissions). During 2022 the Company repurchased 649,739 shares of common stock pursuant to this share repurchase program at an aggregate fair value of $14.9 million, reflecting an average price per share of $22.92 (excluding the cost of broker commissions).

On March 14, 2022, the Company announced an expansion of the share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to an additional $10.0 million of its common stock. Pursuant to this authorization, repurchases may be made in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. Under this program, during 2022 the Company repurchased 402,050 shares of common stock at an aggregate fair value of $8.1 million, reflecting an average price per share of $20.19 (excluding the cost of broker commissions). In addition, any future repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program is scheduled to terminate on the earlier of March 13, 2023 or when the maximum dollar amount has been expended.

The table below sets forth activity under the stock repurchase plan for the three months ended December 31, 2022.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (October 1 - October 31)	—	$—	—	$1,880,642
Month #2 (November 1 - November 30)	—	—	—	1,880,642
Month #3 (December 1 - December 31)	—	—	—	1,880,642
Total	—	$—	—	$1,880,642

(1)	The weighted average price paid per share of common stock does not include the cost of broker commissions.

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

The following discussion addresses our 2022 and 2021 results and year-to-year comparisons between 2022 and 2021. A discussion of year-to-year comparisons between 2021 and 2020 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022, under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

HealthStream provides primarily SaaS based applications for healthcare organizations—all designed to improve business and clinical outcomes by supporting the people who deliver patient care. We are focused on helping healthcare organizations meet their ongoing clinical development, talent management, training, education, assessment, competency management, safety and compliance, scheduling, and provider credentialing, privileging, and enrollment needs.

Our business is managed and organized around our single platform strategy, also referred to as our One HealthStream approach. At the center of this single platform strategy is our hStream technology platform. By enabling our applications through a common technology platform known as hStream, we believe that stand-alone applications, which already provide a powerful value proposition on their own, are beginning to leverage each other to more efficiently and effectively empower our customers to manage their businesses and improve their outcomes.

The Company’s operations and executive leadership are shaped by the organizing principle of a single platform. Through this principle, we endeavor to recognize operational efficiencies, simplify our branding, and delayer our management structure. For example, HealthStream is in the process of discontinuing the use of the separate brand “VerityStream,” which has been used synonymously with the Provider Solutions segment. Consistent with our One HealthStream approach, all branding and contracting are being consolidated at the enterprise-level for the full array of the Company’s offerings. Additionally, HealthStream’s Credentialing and Scheduling have been merged into a newly formed solutions group combining both into what will be referred to as “Enterprise Applications” solutions.

We believe that organizing HealthStream’s business under a single platform strategy will result in certain operational efficiencies across the Company, including as a result of a reduction of 33 job roles during the first quarter of 2023, many of which job roles were duplicative as a result of several areas of consolidation. We expect to incur, partially in the first quarter and partially in the second quarter of 2023, approximately $0.8 million of severance charges in the aggregate as a result of such job reductions. We also expect to realize other operational efficiencies as a result of this strategy through new departmental-level consolidations, a matrix management model across all solutions, and a reduction of several infrastructure expenses.

To provide executive-level leadership of our One HealthStream approach, updates in the Company’s management team have been made as well. Michael J. Sousa has been promoted to Executive Vice President, Enterprise Applications, having most recently served as Senior Vice President, HealthStream and President, VerityStream. Additionally, Scott McQuigg has been named Senior Vice President, Digital & Network Development, having most recently served as Senior Vice President & General Manager, Scheduling Solutions. In his new role, Mr. McQuigg is focused on, among other things, advancing the Company’s business-to-professional channel.

Through the year ended December 31, 2022, HealthStream’s products, services, and operations were organized and managed under two business segments – Workforce Solutions and Provider Solutions. As indicated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and in subsequent Quarterly Reports on Form 10-Q, we have been in the process of more completely unifying our Company under a single platform strategy that will serve as the foundation for the entire enterprise.

In January 2023, our efforts to streamline the Company around a consolidated, enterprise approach reached an inflection point such that Workforce Solutions and Provider Solutions are no longer separate operating or separate reportable segments. The Company’s business is now organized and managed through this consolidated, enterprise approach, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by our key decision makers), organizational structure, compensation, performance assessment, and resource allocation.

For 2023 and future results, a one reportable segment reporting approach will be applicable, such that the Company intends to present financial information on a single segment basis beginning with the Quarterly Report on Form 10-Q to be filed for the three months ending March 31, 2023. However, for purposes of reporting 2022 and prior period results, the two reportable segment paradigm of Workforce Solutions and Provider Solutions remains applicable, and as such this Annual Report on Form 10-K presents separate segment-level information for these two business segments.

Unrelated to the streamlining and consolidation efforts discussed above, the Company’s President and Chief Operating Officer, J. Edward (“Eddie”) Pearson will resign from his current role effective June 30, 2023. After that point, he plans to continue serving the Company as an Executive-in-Residence. In this role, he will focus on mentoring, coaching, and teaching the Company’s employees. During his 16-year tenure with the Company, Mr. Pearson has overseen all manner of operations.

The Company’s Board of Directors has approved a dividend policy under which the Company intends to pay a quarterly cash dividend on our common stock, at an initial rate of $0.025 per share per fiscal quarter. Under the new dividend policy, the Board of Directors declared the first quarterly dividend of $0.025 per share, which will be payable on April 28, 2023 to holders of record of all of the issued and outstanding shares of common stock as of the close of business on April 17, 2023. This marks the first quarterly cash dividend policy adopted by the Company.

As HealthStream's business continues to evolve, we remain solely dedicated to the healthcare market and our primary customers continue to be healthcare organizations and other participants in the healthcare industry. Beginning in 2023, we now serve the healthcare market and our customers as a single platform company, consistent with the single segment presentation approach noted above.

Revenues for the year ended December 31, 2022 were $266.8 million, compared to $256.7 million for the year ended December 31, 2021, an increase of 4%. Revenues were positively impacted from recent acquisitions (detailed below) in the amount of $3.9 million, net of deferred revenue write-downs where applicable, coupled with growth in other workforce and provider revenues of $9.6 million. The contributions from recent acquisitions and growth in other revenues more than offset the decline of $3.4 million from the legacy resuscitation products. Gross margins improved to 65.8% during 2022, compared to 64.5% in 2021. Operating income increased by 55% to $12.4 million for 2022, compared to $8.1 million for 2021. Net income increased to $12.1 million for 2022, compared to $5.8 million for 2021. Earnings per share were $0.39 per share (diluted) for 2022, compared to $0.18 per share (diluted) for 2021. Revenues from Workforce Solutions increased by 4%, or $8.1 million, and revenues from Provider Solutions grew by 4%, or $2.0 million. As of December 31, 2022, the Company had approximately 5.54 million contracted subscriptions to hStream, our Platform-as-a-Service technology which characterizes our single platform approach, compared to 5.04 million contract subscriptions at December 31, 2021. During 2022, the Company deployed capital to fund one acquisition, CloudCME, for a purchase price equal to approximately $4.0 million in cash and $4.1 million in shares of HealthStream's common stock issued through a private placement at closing. The purchase consideration paid for the second acquisition completed during 2022, eeds, was included in accrued liabilities in the Consolidated Balance Sheet as of December 31, 2022 as the result of the fact that the purchase price consideration was transferred in January 2023. The Company also repurchased approximately $23.0 million of common stock under its share repurchase programs. As of December 31, 2022, cash and investment balances approximated $53.9 million, and the Company maintained full availability under its $65.0 million revolving credit facility.

Since the beginning of 2021, we have completed four acquisitions. We acquired ComplyALIGN in January 2021 and substantially all of the assets of Rievent in December 2021. In May 2022, we acquired the remaining ownership interest of CloudCME, and in December 2022 we acquired substantially all of the assets of eeds. For additional information regarding acquisitions, please see Note 8 of the Consolidated Financial Statements included elsewhere in this report.

COVID-19 PANDEMIC; CURRENT ECONOMIC CONDITIONS

The COVID-19 pandemic persists and continues to cause uncertainty and potential economic volatility, including with regard to the pandemic’s various and unpredictable impacts on our healthcare customers and our business. However, the impact of the pandemic itself on public health and economic conditions appears to have significantly lessened and normalized since its height in 2020 and 2021, potentially to the point of reaching an endemic stage.

Our business is focused on providing solutions to healthcare organizations, and as such the pandemic’s adverse impact on healthcare organizations resulted in an adverse impact on our Company. We believe that certain developments related to the pandemic negatively impacted our business in 2021 and to a lesser extent in 2022. In particular, sales cycles were delayed or postponed such that declines in sales bookings by customers since the beginning of the pandemic resulted in a negative impact to revenue and earnings in 2022, and will likely continue to result in a negative impact (to a lesser extent) to revenue and earnings in 2023 and potentially thereafter. Earlier in the pandemic, such impacts on our healthcare organization customers were more frequently associated with the need to focus on providing critical care to pandemic victims and the negative economic impact many of our healthcare organization customers experienced from being forced to temporarily reduce or discontinue services, like elective surgeries, from which they derive revenue. More recently, such impacts on healthcare customers appear to be associated with the cessation of or significant reduction in governmental funds such customers have received or anticipate receiving as the result of federal stimulus and relief measures that have been or will likely soon be reduced or discontinued, including the Public Health Emergency Fund, the Paycheck Protection Program, and the Provider Relief Fund.

We continue to closely monitor developments related to the pandemic that may have an adverse impact on our operational and financial performance. We remain prepared to modify our operating approaches to address further pandemic-related developments as they may arise.

Macroeconomic conditions in the U.S. continue to be challenging in various respects, including as the result of ongoing inflationary pressures, elevated interest rate levels, disruptions to global supply networks, and challenging labor market conditions. In this regard, we have experienced, and believe that some of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with current inflationary pressures and labor market conditions. These conditions impacting the U.S. economy and our customers in the healthcare industry have adversely affected, and may continue to adversely impact, our business and results of operations

CRITICAL ACCOUNTING ESTIMATES

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

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. We assess the realizability of our deferred tax assets, and to the extent that we believe a recovery is not likely, we establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. As of December 31, 2022, the Company established a valuation allowance of $1.9 million for the portion of its deferred tax assets that are not more likely than not expected to be realized, compared to a valuation allowance of $2.0 million as of December 31, 2021.

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting units using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. For 2022, our qualitative assessment indicated that the fair value of our reporting units substantially exceeded their carrying values such that a quantitative assessment was not necessary.

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

The products and services generating revenues are increasingly oriented around and derive value in relation to our hStream technology platform. Their descriptions are otherwise expected to remain generally consistent during 2023 despite the elimination of Workforce Solutions and Providers Solutions as separate reporting segments for reportable periods beginning as of January 2023.

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

Product Development. Product development consists primarily of salaries and employee benefits, contract labor, stock-based compensation, employee travel and lodging, costs associated with the development of new software feature enhancements, new products, third party software licensing costs, and costs associated with maintaining and developing our products. Personnel costs within product development include our systems teams, application development, quality assurance teams, product managers, and other personnel associated with software and product development.

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

Other Income (Loss), Net. The primary components of other income is interest income related to interest earned on cash and cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to our revolving credit facility. In addition, the income or loss attributed to equity method investments and fair value adjustments related to non-marketable equity investments is included in this category.

2022 Compared to 2021

Revenues, net. Revenues increased approximately $10.1 million, or 4%, to $266.8 million for 2022 from $256.7 million for 2021. At December 31, 2022, the Company had 5.54 million contracted subscriptions to hStream, our Platform-as-a-Service technology which characterizes our single platform approach, as compared to 5.04 million contracted subscriptions at December 31, 2021. A comparison of revenues by business segment is as follows (in thousands):

	Year Ended December 31,
Revenues by Business Segment:	2022	2021	Percentage Change
Workforce Solutions	$213,589	$205,443	4%
Provider Solutions	53,237	51,269	4%
Total revenues, net	$266,826	$256,712	4%

% of Revenues
Workforce Solutions	80%	80%
Provider Solutions	20%	20%

Revenues for Workforce Solutions, which are primarily subscription-based, increased $8.1 million, or 4%, to $213.6 million in 2022 from $205.4 million in 2021. Revenues from recent acquisitions contributed to the year-over-year growth of approximately $3.9 million, net of deferred revenue write-downs, while growth from other solutions accounted for an additional $7.6 million compared to last year. Partially offsetting this revenue growth were reductions from our legacy resuscitation products, which were $0.1 million for 2022 compared to $3.5 million for 2021, a decrease of $3.4 million.

Revenues for Provider Solutions increased $2.0 million, or 4%, to $53.2 million for 2022 from $51.3 million for 2021. Revenue growth in 2022 was primarily attributable to new subscription revenues but was partially offset by lower revenues from professional services.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased $0.1 million to $91.1 million for 2022 from $91.0 million for 2021. Cost of revenues as a percentage of revenues was 34% and 35% of revenues for 2022 and 2021, respectively

Cost of revenues for Workforce Solutions decreased $1.6 million to $72.5 million and approximated 34% and 36% of revenues for Workforce Solutions for 2022 and 2021, respectively. The decrease is primarily attributable to a lower royalties payable by us related to legacy resuscitation products, consistent with the reduction in these revenues, and lower stock-based compensation in 2022 compared to 2021, which is due to the stock awards granted during the three months ended December 31, 2021 in connection with the contribution of stock by our chief executive officer to enable such grants. The decrease was partially offset by higher cloud hosting costs and expenses associated with recent acquisitions. Cost of revenues for Provider Solutions increased $1.7 million to $18.6 million and approximated 35% and 33% of Provider Solutions revenues for 2022 and 2021, respectively. The increase is primarily associated with an increase in personnel costs, cloud hosting, and software costs, partially offset by lower stock-based compensation related to stock awards granted during the three months ended December 31, 2021 as noted above.

Product Development. Product development expenses increased $2.6 million, or 6%, to $44.3 million for 2022 from $41.7 million for 2021. Product development expenses as a percentage of revenues were 17% and 16% of revenues for 2022 and 2021, respectively.

Product development expenses for Workforce Solutions increased $1.9 million to $37.3 million and approximated 17% of revenues for Workforce Solutions for both 2022 and 2021. The increase in amount is primarily due to an increase in personnel costs, partially related to recent acquisitions, and contract labor, but was partially offset by an increase in labor capitalized for internally developed software and lower stock-based compensation related to stock awards granted during the three months ended December 31, 2021 as noted above. Product development expenses for Provider Solutions increased $0.7 million to $7.0 million and approximated 13% and 12% of revenues for Provider Solutions for 2022 and 2021, respectively. The increase is primarily due to an increase in personnel costs, but was partially offset by an increase in labor capitalized for internally developed software.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $4.7 million, or 12%, to $44.1 million for 2022 from $39.5 million for 2021. Sales and marketing expenses were 17% and 15% of revenues for 2022 and 2021, respectively.

Sales and marketing expenses for Workforce Solutions increased $4.5 million to $35.9 million and approximated 17% and 15% of revenues for Workforce Solutions for 2022 and 2021, respectively. The increase is primarily associated with increases in personnel and related costs, sales commissions, software costs, and travel, but was partially offset by lower stock-based compensation as a result of the stock awards granted during the three months ended December 31, 2021 as noted above. Sales and marketing expenses for Provider Solutions increased $0.5 million to $7.2 million and approximated 14% and 13% of revenues for Provider Solutions for 2022 and 2021, respectively. The increase in amount is primarily due to increases in personnel costs, software costs, and travel expenses. The unallocated corporate portion of sales and marketing expenses decreased $0.3 million to $1.0 million for 2022 compared to 2021 due to reductions in personnel costs.

Other General and Administrative Expenses. Other general and administrative expenses decreased $2.8 million, or 7%, to $36.9 million for 2022 from $39.7 million for 2021. Other general and administrative expenses as a percentage of revenues were 14% and 15% of revenues for 2022 and 2021, respectively.

Other general and administrative expenses for Workforce Solutions decreased $3.5 million to $8.6 million and approximated 4% and 6% of revenues for Workforce Solutions for 2022 and 2021, respectively. The decrease is primarily associated with lower transition service costs associated with prior acquisitions, including with regard to the end of our transition services agreement with Change Healthcare, which related to our acquisition of the Scheduling and Capacity Management products from Change Healthcare which was consummated during 2020, reductions in facilities costs associated with closing certain leased satellite offices, and a decrease in contract labor. Other general and administrative expenses for Provider Solutions increased $0.3 million to $3.9 million and approximated 7% of revenues for Provider Solutions for both 2022 and 2021. The increase in amount is primarily due to increases in personnel costs. The unallocated corporate portion of other general and administrative expenses increased $0.4 million to $24.4 million for 2022 from $24.0 million for 2021. The increase is primarily due to increased personnel costs, software expenses, and employee recruitment expenses over the prior year.

Depreciation and Amortization. Depreciation and amortization increased $1.1 million, or 3%, to $37.9 million for 2022 from $36.8 million for 2021. The increase resulted from higher amortization of capitalized software.

Other Income (Loss), Net. Other income (loss), net was income of $3.1 million for 2022 compared to a loss of $0.3 million for 2021. The increase is primarily a result of the $2.7 million gain recorded upon the sale of a non-marketable equity investment during the year ended December 31, 2022 as well as the $0.9 million gain recorded due to the change in fair value of our previously held minority interest in CloudCME that was remeasured upon acquiring the remaining ownership interest of CloudCME during the year ended December 31, 2022.

Income Tax Provision. The Company recorded a provision for income taxes of $3.5 million and $1.9 million for 2022 and 2021, respectively. The Company’s effective tax rate was 22% for 2022 compared to 25% for 2021. The Company's effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences. During the year ended December 31, 2022, the Company recorded discrete tax expense of $0.6 million, which included tax expense related to uncertain tax positions and changes in state tax rates. During the year ended December 31, 2021, the Company recorded discrete tax expense of $0.5 million, which included changes in state tax rates enacted during the period and lower research and development tax credits recognized than previously estimated.

Net Income. Net income increased $6.2 million, or 107%, to $12.1 million for 2022 compared to $5.8 million for 2021. Earnings per diluted share were $0.39 per share (diluted) for 2022, compared to $0.18 per share (diluted) for 2021.

Adjusted EBITDA increased 1% to $53.4 million for 2022 compared to $52.7 million for 2021. The increase resulted from the factors mentioned above. Adjusted EBITDA is a non-GAAP financial measure which we define as net income excluding the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses and before interest, income taxes, stock-based compensation, depreciation and amortization, changes in fair value of, including gains (losses) on the sale of, non-marketable equity investments, and the de-recognition of non-cash expense resulting from the PTO expense reduction in the first quarter of 2021. See "Reconciliation of Non-GAAP Financial Measures" below for a reconciliation of this calculation to the most comparable measure under U.S. GAAP and information regarding why this non-GAAP financial measure provides useful information to investors.

Key Business Metrics

Our management utilizes the following key financial and non-financial metrics in connection with managing our business.

•	Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations and reflect deferred revenue write-downs associated with fair value accounting for acquired businesses. Revenues, net, were $266.8 million for the year ended December 31, 2022 compared to $256.7 million for the year ended December 31, 2021. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to many investors to assess the Company’s ongoing results from operations. Additionally, short-term cash incentive bonuses and certain performance-based equity award grants are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $53.4 million for the year ended December 31, 2022, compared to $52.7 million for the year ended December 31, 2021.

•

hStream Subscriptions. hStream subscriptions are determined as the number of subscriptions under contract for hStream. Our management utilizes hStream subscriptions in connection with managing our business and believes this metric provides useful information to investors as a measure of our progress in growing the value of our customer base. At December 31, 2022, we had approximately 5.54 million contracted subscriptions to hStream compared to 5.04 million as of December 31, 2021.

Our management no longer considers operating income to be a key business metric, taking into account that, among other things, management believes that revenue and adjusted EBITDA (as highlighted above) rather than operating income are the most important financial metrics in connection with managing our business, that the Company no longer provides guidance in its earnings releases regarding operating income, and that the Company no longer utilizes operating income as a metric in connection with the Company’s short-term cash incentive bonus awards or performance-based equity awards payable to the Company’s executive officers and other employees.

Reconciliation of Non-GAAP Financial Measures

This report presents adjusted EBITDA, which is a non-GAAP financial measure used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income excluding the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses and before interest, income taxes, stock-based compensation, depreciation and amortization, changes in fair value of, including gains (losses) on the sale of, non-marketable equity investments, and the de-recognition of non-cash expense resulting from the paid time off expense reduction in the first quarter of 2021 (adjusted EBITDA) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items which may not, in any such case, fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operating performance and to compare the Company’s operating performance between periods. Additionally, short-term cash incentive bonuses and certain performance-based equity awards are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets.

As noted above, the definition of adjusted EBITDA includes an adjustment for the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses. Prior to the Company early adopting ASU 2021-08 effective January 1, 2022, following the completion of any acquisition by the Company, the Company was required to record the acquired deferred revenue at fair value as defined in GAAP, which typically resulted in a write-down of the acquired deferred revenue. When the Company was required to record a write-down of deferred revenue, it resulted in lower recognized revenue, operating income, and net income in subsequent periods. Revenue for any such acquired business was deferred and was typically recognized over a one-to-two year period following the completion of any particular acquisition, so our GAAP revenues for this one-to-two year period would not reflect the full amount of revenues that would have been reported if the acquired deferred revenue was not written down to fair value. Management believes that including an adjustment in the definition of adjusted EBITDA for the impact of the deferred write-downs associated with fair value accounting for businesses acquired prior to the January 1, 2022 effective date of the Company's adoption of ASU 2021-08 provides useful information to investors because the deferred revenue write-down recognized in periods after an acquisition may, given the nature of this non-cash accounting impact, cause our GAAP financial results during such periods to not fully reflect our underlying operating performance and thus adjusting for this amount may assist in comparing the Company’s results of operations between periods. Following the adoption of ASU 2021-08, contracts acquired in an acquisition completed on or after January 1, 2022 are measured as if the Company had originated the contract (rather than the contract being measured at fair value) such that, for such acquisitions, the Company no longer records deferred revenue write-downs associated with acquired businesses (for acquisitions completed prior to January 1, 2022, the Company continues to record deferred revenue write-downs associated with fair value accounting for periods on and after January 1, 2022 consistent with past practice). At the current time, the Company intends to continue to include an adjustment in the definition of adjusted EBITDA for the impact of deferred revenue write-downs from business acquired prior to January 1, 2022 given the ongoing impact of such deferred revenue on our financial results.

Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure of financial performance under GAAP. Because adjusted EBITDA is not a measurement determined in accordance with GAAP, adjusted EBITDA is susceptible to varying calculations. Accordingly, adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies and has limitations as an analytical tool.

This non-GAAP financial measure should not be considered as a substitute for, or superior to, measures of financial performance which are prepared in accordance with U.S. GAAP.

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure (net income) for the years ended December 31, 2022 and 2021, is set forth below (in thousands).

	2022	2021
GAAP net income	$12,091	$5,845
Deferred revenue write-down	267	4,040
Interest income	(444)	(80)
Interest expense	132	132
Income tax provision	3,494	1,921
Stock-based compensation expense	3,554	5,303
Depreciation and amortization	37,945	36,813
Non-cash paid time off expense	—	(1,011)
Change in fair value of non-marketable equity investments	(3,596)	(279)
Adjusted EBITDA	$53,443	$52,684

Liquidity and Capital Resources

Net cash provided by operating activities was $51.2 million during 2022, compared to $42.4 million during 2021, an increase of 21%. The increase resulted from higher cash collections compared to the prior year. The number of days sales outstanding (DSO) was 46 days for 2022 compared to 50 days for 2021. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was $28.4 million during 2022, compared to $25.7 million during 2021. During 2022, the Company paid $3.9 million in cash (plus shares issued by the Company in a private placement), net of cash acquired, for the acquisition of CloudCME (note: the eeds was acquisition was consummated on December 31, 2022, but was funded in January 2023 such that the purchase price for eeds did not impact net cash used in investing activities during the year ended December 31, 2022), and on a net basis paid $0.1 million upon settling post-closing adjustments related to the ComplyALIGN and Rievent acquisitions which closed during 2021 (resulting in a net cash outflow of $4.0 million), invested in marketable securities of $13.5 million, made payments for capitalized software development of $23.3 million, and purchased property and equipment of $1.8 million. These uses of cash were partially offset by $10.6 million in maturities of marketable securities and $3.5 million in proceeds from the sale of non-marketable equity investments. During 2021, the Company acquired two businesses, ComplyALIGN and Rievent, for a combined $5.9 million in cash, and on a net basis received $1.2 million of proceeds upon settling post-closing adjustments related to the ANSOS and ShiftWizard acquisitions which closed during 2020 (resulting in a net cash outflow of $4.7 million), invested in marketable securities of $5.2 million, made payments for capitalized software development of $21.9 million, purchased property and equipment of $3.4 million, and invested $1.8 million in non-marketable equity investments. These uses of cash were partially offset by $9.9 million in maturities of marketable securities and $1.4 million in proceeds from the sale of non-marketable equity investments.

Cash used in financing activities was $23.7 million during 2022, compared to $6.2 million during 2021. The primary uses of cash in financing activities during 2022 included $23.1 million for repurchases of common stock and $0.6 million for payments of payroll taxes related to stock-based compensation. During 2021, the primary use of cash in financing activities included $5.0 million for repurchases of common stock and $1.2 million for payments of payroll taxes related to stock-based compensation.

Our balance sheet reflected negative working capital of $2.8 million at December 31, 2022, compared to positive working capital of $6.5 million at December 31, 2021. The decrease in working capital was primarily due to increases in current deferred revenue, accrued liabilities (including $6.6 million for the acquisition of eeds), and accounts payable. The Company’s primary source of liquidity was $53.9 million of cash and cash equivalents and marketable securities as of December 31, 2022. The Company also has a $65.0 million revolving credit facility loan agreement, all of which was available at December 31, 2022. For additional information regarding our revolving credit facility, see Note 13 to the Company’s Consolidated Financial Statements included elsewhere in this report.

On November 30, 2021, the Company announced a share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to $20.0 million of its common stock. This share repurchase program concluded on March 8, 2022, when the maximum dollar amount authorized under the program was expended. Under this program, the Company repurchased a total of 853,023 shares through open market purchases at an aggregate value of $20.0 million, reflecting an average price per share of $23.45 (excluding the cost of broker commissions). During 2022 the Company repurchased 649,739 shares of common stock pursuant to this share repurchase program at an aggregate fair value of $14.9 million, reflecting an average price per share of $22.92 (excluding the cost of broker commissions).

On March 14, 2022, the Company announced an expansion of the share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to an additional $10.0 million of its common stock. Pursuant to this authorization, repurchases may be made in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. Under this program, during 2022 the Company repurchased 402,050 shares of common stock at an aggregate fair value of $8.1 million, reflecting an average price per share of $20.19 (excluding the cost of broker commissions). In addition, any future repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program is scheduled to terminate on the earlier of March 13, 2023 or when the maximum dollar amount has been expended.

On February 20, 2023, we announced that our board of directors approved a dividend policy under which we intend to pay quarterly cash dividends on our common stock, at an initial rate of $0.025 per share per fiscal quarter. We also announced that our board has declared the initial quarterly dividend under the new policy in the amount of $0.025 per share, which will be payable on April 28, 2023 to the holders of record of all of the issued and outstanding shares of common stock as of the close of business on April 17, 2023.

The dividend policy and the declaration and payment of each quarterly cash dividend will be subject to our board’s continuing determination that the policy and the declaration of dividends thereunder are in the best interests of our stockholders and are in compliance with applicable law and our credit agreement. Our board retains the power to modify, suspend, or cancel the dividend policy in any manner and at any time that our board may deem necessary or appropriate

The Company's contractual obligations arising in the normal course of business primarily consist of operating lease obligations and purchase obligations. The amounts included as contractual obligations represent the non-cancelable portion of agreements or the minimum cancellation fee. As further discussed in Note 14 to the Company's Consolidated Financial Statements, as of December 31, 2022, we had operating lease obligations of approximately $33.4 million, of which $4.3 million is expected to be paid within 12 months. The Company's purchase obligations that represent non-cancelable contractual obligations primarily relate to information technology assets and our revolving credit facility, which facility is described further in Note 13 to the Company's Consolidated Financial Statements. As of December 31, 2022, the Company had purchase obligations of $7.0 million, with $4.0 million expected to be paid within 12 months. We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, effect any share repurchases we may elect to make, pay our quarterly cash dividend as noted above, and capital expenditures for at least the next 12 months and for the foreseeable future thereafter.

The Company’s growth strategy includes acquiring businesses that provide complementary products and services. It is anticipated that future acquisitions, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. The revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to consolidated EBITDA (as defined in our credit facility) and an interest coverage ratio of consolidated EBITDA to interest expense. Therefore, the maximum borrowings against the revolving credit facility would be dependent on the covenant values at the time of borrowing. As of December 31, 2022, the Company was in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot be assured that if we need additional financing, it will be available on terms favorable to us or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, as if it had originated the contracts. This approach differs from the previous requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2022 and early adoption is permitted. The Company early adopted this ASU on January 1, 2022 and the impact of the new standard is dependent on the magnitude of future acquisitions but has not had a material impact to date. The standard does not impact contract assets or liabilities from business combinations that occurred prior to the adoption date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any material commodity price risk.

Interest Rate Risk

As of December 31, 2022, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $53.9 million at December 31, 2022. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $0.1 million.

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, including Canadian dollar, New Zealand dollar, and Australian dollar. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

To the extent that our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to assess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international operations. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

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

HEALTHSTREAM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of HealthStream, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023, expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998. Nashville, Tennessee February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of HealthStream, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited HealthStream, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HealthStream, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Electronic Education Documentation System, LLC (d/b/a eeds) ("eeds"), which is included in the 2022 consolidated financial statements of the Company and constituted less than 1% of total consolidated assets as of December 31, 2022 and no revenues or net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of eeds.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of HealthStream, Inc. as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Nashville, Tennessee
February 28, 2023

HEALTHSTREAM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$46,023	$46,905
Marketable securities	7,885	5,041
Accounts receivable, net of allowance of $544 and $853 at December 31, 2022 and 2021, respectively	36,730	30,308
Accounts receivable - unbilled	5,980	4,612
Prepaid royalties, net of amortization	9,071	9,155
Other prepaid expenses and other current assets	8,688	10,824
Total current assets	114,377	106,845

Property and equipment, net of accumulated depreciation of $20,280 and $17,999 at December 31, 2022 and 2021, respectively	15,483	17,950
Capitalized software development, net of accumulated amortization of $105,025 and $86,097 at December 31, 2022 and 2021, respectively	37,118	32,412
Operating lease right of use assets, net	22,759	25,168
Goodwill	192,398	182,501
Customer-related intangibles, net of accumulated amortization of $48,552 and $45,615 at December 31, 2022 and 2021, respectively	61,269	68,803
Other intangible assets, net of accumulated amortization of $12,818 and $16,752 at December 31, 2022 and 2021, respectively	20,284	20,402
Deferred tax assets	383	601
Deferred commissions, net of amortization	28,344	24,012
Non-marketable equity investments	4,518	7,043
Other assets	808	1,016
Total assets	$497,741	$486,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,287	$5,126
Accrued royalties	5,443	5,037
Accrued liabilities	25,014	16,371
Deferred revenue	79,469	73,816
Total current liabilities	117,213	100,350

Deferred tax liabilities	17,996	18,146
Deferred revenue, non-current	2,937	1,583
Operating lease liability, non-current	23,321	26,178
Other long-term liabilities	2,210	1,477
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 30,579 and 31,327 shares issued and outstanding at December 31, 2022 and 2021, respectively	254,832	270,791
Retained earnings	80,213	68,122
Accumulated other comprehensive (loss) income	(981)	106
Total shareholders’ equity	334,064	339,019
Total liabilities and shareholders’ equity	$497,741	$486,753

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues, net	$266,826	$256,712	$244,826
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	91,143	91,033	89,332
Product development	44,277	41,659	32,305
Sales and marketing	44,146	39,457	35,297
Other general and administrative expenses	36,866	39,695	41,885
Depreciation and amortization	37,945	36,813	30,189
Total operating costs and expenses	254,377	248,657	229,008

Operating income	12,449	8,055	15,818

Other income (loss), net	3,136	(289)	2,005

Income before income tax provision	15,585	7,766	17,823
Income tax provision	3,494	1,921	3,732
Net income	$12,091	$5,845	$14,091

Net income per share:
Basic	$0.39	$0.19	$0.44
Diluted	$0.39	$0.18	$0.44

Weighted average shares of common stock outstanding:
Basic	30,648	31,534	31,960
Diluted	30,717	31,618	31,989

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$12,091	$5,845	$14,091

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(1,091)	99	6
Unrealized gain (loss) on marketable securities	4	6	(9)
Total other comprehensive (loss) income	(1,087)	105	(3)
Comprehensive income	$11,004	$5,950	$14,088

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at December 31, 2019	32,379	$290,021	$48,143	$4	$338,168
Net income	—	—	14,091	—	14,091
Dividend forfeitures on unvested equity awards	—	—	43	—	43
Comprehensive loss	—	—	—	(3)	(3)
Stock-based compensation	—	2,217	—	—	2,217
Common stock issued under stock plans, net of shares withheld for employee taxes	71	(435)	—	—	(435)
Repurchase of common stock	(957)	(20,019)	—	—	(20,019)
Balance at December 31, 2020	31,493	271,784	62,277	1	334,062
Net income	—	—	5,845	—	5,845
Comprehensive income	—	—	—	105	105
Stock donated to Company (held in treasury)	(94)	—	—	—	—
Stock-based compensation	—	5,303	—	—	5,303
Common stock issued under stock plans, net of shares withheld for employee taxes	131	(1,182)	—	—	(1,182)
Repurchase of common stock	(203)	(5,114)	—	—	(5,114)
Balance at December 31, 2021	31,327	270,791	68,122	106	339,019
Net income	—	—	12,091	—	12,091
Comprehensive loss	—	—	—	(1,087)	(1,087)
Issuance of common stock in acquisition	209	4,084	—	—	4,084
Stock-based compensation	—	3,554	—	—	3,554
Common stock issued under stock plans, net of shares withheld for employee taxes	95	(565)	—	—	(565)
Repurchase of common stock	(1,052)	(23,032)	—	—	(23,032)
Balance at December 31, 2022	30,579	$254,832	$80,213	$(981)	$334,064

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$12,091	$5,845	$14,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,945	36,813	30,189
Stock-based compensation	3,554	5,303	2,217
Amortization of deferred commissions	10,599	9,169	8,768
Provision for credit losses	385	723	274
Deferred income taxes	710	1,539	4,295
(Gain) loss on disposal of fixed assets	(25)	21	—
Loss on equity method investments	747	462	51
Non-cash paid time off expense	—	(1,011)	—
Non-cash royalty expense	—	—	(3,440)
Change in fair value of non-marketable equity investments	(3,596)	(279)	(1,181)
Other	3	184	347
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(7,770)	10,344	(2,992)
Prepaid royalties	84	416	2,397
Other prepaid expenses and other current assets	2,329	1,772	(2,985)
Deferred commissions	(14,931)	(13,274)	(11,030)
Other assets	208	52	(112)
Accounts payable and accrued expenses	3,742	(4,329)	1,124
Accrued royalties	406	(3,772)	(4,672)
Deferred revenue	4,707	(7,593)	(1,467)
Net cash provided by operating activities	51,188	42,385	35,874

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(3,965)	(4,705)	(121,342)
Proceeds from maturities of marketable securities	10,625	9,931	77,120
Proceeds from sales of marketable securities	—	—	15,051
Purchases of marketable securities	(13,467)	(5,223)	(61,179)
Proceeds from sale of fixed assets	26	—	—
Proceeds from sale of non-marketable equity investments	3,494	1,370	—
Payments to acquire non-marketable equity investments	—	(1,750)	(1,257)
Payments associated with capitalized software development	(23,334)	(21,929)	(16,815)
Purchases of property and equipment	(1,768)	(3,417)	(1,988)
Net cash used in investing activities	(28,389)	(25,723)	(110,410)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(565)	(1,182)	(435)
Repurchases of common stock	(23,137)	(5,008)	(20,019)
Payment of cash dividends	—	(19)	(40)
Net cash used in financing activities	(23,702)	(6,209)	(20,494)

Effect of exchange rate changes on cash and cash equivalents	21	(114)	58
Net (decrease) increase in cash and cash equivalents	(882)	10,339	(94,972)
Cash and cash equivalents at beginning of period	46,905	36,566	131,538
Cash and cash equivalents at end of period	$46,023	$46,905	$36,566

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$99	$132	$96
Income taxes paid (refunded)	$718	$(92)	$877
Non-cash additions to non-marketable equity investments	$—	$—	$1,300

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

HealthStream, Inc. (the "Company") was incorporated in 1990 as a Tennessee corporation and is headquartered in Nashville, Tennessee. The Company reports financial results generated through December 31, 2022 based on two reportable segments: Workforce Solutions and Provider Solutions, with Workforce Solutions products helping to meet the ongoing training, certification, assessment, development, and scheduling needs of the healthcare workforce, and Provider Solutions products offering healthcare organizations software applications for administering and tracking provider credentialing, privileging, and enrollment activities. As of January 2023, the Company's operations have been streamlined around its single platform strategy such that beginning January 1, 2023, the Company will cease having two reportable segments and will begin reporting on a one segment basis, as discussed in more detail in Note 9 - Business Segments.

Recently Adopted Accounting Standards

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

Recognition of Revenue

In accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, the Company's revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services.

Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

Subscription revenues primarily consist of fees in consideration of providing customers access to one or more of its SaaS-based solutions and/or courseware subscriptions, as well as fees related to licensing agreements, all of which include routine customer support and technology enhancements. Revenue is generally recognized over time during the contract term beginning when the service is made available to the customer. Subscription contracts are generally non-cancelable, one to five years in length, and billed annually, semi-annually, quarterly, or monthly in advance.

Professional services revenues primarily consist of fees for implementation and onboarding services, consulting, and training. The majority of professional services contracts are billed in advance based on a fixed price basis, and revenue is recognized over time as the services are performed. For both subscription services and professional services, the time between billing the customer and when performance obligations are satisfied is generally not significant.

Contracts with customers often contain promises for multiple goods and services. For these contracts, the Company accounts for the promised goods and services in its contracts as separate performance obligations if they are distinct. The contract price, which represents transaction price when the contract reflects a fixed fee arrangement, or management’s estimate of variable consideration including application of the constraint when the contract does not have a fixed fee, is allocated to the separate performance obligations on a relative standalone selling price basis. The Company generally determines standalone selling prices based on the standard list price for each product, taking into consideration certain factors, including contract length and the number of subscriptions within the contract.

The Company receives payments from customers based on billing schedules established in its contracts. Accounts receivable - unbilled represent contract assets related to our conditional right to consideration for subscription and professional services contracts where performance has occurred under the contract. Accounts receivable are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for credit losses, when the right to consideration becomes unconditional.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of satisfaction of performance obligations.

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

Marketable Securities

Marketable securities are classified as available for sale and are stated at fair market value, with the unrealized gains and losses, net of tax, reported in other accumulated comprehensive income (loss) on the accompanying Consolidated Balance Sheets. Realized gains and losses and declines in market value due to credit-related factors on investments in marketable securities are included in other income, net on the accompanying Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in other income, net on the accompanying Consolidated Statements of Income. Premiums and discounts are amortized over the life of the related available for sale security as an adjustment to the yield using the effective interest method.

Deferred Commissions

Deferred commissions represent incremental costs to acquire contracts with customers, such as the sales commission payment and associated payroll taxes, which are capitalized and amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. Capitalized contract costs are included under the caption deferred commissions in the accompanying Consolidated Balance Sheets. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of three years.

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

Allowance for Credit Losses

The Company estimates its allowance for credit losses based on its historical collection experience, a review in each period of the status of the then-outstanding accounts receivable, and external market factors. Uncollectible receivables are written-off in the period management believes it has exhausted its ability to collect payment from the customer. Expected credit losses are recorded under the caption other general and administrative expenses in the accompanying Consolidated Statements of Income.

Changes in the allowance for credit losses and the amounts charged to bad debt expense for the three years ended December 31, 2022 were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Allowance Balance at End of Period
2022	$853	$385	$(694)	$544
2021	549	723	(419)	853
2020	843	274	(568)	549

Capitalized Software and Content Development

Capitalized software development is stated on the basis of cost and is presented net of accumulated amortization. The Company capitalizes costs incurred during the development phase for projects to develop software and content. These assets are generally amortized using the straight-line method over three years. The Company capitalized $23.8 million and $21.4 million during 2022 and 2021, respectively. Amortization of capitalized software development was $18.9 million, $15.6 million, and $12.7 million during 2022, 2021, and 2020, respectively. Maintenance and operating costs are expensed as incurred. As of December 31, 2022 and 2021, there were no capitalized software development costs for external computer software developed for resale.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination may require significant judgments to be made by the Company. At December 31, 2022 and 2021, the Company's assets measured at fair value on a recurring basis consisted of marketable securities, which are classified as available for sale (see Note 4 – Marketable Securities).

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation is provided on the straight-line method over the following estimated useful lives, except for leasehold improvements, which are amortized over the shorter of the estimated useful life or their respective lease term.

Years
Furniture and fixtures	5 - 7
Equipment	3

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired, including intangible assets. The carrying amount of its goodwill is evaluated for impairment at least annually during the fourth quarter and whenever events or changes in facts or circumstances indicate that impairment may exist. In accordance with ASC 350, Intangibles – Goodwill and Other, companies may opt to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A qualitative assessment includes factors such as financial performance, industry and market metrics, and other factors affecting the reporting unit. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company must then compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting units using both income and market-based models. These models require the use of various assumptions relating to cash flow projections, growth rates, discount rates, and terminal value calculations. There were no goodwill impairments identified or recorded for the years ended December 31, 2022, 2021, or 2020.

Intangible Assets

The Company estimates fair values of intangible assets using the income and cost methods, which are based on management’s estimates and assumptions. As of December 31, 2022, intangible assets include customer relationships, internally developed technology, non-competition agreements, and trade names. Intangible assets that are considered to have definite useful lives are being amortized on a straight-line basis over periods ranging between one and eighteen years. The weighted average amortization period for definite lived intangible assets as of December 31, 2022 was 11.5 years. Intangible assets considered to have indefinite useful lives are evaluated for impairment at least annually during the fourth quarter, and all intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable. There were no intangible asset impairments identified or recorded for the years ended December 31, 2022, 2021, or 2020.

Long-Lived Assets

Long-lived assets to be held for use are reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate that an impairment of long-lived assets held for use is present. The Company measures any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates whether the carrying value of long-lived assets, including intangible assets, property and equipment, capitalized software development, deferred commissions, and other assets will be recoverable. There were no long-lived asset impairments identified or recorded for the years ended December 31, 2022, 2021, or 2020.

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

Financial Instruments

The Company has various financial instruments, including cash and cash equivalents, accounts receivable, accounts receivable-unbilled, accounts payable, and accrued liabilities. The carrying amounts of these financial instruments approximate fair value because of the short-term maturity or short-term nature of such instruments. The Company also has marketable securities, which are recorded at approximate fair value based on quoted market prices or alternative pricing sources (see Note 4 – Marketable Securities) and non-marketable equity investments, which are recorded under the equity method or under the measurement alternative (see Note 16 - Non-Marketable Equity Investments).

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2022, 2021, and 2020 was $1.9 million, $1.9 million, and $1.1 million, respectively, and is included under the caption sales and marketing expense in the accompanying Consolidated Statements of Income.

Shipping and Handling Costs

Shipping and handling costs that are associated with our products and services are included under the caption cost of revenues (excluding depreciation and amortization) in the accompanying Consolidated Statements of Income.

Income Taxes

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of December 31, 2022, the Company had established a valuation allowance of $1.9 million for the portion of its net deferred tax assets that are not more likely than not expected to be realized. The Company accounts for income tax uncertainties using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit to be recognized in the financial statements.

Earnings per Share

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and restricted share units subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. Common equivalent shares that have an anti-dilutive effect on diluted net income per share are excluded from the calculation of diluted weighted average shares outstanding.

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

The Company sells its products and services to various companies in the healthcare industry that are primarily located in the United States. Customer credit worthiness evaluations are performed on an as-needed basis, and the Company generally requires no collateral from customers. An allowance for credit losses is maintained for potentially uncollectible accounts receivable. The Company did not have any single customer representing over 10% of net revenues or accounts receivable during or as of the years ended December 31, 2022, 2021, or 2020, respectively.

Stock-Based Compensation

As of December 31, 2022, the Company maintained two stock-based compensation plans under which awards are outstanding, as described in Note 11. The Company accounts for stock-based compensation using the fair-value based method for costs related to share-based payments, including stock options and restricted share units. The Company uses the Black Scholes option pricing model for calculating the fair value of option awards issued under its stock-based compensation plans. The Company measures compensation cost of restricted share units based on the closing fair market value of the Company’s stock on the date of grant. Stock-based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period. The Company recognizes tax benefits or deficiencies from stock-based compensation if an excess tax benefit or deficiency is realized. Excess tax benefits and deficiencies are reflected in the Consolidated Statements of Income as a component of the provision for income taxes when realized.

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

Foreign Currency

The functional currency for the Company’s subsidiaries is determined based on the primary economic environment in which the subsidiary operates. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized as cumulative translation adjustments included in accumulated other comprehensive income in the Consolidated Balance Sheets.

2. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of December 31, 2022 and 2021 was 30.6 million and 31.3 million, respectively.

Preferred Stock

The Company is authorized to issue up to 10 million shares of preferred stock in one or more series, having the relative voting powers, designations, preferences, rights and qualifications, limitations or restrictions, and other terms as the Board of Directors may fix in providing for the issuance of such series, without any vote or action of the shareholders. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Share Repurchase Plan

On  November 30, 2021, the Company's Board of Directors authorized a share repurchase program to repurchase up to $20.0 million of the Company's outstanding shares of common stock. This share repurchase program concluded on  March 8, 2022, when the maximum dollar amount authorized under the program was expended. Under this program, the Company repurchased a total of 853,023 shares through open market purchases at an aggregate value of $20.0 million, reflecting an average price per share of $23.45 (excluding the cost of broker commissions). During the year ended December 31, 2022, the Company repurchased 649,739 shares pursuant to this share repurchase program at an aggregate fair value of $14.9 million, based on an average price per share of $22.92 (excluding the cost of broker commissions).

On  March 14, 2022, the Company's Board of Directors approved an expansion of the Company's share repurchase program by authorizing the repurchase of up to an additional $10.0 million of the Company's outstanding shares of common stock. The share repurchase expansion program is scheduled to terminate on the earlier of  March 13, 2023, or when the maximum dollar amount has been expended. During the year ended December 31, 2022, the Company repurchased 402,050 shares at an aggregate fair value of $8.1 million, reflecting an average price per share of $20.19 (excluding the cost of broker commissions).

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ended December 31, 2022 (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$12,091	$5,845	$14,091
Denominator:
Weighted-average shares outstanding	30,648	31,534	31,960
Effect of dilutive shares	69	84	29
Weighted-average diluted shares	30,717	31,618	31,989

Net income per share:
Basic	$0.39	$0.19	$0.44
Diluted	$0.39	$0.18	$0.44

Potentially dilutive shares representing 183,000, 78,000, and 122,000 shares of common stock for the years ended December 31, 2022, 2021, and 2020, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

4. MARKETABLE SECURITIES

At December 31, 2022 and 2021, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. government debt securities	$7,882	$3	$—	$7,885
Total	$7,882	$3	$—	$7,885

	December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
Corporate debt securities	$5,043	$—	$(2)	$5,041
Total	$5,043	$—	$(2)	$5,041

The carrying amounts of the marketable securities reported in the Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of December 31, 2022 and 2021, the Company did not recognize any allowance for credit impairments on its available for sale debt securities. All investments in marketable securities are classified as current assets on the Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

5. REVENUE RECOGNITION AND SALES COMMISSIONS

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services.

The following table represents revenues disaggregated by revenue source for the three years ended December 31, 2022, 2021, and 2020 (in thousands). Sales taxes are excluded from revenues.

	Year Ended December 31, 2022
Business Segments	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$207,191	$46,769	$253,960
Professional services	6,398	6,468	12,866
Total revenues, net	$213,589	$53,237	$266,826

	Year Ended December 31, 2021
Business Segments	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$199,676	$43,941	$243,617
Professional services	5,767	7,328	13,095
Total revenues, net	$205,443	$51,269	$256,712

	Year Ended December 31, 2020
Business Segments	Workforce Solutions	Provider Solutions	Consolidated
Subscription services	$193,673	$40,237	$233,910
Professional services	3,914	7,002	10,916
Total revenues, net	$197,587	$47,239	$244,826

For the years ended  December 31, 2022, 2021, and 2020, the Company recognized $0.4 million, $0.7 million, and $0.3 million, respectively, in impairment losses on receivables and contract assets arising from contracts with customers.

During the years ended December 31, 2022, 2021, and 2020, the Company recognized revenues of $71.4 million, $62.3 million, and $64.5 million, respectively, from amounts included in deferred revenue at the beginning of the respective period. As of December 31, 2022, $517 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. We expect to recognize revenue on approximately 44% of these remaining performance obligations over the 12 months ending December 31, 2023, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by our sales employees are considered incremental and recoverable costs of obtaining a contract with a customer. The Company recorded amortization of deferred commissions of $10.6 million, $9.2 million, and $8.8 million for the years ended  December 31, 2022, 2021, and 2020, respectively, which is included in sales and marketing expenses in the accompanying Consolidated Statements of Income.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Equipment	$15,843	$15,987
Leasehold improvements	14,937	14,937
Furniture and fixtures	4,983	5,025
Gross property and equipment	35,763	35,949
Accumulated depreciation and amortization	(20,280)	(17,999)
Property and equipment, net	$15,483	$17,950

Depreciation of property and equipment totaled $4.5 million, $6.3 million, and $6.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Workforce Solutions	Provider Solutions	Total
Balance at January 1, 2022	$108,077	$74,424	$182,501
Acquisition of CloudCME	6,819	—	6,819
Acquisition of eeds	3,568	—	3,568
Post-closing adjustment for ANSOS	267	—	267
Post-closing adjustment for ComplyALIGN	40	—	40
Post-closing adjustment for Rievent	46	—	46
Effect of exchange rate changes	(843)	—	(843)
Balance at December 31, 2022	$117,974	$74,424	$192,398

	Workforce Solutions	Provider Solutions	Total
Balance at January 1, 2021	$104,016	$74,424	$178,440
Acquisition of ComplyALIGN	945	—	945
Acquisition of Rievent	1,707	—	1,707
Post-closing adjustment for ANSOS	1,183	—	1,183
Effect of exchange rate changes	226	—	226
Balance at December 31, 2021	$108,077	$74,424	$182,501

Intangible assets other than goodwill that are considered to have finite useful lives include customer-related intangibles consisting of customer relationships, which are amortized over their estimated useful lives ranging from eight to eighteen years, and other intangible assets consisting of developed technology, non-competition agreements, and trade names, which are amortized over their estimated useful lives ranging from one to ten years. The Company also recorded an indefinite lived intangible for a trade name valued at $0.7 million. However, in January 2023, the Company made a decision regarding the use of the indefinite lived trade name such that beginning in 2023, it will be amortized over a ten year remaining useful life and is therefore included in the future annual amortization expense table below. Amortization of intangible assets was $14.5 million, $14.9 million, and $10.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Identifiable intangible assets are comprised of the following (in thousands):

	As of December 31, 2022			As of December 31, 2021
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer related	$109,821	$(48,552)	$61,269	$114,418	$(45,615)	$68,803
Other	33,102	(12,818)	20,284	37,154	(16,752)	20,402
Total	$142,923	$(61,370)	$81,553	$151,572	$(62,367)	$89,205

The expected future annual amortization expense for the years ending December 31, is as follows (in thousands):

2023	$14,823
2024	13,313
2025	12,550
2026	9,496
2027	8,712
Thereafter	22,659
Total	$81,553

8. BUSINESS COMBINATIONS

On January 19, 2021, the Company acquired the issued and outstanding equity of ProcessDATA, Ltd. (d/b/a ComplyALIGN and HospitalPORTAL) ("ComplyALIGN"), a Chicago, Illinois-based healthcare technology company offering SaaS-based policy management system for healthcare organizations, for $2.0 million in cash. Acquisition-related transaction costs were $0.1 million. The acquisition is  not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on management’s estimates of fair value. Net assets acquired were $2.0 million. Based on the fair value of assets acquired and liabilities assumed, including intangible assets of $1.0 million, goodwill of $1.0 million was established. The results of operations for ComplyALIGN are included in the Company’s Consolidated Financial Statements from the date of acquisition and are included in the Workforce Solutions segment.

On December  1, 2021, the Company acquired substantially all of the assets of Rievent Technologies, LLC ("Rievent"), a Virginia Beach, Virginia-based healthcare technology company offering a SaaS-based continuing education (CME/CE) management and delivery application, branded Rievent, which supports publishers, professional associations, healthcare insurance companies, and healthcare providers, for $4.0 million in cash. Acquisition-related transaction costs were $0.1 million. The acquisition is  not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on management’s estimates of fair value. Net assets acquired were $4.0 million. Based on the fair value of assets acquired and liabilities assumed, including intangible assets of $2.4 million, goodwill of $1.8 million was established. The results of operations for Rievent are included in the Company’s Consolidated Financial Statements from the date of acquisition and are included in the Workforce Solutions segment.

On  May  18,  2022 , the Company acquired the remaining ownership interest (representing approximately  82% of the outstanding equity interests) of CloudCME, LLC ("CloudCME"), a Nashville-based healthcare technology company offering a SaaS-based application for managing all aspects of continuing education (CME/CE) within a healthcare organization, for approximately $4.0 million in cash and $4.1 million in shares of HealthStream's common stock issued through a private placement at closing. The Company previously held a minority interest in CloudCME of approximately  18%. Acquisition-related transaction costs were $0.1 million. The acquisition is  not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on management’s estimates of fair value. Net assets acquired were $9.6 million. Based on the fair value of assets acquired and liabilities assumed, including intangible assets of $3.8 million, goodwill of $6.8 million was established. The results of operations for CloudCME are included in the Company’s Consolidated Financial Statements from the date of acquisition and are included in the Workforce Solutions segment.

On December 31, 2022, the Company acquired substantially all of the assets of Electronic Education Documentation System, LLC (d/b/a eeds) ("eeds"), an Asheville, North Carolina-based healthcare technology company offering a SaaS-based continuing education (CME/CE) management system for healthcare organizations, for approximately $6.6 million in cash, reflecting customary purchase price adjustments made to the purchase price paid of $7.0 million. The purchase price was included in accrued liabilities in the Company's Consolidated Balance Sheet as of December 31, 2022 and was paid in January 2023. Of the purchase price paid at closing, $0.6 million is being held in escrow for a period of time following the closing to serve as a source of recovery for certain potential indemnification claims by the Company. Acquisition-related transaction costs were $0.1 million. The acquisition is  not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has preliminarily allocated the purchase consideration based on management’s estimates of fair value. Net assets acquired were $6.6 million. Based on the preliminary fair value of assets acquired and liabilities assumed, including intangible assets of $3.4 million, goodwill of $3.6 million was established. The results of operations for eeds are included in the Company’s Consolidated Financial Statements from the date of acquisition and are included in the Workforce Solutions segment.

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

The Company measures segment performance based on operating income before income taxes and prior to the allocation of certain corporate overhead expenses, interest income, interest expense, gains and losses from equity investments, and depreciation. The Unallocated component below includes corporate functions, such as accounting, human resources, legal, information systems, investor relations, administrative and executive personnel, depreciation, a portion of amortization, and certain other expenses, which are not currently allocated in measuring segment performance. The following is the Company’s business segment information as of and for the years ended December 31, 2022, 2021, and 2020 (in thousands).

Revenues, net:	2022	2021	2020
Workforce Solutions	$213,589	$205,443	$197,587
Provider Solutions	53,237	51,269	47,239
Total revenues, net	$266,826	$256,712	$244,826

Operating income:	2022	2021	2020
Workforce Solutions	$35,498	$31,736	$41,622
Provider Solutions	6,857	7,915	4,678
Unallocated	(29,906)	(31,596)	(30,482)
Total operating income	$12,449	$8,055	$15,818

	Assets*		Purchases of long-lived assets			Depreciation and amortization
	2022	2021	2022	2021	2020	2022	2021	2020
Workforce Solutions	$273,488	$258,864	$18,915	$17,831	$17,586	$23,741	$20,616	$12,930
Provider Solutions	135,276	137,008	5,889	4,719	2,849	9,722	9,861	10,311
Unallocated	88,977	90,881	1,051	892	573	4,482	6,336	6,948
Total	$497,741	$486,753	$25,855	$23,442	$21,008	$37,945	$36,813	$30,189

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

As described in greater detail earlier in this Annual Report on Form 10-K, the Company has been in the process of more completely unifying its business under a single platform strategy that is designed to serve as a foundation for the entire enterprise. As a result of this process, the Company’s business is now organized and managed around a consolidated, enterprise approach, including with regard to technology, operations, accounting, internal reporting, organizational structure, compensation, performance assessment, and resource allocation. As of January 2023, the Company’s shift to operate and organize itself on a consolidated, enterprise basis consistent with its single platform strategy reached an inflection point which has resulted in Workforce Solutions and Provider Solutions no longer existing as separate operating segments or separate reportable segments. As a result, beginning with the Quarterly Report on Form 10-Q to be filed for the three months ended March 31, 2023, the Company will report its financial performance as a single reportable segment.

As of January 2023, the Company has one operating segment. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. As of January 1, 2023, the Company’s CODM was our Chief Executive Officer, Robert A. Frist, Jr. The Company’s CODM now allocates resources and assesses performance based upon discrete financial information at the consolidated level. Discrete financial information to measure profitability is no longer being prepared at any other level.

10. INCOME TAXES

Components of earnings before income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$15,777	$8,006	$17,719
Foreign	(192)	(240)	104
Earnings before income taxes	$15,585	$7,766	$17,823

The provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current federal	$1,972	$5	$(1,022)
Current state	923	406	387
Current foreign	(110)	(29)	71
Deferred federal	495	926	3,830
Deferred state	239	699	467
Deferred foreign	(25)	(86)	(1)
Provision for income taxes	$3,494	$1,921	$3,732

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying Consolidated Statements of Income is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Federal tax provision at the statutory rate	$3,274	$1,631	$3,743
State income tax provision, net of federal benefit	975	1,297	787
Tax credits	(1,227)	(717)	(745)
Change in valuation allowance	51	(272)	4
Adjustments for prior year taxes	(261)	(13)	(94)
Changes in uncertain tax positions	767	(10)	20
Other	(85)	5	17
Provision for income taxes	$3,494	$1,921	$3,732

Management periodically assesses the realizability of its deferred tax assets, and to the extent that a recovery is not likely, a valuation allowance is established to reduce the deferred tax asset to the amount estimated to be recoverable. At December 31, 2022, the Company has a valuation allowance of $1.9 million recorded against deferred tax assets for state net operating losses and certain foreign deferred tax assets.

As of December 31, 2022, the Company had federal, state, and foreign net operating loss carryforwards of $5.5 million, $15.2 million, and $8.4 million, respectively. Certain losses have an indefinite carryforward period, while other loss carryforwards will expire in years 2032 through 2042. A portion of the net operating loss carryforwards are subject to annual limitations under Internal Revenue Code Section 382. The annual limitations could result in the expiration of net operating loss and tax credit carryforwards before they are fully utilized. The Company is subject to income taxation at the federal, foreign, and various state levels. We are under examination by the Internal Revenue Service for the 2018 tax year, and have agreed to finalization of this examination and do not expect the adjustment to exceed the uncertain tax position previously recorded. The Company is no longer subject to U.S. federal tax examinations for tax years before 2018, and with few exceptions, the Company is not subject to examination by foreign or state tax authorities for tax years which ended before 2019. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2019 are also subject to examination and adjustment.

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits are as follows (in thousands):

	December 31,
	2022	2021
Balance at beginning of year	$300	$962
Additions for tax positions in current year	743	—
Reductions for tax positions of prior years	(7)	(662)
Balance at end of year	$1,036	$300

Upon reaching the final determination of the 2018 IRS examination, which resulted in a reduction to the research & development tax credit for 2018, the Company evaluated its research & development credit realizability for all open tax years. Taking into consideration the subjectivity of this credit qualification, the Company increased the reserve for uncertain tax positions by $0.7 million during the current year.

The Company recognized $31,000 and $7,000 for interest and penalties related to unrecognized tax benefits within the provision for income taxes during the years ended December 31, 2022 and 2021, respectively. Unrecognized tax benefits included tax positions of $1.0 million and $0.3 million for the years ended  December 31, 2022 and 2021, respectively, that if recognized would impact the Company’s effective tax rate.

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Allowance for credit losses	$142	$222
Accrued liabilities	1,111	1,827
Lease liability	6,896	7,548
Tax credits	362	518
Stock-based compensation	1,064	901
Deferred revenue	653	570
Basis difference on investments	—	300
Net operating loss carryforwards	4,069	7,210
Total deferred tax assets	14,297	19,096
Less: Valuation allowance	(1,947)	(2,011)
Deferred tax assets, net of valuation allowance	12,350	17,085
Deferred tax liabilities:
Deductible goodwill	5,691	4,906
Nondeductible intangible assets	2,878	3,422
Right of use assets	6,001	6,523
Prepaid assets	9,302	8,269
Capitalized software development	3,415	8,484
Depreciation	2,548	3,026
Basis difference on investments	128	—
Total deferred tax liabilities	29,963	34,630

Net deferred tax liabilities	$17,613	$17,545

The Company realized $97,000 of excess tax deficiencies related to stock-based awards during the year ended December 31, 2022, which was reflected in the statement of income as a component of the provision for income taxes.

11. STOCK-BASED COMPENSATION

Stock Incentive Plan

The Company has outstanding stock-based awards under its 2016 Omnibus Incentive Plan (2016 Plan) and 2022 Omnibus Incentive Plan (2022 Plan) (collectively, the 2016 Plan and the 2022 Plan, referred to as the Plans). The 2022 Plan authorizes the grant of options, restricted share units (RSUs), or other forms of stock-based compensation to employees, officers, directors, and others, and such grants must be approved by the Compensation Committee of the Board of Directors. The 2022 Plan allows the Compensation Committee of the Board of Directors to determine the vesting period and parameters of each grant. The vesting period of the options and RSUs granted has historically included annual vesting over a period of up to five years, generally beginning one year after the grant date. As of December 31, 2022, 1,254,309 shares of common stock were available to be granted under the 2022 Plan.

Stock Option Activity

A summary of activity relative to stock options for the year ended December 31, 2022 is as follows (in thousands, except weighted-average exercise price).

		Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at beginning of period	90	$20.34
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at end of period	90	$20.34	$405
Exercisable at end of period	32	$20.34	$142

The aggregate intrinsic value for stock options in the table above represents the total difference between the Company’s closing stock price on December 30, 2022 (the last trading day of the year) of $24.84 per share and the option exercise price, multiplied by the number of in-the money options as of December 31, 2022. The weighted average remaining contractual term of options outstanding at December 31, 2022 was 8 years.

Restricted Share Unit Activity

A summary of activity relative to RSUs for the year ended December 31, 2022 is as follows (in thousands, except weighted-average grant date fair value):

		Weighted-
	Number of	Average Grant Date	Aggregate
	RSU’s	Fair Value	Intrinsic Value
Outstanding at beginning of period	365	$24.59
Granted	317	21.13
Vested	(123)	25.00
Forfeited	(27)	23.53
Outstanding at end of period	532	$22.49	$13,213

The aggregate fair value of RSUs that vested during the year ended December 31, 2022 and 2021, as of the respective vesting dates, was $3.1 million and $2.3 million, respectively. A portion of RSUs that vested in 2022 and 2021 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld for taxes during 2022 and 2021 were 28,000 and 20,000, respectively, and were based on the value of the RSUs on their respective settlement dates as determined by the Company’s closing stock price. Total payments related to RSUs for the employees’ tax obligations to taxing authorities were $0.6 million in 2022, $0.5 million in 2021, and $0.4 million in 2020, and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

Stock-Based Compensation

Total stock-based compensation expense, which is recorded in our Consolidated Statements of Income, recorded for the years ended December 31, is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenues (excluding depreciation and amortization)	$155	$944	$41
Product development	608	1,164	363
Sales and marketing	239	759	199
Other general and administrative	2,552	2,436	1,614
Total stock-based compensation expense	$3,554	$5,303	$2,217

The Company amortizes the fair value of all stock-based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally is the vesting period. As of December 31, 2022, total unrecognized compensation expense related to non-vested stock options and RSUs was $6.9 million, net of estimated forfeitures, with a weighted average expense recognition period remaining of 2.8 years. The Company realized $97,000 of excess tax deficiencies related to stock-based awards during the year ended December 31, 2022, which was reflected in the Consolidated Statement of Income as a component of the provision for income taxes.

Stock Awards

During December 2021, the Company’s Chief Executive Officer, Robert A. Frist, Jr., contributed 86,494 of his personally owned shares of HealthStream, Inc. common stock (valued at $2.25 million) to the Company, without any consideration paid to him, for the benefit of the Company’s employees. In connection therewith, effective December 29, 2021 the Company approved the award of 86,494 fully vested shares of common stock to over 1,000 employees of the Company under the HealthStream, Inc. 2016 Omnibus Incentive Plan. These shares were issued in December 2021. As required by ASC Topic 718, Compensation – Stock Compensation, ("ASC 718") the Company recognized $2.25 million of stock-based compensation expense for these stock awards during the three months ended December 31, 2021 based on the closing fair market value of the Company’s stock on the date of the Company’s approval of these grants. Total payments related to the employees’ tax obligations to taxing authorities for these stock awards were $0.7 million and are reflected as a financing activity within the Consolidated Statement of Cash Flows for 2021. In addition, the employer taxes and expenses associated with these grants were $0.2 million and were recorded as an expense during December 2021. Mr. Frist contributed an additional 7,113 of his personally owned shares to cover these costs. The receipt of shares from Mr. Frist in connection with the withholding of shares as set forth above are presented on the Company’s Statement of Shareholders’ Equity in a similar manner as a share repurchase (i.e., reduction of outstanding shares).

12. EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, subject to IRS limitations. The Company elected to provide eligible employees with matching contributions totaling $1.5 million, $2.0 million, and $1.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

13. DEBT

At December 31, 2022 and 2021, the Company had no debt outstanding.

Revolving Credit Facility

The Company entered into a Third Amendment to Revolving Credit Agreement ("Revolving Credit Facility"), amending the Revolving Credit Facility, dated as of November 24, 2014 with Truist Bank, successor by merger to SunTrust Bank ("Truist"), extending the maturity date to October 28, 2023. The Amendment also increased the capacity under the Revolving Credit Facility to $65.0 million, which continues to include a $5.0 million swing line sub-facility and a $5.0 million letter of credit sub-facility, as well as an accordion feature that allows the Company to increase the Revolving Credit Facility by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions. In addition, the Amendment, among other things, (i) increased the basket for dividends to $65.0 million so long as the pro forma leverage ratio is less than or equal to 1.50:1.00 and the Company has minimum liquidity of $30.0 million, (ii) increased the basket for permitted minority owned investments to $20.0 million, (iii) added a LIBOR floor of 0.50%, and (iv) adjusted the applicable margin. At the Company’s election, the borrowings under the Revolving Credit Facility bear interest at either (1) a rate per annum equal to the highest of Truist’s prime rate or 0.5% in excess of the Federal Funds Rate or 1.0% in excess of one-month LIBOR (the "Base Rate"), plus an applicable margin, or (2) the one, two, three, or six-month per annum LIBOR for deposits in the applicable currency (the "Eurocurrency Rate"), as selected by the Company, plus an applicable margin. The applicable margin for Eurocurrency Rate loans depends on the Company’s funded debt leverage ratio and varies from 1.50% to 1.75%. The applicable margin for Base Rate loans depends on the Company’s funded debt leverage ratio and varies from 0.50% to 0.75%. Commitment fees and letter of credit fees are also payable under the Revolving Credit Facility. Principal is payable in full at maturity on October 28, 2023, and there are no scheduled principal payments prior to maturity. The Company is required to pay a commitment fee ranging between 20 and 30 basis points per annum of the average daily unused portion of the Revolving Credit Facility, depending on the Company’s funded debt leverage ratio. The obligations under the Revolving Credit Facility are guaranteed by each of the Company’s subsidiaries.

The purpose of the Revolving Credit Facility is for general working capital needs, permitted acquisitions (as defined in the Revolving Credit Agreement), and for stock repurchase and/or redemption transactions that the Company may authorize.

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

As of December 31, 2022, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of December 31, 2022 and there were no borrowings under the Revolving Credit Facility during the year ended December 31, 2022.

14. LEASES

The Company’s operating lease expense as presented in other general and administrative expense in the Consolidated Statements of Income was $4.3 million, $5.5 million, and $4.8 million for the twelve months ended December 31, 2022, 2021, and 2020, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $4.7 million and $5.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the weighted-average remaining lease term was 8.1 years, and the weighted-average incremental borrowing rate was 6%. As of  December 31, 2022, the Company did not have any leases that had not yet commenced.

The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of December 31, 2022 and 2021 (in thousands).

		Year Ended December 31,
		2022	2021
Assets	Classification
Operating lease right-of-use assets	Operating lease right of use assets, net	$22,759	$25,168
Total leased assets		$22,759	$25,168
Liabilities
Operating lease liabilities, current	Accounts payable and accrued expenses	$2,840	$2,928
Operating lease liabilities, noncurrent	Operating lease liability, noncurrent	23,321	26,178
Total operating lease liabilities		$26,161	$29,106

The table below presents the maturities of lease liabilities under non-cancellable leases as of December 31, 2022 (in thousands).

2023	$4,347
2024	4,401
2025	4,022
2026	3,650
2027	3,385
Thereafter	13,616
Total undiscounted lease payments	$33,421
Less imputed interest	(7,260)
Total lease liabilities	$26,161

The Company subleases certain of its office space included above under non-cancellable leases and is due to receive future minimum rental payments of approximately $0.2 million, $0.2 million, and $37,000 for the years ended December 31, 2023, 2024, and 2025, respectively.

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

16. NON-MARKETABLE EQUITY INVESTMENTS

The aggregate carrying amount of non-marketable equity investments accounted for using the measurement alternative for equity investments that do not have readily determinable fair values was $1.5 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively, which we evaluate for impairment at each reporting period. During the year ended December 31, 2022, the Company recorded a $2.7 million upward adjustment to the carrying value of a non-marketable equity investment due to a change in fair value based on the consideration received upon the sale of the investment. During the year ended December 31, 2021, the Company recorded a $0.3 million upward adjustment to the carrying value of a non-marketable equity investment due to a change in fair value based on the consideration received upon the sale of the investment. Cumulatively, the Company has recorded $2.8 million in upward adjustments to the carrying value of non-marketable equity investments. Such is the combination of cumulative upward adjustments of $4.1 million offset by cumulative downward adjustments of $1.3 million. Cumulatively, the Company has recorded $1.3 million in reductions to the carrying value of non-marketable equity investments due to downward changes in fair value based on observable prices from orderly transactions for similar investments made in the investee. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2022. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As discussed above, we completed the acquisition of eeds on December 31, 2022. We are in the process of analyzing the systems of internal control over financial reporting of the acquired eeds business and integrating it within our broader framework of controls. In accordance with the SEC’s rules which allow us to exclude acquired businesses from our internal controls assessment in respect of periods ending on or prior to the first anniversary of the completion of any such acquisition, and taking into account the proximity of the closing date of this acquisition to our internal controls assessment date of December 31, 2022, we have excluded the acquired eeds business from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. The assets of eeds as of December 31, 2022 represented less than 1% of our total consolidated assets as of such date, and eeds had no net revenue recorded during our fiscal year ended December 31, 2022. We plan to complete the integration of the acquired eeds business within our broader framework of internal controls during 2023 and include this business within management’s assessment of our internal control over financial reporting in our next annual report on Form 10-K.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to directors of the Company and corporate governance is incorporated by reference from the information to be contained in our proxy statement for the 2023 Annual Meeting of Shareholders (2023 Proxy Statement) that we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption Information about our Executive Officers.

Item 11. Executive Compensation

Incorporated by reference from the information to be contained in the Company’s 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information to be contained in the Company’s 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information to be contained in the Company’s 2023 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information to be contained in the Company’s 2023 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits

Number	Description
2.1 (1)	Membership Interest Purchase Agreement, by and between HealthStream, Inc. and Press Ganey Associates, Inc., dated February 12, 2018.
2.2 (2)	Equity Purchase Agreement, dated November 25, 2020, by and among HSTM Max Holdings, Inc., Change Healthcare Holdings, LLC, Change Healthcare Technologies, LLC and Change Healthcare Ireland Limited.
3.1*	Fourth Amended and Restated Charter of HealthStream, Inc.
3.2 (3) *	Second Amended and Restated Bylaws of HealthStream, Inc.
4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.
4.2*	Reference is made to Exhibits 3.1 and 3.2.
4.3 (4)	Description of Capital Stock of HealthStream, Inc.
10.1	Form of Indemnification Agreement
10.2	Contribution Agreement dated as of December 29, 2021 between HealthStream, Inc. and Robert A. Frist, Jr.
10.3	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.
10.4 (7)

Revolving Credit Agreement, dated November 24, 2014, by and among HealthStream, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent, issuing bank, and swingline lender

10.5	Summary of Director and Executive Officer Compensation
10.6	Letter Agreement, dated as of September 24, 2015, between HealthStream, Inc. and Michael Sousa.
10.7	2016 Omnibus Incentive Plan.
10.8	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers) under 2016 Omnibus Incentive Plan.
10.9	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director) under 2016 Omnibus Incentive Plan.
10.10 (11)	Lease Agreement, dated April 3, 2017, by and between HealthStream, Inc. and Capitol View Joint Venture.
10.11 (12)	First Amendment to Revolving Credit Agreement, dated November 13, 2017, by and between HealthStream, Inc. and SunTrust Bank.
10.12 (13)	Second Amendment to Revolving Credit Agreement, dated as of December 31, 2018, by and between HealthStream, Inc. and SunTrust Bank.
10.13 (14)	Third Amendment to Revolving Credit Agreement, dated as of October 28, 2020, by and between HealthStream, Inc. and SunTrust Bank.
10.14	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2016 Omnibus Incentive Plan between HealthStream, Inc. and J. Edward Pearson
10.15	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2016 Omnibus Incentive Plan between HealthStream, Inc. and Michael Sousa
10.16	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement under 2016 Omnibus Incentive Plan.
10.17	HealthStream, Inc. 2022 Cash Incentive Bonus Plan
10.18	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2016 Omnibus Incentive Plan
10.19	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) which were contingent upon approval of 2022 Omnibus Incentive Plan
10.20	Form of HealthStream, Inc. Restricted Share Unit Agreement (Time Based) which were contingent upon approval of 2022 Omnibus Incentive Plan
10.21	HealthStream, Inc. 2022 Omnibus Incentive Plan
10.22	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2022 Omnibus Incentive Plan
21.1	Subsidiaries of HealthStream, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101.1)
*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated February 12, 2018.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 30, 2020.
(3)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 23, 2015.
(4)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the SEC on February 26, 2020.
(5)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(7)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 25, 2014.
(8)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2015, filed with the SEC on October 30, 2015.
(9)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 31, 2016.
(10)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2017, filed with the SEC on May 1, 2017.
(11)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2017, filed with the SEC on July 31, 2017.
(12)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 14, 2017.
(13)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated January 2, 2019.
(14)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 28, 2020.
(15)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 16, 2018.
(16)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on February 26, 2021.
(17)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2022, filed with the SEC on April 28, 2022.
(18)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 31, 2022.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February 2023.

HEALTHSTREAM, INC.

By: /s/ ROBERT A. FRIST, JR.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ ROBERT A. FRIST, JR.	Chief Executive Officer and	February 28, 2023
Robert A. Frist, Jr.	Chairman (Principal Executive Officer)

/s/ SCOTT A. ROBERTS	Chief Financial Officer and Senior Vice President	February 28, 2023
Scott A. Roberts	(Principal Financial and Accounting Officer)

/s/ THOMPSON DENT	Director	February 28, 2023
Thompson Dent

/s/ FRANK GORDON	Director	February 28, 2023
Frank Gordon

/s/ TERRY ALLISON RAPPUHN	Director	February 28, 2023
Terry Allison Rappuhn

/s/ JEFFREY L. MCLAREN	Director	February 28, 2023
Jeffrey L. McLaren

/s/ LINDA REBROVICK	Director	February 28, 2023
Linda Rebrovick

/s/ MICHAEL SHMERLING	Director	February 28, 2023
Michael Shmerling

/s/ WILLIAM STEAD	Director	February 28, 2023
William Stead

/s/ DEBORAH TAYLOR TATE	Director	February 28, 2023
Deborah Taylor Tate