Form 10-Q
period 2023-03-31
HEALTHSTREAM INC
filed 2023-04-27
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of April 24, 2023, there were 30,682,518 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$48,836	$46,023
Marketable securities	9,818	7,885
Accounts receivable, net of allowance for doubtful accounts of $616 and $544 at March 31, 2023 and December 31, 2022, respectively	41,556	36,730
Accounts receivable - unbilled	5,732	5,980
Prepaid royalties, net of amortization	10,959	9,071
Other prepaid expenses and other current assets	8,207	8,688
Total current assets	125,108	114,377

Property and equipment, net of accumulated depreciation of $21,326 and $20,280 at March 31, 2023 and December 31, 2022, respectively	14,689	15,483
Capitalized software development, net of accumulated amortization of $110,182 and $105,025 at March 31, 2023 and December 31, 2022, respectively	38,460	37,118
Operating lease right of use assets, net	22,136	22,759
Goodwill	191,102	192,398
Customer-related intangibles, net of accumulated amortization of $50,679 and $48,552 at March 31, 2023 and December 31, 2022, respectively	61,080	61,269
Other intangible assets, net of accumulated amortization of $14,346 and $12,818 at March 31, 2023 and December 31, 2022, respectively	18,026	20,284
Deferred tax assets	383	383
Deferred commissions	27,122	28,344
Non-marketable equity investments	4,391	4,518
Other assets	662	808
Total assets	$503,159	$497,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,122	$32,301
Accrued royalties	6,533	5,443
Deferred revenue	94,349	79,469
Total current liabilities	121,004	117,213

Deferred tax liabilities	18,787	17,996
Deferred revenue, noncurrent	2,562	2,937
Operating lease liability, noncurrent	22,572	23,321
Other long-term liabilities	2,195	2,210
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 30,682 and 30,579 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	254,986	254,832
Retained earnings	82,069	80,213
Accumulated other comprehensive loss	(1,016)	(981)
Total shareholders’ equity	336,039	334,064
Total liabilities and shareholders’ equity	$503,159	$497,741

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues, net	$68,946	$65,367
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	23,856	21,998
Product development	11,680	10,412
Sales and marketing	11,728	10,417
Other general and administrative expenses	8,865	9,183
Depreciation and amortization	9,926	9,322
Total operating costs and expenses	66,055	61,332

Operating income	2,891	4,035

Other income (loss), net	250	(276)

Income before income tax provision	3,141	3,759
Income tax provision	518	866
Net income	$2,623	$2,893

Net income per share:
Basic	$0.09	$0.09
Diluted	$0.09	$0.09

Weighted average shares of common stock outstanding:
Basic	30,591	30,955
Diluted	30,659	30,976
Dividends declared per share	$0.025	$—

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income	$2,623	$2,893

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(33)	278
Unrealized loss on marketable securities	(2)	(6)
Total other comprehensive (loss) income	(35)	272
Comprehensive income	$2,588	$3,165

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31, 2023
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2022	30,579	$254,832	$80,213	$(981)	$334,064
Net income	—	—	2,623	—	2,623
Comprehensive loss	—	—	—	(35)	(35)
Dividends declared on common stock ($0.025 per share)	—	—	(767)	—	(767)
Stock-based compensation	—	945	—	—	945
Common stock issued under stock plans, net of shares withheld for employee taxes	103	(791)	—	—	(791)
Balance at March 31, 2023	30,682	$254,986	$82,069	$(1,016)	$336,039

	Three Months Ended March 31, 2022
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income	Equity
Balance at December 31, 2021	31,327	$270,791	$68,122	$106	$339,019
Net income	—	—	2,893	—	2,893
Comprehensive income	—	—	—	272	272
Stock-based compensation	—	774	—	—	774
Common stock issued under stock plans, net of shares withheld for employee taxes	83	(497)	—	—	(497)
Repurchase of common stock	(892)	(19,889)	—	—	(19,889)
Balance at March 31, 2022	30,518	$251,179	$71,015	$378	$322,572

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$2,623	$2,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,926	9,322
Stock-based compensation	945	774
Amortization of deferred commissions	2,712	2,484
Provision for credit losses	209	6
Deferred income taxes	800	684
Loss on non-marketable equity investments	127	276
Other	(85)	26
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(4,787)	(5,874)
Prepaid royalties	(1,889)	(2,033)
Other prepaid expenses and other current assets	482	952
Deferred commissions	(1,490)	(2,614)
Other assets	147	79
Accounts payable and accrued expenses	(4,773)	(3,653)
Accrued royalties	1,090	1,877
Deferred revenue	14,504	15,456
Net cash provided by operating activities	20,541	20,655

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(6,621)	(22)
Proceeds from maturities of marketable securities	1,000	5,025
Purchases of marketable securities	(2,850)	(2,024)
Payments associated with capitalized software development	(7,566)	(6,305)
Purchases of property and equipment	(879)	(636)
Net cash used in investing activities	(16,916)	(3,962)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(791)	(497)
Repurchases of common stock	—	(19,726)
Net cash used in financing activities	(791)	(20,223)

Effect of exchange rate changes on cash and cash equivalents	(21)	(5)
Net increase (decrease) in cash and cash equivalents	2,813	(3,535)
Cash and cash equivalents at beginning of period	46,023	46,905
Cash and cash equivalents at end of period	$48,836	$43,370

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. OVERVIEW AND BASIS OF PRESENTATION

Company Overview

HealthStream provides primarily Software-as-a-Service (SaaS) based applications for healthcare organizations—all designed to improve business and clinical outcomes by supporting the people who deliver patient care. We are focused on helping healthcare organizations meet their ongoing clinical development, talent management, training, education, assessment, competency management, safety and compliance, scheduling, and provider credentialing, privileging, and enrollment needs. The Company is organized and operated according to our One HealthStream approach, with our hStream technology platform at the center of that approach. Increasingly, SaaS based applications in our diverse ecosystem of solutions utilize our proprietary hStream technology platform to enhance their value proposition by creating interoperability with and among other applications. As used in this Report, “HealthStream,” “Company,” “we,” “us,” and “our” mean HealthStream, Inc. and its subsidiaries unless the context indicates otherwise.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The Condensed Consolidated Balance Sheet at December 31, 2022 was derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2022 (included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2023).

Consolidated Segment Information

Our business is managed and organized around a single platform strategy, also referred to as our One HealthStream approach. At the center of this single platform strategy is our hStream technology platform. By facilitating interoperability among our applications, as well as third party applications, we believe that our hStream technology platform is allowing stand-alone applications to leverage each other to more efficiently and effectively empower our customers to manage their business and improve their outcomes.

As indicated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 28, 2023, the Company has reached an inflection point in its efforts to operate according to its single platform strategy, also known as our One HealthStream approach. As of January 1, 2023, the Company’s business is now organized and managed around a consolidated, enterprise approach, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by our key decision maker), organization structure, compensation, performance assessment, and resource allocation.

As the result of these developments, the Company determined that Workforce Solutions and Provider Solutions were no longer separate operating segments or separate reportable segments as of January 1, 2023, such that the Company would no longer present two reportable segments for periods beginning on and after this date. As such, beginning January 1, 2023, the Company has a single reportable segment, such that the Company is presenting historical financial information on a single segment basis beginning with this Quarterly Report on Form 10-Q for the three months ended March 31, 2023. For purposes of reporting historical 2022 results in this Quarterly Report on Form 10-Q, we are reporting comparable performance on a consolidated basis unless otherwise indicated.

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended March 31,
	2023	2022
Subscription services	$66,015	$62,075
Professional services	2,931	3,292
Total revenues, net	$68,946	$65,367

For the three months ended March 31, 2023 and 2022, the Company recognized $0.2 million and $6,000, respectively, in impairment losses on receivables and contract assets arising from the Company’s contracts with customers.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three months ended  March 31, 2023 and 2022, we recognized revenues of approximately $39.1 million and $34.6 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. As of March 31, 2023, approximately $504 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. We expect to recognize revenue related to approximately 44% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company recorded amortization of deferred commissions of approximately $2.7 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively, which is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

3. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended March 31, 2023 and 2022, the Company recorded a provision for income taxes of approximately $0.5 million and $0.9 million, respectively. The Company’s effective tax rate was 16% and 23% for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences. The Company recognizes excess tax benefits and tax deficiencies associated with stock-based awards as a component of its provision for income taxes. During the three months ended March 31, 2023, the Company recorded discrete tax benefits of $53,000, which consisted primarily of a $133,000 tax benefit associated with stock-based awards. This tax benefit was partially offset by $80,000 of discrete tax expense related to reserves for uncertain tax positions. During the three months ended March 31, 2022, the Company recorded discrete tax expense of $0.1 million, which consisted primarily of tax deficiencies associated with stock-based awards.

4. SHAREHOLDERS’ EQUITY

Dividends on Common Stock

On February 20, 2023, the Company's Board of Directors ("Board") approved a dividend policy under which the Board declared the initial quarterly dividend in the amount of $0.025 per share, which will be payable on April 28, 2023 to the holders of record of all of the issued and outstanding shares of common stock as of the close of business on April 17, 2023. This marks the first quarterly cash dividend policy adopted by the Company.

On April 24, 2023, the Board approved the Company's second quarterly cash dividend of $0.025 per share, payable on June 23, 2023 to holders of record on June 12, 2023.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock-Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan and 2022 Omnibus Incentive Plan. The Company accounts for its stock-based compensation plans using the fair-value based method for costs related to share-based payments, including restricted share units (“RSUs”) and stock options. During the three months ended March 31, 2023, the Company issued 45,907 RSUs subject to service-based time vesting, with a weighted average grant date fair value of $26.25 per share, measured based on the closing fair market value of the Company's stock on the date of the grant. During the three months ended March 31, 2022, the Company approved the grant of 135,352 RSUs subject to service-based time vesting, of which 35,161 of these RSUs were conditioned upon and subject to shareholder approval of the 2022 Omnibus Incentive Plan submitted to the Company's shareholders for approval at the annual meeting of the Company's shareholders held on  May 26, 2022. Of these, the 100,191 RSUs that were not conditioned on shareholder approval of the 2022 Omnibus Incentive Plan were granted with a weighted average grant date fair value of $20.32 per share, measured based on the closing fair market value of the Company’s stock on the date of grant. Applicable accounting standards required that the 35,161 RSUs conditioned upon approval of the 2022 Omnibus Incentive Plan not be valued until the condition was met (that is, at such time that the 2022 Omnibus Incentive Plan was approved by shareholders at the annual meeting of the Company’s shareholders on  May 26, 2022).

During the three months ended March 31, 2023, the Company granted 138,000 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis in increments of 15%, 20%, 20%, 20%, and 25% based on performance in 2023, 2024, 2025, 2026, and 2027, respectively. The performance criteria for the first-year tranche, or 20,700 of these performance-based RSUs, is based on 2023 adjusted EBITDA. The measurement date for these 20,700 performance-based RSUs was established during the three months ended March 31, 2023 with a weighted average grant date fair value of $26.25 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established. The performance criteria for the remaining 117,300 performance-based RSUs has not yet been determined and will be established on an annual basis in 2024, 2025, 2026, and 2027, as applicable; therefore, the measurement date for these remaining 117,300 performance-based RSUs cannot be determined until the performance criteria have been established.

During the three months ended March 31, 2022, the Company approved the grant of 91,042 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis in increments of 15%, 20%, 20%, 20%, and 25% based on performance in 2022, 2023, 2024, 2025, and 2026, respectively. The performance criteria and measurement date for the second-year tranche, or 18,210 of these performance-based RSUs, is based on 2023 adjusted EBITDA and was established during the three months ended March 31, 2023 with a grant date fair value of $26.25 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established. The performance criteria for the remaining 59,178 performance-based RSUs has not yet been determined and will be established on an annual basis in 2024, 2025, and 2026, as applicable; therefore, the measurement date for these remaining 59,178 performance-based RSUs cannot be determined until the performance criteria have been established.

Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues (excluding depreciation and amortization)	$48	$38
Product development	167	125
Sales and marketing	113	83
Other general and administrative	617	528
Total stock-based compensation expense	$945	$774

Share Repurchase Plan

On March 14, 2022, the Company's Board approved an expansion of the Company's share repurchase program initially authorized by the Board on November 1, 2021 by authorizing the repurchase of up to an additional $10.0 million of the Company's outstanding shares of common stock. The share repurchase expansion program expired on  March 13, 2023. Under this program, the Company repurchased a total of 402,050 shares at an aggregate fair value of $8.1 million, reflecting an average price per share of $20.19 (excluding the cost of broker commissions). No repurchases occurred during the three months ended March 31, 2023.

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 268,000 and 218,000 for the three months ended March 31, 2023 and 2022, respectively.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$2,623	$2,893
Denominator:
Weighted-average shares outstanding	30,591	30,955
Effect of dilutive shares	68	21
Weighted-average diluted shares	30,659	30,976

Net income per share:
Basic	$0.09	$0.09
Diluted	$0.09	$0.09

6. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	March 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$9,818	$2	$(2)	$9,818
Total	$9,818	$2	$(2)	$9,818

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$7,882	$3	$—	$7,885
Total	$7,882	$3	$—	$7,885

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of March 31, 2023, the Company did not recognize any allowance for credit impairments on its available for sale debt securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

7. BUSINESS COMBINATIONS

On  December 31, 2022, the Company acquired substantially all of the assets of Electronic Education Documentation System, LLC (d/b/a eeds) ("eeds"), an Asheville, North Carolina-based healthcare technology company offering a SaaS-based continuing education (CME/CE) management system for healthcare organizations, for approximately $6.6 million in cash, reflecting customary purchase price adjustments made to the purchase price paid of $7.0 million. After the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 on February 28, 2023, the Company received an updated valuation report for the acquisition from a third-party valuation firm. Based on the results of that valuation report, the Company has estimated the fair value of the customer relationships, developed technology, non-compete, and trade name intangible assets to be $2.6 million, $1.9 million, $0.2 million, and $0.1 million, respectively. As a result, the fair value of the customer relationships and non-compete intangible assets were increased by $2.0 million and $0.1 million during the three months ended March 31, 2023, respectively, while the developed technology and trade name intangible assets were decreased by $0.8 million and $20,000 during the three months ended March 31, 2023, respectively, due to this new information, with a corresponding decrease to goodwill of $1.3 million for the net change in the fair value of identifiable intangible assets.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. DEBT

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

As of March 31, 2023, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three months ended March 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward‑Looking Statements

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this report and our audited Consolidated Financial Statements and the Notes thereto for the year ended December 31, 2022, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (the “2022 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements set forth above and the risks set forth under the caption Part I, Item 1A. Risk Factors in our 2022 Form 10-K and other disclosures in our 2022 Form 10-K, earnings releases, and other filings with the SEC from time to time, as well as other cautionary statements contained elsewhere in this report, including our critical accounting policies and estimates as discussed in this report and our 2022 Form 10-K. We undertake no obligation to update or revise any forward-looking statements. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we currently expect.

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

Our business is managed and organized around a single platform strategy, also referred to as our One HealthStream approach. At the center of this single platform strategy is our hStream technology platform. By facilitating interoperability among our applications, as well as third party applications, we believe that our hStream technology platform is allowing stand-alone applications to leverage each other to more efficiently and effectively empower our customers to manage their business and improve their outcomes.

As indicated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 28, 2023, the Company has reached an inflection point in its efforts to operate according to its One HealthStream approach. As of January 1, 2023, the Company’s business is now organized and managed around a consolidated, enterprise approach, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by our key decision maker), organization structure, compensation, performance assessment, and resource allocation.

As the result of these developments, the Company determined that Workforce Solutions and Provider Solutions were no longer separate operating segments or separate reportable segments as of January 1, 2023, such that the Company would no longer present two reportable segments for periods beginning on and after this date. As such, beginning January 1, 2023, the Company has a single reportable segment, such that the Company is presenting historical financial information on a single segment basis beginning with this Quarterly Report on Form 10-Q for the three months ending March 31, 2023.

Significant financial metrics for the first quarter of 2023 are set forth in the bullets below.

•

Revenues of $68.9 million in the first quarter of 2023, up 5% from $65.4 million in the first quarter of 2022, attributable primarily to growth in several of our subscription-based product categories, including contributions from recent acquisitions.

•

Operating income of $2.9 million in the first quarter of 2023, down 28% from $4.0 million in the first quarter of 2022, which comparison was negatively impacted in the amount of $1.0 million by the severance charge in the first quarter of 2023 associated with the consolidation of HealthStream's business under a single platform strategy, as further discussed below.

•

Net income of $2.6 million in the first quarter of 2023, down 9% from $2.9 million in the first quarter of 2022, which comparison was negatively impacted in the amount of $0.8 million by the severance charge in the first quarter of 2023 associated with HealthStream’s consolidation referenced above.

•

Earnings per share (“EPS”) of $0.09 per share (diluted) in both the first quarters of 2023 and 2022, which comparison was negatively impacted in the amount of $0.03 per share (diluted) by the severance charge in the first quarter of 2023 associated with HealthStream’s consolidation referenced above.

•

Adjusted EBITDA[1] of $13.7 million in the first quarter of 2023, down 2% from $14.0 million in the first quarter of 2022, which comparison was negatively impacted in the amount of $1.0 million by the severance charge in the first quarter of 2023 associated with HealthStream’s consolidation referenced above.

[1]

Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income and disclosure regarding why we believe adjusted EBITDA provides useful information to investors is included later in this report.

COVID-19 Pandemic and Other Recent Developments

The impact of the COVID-19 pandemic continues to cause uncertainty and potential economic volatility, including with regard to our healthcare customers and our business. However, the impact of the pandemic itself on public health and economic conditions has significantly lessened and conditions have normalized since the height of the pandemic in 2020 and 2021, potentially to the point of reaching an endemic stage.

Our business is focused on providing solutions to healthcare organizations, and as such the pandemic’s adverse impact on healthcare organizations has resulted in an adverse impact on our Company. We believe that certain developments related to the pandemic negatively impacted our business in 2021 and to a lesser extent in 2022 and the three months ended March 31, 2023. In particular, sales cycles in 2021 and 2022 were delayed or postponed such that declines in sales bookings by customers over this period resulted in a negative impact to revenue and earnings in 2022 and the three months ended March 31, 2023 and may continue to result in a negative impact (to a lesser extent) to revenue and earnings for a portion of the remainder of 2023. Earlier in the pandemic, such impacts on our healthcare organization customers were more frequently associated with the need to focus on providing critical care to pandemic victims and the negative economic impact many of our healthcare organization customers experienced from being forced to temporarily reduce or discontinue services, like elective surgeries, from which they derive revenue. More recently, such impacts on healthcare customers appear to be associated with the cessation of or significant reduction in governmental funds such customers have received or anticipate receiving through earlier federal stimulus and relief measures, including the Public Health Emergency Fund, the Paycheck Protection Program, and the Provider Relief Fund.

Macroeconomic conditions in the U.S. continue to be challenging in various respects, including as the result of ongoing inflationary pressures, elevated interest rate levels, disruptions to global supply networks, challenging labor market conditions, and instability in the banking system. Such negative macroeconomic conditions have adversely affected, and may continue to adversely affect, us and our customers in the healthcare industry. In particular, we have experienced, and believe that some of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with current inflationary pressures and labor market conditions.

Key Business Metrics

Our management utilizes the following financial and non-financial metrics in connection with managing our business.

•

Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations and, for businesses acquired prior to the adoption of ASU 2021-08 on January 1, 2022, reflects deferred revenue write-downs associated with fair value accounting for such acquired businesses. Revenues, net, were $68.9 million for the three months ended March 31, 2023, compared to $65.4 million for the three months ended March 31, 2022. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, short-term cash incentive bonuses and performance-based equity award grants are based on the achievement of adjusted EBITDA targets (as defined in applicable bonus and equity grant documentation). Adjusted EBITDA was $13.7 million for the three months ended March 31, 2023, compared to $14.0 million for the three months ended March 31, 2022, which comparison was negatively impacted in the amount of $1.0 million by the severance charge in the first quarter of 2023 associated with HealthStream's consolidation referenced above.

•

hStream Subscriptions. hStream subscriptions are determined as the number of subscriptions under contract for hStream, our proprietary technology platform that enables healthcare organizations and their respective workforces to connect to and gain value from the HealthStream ecosystem of applications, tools, and content. Management utilizes hStream subscriptions in connection with managing our business and believes that this metric provides useful information to investors as a measure of our progress in growing the value of our customer base. At March 31, 2023, we had approximately 5.52 million contracted subscriptions to hStream, compared to 5.13 million as of March 31, 2022.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to the Consolidated Financial Statements in our 2022 Form 10-K and the Notes to the Condensed Consolidated Financial Statements herein which contain additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2022 Form 10-K.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues, net. Revenues increased approximately $3.5 million, or 5%, to $68.9 million for the three months ended March 31, 2023 from $65.4 million for the three months ended March 31, 2022. The revenue growth was attributable to growth in several product categories, including contributions from our recent acquisitions. Subscription revenues increased $3.9 million, or six percent, but were partially offset by $0.4 million of declines from professional services revenues.

A comparison of revenues by revenue source is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Percentage Change
Subscription services	$66,015	$62,075	6%
Professional services	2,931	3,292	-11%
Total revenues, net	$68,946	$65,367	5%

% of Revenues
Subscription services	96%	95%
Professional services	4%	5%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $1.9 million, or 8%, to $23.9 million for the three months ended March 31, 2023, from $22.0 million for the three months ended March 31, 2022. Cost of revenues as a percentage of revenues were 35% and 34% for the three months ended March 31, 2023 and 2022, respectively. The increase is primarily associated with personnel costs, including severance costs associated with the elimination of 33 job roles as part of the consolidation of HealthStream's business under a single platform strategy. In addition, we experienced higher costs for contract labor, software expenses, royalties, and cloud hosting.

Product Development. Product development expenses increased $1.3 million, or 12%, to $11.7 million for the three months ended March 31, 2023, from $10.4 million for the three months ended March 31, 2022. Product development expenses as a percentage of revenues were 17% and 16% for the three months ended March 31, 2023 and 2022, respectively. The increase is primarily due to increased personnel costs, including severance costs as noted above, and an increase in contract labor, which were partially offset by an increase in labor capitalized for internally developed software.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $1.3 million, or 13%, to $11.7 million for the three months ended March 31, 2023, from $10.4 million for the three months ended March 31, 2022. Sales and marketing expenses were 17% and 16% of revenues for the three months ended March 31, 2023 and 2022, respectively. The increase is primarily due to increased personnel costs, including severance costs as noted above, as well as higher travel expense and higher software costs, which were partially offset by a decrease in general marketing expenses.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.3 million, or 3%, to $8.9 million for the three months ended March 31, 2023, from $9.2 million for the three months ended March 31, 2022. Other general and administrative expenses were 13% and 14% of revenues for the three months ended March 31, 2023 and 2022, respectively. The decrease is primarily due to lower employee recruitment expenses, professional service fees, and software.

Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 6%, to $9.9 million for the three months ended March 31, 2023, from $9.3 million for the three months ended March 31, 2022. This increase is primarily a result of an increase in amortization associated with capitalized software but was partially offset by lower depreciation expense.

Other Income (Loss), Net. Other income (loss), net was income of $0.3 million for the three months ended March 31, 2023, compared to a loss of $0.3 for the three months ended March 31, 2022. The increase is primarily the result of interest income earned on cash and investments during the three months ended March 31, 2023 compared to the prior year period.

Income Tax Provision. The Company recorded a provision for income taxes of $0.5 million for the three months ended March 31, 2023, compared to $0.9 million the three months ended March 31, 2022. The Company’s effective tax rate was 16% for the three months ended March 31, 2023, compared to 23% for the three months ended March 31, 2022. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. During the three months ended March 31, 2023, the Company recorded discrete tax benefits of $53,000, which consisted primarily of a $133,000 tax benefit associated with stock-based awards. This tax benefit was partially offset by $80,000 of discrete tax expense related to uncertain tax positions. During the three months ended March 31, 2022, the Company recorded discrete tax expense of $0.1 million, primarily related to tax deficiencies associated with stock-based awards.

Net Income. Net income was $2.6 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. Earnings per share (EPS) was $0.09 per share (diluted) for both the three months ended March 31, 2023 and 2022.

Adjusted EBITDA was $13.7 million for the three months ended March 31, 2023, compared to $14.0 million for the three months ended March 31, 2022. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

Reconciliation of Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q presents adjusted EBITDA, which is a non-GAAP financial measure used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income excluding the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses (as discussed in greater detail below) and before interest, income taxes, stock-based compensation, depreciation and amortization, and changes in fair value of, including gains (losses) on the sale of, non-marketable equity investments (“adjusted EBITDA”) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items which may not, in any such case, fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operating performance and to compare the Company’s operating performance between periods. Additionally, short-term cash incentive bonuses and performance-based equity awards are based on the achievement of adjusted EBITDA targets (as defined in applicable bonus and equity grant documentation).

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below (in thousands).

	Three Months Ended March 31,
	2023	2022
GAAP net income	$2,623	$2,893
Deferred revenue write-down	50	94
Interest income	(363)	(15)
Interest expense	33	32
Income tax provision	518	866
Stock-based compensation expense	945	774
Depreciation and amortization	9,926	9,322
Adjusted EBITDA	$13,732	$13,966

Liquidity and Capital Resources

Net cash provided by operating activities decreased by $0.1 million to $20.5 million during the three months ended March 31, 2023, from $20.7 million during the three months ended March 31, 2022. Our days sales outstanding ("DSO") was 51 days for the first quarter of 2023 compared to 45 days for the first quarter of 2022. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, and general corporate expenses.

Net cash used in investing activities was $16.9 million for the three months ended March 31, 2023, compared to $4.0 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, the Company spent $6.6 million for the acquisition of substantially all of the assets of Electronic Education Documentation System, LLC ("eeds") (note: the eeds acquisition was consummated on December 31, 2022, but was funded in January 2023 such that the purchase price for eeds impacted net cash used in investing activities during the three months ended March 31, 2023), invested in marketable securities of $2.9 million, made payments for capitalized software development of $7.6 million, and purchased property and equipment of $0.9 million. These uses of cash were partially offset by $1.0 million in maturities of marketable securities. During the three months ended March 31, 2022, the Company spent $22,000 related to a post-closing adjustment for a prior acquisition, invested in marketable securities of $2.0 million, made payments for capitalized software development of $6.3 million, and purchased property and equipment of $0.6 million. These uses of cash were partially offset by $5.0 million in maturities of marketable securities.

Net cash used in financing activities was approximately $0.8 million for the three months ended March 31, 2023, compared to $20.2 million for the three months ended March 31, 2022. The uses of cash for the three months ended March 31, 2023 included $0.8 million for the payment of employee payroll taxes in relation to the vesting of restricted share units. The uses of cash for the three months ended March 31, 2022 included $19.7 million for repurchases of common stock and $0.5 million for the payment of employee payroll taxes in relation to the vesting of restricted share units.

Our balance sheet reflects positive working capital of $4.1 million at March 31, 2023, compared to negative working capital of $2.8 million at December 31, 2022. The increase in working capital is primarily a result of an increase in cash and cash equivalents despite the use of cash to fund the acquisition of eeds during the quarter as a result of strong collections coupled with an increase in accounts receivable. The Company’s primary source of liquidity as of March 31, 2023 was $48.8 million of cash and cash equivalents and $9.8 million of marketable securities. The Company also has a $65.0 million revolving credit facility, all of which was available for additional borrowing at March 31, 2023. The revolving credit facility expires on October 28, 2023, unless earlier renewed or amended.

On November 30, 2021, the Company announced a share repurchase program approved by the Company’s Board of Directors under which the Company was authorized to purchase up to $20.0 million of its common stock. This share repurchase program concluded on March 8, 2022, when the maximum dollar amount authorized under the program was expended. During the three months ended March 31, 2022 the Company repurchased 649,739 shares of common stock pursuant to this share repurchase program at an aggregate fair value of $14.9 million, reflecting an average price per share of $22.92 (excluding the cost of broker commissions).

On March 14, 2022, the Board approved an expansion of the Company's share repurchase program by authorizing the repurchase of up to an additional $10.0 million of the Company's outstanding shares of common stock. The share repurchase program expired on March 13, 2023, and no repurchases occurred during the three months ended March 31, 2023. Under this program, the Company repurchased a total of 402,050 shares at an aggregate fair value of $8.1 million, based on an average price per share of $20.19 (excluding the cost of broker commissions), including 242,647 shares purchased during the three months ended March 31, 2022, at an aggregate fair value of $5.0 million, based on an average per share price of $20.52 (excluding the cost of broker commissions). We may elect in the future to adopt a new share repurchase program.

On February 20, 2023, we announced that our Board approved a dividend policy under which we intend to pay quarterly cash dividends on our common stock, at an initial rate of $0.025 per share per fiscal quarter. We also announced that our Board declared the initial quarterly dividend under the new policy in the amount of $0.025 per share, which will be payable on April 28, 2023 to the holders of record of all of the issued and outstanding shares of common stock as of the close of business on April 17, 2023. This marks the first quarterly cash dividend policy adopted by the Company.

On April 24, 2023, the Board approved the Company's second quarterly cash dividend of $0.025 per share, payable on June 23, 2023 to holders of record on June 12, 2023. Further, the Company intends to declare and pay two more quarterly cash dividends in 2023.

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

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of March 31, 2023, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot assure you that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of March 31, 2023, and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $58.7 million at March 31, 2023. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $0.2 million.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 14, 2022, the Company announced an expansion of the share repurchase program authorized by the Company’s Board of Directors under which the Company could purchase up to an additional $10.0 million of its common stock. Under this program, the Company repurchased 402,050 shares at an aggregate fair value of $8.1 million, reflecting an average price per share of $20.19 (excluding the cost of broker commissions). The program expired on March 13, 2023.

The table below sets forth activity under the stock repurchase plan for the three months ended March 31, 2023.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (January 1 - January 31)	—	$—	—	$1,880,642
Month #2 (February 1 - February 28)	—	—	—	1,880,642
Month #3 (March 1 - March 31)	—	—	—	—
Total	—	$—	—	$—

Item 5. Other Information.

The following information was required to be disclosed in a Current Report on Form 8-K during the period covered by this Quarterly Report on Form 10-Q, but was inadvertently not timely reported by the Company. Instead of filing such information on a separate Current Report on Form 8-K, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q under Item 2.05 of Form 8.K:

Item 2.05 Costs Associated with Exit or Disposal Activities.

In connection with organizing HealthStream’s business under a single platform strategy as previously disclosed and as described in this Quarterly Report on Form 10-Q, on February 17, 2023, authorized officers of the Company approved a consolidation program involving the elimination of 33 job roles during the first quarter of 2023, many of which job roles were duplicative as a result of several areas of consolidation. In connection with these job reductions, we incurred severance charges in the amount of approximately $1.0 million during the three months ended March 31, 2023. In addition, while these job reductions were completed during the three months ended March 31, 2023, we expect to incur additional severance charges in the range of $0.1 million to $0.2 million associated with these job reductions during the remainder of 2023, the substantial majority of which remaining charges are expected to be incurred during the three months ended June 30, 2023. All of the charges noted above have involved or will involve cash outlays. A portion of these cash outlays were made by the Company during the three months ended March 31, 2023, and the remaining portion of these cash outlays are expected to be made during the remainder of 2023 and in 2024, with the majority of such remaining outlays anticipated to be made during the three months ended June 30, 2023.

Item 6. Exhibits

(a)	Exhibits

10.1	HealthStream, Inc. 2023 Cash Incentive Bonus Plan
10.2	Letter Agreement, dated as of February 20, 2023, between HealthStream, Inc. and Michael Sousa
10.3	Form of HealthStream, Inc. Restricted Share Unit Agreement (Time Based) under 2022 Omnibus Incentive Plan
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL
Management contract of compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

April 27, 2023	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer