Form 10-Q
period 2023-06-30
HEALTHSTREAM INC
filed 2023-07-27
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of July 24, 2023, there were 30,686,568 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$25,805	$46,023
Marketable securities	30,158	7,885
Accounts receivable, net of allowance for doubtful accounts of $625 and $544 at June 30, 2023 and December 31, 2022, respectively	35,010	36,730
Accounts receivable - unbilled	5,869	5,980
Prepaid royalties, net of amortization	9,881	9,071
Other prepaid expenses and other current assets	11,290	8,688
Total current assets	118,013	114,377

Property and equipment, net of accumulated depreciation of $22,364 and $20,280 at June 30, 2023 and December 31, 2022, respectively	14,461	15,483
Capitalized software development, net of accumulated amortization of $115,618 and $105,025 at June 30, 2023 and December 31, 2022, respectively	38,950	37,118
Operating lease right of use assets, net	21,477	22,759
Goodwill	191,346	192,398
Customer-related intangibles, net of accumulated amortization of $52,807 and $48,552 at June 30, 2023 and December 31, 2022, respectively	58,925	61,269
Other intangible assets, net of accumulated amortization of $15,936 and $12,818 at June 30, 2023 and December 31, 2022, respectively	16,439	20,284
Deferred tax assets	383	383
Deferred commissions	28,709	28,344
Non-marketable equity investments	4,277	4,518
Other assets	494	808
Total assets	$493,474	$497,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,147	$32,301
Accrued royalties	5,236	5,443
Deferred revenue	81,768	79,469
Total current liabilities	109,151	117,213

Deferred tax liabilities	17,480	17,996
Deferred revenue, noncurrent	2,256	2,937
Operating lease liability, noncurrent	21,801	23,321
Other long-term liabilities	2,167	2,210
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 30,686 and 30,579 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	256,073	254,832
Retained earnings	85,435	80,213
Accumulated other comprehensive loss	(889)	(981)
Total shareholders’ equity	340,619	334,064
Total liabilities and shareholders’ equity	$493,474	$497,741

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues, net	$69,198	$65,638	$138,144	$131,005
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	23,567	22,234	47,424	44,232
Product development	11,031	10,583	22,711	20,995
Sales and marketing	11,307	10,869	23,035	21,287
Other general and administrative expenses	9,063	9,579	17,927	18,760
Depreciation and amortization	10,222	9,420	20,148	18,742
Total operating costs and expenses	65,190	62,685	131,245	124,016

Operating income	4,008	2,953	6,899	6,989

Other income, net	492	679	742	402

Income before income tax provision	4,500	3,632	7,641	7,391
Income tax provision	367	549	885	1,415
Net income	$4,133	$3,083	$6,756	$5,976

Net income per share:
Basic	$0.13	$0.10	$0.22	$0.19
Diluted	$0.13	$0.10	$0.22	$0.19

Weighted average shares of common stock outstanding:
Basic	30,684	30,491	30,638	30,723
Diluted	30,775	30,512	30,717	30,744
Dividends declared per share	$0.025	$—	$0.050	$—

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$4,133	$3,083	$6,756	$5,976

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	177	(782)	144	(505)
Unrealized (loss) gain on marketable securities	(50)	2	(52)	(3)
Total other comprehensive income (loss)	127	(780)	92	(508)
Comprehensive income	$4,260	$2,303	$6,848	$5,468

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Six Months Ended June 30, 2023
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2022	30,579	$254,832	$80,213	$(981)	$334,064
Net income	—	—	2,623	—	2,623
Comprehensive loss	—	—	—	(35)	(35)
Dividends declared on common stock ($0.025 per share)	—		(767)		(767)
Stock-based compensation	—	945	—	—	945
Common stock issued under stock plans, net of shares withheld for employee taxes	103	(791)	—	—	(791)
Balance at March 31, 2023	30,682	$254,986	$82,069	$(1,016)	$336,039
Net income	—	—	4,133	—	4,133
Comprehensive income	—	—	—	127	127
Dividends declared on common stock ($0.025 per share)	—	—	(767)	—	(767)
Stock-based compensation	—	1,093	—	—	1,093
Common stock issued under stock plans, net of shares withheld for employee taxes	4	(6)	—	—	(6)
Balance at June 30, 2023	30,686	$256,073	$85,435	$(889)	$340,619

	Six Months Ended June 30, 2022
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2021	31,327	$270,791	$68,122	$106	$339,019
Net income	—	—	2,893	—	2,893
Comprehensive income	—	—	—	272	272
Stock-based compensation	—	774	—	—	774
Common stock issued under stock plans, net of shares withheld for employee taxes	83	(497)	—	—	(497)
Repurchase of common stock	(892)	(19,889)	—	—	(19,889)
Balance at March 31, 2022	30,518	$251,179	$71,015	$378	$322,572
Net income	—	—	3,083	—	3,083
Comprehensive loss	—	—	—	(780)	(780)
Issuance of common stock in acquisition	209	4,084	—	—	4,084
Stock-based compensation	—	917	—	—	917
Common stock issued under stock plans, net of shares withheld for employee taxes	2	(1)	—	—	(1)
Repurchase of common stock	(159)	(3,143)	—	—	(3,143)
Balance at June 30, 2022	30,570	$253,036	$74,098	$(402)	$326,732

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$6,756	$5,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,148	18,742
Stock-based compensation	2,038	1,691
Amortization of deferred commissions	5,464	5,029
Provision for credit losses	371	444
Deferred income taxes	(490)	1,089
Gain on sale of fixed assets	—	(25)
Loss on non-marketable equity investments	241	500
Change in fair value of non-marketable equity investments	—	(943)
Other	(342)	37
Changes in operating assets and liabilities:
Accounts and unbilled receivables	1,460	(2)
Prepaid royalties	(810)	(521)
Other prepaid expenses and other current assets	(2,408)	(651)
Deferred commissions	(5,830)	(6,192)
Other assets	315	52
Accounts payable and accrued expenses	(2,835)	(2,644)
Accrued royalties	(207)	(342)
Deferred revenue	1,618	5,741
Net cash provided by operating activities	25,489	27,981

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(6,621)	(4,009)
Proceeds from maturities of marketable securities	10,000	5,025
Purchases of marketable securities	(31,983)	(2,024)
Payments associated with capitalized software development	(13,309)	(11,817)
Proceeds from sale of fixed assets	—	26
Purchases of property and equipment	(1,382)	(1,181)
Net cash used in investing activities	(43,295)	(13,980)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(797)	(498)
Repurchases of common stock	—	(23,137)
Payment of cash dividends	(1,534)	—
Net cash used in financing activities	(2,331)	(23,635)

Effect of exchange rate changes on cash and cash equivalents	(81)	(55)
Net decrease in cash and cash equivalents	(20,218)	(9,689)
Cash and cash equivalents at beginning of period	46,023	46,905
Cash and cash equivalents at end of period	$25,805	$37,216

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

As indicated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 28, 2023, the Company reached an inflection point in its efforts to operate according to its single platform strategy, One HealthStream. Since  January 1, 2023, the Company’s business has been organized and managed around a consolidated, enterprise approach, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by our key decision maker), organization structure, compensation, performance assessment, and resource allocation.

As the result of these developments, the Company determined that Workforce Solutions and Provider Solutions were no longer separate operating segments or separate reportable segments as of January 1, 2023, such that the Company would no longer present two reportable segments for periods beginning on and after this date. As such, since January 1, 2023, the Company has had a single reportable segment, such that the Company is presenting historical financial information on a single segment basis in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023. For purposes of reporting historical 2022 results in this Quarterly Report on Form 10-Q, we are reporting comparable performance on a consolidated basis unless otherwise indicated.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. REVENUE RECOGNITION AND SALES COMMISSIONS

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services.

Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subscription services	$66,506	$62,471	$132,521	$124,546
Professional services	2,692	3,167	5,623	6,459
Total revenues, net	$69,198	$65,638	$138,144	$131,005

For the  three months ended June 30, 2023 and 2022, the Company recognized  $0.2 million and  $0.4 million in impairment losses on receivables and contract assets arising from the Company's contracts with customers, respectively. For both the  six months ended June 30, 2023 and 2022, the Company recognized  $0.4 million in impairment losses on receivables and contract assets arising from the Company’s contracts with customers.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three months ended  June 30, 2023 and 2022, we recognized revenues of approximately $43.6 million and $40.0 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. During the six months ended June 30, 2023 and 2022, we recognized revenues of approximately $62.1 million and $56.0 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. As of June 30, 2023, approximately $511 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. We expect to recognize revenue related to approximately 44% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company recorded amortization of deferred commissions of approximately $2.8 million and $2.5 million for the three months ended June 30, 2023 and 2022, and $5.5 million and $5.0 million for the six months ended June 30, 2023 and 2022, respectively, which is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

3. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended June 30, 2023 and 2022, the Company recorded a provision for income taxes of approximately $0.4 million and $0.5 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded a provision for income taxes of $0.9 million and $1.4 million, respectively. The Company’s effective tax rate was 12% and 19% for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences. The Company recognizes excess tax benefits and tax deficiencies associated with stock-based awards as a component of its provision for income taxes. During the six months ended June 30, 2023, the Company recorded discrete tax benefits of $0.5 million, which consisted primarily of tax benefits associated with changes in state apportionment rules in Tennessee upon the enactment of the Tennessee Works Tax Act, in the amount of $0.6 million, and stock-based awards, in the amount of $0.1 million, partially offset by $0.2 million of discrete tax expense related to reserves for uncertain tax positions. During the six months ended June 30, 2022, the Company recorded discrete tax benefits of $0.1 million, which consisted primarily of a $0.2 million tax benefit associated with a nontaxable gain of $0.9 million recognized from the change in fair value of our previously held minority interest in CloudCME, LLC. This tax benefit was partially offset by $0.1 million of excess tax deficiencies associated with stock-based awards.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. SHAREHOLDERS’ EQUITY

Dividends on Common Stock

On February 20, 2023, the Company's Board of Directors ("Board") approved a dividend policy, marking the first quarterly cash dividend policy adopted by the Company ("Dividend Policy"). During the six months ended June 30, 2023, the Board declared the following quarterly dividends under the Dividend Policy:

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
April 28, 2023	February 20, 2023	$0.025	April 17, 2023	$767,000
June 23, 2023	April 24, 2023	0.025	June 12, 2023	767,000
Total dividends		$0.050		$1,534,000

Additionally, on July 24, 2023, the Board approved the Company’s third quarterly cash dividend of $0.025 per share, payable on September 29, 2023 to holders of record on September 18, 2023.

Stock-Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan and 2022 Omnibus Incentive Plan. The Company accounts for its stock-based compensation plans using the fair-value based method for costs related to share-based payments, including restricted share units (“RSUs”) and stock options. During the six months ended June 30, 2023, the Company issued 72,923 RSUs subject to service-based time vesting, with a weighted average grant date fair value of $25.36 per share, measured based on the closing fair market value of the Company's stock on the date of the grant. During the six months ended June 30, 2022, the Company approved the grant of 137,055 RSUs subject to service-based time vesting, with a weighted average grant date fair value of $20.27 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

During the six months ended June 30, 2023, the Company granted 138,000 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis in increments of 15%, 20%, 20%, 20%, and 25% based on performance in 2023, 2024, 2025, 2026, and 2027, respectively. The performance criteria for the first-year tranche, or 20,700 of these performance-based RSUs, is based on 2023 adjusted EBITDA. The measurement date for these 20,700 performance-based RSUs was established during the first quarter of 2023 with a grant date fair value of $26.25 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established. The performance criteria for the remaining 117,300 performance-based RSUs has not yet been determined and will be established on an annual basis in 2024, 2025, 2026, and 2027, as applicable; therefore, the measurement date for these remaining 117,300 performance-based RSUs cannot be determined until the performance criteria have been established.

During the six months ended  June 30, 2022, the Company granted 91,042 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis in increments of 15%, 20%, 20%, 20%, and 25% based on performance in 2022, 2023, 2024, 2025, and 2026, respectively. The performance criteria for the second-year tranche, or 18,210 of these performance-based RSUs, is based on 2023 adjusted EBITDA. The measurement date for these 18,210 performance-based RSUs was established during the first quarter of 2023 with a grant date fair value of $26.25 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established. The performance criteria for the remaining 59,178 performance-based RSUs has not yet been determined and will be established on an annual basis in 2024, 2025, and 2026, as applicable; therefore, the measurement date for these remaining 59,178 performance-based RSUs cannot be determined until the performance criteria have been established.

Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues (excluding depreciation and amortization)	$50	$45	$99	$82
Product development	187	151	354	276
Sales and marketing	131	101	243	184
Other general and administrative	725	620	1,342	1,149
Total stock-based compensation expense	$1,093	$917	$2,038	$1,691

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 225,000 and 228,000 for the three months ended June 30, 2023 and 2022, respectively, and 246,000 and 223,000 for the six months ended June 30, 2023 and 2022, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$4,133	$3,083	$6,756	$5,976
Denominator:
Weighted-average shares outstanding	30,684	30,491	30,638	30,723
Effect of dilutive shares	91	21	79	21
Weighted-average diluted shares	30,775	30,512	30,717	30,744

Net income per share:
Basic	$0.13	$0.10	$0.22	$0.19
Diluted	$0.13	$0.10	$0.22	$0.19

6. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	June 30, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$30,207	$2	$(51)	$30,158
Total	$30,207	$2	$(51)	$30,158

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$7,882	$3	$—	$7,885
Total	$7,882	$3	$—	$7,885

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of June 30, 2023, the Company did not recognize any allowance for credit impairments on its available for sale debt securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATIONS

On  December 31, 2022, the Company acquired substantially all of the assets of Electronic Education Documentation System, LLC (d/b/a eeds) ("eeds"), an Asheville, North Carolina-based healthcare technology company offering a SaaS-based continuing education (CME/CE) management system for healthcare organizations, for approximately $6.6 million in cash, reflecting customary purchase price adjustments made to the purchase price paid of $7.0 million. After the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 on February 28, 2023, the Company received an updated valuation report for the acquisition from a third-party valuation firm. Based on the results of that valuation report, the Company has estimated the fair value of the customer relationships, developed technology, non-compete, and trade name intangible assets to be $2.6 million, $1.9 million, $0.2 million, and $0.1 million, respectively. As a result, the fair value of the customer relationships and non-compete intangible assets were increased by $2.0 million and $0.1 million during the six months ended June 30, 2023, respectively, while the developed technology and trade name intangible assets were decreased by $0.8 million and $20,000 during the six months ended June 30, 2023, respectively, due to this new information, with a corresponding decrease to goodwill of $1.3 million for the net change in the fair value of identifiable intangible assets.

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

At the Company’s election, the borrowings under the Revolving Credit Facility bear interest at either (1) a rate per annum equal to the highest of Truist’s prime rate or 0.5% in excess of the Federal Funds Rate or 1.0% in excess of one-month LIBOR (the "Base Rate"), plus an applicable margin, or (2) the one, two, three, or six-month per annum LIBOR for deposits in the applicable currency (the "Eurocurrency Rate"), as selected by the Company, plus an applicable margin. The applicable margin for Eurocurrency Rate loans depends on the Company’s funded debt leverage ratio and varies from 1.50% to 1.75%. The applicable margin for Base Rate loans depends on the Company’s funded debt leverage ratio and varies from 0.50% to 0.75%. Commitment fees and letter of credit fees are also payable under the Revolving Credit Facility. Principal is payable in full at maturity on October 28, 2023, and there are no scheduled principal payments prior to maturity. The Company is required to pay a commitment fee ranging between 20 and 30 basis points per annum of the average daily unused portion of the Revolving Credit Facility, depending on the Company’s funded debt leverage ratio. The obligations under the Revolving Credit Facility are guaranteed by each of the Company’s subsidiaries. As of June 30, 2023, the LIBOR interest rate benchmark has been phased out, triggering a Benchmark Transition Event as defined by the Company's Revolving Credit Facility. Accordingly, should the Company elect to borrow from its Revolving Credit Facility, LIBOR will be replaced with the Benchmark Replacement (as defined by the Revolving Credit Facility) for purposes of calculating an interest rate and the Revolving Credit Facility will be amended to reflect the same; until such Benchmark Replacement is implemented, loans requested by the Company under the Revolving Credit Facility must be made as Base Rate loans, as described above.

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

As of June 30, 2023, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three and six months ended June 30, 2023.

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

As indicated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 28, 2023, the Company has reached an inflection point in its efforts to operate according to its One HealthStream approach. Since January 1, 2023, the Company’s business has been organized and managed around a consolidated, enterprise approach, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by our key decision maker), organization structure, compensation, performance assessment, and resource allocation.

As the result of these developments, the Company determined that Workforce Solutions and Provider Solutions were no longer separate operating segments or separate reportable segments as of January 1, 2023, such that the Company would no longer present two reportable segments for periods beginning on and after this date. As such, since January 1, 2023, the Company has had a single reportable segment, such that the Company is presenting historical financial information on a single segment basis in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023.

Significant financial metrics for the second quarter of 2023 are set forth in the bullets below.

•

Revenues of $69.2 million in the second quarter of 2023, up 5% from $65.6 million in the second quarter of 2022, attributable primarily to growth in several of our subscription-based product categories, including contributions from recent acquisitions

•	Operating income of $4.0 million in the second quarter of 2023, up 36% from $3.0 million in the second quarter of 2022

•	Net income of $4.1 million in the second quarter of 2023, up 34% from $3.1 million in the second quarter of 2022

•	Earnings per share (“EPS”) of $0.13 per share (diluted) in the second quarter of 2023 and $0.10 per share (diluted) in the second quarter of 2022

•	Adjusted EBITDA[1] of $15.3 million in the second quarter of 2023, up 17% from $13.1 million in the second quarter of 2022
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

Our business is focused on providing solutions to healthcare organizations, and as such the pandemic’s adverse impact on healthcare organizations has resulted in an adverse impact on our Company. We believe that certain developments related to the pandemic negatively impacted our business in 2021 and to a lesser extent in 2022 and the six months ended June 30, 2023. In particular, sales cycles in 2021 and 2022 were delayed or postponed such that declines in sales bookings by customers over this period resulted in a negative impact to revenue and earnings in 2022 and the six months ended June 30, 2023 and may continue to result in a negative impact (to a lesser extent) to revenue and earnings for a portion of the remainder of 2023. Earlier in the pandemic, such impacts on our healthcare organization customers were more frequently associated with the need to focus on providing critical care to pandemic victims and the negative economic impact many of our healthcare organization customers experienced from being forced to temporarily reduce or discontinue services, like elective surgeries, from which they derive revenue. More recently, such impacts on healthcare customers appear to be associated with the cessation of or significant reduction in governmental funds such customers have received or anticipate receiving through earlier federal stimulus and relief measures, including the Public Health Emergency Fund, the Paycheck Protection Program, and the Provider Relief Fund.

Macroeconomic conditions in the U.S. continue to be challenging in various respects, including as the result of ongoing inflationary pressures, elevated interest rate levels, disruptions to global supply networks, challenging labor market conditions, and potential instability in the banking system. Such negative macroeconomic conditions have adversely affected, and may continue to adversely affect, us and our customers in the healthcare industry. In particular, we have experienced, and believe that some of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with current inflationary pressures and labor market conditions.

Key Business Metrics

Our management utilizes the following financial and non-financial metrics in connection with managing our business.

•

Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations and, for businesses acquired prior to the adoption of ASU 2021-08 on January 1, 2022, reflects deferred revenue write-downs associated with fair value accounting for such acquired businesses. Revenues, net, were $69.2 million and $138.1 million for the three and six months ended June 30, 2023, respectively, compared to $65.6 million and $131.0 million for the three and six months ended June 30, 2022, respectively. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, short-term cash incentive bonuses and performance-based equity award grants are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $15.3 million and $29.1 million for the three and six months ended June 30, 2023, respectively, compared to $13.1 million and $27.1 million for the three and six months ended June 30, 2022, respectively.

•

hStream Subscriptions. hStream subscriptions are determined as the number of subscriptions under contract for hStream, our proprietary technology platform that enables healthcare organizations and their respective workforces to connect to and gain value from the HealthStream ecosystem of applications, tools, and content. Management utilizes hStream subscriptions in connection with managing our business and believes that this metric provides useful information to investors as a measure of our progress in growing the value of our customer base. At June 30, 2023, we had approximately 5.59 million contracted subscriptions to hStream, compared to 5.30 million as of June 30, 2022.

Consolidation Program

As previously disclosed, the Company approved a consolidation program involving the elimination of 33 job roles during the first quarter of 2023, many of which job roles were duplicative as a result of several areas of consolidation. In connection with these job reductions, we incurred severance charges in the amount of $1.0 million during the three months ended March 31, 2023. In addition, while these job reductions were completed during the three months ended March 31, 2023, we incurred related severance charges in the amount of $0.1 million during the three months ended June 30, 2023, and expect to incur additional related severance charges in the aggregate amount of up to $40,000 during the remainder of 2023.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenues, net. Revenues increased approximately $3.6 million, or 5%, to $69.2 million for the three months ended June 30, 2023 from $65.6 million for the three months ended June 30, 2022. The revenue growth was attributable to growth in several product categories, including $0.8 million, or 1%, of contributions from our recent acquisitions. Subscription revenues increased $4.1 million, or 6%, but were partially offset by $0.5 million of declines from professional services revenues.

A comparison of revenues by revenue source is as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	Percentage Change
Subscription services	$66,506	$62,471	6%
Professional services	2,692	3,167	-15%
Total revenues, net	$69,198	$65,638	5%

% of Revenues
Subscription services	96%	95%
Professional services	4%	5%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $1.4 million, or 6%, to $23.6 million for the three months ended June 30, 2023, from $22.2 million for the three months ended June 30, 2022. Cost of revenues as a percentage of revenues were 34% for both the three months ended June 30, 2023 and 2022. The increase in expense is primarily associated with higher costs for royalties and cloud hosting, as well as increased contract labor and software expenses.

Product Development. Product development expenses increased $0.4 million, or 4%, to $11.0 million for the three months ended June 30, 2023, from $10.6 million for the three months ended June 30, 2022. Product development expenses as a percentage of revenues were 16% for both the three months ended June 30, 2023 and 2022. The increase in expense is primarily due to increased personnel costs, contract labor, and software costs, which were partially offset by an increase in labor capitalized for internally developed software.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $0.4 million, or 4%, to $11.3 million for the three months ended June 30, 2023, from $10.9 million for the three months ended June 30, 2022. Sales and marketing expenses were 16% and 17% of revenues for the three months ended June 30, 2023 and 2022, respectively. The increase in expense is primarily due to increases in sales commissions, which were partially offset by a decrease in general marketing expenses.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.5 million, or 5%, to $9.1 million for the three months ended June 30, 2023, from $9.6 million for the three months ended June 30, 2022. Other general and administrative expenses were 13% and 15% of revenues for the three months ended June 30, 2023 and 2022, respectively. The decrease is primarily due to lower bad debt expense, general office expenses, professional service fees, and software expenses.

Depreciation and Amortization. Depreciation and amortization expense increased $0.8 million, or 9%, to $10.2 million for the three months ended June 30, 2023, from $9.4 million for the three months ended June 30, 2022. This increase is primarily a result of an increase in amortization associated with capitalized software.

Other Income, Net. Other income, net was $0.5 million for the three months ended June 30, 2023, compared to $0.7 million for the three months ended June 30, 2022. The decrease is primarily the result of the $0.9 million gain recorded during the three months ended June 30, 2022 due to the change in fair value of our previously held minority interest in CloudCME, LLC that was remeasured upon acquiring the remaining ownership interest of CloudCME during such period, partially offset by an increase in interest income earned on cash and investments during the three months ended June 30, 2023.

Income Tax Provision. The Company recorded a provision for income taxes of $0.4 million for the three months ended June 30, 2023, compared to $0.5 million for the three months ended June 30, 2022. The Company’s effective tax rate was 8% for the three months ended June 30, 2023, compared to 15% for the three months ended June 30, 2022. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. During the three months ended June 30, 2023, the Company recorded discrete tax benefits of $0.5 million, which consisted primarily of tax benefits in the amount of $0.6 million resulting from changes in apportionment rules in Tennessee upon the enactment of the Tennessee Works Tax Act, partially offset by $0.1 million of discrete tax expense related to reserves for uncertain tax positions. During the three months ended June 30, 2022, the Company recorded discrete tax benefits of $0.2 million, which consisted primarily of a $0.2 million tax benefit associated with a nontaxable gain of $0.9 million recognized from the change in fair value of our previously held minority interest in CloudCME, LLC as noted above.

Net Income. Net income was $4.1 million and $3.1 million for the three months ended June 30, 2023 and 2022, respectively. Earnings per share (EPS) were $0.13 per share (diluted) and $0.10 per share (diluted) for the three months ended June 30, 2023 and 2022, respectively.

Adjusted EBITDA was $15.3 million for the three months ended June 30, 2023, compared to $13.1 million for the three months ended June 30, 2022. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenues, net. Revenues increased approximately $7.1 million, or 5%, to $138.1 million for the six months ended June 30, 2023, from $131.0 million for the six months ended June 30, 2022. The revenue growth was attributable to growth in several product categories, including contributions from our recent acquisitions. Subscription revenues increased $8.0 million, or 6%, but were partially offset by $0.9 million of declines from professional services revenues.

A comparison of revenues by revenue source is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022	Percentage Change
Subscription services	$132,521	$124,546	6%
Professional services	5,623	6,459	-13%
Total revenues, net	$138,144	$131,005	5%

% of Revenues
Subscription services	96%	95%
Professional services	4%	5%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $3.2 million, or 7%, to $47.4 million for the six months ended June 30, 2023, from $44.2 million for the six months ended June 30, 2022. Cost of revenues as a percentage of revenues were 34%for both the six months ended June 30, 2023 and 2022. The increase in expense is primarily associated with personnel costs, including severance costs associated with the elimination of 33 job roles as part of the consolidation of HealthStream's business under a single platform strategy. In addition, we experienced higher costs for royalties, cloud hosting, contract labor, and software expenses.

Product Development. Product development expenses increased $1.7 million, or 8%, to $22.7 million for the six months ended June 30, 2023, from $21.0 million for the six months ended June 30, 2022. Product development expenses as a percentage of revenues were 16% for both the six months ended June 30, 2023 and 2022. The increase in expense is primarily due to increased personnel costs, including severance costs as noted above, and an increase in contract labor, which were partially offset by an increase in labor capitalized for internally developed software.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $1.7 million, or 8%, to $23.0 million for the six months ended June 30, 2023, from $21.3 million for the six months ended June 30, 2022. Sales and marketing expenses were 17% and 16% of revenues for the six months ended June 30, 2023 and 2022, respectively. The increase is primarily due to increased personnel costs, including severance costs as noted above, as well as higher sales commissions and travel costs, which were partially offset by a decrease in general marketing expenses.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.8 million, or 4%, to $17.9 million for the six months ended June 30, 2023, from $18.8 million for the six months ended June 30, 2022. Other general and administrative expenses were 13% and 14% of revenues for the six months ended June 30, 2023 and 2022, respectively. The decrease is primarily due to lower employee recruitment and onboarding expenses, professional service fees, software expenses, and general office expenses, which were partially offset by an increase in stock-based compensation.

Depreciation and Amortization. Depreciation and amortization expense increased $1.4 million, or 7%, to $20.1 million for the six months ended June 30, 2023, from $18.7 million for the six months ended June 30, 2022. This increase is primarily a result of an increase in amortization associated with capitalized software, partially offset by lower depreciation expense.

Other Income, Net. Other income, net was $0.7 million for the six months ended June 30, 2023, compared to $0.4 million for the six months ended June 30, 2022. The increase is primarily the result of an increase in interest income earned on cash and investments during the six months ended June 30, 2023 compared to the prior year period coupled with a reduction in losses recorded on equity method investments, partially offset by the $0.9 million gain recorded due to the change in fair value of our previously held minority interest in CloudCME, LLC during the six months ended June 30, 2022 that was remeasured upon acquiring the remaining ownership interest of CloudCME, LLC such 2022 period.

Income Tax Provision. The Company recorded a provision for income taxes of $0.9 million for the six months ended June 30, 2023, compared to $1.4 million the six months ended June 30, 2022. The Company’s effective tax rate was 12% for the six months ended June 30, 2023, compared to 19% for the six months ended June 30, 2022. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. During the six months ended June 30, 2023, the Company recorded discrete tax benefits of $0.5 million, which consisted primarily of tax benefits in the amount of $0.6 million resulting from changes in apportionment rules in Tennessee upon the enactment of the Tennessee Works Tax Act, and stock-based awards, in the amount of $0.1 million, partially offset by $0.2 million of discrete tax expense related to reserves for uncertain tax positions. During the six months ended June 30, 2022, the Company recorded discrete tax benefits of $0.1 million, which consisted primarily of a $0.2 million tax benefit associated with a nontaxable gain of $0.9 million recognized from the change in fair value of our previously held minority interest in CloudCME, LLC as noted above. This tax benefit was partially offset by $0.1 million of excess tax deficiencies associated with stock-based awards.

Net Income. Net income was $6.8 million and $6.0 million for the six months ended June 30, 2023 and 2022, respectively. Earnings per share (EPS) were $0.22 per share (diluted) and $0.19 per share (diluted) for the six months ended June 30, 2023 and 2022, respectively.

Adjusted EBITDA was $29.1 million for the six months ended June 30, 2023, compared to $27.1 million for the six months ended June 30, 2022. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

Reconciliation of Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q presents adjusted EBITDA, which is a non-GAAP financial measure used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income excluding the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses (as discussed in greater detail below) and before interest, income taxes, stock-based compensation, depreciation and amortization, and changes in fair value of, including gains (losses) on the sale of, non-marketable equity investments (“adjusted EBITDA”) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items which may not, in any such case, fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operating performance and to compare the Company’s operating performance between periods. Additionally, short-term cash incentive bonuses and performance-based equity awards are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP net income	$4,133	$3,083	$6,756	$5,976
Deferred revenue write-down	48	83	98	177
Interest income	(550)	(16)	(913)	(31)
Interest expense	33	33	65	65
Income tax provision	367	549	885	1,415
Stock-based compensation expense	1,093	917	2,038	1,691
Depreciation and amortization	10,222	9,420	20,148	18,742
Change in fair value of non-marketable equity investments	—	(943)	—	(943)
Adjusted EBITDA	$15,346	$13,126	$29,077	$27,092

Liquidity and Capital Resources

Net cash provided by operating activities decreased by $2.5 million to $25.5 million during the six months ended June 30, 2023, from $28.0 million during the six months ended June 30, 2022. The decrease in net cash provided by operating activities is primarily due to $2.6 million of income tax payments made during the six months ended June 30, 2023 compared to $0.4 million in the prior year period. Our days sales outstanding ("DSO") increased to 50 days for the second quarter of 2023 from 45 days for the second quarter of 2022 due to certain customers delaying payments longer than usual. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, income tax payments, and general corporate expenses.

Net cash used in investing activities was $43.3 million for the six months ended June 30, 2023, compared to $14.0 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company spent $6.6 million for the acquisition of substantially all of the assets of Electronic Education Documentation System, LLC ("eeds") (note: the eeds acquisition was consummated on December 31, 2022, but was funded in January 2023 such that the purchase price for eeds impacted net cash used in investing activities during the six months ended June 30, 2023), invested in marketable securities of $32.0 million, made payments for capitalized software development of $13.3 million, and purchased property and equipment of $1.4 million. These uses of cash were partially offset by $10.0 million in maturities of marketable securities. During the six months ended June 30, 2022, the Company spent $3.9 million to acquire the remaining ownership interest in CloudCME on a net cash basis and spent $62,000 related to post-closing adjustments for prior acquisitions for a net cash outflow of $4.0 million for business combinations, invested in marketable securities of $2.0 million, made payments for capitalized software development of $11.8 million, and purchased property and equipment of $1.2 million. These uses of cash were partially offset by $5.0 million in maturities of marketable securities.

Net cash used in financing activities was approximately $2.3 million for the six months ended June 30, 2023, compared to $23.6 million for the six months ended June 30, 2022. The uses of cash for the six months ended June 30, 2023 included $1.5 million for the payment of cash dividends and $0.8 million for the payment of employee payroll taxes in relation to the vesting of restricted share units. The uses of cash for the six months ended June 30, 2022 included $23.1 million for repurchases of common stock and $0.5 million for the payment of employee payroll taxes in relation to the vesting of restricted share units.

Our balance sheet reflects positive working capital of $8.9 million at June 30, 2023, compared to negative working capital of $2.8 million at December 31, 2022. The increase in working capital is primarily a result of an increase in cash and cash equivalents and marketable securities in the aggregate, despite the use of cash to fund the acquisition of eeds, which resulted in a corresponding decrease in accrued liabilities. The Company’s primary source of liquidity as of June 30, 2023 was $25.8 million of cash and cash equivalents and $30.2 million of marketable securities. The Company also has a $65.0 million revolving credit facility, all of which was available for additional borrowing at June 30, 2023. The revolving credit facility expires on October 28, 2023, unless earlier renewed or amended.

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

On February 20, 2023, we announced that our Board approved a dividend policy under which we intend to pay quarterly cash dividends on our common stock, at an initial rate of $0.025 per share per fiscal quarter. We also announced that our Board declared the initial quarterly dividend under the new policy in the amount of $0.025 per share, which was paid on April 28, 2023 to the holders of record of all of the issued and outstanding shares of common stock as of the close of business on April 17, 2023. This marked the first quarterly cash dividend policy adopted by the Company. On April 24, 2023, the Board approved the Company's second quarterly cash dividend of $0.025 per share, which was paid on June 23, 2023 to holders of record on June 12, 2023. On July 24, 2023, the Board approved the Company's third quarterly cash dividend of $0.025 per share, payable on September 29, 2023 to holders of record on September 18, 2023. Further, the Company intends to declare and pay one more quarterly cash dividend in 2023. The dividend policy and the declaration and payment of each quarterly cash dividend will be subject to our Board’s continuing determination that the policy and the declaration and payment of dividends thereunder are in the best interests of our stockholders and are in compliance with applicable law and our credit agreement. Our Board retains the power to modify, suspend, or cancel the dividend policy and quarterly dividends thereunder in any manner and at any time that our Board may deem necessary or appropriate.

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, dividend payments, and capital expenditures for at least the next 12 months and for the foreseeable future thereafter.

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of June 30, 2023, we were in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot provide assurance that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of June 30, 2023, and during the three and six months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $56.0 million at June 30, 2023. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $0.2 million.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the second quarter of 2023 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. Without limiting the generality of the foregoing, the Company did not purchase any shares of common stock of the Company during the three months ended June 30, 2023.

Item 5. Other Information.

None. Without limiting the generality of the foregoing, during the three months ended June 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a)	Exhibits

10.1	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director) under 2022 Omnibus Incentive Plan
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL
Management contract of compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

July 27, 2023	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer