Form 10-Q
period 2023-09-30
HEALTHSTREAM INC
filed 2023-10-26
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of October 23, 2023, there were 30,285,335 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$44,123	$46,023
Marketable securities	27,691	7,885
Accounts receivable, net of allowance for doubtful accounts of $710 and $544 at September 30, 2023 and December 31, 2022, respectively	30,195	36,730
Accounts receivable - unbilled	4,610	5,980
Prepaid royalties, net of amortization	10,755	9,071
Other prepaid expenses and other current assets	9,505	8,688
Total current assets	126,879	114,377

Property and equipment, net of accumulated depreciation of $23,441 and $20,280 at September 30, 2023 and December 31, 2022, respectively	13,536	15,483
Capitalized software development, net of accumulated amortization of $121,235 and $105,025 at September 30, 2023 and December 31, 2022, respectively	39,711	37,118
Operating lease right of use assets, net	20,806	22,759
Goodwill	191,039	192,398
Customer-related intangibles, net of accumulated amortization of $54,919 and $48,552 at September 30, 2023 and December 31, 2022, respectively	56,715	61,269
Other intangible assets, net of accumulated amortization of $17,138 and $12,818 at September 30, 2023 and December 31, 2022, respectively	14,861	20,284
Deferred tax assets	383	383
Deferred commissions	29,460	28,344
Non-marketable equity investments	4,188	4,518
Other assets	472	808
Total assets	$498,050	$497,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,519	$7,290
Accrued expenses	20,980	25,011
Accrued royalties	6,862	5,443
Deferred revenue	83,221	79,469
Total current liabilities	114,582	117,213

Deferred tax liabilities	15,324	17,996
Deferred revenue, noncurrent	2,740	2,937
Operating lease liability, noncurrent	21,016	23,321
Other long-term liabilities	2,142	2,210

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 30,590 and 30,579 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	254,950	254,832
Retained earnings	88,535	80,213
Accumulated other comprehensive loss	(1,239)	(981)
Total shareholders’ equity	342,246	334,064
Total liabilities and shareholders’ equity	$498,050	$497,741

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues, net	$70,339	$67,285	$208,482	$198,290
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	23,587	23,374	71,010	67,606
Product development	10,901	11,476	33,610	32,470
Sales and marketing	11,290	11,365	34,324	32,652
Other general and administrative expenses	9,295	9,096	27,223	27,856
Depreciation and amortization	10,403	9,592	30,550	28,334
Total operating costs and expenses	65,476	64,903	196,717	188,918

Operating income	4,863	2,382	11,765	9,372

Other income, net	590	2,543	1,329	2,945

Income before income tax provision	5,453	4,925	13,094	12,317
Income tax provision	1,586	1,259	2,471	2,675
Net income	$3,867	$3,666	$10,623	$9,642

Net income per share:
Basic	$0.13	$0.12	$0.35	$0.31
Diluted	$0.13	$0.12	$0.35	$0.31

Weighted average shares of common stock outstanding:
Basic	30,683	30,570	30,653	30,672
Diluted	30,769	30,662	30,734	30,717
Dividends declared per share	$0.025	$—	$0.075	$—

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$3,867	$3,666	$10,623	$9,642

Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(371)	(1,017)	(227)	(1,521)
Unrealized gain (loss) on marketable securities	21	3	(31)	(1)
Total other comprehensive loss	(350)	(1,014)	(258)	(1,522)
Comprehensive income	$3,517	$2,652	$10,365	$8,120

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Nine Months Ended September 30, 2023
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2022	30,579	$254,832	$80,213	$(981)	$334,064
Net income	—	—	2,623	—	2,623
Comprehensive loss	—	—	—	(35)	(35)
Dividends declared on common stock ($0.025 per share)	—		(767)		(767)
Stock-based compensation	—	945	—	—	945
Common stock issued under stock plans, net of shares withheld for employee taxes	103	(791)	—	—	(791)
Balance at March 31, 2023	30,682	$254,986	$82,069	$(1,016)	$336,039
Net income	—	—	4,133	—	4,133
Comprehensive income	—	—	—	127	127
Dividends declared on common stock ($0.025 per share)	—	—	(767)	—	(767)
Stock-based compensation	—	1,093	—	—	1,093
Common stock issued under stock plans, net of shares withheld for employee taxes	4	(6)	—	—	(6)
Balance at June 30, 2023	30,686	$256,073	$85,435	$(889)	$340,619
Net income	—	—	3,867	—	3,867
Comprehensive loss	—	—	—	(350)	(350)
Dividends declared on common stock ($0.025 per share)	—	—	(767)	—	(767)
Stock-based compensation	—	1,038	—	—	1,038
Common stock issued under stock plans, net of shares withheld for employee taxes	3	(20)	—	—	(20)
Repurchase of common stock	(99)	(2,141)	—	—	(2,141)
Balance at September 30, 2023	30,590	$254,950	$88,535	$(1,239)	$342,246

	Nine Months Ended September 30, 2022
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2021	31,327	$270,791	$68,122	$106	$339,019
Net income	—	—	2,893	—	2,893
Comprehensive income	—	—	—	272	272
Stock-based compensation	—	774	—	—	774
Common stock issued under stock plans, net of shares withheld for employee taxes	83	(497)	—	—	(497)
Repurchase of common stock	(892)	(19,889)	—	—	(19,889)
Balance at March 31, 2022	30,518	$251,179	$71,015	$378	$322,572
Net income	—	—	3,083	—	3,083
Comprehensive loss	—	—	—	(780)	(780)
Issuance of common stock in acquisition	209	4,084	—	—	4,084
Stock-based compensation	—	917	—	—	917
Common stock issued under stock plans, net of shares withheld for employee taxes	2	(1)	—	—	(1)
Repurchase of common stock	(159)	(3,143)	—	—	(3,143)
Balance at June 30, 2022	30,570	$253,036	$74,098	$(402)	$326,732
Net income	—	—	3,666	—	3,666
Comprehensive loss	—	—	—	(1,014)	(1,014)
Stock-based compensation	—	918	—	—	918
Common stock issued under stock plans, net of shares withheld for employee taxes	3	(20)	—	—	(20)
Balance at September 30, 2022	30,573	$253,934	$77,764	$(1,416)	$330,282

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$10,623	$9,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,550	28,334
Stock-based compensation	3,076	2,609
Amortization of deferred commissions	8,467	7,826
Provision for credit losses	675	400
Deferred income taxes	(2,634)	1,225
Gain on sale of fixed assets	—	(25)
Loss on non-marketable equity investments	330	621
Change in fair value of non-marketable equity investments	(45)	(3,596)
Other	(603)	30
Changes in operating assets and liabilities:
Accounts and unbilled receivables	7,230	2,273
Prepaid royalties	(1,684)	(106)
Other prepaid expenses and other current assets	(817)	709
Deferred commissions	(9,583)	(10,192)
Other assets	336	219
Accounts payable and accrued expenses	(736)	942
Accrued royalties	1,419	572
Deferred revenue	3,554	1,597
Net cash provided by operating activities	50,158	43,080

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(6,621)	(4,009)
Proceeds from maturities of marketable securities	19,000	7,025
Purchases of marketable securities	(38,235)	(5,601)
Payments associated with capitalized software development	(19,552)	(17,392)
Proceeds from sale of fixed assets	—	26
Proceeds from sale of non-marketable equity investments	45	3,494
Purchases of property and equipment	(1,854)	(1,570)
Net cash used in investing activities	(47,217)	(18,027)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(817)	(518)
Repurchases of common stock	(1,648)	(23,137)
Payment of cash dividends	(2,301)	—
Net cash used in financing activities	(4,766)	(23,655)

Effect of exchange rate changes on cash and cash equivalents	(75)	(46)
Net (decrease) increase in cash and cash equivalents	(1,900)	1,352
Cash and cash equivalents at beginning of period	46,023	46,905
Cash and cash equivalents at end of period	$44,123	$48,257

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. OVERVIEW AND BASIS OF PRESENTATION

Company Overview

HealthStream primarily provides Software-as-a-Service ("SaaS") based applications for healthcare organizations—all designed to improve business and clinical outcomes by supporting the people who deliver patient care. We are focused on helping healthcare organizations meet their ongoing clinical development, talent management, training, education, assessment, competency management, safety and compliance, scheduling, and provider credentialing, privileging, and enrollment needs. The Company is organized and operated according to our One HealthStream approach, with our hStream technology platform at the center of that approach. Increasingly, SaaS based applications in our diverse ecosystem of solutions utilize our proprietary hStream technology platform to enhance their value proposition by creating interoperability with and among other applications. As used in this Report, “HealthStream,” “Company,” “we,” “us,” and “our” mean HealthStream, Inc. and its subsidiaries, unless the context indicates otherwise.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

As the result of these developments, the Company determined that Workforce Solutions and Provider Solutions were no longer separate operating segments or separate reportable segments as of January 1, 2023, such that the Company would no longer present two reportable segments for periods beginning on and after this date. As such, since January 1, 2023, the Company has had a single reportable segment, such that the Company is presenting historical financial information on a single segment basis in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023. For purposes of reporting historical 2022 results in this Quarterly Report on Form 10-Q, we are reporting comparable performance on a consolidated basis unless otherwise indicated.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. REVENUE RECOGNITION AND SALES COMMISSIONS

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subscription services	$67,473	$64,067	$199,993	$188,613
Professional services	2,866	3,218	8,489	9,677
Total revenues, net	$70,339	$67,285	$208,482	$198,290

For the  three months ended September 30, 2023 and 2022, the Company recognized a charge of  $0.3 million and a reduction of  $44,000 in impairment losses on receivables and contract assets arising from the Company's contracts with customers, respectively. For the  nine months ended September 30, 2023 and 2022, the Company recognized  $0.7 million and  $0.4 million in impairment losses on receivables and contract assets arising from the Company’s contracts with customers.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of our satisfaction of performance obligations. During the three months ended  September 30, 2023 and 2022, we recognized revenues of approximately $42.2 million and $39.9 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. During the nine months ended September 30, 2023 and 2022, we recognized revenues of approximately $76.0 million and $67.9 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. As of September 30, 2023, approximately $511 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. We expect to recognize revenue related to approximately 44% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company recorded amortization of deferred commissions of approximately $3.0 million and $2.8 million for the three months ended September 30, 2023 and 2022, and $8.5 million and $7.8 million for the nine months ended September 30, 2023 and 2022, respectively, which is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

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

The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended September 30, 2023 and 2022, the Company recorded a provision for income taxes of approximately $1.6 million and $1.3 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded a provision for income taxes of $2.5 million and $2.7 million, respectively.

The Company’s effective tax rate was 19% and 22% for the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences. The Company recognizes excess tax benefits and tax deficiencies associated with stock-based awards as a component of its provision for income taxes. During the nine months ended September 30, 2023, the Company recorded discrete tax benefits of $0.1 million, which consisted primarily of tax benefits associated with changes in state apportionment rules in Tennessee upon the enactment of the Tennessee Works Tax Act, in the amount of $0.6 million and stock-based awards in the amount of $0.1 million, partially offset by $0.3 million of discrete tax expense related to reserves for uncertain tax positions and $0.3 million of discrete tax expense associated with the Company merging VerityStream, Inc. ("VerityStream") into HealthStream. During the nine months ended September 30, 2022, the Company recorded discrete tax benefits of $16,000, which consisted primarily of a $0.3 million tax benefit associated with a nontaxable gain of $0.9 million recognized from the change in fair value of our previously held minority interest in CloudCME, LLC ("CloudCME") as well as a $0.1 million tax benefit for changes in estimated tax credits. This tax benefit was partially offset by $0.3 million of tax expense related to uncertain tax positions and $0.1 million of excess tax deficiencies associated with stock-based awards.

4. SHAREHOLDERS’ EQUITY

Dividends on Common Stock

On February 20, 2023, the Company's Board of Directors ("Board") approved a dividend policy, marking the first quarterly cash dividend policy adopted by the Company ("Dividend Policy"). During the nine months ended September 30, 2023, the Board declared the following quarterly dividends under the Dividend Policy:

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
April 28, 2023	February 20, 2023	$0.025	April 17, 2023	$767,000
June 23, 2023	April 24, 2023	0.025	June 12, 2023	767,000
September 29, 2023	July 24, 2023	0.025	September 18, 2023	767,000
Total dividends		$0.075		$2,301,000

Additionally, on October 23, 2023, the Board approved the Company’s fourth quarterly cash dividend of $0.025 per share, payable on December 22, 2023 to holders of record on December 11, 2023.

Stock-Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan and 2022 Omnibus Incentive Plan. The Company accounts for its stock-based compensation plans using the fair-value based method for costs related to share-based payments, including restricted share units (“RSUs”) and stock options. During the nine months ended September 30, 2023, the Company issued 128,942 RSUs subject to service-based time vesting, with a weighted average grant date fair value of $23.61 per share, measured based on the closing fair market value of the Company's stock on the date of the grant. During the nine months ended September 30, 2022, the Company issued 140,473 RSUs subject to service-based time vesting, with a weighted average grant date fair value of $20.31 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

During the nine months ended September 30, 2023, the Company granted 138,000 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis in increments of 15%, 20%, 20%, 20%, and 25% based on performance in 2023, 2024, 2025, 2026, and 2027, respectively. The performance criteria for the first-year tranche, or 20,700 of these performance-based RSUs, is based on 2023 adjusted EBITDA. The measurement date for these 20,700 performance-based RSUs was established during the first quarter of 2023 with a grant date fair value of $26.25 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established. The performance criteria for the remaining 117,300 performance-based RSUs has not yet been determined and will be established on an annual basis in 2024, 2025, 2026, and 2027, as applicable; therefore, the measurement date for these remaining 117,300 performance-based RSUs cannot be determined until the performance criteria have been established.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the nine months ended  September 30, 2022, the Company granted 91,042 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis in increments of 15%, 20%, 20%, 20%, and 25% based on performance in 2022, 2023, 2024, 2025, and 2026, respectively. The performance criteria for the second-year tranche, or 18,210 of these performance-based RSUs, is based on 2023 adjusted EBITDA. The measurement date for these 18,210 performance-based RSUs was established during the first quarter of 2023 with a grant date fair value of $26.25 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established. The performance criteria for the remaining 59,178 performance-based RSUs has not yet been determined and will be established on an annual basis in 2024, 2025, and 2026, as applicable; therefore, the measurement date for these remaining 59,178 performance-based RSUs cannot be determined until the performance criteria have been established.

Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues (excluding depreciation and amortization)	$50	$44	$149	$126
Product development	188	151	542	428
Sales and marketing	131	98	374	283
Other general and administrative	669	625	2,011	1,772
Total stock-based compensation expense	$1,038	$918	$3,076	$2,609

Share Repurchase Plan

On September 13, 2023, the Company announced that the Board authorized a share repurchase program to repurchase up to $10.0 million of the Company's outstanding shares of common stock. The share repurchase program is scheduled to terminate on the earlier of March 31, 2024, or when the maximum dollar amount has been expended. During the three months ended September 30, 2023, the Company repurchased 99,090 shares at an aggregate fair value of $2.1 million, reflecting an average price per share of $21.60 (excluding the cost of broker commissions). The Company's Condensed Consolidated Balance Sheet as of September 30, 2023 included $0.5 million of the share repurchases in accrued expenses with the remaining $1.6 million paid in cash during the three months ended September 30, 2023.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 340,000 and 205,000 for the three months ended September 30, 2023 and 2022, respectively, and 278,000 and 217,000 for the nine months ended September 30, 2023 and 2022, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$3,867	$3,666	$10,623	$9,642
Denominator:
Weighted-average shares outstanding	30,683	30,570	30,653	30,672
Effect of dilutive shares	86	92	81	45
Weighted-average diluted shares	30,769	30,662	30,734	30,717

Net income per share:
Basic	$0.13	$0.12	$0.35	$0.31
Diluted	$0.13	$0.12	$0.35	$0.31

6. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	September 30, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$27,720	$4	$(33)	$27,691
Total	$27,720	$4	$(33)	$27,691

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$7,882	$3	$—	$7,885
Total	$7,882	$3	$—	$7,885

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of September 30, 2023, the Company did not recognize any allowance for credit impairments on its available for sale debt securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. BUSINESS COMBINATIONS

On  December 31, 2022, the Company acquired substantially all of the assets of Electronic Education Documentation System, LLC (d/b/a eeds) ("eeds"), an Asheville, North Carolina-based healthcare technology company offering a SaaS-based continuing education (CME/CE) management system for healthcare organizations, for approximately $6.6 million in cash, reflecting customary purchase price adjustments made to the purchase price paid of $7.0 million. During the nine months ended September 30, 2023, the Company made adjustments to customer relationships, developed technology, non-compete, and trade name intangibles based on updated information obtained since the preliminary estimates were made. As a result, the Company recorded a measurement period adjustment which increased customer relationships and non-compete intangible assets by $2.0 million and $0.1 million, respectively, while the developed technology and trade name intangible assets were decreased by $0.8 million and $20,000, respectively, resulting in a decrease to goodwill of $1.3 million for the net change in the fair value of identifiable intangible assets.

8. DEBT

Revolving Credit Facility

On October 28, 2020, the Company entered into a Third Amendment to Revolving Credit Agreement ("Revolving Credit Facility"), amending the Revolving Credit Facility dated as of November 24, 2014 with Truist Bank, successor by merger to SunTrust Bank ("Truist"), which extended the maturity date to October 28, 2023. As described in Note 9 to these Condensed Consolidated Financial Statements, the Revolving Credit Facility was amended by a new revolving credit facility entered into by the Company on October 6, 2023, which replaced the Revolving Credit Facility.

Under the Revolving Credit Facility, the Company was permitted to borrow up to $65.0 million, which included a $5.0 million swingline sub-facility and a $5.0 million letter of credit sub-facility, as well as an accordion feature that allowed the Company to increase the Revolving Credit Facility by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions.

At the Company’s election, the borrowings under the Revolving Credit Facility would bear interest at either (1) a rate per annum equal to the highest of Truist’s prime rate or 0.5% in excess of the Federal Funds Rate or 1.0% in excess of one-month LIBOR (the "Base Rate"), plus an applicable margin, or (2) the one, two, three, or six-month per annum LIBOR for deposits in the applicable currency (the "Eurocurrency Rate"), as selected by the Company, plus an applicable margin. The applicable margin for Eurocurrency Rate loans would depend on the Company’s funded debt leverage ratio and would vary from 1.50% to 1.75%. The applicable margin for Base Rate loans would depend on the Company’s funded debt leverage ratio and would vary from 0.50% to 0.75%. Commitment fees and letter of credit fees were also payable under the Revolving Credit Facility. Principal would be payable in full at maturity on October 28, 2023, and there were no scheduled principal payments prior to maturity. The Company was required to pay a commitment fee ranging between 20 and 30 basis points per annum of the average daily unused portion of the Revolving Credit Facility, depending on the Company’s funded debt leverage ratio. The obligations under the Revolving Credit Facility were guaranteed by each of the Company’s subsidiaries.

The Revolving Credit Facility contained certain covenants that, among other things, restricted additional indebtedness, liens and encumbrances, changes to the character of the Company’s business, acquisitions, asset dispositions, mergers and consolidations, sale or discount of receivables, creation or acquisitions of additional subsidiaries, and other matters customarily restricted in such agreements.

In addition, the Revolving Credit Facility required the Company to meet certain financial tests, including, without limitation:

•	a funded debt leverage ratio (consolidated debt/consolidated EBITDA) of not greater than 3.0 to 1.0; and

•	an interest coverage ratio (consolidated EBITDA/consolidated interest expense) of not less than 3.0 to 1.0.

As of September 30, 2023, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three and nine months ended September 30, 2023.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. SUBSEQUENT EVENT

On October 6, 2023, the Company entered into an Amended and Restated Revolving Credit Agreement ("New Revolving Credit Facility"), amending the Revolving Credit Facility dated as of November 24, 2014, as amended, with certain lenders party thereto from time to time, and Truist, as Administrative Agent for the lenders. Under the New Revolving Credit Facility, the Company may borrow up to $50.0 million, which includes a $5.0 million swingline sub-facility and a $5.0 million letter of credit sub-facility, as well as an accordion feature that allows the Company to increase the Revolving Credit Facility by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The New Revolving Credit Facility has a maturity date of October 6, 2026.

The Company's obligations under the New Revolving Credit Facility are unsecured. In addition, if the Company forms or acquires any domestic subsidiaries, the loans and other obligations under the New Revolving Credit Facility will be guaranteed by such domestic subsidiaries.

At the Company’s election, the borrowings under the New Revolving Credit Facility, other than the swingline loans, bear interest at either (1) a base rate defined as the highest of (a) the rate which the Administrative Agent announces from time to time as its prime lending rate, as in effect from time to time, or (b) the Federal Funds Rate, as in effect from time to time, plus one-half of one percent (0.50%) per annum (any changes in such rates to be effective as of the date of any change in such rate), plus in each case an applicable margin that varies with the company’s funded debt leverage ratio; or (2) a term secured overnight financing rate (“SOFR”) defined as the greater of (a)(i) the forward-looking term rate based on SOFR determined as of the reference time for such interest period with a term equivalent to such interest period plus (ii) a term SOFR adjustment equal to 0.10% per annum and (b) zero, plus, in each case, an applicable margin that varies with the Company’s consolidated total leverage ratio. The Company’s borrowings under the swingline loans bear interest at the base rate plus the applicable margin. The initial applicable margin for base rate loans is 0.50% and the initial applicable margin SOFR loans is 1.50%. The applicable margins will be adjusted quarterly, in each case two (2) business days after the Administrative Agent's receipt of the Company's quarterly financial statements. The Company is also required to pay a commitment fee accruing on the unused revolving commitment, which fee initially is 20 basis points per annum and a letter of credit fee, accruing at a rate per annum equal to the applicable margin for SOFR loans then in effect on the daily average amount of such lender’s letter of credit exposure.

Principal is payable in full at maturity on October 6, 2026, and there are no scheduled principal payments prior to maturity. Interest on base rate loans and swingline loans is payable quarterly in arrears, and interest on SOFR loans is payable at the end of each interest period, and in the case of interest periods longer than three months, on each day which occurs every three months after the initial date of such interest period.

In addition, the New Revolving Credit Facility requires the Company to meet certain financial tests, including, without limitation:

•	a funded debt leverage ratio of not greater than 3.0 to 1.0; and

•	an interest coverage ratio of not less than 3.0 to 1.0.

In addition, the New Revolving Credit Facility contains certain customary affirmative and negative covenants that, among other things, restrict additional indebtedness, liens and encumbrances, changes to the character of the Company’s business, acquisitions, asset dispositions, mergers and consolidations, sale or discount of receivables, creation or acquisitions of additional subsidiaries, and other matters customarily restricted in such agreements.

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

Business Overview

HealthStream primarily provides SaaS based applications for healthcare organizations—all designed to improve business and clinical outcomes by supporting the people who deliver patient care. We are focused on helping healthcare organizations meet their ongoing clinical development, talent management, training, education, assessment, competency management, safety and compliance, scheduling, and provider credentialing, privileging, and enrollment needs.

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

As indicated in the Company’s 2022 Form10-K, the Company has reached an inflection point in its efforts to operate according to its One HealthStream approach. Since January 1, 2023, the Company’s business has been organized and managed around a consolidated, enterprise approach, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by our key decision maker), organization structure, compensation, performance assessment, and resource allocation.

As the result of these developments, the Company determined that Workforce Solutions and Provider Solutions were no longer separate operating segments or separate reportable segments as of January 1, 2023, such that the Company would no longer present two reportable segments for periods beginning on and after this date. As such, since January 1, 2023, the Company has had a single reportable segment, such that the Company is presenting historical financial information on a single segment basis in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023.

Significant financial metrics for the third quarter of 2023 are set forth in the bullets below.

•	Revenues of $70.3 million in the third quarter of 2023, up 5% from $67.3 million in the third quarter of 2022

•	Operating income of $4.9 million in the third quarter of 2023, up 104% from $2.4 million in the third quarter of 2022

•	Net income of $3.9 million in the third quarter of 2023, up 5% from $3.7 million in the third quarter of 2022

•	Earnings per share (“EPS”) of $0.13 per share (diluted) in the third quarter of 2023, up from $0.12 per share (diluted) in the third quarter of 2022

•	Adjusted EBITDA[1] of $16.2 million in the third quarter of 2023, up 28% from $12.7 million in the third quarter of 2022
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

Our business is focused on providing solutions to healthcare organizations, and as such the pandemic’s adverse impact on healthcare organizations has resulted in an adverse impact on our Company. We believe that certain developments related to the pandemic negatively impacted our business in 2021 and to a lesser extent in 2022 and the nine months ended September 30, 2023. In particular, sales cycles in 2021 and 2022 were delayed or postponed such that declines in sales bookings by customers over this period resulted in a negative impact to revenue and earnings in 2022 and the nine months ended September 30, 2023 and may continue to result in a negative impact (to a lesser extent) to revenue and earnings for the remainder of 2023. Earlier in the pandemic, such impacts on our healthcare organization customers were more frequently associated with the need to focus on providing critical care to pandemic victims and the negative economic impact many of our healthcare organization customers experienced from being forced to temporarily reduce or discontinue services, like elective surgeries, from which they derive revenue. More recently, such impacts on healthcare customers appear to be associated with the cessation of or significant reduction in governmental funds such customers have received or anticipate receiving through earlier federal stimulus and relief measures, including the Public Health Emergency Fund, the Paycheck Protection Program, and the Provider Relief Fund.

Macroeconomic conditions in the U.S. continue to be challenging in various respects, including as the result of ongoing inflationary pressures, elevated interest rate levels, disruptions to global supply networks, challenging labor market conditions, geopolitical instability, and potential instability in the banking system. Such negative macroeconomic conditions have adversely affected, and may continue to adversely affect, us and our customers in the healthcare industry. In particular, we have experienced, and believe that some of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with current inflationary pressures and labor market conditions.

Key Business Metrics

Our management utilizes the following financial and non-financial metrics in connection with managing our business.

•

Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations and, for businesses acquired prior to the adoption of ASU 2021-08 on January 1, 2022, reflects deferred revenue write-downs associated with fair value accounting for such acquired businesses. Revenues, net, were $70.3 million and $208.5 million for the three and nine months ended September 30, 2023, respectively, compared to $67.3 million and $198.3 million for the three and nine months ended September 30, 2022, respectively. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, short-term cash incentive bonuses and performance-based equity award grants are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $16.2 million and $45.3 million for the three and nine months ended September 30, 2023, respectively, compared to $12.7 million and $39.8 million for the three and nine months ended September 30, 2022, respectively.

•

hStream Subscriptions. hStream subscriptions are determined as the number of subscriptions under contract for hStream, our proprietary technology platform that enables healthcare organizations and their respective workforces to connect to and gain value from the HealthStream ecosystem of applications, tools, and content. Management utilizes hStream subscriptions in connection with managing our business and believes that this metric provides useful information to investors as a measure of our progress in growing the value of our customer base. At September 30, 2023, we had approximately 5.70 million contracted subscriptions to hStream, compared to 5.35 million as of September 30, 2022.

Consolidation Program

As previously disclosed, the Company approved a consolidation program involving the elimination of 33 job roles during the first quarter of 2023, many of which job roles were duplicative as a result of several areas of consolidation. In connection with these job reductions, we incurred severance charges in the amount of $1.0 million during the three months ended March 31, 2023. In addition, while these job reductions were completed during the three months ended March 31, 2023, we incurred related severance charges in the amount of $0.1 million during the three months ended June 30, 2023. We did not incur any additional related severance charges during the three months ended September 30, 2023, and we do not expect to incur any additional related severance charges on a going forward basis.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenues, net. Revenues increased approximately $3.1 million, or 5%, to $70.3 million for the three months ended September 30, 2023 from $67.3 million for the three months ended September 30, 2022. The revenue growth was attributable to growth in several product categories, including $0.5 million, or 1%, of contributions from our recent acquisitions. Subscription revenues increased $3.4 million, or 5%, but were partially offset by $0.3 million of declines from professional services revenues.

A comparison of revenues by revenue source is as follows (in thousands):

	Three Months Ended September 30,
	2023	2022	Percentage Change
Subscription services	$67,473	$64,067	5%
Professional services	2,866	3,218	-11%
Total revenues, net	$70,339	$67,285	5%

% of Revenues
Subscription services	96%	95%
Professional services	4%	5%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $0.2 million, or 1%, to $23.6 million for the three months ended September 30, 2023, from $23.4 million for the three months ended September 30, 2022. Cost of revenues as a percentage of revenues were 34% and 35% for the three months ended September 30, 2023 and 2022, respectively. The increase in expense is primarily associated with higher costs for software and cloud hosting, which were partially offset by a reduction in labor costs.

Product Development. Product development expenses decreased $0.6 million, or 5%, to $10.9 million for the three months ended September 30, 2023, from $11.5 million for the three months ended September 30, 2022. Product development expenses as a percentage of revenues were 15% and 17% for the three months ended September 30, 2023 and 2022, respectively. The decrease in expense is primarily due to an increase in labor capitalized for internally developed software.

Sales and Marketing. Sales and marketing expenses, including personnel costs, decreased $75,000, or 1%, to $11.3 million for the three months ended September 30, 2023, from $11.4 million for the three months ended September 30, 2022. Sales and marketing expenses were 16% and 17% of revenues for the three months ended September 30, 2023 and 2022, respectively.

Other General and Administrative Expenses. Other general and administrative expenses increased $0.2 million, or 2%, to $9.3 million for the three months ended September 30, 2023, from $9.1 million for the three months ended September 30, 2022. Other general and administrative expenses were 13% and 14% of revenues for the three months ended September 30, 2023 and 2022, respectively. The increase in expense is primarily due to higher professional service fees and bad debt expense, which were partially offset by lower personnel costs and general office expenses.

Depreciation and Amortization. Depreciation and amortization expense increased $0.8 million, or 8%, to $10.4 million for the three months ended September 30, 2023, from $9.6 million for the three months ended September 30, 2022. This increase is primarily a result of an increase in amortization associated with capitalized software.

Other Income, Net. Other income, net was $0.6 million for the three months ended September 30, 2023, compared to $2.5 million for the three months ended September 30, 2022. The decrease is primarily the result of a $2.7 million gain recorded during the three months ended September 30, 2022 upon the sale of a non-marketable equity investment, partially offset by an increase in interest income earned on cash and investments during the three months ended September 30, 2023.

Income Tax Provision. The Company recorded a provision for income taxes of $1.6 million for the three months ended September 30, 2023, compared to $1.3 million for the three months ended September 30, 2022. The Company’s effective tax rate was 29% for the three months ended September 30, 2023, compared to 26% for the three months ended September 30, 2022. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. During the three months ended September 30, 2023, the Company recorded discrete tax expense of $0.5 million, which consisted primarily of $0.3 million resulting from the impact of merging VerityStream into HealthStream and $0.1 million related to reserves for uncertain tax positions. During the three months ended September 30, 2022, the Company recorded discrete tax expense of $0.1 million, which consisted primarily of $0.2 million tax expense related to uncertain tax positions. The discrete tax expense was partially offset by a $0.1 million tax benefit for changes in estimated tax credits.

Net Income. Net income was $3.9 million and $3.7 million for the three months ended September 30, 2023 and 2022, respectively. Earnings per share ("EPS") were $0.13 per share (diluted) and $0.12 per share (diluted) for the three months ended September 30, 2023 and 2022, respectively.

Adjusted EBITDA was $16.2 million for the three months ended September 30, 2023, compared to $12.7 million for the three months ended September 30, 2022. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenues, net. Revenues increased approximately $10.2 million, or 5%, to $208.5 million for the nine months ended September 30, 2023, from $198.3 million for the nine months ended September 30, 2022. The revenue growth was attributable to growth in several product categories, including contribution of $2.6 million, or 1%, from our recent acquisitions. Subscription revenues increased $11.4 million, or 6%, but were partially offset by $1.2 million of declines from professional services revenues.

A comparison of revenues by revenue source is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022	Percentage Change
Subscription services	$199,993	$188,613	6%
Professional services	8,489	9,677	-12%
Total revenues, net	$208,482	$198,290	5%

% of Revenues
Subscription services	96%	95%
Professional services	4%	5%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $3.4 million, or 5%, to $71.0 million for the nine months ended September 30, 2023, from $67.6 million for the nine months ended September 30, 2022. Cost of revenues as a percentage of revenues were 34% for both the nine months ended September 30, 2023 and 2022. The increase in expense is primarily associated with higher costs for cloud hosting, software, royalties, and contract labor.

Product Development. Product development expenses increased $1.1 million, or 4%, to $33.6 million for the nine months ended September 30, 2023, from $32.5 million for the nine months ended September 30, 2022. Product development expenses as a percentage of revenues were 16% for both the nine months ended September 30, 2023 and 2022. The increase in expense is primarily due to increased personnel costs, including severance costs associated with the elimination of 33 job roles as part of the consolidation of HealthStream's business under a single platform strategy as noted above, and an increase in contract labor, partially offset by an increase in labor capitalized for internally developed software.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $1.7 million, or 5%, to $34.3 million for the nine months ended September 30, 2023, from $32.7 million for the nine months ended September 30, 2022. Sales and marketing expenses were 16% of revenues for both the nine months ended September 30, 2023 and 2022. The increase in expense is primarily due to increased personnel costs, including severance costs as noted above, as well as higher travel costs, which were partially offset by decreases in general marketing expenses and contract labor.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.6 million, or 2%, to $27.2 million for the nine months ended September 30, 2023, from $27.9 million for the nine months ended September 30, 2022. Other general and administrative expenses were 13% and 14% of revenues for the nine months ended September 30, 2023 and 2022, respectively. The decrease is primarily due to lower employee recruitment and onboarding expenses, software expenses, telecom expenses, and general office expenses, which were partially offset by an increase in bad debt expense.

Depreciation and Amortization. Depreciation and amortization expense increased $2.2 million, or 8%, to $30.6 million for the nine months ended September 30, 2023, from $28.3 million for the nine months ended September 30, 2022. This increase is primarily a result of an increase in amortization associated with capitalized software, partially offset by lower depreciation expense.

Other Income, Net. Other income, net was $1.3 million for the nine months ended September 30, 2023, compared to $2.9 million for the nine months ended September 30, 2022. The decrease is primarily the result of the $2.7 million gain recorded upon the sale of a non-marketable equity investment during the nine months ended September 30, 2022 as well as the $0.9 million gain recorded due to the change in fair value of our previously held minority interest in CloudCME that was remeasured upon acquiring the remaining ownership interest of CloudCME during the nine months ended September 30, 2022. These decreases were partially offset by an increase in interest income earned on cash and investments during the nine months ended September 30, 2023 compared to the prior year period.

Income Tax Provision. The Company recorded a provision for income taxes of $2.5 million for the nine months ended September 30, 2023, compared to $2.7 million for the nine months ended September 30, 2022. The Company’s effective tax rate was 19% for the nine months ended September 30, 2023, compared to 22% for the nine months ended September 30, 2022. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. During the nine months ended September 30, 2023, the Company recorded discrete tax benefits of $0.1 million, which consisted primarily of tax benefits in the amount of $0.6 million resulting from changes in apportionment rules in Tennessee upon the enactment of the Tennessee Works Tax Act and stock-based awards in the amount of $0.1 million, partially offset by $0.3 million of discrete tax expense related to reserves for uncertain tax positions and $0.3 million of discrete tax expense related to the impact of merging VerityStream into HealthStream. During the nine months ended September 30, 2022, the Company recorded discrete tax benefits of $16,000, which consisted primarily of a $0.3 million tax benefit associated with a nontaxable gain of $0.9 million recognized from the change in fair value of our previously held minority interest in CloudCME as well as a $0.1 million tax benefit for changes in estimated tax credits. This tax benefit was partially offset by $0.3 million of tax expense related to uncertain tax positions and $0.1 million of excess tax deficiencies associated with stock-based awards.

Net Income. Net income was $10.6 million and $9.6 million for the nine months ended September 30, 2023 and 2022, respectively. EPS was $0.35 per share (diluted) and $0.31 per share (diluted) for the nine months ended September 30, 2023 and 2022, respectively.

Adjusted EBITDA was $45.3 million for the nine months ended September 30, 2023, compared to $39.8 million for the nine months ended September 30, 2022. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is set forth below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP net income	$3,867	$3,666	$10,623	$9,642
Deferred revenue write-down	30	46	128	223
Interest income	(667)	(124)	(1,580)	(155)
Interest expense	33	33	99	99
Income tax provision	1,586	1,259	2,471	2,675
Stock-based compensation expense	1,038	918	3,076	2,609
Depreciation and amortization	10,403	9,592	30,550	28,334
Change in fair value of non-marketable equity investments	(45)	(2,653)	(45)	(3,596)
Adjusted EBITDA	$16,245	$12,737	$45,322	$39,831

Liquidity and Capital Resources

Net cash provided by operating activities increased by $7.1 million to $50.2 million during the nine months ended September 30, 2023, from $43.1 million during the nine months ended September 30, 2022. The increase in net cash provided by operating activities is primarily due to higher cash collections compared to the prior year period. Our days sales outstanding ("DSO") was 43 days for the third quarter of 2023 compared to 38 days for the third quarter of 2022. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, income tax payments, and general corporate expenses.

Net cash used in investing activities was $47.2 million for the nine months ended September 30, 2023, compared to $18.0 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company spent $6.6 million for the acquisition of substantially all of the assets of eeds (note: the eeds acquisition was consummated on December 31, 2022, but was funded in January 2023 such that the purchase price for eeds impacted net cash used in investing activities during the nine months ended September 30, 2023), invested in marketable securities of $38.2 million, made payments for capitalized software development of $19.6 million, and purchased property and equipment of $1.9 million. These uses of cash were partially offset by $19.0 million in maturities of marketable securities and $45,000 in proceeds from the sales of non-marketable equity investments. During the nine months ended September 30, 2022, the Company spent $3.9 million to acquire the remaining ownership interest in CloudCME on a net cash basis and spent $62,000 related to post-closing adjustments for prior acquisitions for a net cash outflow of $4.0 million for business combinations, invested in marketable securities of $5.6 million, made payments for capitalized software development of $17.4 million, and purchased property and equipment of $1.6 million. These uses of cash were partially offset by $7.0 million in maturities of marketable securities and $3.5 million in proceeds from the sales of non-marketable equity investments.

Net cash used in financing activities was approximately $4.8 million for the nine months ended September 30, 2023, compared to $23.7 million for the nine months ended September 30, 2022. The uses of cash for the nine months ended September 30, 2023 included $2.3 million for the payment of cash dividends, $1.6 million for repurchases of common stock (note: share repurchases totaled $2.1 million during the nine months ended September 30, 2023, with $1.6 million paid in cash and $0.5 million included in accrued expenses in the Company's Condensed Consolidated Balance Sheet as of September 30, 2023), and $0.8 million for the payment of employee payroll taxes in relation to the vesting of restricted share units. The uses of cash for the nine months ended September 30, 2022 included $23.1 million for repurchases of common stock and $0.5 million for the payment of employee payroll taxes in relation to the vesting of restricted share units.

Our balance sheet reflects positive working capital of $12.3 million at September 30, 2023, compared to negative working capital of $2.8 million at December 31, 2022. The increase in working capital is primarily a result of an increase in cash and cash equivalents and marketable securities in the aggregate, despite the use of cash to fund the acquisition of eeds, which resulted in a corresponding decrease in accrued liabilities. The Company’s primary source of liquidity as of September 30, 2023 was $44.1 million of cash and cash equivalents and $27.7 million of marketable securities.

On October 6, 2023, the Company entered into a new revolving credit facility, which amended and replaced our prior revolving credit facility. There currently are no outstanding borrowings under the new revolving credit facility, and there were no outstanding borrowings under the prior revolving credit facility of the Company as of September 30, 2023. For additional information regarding the new revolving credit facility, see Note 9 to the Condensed Consolidated Financial Statements included herein. For additional information regarding the prior revolving credit facility, see Note 8 to the Condensed Consolidated Financial Statements included herein.

On November 30, 2021, the Company announced a share repurchase program approved by the Company’s Board under which the Company was authorized to purchase up to $20.0 million of its common stock. This share repurchase program concluded on March 8, 2022, when the maximum dollar amount authorized under the program was expended. During the nine months ended September 30, 2022, the Company repurchased 649,739 shares of common stock pursuant to this share repurchase program at an aggregate fair value of $14.9 million, reflecting an average price per share of $22.92 (excluding the cost of broker commissions).

On March 14, 2022, the Board approved an expansion of the Company's share repurchase program by authorizing the repurchase of up to an additional $10.0 million of the Company's outstanding shares of common stock. The share repurchase program expired on March 13, 2023, and no repurchases occurred during the nine months ended September 30, 2023. Under this program, the Company repurchased a total of 402,050 shares at an aggregate fair value of $8.1 million, based on an average price per share of $20.19 (excluding the cost of broker commissions), during the nine months ended September 30, 2022.

On September 13, 2023, the Company announced a share repurchase program approved by the Company’s Board under which the Company is authorized to purchase up to $10.0 million of its common stock. Pursuant to the authorization, repurchases may be made from time to time in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. In addition, any repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. During the three months ended September 30, 2023, the Company repurchased 99,090 shares of common stock pursuant to this share repurchase program at an aggregate fair value of $2.1 million, reflecting an average price per share of $21.60 (excluding the cost of broker commissions). This share repurchase program is scheduled to terminate on the earlier of March 31, 2024, or when the maximum dollar amount authorized under the program has been expended. This share repurchase program may be suspended or discontinued at any time.

On February 20, 2023, we announced that our Board approved a dividend policy under which we intend to pay quarterly cash dividends on our common stock, at an initial rate of $0.025 per share per fiscal quarter. We also announced that our Board declared the initial quarterly dividend under the new policy in the amount of $0.025 per share, which was paid on April 28, 2023 to the holders of record of all of the issued and outstanding shares of common stock as of the close of business on April 17, 2023. This marked the first quarterly cash dividend policy adopted by the Company. On April 24, 2023, the Board approved the Company's second quarterly cash dividend of $0.025 per share, which was paid on June 23, 2023 to holders of record on June 12, 2023. On July 24, 2023, the Board approved the Company's third quarterly cash dividend of $0.025 per share, payable on September 29, 2023 to holders of record on September 18, 2023. On October 23, 2023, the Board approved the Company's fourth quarterly cash dividend of $0.025 per share, payable on December 22, 2023 to holders of record on December 11, 2023.

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

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, dividend payments, any repurchases of shares under our share repurchase program, and capital expenditures for at least the next 12 months and for the foreseeable future thereafter.

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our new revolving credit facility entered into on October 6, 2023 (which amended and replaced our prior revolving credit facility) contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our new revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of September 30, 2023, we were in compliance with all covenants under our prior revolving credit facility. There can be no assurance that amounts available for borrowing under our new revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot provide assurance that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of September 30, 2023, and during the three and nine months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $71.8 million at September 30, 2023. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $0.3 million.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the third quarter of 2023 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 13, 2023, the Company announced a share repurchase program approved by the Company’s Board under which the Company is authorized to purchase up to $10.0 million of its common stock. Pursuant to this authorization, repurchases may be made in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. In addition, any repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. Under this program, during the three months ended September 30, 2023, the Company repurchased 99,090 shares at an aggregate fair value of 2.1 million, reflecting an average price per share of $21.60 (excluding the cost of broker commissions). The share repurchase program is scheduled to terminate on the earlier of March 31, 2024 or when the maximum dollar amount has been expended. This share repurchase program may be suspended or discontinued at any time.

The table below sets forth activity under the stock repurchase plan for the three months ended September 30, 2023.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (July 1 - July 31)	—	$—	—	$—
Month #2 (August 1 - August 31)	—	—	—	—
Month #3 (September 1 - September 30)	99,090	21.60	99,090	7,859,838
Total	99,090	$21.60	99,090	$7,859,838

Item 5. Other Information.

None. Without limiting the generality of the foregoing, during the three months ended September 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL
^	Management contract of compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

October 26, 2023	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer