Form 10-K
period 2023-12-31
HEALTHSTREAM INC
filed 2024-02-26
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2023

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

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the Nasdaq Global Select Market on June 30, 2023 was $596.9 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 19, 2024, there were 30,300,371 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Item 1. Business

OVERVIEW AND HISTORY

HealthStream’s focus is and has always been on improving the quality of healthcare through the development of the dedicated individuals who deliver care. Like healthcare itself, our mission remains constant, but how we accomplish that mission continues to evolve and improve over time. Originally, we pioneered the use of online learning to hospitals, which began with courses specifically tailored to educate healthcare professionals and meet hospitals' required regulatory needs, and we remain a leading innovator in those areas today. Since our inception, the scope of HealthStream’s Software-as-a-Service (SaaS) solutions has expanded well beyond our governance, risk, and compliance (GRC) offerings to include a diverse ecosystem of applications that optimize and support the healthcare workforce and the students preparing to enter that workforce. Today, we are characterized by our single platform strategy, which is designed to create interoperability among the various applications in our ecosystem through our proprietary hStream technology platform. We believe that our single platform strategy, as represented by hStream, is the best way to realize our mission of improving the quality of care by developing the people who deliver care, and the best way to create value for our shareholders in the process.

For healthcare organizations—our primary customers—HealthStream’s solutions help to effectively onboard, retain, engage, educate, manage, and develop workforce talent; meet rigorous GRC requirements; optimize staff scheduling and capacity management; and automate the management of medical staff credentialing, privileging, and enrollment.

For healthcare professionals and students—our primary end users—HealthStream’s solutions help them to professionally develop their knowledge and skills, manage and fulfill their required continuing education and certifications, manage their schedules, including swapping and filling shifts, engage with peers, provide personalized competency development, and optimize their career pathways.

For both healthcare organizations and healthcare professionals and students, HealthStream’s solutions are generally accessed through SaaS application suites that are increasingly enhanced through our hStream technology platform. Our learning, credentialing, and scheduling application suites are designed to help solve the most critical problems facing the healthcare workforce today. They accomplish this by utilizing a combination of established and cutting-edge technologies, such as initiative and workflow management capabilities; proprietary taxonomy engines; dynamic engagement models; artificial intelligence (AI) driven clinical assessments; physical-based simulations; healthcare-specific benchmarks; and automated license monitoring and validation.

HealthStream’s success in offering the largest, most diverse ecosystem of workforce solutions in healthcare has made it a thought leader and barometer of innovation for the industry. From its roots in originating online learning for healthcare organizations to the Company's more recent release of "Jane AI," the first AI-driven clinical assessment application, HealthStream continues to believe that the key to quality patient care lies in the people who deliver care. To that end, we are solely dedicated to providing solutions for the healthcare workforce and for those about to enter it.

The Company was incorporated in 1990. It began providing its SaaS-based workforce solutions in 1999, its provider solutions in 2012, and launched the hStream technology platform in 2018. Since January 2023, the Company’s operations have been streamlined around a consolidated, enterprise approach such that, beginning January 1, 2023, the Company ceased having two reportable business segments (Workforce Solutions and Provider Solutions). As such, since January 1, 2023, the Company has had a single reportable segment and presents financial information on a single segment basis. HealthStream is headquartered in Nashville, Tennessee and had 1,079 full-time and 13 part-time employees as of December 31, 2023.

INDUSTRY BACKGROUND

According to the Centers for Medicare & Medicaid Services (CMS), spending in the healthcare industry reached nearly $4.5 trillion in 2022, or 17.3% of the U.S. gross domestic product. The growth in 2022, which was an increase of 4.1% over the prior year, reflected growth in Medicaid and private health insurance spending that was partially offset by continued declines in supplemental funding by the federal government associated with the COVID-19 pandemic. Hospital care expenditures in 2022 accounted for approximately 30% of the $4.5 trillion industry. While hospital spending increased 2.2% in 2022 to reach nearly $1.4 trillion, the rate of increase was slightly lower in 2022 (4.5%) compared to the prior year due to a slower growth in hospital prices and a decline in hospital days and discharges. According to the Bureau of Labor Statistics, as of January 2024, approximately 22 million professionals are employed in the healthcare and social services segment of the domestic economy, with approximately 5.4 million employed in acute-care hospitals and, according to CMS, approximately 5.9 million employed in healthcare organizations throughout the continuum of care, the primary target markets for our products. (Organizations in the continuum of care employ approximately 2.2 million employees in ambulatory centers, approximately 2.8 million employees in post-acute care facilities, and over 0.9 million employees in health & human services facilities.)

All of the approximately 5.4 million hospital-based healthcare professionals that work in the nation’s approximately 5,400 inpatient hospitals that are registered with Medicare are required by federal and state mandates and accrediting bodies to complete training in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA) and The Joint Commission (an independent, not-for-profit organization that accredits and certifies healthcare organizations and programs in the United States), as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

In hospitals, staffing issues and personnel shortages have contributed to the need for more effective and efficient workflows, including scheduling and capacity management as well as credentialing and privileging. Staffing shortages have also increased the need for facility-based workforce development as well as additional assessment and competency-based training. An ongoing nursing shortage, for example, is resulting in skill gaps and rising costs. Employment of registered nurses is projected to grow 6% from 2022 to 2032, faster than the average for all occupations, according to the U.S. Bureau of Labor Statistics. We believe that offering training and education and other engagement solutions for hospital personnel is increasingly being utilized as a retention and recruitment incentive. We also believe that offering training to nursing schools and nursing students can help address personnel shortages and lead to more efficient and effective transition from school to employment.

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

Healthcare organizations continue to operate under ongoing pressure to reduce costs as a result of actual and potential reductions in reimbursement rates and increased focus on cost containment consistent with participation of patients in managed care programs, among other factors. In addition, many care settings, including hospitals, surgery centers, telehealth companies, outpatient centers, and skilled nursing facilities, may continue to experience rising operating costs, coupled with increased pressure to measure and report on the outcomes of the dollars spent on training. Our products and services are designed to meet these needs by reducing healthcare organizations’ costs of training while improving learning outcomes, enhancing reporting capabilities, and supporting customers’ business objectives.

HEALTHSTREAM’S SOLUTIONS

HealthStream’s products, services, and operations are organized and managed under our One HealthStream approach. Through this One HealthStream approach, we collectively help healthcare organizations meet their ongoing learning, clinical development, credentialing, and scheduling needs. HealthStream’s solutions are provided to a wide range of customers within the healthcare industry.

All of our solutions are powered by our hStream technology platform, which enables activity across HealthStream's diverse ecosystem of solutions. At December 31, 2023, HealthStream had contracts with customers for approximately 5.79 million subscriptions to hStream, compared to 5.54 million subscriptions as of December 31, 2022. Under our One HealthStream approach, the hStream technology platform benefits both customers and partners.

Our underlying solutions are comprised primarily of SaaS, subscription-based applications that are used by healthcare organizations to meet a broad range of their workforce development needs around learning, clinical development, credentialing, and scheduling. Nursing schools, nursing students, as well as individual healthcare professionals are also beginning to utilize our training and education solutions. Our numerous content libraries allow customers to subscribe to a wide array of courseware, which includes content from leading healthcare and nursing associations, medical and healthcare publishers, and other content providers. Our scheduling solutions provide customers with real-time visibility into clinical staff scheduling that enables them to optimize their workforce, reduce costs, and improve care. Our flagship credentialing, privileging, and enrollment solution, CredentialStream, provides customers an intuitive, modern user experience with a continual stream of enhancements, evidence-based content, and curated data, all which provides healthcare organizations with tools to support the provider lifecycle management from recruiting, application submission, verification of licensure and other credentials, privileging, appointments by credentialing committees, enrollment, network, management, onboarding, and performance evaluations of providers.

Pricing for hStream and HealthStream’s products is primarily subscription-based, with fees based on the number of subscriptions, solutions provided, and other factors. We offer implementation, training, and account management services to facilitate adoption of our subscription-based solutions. Fees for implementation services are based on the time and efforts of the personnel involved. Training fees vary based on the size, scope, and complexity of the project. Our platform and subscription-based solutions are hosted on a combination of private-cloud infrastructure and public-cloud infrastructure, leveraging Amazon Web Services and Azure, which allows authorized personnel access to our services through the Internet, thereby eliminating the need for onsite local implementations of installed workforce development products. HealthStream also sells a growing number of products directly to individuals in the healthcare industry and these products are primarily based on per-unit retail price.

Other Applications on our Platform — HealthStream offers an array of other applications on our platform, each serving a unique function for healthcare customers. Each application on our platform has its own value. Examples of individual applications that are offered on our platform include applications for performance appraisal, competency management, disclosure management, clinical competency, assessment, development, simulation-based education, clinical rotation and onboarding management, quality management, scheduling, and industry training.

BUSINESS ACQUISITIONS

As part of our overall growth strategy, we evaluate opportunities for mergers and acquisitions, and since the beginning of 2022, we have completed two acquisitions. In May 2022, we acquired the remaining ownership interest (representing approximately 82% of the outstanding equity interests) of CloudCME, LLC (CloudCME) and in December 2022, we acquired substantially all of the assets of Electronic Education Documentation System (d/b/a eeds) (eeds). For additional information regarding acquisitions, please see Note 8 of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

CUSTOMERS

We provide our solutions to customers across a broad range of individuals and entities within the healthcare industry, including private, not-for-profit, and government entities, as well as pharmaceutical and medical device companies. More recently, HealthStream has begun to market and sell its solutions to nursing schools and students as well. We derive a substantial portion of our revenues from a relatively small number of customers that are healthcare providers. However, during the year ended December 31, 2023, no single customer accounted for 10% or more of our annual revenue.

SALES AND MARKETING

We market our products and services primarily through our direct sales teams, who are located throughout the United States.

We conduct a variety of marketing programs to promote our products and services, including via our hStream content marketplace, user groups, trade shows, social media, Internet promotion and demonstrations, digital marketing campaigns, public relations, distribution of product-specific literature, direct mail, advertising, and in partnership with third parties. We have marketing teams that are responsible for these initiatives and for working with and supporting our product management and sales teams.

OPERATIONS AND TECHNOLOGY

We believe our ability to establish and maintain long-term customer relationships, obtain recurring sales, and develop and maintain new and existing products are dependent on the strength of our operations, customer service, product development and maintenance, training, and other support teams. Our operations teams are primarily associated with technical support, customer implementation and training, product management, software development and quality assurance, and other functions.

Our services are designed to be reliable, secure, and scalable. Our software is a combination of proprietary and commercially available software and operating systems. We designed the applications that provide our services to allow each component to be independently scaled by adding commercially available hardware and a combination of commercially available and proprietary software components.

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

For information on our cybersecurity risk management, strategy, and governance, see Item 1C. Cybersecurity.

COMPETITION

In addition to the competing healthcare education delivery methods in the industry, we also have direct competitors. A number of companies offer competitive learning, scheduling, and credentialing solutions, some of which are focused on multiple industries and some of which are focused on the healthcare industry. We compete with companies such as Cornerstone OnDemand, Ultimate Kronos Group, Oracle, SAP, Infor, and Workday, which provide their services to multiple industries, including healthcare. We also compete with companies that are dedicated to, or have operating units focused on healthcare, such as Relias Learning, RLDatix, Symplr, Verisys, MD-Staff, AMN Healthcare, as well as with an array of smaller companies.

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

We believe these factors provide us with the ability to improve the quality of healthcare by developing the people who deliver care.

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

Regulation of the Internet and the Privacy and Security of Personal Information

We are subject to various legal requirements related to the Internet and the privacy and security of personal information, which legal requirements may change rapidly. The following are areas of law in this regard that are significant to our business:

•

Privacy and Security Laws. Federal, state, and foreign privacy and security laws and regulations restricting the collection, use, retention, deletion, security, disclosure, and other processing of personal information limit our ability to collect information or use and disclose the information in our databases or that we derive from other sources to generate revenues. These laws and regulations are rapidly evolving and could have an adverse effect on our operations. For example, various states have passed privacy laws that impose restrictive requirements on the use and disclosure of personal information, some of which were recently enacted and will be implemented over the course of 2024. Moreover, additional states have been considering similar legislation, and privacy laws have been proposed at the federal level as well. Additionally, we have expanded our business in recent years into new markets and jurisdictions (including foreign jurisdictions), which may subject our business to additional privacy and data protections laws and regulations, such as the Family Educational Rights and Privacy Act (FERPA), the Canadian Personal Information Protection and Electronic Documents Act, the New Zealand Privacy Act 2020, the Australia Privacy Act 1988, and the European Union’s General Data Protection Regulation. Many of the data privacy requirements in foreign jurisdictions are more stringent than those imposed by the U.S. federal and state governments. The significant differences among various privacy and security laws introduces complexity in our compliance efforts. It may be costly to implement measures (such as certain security requirements, contracting terms, assessments, and registrations with authorities) that are designed to comply with new legal requirements, changes to existing legal requirements, or legal requirements in jurisdictions into which we have recently expanded or are planning to expand. The obligations and requirements applicable to companies under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. We may be audited or subject to an investigation by a federal, state, or foreign regulator regarding our compliance with privacy and security laws and regulations. If the Company is determined by a regulator or court to fail to comply with such laws and regulations, the Company may become subject to penalties and the Company’s business and reputation could be negatively impacted.

•

Content Regulation and Artificial Intelligence. Both foreign and domestic governments have adopted and proposed laws and regulations governing content and materials transmitted over the Internet. These include laws relating to obscenity, indecency, libel, and defamation. We could be liable if content created, stored, or delivered by us is determined to be in violation of these laws and regulations. In addition, various jurisdictions (both in the U.S. and in foreign jurisdictions) have enacted and/or are considering laws and regulations applicable to the use of artificial intelligence and machine learning applications and tools, particularly on the use of artificial intelligence to facilitate healthcare, education, employment, or hiring decisions.

•

Information Security Accountability Regulation. As a HIPAA business associate of certain of our customers, we are required to report certain breaches of protected health information to our customers, who must in turn notify affected individuals, the U.S. Department of Health and Human Services (HHS) and/or other governmental agencies, and, in certain situations, the media. In addition, we are subject to various foreign and state laws and regulations that relate to data security, some of which require reporting of security breaches. For example, California law requires notification of security breaches involving personal information and medical information. We may incur costs to comply with these notification requirements that are difficult to estimate.

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

Laws and regulations directly applicable to content regulation, e-commerce, Internet communications, the privacy and security of personal information, and artificial intelligence are becoming more prevalent and/or broader in scope. The dynamic nature of this regulatory environment increases the uncertainty regarding the marketplace impact of such regulation. New or changes to existing laws or regulations may increase our cost of conducting business or otherwise harm our business, financial condition, and operating results.

Regulation of Education, Training, and Other Services for Healthcare Professionals and Students

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

HIPAA. HIPAA and its implementing regulations restrict how certain organizations (known as covered entities), including most healthcare providers and health plans, use and disclose protected health information. HIPAA requires these organizations to provide reasonable and appropriate safeguards to protect the privacy, integrity, and confidentiality of protected health information, whether in paper, oral, or electronic form. Covered entities are required to establish, maintain, and provide training with regard to their policies and procedures for protecting the integrity and confidentiality of protected health information and must document training on these topics to support their compliance. Certain HIPAA privacy and security requirements apply to entities (known as business associates) that handle protected health information on behalf of covered entities or other business associates. Covered entities, business associates, and their subcontractors may be directly subject to criminal and civil sanctions for violations of HIPAA privacy and security standards.

FERPA. FERPA and its implementing regulations prohibit institutions of higher learning that receive funds through an applicable program of the U.S. Department of Education, such as nursing schools, from disclosing personally identifiable information from a student’s record without the student’s consent. Third parties acting on behalf of an educational institution are indirectly subject to FERPA and, as such, may not transfer or otherwise disclose any personally identifiable information from a student’s record to another party other than as permitted by FERPA. Institutions and organizations subject to FERPA may be subject to an enforcement action by the U.S. Department of Education, which may include, among other things, financial penalties.

The American Nurses Credentialing Center (ANCC). ANCC, a subsidiary of the American Nurses Association (ANA), provides individuals and organizations throughout the nursing profession with resources intended to assist with achieving practice excellence. ANCC’s credentialing programs certify nurses in specialty practice areas; recognize healthcare organizations for promoting safe, positive work environments through the Magnet Recognition Program® and the Pathway to Excellence® Program; and accredit providers of continuing nursing education. ANCC maintains seventeen certification exams to validate nurses’ skills, knowledge, and abilities. The ANCC Magnet Recognition Program recognizes healthcare organizations that provide the best in nursing care and professionalism in nursing practice. The program also provides a vehicle for disseminating best practices and strategies among nursing systems. The ANCC Magnet Recognition Program is a highly regarded standard for nursing excellence. The Pathway to Excellence Program recognizes the essential elements of a high standard nursing practice environment. The designation is earned by healthcare organizations that create work environments where nurses can develop professionally. The award substantiates the professional satisfaction of nurses and identifies best places to work.

Continuing Nursing Education (CNE). State nurse practice laws generally authorize a state’s board of nursing to establish CNE requirements for professional nurses to maintain valid licensure. CNE requirements vary widely from state to state, with reporting generally required on a bi-annual basis. In some states, the CNE requirement only applies to re-licensure of advance practice nurses, while in other states, additional CNEs may be required of this category of nurses. Board certifications (e.g., Certified Nurse Operating Room (CNOR) – certification of perioperative nursing) also require CNE hours/credits, with certain percentages required in specific categories based on the certification type. Failure to obtain the requisite CNE could result in non-renewal of the license or certification. The ANCC Commission on Accreditation is responsible for accrediting or approving organizations to award ANCC nursing continuing professional development (NCPD) credit (contact hours) to activities for a national audience of nurses. State boards of nursing approve individual CNE activities or continuing education providers that offer CNE activities primarily for nurses within the state. ANCC NCPD credit for online activities is accepted by all state boards of nursing within the United States and each of its territories. Our HealthStream CNE Provider Unit is accredited as a provider of NCPD by ANCC. We are also approved by the California Board of Registered Nursing and the Florida Board of Nursing.

Continuing Medical Education (CME). State licensing boards, professional organizations, and employers require physicians to certify that they have accumulated a minimum number of CME hours to maintain their licenses. Generally, each state’s medical practice laws authorize the state’s board of medicine to establish and track CME requirements. Medical licensing boards in most U.S. states and territories currently have CME requirements, and certain state medical societies and practice specialty boards also require CME. The failure to obtain the requisite amount and type of CME could result in non-renewal of the physician’s license to practice medicine and/or membership in a medical or practice specialty society. The American Medical Association (AMA) classifies CME activities as either Category 1, which includes formal CME activities, or Category 2, which includes self-designated credit for informal activities that meet certain requirements. Most boards of medical examiners nationwide that require CME participation specify AMA PRA Category 1 Credit. Only institutions and organizations accredited to provide CME can designate an activity for AMA PRA Category 1 Credit. The Accreditation Council for Continuing Medical Education (ACCME) is responsible for awarding accreditation status to state medical societies, medical schools, and other institutions and organizations that provide CME activities, typically for a national audience of physicians. State medical societies, operating under the aegis of the ACCME, accredit institutions and organizations that provide CME activities primarily for physicians within the state or bordering states. We are recognized as an accredited provider of CME for physicians by the ACCME.

Centers for Medicare & Medicaid Services (CMS). The CMS National Quality Strategy is focused on ensuring that all persons receive equitable, high-quality, and value-based care, with an emphasis on shaping a health care system that incorporates quality and safety as foundational components to delivering value as part of the overall care journey. The goals of the initiative include: embedding quality into the care journey; advancing health equity; promoting safety; embracing the digital age; ensuring resilience to adapt to future challenges and emergencies; incentivizing innovation and technology; and increasing alignment across CMS, its partners, and stakeholders. Value-based purchasing (VBP), which links payment more directly to the quality of care provided, is a strategy that aims to transform the current payment system by rewarding providers for delivering high quality, efficient clinical care. Through a number of public reporting programs, demonstration projects, pilot programs, and other initiatives, some voluntary and some mandatory, CMS has launched VBP initiatives in various settings, including hospitals, physician offices, nursing homes, home health services, and dialysis facilities. Through its “Meaningful Measures” initiative, CMS identifies priorities for quality measurement and improvement. The framework is intended to improve patient outcomes while also reducing burdens on providers.

Interoperability Initiatives. CMS interoperability programs encourage eligible professionals, eligible hospitals, and critical access hospitals to adopt electronic health record (EHR) technology by imposing payment reductions for failure to demonstrate meaningful use of certified EHR technology. Providers that meaningfully use an EHR system may reap benefits such as reduction in errors, availability of records and data, reminders and alerts, clinical decision support, and e-prescribing/refill automation. Further, the 21st Century Cures Act and implementing regulations promote interoperability and the exchange of patient health information through a number of requirements including a ban on information blocking by healthcare providers, health IT developers, and certain other entities. Information blocking is generally defined as engaging in activities that are likely to interfere with the access, exchange, or use of electronic health information, subject to limited exceptions.

Allied Disciplines. Various allied health professionals are required to obtain continuing education to maintain their licenses. For example, emergency medical technician (EMT) personnel may be required to attain a minimum number of continuing education hours per year, all or a portion of which can be fulfilled online. These requirements vary by state and depend on the professional classification of the individual. HealthStream is an organization accredited and/or approved by the Commission on Accreditation for Prehospital Continuing Education (CAPCE) and the Florida Department of Health.

Regulation of Educational Program Sponsorship and Support

There are a variety of laws and regulations that affect the relationships between our medical device and pharmaceutical customers and the users of our products and services, including the sponsorship and support of educational programs. For example, the Physician Payments Sunshine Act (Sunshine Act) requires manufacturers of drugs, biological devices, and medical devices covered by Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS payments and other transfers of value given by such manufacturers to physicians, certain other healthcare professionals, and teaching hospitals, including educational programs, with limited exceptions. CMS regulations generally require manufacturers to report the recipient’s name, business address, and national provider identifier as well as other information about the payment or transfer of value including the amount, date, form, and nature of what is offered. CMS publishes the information on its Open Payments website. Manufacturers that do not meet the reporting obligations are subject to significant monetary penalties.

Further, the Office of Inspector General (OIG) has issued Compliance Program Guidance for Pharmaceutical Manufacturers and for the Durable Medical Equipment, Prosthetics, Orthotics, and Supply Industry (collectively, the Guidelines). The Guidelines address compliance risks raised by the support of continuing educational activities by pharmaceutical and medical device companies. The Guidelines have affected and may continue to affect the type and extent of commercial support we receive for our continuing education activities. The trade associations for the pharmaceutical and medical device industries (PhRMA and AdvaMed, respectively) have also promulgated their own codes of ethics that further restrict the interactions between industry and health care professionals. In addition, the AMA has established its own code of ethics that provides standards of conduct for physicians, addressing professional-self regulation and including a policy regarding Gifts to Physicians from Industry.

Some continuing education organizations issue standards applicable to our services. For example, we comply with the ACCME’s Standards for Integrity and Independence in Accredited Continuing Education to ensure that our CME and CNE activities are evidence-based, designed to improve patient care and/or community health, and are free from commercial influence. We follow all standards/criteria/guidelines set-forth by ACCME, ANCC, and other continuing education organizations regarding the regulation of educational program sponsorship and support.

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

At the current time, our compliance with environmental legal requirements, including legal requirements relating to climate change, does not have a material effect on our capital expenditures, financial results, or operations, and we did not incur material capital expenditures with respect to environmental matters during the year ended December 31, 2023. However, it is possible that future environmental-related developments may impact us, including as a result of climate change and/or legal requirements associated with the transition to a lower carbon economy in a manner that we are currently unable to predict.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

To protect our proprietary rights, we rely generally on copyright, trademark, patent, and trade secret laws; confidentiality agreements, contracts, and procedures with employees, consultants and other third parties; contractual provisions in license agreements with consultants, vendors, and customers; and use measures designed to control access to our software, documentation, and other proprietary information. We own federal trademark and service mark registrations for several marks, including, without limitation “HEALTHSTREAM”, “HEALTHSTREAM LEARNING CENTER”, "HSTREAM", "JANE", “HEALTHSTREAM EPORTFOLIO”, and “COMPLYQ”. We also have obtained registration of the “HEALTHSTREAM” mark in certain other countries. Additionally, we hold a number of patents related to the solutions we provide. Applications for several trademarks and patents are currently pending. However, there can be no assurance that we will be successful in obtaining registration of trademarks and patents for which we have applied.

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

If a third party asserts a claim that we or our third party partners have infringed its patents or other intellectual property right, we may incur costs to defend against that claim, and we may be required to redesign or discontinue products that we currently offer or enter into royalty or licensing agreements, which may result in negative publicity, harm to our reputation, or an adverse effect on our results of operations. In addition, we license technologies from third parties for incorporation into our services. Licensing agreements with these third parties may not be available on terms acceptable to us, if at all. Additionally, despite the steps we have taken to protect our intellectual property and proprietary rights, our efforts may not be adequate. Third parties may infringe or misappropriate our intellectual property, and such violations of our intellectual property are difficult to detect and police. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our products or services. If we are unable to safeguard our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2023, the Company had 1,079 full-time and 13 part-time employees.

The Company operates under a hybrid work policy that allows employees to work remotely if they so choose and if the scope of their job duties is suitable for remote work. As of December 31, 2023, approximately 48% of employees worked within a commutable distance from one of the Company's three offices, while the remaining 52% did not.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a brief summary of the business experience of each of the executive officers of the Company. Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain current information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	56	Chief Executive Officer and Chairman of the Board of Directors
Michael M. Collier	48	Executive Vice President, Corporate Strategy and Development
Michael Sousa	55	Executive Vice President, Enterprise Applications
Scott A. Roberts	47	Senior Vice President and Chief Financial Officer
Jeffrey D. Cunningham	57	Senior Vice President and Chief Technology Officer
Trisha L. Coady	48	Senior Vice President, Workforce Development Solutions
M. Scott McQuigg	56	Senior Vice President, Digital & Network Development
Kevin O’Hara	54	Senior Vice President, Platform Solutions
Scott Fenstermacher	55	Senior Vice President, Sales

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

Michael Sousa joined the Company in October 2004 and served as senior vice president of sales from January 2010 to June 2014. In June 2014, he was promoted to senior vice president of business development. In February 2015, he was named president of HealthStream’s Provider Solutions business segment, while continuing to serve as a senior vice president of the Company. In February 2023, he was promoted to executive vice president, Enterprise Applications. He earned a Bachelor of Science degree from Boston College and a Master of Business Administration from Boston University.

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

The U.S. has recently experienced negative macroeconomic conditions, including as the result of significant inflationary pressures, elevated interest rate levels, and challenging labor market conditions. Continued global economic uncertainty, political conditions, and fiscal challenges in the U.S. and abroad, such as inflation and potential recessionary conditions, have, among other things, limited our ability to forecast future demand for our products and services, contributed to increased volatility in customer demand, and could constrain future access to capital for ourselves, our suppliers, customers, and partners. In this regard, we have recently experienced, and believe that many of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with current inflationary pressures. Moreover, these conditions impacting the U.S. economy and our customers in the healthcare industry have adversely affected, and may continue to adversely impact, our business and results of operations. In addition, if current economic conditions in the U.S. significantly deteriorate, any such developments could materially and adversely affect our results of operations, financial position, and/or cash flows.

Our operating results may vary based on the impact of changes in our industry or the economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for our solutions by healthcare providers. We sell our products and services to large, mid-sized, and small organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our products at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions cause our clients and potential clients to freeze or reduce their headcount or operations, demand for our products may be negatively affected. Moreover, prior economic downturns and the current economic circumstances have resulted in overall reductions in spending by some healthcare providers as well as pressure from some clients and potential clients for extended billing terms. If ongoing negative economic conditions persist or deteriorate, our clients and potential clients may elect to decrease their budgets for our solutions by deferring or reconsidering purchases, which would limit our ability to grow our business and negatively affect our operating results.

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

Our business strategy includes increasing our market share and presence through sales to new customers, additional sales to existing customers, introductions of new products and services, participation in our ecosystem, interoperability and integration with our platform, and maintaining strong relationships with our existing customers. Risks that we may encounter in executing our growth strategy include:

•	expenses, delays, and difficulties in identifying and developing new products or services and integrating such new products or services into our existing organization;

•	inability to leverage or evolve our customer and partner facing technology platform and applications;

•	inability to leverage our operational and financial systems and processes sufficiently to support our growth;

•	inability to generate sufficient revenue from our products to offset investment costs;

•	inability to effectively identify, manage, and benefit from existing and emerging market opportunities;

•	inability to maintain our existing customer relationships;

•	inability to identify, attract, and retain partners;

•	inability to maintain our corporate culture;

•	increased competition from new and existing competitors;

•	lengthy sales cycles, or customers delaying purchasing decisions or payments due to economic conditions;

•	reduced spending by customers within our target markets;

•	the loss of a significant customer, including through acquisitions or consolidations;

•	a negative change in the financial condition or creditworthiness of our customers;

•	failure of the market for our products and services to grow to a sufficient size or at a sufficient rate;

•	negative impact on our customers and our business related to the ongoing impact of the pandemic (or concerns over the possibility of another public health crisis or pandemic); and

•	inability to hire sufficient number of qualified employees to execute and support the growth of the Company.

If any of these risks are realized, our business, and our competitive position in the industry, could suffer.

In addition, we may be unable to effectively execute on our One HealthStream approach of operating and managing the Company on a consolidated, enterprise basis. Our ability to effectively execute this strategy is dependent upon various factors, including our ability to achieve anticipated operational efficiencies and to effectively implement the operational and management changes associated with this strategy without adversely impacting the services we provide. In the event that we are unable to effectively execute on this strategy or are otherwise adversely affected by our shift to this One HealthStream approach, our business and financial results may be adversely affected.

A deterioration of public health conditions associated with COVID-19, a future pandemic, epidemic, or public health event, or a future catastrophic event, could adversely affect our business and financial results.

If public health conditions related to COVID-19 significantly worsen, our business and financial results could be adversely impacted. Moreover, conditions related to COVID-19 continue to evolve, and we may not be able to predict or effectively respond to future developments.

We face a wide variety of risks related to potential future public health crises, epidemics, pandemics, or similar events, including as a result of the potential impact of any such events on our healthcare customers that could in turn adversely impact us. If a new health epidemic or outbreak were to occur, our business and financial results could be adversely impacted, including in a similar or more extensive manner to how our business was adversely impacted by COVID-19. If any such event were to occur or if public health conditions in the U.S. were to significantly deteriorate, our business and financial results could be adversely affected.

Our business could also be adversely impacted by catastrophic events (particularly in areas where we have office locations and/or where we have network infrastructure), such as fires, earthquakes, hurricanes, natural disasters, civil unrest, military conflicts or warfare (such as the war in the Ukraine or the conflict in the Middle East), geographic instability, terrorist attacks, pandemics or other public health emergencies, or the effects of climate change (such as drought, flooding, wildfires, increased storm severity and sea level rise).

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

Many of our competitors and potential competitors have longer operating histories and significantly greater financial, technical, marketing, or other resources than we do. We encounter direct competition from both large and small companies focused on providing solutions that compete with those we offer. Given the profile and growth of the healthcare industry and the ongoing need for training, simulation, scheduling, credentialing, and other information products and services, it is likely that additional competitors will emerge. Additionally, mergers of or other strategic transactions by our competitors could weaken our competitive position. Moreover, our lack of market diversification resulting from our concentration on the healthcare industry may make us susceptible to losing market share to our competitors who also offer solutions, and in some cases a more robust suite of solutions, to a cross-section of industries. These companies may be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or customer requirements. Additionally, given the evolving nature of technology, our technology enabled offerings may be disrupted by innovative or emerging technologies, such as artificial intelligence, blockchain, Web3, or quantum computing technologies, and such disruption could adversely impact our ability to compete. Further, most of our customer agreements are for terms ranging from one to five years, with no obligation to renew. The terms of these agreements may enable customers to more easily shift to one of our competitors following the expiration of the agreement.

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

Our growth strategy depends in part on our ability to generate revenue growth through sales to new customers as well as increasing sales of additional subscriptions and other products and services to existing customers. Our identification of additional features, content, products, and services may not result in timely development of complementary products. In addition, the success of certain new products and services may be dependent on continued growth in our customer base. Furthermore, we are not able to accurately predict the volume or speed with which existing and new customers may adopt such new products and services. Because healthcare technology continues to evolve and regulatory and industry requirements and standards are subject to change, we may be unable to accurately predict and develop new products, features, content, and other products to address the needs of the healthcare industry. We may not be able to develop such new products, features, content, and other products, in a cost-effective and competitive manner. Further, the new products, services, and enhancements we develop may introduce significant defects into or otherwise negatively impact our technology platform. While all new products and services are subject to testing and quality control, all software and software-based services are subject to errors and malfunctions. If we release new products, services, and/or enhancements with bugs, defects, or errors or that cause bugs, defects, or errors in existing products, it could result in lost revenues and/or reduced ability to meet contractual obligations and would be detrimental to our business and reputation. If new products, features, or content are not accepted or integrated by new or existing customers, we may not be able to recover the cost of this development, and our financial performance may be adversely affected. Continued growth and maintenance of our customer population is dependent on our ability to continue to provide relevant products and services in a timely manner. The success of our business will depend on our ability to continue providing our products and services as well as enhancing our content, product, and service offerings that address the needs of healthcare organizations in a timely manner.

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

For the year ended December 31, 2023, approximately 96% of our net revenue was derived from SaaS-based subscriptions and software licensing agreements. Our product and service contracts typically range from one to five years in length, and customers are not obligated to renew their contract with us after their contract term expires; in fact, some customers have elected not to renew their contract, and this risk has increased as the result of current negative macroeconomic conditions. In addition, our customers may renew at a lower price or volume level. Our customers’ renewals may decline or fluctuate as a result of a number of factors, including but not limited to, their dissatisfaction with our service, a dissipation or cessation of their need for one or more of our products or services, pricing, or competitive product offerings. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our results of operations and financial condition could be adversely affected.

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

Because we recognize revenue from subscriptions for our products and services over the term of the subscription period, downturns or upturns in new sales and renewals may not be immediately reflected in our operating results.

During the year ended December 31, 2023, we recognized approximately 96% of our revenue from customers over the terms of their subscription or software licensing agreements, which generally have contract terms ranging from one to five years. As a result, much of the revenue we report in each quarter is related to subscription or licensing agreements entered into during previous quarters. Consequently, a decline in new or renewed subscription or licensing agreements in any one quarter will not necessarily be reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure in a timely manner, or at all, to reflect this reduced revenue. Accordingly, the effect of significant downturns in new sales, renewals, and market acceptance of our products and services may not be reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Moreover, as noted above, we generally have contract terms ranging from one to five years, and the fees payable under a majority of contracts were often determined without reference to any increases in the consumer price index or similar inflation-related metric over the term of such contract, although we intend to implement such provisions going forward to the extent possible. As such, particularly for longer term contracts, we have been, and may continue to be, adversely impacted by inflationary conditions such as those that the U.S. economy is currently experiencing given that the fees that we are receiving during the outstanding term of such contracts will not be impacted by general price increases resulting from inflation whereas such inflationary conditions may increase the amount of labor, capital, and other expenditures we incur in connection with the operation of our business.

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

At December 31, 2023, we had approximately $71.1 million in cash, cash equivalents, and marketable securities. We also have up to $50.0 million of availability under our Revolving Credit Facility, subject to certain covenants, which expires in October 2026.

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

Our clients are concentrated in the healthcare industry, which is subject to changing regulatory, economic, and political conditions. In recent years, there have been significant changes at the federal and state levels, many of which have been aimed at reducing costs and government spending and increasing access for health insurance. The most prominent of these reform efforts, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 (collectively, the ACA), affects how healthcare services are covered, delivered, and reimbursed and expanded health insurance coverage. The ACA has been, and continues to be, subject to legislative and regulatory changes and court challenges. There is uncertainty regarding whether, when, and how the ACA will be further changed and how the law will be interpreted and implemented.

Other recent health reform initiatives and proposals at the federal and state levels include those focused on price transparency and out-of-network charges, such as the No Surprises Act, and those intended to advance value-based payment efforts. Some members of Congress have proposed significantly expanding the coverage of government-funded programs, while others have proposed reducing them. At the state level, there has been increasing acceptance of interstate licensure compacts and uniformity in licensure requirements, which may reduce continuing education requirements for some professionals and impact demand for our services. Other industry participants, such as large employer groups and their affiliates, may also introduce financial or delivery system reforms or otherwise intensify competitive pressures. Some of the recent changes in the healthcare industry have driven consolidation, particularly among health insurance providers, which could affect the size of our customer base. Other reforms or industry changes may reduce payments from third-party healthcare payers, including Medicare and Medicaid, to our customers.

There is uncertainty regarding whether, when, and what other health reform initiatives will be adopted and the impact of such efforts on the healthcare industry. Any legal or regulatory developments, or other developments affecting participants in the healthcare industry. that adversely impact the business or financial condition of our clients could reduce the amount of business we receive from such clients and thus have an adverse effect on our results of operations.

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

A significant portion of our workforce have been working remotely since 2020 and we expect a significant portion to continue working remotely under our hybrid workplace model. If we are unable to effectively maintain this hybrid work environment long-term, then we may experience increased attrition, a less cohesive workforce, reduced performance, and less innovation, which may adversely impact our business and financial results.

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

An unexpected event (including but not limited to a cyber-security incident, such as a ransomware attack, denial-of-service attack, security compromise, or other attempts to misappropriate our confidential information; telecommunications failure; vandalism; fire; earthquake; public health crisis, such as an epidemic or pandemic; or other catastrophic loss) at or impacting our Internet service providers’ facilities, our on-site data center facilities, or our public-cloud infrastructure providers, could cause the loss of critical data and prevent us from offering our products and services for an unknown period of time. Our or a third party's disaster recovery planning cannot account for all eventualities, or may not be sufficient to mitigate against or recover from any of these events. We also may incur increased operating expenses to recover data, including ransom payments made to cyber-attackers, repair or remediate systems, equipment or facilities, and to protect ourselves from such disruptions. In addition, we may encounter challenges as a result of increased acceptance of remote work environments. For example, the daily activities and productivity of our workforce is now more closely tied to key vendors, such as video conference services, consistently delivering their services without material disruption. Our ability to deliver information using the Internet and to operate in a remote working environment may be impaired because of infrastructure failures, service outages at third party Internet providers, malicious attacks or other factors. System downtime could negatively affect our reputation and ability to sell our products and services and may expose us to significant third-party claims. Our cyber liability and business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our infrastructure and network systems, and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems and software, and our customers may encounter delays. Such disruptions could harm our reputation and cause customers to become dissatisfied and possibly take their business to a competing provider, which would adversely affect our financial performance.

A data breach or cybersecurity incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under federal and state data protection and data privacy requirements, foreign data privacy regulations, consumer protection laws, common law theories, and other laws, rules and regulations, subject us to litigation and governmental inquiries and actions, damage our reputation, and otherwise adversely impact our financial results and business.

We collect and store personal data and sensitive information, including intellectual property, Protected Health Information (PHI) as defined under HIPAA and other individually identifiable health information, provider credentialing and privileging data, education records, and other sensitive personal information, on our networks. In addition, there are a variety of other national, foreign, and international laws and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer, and other processing of personal data, including, but not limited to: the Family Educational Rights and Privacy Act (FERPA), the European Union’s General Data Protection Regulation (GDPR), the United Kingdom's General Data Protection Regulation (which implements the GDPR into U.K. law), Canada's Personal Information Protection and Electronic Documents Act (PIPEDA), Australia's Privacy Act 1988, and New Zealand's Privacy Act 2020. In addition, various states, including California, Virginia, Colorado, Utah, and Connecticut, have passed data privacy laws, and federal lawmakers have proposed additional legislation. The laws and regulations to which we are subject are rapidly evolving and changing and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, affect our customers’ willingness to permit us to use and store personal data and sensitive information, prevent us from selling our products or services, and/or affect our ability to invest in or jointly develop products. We may be exposed to litigation, including through private rights of action, regulatory fines, penalties, or other sanctions and damage to our reputation if the personal, confidential, or proprietary information of our customers is not handled in compliance with these laws or is otherwise mishandled or misused by us or any of our suppliers, ecosystem partners, counterparties, or other third parties, or if such third parties do not have appropriate controls in place to protect such personal, confidential, or proprietary information. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations.

The secure maintenance of personal data and sensitive information is critical to our business operations. As a result, the continued development and enhancement of controls, processes, and practices designed to protect our information systems from attack, damage, or unauthorized access remain a priority for us. If the security measures that we use to protect personal data and sensitive information, or other data of our customers and business relations, are ineffective, we may lose users of our services, which could reduce our revenue, tarnish our reputation, and subject us to significant liability. In addition, if our subcontractors, subprocessors, or various other vendors and service providers on which we rely fail or if they fail to use adequate security or data protection processes or use personal data and sensitive information in an unpermitted or improper manner, we may be liable for losses as a result of their breach and, as a result, we may incur damage to our reputation. Additionally, our costs and efforts associated with obtaining and maintaining certain certifications related to data privacy and protection may also increase, to the extent we are able to obtain or maintain such certifications at all.

The current cyber threat environment presents increased risk for all companies, including companies in our industry, and cyberattacks have become increasingly frequent, sophisticated, and difficult to detect. While we have implemented multiple layers of security measures to protect personal data and sensitive information that we collect and store, there is no assurance that these security measures will not be circumvented, including by new technological developments. Moreover, advanced new attacks that may be directed at us or our third-party vendors create risk of cybersecurity incidents, including ransomware, malware, and phishing incidents. We may also be subject to attacks in which malicious actors seek to, and potentially succeed in, exploiting our products or services as a vector to compromise the security or integrity of our customers, partners, or vendors. Additionally, in the current environment, it has become increasingly prevalent for malicious actors to target vendors, such as ourselves, as a means through which to gain unauthorized access to the systems and sensitive information of organizations such as healthcare providers, which comprise our primary customer base. In addition, the rapid evaluation and increased adoption of artificial technologies may heighten our cybersecurity risks by making cybersecurity attacks more difficult to detect, contain, and mitigate. Further, the audit processes, penetration and vulnerability testing, and controls used within our production platforms may not be sufficient to identify and prevent errors or deliberate misuse. Moreover, our software, databases, and servers may contain vulnerabilities or irregularities that lead to computer viruses, physical or electronic attacks, and similar disruptions. Further, we may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties. Our contracts with service providers typically require them to implement and maintain adequate security controls, but we may not have the ability to effectively monitor these security measures. As a result, inadequacies of third-party security controls may not be detected until after a cybersecurity incident has occurred. For example, third-party IT vendors may not provide us with fixes or updates to hardware or software in a manner as to avoid an unauthorized loss, access, or disclosure of data or to address a known vulnerability, which may subject us to known threats and cause system failures or disruptions. Third-party vendors that store or have access to our data may not have effective controls, processes, or practices to protect our information or systems from attack, damage, or unauthorized access. These risks may be heightened in connection with employees and service providers working from remote work environments, as our dependency on certain service providers, such as video conferencing and web conferencing services, has significantly increased. In addition, to access our network, products, and services, customers and other third parties may use personal mobile computing devices that are outside of our network environment and subject to their own security risks.

We are regularly the target of cybersecurity attacks and other threats that could have a security impact, and we expect to continue to experience an increase in cybersecurity threats in the future. Moreover, in spite of our security measures, we have experienced data and cybersecurity incidents from time to time in the course of our business and have handled those incidents in accordance with our internal policies and our understanding of applicable laws.

There is no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident or data breach in the future that will materially affect us. In the future, data breaches or security incidents could result from a variety of circumstances and events, including third party action or inaction, system errors or downtime, employee negligence or error, malfeasance, failures during the process of upgrading or replacing software, databases, or components thereof, power outages, hardware failures, telecommunication failures, user errors, catastrophic events, or threats from malicious persons and groups, new vulnerabilities, and advanced new attacks against information systems, including those against our vendors and customers. Moreover, because the techniques used in cybersecurity attacks change frequently and may not be immediately recognized, we may experience cybersecurity incidents that remain undetected for an extended time. Any such security incidents and data breaches involving us or third parties with which we interact could result in business and operational interruptions and delays; the loss, unauthorized access, misappropriation, acquisition, use, disclosure, or corruption of data; result in our inability to access data; damage or adversely impact our information systems; damage our reputation; adversely impact our relationship with key customers and other business relations; and otherwise adversely impact our business. There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, result in loss of personal data or other confidential information, or disrupt our information systems or business. In addition, data and cybersecurity incidents, particularly if a large number of individuals are affected or if the compromised information is highly sensitive, could expose us and our customers to liability under privacy, security, and consumer protection laws, such as HIPAA, FERPA, and state privacy laws, and foreign data privacy regulations, or subject us to litigation under these or other laws, including common law theories. Moreover, such incidents could subject us to federal and state governmental disclosure requirements, inquiries, or enforcement, result in civil monetary penalties, settlement agreements, corrective action plans, and monitoring requirements, require us to devote significant management resources to address and respond to any such cybersecurity events, interfere with the pursuit of other important business strategies, and/or cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, recover lost data, and adapt systems and practices in response to such events. Moreover, there is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our information systems or the information systems of third parties with which we interact. In addition, our cyber liability and business interruption insurance may not cover or adequately compensate us for losses that may occur in connection with any cybersecurity incident.

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

As threats to personal data, sensitive information, and our confidential information continue to evolve and increase, we may be required to continue to expend significant resources to maintain, modify, or enhance our internal processes, governance, or protective measures, or to investigate and remediate any security vulnerabilities.

For information on our cybersecurity risk management, strategy, and governance, see Item 1C. Cybersecurity.

We may experience errors or omissions in our software products or processes, including those that deliver credentialing, privileging, and payer enrollment services for our healthcare customers and those that administer and report on healthcare facility performance, and these errors could result in action taken against us that could harm our business.

Hospitals and medical practices use our credentialing, privileging, and payer enrollment software to manage, validate, and maintain their providers’ and other staff credentials and authorization to practice in a particular facility and to maintain authorization to perform care covered by insurance providers. In some instances, we rely on sources outside the Company for information that we use in our credentialing and privileging products. If errors or omissions occur that inaccurately validate or invalidate the credentials of a provider or staff, or improperly deny or authorize a provider or staff to practice in a hospital or medical practice, these errors or omissions could result in litigation brought against us either by our customers, the provider or staff member, or other interested parties. For example, an important element in a malpractice case brought against a hospital or other provider could be the validation of proper credentialing for the provider, and any errors or omissions in our products that provide these services could subject us to claims. Further, a list of providers’ privileges may be made available to the general public by hospitals and medical practices, and errors in credentialing and privileging may result in damage to the hospital, medical practice, or provider. We may also be required to indemnify against such claims and defending against any such claims could be costly and time-consuming and could negatively affect our business and may not be fully insured.

Risks Related to Government Regulation, Content, and Intellectual Property

Government regulation may subject us to investigation, litigation, or liability or require us to change the way we do business.

The laws and regulations that govern our business change rapidly, are often inconsistent between jurisdictions, and in certain respects have become, and may continue to become, more complex and restrictive. Evolving areas of law that are relevant to our business include privacy and security laws, proposed encryption laws, content regulation, information security accountability regulation, sales and use tax laws, laws related to the use of artificial intelligence and machine learning applications, and regulations and attempts to regulate activities on the Internet. For example, we are directly subject to certain requirements of the HIPAA privacy and security regulations. In addition, we are required through business associate agreements with our customers to protect the privacy and security of protected health information. Further, government laws and regulations that directly affect our customers can have an indirect impact on our business. We may also be required to develop features, enhancements, or modifications to our products to support our customers’ evolving compliance obligations. This may require us to divert development and other resources from other areas, incur significant expenditures, or, if we are unsuccessful in delivering these features, enhancements, or modifications, result in monetary damages, loss of revenue or customers, reputational harm, or other adverse impacts to our business.

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

The rapidly evolving and uncertain regulatory and technology environment could require us to change how we do business or incur additional costs. It may be difficult to predict how changes to these laws and regulations might affect our business. While we strive to adhere our practices and procedures to the laws that are applicable to our business, we may not be able to timely adapt to evolving rules and regulations, interpretations, and regulator discretion. Further, a regulator or court could disagree with our interpretation of these laws and regulations. Failure to comply with applicable legal or regulatory requirements in the U.S. or in any of the countries in which we operate could result in significant legal and financial exposure, damage to our reputation, subject us to contractual penalties (including termination of our customer agreements), adversely affect our ability to retain clients and attract new clients, or otherwise have a material adverse effect on our business operations, financial condition, and results of operations.

Any reduction or change in the regulation of continuing education and training in the healthcare industry may adversely affect our business.

A portion of our business model is dependent in part on required training and continuing education for healthcare professionals and other healthcare workers resulting from regulations of state and federal agencies, state licensing boards, and professional organizations. Any change in these regulations and professional standards that reduce the requirements for continuing education and training for the healthcare industry could harm our business. In addition, a portion of our business with pharmaceutical and medical device manufacturers and hospitals is predicated on our ability to maintain accreditation status with organizations such as the ACCME and ANCC. The failure to maintain status as an accredited provider of educational and other services could have a detrimental effect on our business.

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

We have international operations in several countries outside of the United States, including Canada, Australia, and New Zealand. Conducting our business internationally, particularly with expansion into countries in which we have limited experience, subjects us to a variety of risks that that we do not necessarily face to the same degree in the U.S. These risks include, among others:

•	unexpected changes or differences in regulatory requirements, including with respect to taxes, trade laws, tariffs, export quotas, custom duties, or other trade restrictions;

•	differing labor regulations;

•	differing income and non-income based tax rates and laws;

•	regulations relating to data privacy and security, cross-border data transfers, and the unauthorized use of, or access to, commercial and personal information;

•	potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery, and other similar laws and regulations, including the U.S. Foreign Corrupt Practices Act;

•	greater difficulty in supporting and localizing our products;

•

unrest and/or changes in a specific country’s or region’s social, political, legal, health, or economic conditions or other geopolitical developments (such as developments arising from the ongoing conflict between Russia and Ukraine, increasing tensions between China and Taiwan, and the ongoing conflict in the Middle East);

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

There is no assurance that we will not discontinue or reduce the amount of our current quarterly dividend.

Our payment of dividends, as well as the rate at which we pay dividends, is subject to the discretion of our board of directors and compliance with applicable legal requirements and our credit agreement, and our board of directors retains the power to modify, suspend, or cancel our dividend policy in any manner and at any time that our board may deem necessary or appropriate.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management Program

The Company’s cybersecurity risk management program is designed to employ industry best practices, including ongoing enhancement of governance, risk, and compliance management, regular updates to our response planning and protocols, security policy and standards maintenance, and new technology implementation to proactively monitor vulnerabilities and reduce risk, including processes designed to identify material cybersecurity risks associated with our use of third-party service providers. This program includes the engagement of consulting firms and other third parties.

A key component of our cybersecurity risk management program is our incident response policy, which provides for evaluation, response, and reporting procedures in connection with a cybersecurity incident. Under this policy, we have established an incident response team (IRT), a multi-disciplinary management-level team led by the Company’s Chief Technology Officer (CTO) and comprised of the Company’s Chief Executive Officer (CEO), General Counsel/Compliance Officer, Chief Financial Officer, and EVP, Corporate Strategy. The policy provides that the IRT will conduct an initial assessment in the event of a cybersecurity incident meeting certain criteria elevated for the review of the IRT. In such event, the policy provides that the IRT will assess whether a cybersecurity incident has the potential to materially impact the Company and whether public disclosure is required or advisable in connection therewith, and further provides that, if appropriate, any such cybersecurity incident may be further elevated for the review of senior management, the Audit Committee and/or the Board of Directors.

The Company maintains cyber liability insurance to help mitigate potential liabilities resulting from cybersecurity matters. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. We do not believe that any risks we have identified to date, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, despite our security measures, there is no assurance that we or the third parties with which we interact, have not identified or experienced, or will not experience a cybersecurity incident in the future that will materially affect us. For additional information regarding the risks to us associated with cybersecurity incidents, see “A data breach or cybersecurity incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability under federal and state data protection and data privacy requirements, foreign data privacy regulations, consumer protection laws, common law theories, and other laws, rules and regulations, subject us to litigation and governmental inquiries and actions, damage our reputation, and otherwise adversely impact our financial results and business” included in Part I, Item 1A of this Form 10-K.

Cybersecurity Governance

The Company’s cybersecurity risk management processes are integrated into the Company’s overall risk management program. In this regard, our Board of Directors has designated the Audit Committee as being primarily responsible for overseeing risk management at a board level, and has delegated certain specific categories of risk oversight matters to the Audit Committee as well as to the other standing committees of the Board, within their respective areas of responsibilities. Additionally, the Audit Committee makes periodic reports to the Board regarding briefing and reports provided by management and advisors regarding various risk oversight matters as well as the Audit Committee’s own analysis and conclusions regarding the adequacy of the Company’s risk management program.

As part of its board-level risk oversight responsibilities, the Audit Committee provides oversight of the Company’s privacy, data, cyber security, and information security risk exposures. Further, at a management level, the Company’s cybersecurity risk management program is led by our CTO, who reports to the Company’s CEO. Our CTO was appointed as the Company’s senior vice president and chief technology officer in July 2017. Our CTO has expertise in cybersecurity risk management through his more than 20 years of experience in healthcare technology, including his service with us as well as his service as chief technology officer at other organizations prior to joining the Company in 2017. On a quarterly basis, the Company’s CTO reports to the Audit Committee regarding the Company’s cybersecurity program. The CTO also reports to the Audit Committee on a quarterly basis regarding remediation activities, if any, along with related security metrics, in connection with any areas where cybersecurity threats have been identified.

Item 2. Properties

Our principal office is located in Nashville, Tennessee, which is primarily used to support our corporate functions. Our lease for approximately 92,000 square feet at this location will end in October 2031. As of December 31, 2023, we leased other facilities in Nashville, Tennessee; San Diego, California; and Boulder, Colorado.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “HSTM”. Our common stock began trading on the Nasdaq National Market on April 14, 2000.

As of February 14, 2024, the Company had a total of 13,901 shareholders, including 1,087 registered holders and 12,814 beneficial holders.

DIVIDEND POLICY

On February 20, 2023, we announced that our board of directors approved a quarterly dividend policy (the "Dividend policy"). During the year ended December 31, 2023, the Board of Directors authorized the following quarterly dividends under the Dividend Policy:

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
April 28, 2023	February 20, 2023	$0.025	April 17, 2023	$767,000
June 23, 2023	April 24, 2023	0.025	June 12, 2023	767,000
September 29, 2023	July 24, 2023	0.025	September 18, 2023	767,000
December 22, 2023	October 23, 2023	0.025	December 11, 2023	757,000
Total dividends		$0.10		$3,058,000

Additionally, as previously announced, on February 19, 2024, the Board approved a quarterly cash dividend of $0.028 per share, representing an increase of twelve percent (12%) over the previous quarter's dividend payment, payable on March 22, 2024 to holders of record on March 11, 2024.

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

STOCK PERFORMANCE GRAPH

The graph below matches HealthStream, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the Dow Jones US Software TSM index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2018 to 12/31/2023.

The comparisons in the graph below are based on historical data and are not necessarily indicative of future performance of our common stock.

	12/18	12/19	12/20	12/21	12/22	12/23

HealthStream, Inc.	$100.00	$112.63	$90.43	$109.15	$102.86	$112.38
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
Dow Jones US Software TSM	100.00	145.25	214.46	282.55	188.80	300.75

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

On September 13, 2023, the Company announced a share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to $10.0 million of its common stock. Pursuant to this authorization, repurchases may be made in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. Under this program, during 2023, the Company repurchased 404,188 shares of common stock at an aggregate fair value of $8.9 million, reflecting an average price per share of $22.07 (excluding the cost of broker commissions). In addition, any future repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program is scheduled to terminate on the earlier of March 31, 2024 or when the maximum dollar amount has been expended. This share repurchase program may be suspended or discontinued at any time.

The table below sets forth activity under the stock repurchase plan for the three months ended December 31, 2023.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (October 1 - October 31)	305,098	$22.22	305,098	$1,079,336
Month #2 (November 1 - November 30)	—	—	—	1,079,336
Month #3 (December 1 - December 31)	—	—	—	1,079,336
Total	305,098	$22.22	305,098	$1,079,336

(1)	The weighted average price paid per share of common stock does not include the cost of broker commissions.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of HealthStream should be read in conjunction with HealthStream’s Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. HealthStream’s actual results may differ significantly from the results discussed and those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, the risks described under Risk Factors and elsewhere in this report, as well as additional risks or uncertainties not presently known to us or that we currently deem immaterial.

The following discussion addresses our 2023 and 2022 results and year-to-year comparisons between 2023 and 2022. A discussion of year-to-year comparisons between 2022 and 2021 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023, under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

HealthStream provides primarily SaaS based applications for healthcare organizations—all designed to improve business and clinical outcomes by supporting the people who deliver patient care. We are focused on helping individuals and organizations in healthcare meet their ongoing learning, clinical development, credentialing, and scheduling needs. We also provide our solutions to nursing schools and nursing students.

Our business is managed and organized around our single platform strategy, also referred to as our One HealthStream approach. At the center of this single platform strategy is our hStream technology platform. By enabling our applications through hStream, we believe that stand-alone applications, which already provide a powerful value proposition on their own, are beginning to leverage each other to more efficiently and effectively empower our customers to manage their businesses and improve their outcomes. Further, the Company’s internal structure and executive leadership are likewise shaped by the organizing principle of a single platform, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by our key decision makers), organizational structure, compensation, performance assessment, and resource allocation.

All of our solutions are powered by our hStream technology platform that enables activity across HealthStream's diverse ecosystem of applications. Our underlying solutions are comprised primarily of SaaS, subscription-based applications that are used by healthcare organizations to meet a broad range of their workforce development needs around learning, clinical development, credentialing, and scheduling. Our solutions are also utilized by nursing schools as they prepare the healthcare workforce of tomorrow and by nursing students as they prepare to enter that workforce. Our numerous content libraries allow customers to subscribe to a wide array of courseware, which includes content from leading healthcare and nursing associations, medical and healthcare publishers, and other content providers. Our scheduling solutions provide organizations with the tools to visualize and manage real-time clinical staff scheduling to enable them to optimize their workforce, reduce costs, and improve care. Our flagship credentialing, privileging, and enrollment solution, CredentialStream, provides customers an intuitive, modern user experience with a continual stream of enhancements, evidence-based content, and curated data, all of which provides healthcare organizations with tools to support the provider lifecycle management from recruiting, application submission, verification of licensure and other credentials, privileging, appointments by credentialing committees, enrollment, network, management, onboarding, and performance evaluations of providers.

As HealthStream's business continues to evolve, we remain solely dedicated to the healthcare market and our primary customers continue to be healthcare organizations across the continuum of care and other participants in the healthcare industry, such as nursing schools and nursing students.

Revenues for the year ended December 31, 2023 were $279.1 million, compared to $266.8 million for the year ended December 31, 2022, an increase of 5%. Revenues were positively impacted from recent acquisitions (detailed below) in the amount of $3.1 million and growth in several product categories. The contributions from growth in subscription revenues and recent acquisitions more than offset the decline of $1.7 million from professional services revenues. Gross margins improved to 65.9% during 2023, compared to 65.8% in 2022. Operating income increased by 29% to $16.0 million for 2023, compared to $12.4 million for 2022. Net income increased to $15.2 million for 2023, compared to $12.1 million for 2022. Earnings per share were $0.50 per share (diluted) for 2023, compared to $0.39 per share (diluted) for 2022. As of December 31, 2023, the Company had approximately 5.79 million contracted subscriptions to hStream, our Platform-as-a-Service technology which characterizes our single platform approach, compared to 5.54 million contract subscriptions at December 31, 2022. During 2023, the Company deployed capital to fund the acquisition of eeds that was completed during 2022 for a purchase price equal to approximately $6.6 million in cash. The purchase consideration paid for eeds was included in accrued liabilities in the Company's Consolidated Balance Sheet as of December 31, 2022 and was paid January 2023. The Company also repurchased approximately $8.9 million of common stock under its share repurchase programs, incurred $1.1 million of severance charges associated with the elimination of 33 job roles as part of the consolidation of HealthStream's business under a single platform strategy, and paid $3.1 million in cash dividends. As of December 31, 2023, cash and investment balances approximated $71.1 million, and the Company maintained full availability under its $50.0 million revolving credit facility.

Since the beginning of 2022, we completed two acquisitions. We acquired CloudCME in May 2022 and substantially all of the assets of eeds in December 2022. For additional information regarding acquisitions, please see Note 8 of the Consolidated Financial Statements included elsewhere in this report.

RECENT DEVELOPMENTS

Macroeconomic conditions in the U.S. continue to be challenging in various respects, including as the result of ongoing inflationary pressures, elevated interest rate levels, challenging labor market conditions, and uncertain geopolitical conditions. In this regard, we have experienced, and believe that many of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with current inflationary pressures. These conditions impacting the U.S. economy and our customers in the healthcare industry have adversely affected, and may continue to adversely impact, our business and results of operations.

While the COVID-19 pandemic continues to cause some level of uncertainty, including with regard to the pandemic's various and unpredictable impacts on our healthcare customers and, in turn, our business, the impact of the pandemic itself on public health and economic conditions has significantly lessened and normalized to the point of reaching an endemic stage. As our business is focused on providing solutions to healthcare organizations, we continue to closely monitor any developments related to COVID-19 and remain prepared to modify our operating approaches to address COVID 19-related developments or other public health related events as they may arise.

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

Revenue Recognition

Revenues are recognized when or as control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services. Our contracts with customers often contain promises for multiple goods and services. For these contracts, the Company accounts for the promised goods and services in its contracts as separate performance obligations if they are distinct. The contract price, which represents transaction price when the contract reflects a fixed fee arrangement, or management’s estimate of variable consideration including application of the constraint when the contract does not have a fixed fee, is allocated to the separate performance obligations on a relative standalone selling price basis. We generally determine standalone selling prices based on the standard list price for each product, taking into consideration certain factors, including contract length and the number of subscriptions or licenses purchased within the contract. Judgment is required in determining whether performance obligations are distinct, standalone selling prices, and the amount of variable consideration to reflect as transaction price.

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. We assess the realizability of our deferred tax assets, and to the extent that we believe a recovery is not likely, we establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. As of December 31, 2023, the Company established a valuation allowance of $2.0 million for the portion of its deferred tax assets that are not more likely than not expected to be realized, compared to a valuation allowance of $1.9 million as of December 31, 2022.

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired. We evaluate goodwill for impairment at the reporting unit level by assessing whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed to compare the fair value of the reporting unit to its carrying value. The Company determines fair value of its reporting unit using both income and market-based models. Our models contain significant assumptions and accounting estimates about discount rates, future cash flows, and terminal values that could materially affect our operating results or financial position if they were to change significantly in the future and could result in an impairment. We perform our goodwill impairment assessment whenever events or changes in facts or circumstances indicate that impairment may exist and during the fourth quarter each year. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. For 2023, our qualitative assessment indicated that the fair value of our reporting unit substantially exceeded the carrying value such that a quantitative assessment was not necessary.

RESULTS OF OPERATIONS

Revenues and Expense Components

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Revenues, net. The products and services generating revenues are increasingly oriented around and drive value in relation to our hStream technology platform and consist primarily of the following products and services: provision of services through our platform, learning management applications, a variety of training and development content subscriptions, staff scheduling software solutions, competency tools, training, implementation and onboarding, consulting services to serve professionals that work within healthcare organizations, and our applications that help facilitate provider credentialing, privileging, and enrollment administration for healthcare organizations.

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

Product Development. Product development consists primarily of salaries and employee benefits, contract labor, stock-based compensation, employee travel and lodging, costs associated with the development of new software and feature enhancements, new products, third party software licensing costs, and costs associated with maintaining and developing our products. Personnel costs within product development include our systems teams, application development, quality assurance teams, product managers, and other personnel associated with software and product development.

Sales and Marketing. Sales and marketing consist primarily of salaries and employee benefits, commissions, stock-based compensation, employee travel and lodging, third party software licensing costs, advertising, trade shows, customer conferences, promotions, and related marketing costs. Personnel costs within sales and marketing include our sales teams and marketing personnel.

Other General and Administrative Expenses. Other general and administrative expenses consist primarily of salaries and employee benefits, stock-based compensation, employee travel and lodging, facility expenses, office expenses, fees for professional services, business development and acquisition-related costs, third party software licensing costs, and other operational expenses. Personnel costs within general and administrative expenses include individuals associated with normal corporate functions, including accounting, legal, business development, human resources, administrative, internal information systems, and executive management.

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized software development.

Other Income (Loss), Net. The primary component of other income is interest income related to interest earned on cash and cash equivalents and investments in marketable securities. The primary component of other expense is interest expense related to our revolving credit facility. In addition, the income or loss attributed to equity method investments and fair value adjustments related to non-marketable equity investments is included in this category, along with foreign currency gains and losses.

2023 Compared to 2022

Revenues, net. Revenues increased approximately $12.2 million, or 5%, to $279.1 million for 2023 from $266.8 million for 2022. The revenue growth was attributable to growth in several product categories, including contribution of $3.1 million, or 1%, from our recent acquisitions. Subscription revenues increased $14.0 million, or 6%, but were partially offset by $1.7 million of declines from professional services revenues.

A comparison of revenues by revenue source is as follows (in thousands):

	Year Ended December 31,
	2023	2022	Percentage Change
Subscription services	$267,935	$253,960	6%
Professional services	11,128	12,866	-14%
Total revenues, net	$279,063	$266,826	5%

% of Revenues
Subscription services	96%	95%
Professional services	4%	5%

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased $3.9 million, or 4%, to $95.0 million for 2023 from $91.1 million for 2022. Cost of revenues as a percentage of revenues were 34% of revenues for both 2023 and 2022. The increase in expense is primarily associated with higher costs for third-party software, cloud hosting, and royalties.

Product Development. Product development expenses increased $1.2 million, or 3%, to $45.5 million for 2023 from $44.3 million for 2022. Product development expenses as a percentage of revenues were 16% and 17% of revenues for 2023 and 2022, respectively. The increase in expense is primarily due to increased personnel costs, including severance costs associated with the previously disclosed elimination of 33 job roles as part of the consolidation of HealthStream's business under a single platform strategy, partially offset by an increase in labor capitalized for internally developed software.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $1.6 million, or 4%, to $45.7 million for 2023 from $44.1 million for 2022. Sales and marketing expenses as a percentage of revenues were 16% and 17% of revenues for 2023 and 2022, respectively. The increase in expense is primarily due to increased personnel costs, including severance costs as noted above, sales commissions, and travel costs, which were partially offset by a decrease in marketing expenses.

Other General and Administrative Expenses. Other general and administrative expenses decreased $1.2 million, or 3%, to $35.7 million for 2023 from $36.9 million for 2022. Other general and administrative expenses as a percentage of revenues were 13% and 14% of revenues for 2023 and 2022, respectively. The decrease is primarily due to lower software expenses, employee recruitment and onboarding expenses, telecom expenses, and personnel costs, which were partially offset by an increase in bad debt expense.

Depreciation and Amortization. Depreciation and amortization increased $3.2 million, or 8%, to $41.1 million for 2023 from $37.9 million for 2022. The increase resulted from higher amortization of capitalized software, partially offset by lower depreciation expense.

Other Income (Loss), Net. Other income (loss), net was income of $2.5 million for 2023 compared to $3.1 million for 2022. Other income for 2023 consisted of interest income earned on cash and investments during the year ended December 31, 2023 as well as an additional $0.4 million gain recognized upon the settlement and release of escrowed proceeds related to a prior sale of a non-marketable equity investment. Other income for 2022 consisted of the $2.7 million gain recorded upon the sale of a non-marketable equity investment during the year ended December 31, 2022 as well as the $0.9 million gain recorded due to the change in fair value of our previously held minority interest in CloudCME that was remeasured upon acquiring the remaining ownership interest of CloudCME during the year ended December 31, 2022, partially offset by losses attributed to equity method investments.

Income Tax Provision. The Company recorded a provision for income taxes of $3.3 million and $3.5 million for 2023 and 2022, respectively. The Company’s effective tax rate was 18% for 2023 compared to 22% for 2022. The Company's effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, and the effect of various permanent tax differences. During the year ended December 31, 2023, the Company recorded discrete tax benefits of $0.4 million, which consisted of tax benefits in the amount of $0.9 million resulting primarily from changes in apportionment rules in Tennessee upon the enactment of the Tennessee Works Tax Act and stock-based awards in the amount of $0.1 million, partially offset by $0.2 million of discrete tax expense related to reserves for uncertain tax positions and $0.4 million of discrete tax expense associated with merging VerityStream into HealthStream. During the year ended December 31, 2022, the Company recorded discrete tax expense of $0.6 million, which included tax expense related to uncertain tax positions and changes in state tax rates.

Net Income. Net income increased $3.1 million, or 26%, to $15.2 million for 2023 compared to $12.1 million for 2022. Earnings per diluted share were $0.50 per share (diluted) for 2023, compared to $0.39 per share (diluted) for 2022.

Adjusted EBITDA increased 15% to $61.3 million for 2023 compared to $53.4 million for 2022. The increase resulted from the factors mentioned above. Adjusted EBITDA is a non-GAAP financial measure which we define as net income excluding the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses and before interest, income taxes, stock-based compensation, depreciation and amortization, and changes in fair value of, including gains (losses) on the sale of, non-marketable equity investments. See "Reconciliation of Non-GAAP Financial Measures" below for a reconciliation of this calculation to the most comparable measure under U.S. GAAP and information regarding why this non-GAAP financial measure provides useful information to investors.

Key Business Metrics

Our management utilizes the following key financial and non-financial metrics in connection with managing our business.

•	Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations and reflect deferred revenue write-downs associated with fair value accounting for acquired businesses. Revenues, net, were $279.1 million for the year ended December 31, 2023 compared to $266.8 million for the year ended December 31, 2022. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to many investors to assess the Company’s ongoing results from operations. Additionally, short-term cash incentive bonuses and certain performance-based equity award grants are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $61.3 million for the year ended December 31, 2023, compared to $53.4 million for the year ended December 31, 2022.

•

Capital Expenditures. Capital expenditures represent cash payments incurred for purchases of property and equipment and during the development phase for projects to develop software and content. Capital expenditures were $28.0 million for the year ended December 31, 2023 compared to $25.1 million for the year ended December 31, 2022. Management utilizes this metric in connection with managing the allocation of capitalized expenditures in which the Company invests related to the development of its products and believes that this metric is a key indicator of investment in products relative to their current and expected performance.

•

Net Income. Net income represents revenues, net less all expenses. Net income was $15.2 million for the year ended December 31, 2023 compared to $12.1 million for the year ended December 31, 2022. Management utilizes net income in connection with managing our business, including with regard to our capital deployment strategies.

Reconciliation of Non-GAAP Financial Measures

This Annual Report on Form 10-K presents adjusted EBITDA, which is a non-GAAP financial measure used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income excluding the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses (as discussed in greater detail below) and before interest, income taxes, stock-based compensation, depreciation and amortization, changes in fair value of, including gains (losses) on the sale of, non-marketable equity investments, and the de-recognition of non-cash expense resulting form the paid-time off expense reduction in the first quarter if 2021 (adjusted EBITDA), is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items which we believe, in any such case, are not fully reflective of the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operating performance and to compare the Company’s operating performance between periods. Additionally, short-term cash incentive bonuses and certain performance-based equity awards are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets.

As noted above, the definition of adjusted EBITDA includes an adjustment for the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses. Prior to the Company early adopting ASU 2021-08 effective January 1, 2022, following the completion of any acquisition by the Company, the Company was required to record the acquired deferred revenue at fair value as defined in GAAP, which typically resulted in a write-down of the acquired deferred revenue. When the Company was required to record a write-down of deferred revenue, it resulted in lower recognized revenue, operating income, and net income in subsequent periods. Revenue for any such acquired business was deferred and was typically recognized over a one-to-two year period following the completion of any particular acquisition, so our GAAP revenues for this one-to-two year period would not reflect the full amount of revenues that would have been reported if the acquired deferred revenue was not written down to fair value. Management believes that including an adjustment in the definition of adjusted EBITDA for the impact of the deferred write-downs associated with fair value accounting for businesses acquired prior to the January 1, 2022 effective date of the Company's adoption of ASU 2021-08 provides useful information to investors because the deferred revenue write-down recognized in periods after an acquisition may, given the nature of this non-cash accounting impact, cause our GAAP financial results during such periods to not fully reflect our underlying operating performance and thus adjusting for this amount may assist in comparing the Company’s results of operations between periods. Following the adoption of ASU 2021-08, contracts acquired in an acquisition completed on or after January 1, 2022 are measured as if the Company had originated the contract (rather than the contract being measured at fair value) such that, for such acquisitions, the Company no longer records deferred revenue write-downs associated with acquired businesses (for acquisitions completed prior to January 1, 2022, the Company continues to record deferred revenue write-downs associated with fair value accounting for periods on and after January 1, 2022 consistent with this prior standard). Through December 31, 2023, the Company continued to include an adjustment in the definition of adjusted EBITDA for the impact of deferred revenue write-downs from business acquired prior to January 1, 2022 given the impact of such deferred revenue on our financial results.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure (net income) for the years ended December 31, 2023 and 2022, is set forth below (in thousands).

	2023	2022
GAAP net income	$15,213	$12,091
Deferred revenue write-down	212	267
Interest income	(2,356)	(444)
Interest expense	124	132
Income tax provision	3,298	3,494
Stock-based compensation expense	4,153	3,554
Depreciation and amortization	41,076	37,945
Change in fair value of non-marketable equity investments	(425)	(3,596)
Adjusted EBITDA	$61,295	$53,443

Liquidity and Capital Resources

Net cash provided by operating activities was $64.0 million during 2023, compared to $51.2 million during 2022, an increase of 25%. The increase resulted from improved operating results, including efficiencies realized after the previously disclosed elimination of 33 jobs roles as part of the consolidation of HealthStream's business under a single platform strategy, and higher cash collections compared to the prior year. The number of days sales outstanding (DSO) was 46 days for both 2023 and 2022. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, income tax payments, and general corporate expenses.

Net cash used in investing activities was $56.6 million during 2023, compared to $28.4 million during 2022. During 2023, the Company spent $6.6 million for the acquisition of substantially all of the assets of eeds (note: the eeds was acquisition was consummated on December 31, 2022, but was funded in January 2023 such that the purchase price for eeds impacted net cash used in investing activities during the year ended December 31, 2023), invested in marketable securities of $50.3 million, made payments for capitalized software development of $25.8 million, and purchased property and equipment of $2.2 million. These uses of cash were partially offset by $28.3 million in maturities of marketable securities. During 2022, the Company paid $3.9 million in cash (plus shares issued by the Company in a private placement), net of cash acquired, for the acquisition of CloudCME, and on a net basis paid $0.1 million upon settling post-closing adjustments related to the ComplyALIGN and Rievent acquisitions which closed during 2021 (resulting in a net cash outflow of $4.0 million), invested in marketable securities of $13.5 million, made payments for capitalized software development of $23.3 million, and purchased property and equipment of $1.8 million. These uses of cash were partially offset by $10.6 million in maturities of marketable securities and $3.5 million in proceeds from the sale of non-marketable equity investments.

Cash used in financing activities was $13.0 million during 2023, compared to $23.7 million during 2022. The primary uses of cash in financing activities during 2023 included $8.9 million for repurchases of common stock, $3.1 million for the payment of cash dividends, $0.9 million for payments of payroll taxes related to stock-based compensation, and $0.1 million associated with the renewal of the revolving credit facility loan agreement. During 2022, the primary use of cash in financing activities included $23.1 million for repurchases of common stock and $0.6 million for payments of payroll taxes related to stock-based compensation.

On October 6, 2023, the Company entered into a new revolving credit facility, which amended and replaced our prior revolving credit facility. There currently are no outstanding borrowings under the new revolving credit facility. For additional information regarding the new revolving credit facility, see Note 12 to the Consolidated Financial Statements included herein.

Our balance sheet reflected positive working capital of $11.8 million at December 31, 2023, compared to negative working capital of $2.8 million at December 31, 2022. The increase in working capital was primarily due to increases in cash and cash equivalents and marketable securities. The Company’s primary source of liquidity was $71.1 million of cash and cash equivalents and marketable securities as of December 31, 2023. The Company also has a $50.0 million revolving credit facility loan agreement, all of which was available at December 31, 2023.

On November 30, 2021, the Company announced a share repurchase program approved by the Company’s Board under which the Company was authorized to purchase up to $20.0 million of its common stock. This share repurchase program concluded on March 8, 2022, when the maximum dollar amount authorized under the program was expended. During 2022, the Company repurchased 649,739 shares of common stock pursuant to this share repurchase program at an aggregate fair value of $14.9 million, reflecting an average price per share of $22.92 (excluding the cost of broker commissions).

On March 14, 2022, the Board approved an expansion of the Company's share repurchase program by authorizing the repurchase of up to an additional $10.0 million of the Company's outstanding shares of common stock. The share repurchase program expired on March 13, 2023, and no repurchases occurred during 2023. Under this program, the Company repurchased a total of 402,050 shares at an aggregate fair value of $8.1 million, based on an average price per share of $20.19 (excluding the cost of broker commissions), during 2022.

On September 13, 2023, the Company announced a share repurchase program approved by the Company’s Board of Directors under which the Company is authorized to purchase up to $10.0 million of its common stock. Pursuant to this authorization, repurchases may be made in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. In addition, any repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. Under this program, during 2023, the Company repurchased 404,188 shares of common stock at an aggregate fair value of $8.9 million, reflecting an average price per share of $22.07 (excluding the cost of broker commissions). The share repurchase program is scheduled to terminate on the earlier of March 31, 2024 or when the maximum dollar amount has been expended. This share repurchase program may be suspended or discontinued at any time.

On February 20, 2023, our Board approved a quarterly dividend policy. The Board of Directors authorized the following quarterly dividend payments during 2023 pursuant to this policy:

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
April 28, 2023	February 20, 2023	$0.025	April 17, 2023	$767,000
June 23, 2023	April 24, 2023	0.025	June 12, 2023	767,000
September 29, 2023	July 24, 2023	0.025	September 18, 2023	767,000
December 22, 2023	October 23, 2023	0.025	December 11, 2023	757,000
Total dividends		$0.10		$3,058,000

On February 19, 2024, as previously disclosed, our board of directors approved a quarterly dividend at a rate of $0.028 per share, which represented an increase of 12% compared to the quarterly dividend per share payable in 2023 as set forth above. This quarterly dividend shall be payable on March 22, 2024 to the holders of record of all of the issued and outstanding shares of common stock as of the close of business on March 11, 2024.

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

The Company's contractual obligations arising in the normal course of business primarily consist of operating lease obligations and purchase obligations. The amounts included as contractual obligations represent the non-cancelable portion of agreements or the minimum cancellation fee. As further discussed in Note 13 to the Company's Consolidated Financial Statements, as of December 31, 2023, we had operating lease obligations of approximately $29.0 million, of which $4.3 million is expected to be paid within 12 months. The Company's purchase obligations that represent non-cancelable contractual obligations primarily relate to information technology assets and our revolving credit facility, which facility is described further in Note 12 to the Company's Consolidated Financial Statements. As of December 31, 2023, the Company had purchase obligations of $9.2 million, with $6.5 million expected to be paid within 12 months. We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, effect any share repurchases we may elect to make, pay our quarterly cash dividends, and fund capital expenditures for at least the next 12 months and for the foreseeable future thereafter.

The Company’s growth strategy includes acquiring businesses that provide complementary products and services. It is anticipated that future acquisitions, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. The revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to consolidated EBITDA (as defined in our credit facility) and an interest coverage ratio of consolidated EBITDA to interest expense. Therefore, the maximum borrowings against the revolving credit facility would be dependent on the covenant values at the time of borrowing. As of December 31, 2023, the Company was in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot be assured that if we need additional financing, it will be available on terms favorable to us or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires disclosures of significant reportable segment expenses that are regularly provided to the CODM and other segment items on an interim and annual basis. Entities with a single reportable segment will also be required to apply the disclosure requirements in ASU 2023-07 on an interim and annual basis. The ASU will be effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the ASU is permitted and should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2023-07 and expects to adopt this ASU for the year ending December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide disclosure of disaggregated information in the entity’s tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any material commodity price risk.

Interest Rate Risk

As of December 31, 2023, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash and investment balances, which approximated $71.1 million at December 31, 2023. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $0.3 million.

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

HEALTHSTREAM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of HealthStream, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998. Nashville, Tennessee February 26, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of HealthStream, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited HealthStream, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HealthStream, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee
February 26, 2024

HEALTHSTREAM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$40,333	$46,023
Marketable securities	30,800	7,885
Accounts receivable, net of allowance of $781 and $544 at December 31, 2023 and 2022, respectively	34,346	36,730
Accounts receivable - unbilled	4,100	5,980
Prepaid royalties, net of amortization	10,202	9,071
Prepaid software maintenance and subscriptions	7,397	6,034
Other prepaid expenses and other current assets	3,032	2,654
Total current assets	130,210	114,377

Property and equipment, net of accumulated depreciation of $19,503 and $20,280 at December 31, 2023 and 2022, respectively	13,005	15,483
Capitalized software development, net of accumulated amortization of $127,009 and $105,025 at December 31, 2023 and 2022, respectively	40,643	37,118
Operating lease right of use assets, net	20,114	22,759
Goodwill	191,379	192,398
Customer-related intangibles, net of accumulated amortization of $57,095 and $48,552 at December 31, 2023 and 2022, respectively	54,742	61,269
Other intangible assets, net of accumulated amortization of $16,603 and $12,818 at December 31, 2023 and 2022, respectively	13,289	20,284
Deferred commissions	31,700	28,344
Non-marketable equity investments	4,134	4,518
Other assets	726	1,191
Total assets	$499,942	$497,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,465	$7,287
Accrued royalties	4,556	5,443
Accrued liabilities	22,717	25,014
Deferred revenue	83,623	79,469
Total current liabilities	118,361	117,213

Deferred tax liabilities	16,132	17,996
Deferred revenue, noncurrent	2,169	2,937
Operating lease liability, noncurrent	20,247	23,321
Other long-term liabilities	2,281	2,210
Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 30,298 and 30,579 shares issued and outstanding at December 31, 2023 and 2022, respectively	249,075	254,832
Retained earnings	92,368	80,213
Accumulated other comprehensive loss	(691)	(981)
Total shareholders’ equity	340,752	334,064
Total liabilities and shareholders’ equity	$499,942	$497,741

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues, net	$279,063	$266,826	$256,712
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	95,021	91,143	91,033
Product development	45,540	44,277	41,659
Sales and marketing	45,743	44,146	39,457
Other general and administrative expenses	35,664	36,866	39,695
Depreciation and amortization	41,076	37,945	36,813
Total operating costs and expenses	263,044	254,377	248,657

Operating income	16,019	12,449	8,055

Other income (loss), net	2,492	3,136	(289)

Income before income tax provision	18,511	15,585	7,766
Income tax provision	3,298	3,494	1,921
Net income	$15,213	$12,091	$5,845

Net income per share:
Basic	$0.50	$0.39	$0.19
Diluted	$0.50	$0.39	$0.18

Weighted average shares of common stock outstanding:
Basic	30,571	30,648	31,534
Diluted	30,673	30,717	31,618
Dividends declared per share	$0.10	$—	$—

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$15,213	$12,091	$5,845

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	283	(1,091)	99
Unrealized gain on marketable securities	7	4	6
Total other comprehensive income (loss)	290	(1,087)	105
Comprehensive income	$15,503	$11,004	$5,950

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at December 31, 2020	31,493	$271,784	$62,277	$1	$334,062
Net income	—	—	5,845	—	5,845
Comprehensive income	—	—	—	105	105
Stock donated to Company (held in treasury)	(94)	—	—	—	—
Stock-based compensation	—	5,303	—	—	5,303
Common stock issued under stock plans, net of shares withheld for employee taxes	131	(1,182)	—	—	(1,182)
Repurchase of common stock	(203)	(5,114)	—	—	(5,114)
Balance at December 31, 2021	31,327	270,791	68,122	106	339,019
Net income	—	—	12,091	—	12,091
Comprehensive loss	—	—	—	(1,087)	(1,087)
Issuance of common stock in acquisition	209	4,084	—	—	4,084
Stock-based compensation	—	3,554	—	—	3,554
Common stock issued under stock plans, net of shares withheld for employee taxes	95	(565)	—	—	(565)
Repurchase of common stock	(1,052)	(23,032)	—	—	(23,032)
Balance at December 31, 2022	30,579	254,832	80,213	(981)	334,064
Net income	—	—	15,213	—	15,213
Comprehensive income	—	—	—	290	290
Dividends declared on common stock ($0.100 per share)	—	—	(3,058)	—	(3,058)
Stock-based compensation	—	4,153	—	—	4,153
Common stock issued under stock plans, net of shares withheld for employee taxes	123	(934)	—	—	(934)
Excise tax on repurchase of common stock	—	(47)	—	—	(47)
Repurchase of common stock	(404)	(8,929)	—	—	(8,929)
Balance at December 31, 2023	30,298	$249,075	$92,368	$(691)	$340,752

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$15,213	$12,091	$5,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,076	37,945	36,813
Stock-based compensation	4,153	3,554	5,303
Amortization of deferred commissions	11,495	10,599	9,169
Provision for credit losses	1,021	385	723
Deferred income taxes	(1,725)	710	1,539
(Gain) loss on disposal of fixed assets	—	(25)	21
Loss on equity method investments	384	747	462
Non-cash paid time off expense	—	—	(1,011)
Change in fair value of non-marketable equity investments	(425)	(3,596)	(279)
Other	(891)	3	184
Changes in operating assets and liabilities:
Accounts and unbilled receivables	3,243	(7,770)	10,344
Prepaid royalties	(1,131)	84	416
Other prepaid expenses and other current assets	(1,243)	2,329	1,772
Deferred commissions	(14,852)	(14,931)	(13,274)
Other assets	328	208	52
Accounts payable and accrued expenses	4,825	3,742	(4,329)
Accrued royalties	(887)	406	(3,772)
Deferred revenue	3,386	4,707	(7,593)
Net cash provided by operating activities	63,970	51,188	42,385

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	(6,621)	(3,965)	(4,705)
Proceeds from maturities of marketable securities	28,250	10,625	9,931
Purchases of marketable securities	(50,268)	(13,467)	(5,223)
Proceeds from sale of fixed assets	—	26	—
Proceeds from sale of non-marketable equity investments	47	3,494	1,370
Payments to acquire non-marketable equity investments	—	—	(1,750)
Payments associated with capitalized software development	(25,806)	(23,334)	(21,929)
Purchases of property and equipment	(2,200)	(1,768)	(3,417)
Net cash used in investing activities	(56,598)	(28,389)	(25,723)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(934)	(565)	(1,182)
Payment of debt issue costs	(118)	—	—
Repurchases of common stock	(8,929)	(23,137)	(5,008)
Payment of cash dividends	(3,058)	—	(19)
Net cash used in financing activities	(13,039)	(23,702)	(6,209)

Effect of exchange rate changes on cash and cash equivalents	(23)	21	(114)
Net (decrease) increase in cash and cash equivalents	(5,690)	(882)	10,339
Cash and cash equivalents at beginning of period	46,023	46,905	36,566
Cash and cash equivalents at end of period	$40,333	$46,023	$46,905

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$132	$99	$132
Income taxes paid (refunded)	$2,611	$718	$(92)

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

HealthStream, Inc. (the "Company") was incorporated in 1990 as a Tennessee corporation and is headquartered in Nashville, Tennessee. The Company primarily provides Software-as-a-Service ("SaaS") based applications for healthcare organizations—all designed to improve business and clinical outcomes by supporting the people who deliver patient care. The Company is focused on helping healthcare organizations meet their ongoing clinical development, talent management, training, education, assessment, competency management, safety and compliance, scheduling, and provider credentialing, privileging, and enrollment needs. The Company is organized and operated according to its One HealthStream approach, with its hStream technology platform at the center of that approach. Increasingly, SaaS-based applications in its diverse ecosystem of solutions utilize its proprietary hStream technology platform to enhance their value proposition by creating interoperability with and among other applications.

Recognition of Revenue

In accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, the Company's revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services.

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

The Company receives payments from customers based on billing schedules established in its contracts. Accounts receivable - unbilled represent contract assets related to its conditional right to consideration for subscription and professional services contracts where performance has occurred under the contract. Accounts receivable are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for credit losses, when the right to consideration becomes unconditional.

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of satisfaction of performance obligations.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Business Segments

The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. Since  January 1, 2023, the Company’s business has been organized and managed around a consolidated, enterprise approach, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by the CODM), organization structure, compensation, performance assessment, and resource allocation. The Company’s CODM uses consolidated financial information to make operating decisions, assess financial performance, and allocate resources. Discrete financial information to measure profitability is not prepared at any other level. Taking these factors into account, since  January 1, 2023, the Company has a single reportable segment, such that the Company has presented historical financial information and comparable performance on a single segment basis in this Annual Report on Form 10-K for the year ended December 31, 2023.

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

Allowance for Credit Losses

The Company estimates its allowance for credit losses based on its historical collection experience, a review in each period of the aging status of the then-outstanding accounts receivable, and external market factors. Uncollectible receivables are written-off in the period management believes it has exhausted its ability to collect payment from the customer. Expected credit losses are recorded under the caption other general and administrative expenses in the accompanying Consolidated Statements of Income.

Changes in the allowance for credit losses and the amounts charged to bad debt expense for the three years ended December 31, 2023 were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Allowance Balance at End of Period
2023	$544	$1,021	$(784)	$781
2022	853	385	(694)	544
2021	549	723	(419)	853

Capitalized Software and Content Development

Capitalized software and content development is stated on the basis of cost and is presented net of accumulated amortization. The Company capitalizes costs incurred during the development phase for projects to develop software and content. These assets are generally amortized using the straight-line method over three years. The Company capitalized $25.5 million and $23.8 million during 2023 and 2022, respectively. Amortization of capitalized software development was $22.0 million, $18.9 million, and $15.6 million during 2023, 2022, and 2021, respectively. Maintenance and operating costs are expensed as incurred. As of December 31, 2023 and 2022, there were no capitalized software development costs for external computer software developed for resale.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination may require significant judgments to be made by the Company. At December 31, 2023 and 2022, the Company's assets measured at fair value on a recurring basis consisted of marketable securities, which are classified as available for sale (see Note 4 – Marketable Securities).

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation is provided on the straight-line method over the following estimated useful lives, except for leasehold improvements, which are amortized over the shorter of the estimated useful life or their respective lease term.

Years
Furniture and fixtures	5 - 7
Equipment	3

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired, including intangible assets. The carrying amount of its goodwill is evaluated for impairment at least annually during the fourth quarter and whenever events or changes in facts or circumstances indicate that impairment may exist. In accordance with ASC 350, Intangibles – Goodwill and Other, companies may opt to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A qualitative assessment includes factors such as financial performance, industry and market metrics, and other factors affecting the reporting unit. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company must then compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting unit using both income and market-based models. These models require the use of various assumptions relating to cash flow projections, growth rates, discount rates, and terminal value calculations. There were no goodwill impairments identified or recorded for the years ended December 31, 2023, 2022, or 2021.

Intangible Assets

The Company estimates fair values of intangible assets using the income and cost methods, which are based on management’s estimates and assumptions. As of December 31, 2023, intangible assets include customer relationships, internally developed technologies, non-competition agreements, and trade names. Intangible assets that are considered to have definite useful lives are being amortized on a straight-line basis over periods ranging between two and eighteen years. The weighted average amortization period for definite lived intangible assets as of  December 31, 2023 was 11.7 years. Intangible assets considered to have indefinite useful lives are evaluated for impairment at least annually during the fourth quarter, and all intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable. There were no intangible asset impairments identified or recorded for the years ended December 31, 2023, 2022, or 2021.

Long-Lived Assets

Long-lived assets to be held for use are reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate that an impairment of long-lived assets held for use is present. Purchases of long-lived assets (including capitalized software and content development costs) totaled $27.3 million, $25.9 million, and $23.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company measures any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates whether the carrying value of long-lived assets, including intangible assets, property and equipment, capitalized software development, deferred commissions, and other assets will be recoverable. There were no long-lived asset impairments identified or recorded for the years ended December 31, 2023, 2022, or 2021.

Non-Marketable Equity Investments

Non-marketable equity investments in limited liability companies with specific ownership accounts for each investor not resulting in a controlling financial interest are accounted for using the equity method of accounting. Non-marketable equity investments of preferred stock in corporations that do not result in a controlling financial interest are accounted for using the measurement alternative for equity investments that do not have readily determinable fair values. Accounting Standards Update ("ASU") 2016-01, Financial Instruments – Overall (Subtopic 825-10) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The proportionate share of income or loss from equity method investments and any changes in fair value of investments accounted for using the measurement alternative are recorded under the caption other income, net in the accompanying Consolidated Statements of Income.

Financial Instruments

The Company has various financial instruments, including cash and cash equivalents, accounts receivable, accounts receivable-unbilled, accounts payable, and accrued liabilities. The carrying amounts of these financial instruments approximate fair value because of the short-term maturity or short-term nature of such instruments. The Company also has marketable securities, which are recorded at approximate fair value based on quoted market prices or alternative pricing sources (see Note 4 – Marketable Securities) and non-marketable equity investments, which are recorded under the equity method or under the measurement alternative (see Note 15 - Non-Marketable Equity Investments).

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended  December 31, 2023, 2022, and 2021 was $1.5 million, $1.9 million, and $1.9 million, respectively, and is included under the caption sales and marketing expense in the accompanying Consolidated Statements of Income.

Shipping and Handling Costs

Shipping and handling costs that are associated with delivering products and services are included under the caption cost of revenues (excluding depreciation and amortization) in the accompanying Consolidated Statements of Income.

Income Taxes

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. As of December 31, 2023, the Company had established a valuation allowance of $2.0 million for the portion of its net deferred tax assets that are not more likely than not expected to be realized. The Company accounts for income tax uncertainties using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit to be recognized in the financial statements.

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

Concentrations of Credit Risk and Significant Customers

The Company’s credit risks relate primarily to cash and cash equivalents, marketable securities, and accounts receivable. The Company places its temporary excess cash in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits. Marketable securities consist primarily of U.S. treasuries.

The Company sells its products and services to various companies in the healthcare industry that are primarily located in the United States. Customer credit worthiness evaluations are performed on an as-needed basis, and the Company generally requires no collateral from customers. An allowance for credit losses is maintained for potentially uncollectible accounts receivable. The Company did not have any single customer representing over 10% of net revenues or accounts receivable during or as of the years ended December 31, 2023, 2022, or 2021, respectively.

Stock-Based Compensation

As of December 31, 2023, the Company maintained two stock-based compensation plans under which awards are outstanding, as described in Note 10. The Company accounts for stock-based compensation using the fair-value based method for costs related to share-based payments, including stock options and restricted share units. The Company uses the Black Scholes option pricing model for calculating the fair value of option awards issued under its stock-based compensation plans. The Company measures compensation cost of restricted share units based on the closing fair market value of the Company’s stock on the date of grant. Stock-based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period. The Company recognizes tax benefits or deficiencies from stock-based compensation if an excess tax benefit or deficiency is realized. Excess tax benefits and deficiencies are reflected in the Consolidated Statements of Income as a component of the provision for income taxes when realized.

Leases

The Company has several non-cancelable agreements to lease office space. For leases with a lease term greater than 12 months, the Company recognizes a right-of-use ("ROU") asset and a lease liability on the balance sheet at the lease commencement date. Lease liabilities and their corresponding ROU assets are recorded based on the present value of the future lease payments over the expected lease term.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In  November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires disclosures of significant reportable segment expenses that are regularly provided to the CODM and other segment items on an interim and annual basis. Entities with a single reportable segment will also be required to apply the disclosure requirements in ASU 2023-07 on an interim and annual basis. The ASU will be effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the ASU is permitted and should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2023-07 and expects to adopt this ASU for the year ending December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide disclosure of disaggregated information in the entity’s tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU.

2. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of  December 31, 2023 and 2022 was 30.3 million and 30.6 million, respectively.

Preferred Stock

The Company is authorized to issue up to 10 million shares of preferred stock in one or more series, having the relative voting powers, designations, preferences, rights and qualifications, limitations or restrictions, and other terms as the Board of Directors may fix in providing for the issuance of such series, without any vote or action of the shareholders. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Dividends on Common Stock

On  February 20, 2023, the Company's Board of Directors ("Board") approved a quarterly cash dividend policy, marking the first dividend policy adopted by the Company ("Dividend Policy"). During the year ended December 31, 2023, the Board declared the following quarterly dividends under the Dividend Policy:

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
April 28, 2023	February 20, 2023	$0.025	April 17, 2023	$767,000
June 23, 2023	April 24, 2023	0.025	June 12, 2023	767,000
September 29, 2023	July 24, 2023	0.025	September 18, 2023	767,000
December 22, 2023	October 23, 2023	0.025	December 11, 2023	757,000
Total dividends		$0.10		$3,058,000

Additionally, on  February 19, 2024, the Board approved the Company’s first quarter 2024 cash dividend of $0.028 per share, payable on  March 22, 2024 to holders of record on  March 11, 2024.

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

On  March 14, 2022, the Company's Board of Directors approved an expansion of the Company's share repurchase program by authorizing the repurchase of up to an additional $10.0 million of the Company's outstanding shares of common stock. The share repurchase expired on  March 13, 2023. During the year ended December 31, 2022, the Company repurchased 402,050 shares at an aggregate fair value of $8.1 million, reflecting an average price per share of $20.19 (excluding the cost of broker commissions). No repurchases occurred under this share repurchase program during the year ended December 31, 2023.

On  September 13, 2023, the Company announced that the Board authorized a share repurchase program to repurchase up to $10.0 million of the Company's outstanding shares of common stock. The share repurchase program is scheduled to terminate on the earlier of  March 31, 2024, or when the maximum dollar amount has been expended. During the year ended  December 31, 2023, the Company repurchased 404,188 shares at an aggregate fair value of $8.9 million, reflecting an average price per share of $22.07 (excluding the cost of broker commissions).

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ended  December 31, 2023 (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$15,213	$12,091	$5,845
Denominator:
Weighted-average shares outstanding	30,571	30,648	31,534
Effect of dilutive shares	102	69	84
Weighted-average diluted shares	30,673	30,717	31,618

Net income per share:
Basic	$0.50	$0.39	$0.19
Diluted	$0.50	$0.39	$0.18

Potentially dilutive shares representing 252,000, 183,000, and 78,000 shares of common stock for the years ended December 31, 2023, 2022, and 2021, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

4. MARKETABLE SECURITIES

At December 31, 2023 and 2022, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. government debt securities	$30,791	$10	$(1)	$30,800
Total	$30,791	$10	$(1)	$30,800

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. government debt securities	$7,882	$3	$—	$7,885
Total	$7,882	$3	$—	$7,885

The carrying amounts of the marketable securities reported in the Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of December 31, 2023 and 2022, the Company did not recognize any allowance for credit impairments on its available for sale debt securities. All investments in marketable securities are classified as current assets on the Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

5. REVENUE RECOGNITION AND SALES COMMISSIONS

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services.

The following table represents revenues disaggregated by revenue source for the three years ended  December 31, 2023, 2022, and 2021 (in thousands). Sales taxes are excluded from revenues.

	Year Ended December 31,
	2023	2022	2021
Subscription services	$267,935	$253,960	$243,617
Professional services	11,128	12,866	13,095
Total revenues, net	$279,063	$266,826	$256,712

For the years ended December 31, 2023, 2022, and 2021, the Company recognized $1.0 million, $0.4 million, and $0.7 million, respectively, in impairment losses on receivables and contract assets arising from contracts with customers.

During the years ended December 31, 2023, 2022, and 2021, the Company recognized revenues of $79.6 million, $71.4 million, and $62.3 million, respectively, from amounts included in deferred revenue at the beginning of the respective period. As of December 31, 2023, $541 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. The Company expects to recognize revenue on approximately 42% of these remaining performance obligations over the 12 months ending December 31, 2024, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by the Company's sales employees are considered incremental and recoverable costs of obtaining a contract with a customer. The Company recorded amortization of deferred commissions of $11.5 million, $10.6 million, and $9.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, which is included in sales and marketing expenses in the accompanying Consolidated Statements of Income.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Equipment	$12,541	$15,843
Leasehold improvements	14,937	14,937
Furniture and fixtures	5,030	4,983
Gross property and equipment	32,508	35,763
Accumulated depreciation and amortization	(19,503)	(20,280)
Property and equipment, net	$13,005	$15,483

Depreciation of property and equipment totaled $4.2 million, $4.5 million, and $6.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended  December 31, 2023 and 2022 are as follows (in thousands):

2023
Balance at January 1, 2023	$192,398
Post-closing adjustment for eeds	(1,305)
Effect of exchange rate changes	286
Balance at December 31, 2023	$191,379

2022
Balance at January 1, 2022	$182,501
Acquisition of CloudCME	6,819
Acquisition of eeds	3,568
Post-closing adjustment for ANSOS	267
Post-closing adjustment for ComplyALIGN	40
Post-closing adjustment for Rievent	46
Effect of exchange rate changes	(843)
Balance at December 31, 2022	$192,398

Intangible assets other than goodwill that are considered to have finite useful lives include customer-related intangibles consisting of customer relationships, which are amortized over their estimated useful lives ranging from eight to eighteen years, and other intangible assets consisting of developed technology, non-competition agreements, and trade names, which are amortized over their estimated useful lives ranging from two to ten years. The Company also previously recorded an indefinite lived intangible for a trade name valued at $0.7 million. However, in January 2023, the Company reassessed the future expected use of the indefinite lived trade name such that beginning in 2023, it is being amortized over a ten year remaining useful life and is therefore included in the future annual amortization expense table below. Amortization of intangible assets was $14.9 million, $14.5 million, and $14.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Identifiable intangible assets are comprised of the following (in thousands):

	As of December 31, 2023			As of December 31, 2022
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer related	$111,837	$(57,095)	$54,742	$109,821	$(48,552)	$61,269
Other	29,892	(16,603)	13,289	33,102	(12,818)	20,284
Total	$141,729	$(73,698)	$68,031	$142,923	$(61,370)	$81,553

The expected future annual amortization expense for the years ending December 31, is as follows (in thousands):

2024	$13,348
2025	12,528
2026	9,453
2027	8,669
2028	5,472
Thereafter	18,561
Total	$68,031

8. BUSINESS COMBINATIONS

On  May  18,  2022 , the Company acquired the remaining ownership interest (representing approximately  82% of the outstanding equity interests) of CloudCME, LLC ("CloudCME"), a Nashville-based healthcare technology company offering a SaaS-based application for managing all aspects of continuing education ("CME/CE") within a healthcare organization, for approximately $4.0 million in cash and $4.1 million in shares of HealthStream's common stock issued through a private placement at closing. The Company previously held a minority interest in CloudCME of approximately  18%. Acquisition-related transaction costs were $0.1 million. The acquisition is  not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on management’s estimates of fair value. Net assets acquired were $9.6 million. Based on the fair value of assets acquired and liabilities assumed, including intangible assets of $3.8 million, goodwill of $6.8 million was established. The results of operations for CloudCME are included in the Company’s Consolidated Financial Statements from the date of acquisition.

On December 31, 2022, the Company acquired substantially all of the assets of Electronic Education Documentation System, LLC (d/b/a eeds) ("eeds"), an Asheville, North Carolina-based healthcare technology company offering a SaaS-based CME/CE management application for healthcare organizations, for approximately $6.6 million in cash, reflecting customary purchase price adjustments made to the purchase price paid of $7.0 million. The purchase price was included in accrued liabilities in the Company's Consolidated Balance Sheet as of December 31, 2022 and was paid in January 2023. Of the purchase price paid at closing, $0.6 million is being held in escrow for a period of time following the closing to serve as a source of recovery for certain potential indemnification claims by the Company. Acquisition-related transaction costs were $0.1 million. The acquisition is  not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on management’s estimates of fair value. Net assets acquired were $6.6 million. Based on the fair value of assets acquired and liabilities assumed, including intangible assets of $4.7 million, goodwill of $2.3 million was established. The results of operations for eeds are included in the Company’s Consolidated Financial Statements from the date of acquisition.

9. INCOME TAXES

Components of earnings before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$18,472	$15,777	$8,006
Foreign	39	(192)	(240)
Earnings before income taxes	$18,511	$15,585	$7,766

The provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current federal	$4,066	$1,972	$5
Current state	942	923	406
Current foreign	15	(110)	(29)
Deferred federal	(1,493)	495	926
Deferred state	(214)	239	699
Deferred foreign	(18)	(25)	(86)
Provision for income taxes	$3,298	$3,494	$1,921

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying Consolidated Statements of Income is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Federal tax provision at the statutory rate	$3,887	$3,274	$1,631
State income tax provision, net of federal benefit	528	975	1,297
Tax credits	(1,197)	(1,227)	(717)
Change in valuation allowance	3	51	(272)
Adjustments for prior year taxes	(19)	(261)	(13)
Changes in uncertain tax positions	167	767	(10)
Other	(71)	(85)	5
Provision for income taxes	$3,298	$3,494	$1,921

Management periodically assesses the realizability of its deferred tax assets, and to the extent that a recovery is not likely, a valuation allowance is established to reduce the deferred tax asset to the amount estimated to be recoverable. At December 31, 2023, the Company has a valuation allowance of $2.0 million recorded against deferred tax assets for state net operating losses and certain foreign deferred tax assets.

As of December 31, 2023, the Company had federal, state, and foreign net operating loss carryforwards of $3.3 million, $9.0 million, and $8.4 million, respectively. Certain losses have an indefinite carryforward period, while other loss carryforwards will expire in years 2030 through 2043. A portion of the net operating loss carryforwards are subject to annual limitations under Internal Revenue Code Section 382. The annual limitations could result in the expiration of net operating loss and tax credit carryforwards before they are fully utilized. The Company is subject to income taxation at the federal, foreign, and various state levels. The Company is under examination by the Internal Revenue Service for the 2018 tax year, and it has agreed to finalization of this examination and does not expect the adjustment to exceed the uncertain tax position previously recorded. The Company is no longer subject to U.S. federal tax examinations for tax years before 2020, and with few exceptions, the Company is not subject to examination by foreign or state tax authorities for tax years which ended before 2020. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2020 are also subject to examination and adjustment.

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits are as follows (in thousands):

	December 31,
	2023	2022
Balance at beginning of year	$1,036	$300
Additions for tax positions in current year	298	743
Reductions for tax positions of prior years	(174)	(7)
Balance at end of year	$1,160	$1,036

Upon reaching the final determination of the 2018 IRS examination, which resulted in a reduction to the research & development tax credit for 2018, the Company evaluated its research & development credit realizability for all open tax years. Taking into consideration the subjectivity of this credit qualification, the Company increased the reserve for uncertain tax positions by $0.1 million during the current year.

The Company recognized $43,000 and $31,000 for interest and penalties related to unrecognized tax benefits within the provision for income taxes during the years ended December 31, 2023 and 2022, respectively. Unrecognized tax benefits included tax positions of $1.2 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively, that if recognized would impact the Company’s effective tax rate.

Deferred federal and state income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses	$202	$142
Accrued liabilities	1,013	1,111
Lease liability	5,931	6,896
Tax credits	467	362
Stock-based compensation	1,161	1,064
Deferred revenue	628	653
Net operating loss carryforwards	3,282	4,069
Total deferred tax assets	12,684	14,297
Less: Valuation allowance	(1,992)	(1,947)
Deferred tax assets, net of valuation allowance	10,692	12,350
Deferred tax liabilities:
Deductible goodwill	6,829	5,691
Nondeductible intangible assets	2,087	2,878
Right of use assets	5,130	6,001
Prepaid assets	10,285	9,302
Capitalized software development	181	3,415
Depreciation	1,914	2,548
Basis difference on investments	151	128
Total deferred tax liabilities	26,577	29,963

Net deferred tax liabilities	$15,885	$17,613

The Company realized $0.1 million of excess tax deductions related to stock-based awards during the year ended December 31, 2023, which was reflected in the statement of income as a component of the provision for income taxes.

10. STOCK-BASED COMPENSATION

Stock Incentive Plan

The Company has outstanding stock-based awards under its 2016 Omnibus Incentive Plan ("2016 Plan") and 2022 Omnibus Incentive Plan ("2022 Plan") (collectively, the "2016 Plan" and "2022 Plan", referred to as the "Plans"). The 2022 Plan authorizes the grant of options, restricted share units ("RSUs"), or other forms of stock-based compensation to employees, officers, directors, and others, and such grants must be approved by the Compensation Committee of the Board of Directors. The 2022 Plan allows the Compensation Committee of the Board of Directors to determine the vesting period and parameters of each grant. The vesting period of the options and RSUs granted has historically included annual vesting over a period of up to five years, generally beginning one year after the grant date. As of December 31, 2023, 1,061,235 shares of common stock were available to be granted under the 2022 Plan.

Stock Option Activity

A summary of activity relative to stock options for the year ended December 31, 2023 is as follows (in thousands, except weighted-average exercise price).

		Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at beginning of period	90	$20.34
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at end of period	90	$20.34	$602
Exercisable at end of period	59	$20.34	$391

The aggregate intrinsic value for stock options in the table above represents the total difference between the Company’s closing stock price on December 29, 2023 (the last trading day of the year) of $27.03 per share and the option exercise price, multiplied by the number of in-the money options as of December 31, 2023. The weighted average remaining contractual term of options outstanding at  December 31, 2023 was 7 years.

Restricted Share Unit Activity

A summary of activity relative to RSUs for the year ended  December 31, 2023 is as follows (in thousands, except weighted-average grant date fair value):

		Weighted-
	Number of	Average Grant Date	Aggregate
	RSU’s	Fair Value	Intrinsic Value
Outstanding at beginning of period	532	$22.49
Granted	268	24.67
Vested	(159)	23.55
Forfeited	(22)	23.63
Outstanding at end of period	619	$23.12	$16,727

The aggregate fair value of RSUs that vested during the year ended December 31, 2023 and 2022, as of the respective vesting dates, was $3.8 million and $3.1 million, respectively. A portion of RSUs that vested in 2023 and 2022 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld for taxes during 2023 and 2022 were 36,000 and 28,000, respectively, and were based on the value of the RSUs on their respective settlement dates as determined by the Company’s closing stock price. Total payments related to RSUs for the employees’ tax obligations to taxing authorities were $0.9 million in 2023, $0.6 million in 2022, and $0.5 million in 2021, and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

Stock-Based Compensation

Total stock-based compensation expense recorded in the Consolidated Statements of Income for the years ended December 31, is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cost of revenues (excluding depreciation and amortization)	$183	$155	$944
Product development	692	608	1,164
Sales and marketing	485	239	759
Other general and administrative	2,793	2,552	2,436
Total stock-based compensation expense	$4,153	$3,554	$5,303

The Company amortizes the fair value of all stock-based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally is the vesting period. As of December 31, 2023, total unrecognized compensation expense related to non-vested stock options and RSUs was $6.5 million, net of estimated forfeitures, with a weighted average expense recognition period remaining of 2.5 years. The Company realized $0.1 million of excess tax deductions related to stock-based awards during the year ended December 31, 2023, which was reflected in the Consolidated Statement of Income as a component of the provision for income taxes.

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

11. EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, subject to IRS limitations. The Company elected to provide eligible employees with matching contributions totaling $1.6 million, $1.5 million, and $2.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

12. DEBT

At December 31, 2023 and 2022, the Company had no debt outstanding.

Revolving Credit Facility

On  October 6, 2023, the Company entered into an Amended and Restated Revolving Credit Agreement ("Revolving Credit Facility"), amending the Revolving Credit Facility dated as of  November 24, 2014, as amended, with certain lenders party thereto from time to time, and Truist, as Administrative Agent for the lenders. Under the Revolving Credit Facility, the Company  may borrow up to $50.0 million, which includes a $5.0 million swingline sub-facility and a $5.0 million letter of credit sub-facility, as well as an accordion feature that allows the Company to increase the Revolving Credit Facility by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The Revolving Credit Facility has a maturity date of  October 6, 2026.

The Company's obligations under the Revolving Credit Facility are unsecured. In addition, if the Company forms or acquires any domestic subsidiaries, the loans and other obligations under the Revolving Credit Facility will be guaranteed by such domestic subsidiaries.

At the Company’s election, the borrowings under the Revolving Credit Facility, other than the swingline loans, bear interest at either (1) a base rate defined as the highest of (a) the rate which the Administrative Agent announces from time to time as its prime lending rate, as in effect from time to time, or (b) the Federal Funds Rate, as in effect from time to time, plus one-half of one percent (0.50%) per annum (any changes in such rates to be effective as of the date of any change in such rate), plus in each case an applicable margin that varies with the company’s funded debt leverage ratio; or (2) a term secured overnight financing rate (“SOFR”) defined as the greater of (a)(i) the forward-looking term rate based on SOFR determined as of the reference time for such interest period with a term equivalent to such interest period plus (ii) a term SOFR adjustment equal to 0.10% per annum and (b) zero, plus, in each case, an applicable margin that varies with the Company’s consolidated total leverage ratio. The Company’s borrowings under the swingline loans bear interest at the base rate plus the applicable margin. The initial applicable margin for base rate loans is 0.50% and the initial applicable margin SOFR loans is 1.50%. The applicable margins will be adjusted quarterly, in each case two (2) business days after the Administrative Agent's receipt of the Company's quarterly financial statements. The Company is also required to pay a commitment fee accruing on the unused revolving commitment, which fee initially is 20 basis points per annum and a letter of credit fee, accruing at a rate per annum equal to the applicable margin for SOFR loans then in effect on the daily average amount of such lender’s letter of credit exposure.

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

The purpose of the Revolving Credit Facility is for general working capital needs, permitted acquisitions (as defined in the Amended and Restated Revolving Credit Agreement), and for stock repurchase and/or redemption transactions that the Company may authorize.

In addition, the Revolving Credit Facility requires the Company to meet certain financial tests, including, without limitation:

•	a funded debt leverage ratio (consolidated debt/consolidated EBITDA) of not greater than 3.0 to 1.0; and

•	an interest coverage ratio (consolidated EBITDA/consolidated interest expense) of not less than 3.0 to 1.0.

In addition, the Revolving Credit Facility contains certain customary affirmative and negative covenants that, among other things, restrict additional indebtedness, liens and encumbrances, changes to the character of the Company’s business, acquisitions, asset dispositions, mergers and consolidations, sale or discount of receivables, creation or acquisitions of additional subsidiaries, and other matters customarily restricted in such agreements.

As of December 31, 2023, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of  December 31, 2023 and there were no borrowings under the Revolving Credit Facility during the year ended December 31, 2023.

13. LEASES

The Company’s operating lease expense as presented in other general and administrative expense in the Consolidated Statements of Income was $4.6 million, $4.3 million, and $5.5 million for the twelve months ended December 31, 2023, 2022, and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $4.4 million and $4.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the weighted-average remaining lease term was 7.3 years, and the weighted-average incremental borrowing rate was 6%. As of December 31, 2023, the Company did not have any leases that had not yet commenced.

The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of  December 31, 2023 and 2022 (in thousands).

		Year Ended December 31,
		2023	2022
Assets	Classification
Operating lease right-of-use assets	Operating lease right of use assets, net	$20,114	$22,759
Total leased assets		$20,114	$22,759
Liabilities
Operating lease liabilities, current	Accounts payable and accrued expenses	$2,974	$2,840
Operating lease liabilities, noncurrent	Operating lease liability, noncurrent	20,247	23,321
Total operating lease liabilities		$23,221	$26,161

The table below presents the maturities of lease liabilities under non-cancellable leases as of  December 31, 2023 (in thousands).

2024	$4,296
2025	4,022
2026	3,650
2027	3,385
2028	3,453
Thereafter	10,163
Total undiscounted lease payments	$28,969
Less imputed interest	5,748
Total lease liabilities	$23,221

The Company subleases certain of its office space included above under non-cancellable leases and is due to receive future minimum rental payments of approximately $0.2 million and $37,000 for the years ended December 31, 2024 and 2025, respectively.

14. LITIGATION

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

15. NON-MARKETABLE EQUITY INVESTMENTS

The aggregate carrying amount of non-marketable equity investments accounted for using the measurement alternative for equity investments that do not have readily determinable fair values was $1.5 million for both the years ended December 31, 2023 and 2022, which the Company evaluates for impairment at each reporting period. There have been no adjustments recorded due to changes in the fair value of the non-marketable equity investments the Company held as of December 31, 2023 and 2022. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2023. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

Item 9B. Other Information

None. Without limiting the generality of the foregoing, during the three months ended December 31, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III is incorporated by reference from the information to be contained in our proxy statement for the 2024 Annual Meeting of Shareholders (2024 Proxy Statement) that the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption Information about our Executive Officers.

Item 11. Executive Compensation

Information required by Item 11 of Part III is incorporated by reference from the information to be contained in the Company’s 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is incorporated by reference from the information to be contained in the Company’s 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III is incorporated by reference from the information to be contained in the Company’s 2024 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III is incorporated by reference from the information to be contained in the Company’s 2024 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits

Number	Description
2.2 (1)	Equity Purchase Agreement, dated November 25, 2020, by and among HSTM Max Holdings, Inc., Change Healthcare Holdings, LLC, Change Healthcare Technologies, LLC and Change Healthcare Ireland Limited.
3.1*	Fourth Amended and Restated Charter of HealthStream, Inc.
3.2 (2)	Third Amended and Restated Bylaws of HealthStream, Inc.
4.1*	Form of certificate representing the common stock, no par value per share, of HealthStream, Inc.
4.2*	Reference is made to Exhibits 3.1 and 3.2.
4.3 (3)	Description of Capital Stock of HealthStream, Inc.
10.1	Form of Indemnification Agreement
10.2	Contribution Agreement dated as of December 29, 2021 between HealthStream, Inc. and Robert A. Frist, Jr.
10.3	Executive Employment Agreement, dated July 21, 2005, between HealthStream, Inc. and Robert A. Frist, Jr.
10.4 (6)

Revolving Credit Agreement, dated November 24, 2014, by and among HealthStream, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent, issuing bank, and swingline lender

10.5	Summary of Director and Executive Officer Compensation
10.6	Letter Agreement, dated as of February 20, 2023, between HealthStream, Inc. and Michael Sousa.
10.7	HealthStream, Inc. 2023 Cash Incentive Bonus Plan
10.8	Form of HealthStream, Inc. Restricted Share Unit Agreement (Time Based) under 2022 Omnibus Incentive Plan
10.9	2016 Omnibus Incentive Plan.
10.10	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers) under 2016 Omnibus Incentive Plan.
10.11	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director) under 2016 Omnibus Incentive Plan.
10.12 (10)	Lease Agreement, dated April 3, 2017, by and between HealthStream, Inc. and Capitol View Joint Venture.
10.13 (11)	First Amendment to Revolving Credit Agreement, dated November 13, 2017, by and between HealthStream, Inc. and SunTrust Bank.
10.14 (12)	Second Amendment to Revolving Credit Agreement, dated as of December 31, 2018, by and between HealthStream, Inc. and SunTrust Bank.
10.15 (13)	Third Amendment to Revolving Credit Agreement, dated as of October 28, 2020, by and between HealthStream, Inc. and SunTrust Bank.
10.16	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2016 Omnibus Incentive Plan between HealthStream, Inc. and J. Edward Pearson
10.17	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2016 Omnibus Incentive Plan between HealthStream, Inc. and Michael Sousa
10.18	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement under 2016 Omnibus Incentive Plan.
10.19	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2016 Omnibus Incentive Plan
10.20	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) which were contingent upon approval of 2022 Omnibus Incentive Plan
10.21	Form of HealthStream, Inc. Restricted Share Unit Agreement (Time Based) which were contingent upon approval of 2022 Omnibus Incentive Plan
10.22	HealthStream, Inc. 2022 Omnibus Incentive Plan
10.23	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director) under 2022 Omnibus Incentive Plan.
10.24	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2022 Omnibus Incentive Plan
10.25 (20)	Amended and Restated Credit Agreement, dated October 6, 2023, by and among the several banks and other financial institutions and lenders from time to time party thereto and Truist Bank, as administrative agent
21.1	Subsidiaries of HealthStream, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	HealthStream, Inc. Amended and Restated Compensation Recoupment Policy
101.1 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101.1)
*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 30, 2020.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 23, 2023.
(3)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the SEC on February 26, 2020.
(4)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 25, 2014.
(7)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2023, filed with the SEC on April 27, 2023.
(8)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 31, 2016.
(9)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2017, filed with the SEC on May 1, 2017.
(10)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2017, filed with the SEC on July 31, 2017.
(11)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 14, 2017.
(12)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated January 2, 2019.
(13)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 28, 2020.
(14)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 16, 2018.
(15)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on February 26, 2021.
(16)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2022, filed with the SEC on April 28, 2022.
(17)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 31, 2022.
(18)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2023, filed with the SEC on July 27, 2023.
(19)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2022, filed with the SEC on February 28, 2023.
(20)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 6, 2023.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February 2024.

HEALTHSTREAM, INC.

By: /s/ ROBERT A. FRIST, JR.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ ROBERT A. FRIST, JR.	Chief Executive Officer and	February 26, 2024
Robert A. Frist, Jr.	Chairman (Principal Executive Officer)

/s/ SCOTT A. ROBERTS	Chief Financial Officer and Senior Vice President	February 26, 2024
Scott A. Roberts	(Principal Financial and Accounting Officer)

/s/ THOMPSON DENT	Director	February 26, 2024
Thompson Dent

/s/ FRANK GORDON	Director	February 26, 2024
Frank Gordon

/s/ TERRY ALLISON RAPPUHN	Director	February 26, 2024
Terry Allison Rappuhn

/s/ JEFFREY L. MCLAREN	Director	February 26, 2024
Jeffrey L. McLaren

/s/ LINDA REBROVICK	Director	February 26, 2024
Linda Rebrovick

/s/ ALEX JAHANGIR	Director	February 26, 2024
Alex Jahangir

/s/ WILLIAM STEAD	Director	February 26, 2024
William Stead

/s/ DEBORAH TAYLOR TATE	Director	February 26, 2024
Deborah Taylor Tate