Form 10-Q
period 2024-03-31
HEALTHSTREAM INC
filed 2024-04-25
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of April 22, 2024, there were 30,397,886 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$52,407	$40,333
Marketable securities	31,265	30,800
Accounts receivable, net of allowance for doubtful accounts of $901 and $781 at March 31, 2024 and December 31, 2023, respectively	39,635	34,346
Accounts receivable - unbilled	4,419	4,100
Prepaid royalties, net of amortization	10,960	10,202
Prepaid software maintenance and subscriptions	6,609	7,397
Other prepaid expenses and other current assets	2,094	3,032
Total current assets	147,389	130,210

Property and equipment, net of accumulated depreciation of $20,459 and $19,503 at March 31, 2024 and December 31, 2023, respectively	12,537	13,005
Capitalized software development, net of accumulated amortization of $132,960 and $127,009 at March 31, 2024 and December 31, 2023, respectively	41,118	40,643
Operating lease right of use assets, net	19,483	20,114
Goodwill	191,072	191,379
Customer-related intangibles, net of accumulated amortization of $59,128 and $57,095 at March 31, 2024 and December 31, 2023, respectively	52,511	54,742
Other intangible assets, net of accumulated amortization of $15,750 and $16,603 at March 31, 2024 and December 31, 2023, respectively	11,939	13,289
Deferred commissions	30,671	31,700
Non-marketable equity investments	4,103	4,134
Other assets	782	726
Total assets	$511,605	$499,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,313	$7,465
Accrued expenses	16,776	22,717
Accrued royalties	5,713	4,556
Deferred revenue	98,268	83,623
Total current liabilities	126,070	118,361

Deferred tax liabilities	16,868	16,132
Deferred revenue, noncurrent	2,076	2,169
Operating lease liability, noncurrent	19,484	20,247
Other long-term liabilities	2,253	2,281

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 30,398 and 30,298 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	249,280	249,075
Retained earnings	96,746	92,368
Accumulated other comprehensive loss	(1,172)	(691)
Total shareholders’ equity	344,854	340,752
Total liabilities and shareholders’ equity	$511,605	$499,942

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues, net	$72,760	$68,946
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	24,617	23,856
Product development	12,032	11,680
Sales and marketing	11,773	11,728
Other general and administrative expenses	8,312	8,865
Depreciation and amortization	10,336	9,926
Total operating costs and expenses	67,070	66,055

Operating income	5,690	2,891

Other income, net	853	250

Income before income tax provision	6,543	3,141
Income tax provision	1,316	518
Net income	$5,227	$2,623

Net income per share:
Basic	$0.17	$0.09
Diluted	$0.17	$0.09

Weighted average shares of common stock outstanding:
Basic	30,313	30,591
Diluted	30,418	30,659
Dividends declared per share	$0.028	$0.025

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$5,227	$2,623

Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(476)	(33)
Unrealized loss on marketable securities	(5)	(2)
Total other comprehensive loss	(481)	(35)
Comprehensive income	$4,746	$2,588

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31, 2024
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2023	30,298	$249,075	$92,368	$(691)	$340,752
Net income	—	—	5,227	—	5,227
Other comprehensive loss	—	—	—	(481)	(481)
Dividends declared on common stock ($0.028 per share)	—	—	(849)	—	(849)
Stock-based compensation	—	1,060	—	—	1,060
Common stock issued under stock plans, net of shares withheld for employee taxes	100	(855)	—	—	(855)
Balance at March 31, 2024	30,398	$249,280	$96,746	$(1,172)	$344,854

	Three Months Ended March 31, 2023
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2022	30,579	$254,832	$80,213	$(981)	$334,064
Net income	—	—	2,623	—	2,623
Other comprehensive loss	—	—	—	(35)	(35)
Dividends declared on common stock ($0.025 per share)	—	—	(767)	—	(767)
Stock-based compensation	—	945	—	—	945
Common stock issued under stock plans, net of shares withheld for employee taxes	103	(791)	—	—	(791)
Balance at March 31, 2023	30,682	$254,986	$82,069	$(1,016)	$336,039

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$5,227	$2,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,336	9,926
Stock-based compensation	1,060	945
Amortization of deferred commissions	2,957	2,712
Provision for credit losses	174	209
Deferred income taxes	771	800
Loss on equity method investments	31	127
Other	(346)	(85)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(5,782)	(4,787)
Prepaid royalties	(758)	(1,889)
Other prepaid expenses and other current assets	959	482
Deferred commissions	(1,928)	(1,490)
Other assets	(56)	147
Accounts payable and accrued expenses	(7,416)	(4,773)
Accrued royalties	1,157	1,090
Deferred revenue	14,552	14,504
Net cash provided by operating activities	20,938	20,541

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	—	(6,621)
Proceeds from maturities of marketable securities	14,000	1,000
Purchases of marketable securities	(14,124)	(2,850)
Proceeds from sale of non-marketable equity investments	765	—
Payments associated with capitalized software development	(7,019)	(7,566)
Purchases of property and equipment	(742)	(879)
Net cash used in investing activities	(7,120)	(16,916)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(855)	(791)
Payment of cash dividends	(849)	—
Net cash used in financing activities	(1,704)	(791)

Effect of exchange rate changes on cash and cash equivalents	(40)	(21)
Net increase in cash and cash equivalents	12,074	2,813
Cash and cash equivalents at beginning of period	40,333	46,023
Cash and cash equivalents at end of period	$52,407	$48,836

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. OVERVIEW AND BASIS OF PRESENTATION

Company Overview

HealthStream provides primarily Software-as-a-Service ("SaaS") based applications for healthcare organizations—all designed to improve business and clinical outcomes by supporting the people who deliver patient care. The Company is focused on helping individuals and organizations in healthcare meet their ongoing learning, clinical development, credentialing, and scheduling needs. The Company also provides its solutions to nursing schools and nursing students.

The Company is organized and operated according to its One HealthStream approach, with its hStream technology platform at the center of that approach. Increasingly, SaaS-based applications in the Company's diverse ecosystem of solutions utilize the Company's proprietary hStream technology platform to enhance the value proposition for customers by creating interoperability with and among other applications. As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “HealthStream,” “Company,” “we,” “us,” and “our” mean HealthStream, Inc. and its subsidiaries, unless the context indicates otherwise.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2023 (included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2024).

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In   November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker and other segment items on an interim and annual basis. Entities with a single reportable segment will also be required to apply the disclosure requirements in Accounting Standards Update ("ASU") 2023-07 on an interim and annual basis. ASU 2023-07 will be effective for the Company for annual periods beginning after  December 15, 2023 and interim periods within fiscal years beginning after  December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

Recently Issued Accounting Pronouncements Not Yet Adopted

In  December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide disclosure of disaggregated information in the entity’s tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after  December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. REVENUE RECOGNITION AND SALES COMMISSIONS

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended March 31,
	2024	2023
Subscription services	$70,205	$66,015
Professional services	2,555	2,931
Total revenues, net	$72,760	$68,946

For both the  three months ended March 31, 2024 and 2023, the Company recognized  $0.2 million in impairment losses on receivables and contract assets arising from the Company's contracts with customers.

During the three months ended  March 31, 2024 and 2023, the Company recognized revenues of $40.0 million and $39.1 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. As of March 31, 2024, approximately $514 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. The Company expects to recognize revenue related to approximately 44% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by the Company's sales employees are considered incremental and recoverable costs of obtaining a contract with a customer. The Company recorded amortization of deferred commissions of $3.0 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively, which is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

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

The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended March 31, 2024 and 2023, the Company recorded a provision for income taxes of approximately $1.3 million and $0.5 million, respectively.

The Company’s effective tax rate was 20% and 16% for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. The Company recognizes excess tax benefits and tax deficiencies associated with stock-based awards as a component of its provision for income taxes. During the three months ended March 31, 2024, the Company recorded discrete tax benefits of $17,000, which consisted primarily of a $129,000 tax benefit associated with stock-based awards, partially offset by $112,000 of discrete tax expense related to reserves for uncertain tax positions. During the three months ended March 31, 2023, the Company recorded discrete tax benefits of $53,000, which consisted primarily of a $133,000 tax benefit associated with stock-based awards. This tax benefit was partially offset by $80,000 of discrete tax expense related to reserves for uncertain tax positions.

5. SHAREHOLDERS’ EQUITY

Dividends on Common Stock

During the three months ended March 31, 2024, the Company's Board of Directors (“Board”) declared the following quarterly dividend under its dividend policy:

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
March 22, 2024	February 19, 2024	$0.028	March 11, 2024	$849,000

Additionally, on April 22, 2024, the Board declared a quarterly cash dividend of $0.028 per share, payable on May 17, 2024 to holders of record on May 6, 2024.

Stock-Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan and 2022 Omnibus Incentive Plan. The Company accounts for its stock-based compensation plans using the fair-value based method for costs related to share-based payments, including restricted share units (“RSUs”) and stock options. During the three months ended March 31, 2024, the Company issued 45,640 RSUs subject to service-based time vesting, with a weighted average grant date fair value of $26.79 per share, measured based on the closing fair market value of the Company's stock on the date of the grant. During the three months ended March 31, 2023, the Company issued 45,907 RSUs subject to service-based time vesting, with a weighted average grant date fair value of $26.25 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended  March 31, 2023, the Company granted 138,000 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the compensation committee of the Board (the “Compensation Committee”) on an annual basis in increments of 15%, 20%, 20%, 20%, and 25% based on performance in 2023, 2024, 2025, 2026, and 2027, respectively. The performance criteria for the second-year tranche, or 27,600 of these performance-based RSUs, is based on 2024 adjusted EBITDA. The measurement date for these 27,600 performance-based RSUs was established during the three months ended  March 31, 2024 with a weighted average grant date fair value of $26.79 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established. The performance criteria for the remaining 89,700 performance-based RSUs has not yet been determined and will be established on an annual basis in 2025, 2026, and 2027, as applicable; therefore, the measurement date for these remaining 89,700 performance-based RSUs cannot be determined until the performance criteria have been established.

During the three months ended  March 31, 2022, the Company approved the grant of 91,042 performance-based RSUs, the vesting of which occurs over a five-year period and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis in increments of 15%, 20%, 20%, 20%, and 25% based on performance in 2022, 2023, 2024, 2025, and 2026, respectively. The performance criteria and measurement date for the third-year tranche, or 18,211 of these performance-based RSUs, is based on 2024 adjusted EBITDA and was established during the three months ended  March 31, 2024 with a grant date fair value of $26.79 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established. The performance criteria for the remaining 40,967 performance-based RSUs has not yet been determined and will be established on an annual basis in 2025 and 2026, as applicable; therefore, the measurement date for these remaining 40,967 performance-based RSUs cannot be determined until the performance criteria have been established.

Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues (excluding depreciation and amortization)	$53	$48
Product development	197	167
Sales and marketing	136	113
Other general and administrative	674	617
Total stock-based compensation expense	$1,060	$945

Share Repurchase Plan

On September 13, 2023, the Company announced that the Board authorized a share repurchase program to repurchase up to $10.0 million of the Company's outstanding shares of common stock. The share repurchase program expired according to its terms on March 31, 2024. Under this program, the Company repurchased a total of 404,188 shares at an aggregate fair value of $8.9 million, reflecting an average price per share of $22.07 (excluding the cost of broker commissions). No repurchases occurred under this program during the three months ended  March 31, 2024.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 176,000 and 268,000 for the three months ended March 31, 2024 and 2023, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$5,227	$2,623
Denominator:
Weighted-average shares outstanding	30,313	30,591
Effect of dilutive shares	105	68
Weighted-average diluted shares	30,418	30,659

Net income per share:
Basic	$0.17	$0.09
Diluted	$0.17	$0.09

7. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	March 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$31,261	$6	$(2)	$31,265
Total	$31,261	$6	$(2)	$31,265

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$30,791	$10	$(1)	$30,800
Total	$30,791	$10	$(1)	$30,800

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of March 31, 2024, the Company did not recognize any allowance for credit impairments on its available for sale securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

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

As of March 31, 2024, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three months ended March 31, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward‑Looking Statements

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Form 10-Q and our audited Consolidated Financial Statements and the Notes thereto for the year ended December 31, 2023, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2024 (the “2023 Form 10-K”). Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements set forth above and the risks set forth under the caption Part I, Item 1A. Risk Factors in our 2023 Form 10-K and other disclosures in our 2023 Form 10-K, earnings releases, and other filings with the SEC from time to time, as well as other cautionary statements contained elsewhere in this Form 10-Q, including our critical accounting policies and estimates as discussed in this Form 10-Q and our 2023 Form 10-K. We undertake no obligation to update or revise any forward-looking statements. You should read this Form 10-Q and the documents that we reference in this Form 10-Q and have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we currently expect.

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

Significant financial metrics for the first quarter of 2024 are set forth in the bullets below.

•	Revenues of $72.8 million in the first quarter of 2024, up 6% from $68.9 million in the first quarter of 2023

•	Operating income of $5.7 million in the first quarter of 2024, up 97% from $2.9 million in the first quarter of 2023

•	Net income of $5.2 million in the first quarter of 2024, up 99% from $2.6 million in the first quarter of 2023

•	Earnings per share (“EPS”) of $0.17 per share (diluted) in the first quarter of 2024, up from $0.09 per share (diluted) in the first quarter of 2023

•	Adjusted EBITDA[1] of $17.1 million in the first quarter of 2024, up 24% from $13.7 million in the first quarter of 2023
[1]

Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income and disclosure regarding why we believe adjusted EBITDA provides useful information to investors is included later in this Form 10-Q.

Recent Developments

Macroeconomic conditions in the U.S. continue to be challenging in various respects, including as the result of ongoing inflationary pressures, elevated interest rate levels, challenging labor market conditions, and uncertain geopolitical conditions. In this regard, we have experienced in certain recent periods, and believe that many of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with current inflationary pressures. These conditions impacting the U.S. economy and our customers in the healthcare industry have adversely affected, and may continue to adversely impact, our business and results of operations.

While the COVID-19 pandemic continues to cause some level of uncertainty, the impact of the pandemic itself on public health and economic conditions has significantly lessened and normalized to the point of reaching an endemic stage. As our business is focused on providing solutions to healthcare organizations, we continue to closely monitor any developments related to COVID-19 and remain prepared to modify our operating approaches to address COVID 19-related developments or other public health related events as they may arise.

Key Financial Metrics

Our management utilizes the following financial metrics in connection with managing our business.

•

Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations and, for businesses acquired prior to the adoption of ASU 2021-08 on January 1, 2022, reflects deferred revenue write-downs associated with fair value accounting for such acquired businesses. Revenues, net, were $72.8 million for the three months ended March 31, 2024, compared to $68.9 million for the three months ended March 31, 2023. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, certain short-term cash incentive bonuses and performance-based equity award grants are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $17.1 million for the three months ended March 31, 2024, compared to $13.7 million for the three months ended March 31, 2023.

•

Capital Expenditures. Capital expenditures represent cash payments incurred for purchases of property and equipment and during the development phase for projects to develop software and content. Capital expenditures were $7.8 million for the three months ended March 31, 2024 compared to $8.4 million for the three months ended March 31, 2023. Management utilizes this metric in connection with managing the allocation of capitalized expenditures in which the Company invests related to the development of its products and believes that this metric is a key indicator of investment in products relative to their current and expected performance.

•

Net Income. Net income represents revenues, net less all expenses. Net income was $5.2 million for the three months ended March 31, 2024, compared to $2.6 million for the three months ended March 31, 2023. Management utilizes net income in connection with managing our business, including with regard to our capital deployment strategies.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas where management’s judgment in selecting among available alternatives would not produce a materially different result. See Notes to the Consolidated Financial Statements in our 2023 Form 10-K and the Notes to the Condensed Consolidated Financial Statements herein which contain additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2023 Form 10-K.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues, net. Revenues increased $3.8 million, or 6%, to $72.8 million for the three months ended March 31, 2024 from $68.9 million for the three months ended March 31, 2023. Subscription revenues increased $4.2 million, or 6%, but were partially offset by $0.4 million of declines from professional services revenues.

A comparison of revenues by revenue source is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Percentage Change
Subscription services	$70,205	$66,015	6%
Professional services	2,555	2,931	-13%
Total revenues, net	$72,760	$68,946	6%

% of Revenues
Subscription services	96%	96%
Professional services	4%	4%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $0.7 million, or 3%, to $24.6 million for the three months ended March 31, 2024, from $23.9 million for the three months ended March 31, 2023. Cost of revenues as a percentage of revenues were 34% and 35% for the three months ended March 31, 2024 and 2023, respectively. The increase in expense is primarily associated with higher costs for cloud hosting, royalties, and software, which were partially offset by a reduction in labor costs. Labor costs recognized during the three months ended March 31, 2023 included severance costs incurred in connection with the Company's previously disclosed restructuring under a single platform strategy.

Product Development. Product development expenses increased $0.3 million, or 3%, to $12.0 million for the three months ended March 31, 2024, from $11.7 million for the three months ended March 31, 2023. Product development expenses as a percentage of revenues were 17% for both the three months ended March 31, 2024 and 2023. The increase in expense is primarily due to an increase in labor costs, partially offset by an increase in labor capitalized for internally developed software.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $45,000 to $11.8 million for the three months ended March 31, 2024, from $11.7 million for the three months ended March 31, 2023. Sales and marketing expenses were 16% and 17% of revenues for the three months ended March 31, 2024 and 2023, respectively. The increase in expense is primarily due to increases in general marketing expenses, travel expenses, and commissions, which were partially offset by a decrease in labor costs.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.6 million, or 6%, to $8.3 million for the three months ended March 31, 2024, from $8.9 million for the three months ended March 31, 2023. Other general and administrative expenses were 11% and 13% of revenues for the three months ended March 31, 2024 and 2023, respectively. The decrease is primarily due to lower labor costs and professional service fees, which were partially offset by higher software expenses.

Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million, or 4%, to $10.3 million for the three months ended March 31, 2024, from $9.9 million for the three months ended March 31, 2023. This increase is primarily a result of an increase in amortization associated with capitalized software.

Other Income, Net. Other income, net was $0.9 million for the three months ended March 31, 2024, compared to $0.3 million for the three months ended March 31, 2023. The increase is primarily the result of an increase in interest income earned on cash and investments during the three months ended March 31, 2024.

Income Tax Provision. The Company recorded a provision for income taxes of $1.3 million for the three months ended March 31, 2024, compared to $0.5 million for the three months ended March 31, 2023. The Company’s effective tax rate was 20% for the three months ended March 31, 2024, compared to 16% for the three months ended March 31, 2023. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. During the three months ended March 31, 2024, the Company recorded discrete tax benefits of $17,000, which consisted primarily of a $129,000 tax benefit associated with stock-based awards, partially offset by $112,000 of discrete tax expense related to reserves for uncertain tax positions. During the three months ended March 31, 2023, the Company recorded discrete tax benefits of $53,000, which consisted primarily of a $133,000 tax benefit associated with stock-based awards. This tax benefit was partially offset by $80,000 of discrete tax expense related to uncertain tax positions.

Net Income. Net income was $5.2 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively. EPS was $0.17 per share (diluted) and $0.09 per share (diluted) for the three months ended March 31, 2024 and 2023, respectively.

Adjusted EBITDA was $17.1 million for the three months ended March 31, 2024, compared to $13.7 million for the three months ended March 31, 2023. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

Reconciliation of Non-GAAP Financial Measures

This Form 10-Q presents adjusted EBITDA, which is a non-GAAP financial measure used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income before interest, income taxes, stock-based compensation, depreciation and amortization, and changes in fair value of, including gains (losses) on the sale of, non-marketable equity investments (“adjusted EBITDA”) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items which may not, in any such case, fully reflect the underlying operating performance of our business. In addition, as discussed below, for periods ended on or prior to December 31, 2023, adjusted EBITDA excludes the impact of deferred revenue write-downs associated with fair value accounting for acquired businesses. We believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operating performance and to compare the Company’s operating performance between periods. Additionally, certain short-term cash incentive bonuses and performance-based equity awards are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets.

As previously disclosed, prior to the Company early adopting ASU 2021-08 effective January 1, 2022, following the completion of any acquisition by the Company, the Company was required to record the acquired deferred revenue at fair value as defined in GAAP, which typically resulted in a write-down of the acquired deferred revenue. In connection therewith, management determined that including an adjustment in the definition of adjusted EBITDA for the impact of the deferred revenue write-downs associated with fair value accounting for businesses acquired prior to the January 1, 2022 effective date of the Company's adoption of ASU 2021-08 (the “Pre-2022 Acquisitions”) provided useful information to investors because the deferred revenue write-down recognized in periods after any such Pre-2022 Acquisition could, given the nature of this non-cash accounting impact, cause our GAAP financial results during such periods to not fully reflect our underlying operating performance. Following the adoption of ASU 2021-08, contracts acquired in an acquisition completed on or after January 1, 2022 have been measured as if the Company had originated the contract (rather than the contract being measured at fair value) such that, for such acquisitions, the Company no longer records deferred revenue write-downs associated with acquired businesses. With respect to periods ended on or prior to December 31, 2023, the Company has included an adjustment in the calculation of adjusted EBITDA for the impact of deferred revenue write-downs associated with the Pre-2022 Acquisitions consistent with this prior accounting standard, given the ongoing impact of such deferred revenue on the Company's financial results under GAAP over this time period.  With respect to periods beginning on or after January 1, 2024, the Company is no longer recognizing any deferred revenue write-downs associated with the Pre-2022 Acquisitions under GAAP, and accordingly such deferred revenue write-downs are no longer an adjustment in connection with the calculation of adjusted EBITDA for periods beginning on and after January 1, 2024.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income, is set forth below (in thousands).

	Three Months Ended March 31,
	2024	2023
Net income	$5,227	$2,623
Deferred revenue write-down	—	50
Interest income	(904)	(363)
Interest expense	24	33
Income tax provision	1,316	518
Stock-based compensation expense	1,060	945
Depreciation and amortization	10,336	9,926
Adjusted EBITDA	$17,059	$13,732

Liquidity and Capital Resources

Net cash provided by operating activities increased by $0.4 million to $20.9 million during the three months ended March 31, 2024, from $20.5 million during the three months ended March 31, 2023. The increase in net cash provided by operating activities is primarily due to higher cash collections compared to the prior year period. Our days sales outstanding ("DSO") was 46 days for the first quarter of 2024 compared to 51 days for the first quarter of 2023. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, income tax payments, and general corporate expenses.

Net cash used in investing activities was $7.1 million for the three months ended March 31, 2024, compared to $16.9 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company invested in marketable securities of $14.1 million, made payments for capitalized software development of $7.0 million, and purchased property and equipment of $0.7 million. These uses of cash were partially offset by $14.0 million in maturities of marketable securities and $0.8 million received upon the settlement and release of escrowed proceeds related to a prior sale of a non-marketable equity investment. During the three months ended March 31, 2023, the Company spent $6.6 million for the acquisition of substantially all of the assets of Electronic Education Documentation System, LLC ("eeds") (note: the eeds acquisition was consummated on December 31, 2022, but was funded in January 2023 such that the purchase price for eeds impacted net cash used in investing activities during the three months ended March 31, 2023), invested in marketable securities of $2.9 million, made payments for capitalized software development of $7.6 million, and purchased property and equipment of $0.9 million. These uses of cash were partially offset by $1.0 million in maturities of marketable securities.

Net cash used in financing activities was approximately $1.7 million for the three months ended March 31, 2024, compared to $0.8 million for the three months ended March 31, 2023. The uses of cash for the three months ended March 31, 2024 included $0.8 million for the payment of cash dividends and $0.9 million for the payment of employee payroll taxes in relation to the vesting of restricted share units. The uses of cash for the three months ended March 31, 2023 included $0.8 million for the payment of employee payroll taxes in relation to the vesting of restricted share units.

Our balance sheet reflects positive working capital of $21.3 million at March 31, 2024, compared to positive working capital of $11.8 million at December 31, 2023. The increase in working capital is primarily a result of an increase in cash and cash equivalents. The Company’s primary source of liquidity as of March 31, 2024 was $52.4 million of cash and cash equivalents and $31.3 million of marketable securities.

On October 6, 2023, the Company entered into a new revolving credit facility, which amended and replaced our prior revolving credit facility. There currently are no outstanding borrowings under our revolving credit facility. For additional information regarding our revolving credit facility, see Note 8 to the Condensed Consolidated Financial Statements included herein.

On September 13, 2023, the Company announced a share repurchase program approved by the Company's Board under which the Company was authorized to purchase up to $10.0 million of the Company's outstanding shares of common stock. The share repurchase program expired according to its terms on March 31, 2024, and no repurchases occurred during the three months ended March 31, 2024. During the term of this program, the Company repurchased a total of 404,188 shares under this program at an aggregate fair value of $8.9 million, based on an average price per share of $22.07 (excluding the cost of broker commissions). We may elect in the future to adopt a new share repurchase program.

On February 20, 2023, we announced that our Board approved a quarterly dividend policy. Under this dividend policy, our Board declared, and the Company paid, quarterly cash dividends on our common stock at the rate of $0.025 per share during the year ended December 31, 2023. In addition, on February 19, 2024, our Board approved a quarterly dividend under this dividend policy at a rate of $0.028 per share, which was paid on March 22, 2024 to the holders of record of our common stock on March 11, 2024. Moreover, on April 22, 2024, the Board approved a quarterly cash dividend of $0.028 per share, which will be payable on May 17, 2024 to holders of record of our common stock on May 6, 2024.

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

We believe that our existing cash and cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, dividend payments, any repurchases of shares we may elect to make under any future share repurchase program, and capital expenditures for at least the next 12 months and for the foreseeable future thereafter.

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our new revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of March 31, 2024, we were in compliance with all covenants under our revolving credit facility. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot provide assurance that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of March 31, 2024, and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which approximated $83.7 million at March 31, 2024. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by approximately $0.4 million.

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the first quarter of 2024 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2023, the Company announced a share repurchase program approved by the Company’s Board under which the Company was authorized to purchase up to $10.0 million of its common stock. During the term of this program, the Company repurchased 404,188 shares under this program at an aggregate fair value of $8.9 million, reflecting an average price per share of $22.07 (excluding the cost of broker commissions). The share repurchase program expired according to its term on March 31, 2024.

The table below sets forth activity under the stock repurchase plan for the three months ended March 31, 2024.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (January 1 - January 31)	—	$—	—	$1,079,336
Month #2 (February 1 - February 29)	—	—	—	1,079,336
Month #3 (March 1 - March 31)	—	—	—	—
Total	—	$—	—	$—

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended March 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	HealthStream, Inc. Amended and Restated Compensation Recoupment Policy (referenced as Exhibit 97 in exhibit index of Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024, where hyperlink was inadvertently omitted)
101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

April 25, 2024	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer