Form 10-Q
period 2024-06-30
HEALTHSTREAM INC
filed 2024-07-25
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of July 22, 2024, there were 30,408,110 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$46,131	$40,333
Marketable securities	36,869	30,800
Accounts receivable, net of allowance for doubtful accounts of $978 and $781 at June 30, 2024 and December 31, 2023, respectively	31,801	34,346
Accounts receivable - unbilled	4,394	4,100
Prepaid royalties, net of amortization	9,043	10,202
Prepaid software maintenance and subscriptions	7,754	7,397
Other prepaid expenses and other current assets	3,120	3,032
Total current assets	139,112	130,210

Property and equipment, net of accumulated depreciation of $21,423 and $19,503 at June 30, 2024 and December 31, 2023, respectively	11,880	13,005
Capitalized software development, net of accumulated amortization of $139,063 and $127,009 at June 30, 2024 and December 31, 2023, respectively	41,540	40,643
Operating lease right of use assets, net	18,842	20,114
Goodwill	190,968	191,379
Customer-related intangibles, net of accumulated amortization of $61,107 and $57,095 at June 30, 2024 and December 31, 2023, respectively	50,569	54,742
Other intangible assets, net of accumulated amortization of $17,084 and $16,603 at June 30, 2024 and December 31, 2023, respectively	10,603	13,289
Deferred commissions	31,377	31,700
Non-marketable equity investments	4,053	4,134
Other assets	611	726
Total assets	$499,555	$499,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,805	$7,465
Accrued expenses	15,004	22,717
Accrued royalties	4,187	4,556
Deferred revenue	86,887	83,623
Total current liabilities	111,883	118,361

Deferred tax liabilities	15,568	16,132
Deferred revenue, noncurrent	1,891	2,169
Operating lease liability, noncurrent	18,780	20,247
Other long-term liabilities	2,219	2,281

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 30,408 and 30,298 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	250,368	249,075
Retained earnings	100,063	92,368
Accumulated other comprehensive loss	(1,217)	(691)
Total shareholders’ equity	349,214	340,752
Total liabilities and shareholders’ equity	$499,555	$499,942

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues, net	$71,556	$69,198	$144,316	$138,144
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	23,738	23,567	48,355	47,424
Product development	12,076	11,031	24,107	22,711
Sales and marketing	11,405	11,307	23,179	23,035
Other general and administrative expenses	9,556	9,063	17,868	17,927
Depreciation and amortization	10,370	10,222	20,706	20,148
Total operating costs and expenses	67,145	65,190	134,215	131,245

Operating income	4,411	4,008	10,101	6,899

Other income, net	889	492	1,741	742

Income before income tax provision	5,300	4,500	11,842	7,641
Income tax provision	1,132	367	2,448	885
Net income	$4,168	$4,133	$9,394	$6,756

Net income per share:
Basic	$0.14	$0.13	$0.31	$0.22
Diluted	$0.14	$0.13	$0.31	$0.22

Weighted average shares of common stock outstanding:
Basic	30,401	30,684	30,357	30,638
Diluted	30,526	30,775	30,472	30,717
Dividends declared per share	$0.028	$0.025	$0.056	$0.050

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$4,168	$4,133	$9,394	$6,756

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(44)	177	(519)	144
Unrealized loss on marketable securities	(1)	(50)	(7)	(52)
Total other comprehensive (loss) income	(45)	127	(526)	92
Comprehensive income	$4,123	$4,260	$8,868	$6,848

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Six Months Ended June 30, 2024
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2023	30,298	$249,075	$92,368	$(691)	$340,752
Net income	—	—	5,227	—	5,227
Comprehensive loss	—	—	—	(481)	(481)
Dividends declared on common stock ($0.028 per share)	—	—	(849)	—	(849)
Stock-based compensation	—	1,060	—	—	1,060
Common stock issued under stock plans, net of shares withheld for employee taxes	100	(855)	—	—	(855)
Balance at March 31, 2024	30,398	$249,280	$96,746	$(1,172)	$344,854
Net income	—	—	4,168	—	4,168
Comprehensive loss	—	—	—	(45)	(45)
Dividends declared on common stock ($0.028 per share)	—	—	(851)	—	(851)
Stock-based compensation	—	1,094	—	—	1,094
Common stock issued under stock plans, net of shares withheld for employee taxes	10	(6)	—	—	(6)
Balance at June 30, 2024	30,408	$250,368	$100,063	$(1,217)	$349,214

	Six Months Ended June 30, 2023
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2022	30,579	$254,832	$80,213	$(981)	$334,064
Net income	—	—	2,623	—	2,623
Comprehensive loss	—	—	—	(35)	(35)
Dividends declared on common stock ($0.025 per share)	—	—	(767)	—	(767)
Stock-based compensation	—	945	—	—	945
Common stock issued under stock plans, net of shares withheld for employee taxes	103	(791)	—	—	(791)
Balance at March 31, 2023	30,682	$254,986	$82,069	$(1,016)	$336,039
Net income	—	—	4,133	—	4,133
Comprehensive income	—	—	—	127	127
Dividends declared on common stock ($0.025 per share)	—	—	(767)	—	(767)
Stock-based compensation	—	1,093	—	—	1,093
Common stock issued under stock plans, net of shares withheld for employee taxes	4	(6)	—	—	(6)
Balance at June 30, 2023	30,686	$256,073	$85,435	$(889)	$340,619

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$9,394	$6,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,706	20,148
Stock-based compensation	2,154	2,038
Amortization of deferred commissions	5,956	5,464
Provision for credit losses	1,802	371
Deferred income taxes	(542)	(490)
Loss on equity method investments	82	241
Other	(746)	(342)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	449	1,460
Prepaid royalties	1,158	(810)
Other prepaid expenses and other current assets	(1,211)	(2,408)
Deferred commissions	(5,632)	(5,830)
Other assets	116	315
Accounts payable and accrued expenses	(8,912)	(2,835)
Accrued royalties	(370)	(207)
Deferred revenue	2,985	1,618
Net cash provided by operating activities	27,389	25,489

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	—	(6,621)
Proceeds from maturities of marketable securities	29,196	10,000
Purchases of marketable securities	(34,526)	(31,983)
Proceeds from sale of non-marketable equity investments	765	—
Payments associated with capitalized software development	(13,552)	(13,309)
Purchases of property and equipment	(914)	(1,382)
Net cash used in investing activities	(19,031)	(43,295)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(861)	(797)
Payment of cash dividends	(1,700)	(1,534)
Net cash used in financing activities	(2,561)	(2,331)

Effect of exchange rate changes on cash and cash equivalents	1	(81)
Net increase (decrease) in cash and cash equivalents	5,798	(20,218)
Cash and cash equivalents at beginning of period	40,333	46,023
Cash and cash equivalents at end of period	$46,131	$25,805

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In  November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker and other segment items on an interim and annual basis. Entities with a single reportable segment will also be required to apply the disclosure requirements in ASU 2023-07 on an interim and annual basis. ASU 2023-07 will be effective for the Company for annual periods beginning after  December 15, 2023 and interim periods within fiscal years beginning after  December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. REVENUE RECOGNITION AND SALES COMMISSIONS

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Subscription services	$69,013	$66,506	$139,218	$132,521
Professional services	2,543	2,692	5,098	5,623
Total revenues, net	$71,556	$69,198	$144,316	$138,144

For the  three months ended June 30, 2024 and 2023, the Company recognized  $1.6 million and  $0.2 million in impairment losses on receivables and contract assets arising from the Company's contracts with customers, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized $1.8 million and $0.4 million in impairment losses on receivables and contract assets arising from the Company's contracts with customers, respectively.

During the three months ended  June 30, 2024 and 2023, the Company recognized revenues of $47.2 million and $43.6 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. During the six months ended June 30, 2024 and 2023, the Company recognized revenues of $65.2 million and $62.1 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. As of June 30, 2024, approximately $538 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. The Company expects to recognize revenue related to approximately 43% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by the Company's sales employees are considered incremental and recoverable costs of obtaining a contract with a customer. The Company recorded amortization of deferred commissions of $3.0 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively, and $6.0 million and $5.5 million for the six months ended June 30, 2024 and 2023, respectively, which is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

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

The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended June 30, 2024 and 2023, the Company recorded a provision for income taxes of $1.1 million and $0.4 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded a provision for income taxes of $2.4 million and $0.9 million, respectively.

The Company’s effective tax rate was 21% and 12% for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. The Company recognizes excess tax benefits and tax deficiencies associated with stock-based awards as a component of its provision for income taxes. During the six months ended June 30, 2024, the Company recorded discrete tax expense of $14,000, which consisted primarily of discrete tax expense of $0.2 million related to reserves for uncertain tax positions, partially offset by a $0.1 million discrete tax benefit associated with stock-based awards. During the six months ended June 30, 2023, the Company recorded discrete tax benefits of $0.5 million, which consisted primarily of tax benefits associated with changes in state apportionment rules in Tennessee upon the enactment of the Tennessee Works Tax Act in the amount of $0.6 million, and stock-based awards, in the amount of $0.1 million. This tax benefit for the six months ended June 30, 2023 was partially offset by $0.2 million of discrete tax expense related to reserves for uncertain tax positions.

5. SHAREHOLDERS’ EQUITY

Dividends on Common Stock

During the six months ended June 30, 2024, the Company's Board of Directors (“Board”) declared the following quarterly dividends under the Company's dividend policy:

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
March 22, 2024	February 19, 2024	$0.028	March 11, 2024	$849,000
May 17, 2024	April 22, 2024	0.028	May 6, 2024	851,000
Total dividends		$0.056		$1,700,000

Additionally, on July 22, 2024, the Board declared a quarterly cash dividend of $0.028 per share, payable on August 16, 2024 to holders of record on August 5, 2024.

Stock-Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan and 2022 Omnibus Incentive Plan. The Company accounts for its stock-based compensation plans using the fair-value based method for costs related to share-based payments, including restricted share units (“RSUs”) and stock options. During the six months ended June 30, 2024, the Company issued 69,784 RSUs subject to service-based time vesting, with a weighted average grant date fair value of $26.92 per share, measured based on the closing fair market value of the Company's stock on the date of the grant. During the six months ended June 30, 2023, the Company issued 72,923 RSUs subject to service-based time vesting, with a weighted average grant date fair value of $25.36 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended  June 30, 2023, the Company granted 138,000 performance-based RSUs, the vesting of which occurs over a five-year period in increments of 15%, 20%, 20%, 20%, and 25% and is contingent upon continued service and achieving certain performance criteria established by the compensation committee of the Board (the “Compensation Committee”) on an annual basis based on performance in 2023, 2024, 2025, 2026, and 2027, respectively. The performance criteria for the second-year tranche, or 27,600 of these performance-based RSUs, is based on 2024 adjusted EBITDA. The measurement date for these 27,600 performance-based RSUs was established during the six months ended  June 30, 2024 with a weighted average grant date fair value of $26.79 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established. The performance criteria for the remaining 89,700 performance-based RSUs has not yet been determined and will be established on an annual basis in 2025, 2026, and 2027, as applicable; therefore, the measurement date for these remaining 89,700 performance-based RSUs cannot be determined until the performance criteria have been established.

During the six months ended  June 30, 2022, the Company approved the grant of 91,042 performance-based RSUs, the vesting of which occurs over a five-year period in increments of 15%, 20%, 20%, 20%, and 25% and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis based on performance in 2022, 2023, 2024, 2025, and 2026, respectively. The performance criteria and measurement date for the third-year tranche, or 18,211 of these performance-based RSUs, is based on 2024 adjusted EBITDA and was established during the six months ended  June 30, 2024 with a grant date fair value of $26.79 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established. The performance criteria for the remaining 40,967 performance-based RSUs has not yet been determined and will be established on an annual basis in 2025 and 2026, as applicable; therefore, the measurement date for these remaining 40,967 performance-based RSUs cannot be determined until the performance criteria have been established.

Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues (excluding depreciation and amortization)	$50	$50	$103	$99
Product development	202	187	399	354
Sales and marketing	140	131	276	243
Other general and administrative	702	725	1,376	1,342
Total stock-based compensation expense	$1,094	$1,093	$2,154	$2,038

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 155,000 and 225,000 for the three months ended June 30, 2024 and 2023, respectively, and 166,000 and 246,000 for the six months ended June 30, 2024 and 2023, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$4,168	$4,133	$9,394	$6,756
Denominator:
Weighted-average shares outstanding	30,401	30,684	30,357	30,638
Effect of dilutive shares	125	91	115	79
Weighted-average diluted shares	30,526	30,775	30,472	30,717

Net income per share:
Basic	$0.14	$0.13	$0.31	$0.22
Diluted	$0.14	$0.13	$0.31	$0.22

7. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	June 30, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$36,867	$4	$(2)	$36,869
Total	$36,867	$4	$(2)	$36,869

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$30,791	$10	$(1)	$30,800
Total	$30,791	$10	$(1)	$30,800

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of June 30, 2024, the Company did not recognize any allowance for credit impairments on its available for sale securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. DEBT

Revolving Credit Facility

On  October 6, 2023, the Company entered into an Amended and Restated Revolving Credit Agreement (“Revolving Credit Facility”), amending the Revolving Credit Facility dated as of  November 24, 2014, as amended, with certain lenders party thereto from time to time, and Truist, as Administrative Agent for the lenders. Under the Revolving Credit Facility, the Company  may borrow up to $50.0 million, which includes a $5.0 million swingline sub-facility and a $5.0 million letter of credit sub-facility, as well as an accordion feature that allows the Company to increase the Revolving Credit Facility by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The Revolving Credit Facility has a maturity date of  October 6, 2026.

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

As of June 30, 2024, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three and six months ended June 30, 2024.

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

Significant financial metrics for the second quarter of 2024 are set forth in the bullets below.

•	Revenues of $71.6 million in the second quarter of 2024, up 3.4% from $69.2 million in the second quarter of 2023

•	Operating income of $4.4 million in the second quarter of 2024, up 10.1% from $4.0 million in the second quarter of 2023

•	Net income of $4.2 million in the second quarter of 2024, up 0.8% from $4.1 million in the second quarter of 2023

•	Earnings per share (“EPS”) of $0.14 per share (diluted) in the second quarter of 2024, up from $0.13 per share (diluted) in the second quarter of 2023

•	Adjusted EBITDA[1] of $15.8 million in the second quarter of 2024, up 3.3% from $15.3 million in the second quarter of 2023
[1]

Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income and disclosure regarding why we believe adjusted EBITDA provides useful information to investors is included later in this Form 10-Q.

Recent Developments

Macroeconomic conditions in the U.S. continue to be challenging in various respects, including as the result of inflationary conditions, elevated interest rate levels, and uncertain geopolitical conditions. In this regard, we have experienced in certain recent periods, and believe that many of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with inflationary conditions. These conditions impacting the U.S. economy and our customers in the healthcare industry have adversely affected, and may continue to adversely impact, our business and results of operations.

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

•

Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations and, for businesses acquired prior to the adoption of ASU 2021-08 on January 1, 2022, reflects deferred revenue write-downs associated with fair value accounting for such acquired businesses. Revenues, net, were $71.6 million and $144.3 million for the three and six months ended June 30, 2024, respectively, compared to $69.2 million and $138.1 million for the three and six months ended June 30, 2023, respectively. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, certain short-term cash incentive bonuses and performance-based equity award grants are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $15.8 million and $32.9 million for the three and six months ended June 30, 2024, respectively, compared to $15.3 million and $29.1 million for the three and six months ended June 30, 2023, respectively.

•

Capital Expenditures. Capital expenditures represent cash payments incurred for purchases of property and equipment and during the development phase for projects to develop software and content. Capital expenditures were $6.7 million and $14.5 million for the three and six months ended June 30, 2024, respectively, compared to $6.2 million and $14.7 million for the three and six months ended June 30, 2023, respectively. Management utilizes this metric in connection with managing the allocation of capitalized expenditures in which the Company invests related to the development of its products and believes that this metric is a key indicator of investment in products relative to their current and expected performance.

•

Net Income. Net income represents revenues, net less all expenses. Net income was $4.2 million and $9.4 million for the three and six months ended June 30, 2024, respectively, compared to $4.1 million and $6.8 million for the three and six months ended June 30, 2023. Management utilizes net income in connection with managing our business, including with regard to our capital deployment strategies.

Critical Accounting Policies and Estimates

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with US GAAP. These accounting principles require us to make certain estimates, judgments, and assumptions during the preparation of our Condensed Consolidated Financial Statements. We believe the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the Condensed Consolidated Financial Statements, as well as the reported amounts of revenues and expenses during the periods presented and related disclosures. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our Condensed Consolidated Financial Statements will be affected.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenues, net. Revenues increased $2.4 million, or 3%, to $71.6 million for the three months ended June 30, 2024 from $69.2 million for the three months ended June 30, 2023. Subscription revenues increased $2.5 million, or 4%, but were partially offset by $0.1 million of declines from professional services revenues.

A comparison of revenues by revenue source is as follows (in thousands):

	Three Months Ended June 30,
	2024	2023	Percentage Change
Subscription services	$69,013	$66,506	4%
Professional services	2,543	2,692	-6%
Total revenues, net	$71,556	$69,198	3%

% of Revenues
Subscription services	96%	96%
Professional services	4%	4%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $0.1 million, or 1%, to $23.7 million for the three months ended June 30, 2024, from $23.6 million for the three months ended June 30, 2023. Cost of revenues as a percentage of revenues were 33% and 34% for the three months ended June 30, 2024 and 2023, respectively. The increase in expense is primarily associated with higher costs for software and cloud hosting, which were partially offset by a reduction in royalties and labor costs.

Product Development. Product development expenses increased $1.1 million, or 9%, to $12.1 million for the three months ended June 30, 2024, from $11.0 million for the three months ended June 30, 2023. Product development expenses as a percentage of revenues were 17% and 16% for the three months ended June 30, 2024 and 2023, respectively. The increase is primarily due to an increase in labor costs, partially offset by an increase in labor capitalized for internally developed software.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $0.1 million, or 1%, to $11.4 million for the three months ended June 30, 2024, from $11.3 million for the three months ended June 30, 2023. Sales and marketing expenses were 16% of revenues for both the three months ended June 30, 2024 and 2023. The increase in expense is primarily due to increases in general marketing expenses, travel expenses, and commissions, which were partially offset by a decrease in labor costs.

Other General and Administrative Expenses. Other general and administrative expenses increased $0.5 million, or 5%, to $9.6 million for the three months ended June 30, 2024, from $9.1 million for the three months ended June 30, 2023. Other general and administrative expenses were 13% of revenues for both the three months ended June 30, 2024 and 2023, respectively. The increase in expense is primarily due to a $1.5 million increase in bad debt expense during the three months ended June 30, 2024 associated primarily with a customer bankruptcy, partially offset by lower labor costs and rent expense.

Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million, or 1%, to $10.4 million for the three months ended June 30, 2024, from $10.2 million for the three months ended June 30, 2023. This increase is primarily a result of an increase in amortization associated with capitalized software.

Other Income, Net. Other income, net was $0.9 million for the three months ended June 30, 2024, compared to $0.5 million for the three months ended June 30, 2023. The increase is primarily the result of an increase in interest income earned on cash and investments during the three months ended June 30, 2024.

Income Tax Provision. The Company recorded a provision for income taxes of $1.1 million for the three months ended June 30, 2024, compared to $0.4 million for the three months ended June 30, 2023. The Company’s effective tax rate was 21% for the three months ended June 30, 2024, compared to 8% for the three months ended June 30, 2023. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. During the three months ended June 30, 2024, the Company recorded discrete tax expense of $31,000, which consisted primarily of discrete tax expense related to reserves for uncertain tax positions. During the three months ended June 30, 2023, the Company recorded discrete tax benefits of $0.5 million, which consisted primarily of tax benefits in the amount of $0.6 million resulting from changes in apportionment rules in Tennessee upon the enactment of the Tennessee Works Tax Act, partially offset by $0.1 million of discrete tax expense related to reserves for uncertain tax positions.

Net Income. Net income was $4.2 million and $4.1 million for the three months ended June 30, 2024 and 2023, respectively. EPS was $0.14 per share (diluted) and $0.13 per share (diluted) for the three months ended June 30, 2024 and 2023, respectively.

Adjusted EBITDA was $15.8 million for the three months ended June 30, 2024, compared to $15.3 million for the three months ended June 30, 2023. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenues, net. Revenues increased $6.2 million, or 4%, to $144.3 million for the six months ended June 30, 2024 from $138.1 million for the six months ended June 30, 2023. Subscription revenues increased $6.7 million, or 5%, but were partially offset by $0.5 million of declines from professional services revenues.

A comparison of revenues by revenue source is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023	Percentage Change
Subscription services	$139,218	$132,521	5%
Professional services	5,098	5,623	-9%
Total revenues, net	$144,316	$138,144	4%

% of Revenues
Subscription services	96%	96%
Professional services	4%	4%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $1.0 million, or 2%, to $48.4 million for the six months ended June 30, 2024, from $47.4 million for the six months ended June 30, 2023. Cost of revenues as a percentage of revenues were 34% for both the six months ended June 30, 2024 and 2023. The increase in expense is primarily associated with higher software expenses and cloud hosting costs, partially offset by lower labor costs. Labor costs recognized during the six months ended June 30, 2023 included severance costs incurred in connection with the Company's previously disclosed restructuring under a single platform strategy.

Product Development. Product development expenses increased $1.4 million, or 6%, to $24.1 million for the six months ended June 30, 2024, from $22.7 million for the six months ended June 30, 2023. Product development expenses as a percentage of revenues were 17% and 16% for the six months ended June 30, 2024 and 2023, respectively. The increase is primarily due to an increase in labor costs, partially offset by an increase in labor capitalized for internally developed software.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $0.2 million, or 1%, to $23.2 million for the six months ended June 30, 2024, from $23.0 million for the six months ended June 30, 2023. Sales and marketing expenses were 16% and 17% of revenues for the six months ended June 30, 2024 and 2023, respectively. The increase in expense is primarily due to increases in general marketing expenses, commissions, and travel expenses, which were partially offset by a decrease in labor costs.

Other General and Administrative Expenses. Other general and administrative expenses decreased $60,000 to $17.9 million for the six months ended June 30, 2024, from $17.9 million for the six months ended June 30, 2023. Other general and administrative expenses were 12% and 13% of revenues for the six months ended June 30, 2024 and 2023, respectively. The decrease is primarily due to lower labor costs, professional service fees, and rent expense, which were partially offset by an increase in bad debt expense of $1.4 million, which was primarily associated with a customer bankruptcy.

Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 3%, to $20.7 million for the six months ended June 30, 2024, from $20.1 million for the six months ended June 30, 2023. This increase is primarily a result of an increase in amortization associated with capitalized software.

Other Income, Net. Other income, net was $1.7 million for the six months ended June 30, 2024, compared to $0.7 million for the six months ended June 30, 2023. The increase is primarily the result of an increase in interest income earned on cash and investments during the six months ended June 30, 2024.

Income Tax Provision. The Company recorded a provision for income taxes of $2.4 million for the six months ended June 30, 2024, compared to $0.9 million for the six months ended June 30, 2023. The Company’s effective tax rate was 21% for the six months ended June 30, 2024, compared to 12% for the six months ended June 30, 2023. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. During the six months ended June 30, 2024, the Company recorded discrete tax expense of $14,000, which consisted primarily of discrete tax expense of $0.2 million related to reserves for uncertain tax positions, partially offset by a $0.1 million discrete tax benefit associated with stock-based awards. During the six months ended June 30, 2023, the Company recorded discrete tax benefits of $0.5 million, which consisted primarily of tax benefits associated with changes in state apportionment rules in Tennessee upon the enactment of the Tennessee Works Tax Act in the amount of $0.6 million and stock-based awards in the amount of $0.1 million. This tax benefit was partially offset by $0.2 million of discrete tax expense related to reserves for uncertain tax positions.

Net Income. Net income was $9.4 million and $6.8 million for the six months ended June 30, 2024 and 2023, respectively. EPS was $0.31 per share (diluted) and $0.22 per share (diluted) for the six months ended June 30, 2024 and 2023, respectively.

Adjusted EBITDA was $32.9 million for the six months ended June 30, 2024, compared to $29.1 million for the six months ended June 30, 2023. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

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

As previously disclosed, prior to the Company early adopting ASU 2021-08 effective January 1, 2022, following the completion of any acquisition by the Company, the Company was required to record the acquired deferred revenue at fair value as defined in GAAP, which typically resulted in a write-down of the acquired deferred revenue. In connection therewith, management determined that including an adjustment in the definition of adjusted EBITDA for the impact of the deferred revenue write-downs associated with fair value accounting for businesses acquired prior to the January 1, 2022 effective date of the Company's adoption of ASU 2021-08 (the “Pre-2022 Acquisitions”) provided useful information to investors because the deferred revenue write-down recognized in periods after any such Pre-2022 Acquisition could, given the nature of this non-cash accounting impact, cause our GAAP financial results during such periods to not fully reflect our underlying operating performance. Following the adoption of ASU 2021-08, contracts acquired in an acquisition completed on or after January 1, 2022 have been measured as if the Company had originated the contract (rather than the contract being measured at fair value) such that, for such acquisitions, the Company no longer records deferred revenue write-downs associated with acquired businesses. With respect to periods ended on or prior to December 31, 2023, the Company has included an adjustment in the calculation of adjusted EBITDA for the impact of deferred revenue write-downs associated with the Pre-2022 Acquisitions consistent with this prior accounting standard, given the ongoing impact of such deferred revenue on the Company's financial results under GAAP over this time period. With respect to periods beginning on or after January 1, 2024, the Company no longer recognizes any deferred revenue write-downs associated with the Pre-2022 Acquisitions under GAAP, and accordingly such deferred revenue write-downs are not an adjustment in connection with the calculation of adjusted EBITDA for periods on and after January 1, 2024.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income, is set forth below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP net income	$4,168	$4,133	$9,394	$6,756
Deferred revenue write-down	—	48	—	98
Interest income	(944)	(550)	(1,848)	(913)
Interest expense	25	33	49	65
Income tax provision	1,132	367	2,448	885
Stock-based compensation expense	1,094	1,093	2,154	2,038
Depreciation and amortization	10,370	10,222	20,706	20,148
Adjusted EBITDA	$15,845	$15,346	$32,903	$29,077

Liquidity and Capital Resources

Net cash provided by operating activities increased by $1.9 million to $27.4 million during the six months ended June 30, 2024, from $25.5 million during the six months ended June 30, 2023. The increase in net cash provided by operating activities is primarily due to higher cash collections compared to the prior year period, but was partially offset by a $3.0 million increase in income tax payments. Our days sales outstanding (“DSO”) was 45 days for the second quarter of 2024 compared to 50 days for the second quarter of 2023. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, income tax payments, and general corporate expenses.

Net cash used in investing activities was $19.0 million for the six months ended June 30, 2024, compared to $43.3 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company invested in marketable securities of $34.5 million, made payments for capitalized software development of $13.6 million, and purchased property and equipment of $0.9 million. These uses of cash were partially offset by $29.2 million in maturities of marketable securities and $0.8 million received upon the settlement and release of escrowed proceeds related to a prior sale of a non-marketable equity investment. During the six months ended June 30, 2023, the Company spent $6.6 million for the acquisition of substantially all of the assets of Electronic Education Documentation System, LLC (“eeds”) (note: the eeds acquisition was consummated on December 31, 2022, but was funded in January 2023 such that the purchase price for eeds impacted net cash used in investing activities during the six months ended June 30, 2023), invested in marketable securities of $32.0 million, made payments for capitalized software development of $13.3 million, and purchased property and equipment of $1.4 million. These uses of cash were partially offset by $10.0 million in maturities of marketable securities.

Net cash used in financing activities was $2.6 million for the six months ended June 30, 2024, compared to $2.3 million for the six months ended June 30, 2023. The uses of cash for the six months ended June 30, 2024 included $1.7 million for the payment of cash dividends and $0.9 million for the payment of employee payroll taxes in relation to the vesting of RSUs. The uses of cash for the six months ended June 30, 2023 included $1.5 million for the payment of cash dividends and $0.8 million for the payment of employee payroll taxes in relation to the vesting of RSUs.

Our balance sheet reflects working capital of $27.2 million at June 30, 2024, compared to $11.8 million at December 31, 2023. The increase in working capital is primarily a result of an increase in cash and cash equivalents. The Company’s primary source of liquidity as of June 30, 2024 was $46.1 million of cash and cash equivalents and $36.9 million of marketable securities.

The Company also has a $50.0 million revolving credit facility. There currently are no outstanding borrowings under the revolving credit facility. The revolving credit facility expires on October 6, 2026, unless earlier renewed or amended. For additional information regarding our revolving credit facility, see Note 8 to the Condensed Consolidated Financial Statements included herein.

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

On February 20, 2023, we announced that our Board approved a quarterly dividend policy. Under this dividend policy, our Board declared, and the Company paid, quarterly cash dividends on our common stock at the rate of $0.025 per share during the year ended December 31, 2023. On February 19, 2024, our Board approved a quarterly dividend under this dividend policy at a rate of $0.028 per share, which was paid on March 22, 2024 to the holders of record of our common stock on March 11, 2024. On April 22, 2024, the Board approved a quarterly cash dividend of $0.028 per share, which was paid on May 17, 2024 to holders of record of our common stock on May 6, 2024. Moreover, on July 22, 2024, the Board approved a quarterly cash dividend of $0.028 per share, which will be payable on August 16, 2024 to holders of record of our common stock on August 5, 2024.

The dividend policy and the declaration and payment of each quarterly cash dividend will be subject to our Board’s continuing determination that the policy and the declaration and payment of dividends thereunder are in the best interests of our shareholders and are in compliance with applicable law and our credit agreement. Our Board retains the power to modify, suspend, or cancel the dividend policy and quarterly dividends thereunder in any manner and at any time that our Board may deem necessary or appropriate.

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

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our new revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of June 30, 2024, we were in compliance with all covenants under our revolving credit facility. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot provide assurance that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of June 30, 2024, and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which were $83.0 million at June 30, 2024. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by $0.4 million.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the second quarter of 2024 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None. Without limiting the generality of the foregoing, the Company did not have any share repurchase program in effect and did not purchase any shares of common stock of the Company during the three months ended June 30, 2024.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended June 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)	Exhibits

10.1	HealthStream, Inc. 2024 Cash Incentive Bonus Plan
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

July 25, 2024	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer