Form 10-Q
period 2024-09-30
HEALTHSTREAM INC
filed 2024-10-24
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

As of October 21, 2024, there were 30,414,883 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$57,489	$40,333
Marketable securities	37,404	30,800
Accounts receivable, net of allowance for doubtful accounts of $949 and $781 at September 30, 2024 and December 31, 2023, respectively	26,326	34,346
Accounts receivable - unbilled	5,350	4,100
Prepaid royalties, net of amortization	9,239	10,202
Prepaid software maintenance and subscriptions	6,677	7,397
Other prepaid expenses and other current assets	3,163	3,032
Total current assets	145,648	130,210

Property and equipment, net of accumulated depreciation of $22,362 and $19,503 at September 30, 2024 and December 31, 2023, respectively	11,086	13,005
Capitalized software development, net of accumulated amortization of $144,894 and $127,009 at September 30, 2024 and December 31, 2023, respectively	42,472	40,643
Operating lease right of use assets, net	18,172	20,114
Goodwill	191,139	191,379
Customer-related intangibles, net of accumulated amortization of $56,676 and $57,095 at September 30, 2024 and December 31, 2023, respectively	48,700	54,742
Other intangible assets, net of accumulated amortization of $18,420 and $16,603 at September 30, 2024 and December 31, 2023, respectively	9,269	13,289
Deferred commissions	31,777	31,700
Non-marketable equity investments	3,984	4,134
Other assets	584	726
Total assets	$502,831	$499,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,444	$7,465
Accrued expenses	17,367	22,717
Accrued royalties	5,822	4,556
Deferred revenue	82,939	83,623
Total current liabilities	110,572	118,361

Deferred tax liabilities	15,177	16,132
Deferred revenue, noncurrent	1,671	2,169
Operating lease liability, noncurrent	17,944	20,247
Other long-term liabilities	1,986	2,281

Shareholders’ equity:
Common stock, no par value, 75,000 shares authorized; 30,415 and 30,298 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	251,428	249,075
Retained earnings	104,937	92,368
Accumulated other comprehensive loss	(884)	(691)
Total shareholders’ equity	355,481	340,752
Total liabilities and shareholders’ equity	$502,831	$499,942

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues, net	$73,095	$70,339	$217,411	$208,482
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	24,470	23,587	72,825	71,010
Product development	12,100	10,901	36,208	33,610
Sales and marketing	11,497	11,290	34,676	34,324
Other general and administrative expenses	8,457	9,295	26,325	27,223
Depreciation and amortization	10,073	10,403	30,779	30,550
Total operating costs and expenses	66,597	65,476	200,813	196,717

Operating income	6,498	4,863	16,598	11,765

Other income, net	981	590	2,722	1,329

Income before income tax provision	7,479	5,453	19,320	13,094
Income tax provision	1,754	1,586	4,202	2,471
Net income	$5,725	$3,867	$15,118	$10,623

Net income per share:
Basic	$0.19	$0.13	$0.50	$0.35
Diluted	$0.19	$0.13	$0.50	$0.35

Weighted average shares of common stock outstanding:
Basic	30,409	30,683	30,374	30,653
Diluted	30,590	30,769	30,512	30,734
Dividends declared per share	$0.028	$0.025	$0.084	$0.075

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$5,725	$3,867	$15,118	$10,623

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	290	(371)	(229)	(227)
Unrealized gain (loss) on marketable securities	43	21	36	(31)
Total other comprehensive income (loss)	333	(350)	(193)	(258)
Comprehensive income	$6,058	$3,517	$14,925	$10,365

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Nine Months Ended September 30, 2024
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at December 31, 2023	30,298	$249,075	$92,368	$(691)	$340,752
Net income	—	—	5,227	—	5,227
Comprehensive loss	—	—	—	(481)	(481)
Dividends declared on common stock ($0.028 per share)	—	—	(849)	—	(849)
Stock-based compensation	—	1,060	—	—	1,060
Common stock issued under stock plans, net of shares withheld for employee taxes	100	(855)	—	—	(855)
Balance at March 31, 2024	30,398	$249,280	$96,746	$(1,172)	$344,854
Net income	—	—	4,168	—	4,168
Comprehensive loss	—	—	—	(45)	(45)
Dividends declared on common stock ($0.028 per share)	—	—	(851)	—	(851)
Stock-based compensation	—	1,094	—	—	1,094
Common stock issued under stock plans, net of shares withheld for employee taxes	10	(6)	—	—	(6)
Balance at June 30, 2024	30,408	$250,368	$100,063	$(1,217)	$349,214
Net income	—	—	5,725	—	5,725
Comprehensive income	—	—	—	333	333
Dividends declared on common stock ($0.028 per share)	—	—	(851)	—	(851)
Stock-based compensation	—	1,131	—	—	1,131
Common stock issued under stock plans, net of shares withheld for employee taxes	7	(71)	—	—	(71)
Balance at September 30, 2024	30,415	$251,428	$104,937	$(884)	$355,481

	Nine Months Ended September 30, 2023
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at December 31, 2022	30,579	$254,832	$80,213	$(981)	$334,064
Net income	—	—	2,623	—	2,623
Comprehensive loss	—	—	—	(35)	(35)
Dividends declared on common stock ($0.025 per share)	—	—	(767)	—	(767)
Stock-based compensation	—	945	—	—	945
Common stock issued under stock plans, net of shares withheld for employee taxes	103	(791)	—	—	(791)
Balance at March 31, 2023	30,682	$254,986	$82,069	$(1,016)	$336,039
Net income	—	—	4,133	—	4,133
Comprehensive income	—	—	—	127	127
Dividends declared on common stock ($0.025 per share)	—	—	(767)	—	(767)
Stock-based compensation	—	1,093	—	—	1,093
Common stock issued under stock plans, net of shares withheld for employee taxes	4	(6)	—	—	(6)
Balance at June 30, 2023	30,686	$256,073	$85,435	$(889)	$340,619
Net income	—	—	3,867	—	3,867
Comprehensive loss	—	—	—	(350)	(350)
Dividends declared on common stock ($0.025 per share)	—	—	(767)	—	(767)
Stock-based compensation	—	1,038	—	—	1,038
Common stock issued under stock plans, net of shares withheld for employee taxes	3	(20)	—	—	(20)
Repurchase of common stock	(99)	(2,141)	—	—	(2,141)
Balance at September 30, 2023	30,590	$254,950	$88,535	$(1,239)	$342,246

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$15,118	$10,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,779	30,550
Stock-based compensation	3,285	3,076
Amortization of deferred commissions	9,060	8,467
Provision for credit losses	2,027	675
Deferred income taxes	(960)	(2,634)
Loss on equity method investments	150	330
Change in fair value of non-marketable equity investments	—	(45)
Other	(1,205)	(603)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	4,744	7,230
Prepaid royalties	962	(1,684)
Other prepaid expenses and other current assets	(177)	(817)
Deferred commissions	(9,138)	(9,583)
Other assets	143	336
Accounts payable and accrued expenses	(8,371)	(736)
Accrued royalties	1,266	1,419
Deferred revenue	(1,183)	3,554
Net cash provided by operating activities	46,500	50,158

INVESTING ACTIVITIES:
Business combinations, net of cash acquired	—	(6,621)
Proceeds from maturities of marketable securities	46,170	19,000
Purchases of marketable securities	(51,531)	(38,235)
Proceeds from sale of non-marketable equity investments	765	45
Payments associated with capitalized software development	(20,107)	(19,552)
Purchases of property and equipment	(1,198)	(1,854)
Net cash used in investing activities	(25,901)	(47,217)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(932)	(817)
Repurchases of common stock	—	(1,648)
Payment of cash dividends	(2,551)	(2,301)
Net cash used in financing activities	(3,483)	(4,766)

Effect of exchange rate changes on cash and cash equivalents	40	(75)
Net increase (decrease) in cash and cash equivalents	17,156	(1,900)
Cash and cash equivalents at beginning of period	40,333	46,023
Cash and cash equivalents at end of period	$57,489	$44,123

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In  November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires disclosures of significant reportable segment expenses that are regularly provided to the chief operating decision maker and other segment items on an interim and annual basis. Entities with a single reportable segment will also be required to apply the disclosure requirements in ASU 2023-07 on an interim and annual basis. ASU 2023-07 will be effective for the Company for annual periods beginning after  December 15, 2023 and interim periods within fiscal years beginning after  December 15, 2024. The Company is currently evaluating the standard; however, it is not expected to have a material impact on the Company's financial statements.

In  December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide disclosure of disaggregated information in the entity’s tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after  December 15, 2024. The Company is currently evaluating the standard; however, it is not expected to have a material impact on the Company's financial statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. REVENUE RECOGNITION AND SALES COMMISSIONS

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Subscription services	$69,918	$67,473	$209,136	$199,993
Professional services	3,177	2,866	8,275	8,489
Total revenues, net	$73,095	$70,339	$217,411	$208,482

For the  three months ended September 30, 2024 and 2023, the Company recognized  $0.2 million and  $0.3 million in impairment losses on receivables and contract assets arising from the Company's contracts with customers, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized $2.0 million and $0.7 million in impairment losses on receivables and contract assets arising from the Company's contracts with customers, respectively.

During the three months ended  September 30, 2024 and 2023, the Company recognized revenues of $45.0 million and $42.2 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. During the nine months ended September 30, 2024 and 2023, the Company recognized revenues of $79.4 million and $76.0 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. As of September 30, 2024, approximately $549 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. The Company expects to recognize revenue related to approximately 43% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

Sales Commissions

Sales commissions earned by the Company's sales employees are considered incremental and recoverable costs of obtaining a contract with a customer. The Company recorded amortization of deferred commissions of $3.1 million and $3.0 million for the three months ended September 30, 2024 and 2023, respectively, and $9.1 million and $8.5 million for the nine months ended September 30, 2024 and 2023, respectively, which is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.

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

The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended September 30, 2024 and 2023, the Company recorded a provision for income taxes of $1.8 million and $1.6 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded a provision for income taxes of $4.2 million and $2.5 million, respectively.

The Company’s effective tax rate was 22% and 19% for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. The Company recognizes excess tax benefits and tax deficiencies associated with stock-based awards as a component of its provision for income taxes. During the nine months ended September 30, 2024, the Company recorded discrete tax expense of $0.1 million, which consisted primarily of discrete tax expense of $0.2 million related to reserves for uncertain tax positions, partially offset by a $0.1 million discrete tax benefit associated with stock-based awards. During the nine months ended September 30, 2023, the Company recorded discrete tax benefits of $0.1 million, which consisted primarily of tax benefits associated with changes in state apportionment rules in Tennessee upon the enactment of the Tennessee Works Tax Act in the amount of $0.6 million, and stock-based awards in the amount of $0.1 million. This tax benefit for the nine months ended September 30, 2023 was partially offset by $0.3 million of discrete tax expense related to reserves for uncertain tax positions and $0.3 million of discrete tax expense associated with the Company merging VerityStream, Inc. ("VerityStream") into HealthStream.

5. SHAREHOLDERS’ EQUITY

Dividends on Common Stock

During the nine months ended September 30, 2024, the Company's Board of Directors (“Board”) declared the following quarterly dividends under the Company's dividend policy:

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
March 22, 2024	February 19, 2024	$0.028	March 11, 2024	$849,000
May 17, 2024	April 22, 2024	0.028	May 6, 2024	851,000
August 16, 2024	July 22, 2024	0.028	August 5, 2024	851,000
Total dividends		$0.084		$2,551,000

Additionally, on October 21, 2024, the Board declared a quarterly cash dividend of $0.028 per share, payable on November 15, 2024 to holders of record on November 4, 2024.

Stock-Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan and 2022 Omnibus Incentive Plan. The Company accounts for its stock-based compensation plans using the fair-value based method for costs related to share-based payments, including restricted share units (“RSUs”) and stock options. During the nine months ended September 30, 2024, the Company issued 110,573 RSUs subject to service-based time vesting, with a weighted average grant date fair value of $27.80 per share, measured based on the closing fair market value of the Company's stock on the date of the grant. During the nine months ended September 30, 2023, the Company issued 128,942 RSUs subject to service-based time vesting, with a weighted average grant date fair value of $23.61 per share, measured based on the closing fair market value of the Company’s stock on the date of grant.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the nine months ended  September 30, 2024, the Company granted 6,100 performance-based RSUs, the vesting of which occurs over a five-year period in increments of 10%, 15%, 20%, 25%, and 30% and is contingent upon continued service and achieving certain performance criteria established by the compensation committee of the Board (the “Compensation Committee”) on an annual basis based on performance in 2024, 2025, 2026, 2027, and 2028, respectively. The performance criteria for the first-year tranche, or 610 of these performance-based RSUs, is based on 2024 adjusted EBITDA. The measurement date for these 610 performance-based RSUs was established during the nine months ended  September 30, 2024 with a weighted average grant date fair value of $28.79 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established. The performance criteria for the remaining 5,490 performance-based RSUs has not yet been determined and will be established on an annual basis in 2025, 2026, 2027, and 2028, as applicable; therefore, the measurement date for these remaining 5,490 performance-based RSUs cannot be determined until the performance criteria have been established.

During the nine months ended  September 30, 2023, the Company granted 138,000 performance-based RSUs, the vesting of which occurs over a five-year period in increments of 15%, 20%, 20%, 20%, and 25% and is contingent upon continued service and achieving certain performance criteria established by the compensation committee of the Board (the “Compensation Committee”) on an annual basis based on performance in 2023, 2024, 2025, 2026, and 2027, respectively. The performance criteria for the second-year tranche, or 27,600 of these performance-based RSUs, is based on 2024 adjusted EBITDA. The measurement date for these 27,600 performance-based RSUs was established during the nine months ended September 30, 2024 with a weighted average grant date fair value of $26.79 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established. The performance criteria for the remaining 89,700 performance-based RSUs has not yet been determined and will be established on an annual basis in 2025, 2026, and 2027, as applicable; therefore, the measurement date for these remaining 89,700 performance-based RSUs cannot be determined until the performance criteria have been established.

During the nine months ended  September 30, 2022, the Company granted 91,042 performance-based RSUs, the vesting of which occurs over a five-year period in increments of 15%, 20%, 20%, 20%, and 25% and is contingent upon continued service and achieving certain performance criteria established by the Compensation Committee on an annual basis based on performance in 2022, 2023, 2024, 2025, and 2026, respectively. The performance criteria and measurement date for the third-year tranche, or 18,211 of these performance-based RSUs, is based on 2024 adjusted EBITDA and was established during the nine months ended  September 30, 2024 with a grant date fair value of $26.79 per share, measured based on the closing fair market value of the Company's stock on the date the performance criteria was established. The performance criteria for the remaining 40,967 performance-based RSUs has not yet been determined and will be established on an annual basis in 2025 and 2026, as applicable; therefore, the measurement date for these remaining 40,967 performance-based RSUs cannot be determined until the performance criteria have been established.

Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues (excluding depreciation and amortization)	$49	$50	$152	$149
Product development	200	188	599	542
Sales and marketing	139	131	415	374
Other general and administrative	743	669	2,119	2,011
Total stock-based compensation expense	$1,131	$1,038	$3,285	$3,076

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 177,000 and 340,000 for the three months ended September 30, 2024 and 2023, respectively, and 169,000 and 278,000 for the nine months ended September 30, 2024 and 2023, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$5,725	$3,867	$15,118	$10,623
Denominator:
Weighted-average shares outstanding	30,409	30,683	30,374	30,653
Effect of dilutive shares	181	86	138	81
Weighted-average diluted shares	30,590	30,769	30,512	30,734

Net income per share:
Basic	$0.19	$0.13	$0.50	$0.35
Diluted	$0.19	$0.13	$0.50	$0.35

7. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	September 30, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$37,357	$48	$(1)	$37,404
Total	$37,357	$48	$(1)	$37,404

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$30,791	$10	$(1)	$30,800
Total	$30,791	$10	$(1)	$30,800

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of September 30, 2024, the Company did not recognize any allowance for credit impairments on its available for sale securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

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

As of September 30, 2024, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three and nine months ended September 30, 2024.

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

Significant financial metrics for the third quarter of 2024 are set forth in the bullets below.

•	Revenues of $73.1 million in the third quarter of 2024, up 3.9% from $70.3 million in the third quarter of 2023

•	Operating income of $6.5 million in the third quarter of 2024, up 33.6% from $4.9 million in the third quarter of 2023

•	Net income of $5.7 million in the third quarter of 2024, up 48.0% from $3.9 million in the third quarter of 2023

•	Earnings per share (“EPS”) of $0.19 per share (diluted) in the third quarter of 2024, up from $0.13 per share (diluted) in the third quarter of 2023

•	Adjusted EBITDA[1] of $17.7 million in the third quarter of 2024, up 9.0% from $16.2 million in the third quarter of 2023
[1]

Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income and disclosure regarding why we believe adjusted EBITDA provides useful information to investors is included later in this Form 10-Q.

Recent Developments

Macroeconomic conditions in the U.S. continue to be challenging in various respects, including as the result of inflationary pressures, interest rate levels, which, despite recent declines, remain elevated, and uncertain geopolitical conditions. In this regard, we have experienced in certain recent periods, and believe that many of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with inflationary conditions. These conditions impacting the U.S. economy and our customers in the healthcare industry have adversely affected, and may continue to adversely impact, our business and results of operations.

While the COVID-19 pandemic continues to cause some level of uncertainty, the impact of the pandemic itself on public health and economic conditions has significantly lessened and normalized to the point of reaching an endemic stage. As our business is focused on providing solutions to healthcare organizations, we continue to closely monitor any developments related to COVID-19 or other public health related events and remain prepared to modify our operating approaches to address COVID 19-related developments or other public health related events as they may arise.

Key Financial Metrics

Our management utilizes the following financial metrics in connection with managing our business.

•

Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations and, for businesses acquired prior to the adoption of ASU 2021-08 on January 1, 2022, reflects deferred revenue write-downs associated with fair value accounting for such acquired businesses. Revenues, net, were $73.1 million and $217.4 million for the three and nine months ended September 30, 2024, respectively, compared to $70.3 million and $208.5 million for the three and nine months ended September 30, 2023, respectively. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Net Income. Net income represents revenues, net, less all expenses. Net income was $5.7 million and $15.1 million for the three and nine months ended September 30, 2024, respectively, compared to $3.9 million and $10.6 million for the three and nine months ended September 30, 2023. Management utilizes net income in connection with managing our business, including with regard to our capital deployment strategies.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, certain short-term cash incentive bonuses and performance-based equity award grants are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $17.7 million and $50.6 million for the three and nine months ended September 30, 2024, respectively, compared to $16.2 million and $45.3 million for the three and nine months ended September 30, 2023, respectively.

•

Capital Expenditures. Capital expenditures represent cash payments incurred for purchases of property and equipment and during the development phase for projects to develop software and content. Capital expenditures were $6.8 million and $21.3 million for the three and nine months ended September 30, 2024, respectively, compared to $6.7 million and $21.4 million for the three and nine months ended September 30, 2023, respectively. Management utilizes this metric in connection with managing the allocation of capitalized expenditures in which the Company invests related to the development of its products and believes that this metric is a key indicator of investment in products relative to their current and expected performance.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenues, net. Revenues increased $2.8 million, or 4%, to $73.1 million for the three months ended September 30, 2024 from $70.3 million for the three months ended September 30, 2023. Subscription revenues increased $2.5 million, or 4%, and professional services revenues increased by $0.3 million, or 11%, compared to the third quarter of 2023. The increase in professional services revenues is primarily due to a one-time payment as a result of a customer acquisition.

A comparison of revenues by revenue source is as follows (in thousands):

	Three Months Ended September 30,
	2024	2023	Percentage Change
Subscription services	$69,918	$67,473	4%
Professional services	3,177	2,866	11%
Total revenues, net	$73,095	$70,339	4%

% of Revenues
Subscription services	96%	96%
Professional services	4%	4%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $0.9 million, or 4%, to $24.5 million for the three months ended September 30, 2024, from $23.6 million for the three months ended September 30, 2023. Cost of revenues as a percentage of revenues were 33% and 34% for the three months ended September 30, 2024 and 2023, respectively. The increase in expense is primarily associated with higher costs for software and cloud hosting as well as an increase in labor costs and royalties.

Product Development. Product development expenses increased $1.2 million, or 11%, to $12.1 million for the three months ended September 30, 2024, from $10.9 million for the three months ended September 30, 2023. Product development expenses as a percentage of revenues were 17% and 15% for the three months ended September 30, 2024 and 2023, respectively. The increase is primarily due to an increase in labor costs, partially offset by an increase in capitalized labor associated with software development activities.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $0.2 million, or 2%, to $11.5 million for the three months ended September 30, 2024, from $11.3 million for the three months ended September 30, 2023. Sales and marketing expenses were 16% of revenues for both the three months ended September 30, 2024 and 2023. The increase in expense is primarily due to increases in commissions and software expense, which were partially offset by a decrease in labor costs.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.8 million, or 9%, to $8.5 million for the three months ended September 30, 2024, from $9.3 million for the three months ended September 30, 2023. Other general and administrative expenses were 12% and 13% of revenues for the three months ended September 30, 2024 and 2023, respectively. The decrease is primarily due to a $0.4 million recovery of sales taxes from prior software expense payments, partially offset by increased share-based compensation.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.3 million, or 3%, to $10.1 million for the three months ended September 30, 2024, from $10.4 million for the three months ended September 30, 2023. This decrease is primarily a result of a decrease in amortization associated with capitalized software resulting from the recovery of sales taxes from prior capitalized payments related to contract labor associated with software development activities.

Other Income, Net. Other income, net was $1.0 million for the three months ended September 30, 2024, compared to $0.6 million for the three months ended September 30, 2023. The increase is primarily the result of an increase in interest income earned on cash and investments during the three months ended September 30, 2024.

Income Tax Provision. The Company recorded a provision for income taxes of $1.8 million for the three months ended September 30, 2024, compared to $1.6 million for the three months ended September 30, 2023. The Company’s effective tax rate was 23% for the three months ended September 30, 2024, compared to 29% for the three months ended September 30, 2023. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. During the three months ended September 30, 2024, the Company recorded discrete tax expense of $88,000, which consisted primarily of discrete tax expense related to reserves for uncertain tax positions. During the three months ended September 30, 2023, the Company recorded discrete tax expense of $0.5 million, which consisted primarily of tax expense in the amount of $0.3 million resulting from the impact of merging VerityStream into HealthStream and $0.1 million related to reserves for uncertain tax positions.

Net Income. Net income was $5.7 million and $3.9 million for the three months ended September 30, 2024 and 2023, respectively. EPS was $0.19 per share (diluted) and $0.13 per share (diluted) for the three months ended September 30, 2024 and 2023, respectively.

Adjusted EBITDA was $17.7 million for the three months ended September 30, 2024, compared to $16.2 million for the three months ended September 30, 2023. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues, net. Revenues increased $8.9 million, or 4%, to $217.4 million for the nine months ended September 30, 2024 from $208.5 million for the nine months ended September 30, 2023. Subscription revenues increased $9.1 million, or 5%, but were partially offset by $0.2 million of declines from professional services revenues.

A comparison of revenues by revenue source is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023	Percentage Change
Subscription services	$209,136	$199,993	5%
Professional services	8,275	8,489	-3%
Total revenues, net	$217,411	$208,482	4%

% of Revenues
Subscription services	96%	96%
Professional services	4%	4%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $1.8 million, or 3%, to $72.8 million for the nine months ended September 30, 2024, from $71.0 million for the nine months ended September 30, 2023. Cost of revenues as a percentage of revenues were 33% and 34% the nine months ended September 30, 2024 and 2023, respectively. The increase in expense is primarily associated with higher software expenses and cloud hosting costs, partially offset by lower labor costs. Labor costs recognized during the nine months ended September 30, 2023 included severance costs incurred in connection with the Company's previously disclosed restructuring under a single platform strategy.

Product Development. Product development expenses increased $2.6 million, or 8%, to $36.2 million for the nine months ended September 30, 2024, from $33.6 million for the nine months ended September 30, 2023. Product development expenses as a percentage of revenues were 17% and 16% for the nine months ended September 30, 2024 and 2023, respectively. The increase is primarily due to an increase in labor costs, partially offset by an increase in capitalized labor associated with software development activities.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $0.4 million, or 1%, to $34.7 million for the nine months ended September 30, 2024, from $34.3 million for the nine months ended September 30, 2023. Sales and marketing expenses were 16% of revenues for both the nine months ended September 30, 2024 and 2023. The increase in expense is primarily due to increases in general marketing expenses, commissions, and travel expenses, which were partially offset by a decrease in labor costs.

Other General and Administrative Expenses. Other general and administrative expenses decreased $0.9 million, or 3%, to $26.3 million for the nine months ended September 30, 2024, from $27.2 million for the nine months ended September 30, 2023. Other general and administrative expenses were 12% and 13% of revenues for the nine months ended September 30, 2024 and 2023, respectively. The decrease is primarily due to lower labor costs, professional service fees, and a $0.4 million recovery of sales taxes from prior software expense payments, which were partially offset by an increase in bad debt expense of $1.4 million, which was primarily associated with a single-customer bankruptcy.

Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million, or 1%, to $30.8 million for the nine months ended September 30, 2024, from $30.6 million for the nine months ended September 30, 2023. This increase is primarily a result of an increase in amortization associated with capitalized software.

Other Income, Net. Other income, net was $2.7 million for the nine months ended September 30, 2024, compared to $1.3 million for the nine months ended September 30, 2023. The increase is primarily the result of an increase in interest income earned on cash and investments during the nine months ended September 30, 2024.

Income Tax Provision. The Company recorded a provision for income taxes of $4.2 million for the nine months ended September 30, 2024, compared to $2.5 million for the nine months ended September 30, 2023. The Company’s effective tax rate was 22% for the nine months ended September 30, 2024, compared to 19% for the nine months ended September 30, 2023. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. During the nine months ended September 30, 2024, the Company recorded discrete tax expense of $0.1 million, which consisted primarily of discrete tax expense of $0.2 million related to reserves for uncertain tax positions, partially offset by a $0.1 million discrete tax benefit associated with stock-based awards. During the nine months ended September 30, 2023, the Company recorded discrete tax benefits of $0.1 million, which consisted primarily of tax benefits in the amount of $0.6 million resulting from changes in state apportionment rules in Tennessee upon the enactment of the Tennessee Works Tax Act and stock-based awards in the amount of $0.1 million. This tax benefit was partially offset by $0.3 million of discrete tax expense related to reserves for uncertain tax positions and $0.3 million of discrete tax expenses related to the impact of merging VerityStream into HealthStream.

Net Income. Net income was $15.1 million and $10.6 million for the nine months ended September 30, 2024 and 2023, respectively. EPS was $0.50 per share (diluted) and $0.35 per share (diluted) for the nine months ended September 30, 2024 and 2023, respectively.

Adjusted EBITDA was $50.6 million for the nine months ended September 30, 2024, compared to $45.3 million for the nine months ended September 30, 2023. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

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

As previously disclosed, prior to the Company early adopting ASU 2021-08 effective January 1, 2022, following the completion of any acquisition by the Company, the Company was required to record the acquired deferred revenue at fair value as defined in GAAP, which typically resulted in a write-down of the acquired deferred revenue. In connection therewith, management determined that including an adjustment in the definition of adjusted EBITDA for the impact of the deferred revenue write-downs associated with fair value accounting for businesses acquired prior to the January 1, 2022 effective date of the Company's adoption of ASU 2021-08 (the “Pre-2022 Acquisitions”) provided useful information to investors because the deferred revenue write-down recognized in periods after any such Pre-2022 Acquisitions could, given the nature of this non-cash accounting impact, cause our GAAP financial results during such periods to not fully reflect our underlying operating performance. Following the adoption of ASU 2021-08, contracts acquired in an acquisition completed on or after January 1, 2022 have been measured as if the Company had originated the contract (rather than the contract being measured at fair value) such that, for such acquisitions, the Company no longer records deferred revenue write-downs associated with acquired businesses. With respect to periods ended on or prior to December 31, 2023, the Company has included an adjustment in the calculation of adjusted EBITDA for the impact of deferred revenue write-downs associated with the Pre-2022 Acquisitions consistent with this prior accounting standard, given the ongoing impact of such deferred revenue on the Company's financial results under GAAP over this time period. With respect to periods beginning on and after January 1, 2024, the Company no longer recognizes any deferred revenue write-downs associated with the Pre-2022 Acquisitions under GAAP, and accordingly such deferred revenue write-downs are not an adjustment in connection with the calculation of adjusted EBITDA for periods on and after January 1, 2024.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income, is set forth below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP net income	$5,725	$3,867	$15,118	$10,623
Deferred revenue write-down	—	30	—	128
Interest income	(1,007)	(667)	(2,856)	(1,580)
Interest expense	26	33	75	99
Income tax provision	1,754	1,586	4,202	2,471
Stock-based compensation expense	1,131	1,038	3,285	3,076
Depreciation and amortization	10,073	10,403	30,779	30,550
Change in fair value of non-marketable equity investments	—	(45)	—	(45)
Adjusted EBITDA	$17,702	$16,245	$50,603	$45,322

Liquidity and Capital Resources

Net cash provided by operating activities decreased by $3.7 million to $46.5 million during the nine months ended September 30, 2024, from $50.2 million during the nine months ended September 30, 2023. The decrease in net cash provided by operating activities is primarily due to a $3.6 million increase in income tax payments, while cash receipts increased modestly compared to the prior year. Our days sales outstanding (“DSO”) was 37 days for the third quarter of 2024 compared to 43 days for the third quarter of 2023. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, income tax payments, and general corporate expenses.

Net cash used in investing activities was $25.9 million for the nine months ended September 30, 2024, compared to $47.2 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company invested in marketable securities of $51.5 million, made payments for capitalized software development of $20.1 million, and purchased property and equipment of $1.2 million. These uses of cash were partially offset by $46.2 million in maturities of marketable securities and $0.8 million received upon the settlement and release of escrowed proceeds related to a prior sale of a non-marketable equity investment. During the nine months ended September 30, 2023, the Company spent $6.6 million for the acquisition of substantially all of the assets of Electronic Education Documentation System, LLC (“eeds”) (note: the eeds acquisition was consummated on December 31, 2022, but was funded in January 2023 such that the purchase price for eeds impacted net cash used in investing activities during the nine months ended September 30, 2023), invested in marketable securities of $38.2 million, made payments for capitalized software development of $19.6 million, and purchased property and equipment of $1.9 million. These uses of cash were partially offset by $19.0 million in maturities of marketable securities and $45,000 in proceeds from the sales of non-marketable equity investments.

Net cash used in financing activities was $3.5 million for the nine months ended September 30, 2024, compared to $4.8 million for the nine months ended September 30, 2023. The uses of cash for the nine months ended September 30, 2024 included $2.6 million for the payment of cash dividends and $0.9 million for the payment of employee payroll taxes in relation to the vesting of restricted share units. The uses of cash for the nine months ended September 30, 2023 included $2.3 million for the payment of cash dividends, $1.6 million for repurchases of common stock (note: share repurchases totaled $2.1 million during the nine months ended September 30, 2023, with $1.6 million paid in cash and $0.5 million included in accrued expenses in the Company's Condensed Consolidated Balance Sheet as of September 30, 2023), and $0.8 million for the payment of employee payroll taxes in relation to the vesting of restricted share units.

Our balance sheet reflects working capital of $35.1 million at September 30, 2024, compared to $11.8 million at December 31, 2023. The increase in working capital is primarily a result of an increase in cash and cash equivalents. The Company’s primary source of liquidity as of September 30, 2024 was $57.5 million of cash and cash equivalents and $37.4 million of marketable securities.

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

On February 20, 2023, we announced that our Board approved a quarterly dividend policy. Under this dividend policy, our Board declared, and the Company paid, quarterly cash dividends on our common stock at the rate of $0.025 per share during the year ended December 31, 2023. On February 19, 2024, our Board approved a quarterly dividend under this dividend policy at a rate of $0.028 per share, which was paid on March 22, 2024 to the holders of record of our common stock on March 11, 2024. On April 22, 2024, the Board approved a quarterly cash dividend of $0.028 per share, which was paid on May 17, 2024 to holders of record of our common stock on May 6, 2024. On July 22, 2024, the Board approved a quarterly cash dividend of $0.028 per share, which was paid on August 16, 2024 to holders of record of our common stock on August 5, 2024. On October 21, 2024, the Board approved a quarterly cash dividend of $0.028 per share, which will be payable on November 15, 2024 to holders of record of our common stock on November 4, 2024.

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

In addition, the Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, or a combination of both. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to adjusted EBITDA and an interest coverage ratio of adjusted EBITDA to interest expense. Therefore, the maximum borrowings against our new revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of September 30, 2024, we were in compliance with all covenants under our revolving credit facility. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot provide assurance that if we need additional financing that it will be available on terms favorable to us, or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of September 30, 2024, and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which were $94.9 million at September 30, 2024. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by $0.4 million.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the third quarter of 2024 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None. Without limiting the generality of the foregoing, the Company did not have any share repurchase program in effect and did not purchase any shares of common stock of the Company during the three months ended September 30, 2024.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended September 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

October 24, 2024	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer