Form 10-K
period 2024-12-31
HEALTHSTREAM INC
filed 2025-02-28
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

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

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the Nasdaq Global Select Market on June 30, 2024 was $673.6 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 21, 2025, there were 30,434,310 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

Item 1. Business

OVERVIEW AND HISTORY

HealthStream’s focus is and has always been on improving the quality of healthcare through the development and support of the dedicated individuals who deliver care. Like healthcare itself, our mission remains constant, but how we accomplish that mission continues to evolve and improve over time. Originally, we pioneered the use of online learning to hospitals, which began with courses specifically tailored to educate healthcare professionals and meet hospitals' required regulatory needs, and we remain a leading innovator in those areas today. Since our inception, the scope of HealthStream’s Software-as-a-Service (SaaS) solutions has expanded well beyond our governance, risk, and compliance (GRC) offerings to include a diverse ecosystem of applications that optimize and support the healthcare workforce and the students preparing to enter that workforce. Today, we are characterized by our single platform strategy, which is designed to create interoperability among the various applications in our ecosystem through our proprietary hStream technology platform. We believe that our single platform strategy, as represented by hStream, is the best way to realize our mission of improving the quality of care by developing the people who deliver care, and the best way to create value for our shareholders in the process.

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

For both healthcare organizations and healthcare professionals and students, HealthStream’s solutions are generally accessed through SaaS application suites that are increasingly enhanced through our hStream technology platform. Our learning, credentialing, and scheduling application suites are designed to help solve the most critical problems facing the healthcare workforce today. They accomplish this by utilizing a combination of established and cutting-edge technologies, such as initiative and workflow management capabilities; proprietary taxonomy engines; dynamic engagement models; artificial intelligence and machine learning (AI/ML) driven clinical assessments; physical-based simulations; healthcare-specific benchmarks; and automated license monitoring and validation.

HealthStream’s success in offering the largest, most diverse ecosystem of workforce solutions in healthcare has made it a thought leader and barometer of innovation for the industry. From its roots in originating online learning for healthcare organizations to the Company's more recent release of "Competency Suite" the first AI/ML-driven clinical competency development system, HealthStream continues to believe that the key to quality patient care lies in the people who deliver care. To that end, we are solely dedicated to providing solutions for the healthcare workforce and for those about to enter it.

The Company was incorporated in 1990. It began providing its SaaS-based workforce solutions in 1999, its provider solutions in 2012, and launched the hStream technology platform in 2018. Since January 2023, the Company’s operations have been streamlined around a consolidated, enterprise approach such that the Company ceased having two reportable business segments (Workforce Solutions and Provider Solutions). As such, beginning January 1, 2023, the Company has had a single reportable segment and presents financial information on a single segment basis. HealthStream is headquartered in Nashville, Tennessee and had 1,083 full-time and 10 part-time employees as of December 31, 2024.

INDUSTRY BACKGROUND

According to the Centers for Medicare & Medicaid Services (CMS), spending in the healthcare industry reached over $4.9 trillion in 2023, or 17.6% of the U.S. gross domestic product. The growth in 2023 was an increase of 4.6% over the prior year and reflected growth in non-price factors, such as increased use and intensity of healthcare goods and services, influencing strong growth in both Medicare and private health insurance spending. Hospital care expenditures reached over $1.5 trillion in 2023 accounting for over 30% of the $4.9 trillion healthcare industry. Hospital care expenditures increased 10.4% over 2022, driven by strong growth in spending for hospital care by all major payors and the factors discussed above. According to the Bureau of Labor Statistics, as of January 2024, approximately 22 million professionals are employed in the healthcare and social assistance sector of the domestic economy, with approximately 5.4 million employed in acute-care hospitals and, according to CMS, approximately 5.9 million employed in other healthcare organizations throughout the continuum of care, the primary target markets for our products. Organizations in the continuum of care employ approximately 2.2 million employees in post-acute care facilities and over 0.9 million employees in health and human services facilities.

All of the approximately 5.65 million hospital-based healthcare professionals that work in the nation’s approximately 6,100 inpatient hospitals that are registered with Medicare are required by federal and state mandates and accrediting bodies to complete training in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA) and The Joint Commission (an independent, not-for-profit organization that accredits and certifies healthcare organizations and programs in the United States), as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

In hospitals, staffing issues and personnel shortages have contributed to the need for more effective and efficient workflows, including scheduling and capacity management as well as credentialing and privileging. Staffing shortages have also increased the need for facility-based workforce development as well as additional assessment and competency-based training. The ongoing nursing shortage, for example, is resulting in skill gaps and rising costs. According to the National Center for Health Workforce Analysis (2024), there is a projected 10% shortage of registered nurses (RNs) in 2027. By 2037, the shortage projected is 6%, a shortage of 207,980 full-time equivalent RNs. We believe that offering training and education and other engagement solutions for hospital personnel is increasingly being utilized as a retention and recruitment incentive. We also believe that offering training to nursing schools and nursing students can help address personnel shortages and lead to more efficient and effective transition from school to employment.

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

Provider data management has become more complex and arduous for healthcare organizations. Credentialing and privileging is now a continuous, evidence-driven analysis of professional competency and provider performance that requires automatic monitoring of licenses, sanctions, and exclusions, as well as a broad scope of review at initial credentialing and re-credentialing. In addition, provider enrollment processes have compounded in difficulty. For example, a single provider may need to enroll annually with some 30 to 40 payers, with each payer application often taking two to four hours to complete.

Healthcare organizations continue to operate under ongoing pressure to reduce costs as a result of actual and potential reductions in reimbursement rates and increased focus on cost containment consistent with participation of patients in managed care programs, among other factors. In addition, many care settings, including hospitals, surgery centers, telehealth companies, outpatient centers, and skilled nursing facilities, have experienced and may continue to experience rising operating costs and increased pressure to measure and report on the outcomes of the dollars spent on training. Our products and services are designed to meet these needs by reducing healthcare organizations’ costs of training while improving learning outcomes, enhancing reporting capabilities, and supporting customers’ business objectives.

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

Our underlying solutions are comprised primarily of SaaS, subscription-based applications that are used by healthcare organizations to meet a broad range of their workforce development needs around learning, clinical development, credentialing, and scheduling. Nursing schools, nursing students, as well as individual healthcare professionals are also beginning to utilize our training and education solutions. Our numerous content libraries allow customers to subscribe to a wide array of courseware, which includes content from leading healthcare and nursing associations, medical and healthcare publishers, and other ecosystem partners. Our scheduling solutions provide customers with real-time visibility into clinical staff scheduling that enables them to optimize their workforce, reduce costs, and improve care. Our SaaS-based credentialing, privileging, and enrollment solution, CredentialStream, provides customers an intuitive, modern user experience, evidence-based content, and curated data, all which provides healthcare organizations with tools to support the provider lifecycle management from recruiting, application submission, verification of licensure and other credentials, privileging, appointments by credentialing committees, enrollment, network, management, onboarding, and performance evaluations of providers.

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

Other Applications on our Platform — HealthStream offers an array of other applications on our platform, each serving a unique function for healthcare customers. Each application on our platform has its own value. Examples of individual applications that are offered on our platform include applications for performance appraisal, competency management, disclosure management, clinical competency, assessment, development, simulation-based education, clinical rotation and onboarding management, quality management, and industry training.

BUSINESS ACQUISITIONS

As part of our overall growth strategy, we evaluate opportunities for mergers and acquisitions, and since the beginning of 2022, we have completed four acquisitions. In May 2022, we acquired the remaining ownership interest (representing approximately 82% of the outstanding equity interests) of CloudCME, LLC (CloudCME), and in December 2022, we acquired substantially all of the assets of Electronic Education Documentation System (d/b/a eeds) (eeds). In October and November 2024, we acquired substantially all of the assets of Total Clinical Placement System (d/b/a TCPS) (TCPS) and The Clinical Hub, Inc. (d/b/a The Clinical Hub) (The Clinical Hub), respectively. For additional information regarding acquisitions, please see Note 8 to the Consolidated Financial Statements included elsewhere in this report.

CUSTOMERS

We provide our solutions to customers across a broad range of individuals and entities within the healthcare industry, including private, not-for-profit, and government entities, as well as pharmaceutical and medical device companies and nursing schools and their students. We derive a substantial portion of our revenues from a relatively small number of customers that are healthcare providers. However, during the year ended December 31, 2024, no single customer accounted for 10 percent or more of our annual revenue.

SALES AND MARKETING

We market our products and services primarily through our direct sales teams, who are located throughout the United States and who reach out to a wide range of healthcare organizations throughout the full continuum of care. HealthStream has also expanded its e-commerce sales capabilities, building on its existing sales channels and establishing new online sales channels. This has enabled the Company to begin extending beyond its traditional business-to-business sales model to also include functionality to support sales made directly to healthcare professionals and students, including those direct sales that can be made by the buyer.

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

Our software applications, servers, and network infrastructure that deliver our services are hosted by a combination of third-party data center providers and cloud-based infrastructure. We maintain redundant disaster recovery data centers that are located in geographically separate locations. Our technology equipment is maintained in secure, limited access environments, supported by redundant power, environmental conditioning, and network connectivity.

For information on our cybersecurity risk management, strategy, and governance, see Item 1C. Cybersecurity.

COMPETITION

A number of companies offer competitive learning, scheduling, and credentialing solutions, some of which are focused on multiple industries and some of which are focused on the healthcare industry. We compete with companies such as Cornerstone OnDemand, Ultimate Kronos Group, Degreed, Oracle, SAP, Infor, and Workday, which provide their services to multiple industries, including healthcare. We also compete with companies that are dedicated to, or have operating units focused on healthcare, such as Relias Learning, RLDatix, Symplr, Verisys, MD-Staff, AMN Healthcare, as well as with an array of smaller companies.

We believe our hStream technology platform and the interoperability it has begun to enable provides us a competitive advantage by facilitating education, training, assessment, engagement, scheduling, credentialing, privileging, validation, and development for healthcare professionals through a wide assortment of content, functionality, and applications. We also believe that our hStream platform technology is accelerating the scope and quality of our products, has the capability to connect medical staff credentialing with provider enrollment, and provide innovative predictive analytics, all of which we believe provide us with a competitive advantage. We believe that the principal competitive factors affecting the marketing of our solutions to the healthcare industry include:

•

our hStream technology platform, which combines SaaS-based capabilities and certain Platform-as-a-Service (PaaS) capabilities to help capture, track, manage, and report on activities, such as learning, performance, scheduling, credentialing, and privileging across various modalities, provides interoperability with external systems such as HRIS and other systems utilized by our customers;

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

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

Regulation of the Internet and the Privacy and Security of Personal Information

We are subject to various legal requirements related to the Internet and the privacy and security of personal information, which legal requirements may change rapidly. The following are areas of law in this regard that are significant to our business:

•

Privacy and Security Laws. Federal, state, and foreign privacy and security laws and regulations governing the collection, use, retention, deletion, security, disclosure, and other processing of personal information limit our ability to collect information or use and disclose the information in our databases or that we derive from other sources to generate revenues. These laws and regulations are rapidly evolving and could have an adverse effect on our operations. For example, various states have passed privacy laws that restrict the use and disclosure of personal information, some of which were recently enacted and will be implemented over the course of 2025. Additional states are considering similar legislation, and privacy laws have been proposed at the federal level as well. We have expanded our business in recent years into new markets and jurisdictions (including foreign jurisdictions), which may subject our business to additional privacy and data protections laws and regulations, such as the Family Educational Rights and Privacy Act (FERPA), the Canadian Personal Information Protection and Electronic Documents Act, the New Zealand Privacy Act 2020, the Australia Privacy Act 1988, and the European Union’s General Data Protection Regulation. Many of the data privacy requirements in foreign jurisdictions are more stringent than those imposed by the U.S. federal and state governments. The significant differences among various privacy and security laws introduce complexity in our compliance efforts. It may be costly to implement measures (such as certain security requirements, contracting terms, assessments, and registrations with authorities) that are designed to comply with new legal requirements, changes to existing legal requirements, or legal requirements in jurisdictions into which we have recently expanded or are planning to expand. The obligations and requirements applicable to companies under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. We may be audited or subject to an investigation by a federal, state, or foreign regulator regarding our compliance with privacy and security laws and regulations and may incur substantial costs as a result. If a court or other governmental authority determines the Company has failed to comply with such laws and regulations, the Company may become subject to penalties, and the Company’s business and reputation could be negatively impacted.

•

Content Regulation and Artificial Intelligence. Both foreign and domestic governments have adopted and proposed laws and regulations governing content and materials transmitted over the Internet. These include laws relating to obscenity, indecency, libel, and defamation. We could be liable if content we create, store, or deliver is determined to be in violation of these laws and regulations. In addition, various U.S. and foreign jurisdictions have enacted and/or are considering laws and regulations applicable to the use of AI/ML applications and tools, particularly on the use of AI to facilitate healthcare, education, employment, or hiring decisions. Any failure to comply with those laws and regulations may result in the Company being subject to fines, penalties, or negative publicity.

•

Information Security Accountability Regulation. As a HIPAA business associate of certain of our customers, we are required to report breaches of protected health information to our customers, who must in turn notify affected individuals, the U.S. Department of Health and Human Services (HHS) and/or other governmental agencies, and, in certain situations, the media. In addition, we are subject to various foreign and state laws and regulations that relate to data security, some of which require reporting of security breaches. For example, California law requires notification of security breaches involving personal information and medical information. We may incur costs to comply with these notification requirements that are difficult to estimate.

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

Regulation of Education, Training, and Other Services for Healthcare Professionals and Students

Occupational Safety and Health Administration. OSHA regulations require certain employers to provide training to certain employees to minimize the risk of injury from various potential workplace hazards. Employers in the healthcare industry may be required to provide training with respect to various topics, including, but not limited to, blood borne pathogens exposure control, laboratory safety, proper use of personal protective equipment, and tuberculosis infection control. OSHA regulations further require employers to keep records of their employees’ completion of training with respect to these workplace hazards, as applicable.

The Joint Commission. The Joint Commission accreditation and certification standards require employers in the healthcare industry to provide certain workplace safety and patient interaction training to employees. Training required by The Joint Commission may include programs on infection control, patient bill of rights, medication safety, radiation safety, and incident reporting. Healthcare organizations are required to provide and document training on these topics to receive accreditation from The Joint Commission. In addition, The Joint Commission imposes continuing education requirements on physicians that relate to each physician’s specific staff appointments.

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

Centers for Medicare & Medicaid Services (CMS) Quality Efforts. CMS is increasingly focused on arrangements, which generally aim to hold providers accountable for delivering high quality, efficient clinical care in part by tying provider reimbursement to patient outcomes or related measures. Through a number of public reporting programs, demonstration projects, pilot programs, and other initiatives, some voluntary and some mandatory, CMS has implemented value-based care programs for various provider-types, including hospitals, physician offices, nursing homes, home health providers, and dialysis facilities. CMS promotes innovation and modernization of quality measures, which are central to value-based care, through its Meaningful Measures Initiative.

Interoperability Initiatives. CMS interoperability programs encourage eligible professionals, eligible hospitals, and critical access hospitals to adopt electronic health record (EHR) technology by imposing payment reductions for failure to demonstrate meaningful use of certified EHR technology. EHR technology can be used to reduce errors, increase the availability of records and data, and provide reminders, alerts, clinical decision support, and e-prescribing/refill automation. Further, healthcare providers and industry participants are subject to a growing number of requirements intended to promote interoperability and the exchange of patient health information. For example, under the 21st Century Cures Act, healthcare providers, health IT developers, and certain other entities are subject to information blocking restrictions. Information blocking is generally defined as engaging in activities that are likely to interfere with the access, exchange, or use of electronic health information, subject to limited exceptions. Violations may result in penalties or other significant disincentives.

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

Some continuing education organizations issue related standards applicable to our services. For example, we comply with the ACCME’s Standards for Integrity and Independence in Accredited Continuing Education to ensure that our CME and CNE activities are evidence-based, designed to improve patient care and/or community health, and free from commercial influence. We follow all standards/criteria/guidelines set-forth by ACCME, ANCC, and other continuing education organizations regarding the regulation of educational program sponsorship and support.

The U.S. Food and Drug Administration (FDA) and the Federal Trade Commission (FTC)

Current FDA and FTC rules and enforcement actions and regulatory policies, or those that the FDA or the FTC may develop in the future, could have a material adverse effect on our ability to provide existing or future applications or services to our end users or obtain the necessary corporate sponsorship to do so. The FDA and the FTC regulate the form, content, and dissemination of labeling, advertising, and promotional materials, including direct-to-consumer prescription drug and medical device advertising, prepared by, or for, pharmaceutical, biotechnology, or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Generally, regulated companies must limit their advertising and promotional materials to discussions of the FDA-approved indications. Therefore, any information that promotes the use of pharmaceutical or medical device products that is presented with our services is subject to the FDA and FTC requirements and regulatory oversight including criminal, civil, and administrative actions. We believe that banner advertisements, sponsorship links, and any educational programs we may present with our services, even if we lack independent editorial control over it, could subject us to FDA or FTC regulation. While the FDA and the FTC place the principal burden of compliance with advertising and promotional regulations on the advertiser, if the FDA or FTC finds that any regulated information presented with our services violates FDA or FTC regulations, they may take regulatory action against us or the advertiser or sponsor of that information. In addition, the FDA may adopt new regulatory policies that more tightly regulate the format and content of promotional information on the Internet.

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

At the current time, our compliance with environmental legal requirements, including legal requirements relating to climate change, does not have a material effect on our capital expenditures, financial results, or operations, and we did not incur material capital expenditures with respect to environmental matters during the year ended December 31, 2024. However, future environmental-related developments may impact us, including as a result of climate change and/or legal requirements associated with the transition to a lower carbon economy in a manner that we are currently unable to predict.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

To protect our proprietary rights, we rely generally on copyright, trademark, patent, and trade secret laws; confidentiality agreements, contracts, and procedures with employees, consultants and other third parties; contractual provisions in license agreements with consultants, vendors, and customers; and use measures designed to control access to our software, documentation, and other proprietary information. We own federal trademark and service mark registrations for several marks, including, without limitation “HEALTHSTREAM”, "HSTREAM", “HEALTHSTREAM LEARNING CENTER”, "CREDENTIALSTREAM", "JANE", “HEALTHSTREAM EPORTFOLIO”, and “COMPLYQ”. We also have obtained registration of the “HEALTHSTREAM” mark in certain other countries. Additionally, we hold a number of patents related to the solutions we provide. Applications for several trademarks and patents are currently pending. However, there can be no assurance that we will be successful in obtaining registration of trademarks and patents for which we have applied.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2024, the Company had 1,083 full-time and 10 part-time employees.

The Company operates under a hybrid work policy that allows employees to work remotely if they so choose and if the scope of their job duties is suitable for remote work. As of December 31, 2024, approximately 39% of employees worked within a commutable distance from one of the Company's two offices, while the remaining 61% did not.

HealthStream’s culture is both exemplified and driven by our Constitution, which is a living document and the lens through which we endeavor to view and shape our actions. Our Constitution is comprised of the Company’s vision statement, values, and business principles. Upon being hired at HealthStream, each employee completes a course on our Constitution, which we view to be an important step in engagement, development, and training of our employees. Our Constitution is available on our website on the Investor Relations page. This and other information on our website are not a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a brief summary of the business experience of each of the executive officers of the Company. Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. The following table sets forth certain current information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	57	Chief Executive Officer and Chairman of the Board of Directors
Michael M. Collier	49	Executive Vice President, Corporate Strategy, Development, and Operations
Michael Sousa *	56	Executive Vice President, Enterprise Applications
Trisha L. Coady	49	Executive Vice President, Workforce Solutions
Kevin O’Hara	55	Executive Vice President, Enterprise Workforce Platform
Scott A. Roberts	48	Senior Vice President and Chief Financial Officer
Jeffrey D. Cunningham	58	Senior Vice President and Chief Technology Officer
M. Scott McQuigg	57	Senior Vice President, Digital & Network Development
Scott Fenstermacher	56	Senior Vice President, Sales

* As previously announced in the Company's Form 8-K filed February 24, 2025, Michael Sousa will be resigning from his position as EVP, Enterprise Applications effective March 31, 2025.

Robert A. Frist, Jr., one of our co-founders, has served as our chief executive officer and chairman of the board of directors since 1990. Mr. Frist is the company’s chief operating decision maker. He graduated with a Bachelor of Science in Business with concentrations in Finance, Economics, and Marketing from Trinity University.

Michael M. Collier joined the Company in August 2011 as vice president and general counsel, began serving as the vice president of business development and general counsel shortly thereafter, was promoted to senior vice president in July 2017, and was promoted to executive vice president, corporate strategy and development in April 2022. As of February 2025, Mr. Collier was promoted to executive vice president, corporate strategy, development, and operations. From August 2011 through the end of 2022, Mr. Collier also served as the Company’s Corporate Secretary. He graduated with both a Bachelor of Arts and Master of Arts in Philosophy and Religion from University of Tennessee-Knoxville and earned a Juris Doctorate (J.D.) from University of California, Berkeley – School of Law.

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

Trisha L. Coady joined the Company in January 2014 and served as associate vice president and subsequently vice president and general manager of clinical development solutions from June 2015 to November 2018. In November 2018, she was promoted to senior vice president and general manager of clinical solutions. As of February 2025, Ms. Coady was promoted to executive vice president, workforce solutions. She earned a Bachelor of Science in Nursing degree from Université de Moncton.

Kevin O’Hara joined the Company in January 2021 as senior vice president and general manager of platform solutions and was promoted in August 2024 to senior vice president of Platform Solutions and Product Strategy. As of February 2025, Mr. O’Hara was promoted to executive vice president, Enterprise Workforce Platform. Prior to joining the Company, he served as chief product officer for Caresyntax for one year and as chief executive officer for Syus, a predecessor entity, for eight years. He earned a Bachelor of Arts in Public Policy Studies and a J.D. from Vanderbilt University.

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

The U.S. has experienced challenging macroeconomic conditions in recent periods in certain respects, including as the result of significant inflationary pressures, ongoing elevated interest rate levels, and challenging labor market conditions. Continued global economic uncertainty, political conditions, and fiscal challenges in the U.S. and abroad, such as inflation and potential recessionary conditions, have, among other things, limited our ability to forecast future demand for our products and services, contributed to increased volatility in customer demand, and could constrain future access to capital for ourselves, our suppliers, customers, and partners. While inflationary conditions have decreased in comparison to recent periods, we believe that many of our customers have experienced increased labor, supply chain, capital, and other expenditures associated with recent inflationary pressures. Moreover, these conditions impacting the U.S. economy and our customers in the healthcare industry have adversely affected, and may continue to adversely impact, our business and results of operations. In addition, if current economic conditions in the U.S. significantly deteriorate, including as a result of the impact of increased tariffs or trade restrictions, our results of operations, financial position, and/or cash flows could be materially and adversely affected.

Our operating results may vary based on the impact of changes in our industry or the economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for our solutions by healthcare providers. We sell our products and services to large, mid-sized, and small organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our products at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions cause our clients and potential clients to freeze or reduce their headcount or operations, demand for our products may be negatively affected. Moreover, prior economic downturns and the current economic circumstances have resulted in overall reductions in spending by some healthcare providers as well as pressure from some clients and potential clients for extended payment terms. If current economic conditions deteriorate, our clients and potential clients may elect to decrease their budgets for our solutions by deferring or reconsidering purchases or could file for bankruptcy, which has occurred from time to time. Such budget decreases or bankruptcy filings would limit our ability to grow our business and negatively affect our operating results.

Moreover, other economic, regulatory, or other developments that adversely or disproportionately impact the healthcare industry may reduce spending on information technology by healthcare organizations and otherwise adversely affect our customer base. Furthermore, the margins of many healthcare providers are modest, and potential decreases in reimbursement for healthcare costs may reduce the overall solvency of our customers or cause further deterioration in their financial or business condition. These developments could reduce our sales or adversely impact the ability of our customers to pay for our products and services.

In addition, budget pressures at the federal and state levels have had and may continue to have a negative impact on spending for many health and human services programs, including Medicare and Medicaid, which represent significant payor sources for our customers. We anticipate that federal and state budget deficits and growing governmental healthcare expenditures will continue to place pressure on governmental healthcare programs. Any reductions in government healthcare spending, including as a result of deficit reduction initiatives, could result in reduced demand for our products or additional pricing pressure. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Additionally, the current presidential administration has announced a planned advisory commission, the "Department of Government Efficiency," to reform federal government process and reduce expenditures, which could reduce federal spending or give rise to separate efforts at the state level to reduce governmental spending, in a manner that could adversely impact our healthcare clients and, ultimately, us. Moreover, any U.S. government default on its debt could have broad macroeconomic effects. In addition, pressures on and uncertainty surrounding the US. Federal government's budget and potential changes in spending levels, as well as any shutdown of the federal government, failure to enact annual appropriations, or holds on congressionally authorized spending, could adversely affect our financial results due to the reliance of many of our customers on payments from third-party healthcare payors, including Medicare, Medicaid, and other government-sponsored programs.

We may be unable to effectively execute our business strategy, which could have an adverse effect on our business and competitive position in the industry.

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

A deterioration of public health conditions associated with a future pandemic, epidemic, or public health event, or a future catastrophic event, could adversely affect our business and financial results.

We face a wide variety of risks related to the emergence and effects of potential future epidemics, pandemics, outbreaks of infectious disease or other public health crises. Our primary customers are healthcare organizations, which are particularly vulnerable to health and economic effects of public health conditions. The potential impact of a future public health crisis on our customers could, in turn, adversely impact our business, including in a similar or more extensive manner to how our business was adversely impacted by COVID-19. It is difficult to predict how and when a future public health crisis may evolve, and we may not be able to predict or effectively respond to any such future developments. If a new public health crisis emerges or if public health conditions in the U.S. significantly deteriorate, our business and financial results could be adversely affected.

Our business could also be adversely impacted by catastrophic events (particularly in areas where we have office locations and/or where we have network infrastructure), such as fires, earthquakes, hurricanes, natural disasters, social or civil unrest, military conflicts or warfare (such as the war in the Ukraine or the conflict in the Middle East), geographic instability, terrorist attacks, or the effects of climate change (such as drought, flooding, wildfires, increased storm severity and sea level rise).

We may be unable to effectively identify, complete, or integrate the operations of acquisitions, joint ventures, collaborative arrangements, or other strategic investments, which would inhibit our ability to execute upon our growth strategy.

As part of our growth strategy, we actively review possible acquisitions, joint ventures, collaborative arrangements, or strategic investments that complement or enhance our business. For example, in 2024, we completed the acquisitions of TCPS and The Clinical Hub. However, we may be unable to source or complete future acquisitions, joint ventures, collaborative arrangements, or other strategic investments on acceptable terms or at all. In addition, if we finance acquisitions, joint ventures, collaborative arrangements, or other strategic initiatives by issuing equity securities, our existing shareholders may be diluted, which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions, joint ventures, collaborative arrangements, or strategic investments, our performance or prospects may be seriously harmed. Risks that we may encounter in implementing our acquisition, joint venture, collaborative arrangement, or strategic investment strategies include:

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

Further, valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data. We may experience additional volatility to our financial results due to changes in market prices of our marketable equity investments, the valuation and timing of observable price changes or impairments of our non-marketable equity investments, including impairments to such investments as a result of challenging conditions or other developments, and changes in the proportionate share of earnings and losses or impairment of our equity investments accounted for under the equity method. This volatility could be material to our results in any particular period.

Our financial performance may be difficult to predict as the result of lengthy and widely varying sales cycles and other factors.

The period from our initial contact with a potential customer and such customer’s first purchase of our solutions typically ranges from three to nine months, and in some cases may be significantly longer. Sales of additional solutions to existing customers may also experience sales cycles ranging from three to nine months, or longer. The range in the sales cycle can be impacted by multiple factors, including customer size, an increasing trend towards more formal request for proposal processes and more competition within our industry, increased customer-driven security assessments, as well as formal budget timelines which impact timing of purchases by target customers. New products, including those that may compete with or replace our former product offerings, tend to have a longer and more unpredictable revenue ramp period because of varying customer adoption rates. As a result of these factors, our ability to accurately predict the timing and type of initial sales may be limited. Moreover, while the revenue we receive from particular products and services in our subscription business may be predictable during the term of the applicable contract, the performance of our subscription business may become more subject to fluctuations between quarterly periods as our solution offerings are increasingly diversified and become more sophisticated. Certain professional services contracts are subject to the customers’ involvement in the provision of the product or service. The timing and magnitude of these product and service contracts may vary widely from quarter to quarter and year to year, and thus may affect our ability to accurately forecast our financial performance. In addition, some products can require significant implementation lead times and resources and may require a level of change management efforts from our clients, which may also limit our ability to accurately predict our financial performance. Additionally, our ability to accurately predict our financial performance may be further limited as we expand our revenue generating model such that third parties may pay network connection fees based on sales they make.

We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, marketing, or other resources.

Many of our competitors and potential competitors have longer operating histories and significantly greater financial, technical, marketing, or other resources than we do. We encounter direct competition from both large and small companies focused on providing solutions that compete with those we offer. Given the profile and growth of the healthcare industry and the ongoing need for training, simulation, scheduling, credentialing, and other information products and services, it is likely that additional competitors will continue to emerge. Additionally, mergers of or other strategic transactions by our competitors could weaken our competitive position. Moreover, our lack of market diversification resulting from our concentration on the healthcare industry may make us susceptible to losing market share to our competitors who also offer solutions, and in some cases a more robust suite of solutions, to a cross-section of industries. These companies may be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or customer requirements. Additionally, the development of AI/ML and other emerging technologies is complex and uncertain and presents various risks and uncertainties, including as the result of the rapidly evolving legal, regulatory, and ethical landscape associated with the use of AI/ML, and could subject us to competitive harm, legal and regulatory risk, and increase our cybersecurity, intellectual property, and privacy risks. Further, given the evolving nature of technology, our technology enabled offerings may be disrupted by innovative or emerging technologies, such as AI/ML, blockchain, Web3, or quantum computing technologies, and such disruption could adversely impact our ability to compete. Further, most of our customer agreements are for terms ranging from one to five years, with no obligation to renew. The terms of these agreements may enable customers to more easily shift to one of our competitors following the expiration of the agreement.

Expanding our business model such that third parties may pay network connection fees in exchange for the ability to deliver their products through our technology platform and have them featured as part of our ecosystem may result in unpredictability and/or harm to the operational and financial performance of our business.

The Company has expanded its business model by offering third parties the ability to utilize their sales teams to market and sell their third-party products and have such products delivered through the Company’s technology platform, provided such third parties pay a network connectivity fee when such products are sold to customers in our network. Given that these third parties are responsible for their products and the marketing and selling thereof, the Company may not always be able to ensure the operational, financial, or security-related performance or impact of products controlled by a third party, as has occurred to a limited extent from time to time. While we have contractual protections with third parties regarding their products, including but not limited to service levels, information security, confidentiality, data rights, and indemnification against certain breaches, these may not be sufficient to ensure the predictability or performance of such products, or potential negative impacts related thereto.

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

We derive a substantial portion of our revenues from a relatively small number of customers. A termination or material modification of our agreements with any of our significant customers or a failure of these customers to renew their contracts on favorable terms, or at all, could have an adverse effect on our business. However, during the years ended December 31, 2024, 2023, and 2022, no single customer accounted for 10 percent or more of our annual revenue.

A significant portion of our business is subject to renewal. Therefore, renewals have a significant impact on our revenue and operating results.

For the year ended December 31, 2024, approximately 96% of our net revenue was derived from SaaS-based subscriptions and software licensing agreements. Our product and service contracts typically range from one to five years in length, and customers are not obligated to renew their contract with us after their contract term expires; in fact, some customers have elected not to renew their contract, and this risk has increased as the result of current negative macroeconomic conditions. In addition, our customers may renew at a lower price or volume level. Our customers’ renewals may decline or fluctuate as a result of a number of factors, including but not limited to, their dissatisfaction with our service, a dissipation or cessation of their need for one or more of our products or services, pricing, or competitive product offerings. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our results of operations and financial condition could be adversely affected.

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

During the year ended December 31, 2024, we recognized approximately 96% of our revenue from customers over the terms of their subscription or software licensing agreements, which generally have contract terms ranging from one to five years. As a result, much of the revenue we report in each quarter is related to subscription or licensing agreements entered into during previous quarters. Consequently, a decline in new or renewed subscription or licensing agreements in any one quarter will not necessarily be reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure in a timely manner, or at all, to reflect this reduced revenue. Accordingly, the effect of significant downturns in new sales, renewals, and market acceptance of our products and services may not be reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Moreover, as noted above, we generally have contract terms ranging from one to five years, and the fees payable under a majority of contracts were often determined without reference to any increases in the consumer price index or similar inflation-related metric over the term of such contract, although we have begun to implement such provisions in contracts executed in 2024. As such, particularly for longer term contracts, we have been, and may continue to be, adversely impacted by inflationary conditions such as those that the U.S. economy has experienced in recent periods given that the fees that we are receiving during the outstanding term of such contracts will not be impacted by general price increases resulting from inflation whereas such inflationary conditions may increase the amount of labor, capital, and other expenditures we incur in connection with the operation of our business.

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

At December 31, 2024, we had approximately $97.2 million in cash, cash equivalents, and marketable securities. We also have up to $50.0 million of availability under our Revolving Credit Facility, subject to certain covenants and minimum liquidity requirements, which expires in October 2026.

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

There are inherent uncertainties in the estimates, judgments, and assumptions used in assessing recoverability of goodwill, intangible assets, long-lived assets, and strategic investments. Economic, legal, regulatory, competitive, reputational, contractual, and other factors could result in future declines in the operating results of our business units or market values that do not support the carrying value of goodwill, identifiable intangible assets, long-lived assets, and strategic investments. Moreover, the risk of such declines in operating results and market values, and thus, potential goodwill impairment, may be increased as the result of negative macroeconomic conditions. If the value of our goodwill, intangible assets, long-lived assets, or strategic investments is impaired, accounting principles require us to reduce their carrying value and report an impairment charge, which would reduce our reported assets and earnings for the period in which an impairment is recognized.

We may be affected by healthcare reform efforts and other changes in the healthcare industry that impact us and our clients.

Our clients are concentrated in the healthcare industry, which is subject to changing regulatory, economic, and political conditions. The healthcare industry has been and continues to be impacted by healthcare reform effects at the federal and state levels. Many recent changes have been aimed at reducing costs and government spending and increasing access to health insurance. For example, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 (collectively, the ACA), increased health insurance coverage through a combination of public program expansion and private sector insurance reforms. However, changes in the law’s implementation, subsequent legislation and regulations, state initiatives, and other factors have affected and may continue to affect health insurance coverage and various other elements of the ACA.

In addition, the Medicare and Medicaid programs are subject to change, including as a result of the recent change in the presidential administration. For example, some members of Congress have proposed measures intended to accelerate the shift from traditional Medicare to Medicare Advantage, or repealing the Affordable Care Act or eliminating some of its consumer protections. Changes in governmental administration, including changes in agency structures and staffing, such as reduction or elimination of personnel and agencies, may also result in changes to established rulemaking conventions and timelines, including for regularly issued reimbursement rules, among other effects.

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

There is uncertainty regarding whether, when, and what other public policy initiatives will be adopted through governmental avenues and/or the private sector, the timing and implementation of any such efforts, and the impact of those efforts on providers and other healthcare industry participants. It is difficult to predict the nature and/or success of current and future public policy changes, any of which may have an adverse effect on the operations, business, or financial condition of our clients. If our clients or potential clients are adversely affected by public policy developments, it could reduce the amount of business we receive from such clients, negatively impact our ability to attract new clients, or require us to make changes to our operations or consider price concessions or other less favorable contract terms, which could reduce our revenues and otherwise have an adverse effect on our results of operations.

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

The performance of our information systems is critical to our business operations. An unexpected event (including but not limited to a cyber-security incident, such as a ransomware attack, denial-of-service attack, security compromise, or other attempts to misappropriate our confidential information; telecommunications failure; vandalism; fire; earthquake; public health crisis; or other catastrophic loss) at or impacting our Internet service providers’ facilities, our on-site data center facilities, or our public-cloud infrastructure providers, could cause the loss of critical data and prevent us from offering our products and services for an unknown period of time. Although we have taken measures intended to prevent potential problems that could affect our information systems, our or a third party's disaster recovery planning cannot account for all eventualities, or may not be sufficient to mitigate against or recover from any of these events. We also may incur increased operating expenses to recover data, including ransom payments made to cyber-attackers, repair or remediate systems, equipment or facilities, and to protect ourselves from such disruptions. In addition, we may encounter challenges as a result of reliance on remote work environments. For example, the daily activities and productivity of our workforce is tied to key vendors, such as video conference services, consistently delivering their services without material disruption. Our ability to deliver information using the Internet and to operate in a remote working environment may be impaired because of infrastructure failures, service outages at third party Internet providers, malicious attacks or other factors. System downtime could negatively affect our reputation and ability to sell our products and services and may expose us to significant third-party claims. Our cyber liability and business interruption insurance may not adequately compensate us for losses that may occur. In addition, we rely on third parties to securely store our archived data, house our infrastructure and network systems, and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems and software, and our customers may encounter delays. Such disruptions could harm our reputation, cause customers to become dissatisfied and possibly take their business to a competing provider, and negatively impact our ability to attract new customers, which would adversely affect our financial performance.

A data breach or cybersecurity incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability, subject us to litigation and governmental inquiries and actions, damage our reputation, and otherwise adversely impact our financial results and business.

We collect and store personal data and sensitive information, including intellectual property, protected health information (PHI) as defined under HIPAA and other individually identifiable health information, provider credentialing and privileging data, education records, and other sensitive personal information, on our networks. We are directly subject to certain HIPAA privacy and security requirements.

The secure maintenance of personal data and sensitive information is critical to our business operations. As a result, the continued development and enhancement of controls, processes, and practices designed to protect our information systems from attack, damage, or unauthorized access remain a priority for us. If the security measures that we use to protect personal data, sensitive information, or other data of our customers and business relations, are ineffective, we may lose users of our services, which could reduce our revenue, tarnish our reputation, and subject us to significant liability. In addition, if our subcontractors, subprocessors, or various other vendors and service providers on which we rely fail to use adequate security or data protection processes or use personal data and sensitive information in an unpermitted or improper manner, we may be liable for losses as a result of their breach and, as a result, we may incur damage to our reputation. Additionally, we may encounter challenges obtaining and maintaining certifications related to data privacy and protection, or the costs and efforts associated with maintaining these certifications may increase.

The current cyber threat environment presents increased risk for all companies, including companies in our industry, and cyberattacks have become increasingly frequent, sophisticated, and difficult to detect. While we have implemented multiple layers of security measures to protect our information technology structure and the personal data and sensitive information that we collect and store, there is no assurance that these security measures will not be circumvented, including by new technological developments. Moreover, advanced new attacks that may be directed at us or our third-party vendors create risk of cybersecurity incidents, including ransomware, malware, and phishing incidents. We may also be subject to attacks in which malicious actors seek to, and potentially succeed in, exploiting our products or services as a vector to compromise the security or integrity of our customers, partners, or vendors. Additionally, in the current environment, it has become increasingly prevalent for malicious actors to target vendors, such as ourselves, as a means through which to gain unauthorized access to the systems and sensitive information of organizations such as healthcare providers, which comprise our primary customer base. In addition, the rapid evaluation and increased adoption of AI and other emerging technologies may heighten our cybersecurity risks by making cybersecurity attacks more difficult to detect, contain, and mitigate. Further, the audit processes, penetration and vulnerability testing, and controls used within our production platforms may not be sufficient to identify and prevent errors or deliberate misuse. Moreover, our software, databases, and servers may contain vulnerabilities or irregularities that lead to computer viruses, physical or electronic attacks, and similar disruptions. Further, we may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties. Our contracts with service providers typically require them to implement and maintain adequate security controls, but we may not have the ability to effectively monitor these security measures. As a result, inadequacies of third-party security controls may not be detected until after a cybersecurity incident has occurred. For example, third-party IT vendors may not provide us with fixes or updates to hardware or software in a manner as to avoid an unauthorized loss, access, or disclosure of data or to address a known vulnerability, which may subject us to known threats and cause system failures or disruptions. Third-party vendors that store or have access to our data, or operate networks or services on which we rely, may not have effective controls, processes, or practices to protect our information or systems from attack, damage, or unauthorized access. These risks may be heightened in connection with employees and service providers working from remote work environments, as our dependency on certain service providers, such as video conferencing and web conferencing services, has significantly increased. In addition, to access our network, products, and services, customers and other third parties may use personal mobile computing devices that are outside of our network environment and subject to their own security risks.

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

There is no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident or data breach in the future bypassing our security measures that materially affects us, including as the result of a loss of personal data or other confidential information, or the disruption of our information systems or business. In the future, data breaches or security incidents could result from a variety of circumstances and events, including third party action or inaction, system errors or downtime, employee negligence or error, malfeasance, failures during the process of upgrading or replacing software, databases, or components thereof, power outages, hardware failures, telecommunication failures, user errors, catastrophic events, or threats from malicious persons and groups, new vulnerabilities, and advanced new attacks against information systems, including those against our vendors and customers. Moreover, because the techniques used in cybersecurity attacks change frequently and may not be immediately recognized, we may experience cybersecurity incidents that remain undetected for an extended time. Any such security incidents and data breaches involving us or third parties with which we interact could result in business and operational interruptions and delays; the loss, unauthorized access, misappropriation, acquisition, use, disclosure, or corruption of data; result in our inability to access data; damage or adversely impact our information systems; damage our reputation; adversely impact our relationship with key customers and other business relations; and otherwise adversely impact our business. In addition, data and cybersecurity incidents, particularly if a large number of individuals are affected or if the compromised information is highly sensitive, could expose us and our customers to litigation and liability under federal, state, and foreign privacy, security, and consumer protection laws and regulations, such as HIPAA and FERPA or common law theories. Such incidents could also subject us to federal and state governmental disclosure requirements, inquiries, or enforcement, result in civil monetary penalties, settlement agreements, corrective action plans, and monitoring requirements, require us to devote significant management resources to address and respond to any such cybersecurity events, interfere with the pursuit of other important business strategies, and/or cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, recover lost data, and adapt systems and practices in response to such events. Moreover, there is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our information systems or the information systems of third parties with which we interact. Further, we are subject to an increasing number of cybersecurity reporting obligations in different jurisdictions that vary in their scope and application, which may create conflicting reporting obligations and inhibit our ability to quickly provide complete and reliable information about cybersecurity incidents to customers, counterparties, and regulators, as well as the public. In addition, our cyber liability and business interruption insurance may not cover or adequately compensate us for losses that may occur in connection with any cybersecurity incident.

Furthermore, we have acquired a number of companies, products, services, and technologies in recent years. Although we devote resources to address any security issues with respect to such acquisitions, we still may inherit additional security risks when we integrate those companies within HealthStream. Moreover, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may lose trust in the security of our solutions in general.

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

Hospitals and medical practices use our credentialing, privileging, and payer enrollment software to manage, validate, and maintain their providers’ and other staff credentials and authorization to practice in a particular facility and to maintain authorization to perform care covered by insurance providers. In some instances, we rely on sources outside the Company for information that we use in our credentialing and privileging products. If errors or omissions occur that inaccurately validate or invalidate the credentials of a provider or staff, or improperly deny or authorize a provider or staff to practice in a hospital or medical practice, these errors or omissions could result in litigation brought against us either by our customers, the provider or staff member, or other interested parties. For example, an important element in a malpractice case brought against a hospital or other provider could be the validation of proper credentialing for the provider, and any errors or omissions in our products that provide these services could subject us to claims. Further, a list of providers’ privileges may be made available to the general public by hospitals and medical practices, and errors in credentialing and privileging may result in damage to the hospital, medical practice, or provider. We may also be required to indemnify against such claims and defending against any such claims could be costly, could negatively affect our business, and may not be fully insured.

Risks Related to Government Regulation, Content, and Intellectual Property

Government regulation may subject us to investigation, litigation, or liability or require us to change the way we do business.

The laws and regulations that govern our business change rapidly, are often inconsistent between jurisdictions, and in certain respects have become, and may continue to become, more complex and restrictive. Evolving areas of law that are relevant to our business include privacy and security laws, proposed encryption laws, content regulation, information security accountability regulation, sales and use tax laws, laws related to the use of AI/ML applications, and regulations and attempts to regulate activities on the Internet. For example, we are directly subject to certain requirements of the HIPAA privacy and security regulations. In addition, we are required through business associate agreements with our customers to protect the privacy and security of protected health information. Further, government laws and regulations that directly affect our customers can have an indirect impact on our business. In addition, there are a variety of other national, foreign, and international laws and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer, and other processing of personal data, including, but not limited to: FERPA, the European Union’s General Data Protection Regulation (GDPR), the United Kingdom's General Data Protection Regulation (which implements the GDPR into U.K. law), Canada's Personal Information Protection and Electronic Documents Act (PIPEDA), Australia's Privacy Act 1988, and New Zealand's Privacy Act 2020. In addition, many states have passed consumer data privacy laws, and federal lawmakers have proposed additional legislation. The laws and regulations to which we are subject are rapidly evolving and changing and could have an adverse effect on our operations. The obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, affect our customers’ willingness to permit us to use and store personal data and sensitive information, prevent us from selling our products or services, and/or affect our ability to invest in or jointly develop products. We may be exposed to litigation, including through private rights of action, regulatory fines, penalties, or other sanctions and damage to our reputation if the personal, confidential, or proprietary information of our customers is not handled in compliance with these laws or is otherwise mishandled or misused by us or any of our suppliers, ecosystem partners, counterparties, or other third parties, or if such third parties do not have appropriate controls in place to protect such personal, confidential, or proprietary information. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. We may also be required to develop features, enhancements, or modifications to our products to support our customers’ evolving compliance obligations. This may require us to divert development and other resources from other areas, incur significant expenditures, or, if we are unsuccessful in delivering these features, enhancements, or modifications, result in monetary damages, loss of revenue or customers, reputational harm, or other adverse impacts to our business.

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

The rapidly evolving and uncertain regulatory and technology environment could require us to change how we do business or incur additional costs. It may be difficult to predict how changes to applicable laws and regulations and current and future initiatives related to technology might affect our business. Different interpretations or enforcement of, or changes to, relevant laws and regulations in the future could subject our current or past practices to allegations of impropriety or illegality and could require us to alter to our operations. While we strive to adhere our practices and procedures to the laws that are applicable to our business, we may not be able to timely adapt to evolving rules and regulations, interpretations, and regulator determinations. Further, a regulator or court could disagree with our interpretation of these laws and regulations. Failure to comply with applicable legal or regulatory requirements in the U.S. or in any of the countries in which we operate could result in significant legal and financial exposure, damage to our reputation, subject us to administrative, civil, and contractual penalties (including termination of our customer agreements), adversely affect our ability to retain clients and attract new clients, or otherwise have a material adverse effect on our business operations, financial condition, and results of operations.

Any reduction or change in the regulation of continuing education and training in the healthcare industry may adversely affect our business.

A portion of our business model is dependent in part on required training and continuing education for healthcare professionals and other healthcare workers resulting from regulations of state and federal agencies, state licensing boards, and professional organizations. Any change in these regulations and professional standards that reduce the requirements for continuing education and training for the healthcare industry could reduce the demand for our services and harm our business. In addition, a portion of our business with pharmaceutical and medical device manufacturers and hospitals is predicated on our ability to maintain accreditation status with organizations such as the ACCME and ANCC. The failure to maintain status as an accredited provider of educational and other services could have a detrimental effect on our business.

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

We use open source software in our products and may use more open source software in the future. From time to time, there have been claims challenging the use of open source software against companies that incorporate it into their products. As a result, we could be subject to suits by parties claiming rights in our proprietary products that include certain open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software products to the public. If we inappropriately use open source software, we may be required to re-engineer our products, discontinue the sale of our products, or take other remedial actions.

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

•	currency exchange rate fluctuations;

•	uncertainties regarding the interpretation and enforceability of legal requirements, including limited or unfavorable intellectual property protection and the enforceability of contract rights;

•	competition with companies or other services that may understand local markets better than we do;

•	increased financial accounting and reporting burdens and complexities associated with implementing and maintaining adequate internal controls;

•	potential regulations, health guidelines, and safety protocols in foreign jurisdictions related to public health emergencies within those jurisdictions; and

•	restrictions on repatriation of earnings.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management Program

The Company’s cybersecurity risk management program, aligned with the National Institute of Standards and Technology Cybersecurity Framework (CSF) domains and HITRUST CSF, is designed to employ industry best practices, including ongoing enhancement of governance, risk, and compliance management, regular updates to our response planning and protocols, security policy and standards maintenance, and new technology implementation to proactively monitor vulnerabilities and reduce risk, including processes designed to identify material cybersecurity risks associated with our use of third-party service providers. This program includes the engagement of consulting firms and other third parties.

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

The Company maintains cyber liability insurance to help mitigate potential liabilities resulting from cybersecurity matters. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. We do not believe that any risks we have identified to date, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, despite our security measures, there is no assurance that we or the third parties with which we interact have not identified or experienced, or will not experience, a cybersecurity incident in the future that will materially affect us. For additional information regarding the risks to us associated with cybersecurity incidents, see “A data breach or cybersecurity incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability, subject us to litigation and governmental inquiries and actions, damage our reputation, and otherwise adversely impact our financial results and business” included in Part I, Item 1A of this Form 10-K.

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

Item 2. Properties

Our principal office is located in Nashville, Tennessee, which is primarily used to support our corporate functions. Our lease for approximately 92,000 square feet at this location will end in October 2031. As of December 31, 2024, we leased other facilities in Nashville, Tennessee; and San Diego, California.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “HSTM”. Our common stock began trading on the Nasdaq National Market on April 14, 2000.

As of February 14, 2025, the Company had a total of 12,806 shareholders, including 1,019 registered holders and 11,787 beneficial holders.

DIVIDEND POLICY

On February 20, 2023, we announced that our board of directors approved a quarterly dividend policy (the "Dividend Policy"). During the year ended December 31, 2024, the Board of Directors authorized the following quarterly dividends under the Dividend Policy:

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
March 22, 2024	February 19, 2024	$0.028	March 11, 2024	$849,000
May 17, 2024	April 22, 2024	0.028	May 6, 2024	851,000
August 16, 2024	July 22, 2024	0.028	August 5, 2024	851,000
November 15, 2024	October 21, 2024	0.028	November 4, 2024	852,000
Total dividends		$0.112		$3,403,000

Additionally, as previously announced, on February 24, 2025, the Board approved a quarterly cash dividend of $0.031 per share, representing an increase of eleven percent (11%) over the previous quarter's dividend payment, payable on March 21, 2025 to holders of record on March 10, 2025.

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

STOCK PERFORMANCE GRAPH

The graph below matches HealthStream, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the Dow Jones US Software TSM index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024.

The comparisons in the graph below are based on historical data and are not necessarily indicative of future performance of our common stock.

	12/19	12/20	12/21	12/22	12/23	12/24

HealthStream, Inc.	$100.00	$80.29	$96.91	$91.32	$99.78	$117.87
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
Dow Jones US Software TSM	100.00	147.65	194.54	129.99	207.07	243.89

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

On September 13, 2023, the Company announced a share repurchase program authorized by the Company’s Board of Directors under which the Company may purchase up to $10.0 million of its common stock. Pursuant to this authorization, repurchases may be made in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. Under this program, during 2023, the Company repurchased 404,188 shares of common stock at an aggregate fair value of $8.9 million, reflecting an average price per share of $22.07 (excluding the cost of broker commissions). The share repurchase program expired according to its terms on March 31, 2024, and no repurchases occurred during 2024.

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

The following discussion addresses our 2024 and 2023 results and year-to-year comparisons between 2024 and 2023. A discussion of year-to-year comparisons between 2023 and 2022 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 26, 2024, under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our business is managed and organized around our single platform strategy, also referred to as our One HealthStream approach. At the center of this single platform strategy is our hStream technology platform. By enabling our applications through hStream, we believe that stand-alone applications, which already provide a powerful value proposition on their own, are beginning to leverage each other to more efficiently and effectively empower our customers to manage their businesses and improve their outcomes. Further, the Company’s internal structure and executive leadership are likewise shaped by the organizing principle of a single platform, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by our key decision makers), organizational structure, compensation, performance assessment, and resource allocation. Ongoing progress towards One HealthStream is exemplified by our recent refinement and adoption of a standardized, enterprise-wide implementation, onboarding, and customer success operational model.

Our solutions are powered by our hStream technology platform that enables activity across HealthStream's diverse ecosystem of applications. These underlying solutions are comprised primarily of SaaS, subscription-based applications that are used by healthcare organizations to meet a broad range of their workforce development needs around learning, clinical development, credentialing, and scheduling. Our solutions are also utilized by nursing schools as they prepare the healthcare workforce of tomorrow and by nursing students as they prepare to enter that workforce. Our numerous content libraries allow customers to subscribe to a wide array of courseware, which includes content from leading healthcare and nursing associations, medical and healthcare publishers, and other ecosystem partners. Our scheduling solutions provide organizations with the tools to visualize and manage real-time clinical staff scheduling to enable them to optimize their workforce, reduce costs, and improve care. Our flagship credentialing, privileging, and enrollment solution, CredentialStream, provides customers an intuitive, modern user experience with a continual stream of enhancements, evidence-based content, and curated data, all of which provides healthcare organizations with tools to support the provider lifecycle management from recruiting, application submission, verification of licensure and other credentials, privileging, appointments by credentialing committees, enrollment, network, management, onboarding, and performance evaluations of providers.

As HealthStream's business continues to evolve, we remain solely dedicated to the healthcare market and our primary customers continue to be healthcare organizations across the continuum of care and other participants in the healthcare industry, such as nursing schools and nursing students.

Revenues for the year ended December 31, 2024 were $291.6 million, compared to $279.1 million for the year ended December 31, 2023, an increase of 5%. The contributions to growth were $12.4 million in subscription revenues and were $0.2 million in professional services revenues. Subscription revenue increases resulted from growth in several products, including CredentialStream, ShiftWizard, and Competency Suite, but were partially offset by declines in our legacy credentialing, scheduling, and quality management solutions. Operating income increased by 33% to $21.3 million for 2024, compared to $16.0 million for 2023. Net income increased to $20.0 million for 2024, compared to $15.2 million for 2023. Earnings per share were $0.66 per share (diluted) for 2024, compared to $0.50 per share (diluted) for 2023. The Company paid $3.4 million and $3.1 million in cash dividends in 2024 and 2023, respectively. As of December 31, 2024, cash, cash equivalents, and marketable securities balances were $97.2 million, and the Company maintained full availability under its $50.0 million revolving credit facility.

Since the beginning of 2024, we completed two acquisitions. In October 2024 and November 2024, we acquired substantially all of the assets of Total Clinical Placement System (d/b/a TCPS) (TCPS) and The Clinical Hub, Inc. (d/b/a The Clinical Hub) (The Clinical Hub), respectively. For additional information regarding acquisitions, please see Note 8 of the Consolidated Financial Statements included elsewhere in this report.

RECENT DEVELOPMENTS

Macroeconomic conditions in the U.S. have been challenging in recent periods in certain respects, including as the result of inflationary pressures, ongoing elevated interest rate levels, which, despite recent declines, remain elevated, and uncertain geopolitical conditions. In this regard, we have experienced in certain recent periods, and believe that many of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with inflationary conditions. These conditions impacting the U.S. economy and our customers in the healthcare industry have adversely affected, and may continue to adversely impact, our business and results of operations. In addition, given our focus on customers in the healthcare industry, adverse developments impacting such customers, including downward pressure on federal and state governmental spending, may adversely impact our business and financial results.

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

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to reverse. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. We assess the realizability of our deferred tax assets, and to the extent that we believe a recovery is not likely, we establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. As of December 31, 2024, the Company established a valuation allowance of $1.9 million for the portion of its deferred tax assets that are not more likely than not expected to be realized, compared to a valuation allowance of $2.0 million as of December 31, 2023.

RESULTS OF OPERATIONS

Revenues and Expense Components

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Revenues, net. The products and services generating revenues are increasingly oriented around and drive value in relation to our hStream technology platform. Subscription or software licensing services primarily consist of the provision of services through our platform, learning management application, a variety of training and development tools and content subscriptions, our applications that help facilitate provider credentialing, privileging, and enrollment administration, and staff scheduling applications. Professional services primarily consist of training, implementation and onboarding, and consulting services to serve professionals that work within healthcare organizations.

Cost of Revenues (excluding depreciation and amortization). Cost of revenues (excluding depreciation and amortization) consist primarily of salaries and employee benefits, stock-based compensation, employee travel and lodging, materials, contract labor, hosting costs, third party software licensing costs, and other direct expenses associated with revenues, as well as royalties paid by us to ecosystem partners. Personnel costs within cost of revenues are associated with individuals that facilitate product delivery, provide services, handle customer support calls or inquiries, manage the technology infrastructure for our applications, manage content, and provide training or implementation services.

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

Sales and Marketing. Sales and marketing consist primarily of salaries and employee benefits, commissions and amortization of deferred commissions, stock-based compensation, employee travel and lodging, third party software licensing costs, advertising, trade shows, customer conferences, promotions, and related marketing costs. Personnel costs within sales and marketing include our sales teams and marketing personnel.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and employee benefits, stock-based compensation, employee travel and lodging, facility expenses, office expenses, fees for professional services, business development and acquisition-related costs, third party software licensing costs, provision for credit losses, and other operational expenses. Personnel costs within general and administrative expenses include individuals associated with normal corporate functions, including accounting, legal, business development, human resources, administrative, internal information systems, and executive management.

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized software development.

Interest Income. Interest income consists of interest earned on cash, cash equivalents, and marketable securities.

Other (Expense) Income, Net. The primary components of other (expense) income are interest expense, the income or loss attributed to equity method investments, fair value adjustments related to non-marketable equity investments, foreign currency gains and losses, and sublease income.

2024 Compared to 2023

Revenues, net. Revenues increased approximately $12.6 million, or 5%, to $291.6 million for 2024 from $279.1 million for 2023. Subscription revenues increased $12.4 million, or 5%, and professional services revenues increased by $0.2 million, or 2%. Subscription revenue increases resulted from growth in several products, including CredentialStream, ShiftWizard, and Competency Suite, but were partially offset by declines in our legacy credentialing, scheduling, and quality management solutions.

A comparison of revenues by revenue source is as follows (in thousands):

	Year Ended December 31,
	2024	2023	Percentage Change
Subscription services	$280,316	$267,935	5%
Professional services	11,330	11,128	2%
Total revenues, net	$291,646	$279,063	5%

% of Revenues
Subscription services	96%	96%
Professional services	4%	4%

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased $2.9 million, or 3%, to $97.9 million for 2024 from $95.0 million for 2023. Cost of revenues as a percentage of revenues were 34% of revenues for both 2024 and 2023. The increase in expense is primarily associated with higher costs for third-party software, cloud hosting, and royalties, partially offset by a decrease in severance costs incurred in connection with the Company's previously disclosed restructuring under a single platform strategy in 2023.

Product Development. Product development expenses increased $3.4 million, or 7%, to $48.9 million for 2024 from $45.5 million for 2023. Product development expenses as a percentage of revenues were 17% and 16% of revenues for 2024 and 2023, respectively. The increase is primarily due to increases in labor and benefits.

Sales and Marketing. Sales and marketing expenses increased $1.5 million, or 3%, to $47.2 million for 2024 from $45.7 million for 2023. Sales and marketing expenses as a percentage of revenues were 16% of revenues for both 2024 and 2023. The increase in expense is primarily due to increased sales commissions, general marketing expenses, software expenses, and travel, which were partially offset by a decrease in labor and benefits.

General and Administrative Expenses. General and administrative expenses decreased $0.6 million, or 1%, to $35.1 million for 2024 from $35.7 million for 2023. General and administrative expenses as a percentage of revenues were 12% and 13% of revenues for 2024 and 2023, respectively. The decrease is primarily due to decreases in labor and benefits, professional service fees, facilities costs, and telecom expenses, which were partially offset by an increase in bad debt expense primarily related to customer bankruptcies during the second and fourth quarters of 2024.

Depreciation and Amortization. Depreciation and amortization increased $0.1 million, or 1%, to $41.2 million for 2024 from $41.1 million for 2023. The increase resulted from higher amortization of capitalized software, partially offset by lower depreciation expense.

Interest Income. Interest income was $3.8 million for 2024 compared to $2.4 million for 2023. The increase resulted from higher cash, cash equivalent, and marketable securities balances on which the interest was earned.

Other (Expense) Income, Net. Other (expense) income, net was an expense of $0.3 million for 2024 compared to income of $0.1 million for 2023. Other expense for 2024 consisted primarily of interest expense, losses attributable to equity method investments, and foreign currency losses, partially offset by sublease income. Other income for 2023 consisted of a $0.4 million gain recognized upon the settlement and release of escrowed proceeds related to a prior sale of a non-marketable equity investment coupled with sublease income, partially offset by interest expense and losses attributed to equity method investments.

Income Tax Provision. The Company recorded a provision for income taxes of $4.8 million and $3.3 million for 2024 and 2023, respectively. The Company’s effective tax rate was 19% for 2024 compared to 18% for 2023. The Company's effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and research & experimentation tax credits.

Net Income. Net income increased $4.8 million, or 32%, to $20.0 million for 2024 compared to $15.2 million for 2023 as a result of the factors mentioned above. The increase in net income for 2024 compared to 2023 was driven by an increase in revenue as well as from revenue increasing at a higher rate than expenses. Earnings per diluted share were $0.66 per share (diluted) for 2024, compared to $0.50 per share (diluted) for 2023.

Adjusted EBITDA increased 9% to $66.8 million for 2024 compared to $61.3 million for 2023. The increase resulted from the factors mentioned above. Adjusted EBITDA is a non-GAAP financial measure which we define as net income excluding the impact of the deferred revenue write-downs associated with fair value accounting for acquired businesses and before interest, income taxes, stock-based compensation, depreciation and amortization, and changes in fair value of, including gains (losses) on the sale of, non-marketable equity investments. See "Reconciliation of Non-GAAP Financial Measures" below for a reconciliation of this calculation to the most comparable measure under U.S. GAAP and information regarding why this non-GAAP financial measure provides useful information to investors.

Key Business Metrics

Our management utilizes the following key financial and non-financial metrics in connection with managing our business.

•	Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations. Revenues, net, were $291.6 million for the year ended December 31, 2024 compared to $279.1 million for the year ended December 31, 2023. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Net Income. Net income represents revenues, net less all expenses. Net income was $20.0 million for the year ended December 31, 2024 compared to $15.2 million for the year ended December 31, 2023. Management utilizes net income in connection with managing our business, including with regard to our capital deployment strategies.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to many investors to assess the Company’s ongoing results from operations. Additionally, short-term cash incentive bonuses and certain performance-based equity award grants are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $66.8 million for the year ended December 31, 2024, compared to $61.3 million for the year ended December 31, 2023.

•

Capital Expenditures. Capital expenditures represent cash payments incurred for purchases of property and equipment and during the development phase for projects to develop software and content. Capital expenditures were $28.1 million for the year ended December 31, 2024 compared to $28.0 million for the year ended December 31, 2023. Management utilizes this metric in connection with managing the allocation of capitalized expenditures in which the Company invests related to the development of its products and believes that this metric is a key indicator of investment in products relative to their current and expected performance.

Reconciliation of Non-GAAP Financial Measures

This Annual Report on Form 10-K presents adjusted EBITDA, which is a non-GAAP financial measure used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income before interest, income taxes, stock-based compensation, depreciation and amortization, and changes in fair value of, including gains (losses) on the sale of, non-marketable equity investments ("adjusted EBITDA"), is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items which may not, in any such case, fully reflect the underlying operating performance of our business. In addition, as discussed below, for periods ended on or prior to December 31, 2023, adjusted EBITDA excludes the impact of deferred revenue write-downs associated with fair value accounting for acquired businesses. We believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operating performance and to compare the Company’s operating performance between periods. Additionally, certain short-term cash incentive bonuses and performance-based equity awards are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets.

As previously disclosed, prior to the Company early adopting ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, effective January 1, 2022, following the completion of any acquisition by the Company, the Company was required to record the acquired deferred revenue at fair value as defined in GAAP, which typically resulted in a write-down of the acquired deferred revenue. In connection therewith, management determined that including an adjustment in the definition of adjusted EBITDA for the impact of the deferred revenue write-downs associated with fair value accounting for businesses acquired prior to the January 1, 2022 effective date of the Company's adoption of ASU 2021-08 (the "Pre-2022 Acquisitions") provided useful information to investors because the deferred revenue write-down recognized in periods after any such Pre-2022 Acquisitions could, given the nature of this non-cash accounting impact, cause our GAAP financial results during such periods to not fully reflect our underlying operating performance. Following the adoption of ASU 2021-08, contracts acquired in an acquisition completed on or after January 1, 2022 have been measured as if the Company had originated the contract (rather than the contract being measured at fair value) such that, for such acquisitions, the Company no longer records deferred revenue write-downs associated with acquired businesses. With respect to periods ended on or prior to December 31, 2023, the Company has included an adjustment in the calculation of adjusted EBITDA for the impact of deferred revenue write-downs associated with the Pre-2022 Acquisitions consistent with this prior accounting standard, given the ongoing impact of such deferred revenue on the Company's financial results under GAAP over this time period. With respect to periods beginning on or after January 1, 2024, the Company no longer recognizes any deferred revenue write-downs associated with the Pre-2022 Acquisitions under GAAP, and accordingly such deferred revenue write-downs are not an adjustment in connection with the calculation of adjusted EBITDA for periods on and after January 1, 2024.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income, is set forth below (in thousands).

	2024	2023
GAAP net income	$20,007	$15,213
Deferred revenue write-down	—	212
Interest income	(3,834)	(2,356)
Interest expense	100	124
Income tax provision	4,796	3,298
Stock-based compensation expense	4,470	4,153
Depreciation and amortization	41,243	41,076
Change in fair value of non-marketable equity investments	—	(425)
Adjusted EBITDA	$66,782	$61,295

Liquidity and Capital Resources

Net cash provided by operating activities was $57.7 million during 2024, compared to $64.0 million during 2023, a decrease of 10%. The decrease in net cash provided by operating activities is primarily due to a $6.1 million increase in income tax payments and higher cash disbursements at the end of 2024 as compared to the end of 2023, while cash receipts increased modestly compared to the prior year. Our days sales outstanding (DSO) was 40 days and 46 days for 2024 and 2023, respectively. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, income tax payments, and general corporate expenses.

Net cash used in investing activities was $34.0 million during 2024, compared to $56.6 million during 2023. During 2024, the Company spent $1.3 million for the acquisitions of TCPS and The Clinical Hub, invested in marketable securities of $74.4 million, made payments for capitalized software development of $26.7 million, and purchased property and equipment of $1.4 million. These uses of cash were partially offset by $69.2 million in maturities of marketable securities. During 2023, the Company spent $6.6 million for the acquisition of eeds (note: the eeds was acquisition was consummated on December 31, 2022, but was funded in January 2023 such that the purchase price for eeds impacted net cash used in investing activities during the year ended December 31, 2023), invested in marketable securities of $50.3 million, made payments for capitalized software development of $25.8 million, and purchased property and equipment of $2.2 million. These uses of cash were partially offset by $28.3 million in maturities of marketable securities.

Cash used in financing activities was $4.5 million during 2024, compared to $13.0 million during 2023. The primary uses of cash in financing activities during 2024 included $3.4 million for the payment of cash dividends and $1.1 million for payments of payroll taxes related to stock-based compensation. During 2023, the primary use of cash in financing activities included $8.9 million for repurchases of common stock, $3.1 million for the payment of cash dividend, and $0.9 million for payments of payroll taxes related to stock-based compensation.

On October 6, 2023, the Company entered into a new revolving credit facility, which amended and replaced our prior revolving credit facility. There currently are no outstanding borrowings under the new revolving credit facility. For additional information regarding the new revolving credit facility, see Note 12 to the Consolidated Financial Statements included herein.

Our balance sheet reflected positive working capital of $37.4 million at December 31, 2024, compared to $11.8 million at December 31, 2023. The increase in working capital was primarily due to increases in cash, cash equivalents, and marketable securities. The Company’s primary source of liquidity was $97.2 million of cash, cash equivalents, and marketable securities as of December 31, 2024. The Company also has up to $50.0 million of availability under our Revolving Credit Facility, subject to certain covenants and minimum liquidity requirements.

On September 13, 2023, the Company announced a share repurchase program approved by the Company’s Board of Directors under which the Company was authorized to purchase up to $10.0 million of its common stock. Pursuant to this authorization, repurchases could be made in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. Under this program, during 2023, the Company repurchased 404,188 shares of common stock at an aggregate fair value of $8.9 million, reflecting an average price per share of $22.07 (excluding the cost of broker commissions). The share repurchase program expired according to its terms on March 31, 2024, and no repurchases occurred during 2024.

Pursuant to the dividend policy approved by our Board on February 20, 2023, the Board of Directors authorized the following quarterly dividend payments during 2024:

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
March 22, 2024	February 19, 2024	$0.028	March 11, 2024	$849,000
May 17, 2024	April 22, 2024	0.028	May 6, 2024	851,000
August 16, 2024	July 22, 2024	0.028	August 5, 2024	851,000
November 15, 2024	October 21, 2024	0.028	November 4, 2024	852,000
Total dividends		$0.112		$3,403,000

On February 24, 2025, as previously disclosed, our Board of Directors approved a quarterly dividend at a rate of $0.031 per share, which represented an increase of 11% compared to the quarterly dividend per share in 2024 as set forth above. This quarterly dividend shall be payable on March 21, 2025 to the holders of record of all of the issued and outstanding shares of common stock as of the close of business on March 10, 2025.

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

The Company's contractual obligations arising in the normal course of business primarily consist of operating lease obligations and purchase obligations. The amounts included as contractual obligations represent the non-cancelable portion of agreements or the minimum cancellation fee. As further discussed in Note 13 to the Company's Consolidated Financial Statements, as of December 31, 2024, we had operating lease obligations of approximately $24.6 million, of which $3.9 million is expected to be paid within 12 months. The Company's purchase obligations that represent non-cancelable contractual obligations primarily relate to information technology assets and our revolving credit facility, which facility is described further in Note 12 to the Company's Consolidated Financial Statements. As of December 31, 2024, the Company had purchase obligations of $10.1 million, with $5.5 million expected to be paid within 12 months. We believe that our existing cash, cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, effect any share repurchases we may elect to make, pay our quarterly cash dividends, and fund capital expenditures for at least the next 12 months and for the foreseeable future thereafter.

The Company’s growth strategy includes acquiring businesses that provide complementary products and services. It is anticipated that future acquisitions, if any, would be effected through cash consideration, stock consideration, debt, or a combination thereof. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. The revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to consolidated EBITDA (as defined in our credit facility) and an interest coverage ratio of consolidated EBITDA to interest expense. Therefore, the maximum borrowings against the revolving credit facility would be dependent on the covenant values at the time of borrowing. As of December 31, 2024, the Company was in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot be assured that if we need additional financing, it will be available on terms favorable to us or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires disclosures of significant reportable segment expenses that are regularly provided to the CODM and other segment items on an interim and annual basis. Entities with a single reportable segment will also be required to apply the disclosure requirements in ASU 2023-07 on an interim and annual basis. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard effective January 1, 2024 using a retrospective method. For further information, refer to the Business Segments section of Note 1 - Summary of Significant Accounting Policies.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide disclosure of disaggregated information in the entity’s tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09; however, it is not expected to have a material impact on the Company's financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses,” which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any material commodity price risk.

Interest Rate Risk

As of December 31, 2024, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash, cash equivalents, and marketable securities balances, which approximated $97.2 million at December 31, 2024. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $0.4 million.

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

HEALTHSTREAM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of HealthStream, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Auditing the Company’s accounting for revenue recognition was challenging due to the judgment and effort required to analyze the Company’s contracts to determine whether promised goods and services are distinct performance obligations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to identify and evaluate performance obligations.

Among other procedures to evaluate management’s identification and determination of the distinct performance obligations, we obtained an understanding of the Company’s various product and service offerings and tested the application of the revenue recognition accounting requirements to determine which performance obligations were distinct. We inspected a sample of customer contracts to evaluate management’s assessment of distinct performance obligations within the contract based on its terms and conditions, and tested the amounts recognized as revenue or recorded in deferred revenue.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998. Nashville, Tennessee February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of HealthStream, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited HealthStream, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HealthStream, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee
February 28, 2025

HEALTHSTREAM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$59,469	$40,333
Marketable securities	37,748	30,800
Accounts receivable, net	30,189	34,346
Accounts receivable - unbilled	5,133	4,100
Prepaid royalties, net of amortization	9,547	10,202
Prepaid software maintenance and subscriptions	8,569	7,397
Other prepaid expenses and other current assets	2,467	3,032
Total current assets	153,122	130,210

Property and equipment, net	10,741	13,005
Capitalized software development, net	43,370	40,643
Operating lease right of use assets, net	17,453	20,114
Goodwill	191,220	191,379
Intangibles, net	55,548	68,031
Other assets	39,312	36,560
Total assets	$510,766	$499,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,628	$7,465
Accrued royalties	5,190	4,556
Accrued liabilities	10,141	13,225
Accrued compensation	9,507	9,492
Deferred revenue	84,227	83,623
Total current liabilities	115,693	118,361

Deferred tax liabilities	14,596	16,132
Deferred revenue, noncurrent	1,655	2,169
Operating lease liability, noncurrent	17,366	20,247
Other long-term liabilities	2,101	2,281
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized; 30,432 and 30,298 shares issued and outstanding at December 31, 2024 and 2023, respectively	252,432	249,075
Retained earnings	108,972	92,368
Accumulated other comprehensive loss	(2,049)	(691)
Total shareholders’ equity	359,355	340,752
Total liabilities and shareholders’ equity	$510,766	$499,942

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues, net	$291,646	$279,063	$266,826
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	97,936	95,021	91,143
Product development	48,890	45,540	44,277
Sales and marketing	47,158	45,743	44,146
General and administrative expenses	35,132	35,664	36,866
Depreciation and amortization	41,243	41,076	37,945
Total operating costs and expenses	270,359	263,044	254,377

Operating income	21,287	16,019	12,449

Interest income	3,834	2,356	444
Other (expense) income, net	(318)	136	2,692

Income before income tax provision	24,803	18,511	15,585
Income tax provision	4,796	3,298	3,494
Net income	$20,007	$15,213	$12,091

Net income per share:
Basic	$0.66	$0.50	$0.39
Diluted	$0.66	$0.50	$0.39

Weighted average shares of common stock outstanding:
Basic	30,386	30,571	30,648
Diluted	30,544	30,673	30,717
Dividends declared per share	$0.112	$0.100	$—

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$20,007	$15,213	$12,091

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(1,371)	283	(1,091)
Unrealized gain on marketable securities	13	7	4
Total other comprehensive (loss) income	(1,358)	290	(1,087)
Comprehensive income	$18,649	$15,503	$11,004

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income/(Loss)	Equity
Balance at December 31, 2021	31,327	$270,791	$68,122	$106	$339,019
Net income	—	—	12,091	—	12,091
Comprehensive loss	—	—	—	(1,087)	(1,087)
Issuance of common stock in acquisition	209	4,084	—	—	4,084
Stock-based compensation	—	3,554	—	—	3,554
Common stock issued under stock plans, net of shares withheld for employee taxes	95	(565)	—	—	(565)
Repurchase of common stock	(1,052)	(23,032)	—	—	(23,032)
Balance at December 31, 2022	30,579	254,832	80,213	(981)	334,064
Net income	—	—	15,213	—	15,213
Comprehensive income	—	—	—	290	290
Dividends declared on common stock ($0.100 per share)	—	—	(3,058)	—	(3,058)
Stock-based compensation	—	4,153	—	—	4,153
Common stock issued under stock plans, net of shares withheld for employee taxes	123	(934)	—	—	(934)
Excise tax on repurchase of common stock	—	(47)	—	—	(47)
Repurchase of common stock	(404)	(8,929)	—	—	(8,929)
Balance at December 31, 2023	30,298	249,075	92,368	(691)	340,752
Net income	—	—	20,007	—	20,007
Comprehensive loss	—	—	—	(1,358)	(1,358)
Dividends declared on common stock ($0.112 per share)	—	—	(3,403)	—	(3,403)
Stock-based compensation	—	4,470	—	—	4,470
Common stock issued under stock plans, net of shares withheld for employee taxes	134	(1,113)	—	—	(1,113)
Balance at December 31, 2024	30,432	$252,432	$108,972	$(2,049)	$359,355

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$20,007	$15,213	$12,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,243	41,076	37,945
Stock-based compensation	4,470	4,153	3,554
Amortization of deferred commissions	12,480	11,495	10,599
Provision for credit losses	2,595	1,021	385
Deferred income taxes	(1,114)	(1,725)	710
Gain on disposal of fixed assets	—	—	(25)
Loss on equity method investments	230	384	747
Change in fair value of non-marketable equity investments	—	(425)	(3,596)
Other	(1,639)	(891)	3
Changes in operating assets and liabilities:
Accounts and unbilled receivables	537	3,243	(7,770)
Prepaid royalties	655	(1,131)	84
Other prepaid expenses and other current assets	(1,371)	(1,243)	2,329
Deferred commissions	(15,451)	(14,852)	(14,931)
Other assets	(258)	328	208
Accounts payable and accrued expenses	(5,027)	4,825	3,742
Accrued royalties	633	(887)	406
Deferred revenue	(330)	3,386	4,707
Net cash provided by operating activities	57,660	63,970	51,188

INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(1,299)	(6,621)	(3,965)
Proceeds from maturities of marketable securities	69,150	28,250	10,625
Purchases of marketable securities	(74,446)	(50,268)	(13,467)
Proceeds from sale of fixed assets	—	—	26
Proceeds from sale of non-marketable equity investments	765	47	3,494
Payments associated with capitalized software development	(26,741)	(25,806)	(23,334)
Purchases of property and equipment	(1,401)	(2,200)	(1,768)
Net cash used in investing activities	(33,972)	(56,598)	(28,389)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(1,113)	(934)	(565)
Payment of debt issuance costs	—	(118)	—
Repurchases of common stock	—	(8,929)	(23,137)
Payment of cash dividends	(3,403)	(3,058)	—
Net cash used in financing activities	(4,516)	(13,039)	(23,702)

Effect of exchange rate changes on cash and cash equivalents	(36)	(23)	21
Net increase (decrease) in cash and cash equivalents	19,136	(5,690)	(882)
Cash and cash equivalents at beginning of period	40,333	46,023	46,905
Cash and cash equivalents at end of period	$59,469	$40,333	$46,023

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$101	$132	$99
Income taxes paid	$8,701	$2,611	$718

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment, accrued but not paid	$399	$91	$727
Capitalized software development, accrued but not paid	$1,055	$961	$1,267
Fair value of common stock issued as consideration for business combinations	$—	$—	$4,084

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

Contracts with customers often contain promises for multiple goods and services. For these contracts, the Company accounts for the promised goods and services in its contracts as separate performance obligations if they are distinct. The contract price, which represents transaction price when the contract reflects a fixed fee arrangement, or management’s estimate of variable consideration including application of the constraint when the contract does not have a fixed fee, is allocated to the separate performance obligations on a relative standalone selling price basis. The Company generally determines standalone selling prices based on the standard list price for each product, taking into consideration certain factors, including contract length and the quantity purchased in the contract.

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

Business Segments

The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. Since  January 1, 2023, the Company’s business has been organized and managed around a consolidated, enterprise approach, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by the CODM), organization structure, compensation, performance assessment, and resource allocation. The Company’s CODM uses consolidated financial information to make operating decisions, assess financial performance, and allocate resources. Further, the CODM reviews and utilizes functional expenses (cost of revenues, product development, sales and marketing, general and administrative expenses, and depreciation and amortization) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net income are interest income, other income, net and the income tax provision, which are reflected in the Consolidated Statements of Income.

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

Cash Equivalents

The Company considers cash equivalents to be unrestricted, highly liquid investments with initial maturities of less than three months at the time of purchase.

Marketable Securities

Marketable securities are classified as available for sale and are stated at fair value, with the unrealized gains and losses, net of tax, reported in other accumulated comprehensive income (loss) on the accompanying Consolidated Balance Sheets. Realized gains and losses on investments in marketable securities are included in interest income and declines in market value due to credit-related factors on investments in marketable securities are included in other (expense) income, net on the accompanying Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest income on the accompanying Consolidated Statements of Income. Premiums and discounts are amortized over the life of the related available for sale security as an adjustment to the yield using the effective interest method and are reflected as an operating activity within the Consolidated Statements of Cash Flows.

Deferred Commissions

Deferred commissions represent incremental costs incurred to acquire contracts with customers, such as the sales commission payment and associated payroll taxes, which are capitalized and amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. Capitalized contract costs of $34.7 million and $31.7 million at December 31, 2024 and 2023, respectively, are included under the caption other assets in the accompanying Consolidated Balance Sheets, and amortization of deferred commissions is included in sales and marketing expenses in the Consolidated Statements of Income. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of three years.

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

Allowance for Credit Losses

The Company estimates its allowance for credit losses based on its historical collection experience, a review in each period of the aging status of the then-outstanding accounts receivable, and external market factors. Uncollectible receivables are written-off in the period management believes it has exhausted its ability to collect payment from the customer. Expected credit losses are recorded under the caption general and administrative expenses in the accompanying Consolidated Statements of Income.

Changes in the allowance for credit losses and the amounts charged to bad debt expense for the three years ended December 31, 2024 were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Allowance Balance at End of Period
2024	$781	$2,595	$(2,128)	$1,248
2023	544	1,021	(784)	781
2022	853	385	(694)	544

Capitalized Software and Content Development

Capitalized software and content development is stated on the basis of cost and is presented net of accumulated amortization, which was $151.1 million and $127.0 million as of December 31, 2024 and 2023, respectively. The Company capitalizes costs incurred during the development phase for projects to develop software and content. These assets are generally amortized using the straight-line method over three years. Amortization of capitalized software development was $24.1 million, $22.0 million, and $18.9 million during 2024, 2023, and 2022, respectively. Maintenance and operating costs are expensed as incurred.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination may require significant judgments to be made by the Company. At December 31, 2024 and 2023, the Company's assets measured at fair value on a recurring basis consisted of marketable securities, which are classified as available for sale (see Note 4 – Marketable Securities).

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation is provided on the straight-line method over the following estimated useful lives, except for leasehold improvements, which are amortized over the shorter of the estimated useful life or their respective lease term.

Years
Furniture and fixtures	5 - 7
Equipment	3

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired, including intangible assets. The carrying amount of its goodwill is evaluated for impairment at least annually during the fourth quarter and whenever events or changes in facts or circumstances indicate that impairment may exist. In accordance with ASC 350, Intangibles – Goodwill and Other, companies may opt to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A qualitative assessment includes factors such as financial performance, industry and market metrics, and other factors affecting the reporting unit. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company must then compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting unit using both income and market-based models. These models require the use of various assumptions relating to cash flow projections, growth rates, discount rates, and terminal value calculations. There were no goodwill impairments identified or recorded for the years ended December 31, 2024, 2023, and 2022.

Intangible Assets

The Company estimates the fair value of intangible assets acquired as part of a business combination using the income and cost methods, which are based on management’s estimates and assumptions. As of December 31, 2024, intangible assets include customer relationships, internally developed technologies, non-competition agreements, and trade names. Intangible assets that are considered to have definite useful lives are being amortized on a straight-line basis over periods ranging between one and eighteen years. The weighted average amortization period for definite lived intangible assets as of  December 31, 2024 was 11.8 years. Intangible assets considered to have indefinite useful lives are evaluated for impairment at least annually during the fourth quarter, and all intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable. There were no intangible asset impairments identified or recorded for the years ended December 31, 2024, 2023, and 2022.

Long-Lived Assets

Long-lived assets to be held for use are reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate that an impairment of long-lived assets held for use is present. The Company measures any impairment using observable market values or discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates whether the carrying value of long-lived assets, including intangible assets, property and equipment, capitalized software development, deferred commissions, and other assets will be recoverable. There were no significant long-lived asset impairments recorded for the years ended December 31, 2024, 2023, and 2022.

Non-Marketable Equity Investments

Non-marketable equity investments in limited liability companies with specific ownership accounts for each investor not resulting in a controlling financial interest are accounted for using the equity method of accounting. Non-marketable equity investments of preferred stock in corporations that do not result in a controlling financial interest are accounted for using the measurement alternative for equity investments that do not have readily determinable fair values. Accounting Standards Update ("ASU") 2016-01, Financial Instruments – Overall (Subtopic 825-10) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The proportionate share of income or loss from equity method investments and any changes in fair value of investments accounted for using the measurement alternative are recorded under the caption other (expense) income, net in the accompanying Consolidated Statements of Income.

The aggregate carrying amount of non-marketable equity investments accounted for using the measurement alternative for equity investments that do not have readily determinable fair values was $1.5 million for both the years ended December 31, 2024 and 2023, which the Company evaluates for impairment at each reporting period, and are classified in other assets on the Consolidated Balance Sheets. There have been no adjustments recorded due to changes in the fair value of the non-marketable equity investments the Company held as of December 31, 2024 and 2023. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Financial Instruments

The Company has various financial instruments, including cash, cash equivalents, accounts receivable, accounts receivable-unbilled, accounts payable, and accrued liabilities. The carrying amounts of these financial instruments approximate fair value because of the short-term maturity or short-term nature of such instruments. The Company also has marketable securities, which are recorded at fair value based on quoted market prices or alternative pricing sources (see Note 4 – Marketable Securities) and non-marketable equity investments, which are recorded under the equity method or under the measurement alternative (see Note 1 - Non-Marketable Equity Investments).

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended  December 31, 2024, 2023, and 2022 was $1.9 million, $1.5 million, and $1.9 million, respectively, and is included under the caption sales and marketing expense in the accompanying Consolidated Statements of Income.

Income Taxes

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to reverse. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. There are four possible sources of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards: 1) future reversals of existing taxable temporary differences, 2) future taxable income exclusive of reversing temporary differences and carryforwards, 3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, and 4) tax-planning strategies that would, if necessary, be implemented to realize deductible temporary differences or carryforwards prior to their expiration. Management reviews the realizability of its deferred tax assets each reporting period to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the realizability of deferred tax assets. The Company accounts for income tax uncertainties using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit to be recognized in the financial statements. The Company recognizes interest accrued and penalties related to uncertain tax positions in the caption income tax provision in the accompanying Consolidated Statements of Income.

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

Concentrations of Credit Risk and Significant Customers

The Company’s credit risks relate primarily to cash, cash equivalents, marketable securities, accounts receivable, and accounts receivable - unbilled. The Company places its temporary excess cash in high quality, short-term money market instruments. At times, such investments may be in excess of the FDIC insurance limits. Marketable securities consist primarily of U.S. treasuries.

The Company sells its products and services to various companies in the healthcare industry that are primarily located in the United States. Customer credit worthiness evaluations are performed on an as-needed basis, and the Company generally requires no collateral from customers. An allowance for credit losses is maintained for potentially uncollectible accounts receivable. The Company did not have any single customer representing over 10% of net revenues or accounts receivable during or as of the years ended December 31, 2024, 2023, and 2022, respectively.

Stock-Based Compensation

As of December 31, 2024, the Company maintained two stock-based compensation plans under which awards are outstanding, as described in Note 10. The Company accounts for stock-based compensation using the fair-value based method for costs related to share-based payments, including stock options and restricted share units. The Company uses the Black Scholes option pricing model for calculating the fair value of option awards issued under its stock-based compensation plans. The Company measures compensation cost of restricted share units based on the closing fair value of the Company’s stock on the date of grant. Stock-based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest, and is recognized as an expense over the requisite service period. The Company, at times, has granted performance restricted stock unit awards to executive officers and other members of senior management, which include a performance condition. Stock-based compensation expense related to awards with a performance condition are measured based on the grant date closing stock price, and the expense related to these awards is recognized based on the requisite service period elapsed, as well as the probability of achievement of the performance condition as of the end of our reporting period. The Company recognizes tax benefits or deficiencies from stock-based compensation if an excess tax benefit or deficiency is realized. Excess tax benefits and deficiencies are reflected in the Consolidated Statements of Income as a component of the provision for income taxes when realized.

Leases

The Company has three non-cancelable agreements to lease office space. For leases with a lease term greater than 12 months, the Company recognizes a right-of-use ("ROU") asset and a lease liability on the balance sheet at the lease commencement date. Lease liabilities and their corresponding ROU assets are recorded based on the present value of the future lease payments over the expected lease term. The Company does not have any lease contracts that contain: (1) an option to extend that the Company is reasonably certain to exercise, (2) an option to terminate that the Company is reasonably certain not to exercise, or (3) an option to extend (or not to terminate) in which exercise of the option is controlled by the lessor. Additionally, the Company does not have any leases with residual value guarantees or material restrictive covenants. Most of the Company’s lease agreements contain provisions for escalating rent payments over the terms of the leases, which escalations are either fixed within the contract or are variable based on the consumer price index. The Company’s leases do not contain readily determinable implicit discount rates, and as such the Company must use its incremental borrowing rate to discount the future lease payments based on information available at lease commencement. The incremental borrowing rate was estimated by determining the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Foreign Currency

The functional currency for the Company’s subsidiaries is determined based on the primary economic environment in which the subsidiary operates. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized as cumulative translation adjustments included in accumulated other comprehensive income in the Consolidated Balance Sheets. Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the Company's functional currency are included within other (expense) income, net on the Consolidated Statements of Income.

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In  November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires disclosures of significant reportable segment expenses that are regularly provided to the CODM and other segment items on an interim and annual basis. Entities with a single reportable segment will also be required to apply the disclosure requirements in ASU 2023-07 on an interim and annual basis. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard effective January 1, 2024 using a retrospective method. For further information, refer to the Business Segments section of this Note 1 - Summary of Significant Accounting Policies.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide disclosure of disaggregated information in the entity’s tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting the standard; however, it is not expected to have a material impact on the Company's financial statements.

In November 2024, the FASB issued ASU 2024-04, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses," which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard.

2. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of  December 31, 2024 and 2023 was 30.4 million and 30.3 million, respectively.

Preferred Stock

The Company is authorized to issue up to 10 million shares of preferred stock in one or more series, having the relative voting powers, designations, preferences, rights and qualifications, limitations or restrictions, and other terms as the Board of Directors may fix in providing for the issuance of such series, without any vote or action of the shareholders. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

Dividends on Common Stock

On  February 20, 2023, the Company's Board of Directors ("Board") approved a quarterly cash dividend policy, marking the first dividend policy adopted by the Company ("Dividend Policy"). During the years ended December 31, 2024 and 2023, the Board declared quarterly dividends under the Dividend Policy totaling $0.112 and $0.100 per share for the year, respectively, for a cash outlay of $3.4 million and $3.1 million, respectively.

Additionally, on  February 24, 2025, the Board approved the Company’s first quarter 2025 cash dividend of $0.031 per share, payable on  March 21, 2025 to holders of record on  March 10, 2025.

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

On  September 13, 2023, the Company announced that the Board authorized a share repurchase program to repurchase up to $10.0 million of the Company's outstanding shares of common stock. The share repurchase program expired according to its term on March 31, 2024. During the year ended  December 31, 2023, the Company repurchased 404,188 shares at an aggregate fair value of $8.9 million, reflecting an average price per share of $22.07 (excluding the cost of broker commissions). No repurchases occurred during 2024. Repurchased shares of common stock in all years presented herein have been retired.

3. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ended  December 31, 2024 (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$20,007	$15,213	$12,091
Denominator:
Weighted-average shares outstanding	30,386	30,571	30,648
Effect of dilutive shares	158	102	69
Weighted-average diluted shares	30,544	30,673	30,717

Net income per share:
Basic	$0.66	$0.50	$0.39
Diluted	$0.66	$0.50	$0.39

Potentially dilutive shares representing 169,000, 252,000, and 183,000 shares of common stock for the years ended December 31, 2024, 2023, and 2022, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

4. MARKETABLE SECURITIES

At December 31, 2024 and 2023, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury debt securities	$37,726	$24	$(2)	$37,748
Total	$37,726	$24	$(2)	$37,748

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury debt securities	$30,791	$10	$(1)	$30,800
Total	$30,791	$10	$(1)	$30,800

The carrying amounts of the marketable securities reported in the Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of December 31, 2024 and 2023, the Company did not recognize any allowance for credit impairments on its available for sale debt securities. All investments in marketable securities are classified as current assets on the Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

5. REVENUE RECOGNITION

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services.

The following table represents revenues disaggregated by revenue source for the three years ended  December 31, 2024, 2023, and 2022 (in thousands). Sales taxes are excluded from revenues.

	Year Ended December 31,
	2024	2023	2022
Subscription services	$280,316	$267,935	$253,960
Professional services	11,330	11,128	12,866
Total revenues, net	$291,646	$279,063	$266,826

During the years ended December 31, 2024, 2023, and 2022, the Company recognized revenues of $84.3 million, $79.6 million, and $71.4 million, respectively, from amounts included in deferred revenue at the beginning of the respective period. As of December 31, 2024, $621 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. The Company expects to recognize revenue on approximately 40% of these remaining performance obligations over the next 12 months, with the remaining amounts recognized thereafter.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Equipment	$11,024	$12,541
Leasehold improvements	14,424	14,937
Furniture and fixtures	4,786	5,030
Gross property and equipment	30,234	32,508
Accumulated depreciation and amortization	(19,493)	(19,503)
Property and equipment, net	$10,741	$13,005

Depreciation of property and equipment totaled $3.8 million, $4.2 million, and $4.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended  December 31, 2024 and 2023 are as follows (in thousands):

2024
Balance at January 1, 2024	$191,379
Acquisition of TCPS	690
Acquisition of The Clinical Hub	194
Effect of exchange rate changes	(1,043)
Balance at December 31, 2024	$191,220

2023
Balance at January 1, 2023	$192,398
Post-closing adjustment for eeds	(1,305)
Effect of exchange rate changes	286
Balance at December 31, 2023	$191,379

Intangible assets other than goodwill that are considered to have finite useful lives include customer-related intangibles consisting of customer relationships, which are amortized over their estimated useful lives ranging from eight to eighteen years, and other intangible assets consisting of developed technology, non-competition agreements, and trade names, which are amortized over their estimated useful lives ranging from one to ten years. Amortization of intangible assets was $13.4 million, $14.9 million, and $14.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Identifiable intangible assets are comprised of the following (in thousands):

	As of December 31, 2024			As of December 31, 2023
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer related	$106,001	$(58,536)	$47,465	$111,837	$(57,095)	$54,742
Other	27,865	(19,782)	8,083	29,892	(16,603)	13,289
Total	$133,866	$(78,318)	$55,548	$141,729	$(73,698)	$68,031

The expected future annual amortization expense for the years ending December 31, is as follows (in thousands):

2025	$12,757
2026	9,528
2027	8,745
2028	5,547
2029	3,935
Thereafter	15,036
Total	$55,548

8. BUSINESS COMBINATIONS

During the year ended December 31, 2024, the Company completed business combinations of Total Clinical Placement System (d/b/a TCPS) ("TCPS") and The Clinical Hub, Inc. (d/b/a The Clinical Hub) ("The Clinical Hub") for total purchase consideration of $1.3 million in cash paid at closing, with up to an additional $0.6 million in cash payable by the Company based on agreed upon metrics of the acquirees during certain periods following closing. Both TCPS and The Clinical Hub are clinical rotation management companies offering a process that streamlines the managing and placement of students into clinical rotations that include scheduling, onboarding, tracking, and ensuring proper compliance and credentials are in place for students, schools, and healthcare organizations, further enlarging the Company's footprint among nursing and allied healthcare students as they prepare for careers in healthcare. The acquisitions are not considered material to the Company's financial statements, either individually or in the aggregate. The Company accounted for the acquisitions as business combinations and, as of December 31, 2024, has preliminarily allocated the purchase consideration for each based on management’s estimates of fair value.

On  December 31, 2022, the Company acquired substantially all of the assets of Electronic Education Documentation System, LLC (d/b/a eeds) ("eeds"), an Asheville, North Carolina-based healthcare technology company offering a SaaS-based CME/CE management application for healthcare organizations, for approximately $6.6 million in cash. The purchase price was included in accrued liabilities in the Company's Consolidated Balance Sheet as of  December 31, 2022 and was paid in  January 2023. Of the purchase price paid at closing, $0.6 million is being held in escrow for a period of time following the closing to serve as a source of recovery for certain potential indemnification claims by the Company. Acquisition-related transaction costs were $0.1 million. The acquisition is not considered material to the Company’s financial statements. The Company accounted for the acquisition as a business combination and has allocated the purchase consideration based on management’s estimates of fair value. Net assets acquired were $6.6 million. Based on the fair value of assets acquired and liabilities assumed, including intangible assets of $4.7 million, goodwill of $2.3 million was established. The results of operations for eeds are included in the Company’s Consolidated Financial Statements from the date of acquisition.

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

9. INCOME TAXES

Components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$25,201	$18,472	$15,777
Foreign	(398)	39	(192)
Income before income tax provision	$24,803	$18,511	$15,585

The provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current federal	$4,712	$4,066	$1,972
Current state	1,184	942	923
Current foreign	14	15	(110)
Deferred federal	(827)	(1,493)	495
Deferred state	(223)	(214)	239
Deferred foreign	(64)	(18)	(25)
Provision for income taxes	$4,796	$3,298	$3,494

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying Consolidated Statements of Income is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Federal tax provision at the statutory rate	$5,187	$3,887	$3,274
State income tax provision, net of federal benefit	710	528	975
Tax credits	(1,284)	(1,197)	(1,227)
Change in valuation allowance	52	3	51
Adjustments for prior year taxes	(36)	(19)	(261)
Changes in uncertain tax positions	160	167	767
Other	7	(71)	(85)
Provision for income taxes	$4,796	$3,298	$3,494

Management periodically assesses the realizability of its deferred tax assets, and to the extent that a recovery is not likely, a valuation allowance is established to reduce the deferred tax asset to the amount estimated to be recoverable. At December 31, 2024, the Company has a valuation allowance of $1.9 million recorded against deferred tax assets for state net operating losses and certain foreign deferred tax assets.

As of December 31, 2024, the Company had federal, state, and foreign net operating loss carryforwards of $1.2 million, $7.2 million, and $7.8 million, respectively. Certain losses have an indefinite carryforward period, while other loss carryforwards will expire in years 2030 through 2044. A portion of the net operating loss carryforwards are subject to annual limitations under Internal Revenue Code Section 382. The annual limitations could result in the expiration of net operating loss and tax credit carryforwards before they are fully utilized. The Company is subject to income taxation at the federal, foreign, and various state levels. The Company is no longer subject to U.S. federal tax examinations for tax years before 2021, and with few exceptions, the Company is not subject to examination by foreign or state tax authorities for tax years which ended before 2021. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2021 are also subject to examination and adjustment.

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits are as follows (in thousands):

	December 31,
	2024	2023
Balance at beginning of year	$1,160	$1,036
Additions for tax positions in current year	319	298
Reductions for tax positions of prior years	(173)	(174)
Reductions for payments for tax positions of prior years	(166)	—
Balance at end of year	$1,140	$1,160

Unrecognized tax benefits included tax positions of $1.1 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively, that if recognized would impact the Company’s effective tax rate.

Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Allowance for credit losses	$316	$202
Accrued liabilities	681	1,013
Capitalized software development	2,916	—
Lease liability	5,097	5,931
Tax credits	557	467
Stock-based compensation	1,267	1,161
Deferred revenue	451	628
Net operating loss carryforwards	2,595	3,282
Total deferred tax assets	13,880	12,684
Less: Valuation allowance	(1,900)	(1,992)
Deferred tax assets, net of valuation allowance	11,980	10,692
Deferred tax liabilities:
Deductible goodwill	7,796	6,829
Nondeductible intangible assets	1,741	2,087
Right of use assets	4,410	5,130
Prepaid assets	11,156	10,285
Capitalized software development	—	181
Property and equipment	1,425	1,914
Basis difference on investments	48	151
Total deferred tax liabilities	26,576	26,577

Net deferred tax liabilities	$14,596	$15,885

10. STOCK-BASED COMPENSATION

Stock Incentive Plan

The Company has outstanding stock-based awards under its 2016 Omnibus Incentive Plan ("2016 Plan") and 2022 Omnibus Incentive Plan ("2022 Plan") (collectively, the "2016 Plan" and "2022 Plan", referred to as the "Plans"). The 2022 Plan authorizes the grant of options, restricted share units ("RSUs"), or other forms of stock-based compensation to employees, officers, directors, and others, and such grants must be approved by the Compensation Committee of the Board of Directors. The 2022 Plan allows the Compensation Committee of the Board of Directors to determine the vesting period and parameters of each grant. The vesting period of the options and RSUs granted has historically included annual vesting over a period of up to five years, generally beginning one year after the grant date. As of December 31, 2024, 986,412 shares of common stock were available to be granted under the 2022 Plan.

Stock Option Activity

A summary of activity relative to stock options for the year ended December 31, 2024 is as follows (in thousands, except weighted-average exercise price).

		Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at beginning of period	90	$20.34
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at end of period	90	$20.34	$1,031
Exercisable at end of period	90	$20.34	$1,031

The weighted average remaining contractual term of options outstanding at  December 31, 2024 was 6 years.

Restricted Share Unit Activity

A summary of activity relative to RSUs for the year ended  December 31, 2024 is as follows (in thousands, except weighted-average grant date fair value):

		Weighted-
	Number of	Average Grant Date	Aggregate
	RSU’s	Fair Value	Intrinsic Value
Outstanding at beginning of period	619	$23.12
Granted	148	28.54
Vested	(175)	22.95
Forfeited	(21)	23.83
Outstanding at end of period	571	$24.54	$15,424

The aggregate fair value of RSUs that vested during the year ended December 31, 2024 and 2023, as of the respective vesting dates, was $4.0 million and $3.8 million, respectively.

Stock-Based Compensation

Total stock-based compensation expense recorded in the Consolidated Statements of Income for the years ended December 31, is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cost of revenues (excluding depreciation and amortization)	$94	$183	$155
Product development	745	692	608
Sales and marketing	529	485	239
General and administrative	3,102	2,793	2,552
Total stock-based compensation expense	$4,470	$4,153	$3,554

The Company amortizes the fair value of all stock-based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally is the vesting period. As of December 31, 2024, total unrecognized compensation expense related to non-vested stock options and RSUs was $6.7 million, net of estimated forfeitures, with a weighted average expense recognition period remaining of 2.5 years.

11. EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, subject to IRS limitations. The Company elected to provide eligible employees with matching contributions totaling $1.7 million, $1.6 million, and $1.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

12. DEBT

At December 31, 2024 and 2023, the Company had no debt outstanding.

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

As of December 31, 2024, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of  December 31, 2024 and there were no borrowings under the Revolving Credit Facility during the year ended December 31, 2024.

13. LEASES

The Company’s operating lease expense as presented in general and administrative expense in the Consolidated Statements of Income was $4.3 million, $4.6 million, and $4.3 million for the twelve months ended December 31, 2024, 2023, and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $4.3 million and $4.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the weighted-average remaining lease term was 6.6 years and 7.3 years, respectively, and the weighted-average incremental borrowing rate was 6%. As of December 31, 2024, the Company did not have any leases that had not yet commenced.

The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of  December 31, 2024 and 2023 (in thousands).

		Year Ended December 31,
		2024	2023
Assets	Classification
Operating lease right-of-use assets	Operating lease right of use assets, net	$17,453	$20,114
Total leased assets		$17,453	$20,114
Liabilities
Operating lease liabilities, current	Accounts payable and accrued expenses	$2,802	$2,974
Operating lease liabilities, noncurrent	Operating lease liability, noncurrent	17,366	20,247
Total operating lease liabilities		$20,168	$23,221

The table below presents the maturities of lease liabilities under non-cancellable leases as of  December 31, 2024 (in thousands).

2025	$3,943
2026	3,650
2027	3,385
2028	3,453
2029	3,522
Thereafter	6,640
Total undiscounted lease payments	$24,593
Less imputed interest	4,425
Total lease liabilities	$20,168

14. LITIGATION

In connection with its business, the Company is from time to time involved in various legal actions. The litigation process is inherently uncertain, and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company’s management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company. The Company accrues for loss contingencies when it is both probable that the Company will incur the loss and when the amount of the loss can be reasonably estimated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2024. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

Item 9B. Other Information

None. Without limiting the generality of the foregoing, during the three months ended December 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III is incorporated by reference from the applicable information to be contained in our proxy statement for the 2025 Annual Meeting of Shareholders (2025 Proxy Statement) that the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption Information about our Executive Officers.

Insider Trading Arrangements and Policies

We have adopted an Insider Trading Policy governing transactions in our securities by our directors, officers, and employees, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations and Nasdaq listing standards. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached hereto as Exhibit 19.1.

Item 11. Executive Compensation

Information required by Item 11 of Part III is incorporated by reference from the applicable information to be contained in the Company’s 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is incorporated by reference from the applicable information to be contained in the Company’s 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III is incorporated by reference from the applicable information to be contained in the Company’s 2025 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III is incorporated by reference from the applicable information to be contained in the Company’s 2025 Proxy Statement.

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

10.5	Summary of Director and Executive Officer Compensation
10.6	Letter Agreement, dated as of February 20, 2023, between HealthStream, Inc. and Michael Sousa.
10.7	Form of HealthStream, Inc. Restricted Share Unit Agreement (Time Based) under 2022 Omnibus Incentive Plan
10.8	HealthStream, Inc. 2024 Cash Incentive Bonus Plan
10.9	2016 Omnibus Incentive Plan.
10.10	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers) under 2016 Omnibus Incentive Plan.
10.11	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director) under 2016 Omnibus Incentive Plan.
10.12 (11)	Lease Agreement, dated April 3, 2017, by and between HealthStream, Inc. and Capitol View Joint Venture.
10.13 (12)	First Amendment to Revolving Credit Agreement, dated November 13, 2017, by and between HealthStream, Inc. and SunTrust Bank.
10.14 (13)	Second Amendment to Revolving Credit Agreement, dated as of December 31, 2018, by and between HealthStream, Inc. and SunTrust Bank.
10.15 (14)	Third Amendment to Revolving Credit Agreement, dated as of October 28, 2020, by and between HealthStream, Inc. and SunTrust Bank.
10.16	Letter Agreement, dated as of January 30, 2025, between HealthStream, Inc. and Michael Collier.
10.17	Letter Agreement, dated as of January 28, 2025, between HealthStream, Inc. and Trisha Coady.
10.18	Letter Agreement, dated as of January 28, 2025, between HealthStream, Inc. and Kevin O'Hara.
10.19	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement under 2016 Omnibus Incentive Plan.
10.20	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2016 Omnibus Incentive Plan
10.21	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) which were contingent upon approval of 2022 Omnibus Incentive Plan
10.22	Form of HealthStream, Inc. Restricted Share Unit Agreement (Time Based) which were contingent upon approval of 2022 Omnibus Incentive Plan
10.23	HealthStream, Inc. 2022 Omnibus Incentive Plan
10.24	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director) under 2022 Omnibus Incentive Plan.
10.25	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2022 Omnibus Incentive Plan
10.26 (20)	Amended and Restated Credit Agreement, dated October 6, 2023, by and among the several banks and other financial institutions and lenders from time to time party thereto and Truist Bank, as administrative agent
19.1	HealthStream, Inc. Insider Trading Policy
21.1	Subsidiaries of HealthStream, Inc.
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	HealthStream, Inc. Amended and Restated Compensation Recoupment Policy
101.1 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101.1)
*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 30, 2020.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 23, 2023.
(3)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the SEC on February 26, 2020.
(4)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 25, 2014.
(7)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2023, filed with the SEC on April 27, 2023.
(8)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2024, filed with the SEC on July 25, 2024.
(9)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 31, 2016.
(10)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2017, filed with the SEC on May 1, 2017.
(11)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2017, filed with the SEC on July 31, 2017.
(12)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 14, 2017.
(13)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated January 2, 2019.
(14)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 28, 2020.
(15)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on February 26, 2021.
(16)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2022, filed with the SEC on April 28, 2022.
(17)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 31, 2022.
(18)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2023, filed with the SEC on July 27, 2023.
(19)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2022, filed with the SEC on February 28, 2023.
(20)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 6, 2023.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February 2025.

HEALTHSTREAM, INC.

By: /s/ ROBERT A. FRIST, JR.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ ROBERT A. FRIST, JR.	Chief Executive Officer and	February 28, 2025
Robert A. Frist, Jr.	Chairman (Principal Executive Officer)

/s/ SCOTT A. ROBERTS	Chief Financial Officer and Senior Vice President	February 28, 2025
Scott A. Roberts	(Principal Financial and Accounting Officer)

/s/ THOMPSON DENT	Director	February 28, 2025
Thompson Dent

/s/ FRANK GORDON	Director	February 28, 2025
Frank Gordon

/s/ TERRY ALLISON RAPPUHN	Director	February 28, 2025
Terry Allison Rappuhn

/s/ JEFFREY L. MCLAREN	Director	February 28, 2025
Jeffrey L. McLaren

/s/ LINDA REBROVICK	Director	February 28, 2025
Linda Rebrovick

/s/ ALEX JAHANGIR	Director	February 28, 2025
Alex Jahangir

/s/ WILLIAM STEAD	Director	February 28, 2025
William Stead

/s/ DEBORAH TAYLOR TATE	Director	February 28, 2025
Deborah Taylor Tate