Form 10-Q
period 2025-03-31
HEALTHSTREAM INC
filed 2025-05-09
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No.: 000-27701

HealthStream, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-1443555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 11th Avenue North, Suite 850,
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

As of May 1, 2025, there were 30,525,266 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$77,289	$59,469
Marketable securities	36,030	37,748
Accounts receivable, net	30,849	30,189
Accounts receivable - unbilled	5,238	5,133
Prepaid and other current assets	20,312	20,583
Total current assets	169,718	153,122

Property and equipment, net	10,696	10,741
Capitalized software development, net	44,042	43,370
Operating lease right of use assets, net	16,846	17,453
Goodwill	191,245	191,220
Intangibles, net	52,116	55,548
Other assets	39,373	39,312
Total assets	$524,036	$510,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,177	$6,628
Accrued royalties	5,615	5,190
Accrued liabilities	10,355	10,141
Accrued compensation	4,705	9,507
Deferred revenue	102,009	84,227
Total current liabilities	125,861	115,693

Deferred tax liabilities	15,352	14,596
Deferred revenue, noncurrent	1,330	1,655
Operating lease liability, noncurrent	16,640	17,366
Other long-term liabilities	2,045	2,101
Commitments and contingencies

Shareholders’ equity:
Preferred Stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized; 30,525 and 30,432 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	252,466	252,432
Retained earnings	112,361	108,972
Accumulated other comprehensive loss	(2,019)	(2,049)
Total shareholders’ equity	362,808	359,355
Total liabilities and shareholders’ equity	$524,036	$510,766

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues, net	$73,485	$72,760
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	25,487	24,617
Product development	12,047	12,032
Sales and marketing	12,149	11,773
General and administrative	8,669	8,312
Depreciation and amortization	10,755	10,336
Total operating costs and expenses	69,107	67,070

Operating income	4,378	5,690

Interest income	931	904
Other expense, net	(61)	(51)

Income before income tax provision	5,248	6,543
Income tax provision	916	1,316
Net income	$4,332	$5,227

Net income per share:
Basic	$0.14	$0.17
Diluted	$0.14	$0.17

Weighted average shares of common stock outstanding:
Basic	30,444	30,313
Diluted	30,587	30,418
Dividends declared per share	$0.031	$0.028

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$4,332	$5,227

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	49	(476)
Unrealized loss on marketable securities	(19)	(5)
Total other comprehensive income (loss)	30	(481)
Comprehensive income	$4,362	$4,746

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31, 2025
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at December 31, 2024	30,432	$252,432	$108,972	$(2,049)	$359,355
Net income	—	—	4,332	—	4,332
Comprehensive income	—	—	—	30	30
Dividends declared on common stock ($0.031 per share)	—	—	(943)	—	(943)
Stock-based compensation	—	1,104	—	—	1,104
Common stock issued under stock plans, net of shares withheld for employee taxes	93	(1,070)	—	—	(1,070)
Balance at March 31, 2025	30,525	$252,466	$112,361	$(2,019)	$362,808

	Three Months Ended March 31, 2024
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2023	30,298	$249,075	$92,368	$(691)	$340,752
Net income	—	—	5,227	—	5,227
Comprehensive loss	—	—	—	(481)	(481)
Dividends declared on common stock ($0.028 per share)	—	—	(849)	—	(849)
Stock-based compensation	—	1,060	—	—	1,060
Common stock issued under stock plans, net of shares withheld for employee taxes	100	(855)	—	—	(855)
Balance at March 31, 2024	30,398	$249,280	$96,746	$(1,172)	$344,854

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$4,332	$5,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,755	10,336
Stock-based compensation	1,104	1,060
Amortization of deferred commissions	3,150	2,957
Provision for credit losses	237	174
Deferred income taxes	751	771
Loss on equity method investments	72	31
Other	(399)	(346)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(1,001)	(5,782)
Prepaid and other current assets	268	201
Other assets	(2,781)	(1,984)
Accounts payable and accrued expenses	(7,296)	(7,416)
Accrued royalties	425	1,157
Deferred revenue	17,457	14,552
Net cash provided by operating activities	27,074	20,938

INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	11,268	14,000
Purchases of marketable securities	(9,171)	(14,124)
Proceeds from sale of non-marketable equity investments	—	765
Purchase of other investments	(500)	—
Payments associated with capitalized software development	(7,790)	(7,019)
Purchases of property and equipment	(1,055)	(742)
Net cash used in investing activities	(7,248)	(7,120)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(1,070)	(855)
Payment of cash dividends	(943)	(849)
Net cash used in financing activities	(2,013)	(1,704)

Effect of exchange rate changes on cash and cash equivalents	7	(40)
Net increase in cash and cash equivalents	17,820	12,074
Cash and cash equivalents at beginning of period	59,469	40,333
Cash and cash equivalents at end of period	$77,289	$52,407

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment, accrued but not paid	$197	$33
Capitalized software development, accrued but not paid	$330	$395
Fair value of common stock issued as consideration for business combinations	$—	$—

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

The Company is organized and operated according to its One HealthStream approach, with its hStream technology platform at the center of that approach. Increasingly, SaaS-based applications in the Company's diverse ecosystem of solutions utilize the Company's proprietary hStream technology platform to enhance the value proposition for customers by creating interoperability with and among other applications. We believe that our single platform strategy, as represented by hStream, is the best way to realize our mission of improving the quality of care by developing the people who deliver care and the best way to create value for our shareholders in the process. As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), “HealthStream,” “Company,” “we,” “us,” and “our” mean HealthStream, Inc. and its subsidiaries, unless the context indicates otherwise.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2024 (included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2025).

Business Segments

The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. Since  January 1, 2023, the Company’s business has been organized and managed around a consolidated, enterprise approach, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by the CODM), organization structure, compensation, performance assessment, and resource allocation. The Company’s CODM uses consolidated net income to make operating decisions, assess financial performance, and allocate resources. Further, the CODM reviews and utilizes functional expenses (cost of revenues, product development, sales and marketing, general and administrative, and depreciation and amortization) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net income are interest income, other expense, net, and income tax provision, which are reflected in the Condensed Consolidated Statements of Income. Expenditures for additions to long-lived assets for the consolidated entity were $10.7 million and $8.9 million for the three months ended March 31, 2025 and 2024, respectively.

Non-Marketable Equity Investments

The aggregate carrying amount of non-marketable equity investments accounted for using the measurement alternative for equity investments that do not have readily determinable fair values was $1.5 million as of  March 31, 2025 and December 31, 2024, which the Company evaluates for impairment at each reporting period. Cumulatively, there have been no adjustments recorded due to changes in the fair value of the non-marketable equity investments the Company held as of  March 31, 2025. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that  may have a significant adverse effect on the fair value of the investment.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. RECENT ACCOUNTING PRONOUNCEMENTS

In  November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires disclosures of significant reportable segment expenses that are regularly provided to the CODM and other segment items on an interim and annual basis. Entities with a single reportable segment will also be required to apply the disclosure requirements in ASU 2023-07 on an interim and annual basis. ASU 2023-07 was effective for the Company for annual periods beginning after  December 15, 2023 and interim periods within fiscal years beginning after  December 15, 2024. The Company adopted this standard effective January 1, 2024 using a retrospective method.

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide disclosure of disaggregated information in the entity’s tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after  December 15, 2024. The Company is currently evaluating the effect of this standard on its disclosures and will adopt the standard effective for the annual period ending December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard.

3. REVENUE RECOGNITION

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended March 31,
	2025	2024
Subscription services	$70,789	$70,205
Professional services	2,696	2,555
Total revenues, net	$73,485	$72,760

For both the  three months ended March 31, 2025 and 2024, the Company recognized  $0.2 million in impairment losses on receivables and contract assets arising from the Company's contracts with customers.

During the three months ended  March 31, 2025 and 2024, the Company recognized revenues of $44.3 million and $40.0 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. As of March 31, 2025, approximately $613 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. The Company expects to recognize revenue related to approximately 40% of these remaining performance obligations over the next 12 months, 68% over the next 24 months, and 86% over the next 36 months, with the remaining amounts recognized thereafter.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income.

The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The Company’s effective tax rate was 17% and 20% for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. SHAREHOLDERS' EQUITY

Dividends on Common Stock

During the three months ended March 31, 2025, the Company's Board of Directors (“Board”) declared the following quarterly dividends under the Company's dividend policy (in thousands, except per share data):

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
March 21, 2025	February 24, 2025	$0.031	March 10, 2025	$943

Additionally, on May 5, 2025, the Board declared a quarterly cash dividend of $0.031 per share, payable on May 30, 2025 to holders of record on May 19, 2025.

Stock-Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan and 2022 Omnibus Incentive Plan.

Stock Option Activity

A summary of stock option activity for the three months ended  March 31, 2025 is as follows (in thousands, except weighted-average exercise price).

		Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at beginning of period	90	$20.34
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at end of period	90	$20.34	$1,066
Exercisable at end of period	90	$20.34	$1,066

The weighted average remaining contractual term of options outstanding at  March 31, 2025 was 5.7 years.

Restricted Share Unit Activity

A summary of Restricted Share Unit ("RSU") activity for the three months ended  March 31, 2025 is as follows (in thousands, except weighted-average grant date fair value):

		Weighted-
	Number of	Average Grant Date	Aggregate
	RSU’s	Fair Value	Intrinsic Value
Outstanding at beginning of period	571	$24.54
Granted	87	32.55
Vested	(127)	22.93
Forfeited	(53)	25.35
Outstanding at end of period	478	$26.35	$15,380

As of  March 31, 2025, total unrecognized compensation expense related to non-vested RSUs was $7.9 million, net of estimated forfeitures, with a weighted average expense recognition period remaining of 2.4 years.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues (excluding depreciation and amortization)	$53	$53
Product development	229	197
Sales and marketing	145	136
General and administrative	677	674
Total stock-based compensation expense	$1,104	$1,060

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 105,000 and 176,000 for the three months ended March 31, 2025 and 2024, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$4,332	$5,227
Denominator:
Weighted-average shares outstanding	30,444	30,313
Effect of dilutive shares	143	105
Weighted-average diluted shares	30,587	30,418

Net income per share:
Basic	$0.14	$0.17
Diluted	$0.14	$0.17

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	March 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$36,028	$5	$(3)	$36,030
Total	$36,028	$5	$(3)	$36,030

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$37,726	$24	$(2)	$37,748
Total	$37,726	$24	$(2)	$37,748

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of March 31, 2025 and December 31, 2024, the Company did not recognize any allowance for credit impairments on its available for sale securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

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

As of March 31, 2025, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three months ended March 31, 2025.

9. SUBSEQUENT EVENT

On May 8, 2025, the Company’s Board of Directors approved a new share repurchase program for the Company’s common stock, under which the Company may repurchase up to $25 million of outstanding shares of common stock. Pursuant to the authorization, repurchases may be made from time to time in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. In addition, any repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program will terminate on the earlier of May 31, 2026 or when the maximum dollar amount has been expended. The share repurchase program does not require the Company to acquire any amount of shares and may be suspended or discontinued at any time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward‑Looking Statements

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Form 10-Q and our audited Consolidated Financial Statements and the Notes thereto for the year ended December 31, 2024, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2025 (the “2024 Form 10-K”). Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

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

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements set forth above and the risks set forth under the caption Part I, Item 1A. Risk Factors in our 2024 Form 10-K and other disclosures in our 2024 Form 10-K, earnings releases, and other filings with the SEC from time to time, as well as other cautionary statements contained elsewhere in this Form 10-Q, including our critical accounting policies and estimates as discussed in this Form 10-Q and our 2024 Form 10-K. We undertake no obligation to update or revise any forward-looking statements. You should read this Form 10-Q and the documents that we reference in this Form 10-Q and have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we currently expect.

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

Significant financial metrics for the first quarter of 2025 are set forth in the bullets below.

•	Revenues of $73.5 million in the first quarter of 2025, up 1.0% from $72.8 million in the first quarter of 2024

•	Operating income of $4.4 million in the first quarter of 2025, down 23.1% from $5.7 million in the first quarter of 2024

•	Net income of $4.3 million in the first quarter of 2025, down 17.1% from $5.2 million in the first quarter of 2024

•	Earnings per share (“EPS”) of $0.14 per share (diluted) in the first quarter of 2025, down from $0.17 per share (diluted) in the first quarter of 2024

•	Adjusted EBITDA[1] of $16.2 million in the first quarter of 2025, down 5.0% from $17.1 million in the first quarter of 2024
[1]

Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income and disclosure regarding why we believe adjusted EBITDA provides useful information to investors is included later in this Form 10-Q.

During the first quarter of 2025, we entered into an agreement to sublease a portion of our office space in the Capitol View building in Nashville, Tennessee to optimize our workforce performance to deliver positive results for customers, employees, and shareholders. HealthStream’s corporate headquarters will remain in Nashville in the Capitol View building, while the Company will continue hiring new employees both locally and nationally to support its growth. The sublease commenced in April 2025 and will expire in October 2031. The Company expects to record sublease income, net of initial direct costs, of approximately $2.3 million during the remainder of 2025 and $3.2 million annually thereafter for the remaining term of the lease, as a reduction to lease expense under the caption General and Administrative.

Recent Developments

Macroeconomic conditions in the U.S. that directly or indirectly impact the healthcare industry are challenging in certain respects and may become more challenging based on recent and contemplated changes to various policies and regulations. While healthcare costs continue to grow, government cuts or reimbursement rate reductions to funding for programs and organizations such as Federally Qualified Health Centers and academic medical institutions, the impact of tariffs on goods and services utilized by healthcare provider organizations, as well as uncertainty surrounding potential policy, regulatory, and economic shifts continue to be challenging for our healthcare customers. We believe that these macroeconomic challenges and uncertainties, particularly among healthcare provider organizations with patient populations more dependent on government-funded reimbursement, are causing some delays in purchasing and non-renewals of existing products and services, particularly in relation to elective or non-mandatory products and services.

Additionally, challenges persist in terms of inflationary pressures, ongoing elevated interest rate levels, declining consumer sentiment, and heightened geopolitical tensions, including various ongoing and threatened conflicts abroad and strained global trade relations. We have experienced in certain recent periods, and believe that many of our customers have experienced, increased labor, supply chain, capital, and other expenditures and budgetary pressures associated with such conditions and challenges. These conditions and challenges impacting the U.S. economy and our customers in the healthcare industry have adversely affected, and may continue to adversely impact, our business and results of operations. Additionally, given our focus on customers in the healthcare industry, adverse developments impacting the healthcare industry may adversely impact our business and financial results. In this regard, and as mentioned above, potential reductions in federal and state healthcare spending and reimbursements, including proposed cuts to Medicare and Medicaid, and reductions in insurance coverage to individuals, whether through changes to the Affordable Care Act (“ACA”) or otherwise, as a result of recent political developments or other factors, may adversely impact our business and financial results, although we are unable to fully assess the impact to which we may be impacted by any such developments.

Key Financial Metrics

Our management utilizes the following financial metrics in connection with managing our business.

•

Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations. Revenues, net, were $73.5 million for the three months ended March 31, 2025, compared to $72.8 million for the three months ended March 31, 2024. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Net Income. Net income represents revenues, net, less all expenses. Net income was $4.3 million for the three months ended March 31, 2025, compared to $5.2 million for the three months ended March 31, 2024. Management utilizes net income in connection with managing our business, including with regard to our capital deployment strategies.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, certain short-term cash incentive bonuses and performance-based equity award grants are based, in whole or in part, on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $16.2 million for the three months ended March 31, 2025, compared to $17.1 million for the three months ended March 31, 2024.

•

Capital Expenditures. Capital expenditures represent cash payments incurred for purchases of property and equipment and during the development phase for projects to develop software and content. Capital expenditures were $8.8 million for the three months ended March 31, 2025, respectively, compared to $7.8 million for the three months ended March 31, 2024. Management utilizes this metric in connection with managing the allocation of capitalized expenditures in which the Company invests related to the development of its products and believes that this metric is a key indicator of investment in products relative to their current and expected performance.

Critical Accounting Policies and Estimates

See Notes to the Consolidated Financial Statements in our 2024 Form 10-K and the Notes to the Condensed Consolidated Financial Statements herein which contain additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2024 Form 10-K.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues, net. Revenues increased $0.7 million, or 1%, to $73.5 million for the three months ended March 31, 2025 from $72.8 million for the three months ended March 31, 2024. Subscription revenues increased $0.6 million, or 1%, and professional services revenues increased by $0.1 million compared to the first quarter of 2024. Compared to the three months ended March 31, 2024, revenues for the three months ended March 31, 2025 were negatively impacted by several factors, including a $1.7 million reduction from attrition in legacy applications, a $0.9 million reduction in perpetual license sales, and a $0.6 million reduction from customer bankruptcies that occurred in 2024. These reductions to revenue were more than offset by $3.9 million of revenue growth across our portfolio of solutions.

A comparison of revenues by revenue source is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Percentage Change
Subscription services	$70,789	$70,205	1%
Professional services	2,696	2,555	6%
Total revenues, net	$73,485	$72,760	1%

% of Revenues
Subscription services	96%	96%
Professional services	4%	4%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $0.9 million, or 4%, to $25.5 million for the three months ended March 31, 2025, from $24.6 million for the three months ended March 31, 2024. Cost of revenues as a percentage of revenues were 35% and 34% for the three months ended March 31, 2025 and 2024, respectively. The increase in amount is primarily associated with investments in several areas of our business, primarily in our platform and SaaS applications, resulting in higher costs for software and cloud hosting as well as an increase in labor costs, partially offset by a decrease in royalties.

Product Development. Product development expenses was $12.0 million for both the three months ended March 31, 2025 and 2024. Product development expenses as a percentage of revenues were 16% and 17% for the three months ended March 31, 2025 and 2024, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $0.3 million, or 3%, to $12.1 million for the three months ended March 31, 2025, from $11.8 million for the three months ended March 31, 2024. Sales and marketing expenses were 17% and 16% of revenues for the three months ended March 31, 2025 and 2024. The increase in amount is primarily due to higher labor costs and sales commissions.

General and Administrative. General and administrative expenses increased $0.4 million, or 4%, to $8.7 million for the three months ended March 31, 2025, from $8.3 million for the three months ended March 31, 2024. General and administrative expenses were 12% and 11% of revenues for the three months ended March 31, 2025 and 2024, respectively. The increase in amount is primarily due to an increase in labor costs and software expenses, partially offset by a decrease in facilities costs associated with satellite offices.

Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 4%, to $10.8 million for the three months ended March 31, 2025, from $10.3 million for the three months ended March 31, 2024. This increase in amount is primarily a result of an increase in amortization associated with capitalized software.

Interest Income. Interest income was $0.9 million for both the three months ended March 31, 2025 and 2024.

Other Expense, Net. Other expense, net was $0.1 million for both the three months ended March 31, 2025 and 2024.

Income Tax Provision. The Company recorded a provision for income taxes of $0.9 million for the three months ended March 31, 2025, compared to $1.3 million for the three months ended March 31, 2024. The Company’s effective tax rate was 17% for the three months ended March 31, 2025, compared to 20% for the three months ended March 31, 2024. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items.

Net Income. Net income was $4.3 million and $5.2 million for the three months ended March 31, 2025 and 2024, respectively. EPS was $0.14 per share (diluted) and $0.17 per share (diluted) for the three months ended March 31, 2025 and 2024, respectively.

Adjusted EBITDA was $16.2 million for the three months ended March 31, 2025, compared to $17.1 million for the three months ended March 31, 2024. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income, is set forth below (in thousands).

	Three Months Ended March 31,
	2025	2024
GAAP net income	$4,332	$5,227
Interest income	(931)	(904)
Interest expense	25	24
Income tax provision	916	1,316
Stock-based compensation expense	1,104	1,060
Depreciation and amortization	10,755	10,336
Adjusted EBITDA	$16,201	$17,059

Liquidity and Capital Resources

Net cash provided by operating activities increased by $6.2 million to $27.1 million during the three months ended March 31, 2025, from $20.9 million during the three months ended March 31, 2024. The increase in net cash provided by operating activities is primarily due to strong cash receipts from customers during the quarter, resulting in a reduction to our days sales outstanding ("DSO"). Our DSO was 37 days for the first quarter of 2025 compared to 46 days for the first quarter of 2024. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, income tax payments, and general corporate expenses.

Net cash used in investing activities was $7.2 million for the three months ended March 31, 2025, compared to $7.1 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company invested in marketable securities of $9.2 million, made payments for capitalized software development of $7.8 million, purchased property and equipment of $1.1 million, and purchased an investment of $0.5 million. These uses of cash were partially offset by $11.3 million in maturities of marketable securities. During the three months ended March 31, 2024, the Company invested in marketable securities of $14.1 million, made payments for capitalized software development of $7.0 million, and purchased property and equipment of $0.7 million. These uses of cash were partially offset by $14.0 million in maturities of marketable securities and $0.8 million received upon the settlement and release of escrowed proceeds related to a prior sale of a non-marketable equity investment.

Net cash used in financing activities was $2.0 million for the three months ended March 31, 2025, compared to $1.7 million for the three months ended March 31, 2024. The uses of cash for the three months ended March 31, 2025 included $1.1 million for the payment of employee payroll taxes in relation to the vesting of restricted share units and $0.9 million for the payment of cash dividends. The uses of cash for the three months ended March 31, 2024 included $0.9 million for the payment of employee payroll taxes in related to the vesting of restricted share units and $0.8 million for the payment of cash dividends.

Our balance sheet reflects working capital of $43.9 million at March 31, 2025, compared to $37.4 million at December 31, 2024. The increase in working capital is primarily a result of an increase in cash and cash equivalents. The Company’s primary source of liquidity as of March 31, 2025 was $77.3 million of cash and cash equivalents and $36.0 million of marketable securities.

The Company also has a $50.0 million revolving credit facility, the availability of which is subject to certain covenants and minimum liquidity requirements. There currently are no outstanding borrowings under the revolving credit facility. The revolving credit facility expires on October 6, 2026, unless earlier renewed or amended. For additional information regarding our revolving credit facility, see Note 8 to the Condensed Consolidated Financial Statements included herein.

On February 20, 2023, we announced that our Board approved a quarterly dividend policy, under which we have paid dividends on a quarterly basis since our adoption of this policy. On February 24, 2025, the Board approved a quarterly cash dividend under this policy of $0.031 per share, which was paid on March 21, 2025 to holders of record of our common stock on March 10, 2025. In addition, on May 5, 2025, the Board approved a quarterly cash dividend under this policy of $0.031 per share, which will be payable on May 30, 2025 to holders of record of our common stock on May 19, 2025.

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

On September 13, 2023, the Company announced a share repurchase program authorized by the Company’s Board of Directors under which the Company was authorized to purchase up to $10.0 million of its common stock. Pursuant to this authorization, repurchases could be made in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. Under this program, during 2023, the Company repurchased 404,188 shares of common stock at an aggregate fair value of $8.9 million, reflecting an average price per share of $22.07 (excluding the cost of broker commissions). The share repurchase program expired according to its terms on March 31, 2024, and no repurchases occurred under such program during 2024.

On May 8, 2025, the Company’s Board of Directors approved a new share repurchase program for the Company’s common stock, under which the Company may repurchase up to $25 million of outstanding shares of common stock. Pursuant to the authorization, repurchases may be made from time to time in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. In addition, any repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program will terminate on the earlier of May 31, 2026 or when the maximum dollar amount has been expended. The share repurchase program does not require the Company to acquire any amount of shares and may be suspended or discontinued at any time.

We believe that our existing cash, cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, pay our quarterly dividends, effect any share repurchases we may elect to make under our share repurchase program as described above, and fund capital expenditures for at least the next 12 months and for the foreseeable future thereafter.

The Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, debt, or a combination thereof. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to consolidated EBITDA (as defined in our credit facility) and an interest coverage ratio of consolidated EBITDA to interest expense. Therefore, the maximum borrowings against our new revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of March 31, 2025, we were in compliance with all covenants under our revolving credit facility. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot provide assurance that if we need additional financing, it will be available on terms favorable to us or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of March 31, 2025, and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which were $113.3 million at March 31, 2025. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by $0.4 million.

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

We have an investment portfolio that includes strategic investments in privately held companies, which primarily include early-stage companies. We primarily invest in healthcare technology companies that we believe can help expand our ecosystem. We may continue to make these types of strategic investments as opportunities arise that we find attractive. We may experience additional volatility to our Condensed Consolidated Financial Statements due to changes in market prices, observable price changes, and impairments to our strategic investments. These changes could be material based on market conditions and events.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the first quarter of 2025 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2024 Form 10-K, except as set forth below.

Risks Related to Our Business Model

We have been impacted, and may continue to be adversely impacted, by unfavorable conditions and uncertainty impacting the healthcare industry and the U.S. economy more generally.

Macroeconomic conditions in the U.S. continue to be challenging in certain respects, driven by, among other things, persistent inflationary pressures, elevated interest rate levels, ongoing policy-related uncertainty, declining consumer sentiment, heightened geopolitical tensions, including as a result of ongoing conflicts abroad and strained global trade relations. Additional challenges related to macroeconomic conditions in the U.S. that are impacting or may impact healthcare more directly include current or potential policy and regulatory decisions to reduce government funding for certain healthcare provider organizations or programs, tariff-related policies that impact goods and services on which healthcare organizations rely, and uncertainty around potential reduction to payment rates, including through cuts to Medicaid or other payment programs, and potential loss of insurance coverage by individuals. These conditions, have, among other things, limited our ability to forecast future demand for our products and services, contributed to increased volatility in customer demand, and could constrain future access to capital for ourselves, our suppliers, customers, and partners. Moreover, while inflation has decreased in comparison to recent periods, we have experienced, and believe that many of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with inflationary conditions.

We sell our products and services to large, mid-sized, and small healthcare organizations whose businesses fluctuate based on general economic and business conditions. As such, our operating results may vary based on the level of demand for our solutions by healthcare organizations and the impact of changes in our industry or the economy on us or our clients. For example, we have recently experienced a decrease in demand for certain of our solutions, such as health equity and belonging content, that may be viewed as a more elective type of offering by some of our customers. In addition, a portion of our revenue is attributable to the number of users of our products at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions cause our clients and potential clients to freeze or reduce their headcount or operations, demand for our products may be negatively affected. Moreover, current economic conditions and uncertainty have resulted in and may continue to result in overall reductions in spending by some healthcare providers as well as pressure from some clients and potential clients for extended payment terms. If current economic conditions deteriorate, our clients and potential clients may elect to decrease their budgets for our solutions by deferring or reconsidering purchases or could file for bankruptcy, which has occurred from time to time. Such budget decreases or bankruptcy filings would limit our ability to grow our business and negatively affect our operating results.

Economic, regulatory, policy, or other recent developments that adversely or disproportionately impact the healthcare industry may reduce spending on information technology by healthcare organizations and otherwise adversely affect our customer base and our financial results. Healthcare organizations continue to face persistent labor shortages, elevated wage and operating costs, and ongoing uncertainty regarding reimbursement levels. Furthermore, the margins of many healthcare providers are modest, and potential decreases in reimbursement for healthcare costs – whether due to federal or state budgetary constraints, deficit reduction initiatives, reduction or elimination of programs such the 340B Drug Pricing Program, reduction of insurance coverage readily available to individuals, or changes to Medicare and/or Medicaid policy – may reduce the overall solvency of our customers or cause further deterioration in their financial or business condition.

In addition, the U.S. government has recently imposed tariffs on certain foreign goods and has raised the possibility of imposing significant additional tariff increases or expanding the tariffs to capture other countries and types of foreign goods. Trade policies and tariffs affecting imported medical equipment, technology components, and other healthcare-related infrastructure have the potential to increase costs for healthcare organizations, which may reduce demand for our products and adversely impact financial results.

Moreover, budget pressures at the federal and state levels have had and may continue to have a negative impact on spending for many health and human services programs, including Medicare and Medicaid, which represent significant payor sources for our customers. Federal budget initiatives in 2025 include potential significant reductions to the U.S. Department of Health and Human Services (“HHS”) and significant proposals such as the restructuring of Medicaid financing. Alteration or elimination of the ACA and the related insurance coverage available to individuals in connection with the ACA is also under consideration. We anticipate that federal and state budget deficits combined with growing governmental healthcare expenditures will continue to place pressure on governmental healthcare programs. Any actual or potential reductions in government healthcare spending or reduction to readily available health insurance coverage for individuals could result in reduced demand for our products or heightened pricing pressure.

Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling” and any possible U.S. governmental default on its debt. Additionally, the current presidential administration has implemented the "Department of Government Efficiency" ("DOGE"), an advisory commission focused on restructuring and streamlining government agencies and reducing or eliminating regulations and federal government programs and other expenditures, which has also given rise to separate efforts at the state level to reduce government spending. In March 2025, in accordance with the DOGE Workforce Optimization Initiative, HHS announced a significant agency restructuring, reducing the HHS workforce and consolidating divisions of the agency. Pressures on and uncertainty surrounding the U.S. federal and state annual appropriations, holds on congressionally authorized spending, or interruptions in the distribution of governmental funds, could adversely affect our financial results due to the reliance of many of our customers on payments from third-party healthcare payors, including Medicare, Medicaid, and other government-sponsored programs.

We believe that conditions and uncertainties impacting the healthcare industry and our healthcare customers as described above have adversely affected, and may continue to adversely impact, our business and results of operations, including by lengthening sales cycles, increasing pricing sensitivity, and delaying investment decisions among our customers and potential customers. Moreover, if economic or conditions impacting the healthcare industry or U.S. economy significantly deteriorate, our results of operations, financial position, and/or cash flows could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None. Without limiting the generality of the foregoing, the Company did not have any share repurchase program in effect and did not purchase any shares of common stock of the Company during the three months ended March 31, 2025.

As noted above, on May 8, 2025, the Company announced that its Board of Directors approved a new share repurchase program for the Company’s common stock, under which the Company may repurchase up to $25 million of outstanding shares of common stock. Pursuant to the authorization, repurchases may be made from time to time in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. In addition, any repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. The share repurchase program will terminate on the earlier of May 31, 2026 or when the maximum dollar amount has been expended. The share repurchase program does not require the Company to acquire any amount of shares and may be suspended or discontinued at any time.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended March 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)	Exhibits

10.1^	HealthStream, Inc. 2025 Cash Incentive Bonus Plan
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL
^	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

May 9, 2025	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer