Form 10-Q
period 2025-06-30
HEALTHSTREAM INC
filed 2025-08-07
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, there were 29,641,207 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$52,102	$59,469
Marketable securities	38,517	37,748
Accounts receivable, net	26,926	30,189
Accounts receivable - unbilled	4,541	5,133
Prepaid and other current assets	22,310	20,583
Total current assets	144,396	153,122

Property and equipment, net	11,914	10,741
Capitalized software development, net	44,580	43,370
Operating lease right of use assets, net	16,262	17,453
Goodwill	191,845	191,220
Intangibles, net	48,865	55,548
Other assets	42,286	39,312
Total assets	$500,148	$510,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,043	$6,628
Accrued royalties	4,824	5,190
Accrued liabilities	11,815	10,141
Accrued compensation	6,320	9,507
Deferred revenue	88,376	84,227
Total current liabilities	115,378	115,693

Deferred tax liabilities	15,101	14,596
Deferred revenue, noncurrent	1,198	1,655
Operating lease liability, noncurrent	15,891	17,366
Other long-term liabilities	2,013	2,101
Commitments and contingencies

Shareholders’ equity:
Preferred Stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized; 29,897 and 30,432 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	235,041	252,432
Retained earnings	116,804	108,972
Accumulated other comprehensive loss	(1,278)	(2,049)
Total shareholders’ equity	350,567	359,355
Total liabilities and shareholders’ equity	$500,148	$510,766

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues, net	$74,396	$71,556	$147,881	$144,316
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	26,364	23,738	51,851	48,355
Product development	12,073	12,076	24,121	24,107
Sales and marketing	11,808	11,405	23,958	23,179
General and administrative	7,398	9,556	16,066	17,868
Depreciation and amortization	10,867	10,370	21,621	20,706
Total operating costs and expenses	68,510	67,145	137,617	134,215

Operating income	5,886	4,411	10,264	10,101

Interest income	958	944	1,889	1,848
Other income (expense), net	23	(55)	(39)	(107)

Income before income tax provision	6,867	5,300	12,114	11,842
Income tax provision	1,478	1,132	2,393	2,448
Net income	$5,389	$4,168	$9,721	$9,394

Net income per share:
Basic	$0.18	$0.14	$0.32	$0.31
Diluted	$0.18	$0.14	$0.32	$0.31

Weighted average shares of common stock outstanding:
Basic	30,320	30,401	30,382	30,357
Diluted	30,450	30,526	30,519	30,472
Dividends declared per share	$0.031	$0.028	$0.062	$0.056

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$5,389	$4,168	$9,721	$9,394

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	754	(44)	803	(519)
Unrealized loss on marketable securities	(13)	(1)	(32)	(7)
Total other comprehensive income (loss)	741	(45)	771	(526)
Comprehensive income	$6,130	$4,123	$10,492	$8,868

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Six Months Ended June 30, 2025
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at December 31, 2024	30,432	$252,432	$108,972	$(2,049)	$359,355
Net income	—	—	4,332	—	4,332
Comprehensive income	—	—	—	30	30
Dividends declared on common stock ($0.031 per share)	—	—	(943)	—	(943)
Stock-based compensation	—	1,104	—	—	1,104
Common stock issued under stock plans, net of shares withheld for employee taxes	93	(1,070)	—	—	(1,070)
Balance at March 31, 2025	30,525	$252,466	$112,361	$(2,019)	$362,808
Net income	—	—	5,389	—	5,389
Comprehensive income	—	—	—	741	741
Dividends declared on common stock ($0.031 per share)	—	—	(946)	—	(946)
Stock-based compensation	—	836	—	—	836
Common stock issued under stock plans, net of shares withheld for employee taxes	22	(5)	—	—	(5)
Excise tax on repurchases of common stock		(135)			(135)
Repurchases of common stock	(650)	(18,121)			(18,121)
Balance at June 30, 2025	29,897	$235,041	$116,804	$(1,278)	$350,567

	Six Months Ended June 30, 2024
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2023	30,298	$249,075	$92,368	$(691)	$340,752
Net income	—	—	5,227	—	5,227
Comprehensive loss	—	—	—	(481)	(481)
Dividends declared on common stock ($0.028 per share)	—	—	(849)	—	(849)
Stock-based compensation	—	1,060	—	—	1,060
Common stock issued under stock plans, net of shares withheld for employee taxes	100	(855)	—	—	(855)
Balance at March 31, 2024	30,398	$249,280	$96,746	$(1,172)	$344,854
Net income	—	—	4,168	—	4,168
Comprehensive loss	—	—	—	(45)	(45)
Dividends declared on common stock ($0.028 per share)	—	—	(851)	—	(851)
Stock-based compensation	—	1,094	—	—	1,094
Common stock issued under stock plans, net of shares withheld for employee taxes	10	(6)	—	—	(6)
Balance at June 30, 2024	30,408	$250,368	$100,063	$(1,217)	$349,214

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$9,721	$9,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,621	20,706
Stock-based compensation	1,940	2,154
Amortization of deferred commissions	6,017	5,956
Provision for credit losses	391	1,802
Deferred income taxes	467	(542)
Loss on equity method investments	107	82
Other	(776)	(746)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	3,465	449
Prepaid and other current assets	(1,728)	(53)
Other assets	(8,596)	(5,516)
Accounts payable and accrued expenses	(3,858)	(8,912)
Accrued royalties	(366)	(370)
Deferred revenue	3,692	2,985
Net cash provided by operating activities	32,097	27,389

INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	26,073	29,196
Purchases of marketable securities	(26,100)	(34,526)
Proceeds from sale of non-marketable equity investments	—	765
Purchase of other investments	(500)	—
Payments associated with capitalized software development	(14,500)	(13,552)
Purchases of property and equipment	(3,372)	(914)
Net cash used in investing activities	(18,399)	(19,031)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(1,075)	(861)
Payment of cash dividends	(1,890)	(1,700)
Repurchases of common stock	(18,121)	—
Net cash used in financing activities	(21,086)	(2,561)

Effect of exchange rate changes on cash and cash equivalents	21	1
Net (decrease) increase in cash and cash equivalents	(7,367)	5,798
Cash and cash equivalents at beginning of period	59,469	40,333
Cash and cash equivalents at end of period	$52,102	$46,131

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment, accrued but not paid	$87	$167
Capitalized software development, accrued but not paid	$611	$383

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Business Segments

The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. Since  January 1, 2023, the Company’s business has been organized and managed around a consolidated, enterprise approach, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by the CODM), organization structure, compensation, performance assessment, and resource allocation. The Company’s CODM uses consolidated net income to make operating decisions, assess financial performance, and allocate resources. Further, the CODM reviews and utilizes functional expenses (cost of revenues, product development, sales and marketing, general and administrative, and depreciation and amortization) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net income are interest income, other income (expense), net, and income tax provision, which are reflected in the Condensed Consolidated Statements of Income. Expenditures for additions to long-lived assets for the consolidated entity were $23.2 million and $19.4 million for the six months ended June 30, 2025 and 2024, respectively.

Non-Marketable Equity Investments

The aggregate carrying amount of non-marketable equity investments accounted for using the measurement alternative for equity investments that do not have readily determinable fair values was $1.5 million as of  June 30, 2025 and December 31, 2024, which the Company evaluates for impairment at each reporting period. Cumulatively, there have been no adjustments recorded due to changes in the fair value of the non-marketable equity investments the Company held as of  June 30, 2025. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that  may have a significant adverse effect on the fair value of the investment.

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

3. REVENUE RECOGNITION

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Subscription services	$71,941	$69,013	$142,730	$139,218
Professional services	2,455	2,543	5,151	5,098
Total revenues, net	$74,396	$71,556	$147,881	$144,316

For the  three months ended June 30, 2025 and 2024, the Company recognized  $0.2 million and  $1.6 million in impairment losses on receivables and contract assets arising from the Company's contracts with customers, respectively. For the  six months ended June 30, 2025 and 2024, the Company recognized $0.4 million and  $1.8 million in impairment losses on receivables and contract assets arising from the Company's contracts with customers, respectively.

During the three months ended  June 30, 2025 and 2024, the Company recognized revenues of $49.1 million and $47.2 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. During the six months ended June 30, 2025 and 2024, the Company recognized revenues of $69.1 million and $65.2 million, respectively, from the amounts included in deferred revenue at the beginning of the respective periods. As of June 30, 2025, approximately $618 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. The Company expects to recognize revenue related to approximately 39% of these remaining performance obligations over the next 12 months, 68% over the next 24 months, and 85% over the next 36 months, with the remaining amounts recognized thereafter.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The Company’s effective tax rate was 20% and 21% for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 4, 2025, the federal budget reconciliation legislation, commonly referred to as the One Big Beautiful Bill ("OBBB”), was signed into law. The OBBB includes significant changes to federal tax law and other regulatory provisions that may impact the Company, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations, and cash flows. As of the date of these financial statements, the Company has not completed its assessment, and, therefore, no adjustments have been made. Additional disclosures will be provided in future periods as the impact of the legislation is determined.

5. SHAREHOLDERS' EQUITY

Dividends on Common Stock

During the six months ended June 30, 2025, the Company's Board of Directors (“Board”) declared the following quarterly dividends under the Company's dividend policy (in thousands, except per share data):

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
March 21, 2025	February 24, 2025	$0.031	March 10, 2025	$943
May 30, 2025	May 5, 2025	$0.031	May 19, 2025	$946

Additionally, on August 4, 2025, the Board declared a quarterly cash dividend of $0.031 per share, payable on August 29, 2025 to holders of record on August 18, 2025.

Stock-Based Compensation

The Company has stock awards outstanding under its 2016 Omnibus Incentive Plan and 2022 Omnibus Incentive Plan.

Stock Option Activity

A summary of stock option activity for the three months ended  June 30, 2025 is as follows (in thousands, except weighted-average exercise price).

		Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at beginning of period	90	$20.34
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at end of period	90	$20.34	$660
Exercisable at end of period	90	$20.34	$660

The weighted average remaining contractual term of options outstanding at  June 30, 2025 was 5.4 years.

Restricted Share Unit Activity

A summary of Restricted Share Unit ("RSU") activity for the three months ended  June 30, 2025 is as follows (in thousands, except weighted-average grant date fair value):

		Weighted-
	Number of	Average Grant Date	Aggregate
	RSU’s	Fair Value	Intrinsic Value
Outstanding at beginning of period	478	$26.35
Granted	31	27.89
Vested	(22)	26.02
Forfeited	(2)	25.74
Outstanding at end of period	485	$26.46	$13,431

As of  June 30, 2025, total unrecognized compensation expense related to non-vested RSUs was $6.4 million, net of estimated forfeitures, with a weighted average expense recognition period remaining of 2.6 years.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues (excluding depreciation and amortization)	$50	$50	$103	$103
Product development	198	202	428	399
Sales and marketing	109	140	253	276
General and administrative	479	702	1,156	1,376
Total stock-based compensation expense	$836	$1,094	$1,940	$2,154

Share Repurchase Plan

On May 8, 2025, the Company announced a share repurchase program approved by the Company’s Board of Directors under which the Company is authorized to repurchase up to $25.0 million of its outstanding shares of common stock. Pursuant to this authorization, repurchases may be made from time to time in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. During the three months ended June 30, 2025, the Company repurchased and subsequently retired 649,953 shares valued at $18.1 million pursuant to this authorization, and the Company continued to repurchase shares pursuant to this authorization during the third quarter, completing the program in July by repurchasing and retiring 255,833 shares valued at $6.9 million. The share repurchase program terminated in July when the maximum dollar amount was expended.

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 184,000 and 155,000 for the three months ended June 30, 2025 and 2024, respectively, and 145,000 and 166,000 for the six months ended June 30, 2025 and 2024.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$5,389	$4,168	$9,721	$9,394
Denominator:
Weighted-average shares outstanding	30,320	30,401	30,382	30,357
Effect of dilutive shares	130	125	137	115
Weighted-average diluted shares	30,450	30,526	30,519	30,472

Net income per share:
Basic	$0.18	$0.14	$0.32	$0.31
Diluted	$0.18	$0.14	$0.32	$0.31

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	June 30, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$38,528	$2	$(13)	$38,517
Total	$38,528	$2	$(13)	$38,517

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$37,726	$24	$(2)	$37,748
Total	$37,726	$24	$(2)	$37,748

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of June 30, 2025 and December 31, 2024, the Company did not recognize any allowance for credit impairments on its available for sale securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

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

As of June 30, 2025, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of or during the three and six months ended June 30, 2025.

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

Significant financial metrics for the second quarter of 2025 are set forth in the bullets below.

•	Revenues of $74.4 million in the second quarter of 2025, up 4.0% from $71.6 million in the second quarter of 2024

•	Operating income of $5.9 million in the second quarter of 2025, up 33.4% from $4.4 million in the second quarter of 2024

•	Net income of $5.4 million in the second quarter of 2025, up 29.3% from $4.2 million in the second quarter of 2024

•	Earnings per share (“EPS”) of $0.18 per share (diluted) in the second quarter of 2025, up from $0.14 per share (diluted) in the second quarter of 2024

•	Adjusted EBITDA[1] of $17.6 million in the second quarter of 2025, up 11.3% from $15.8 million in the second quarter of 2024

[1]

Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income and disclosure regarding why we believe adjusted EBITDA provides useful information to investors is included later in this Form 10-Q.

During the first quarter of 2025, we entered into an agreement to sublease a portion of our office space in the Capitol View building in Nashville, Tennessee to optimize our workforce performance to deliver positive results for customers, employees, and shareholders. HealthStream’s corporate headquarters remains in Nashville in the Capitol View building, while we continue to hire new employees both locally and nationally to support our growth. The sublease commenced in April 2025 and will expire in October 2031. We recorded sublease income, net of initial direct cost amortization, of $0.7 million during the three months ended June 30, 2025. In addition, we expect to record sublease income, net, of approximately $1.6 million during the last six months of 2025 and $3.2 million annually thereafter for the remaining term of the sublease under the caption General and Administrative.

Recent Developments

Macroeconomic and other conditions in the U.S. that directly or indirectly impact the healthcare industry are challenging in certain respects and may become more challenging based on recent and contemplated changes to various policies and regulations. While healthcare costs continue to grow, government cuts or reimbursement rate reductions to funding for programs and organizations such as Federally Qualified Health Centers and academic medical institutions, the impact of tariffs on goods and services utilized by healthcare provider organizations, as well as uncertainty surrounding potential policy, regulatory, and economic shifts continue to be challenging for our healthcare customers. In particular, the federal reconciliation legislation enacted on July 4, 2025 includes significant policy changes that may adversely impact healthcare provider organizations, including changes that are expected to decrease access to health insurance and result in significant cuts to federal healthcare spending, particularly within the Medicaid program. We believe that these challenges and uncertainties, particularly among healthcare provider organizations with patient populations more dependent on government-funded reimbursement, have caused, and may in the future cause, some delays in purchasing and non-renewals of existing products and services, particularly in relation to elective or non-mandatory products and services.

Additionally, challenges persist in terms of inflationary pressures, ongoing elevated interest rate levels, lower consumer sentiment levels compared to recent periods, and heightened geopolitical tensions, including various ongoing and threatened conflicts abroad and strained global trade relations. We have experienced in certain recent periods, and believe that many of our customers have experienced, increased labor, supply chain, capital, and other expenditures and budgetary pressures associated with such conditions and challenges. These conditions and challenges impacting the U.S. economy and our customers in the healthcare industry have adversely affected, and may continue to adversely impact, our business and results of operations. Additionally, given our focus on customers in the healthcare industry, adverse developments impacting the healthcare industry, including as a result of the developments described above, may adversely impact our business and financial results, although we are unable to fully assess the impact to which we may be impacted by any such developments.

Key Financial Metrics

Our management utilizes the following financial metrics in connection with managing our business.

•

Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations. Revenues, net, were $74.4 million and $147.9 million for the three and six months ended June 30, 2025, respectively, compared to $71.6 million and $144.3 million for the three and six months ended June 30, 2024, respectively. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Net Income. Net income represents revenues, net, less all expenses. Net income was $5.4 million and $9.7 million for the three and six months ended June 30, 2025, respectively, compared to $4.2 million and $9.4 million for the three and six months ended June 30, 2024, respectively. Management utilizes net income in connection with managing our business, including with regard to our capital deployment strategies.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, certain short-term cash incentive bonuses and performance-based equity award grants are based, in whole or in part, on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $17.6 million and $33.8 million for the three and six months ended June 30, 2025, respectively, compared to $15.8 million and $32.9 million for the three and six months ended June 30, 2024, respectively.

•

Capital Expenditures. Capital expenditures represent cash payments incurred for purchases of property and equipment and during the development phase for projects to develop software and content. Capital expenditures were $9.0 million and $17.9 million for the three and six months ended June 30, 2025, respectively, compared to $6.7 million and $14.5 million for the three and six months ended June 30, 2024, respectively. Management utilizes this metric in connection with managing the allocation of capitalized expenditures in which the Company invests related to the development of its products and believes that this metric is a key indicator of investment in products relative to their current and expected performance.

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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenues, net. Revenues increased $2.8 million, or 4%, to $74.4 million for the three months ended June 30, 2025 from $71.6 million for the three months ended June 30, 2024. Subscription revenues increased $2.9 million, or 4%, and professional services revenues decreased by $0.1 million, or 3%, compared to the second quarter of 2024.

A comparison of revenues by revenue source is as follows (in thousands):

	Three Months Ended June 30,
	2025	2024	Percentage Change
Subscription services	$71,941	$69,013	4%
Professional services	2,455	2,543	-3%
Total revenues, net	$74,396	$71,556	4%

% of Revenues
Subscription services	97%	96%
Professional services	3%	4%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $2.7 million, or 11%, to $26.4 million for the three months ended June 30, 2025, from $23.7 million for the three months ended June 30, 2024. Cost of revenues as a percentage of revenues were 35% and 33% for the three months ended June 30, 2025 and 2024, respectively. The increase in amount is primarily associated with investments in several areas of our business, primarily in our platform and SaaS applications, resulting in higher costs for third-party software and cloud hosting as well as an increase in labor costs and royalties.

Product Development. Product development expenses was $12.1 million for both the three months ended June 30, 2025 and 2024. Product development expenses as a percentage of revenues were 16% and 17% for the three months ended June 30, 2025 and 2024, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $0.4 million, or 4%, to $11.8 million for the three months ended June 30, 2025, from $11.4 million for the three months ended June 30, 2024. Sales and marketing expenses were 16% of revenues for both the three months ended June 30, 2025 and 2024. The increase in amount is primarily due to higher labor costs and increased staffing levels.

General and Administrative. General and administrative expenses decreased $2.2 million, or 23%, to $7.4 million for the three months ended June 30, 2025, from $9.6 million for the three months ended June 30, 2024. General and administrative expenses were 10% and 13% of revenues for the three months ended June 30, 2025 and 2024, respectively. The decrease in amount is primarily due to a decrease in bad debt expense associated with a customer bankruptcy that occurred during the three months ended June 30, 2024, coupled with sublease income associated with the sublease that commenced during the second quarter of 2025 as noted above.

Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 5%, to $10.9 million for the three months ended June 30, 2025, from $10.4 million for the three months ended June 30, 2024. This increase in amount is primarily a result of an increase in amortization associated with capitalized software.

Interest Income. Interest income was $1.0 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively. This increase is a result of an increase in cash and investment balances.

Other Income (Expense), Net. Other income (expense), net was income of $23,000 and expense of $55,000 for the three months ended June 30, 2025 and 2024, respectively. The change is primarily a result of foreign currency gains.

Income Tax Provision. The Company recorded a provision for income taxes of $1.5 million for the three months ended June 30, 2025, compared to $1.1 million for the three months ended June 30, 2024. The Company’s effective tax rate was 22% for the three months ended June 30, 2025, compared to 21% for the three months ended June 30, 2024. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items.

Net Income. Net income was $5.4 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively. EPS was $0.18 per share (diluted) and $0.14 per share (diluted) for the three months ended June 30, 2025 and 2024, respectively.

Adjusted EBITDA was $17.6 million for the three months ended June 30, 2025, compared to $15.8 million for the three months ended June 30, 2024. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenues, net. Revenues increased $3.6 million, or 2%, to $147.9 million for the six months ended June 30, 2025 from $144.3 million for the six months ended June 30, 2024. Subscription revenues increased $3.5 million, or 3%, compared to the six months ended June 30, 2024. Compared to the six months ended June 30, 2024, revenues for the six months ended June 30, 2025 were negatively impacted by several factors, including a $3.5 million reduction from attrition in legacy applications, a $1.1 million reduction from customer bankruptcies, and a $0.9 million reduction in perpetual license sales. These reductions to revenue were more than offset by $9.1 million of revenue growth across our portfolio of solutions.

A comparison of revenues by revenue source is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024	Percentage Change
Subscription services	$142,730	$139,218	3%
Professional services	5,151	5,098	1%
Total revenues, net	$147,881	$144,316	2%

% of Revenues
Subscription services	97%	96%
Professional services	3%	4%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $3.5 million, or 7%, to $51.9 million for the six months ended June 30, 2025, from $48.4 million for the six months ended June 30, 2024. Cost of revenues as a percentage of revenues were 35% and 34% for the six months ended June 30, 2025 and 2024, respectively. The increase in amount is primarily associated with investments in several areas of our business, primarily in our platform and SaaS applications, resulting in higher costs for cloud hosting and third-party software as well as an increase in labor costs.

Product Development. Product development expenses was $24.1 million for both the six months ended June 30, 2025 and 2024. Product development expenses as a percentage of revenues were 16% and 17% for the six months ended June 30, 2025 and 2024, respectively.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $0.8 million, or 3%, to $24.0 million for the six months ended June 30, 2025, from $23.2 million for the six months ended June 30, 2024. Sales and marketing expenses were 16% of revenues for both the six months ended June 30, 2025 and 2024. The increase in amount is primarily due to higher labor costs and sales commissions.

General and Administrative. General and administrative expenses decreased $1.8 million, or 10%, to $16.1 million for the six months ended June 30, 2025, from $17.9 million for the six months ended June 30, 2024. General and administrative expenses were 11% and 12% of revenues for the six months ended June 30, 2025 and 2024, respectively. The decrease in amount is primarily due to a decrease in bad debt expense associated with a customer bankruptcy that occurred during the six months ended June 30, 2024, coupled with sublease income associated with the sublease that commenced during the second quarter of 2025 as noted above.

Depreciation and Amortization. Depreciation and amortization expense increased $0.9 million, or 4%, to $21.6 million for the six months ended June 30, 2025, from $20.7 million for the six months ended June 30, 2024. This increase in amount is primarily a result of an increase in amortization associated with capitalized software.

Interest Income. Interest income was $1.9 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively. This increase is a result of an increase in cash and investment balances.

Other Income (Expense), Net. Other income (expense), net was expense of $39,000 and $107,000 for the six months ended June 30, 2025 and 2024, respectively. The change is primarily a result of foreign currency gains.

Income Tax Provision. The Company recorded a provision for income taxes of $2.4 million for both the six months ended June 30, 2025 and June 30, 2024. The Company’s effective tax rate was 20% for the six months ended June 30, 2025, compared to 21% for the six months ended June 30, 2024. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items.

Net Income. Net income was $9.7 million and $9.4 million for the six months ended June 30, 2025 and 2024, respectively. EPS was $0.32 per share (diluted) and $0.31 per share (diluted) for the six months ended June 30, 2025 and 2024, respectively.

Adjusted EBITDA was $33.8 million for the six months ended June 30, 2025, compared to $32.9 million for the six months ended June 30, 2024. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income, is set forth below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP net income	$5,389	$4,168	$9,721	$9,394
Interest income	(958)	(944)	(1,889)	(1,848)
Interest expense	25	25	50	49
Income tax provision	1,478	1,132	2,393	2,448
Stock-based compensation expense	836	1,094	1,940	2,154
Depreciation and amortization	10,867	10,370	21,621	20,706
Adjusted EBITDA	$17,637	$15,845	$33,836	$32,903

Liquidity and Capital Resources

Net cash provided by operating activities increased by $4.7 million to $32.1 million during the six months ended June 30, 2025, from $27.4 million during the six months ended June 30, 2024. The increase in net cash provided by operating activities is primarily due to higher cash receipts from customers during the period, resulting in a reduction to our days sales outstanding ("DSO"). Our DSO was 35 days for the second quarter of 2025 compared to 45 days for the second quarter of 2024. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, income tax payments, general corporate expenses, and initial direct costs related to the sublease.

Net cash used in investing activities was $18.4 million for the six months ended June 30, 2025, compared to $19.0 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company invested in marketable securities of $26.1 million, made payments for capitalized software development of $14.5 million, purchased property and equipment of $3.4 million, and purchased an investment of $0.5 million. These uses of cash were partially offset by $26.1 million in maturities of marketable securities. During the six months ended June 30, 2024, the Company invested in marketable securities of $34.5 million, made payments for capitalized software development of $13.6 million, and purchased property and equipment of $0.9 million. These uses of cash were partially offset by $29.2 million in maturities of marketable securities and $0.8 million received upon the settlement and release of escrowed proceeds related to a prior sale of a non-marketable equity investment.

Net cash used in financing activities was $21.1 million for the six months ended June 30, 2025, compared to $2.6 million for the six months ended June 30, 2024. The uses of cash for the six months ended June 30, 2025 included $18.1 million for repurchases of common stock, $1.9 million for the payment of cash dividends, and $1.1 million for the payment of employee payroll taxes in relation to the vesting of restricted share units. The uses of cash for the six months ended June 30, 2024 included $1.7 million for the payment of cash dividends and $0.9 million for the payment of employee payroll taxes in relation to the vesting of RSUs.

Our balance sheet reflects working capital of $29.0 million at June 30, 2025, compared to $37.4 million at December 31, 2024. The decrease in working capital is primarily a result of a decrease in cash and cash equivalents to fund share repurchases. The Company’s primary source of liquidity as of June 30, 2025 was $52.1 million of cash and cash equivalents and $38.5 million of marketable securities.

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

On February 20, 2023, we announced that our Board approved a quarterly dividend policy, under which we have paid dividends on a quarterly basis since our adoption of this policy. On February 24, 2025, the Board approved a quarterly cash dividend under this policy of $0.031 per share, which was paid on March 21, 2025 to holders of record of our common stock on March 10, 2025. On May 5, 2025, the Board approved a quarterly cash dividend under this policy of $0.031 per share, which was paid on May 30, 2025 to holders of record of our common stock on May 19, 2025. In addition, on August 4, 2025, the Board approved a quarterly cash dividend under this policy of $0.031 per share, which will be payable on August 29, 2025 to holders of record of our common stock on August 18, 2025.

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

On May 8, 2025, the Company’s Board of Directors approved a new share repurchase program for the Company’s common stock, under which the Company may repurchase up to $25.0 million of outstanding shares of common stock. Pursuant to the authorization, repurchases may be made from time to time in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. In addition, any repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. Under this program, during the three months ended June 30, 2025, the Company repurchased and subsequently retired 649,953 shares of common stock at an aggregate fair value of $18.1 million, reflecting an average price per share of $27.86 (excluding the cost of broker commissions), and the Company continued to repurchase shares pursuant to this authorization during the third quarter, completing the program in July by repurchasing and retiring 255,833 shares valued at $6.9 million, reflecting an average price per share of $26.94 (excluding the cost of broker commissions). The share repurchase program terminated in July when the maximum dollar amount was expended.

We believe that our existing cash, cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility will be sufficient to meet anticipated working capital needs, new product development, pay our quarterly dividends, effect share repurchases we made under our share repurchase program as described above and any future program, and fund capital expenditures for at least the next 12 months and for the foreseeable future thereafter.

The Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, debt, or a combination thereof. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to consolidated EBITDA (as defined in our credit facility) and an interest coverage ratio of consolidated EBITDA to interest expense. Therefore, the maximum borrowings against our new revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of June 30, 2025, we were in compliance with all covenants under our revolving credit facility. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot provide assurance that if we need additional financing, it will be available on terms favorable to us or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of June 30, 2025, and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which were $90.6 million at June 30, 2025. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by $0.3 million.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the second quarter of 2025 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2024 Form 10-K, except as set forth below:

Risks Related to Our Business Model

We have been impacted, and may continue to be adversely impacted, by unfavorable conditions and uncertainty impacting the healthcare industry and the U.S. economy more generally.

Macroeconomic conditions in the U.S. continue to be challenging in certain respects, driven by, among other things, persistent inflationary pressures, elevated interest rate levels, ongoing policy-related uncertainty, lower consumer sentiment levels compared to recent periods, heightened geopolitical tensions, including as a result of ongoing conflicts abroad and strained global trade relations. Additional challenges related to macroeconomic conditions in the U.S. that are impacting or may impact healthcare more directly include current or potential policy and regulatory decisions to reduce government funding for certain healthcare provider organizations or programs, tariff-related policies that impact goods and services on which healthcare organizations rely, and uncertainty around reduction to payment rates, including through cuts to Medicaid or other payment programs, and loss of insurance coverage by individuals. These conditions have, among other things, limited our ability to forecast future demand for our products and services, contributed to increased volatility in customer demand, and could constrain future access to capital for ourselves, our suppliers, customers, and partners. Moreover, while inflation has decreased in comparison to recent periods, we have experienced, and believe that many of our customers have experienced, increased labor, supply chain, capital, and other expenditures associated with inflationary conditions.

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

Moreover, budget pressures at the federal and state levels have had and may continue to have a negative impact on spending for many health and human services programs, including Medicare and Medicaid, which represent significant payor sources for our customers. In particular, the federal budget reconciliation legislation enacted on July 4, 2025 includes significant policy changes that may adversely impact healthcare provider organizations, including changes that are expected to decrease access to health insurance and result in significant cuts to federal healthcare spending, particularly within the Medicaid program. Moreover, we anticipate that federal and state budget deficits combined with growing governmental healthcare expenditures will continue to place pressure on governmental healthcare programs. Any actual or potential reductions in government healthcare spending or reduction to readily available health insurance coverage for individuals could result in reduced demand for our products or heightened pricing pressure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2025, the Company’s Board of Directors approved a new share repurchase program for the Company’s common stock, under which the Company may repurchase up to $25.0 million of outstanding shares of common stock. Pursuant to the authorization, repurchases may be made from time to time in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. In addition, any repurchases under the authorization will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as applicable), and other factors. Under this program, during the three months ended June 30, 2025, the Company repurchased and subsequently retired 649,953 shares of common stock at an aggregate fair value of $18.1 million, reflecting an average price per share of $27.86 (excluding the cost of broker commissions), and the Company continued to repurchase shares pursuant to this authorization during the third quarter, completing the program in July by repurchasing and retiring 255,833 shares valued at $6.9 million, reflecting an average price per share of $26.94 (excluding the cost of broker commissions). The share repurchase program terminated in July when the maximum dollar amount was expended.

The following table presents information with respect to HealthStream's repurchases of common stock during the quarter ended June 30, 2025.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (April 1 - April 30)	—	$—	—	$—
Month #2 (May 1 - May 31)	393,959	28.16	11,094,372	13,905,628
Month #3 (June 1 - June 30)	255,994	27.40	7,013,708	6,891,920
Total	649,953	$27.86	18,108,080	$6,891,920

(1) The weighted average price paid per share of common stock does not include the cost of broker commissions.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the six months ended June 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL
^	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

August 7, 2025	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer