Form 10-K
period 2025-12-31
HEALTHSTREAM INC
filed 2026-02-27
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

Commission File Number 000-27701

HEALTHSTREAM, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1443555
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

500 11th Avenue North, Suite 850	37203
Nashville, Tennessee	(Zip Code)
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

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the Nasdaq Global Select Market on June 30, 2025 was $654.7 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 20, 2026, there were 29,356,350 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

HEALTHSTREAM, INC.

ANNUAL REPORT ON FORM 10-K

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “could,” “may,” “will,” “should,” “plans,” “potential,” “predicts,” “projects,” “would,” and “continue,” and similar language or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements included herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section Risk Factors in Item 1A of this Annual Report on Form 10-K and elsewhere in this document. In addition, factors that we are not currently aware of, or that we currently deem immaterial, could harm our future operating results. You should carefully review the risks described in other documents HealthStream files from time to time with the Securities and Exchange Commission (the "SEC"). You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. HealthStream undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect future events or circumstances after the date of this document.

Item 1. Business

OVERVIEW AND HISTORY

HealthStream’s focus is and has always been on improving the quality of healthcare through the development and support of the dedicated individuals who deliver care. Like healthcare itself, our mission remains constant, but how we accomplish that mission continues to evolve and improve over time. Originally, we pioneered the use of online learning to hospitals, which began with courses specifically tailored to educate healthcare professionals and meet hospitals' required regulatory needs, and we remain a leading innovator in those areas today. Since our inception, the scope of HealthStream’s Software-as-a-Service (SaaS) solutions has expanded well beyond our governance, risk, and compliance (GRC) offerings to include a diverse ecosystem of applications that optimize and support the healthcare workforce and the students preparing to enter that workforce. Today, we are characterized by our single platform strategy, which is designed to create interoperability among the various applications in our ecosystem through our proprietary hStream technology platform. Increasingly, our hStream technology platform extends artificial intelligence (AI) capabilities to the applications it powers and serves as the system of record on which healthcare workforce AI relies. We believe that our single platform strategy, as represented by hStream, is the best way to realize our mission of improving the quality of care by developing the people who deliver care, and the best way to create value for our shareholders in the process.

For healthcare organizations—our primary customers—HealthStream’s solutions help to effectively onboard, retain, engage, educate, manage, and develop workforce talent; meet rigorous GRC requirements; optimize staff scheduling and capacity management; and automate the management of medical staff credentialing, privileging, and enrollment.

For healthcare professionals and students—our primary end users—HealthStream’s solutions help them to professionally develop their knowledge and skills, manage and fulfill their required continuing education and certifications, manage their schedules, including swapping and filling shifts, engage with peers, provide personalized competency development, and optimize their career pathways. Additionally, our emerging Career Networks provide value directly to healthcare professionals and students, enabling them to evolve their professional identity, skills, portfolio, and career over time.

For both healthcare organizations and healthcare professionals and students, HealthStream’s solutions are generally accessed through SaaS application suites that are increasingly enhanced through our hStream technology platform, including through the functionality it offers and the data it originates and enriches. Our learning, credentialing, and scheduling application suites are designed to help solve the most critical problems facing the healthcare workforce today. This is achieved through a combination of established and cutting-edge technologies, such as initiative and workflow management capabilities; proprietary taxonomy engines; dynamic engagement models; AI and machine learning (ML) driven clinical assessments; physical-based simulations; healthcare-specific benchmarks; and automated license monitoring and validation.

HealthStream’s success in offering one of the largest, most diverse ecosystem of workforce solutions in healthcare has made it a thought leader and barometer of innovation for the industry. From its roots in originating online learning for healthcare organizations to the Company's more recent release of "Competency Suite" the first AI/ML-driven clinical competency development system, HealthStream continues to believe that the key to quality patient care lies in the people who deliver care. To that end, we are solely dedicated to providing solutions for the healthcare workforce and for those about to enter it.

The Company was incorporated in 1990. It began providing its SaaS-based workforce solutions in 1999, its provider solutions in 2012, and launched the hStream technology platform in 2018. Since January 2023, the Company’s operations have been streamlined around a consolidated, enterprise approach, and since January 1, 2023, the Company has had a single reportable segment and presents financial information on a single segment basis. HealthStream is headquartered in Nashville, Tennessee and had 1,139 full-time and 21 part-time employees as of December 31, 2025.

INDUSTRY BACKGROUND

According to the Centers for Medicare & Medicaid Services (CMS), spending in the healthcare industry reached over $5.3 trillion in 2024, or 18.0% of the U.S. gross domestic product. The growth in 2024 was an increase of 7.2% over the prior year and reflected growth in non-price factors, such as increased use and intensity of healthcare goods and services, influencing strong growth in both Medicare and private health insurance spending. Hospital care expenditures reached over $1.6 trillion in 2024 accounting for over 30% of the $5.3 trillion healthcare industry. Hospital care expenditures increased 3.4% over 2023, driven by strong growth in spending for hospital care by all major payors and the factors discussed above. According to the Bureau of Labor Statistics, as of January 2025, approximately 23 million professionals are employed in the healthcare and social assistance sector of the domestic economy, with approximately 5.8 million employed in acute-care hospitals and, according to CMS, approximately 6.9 million employed in other healthcare organizations throughout the continuum of care, the primary target markets for our products. Organizations in the continuum of care employ approximately 3.2 million employees in post-acute care facilities and over 0.9 million employees in health and human services facilities. Despite the number of individuals currently employed in healthcare, leaders in the industry routinely cite recruitment and retention of the clinical workforce among the more pressing concerns facing healthcare today, as a shortage of staffing for qualified and competent caregivers continues to create both fiscal and quality challenges for the organizations who provide care.

All of the approximately 5.8 million hospital-based healthcare professionals that work in the nation’s approximately 6,100 inpatient hospitals that are registered with Medicare are required by federal and state mandates and accrediting bodies to complete training in a number of areas. This training includes safety training mandated by both the Occupational Safety and Health Administration (OSHA) and The Joint Commission (an independent, not-for-profit organization that accredits and certifies healthcare organizations and programs in the United States), as well as training on patient information confidentiality required under the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

In hospitals, staffing issues and personnel shortages have contributed to the need for more effective and efficient workflows, including scheduling and capacity management as well as credentialing and privileging. Staffing shortages have also increased the need for facility-based workforce development as well as additional assessment and competency-based training. The ongoing nursing shortage, for example, is resulting in skill gaps and rising costs. The National Center for Health Workforce Analysis (2025) projects a 3% shortage of RNs nationwide and an 11% shortage in nonmetro areas in 2038. The demand for full-time LPNs is projected to grow faster than supply between 2023 and 2038, resulting in a 30% shortage. We believe that offering training and education and other engagement solutions for hospital personnel is increasingly being utilized as a retention and recruitment incentive. We also believe that offering training to nursing schools and nursing students can help address personnel shortages and lead to more efficient and effective transition from school to employment.

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

The healthcare education and training industry is highly fragmented, varies significantly in delivery methods (i.e., online products, live events, written materials, and technology-enabled manikins for simulation-based training), and is composed of a wide variety of entities competing for customers. The sheer volume of healthcare information available to satisfy continuing education needs, rapid advances in medical developments, and the time constraints that healthcare professionals face can make it difficult to quickly and efficiently access the continuing education content most relevant to an individual’s practice or profession. Historically, healthcare professionals have received continuing education and training through offline publications, such as medical journals or by attending conferences and seminars. Other healthcare workers and pharmaceutical and medical device manufacturers’ sales and internal regulatory personnel usually fulfill their training requirements using external vendors or internal training departments. While these approaches satisfy the ongoing education and training requirements, they are typically costly and inconvenient. In addition, live courses are often limited in the breadth of offerings and do not provide an automated method for tracking training completion. The effectiveness of these traditional methods, both from a business and compliance standpoint, is difficult to track and measure.

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

HEALTHSTREAM’S SOLUTIONS

HealthStream’s clinical workforce products, services, and operations are organized and managed under our One HealthStream approach. Through this One HealthStream approach, we collectively help healthcare organizations meet their ongoing learning, clinical development, credentialing, and scheduling needs. HealthStream’s solutions are provided to a wide range of customers within the healthcare industry. Increasingly, HealthStream’s solutions are powered by our hStream technology platform and the identity management functionality that is at the core of the platform, which is referred to as the hStream ID. The hStream ID facilitates interoperability by allowing an individual’s data to travel with them across applications and throughout their career. The hStream ID is beginning to allow HealthStream to design solutions that are specifically tailored to help the individuals who provide care do their job more efficiently and effectively and with a greater sense of engagement and satisfaction.

Our underlying solutions are comprised primarily of SaaS, subscription-based applications that are used by healthcare organizations to meet a broad range of their workforce development needs around learning, clinical development, credentialing, and scheduling. Nursing schools, nursing students, and other individual healthcare professionals are beginning to utilize our training and education solutions through our direct-to-student and professional career networks. Our numerous content libraries allow customers to subscribe to a wide array of courseware, which includes content from leading healthcare and nursing associations, medical and healthcare publishers, and other ecosystem partners. Our scheduling solutions provide customers with real-time visibility into clinical staff scheduling that enables them to optimize their workforce, reduce costs, and improve care. Our SaaS-based credentialing, privileging, and enrollment solution, CredentialStream, delivers an intuitive, modern user experience, evidence-based content, and curated data, all which provides healthcare organizations with tools to support the provider lifecycle management from recruiting, application submission, verification of licensure and other credentials, privileging, appointments by credentialing committees, enrollment, network, management, onboarding, and performance evaluations of providers.

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

BUSINESS ACQUISITIONS

As part of our overall growth strategy, we evaluate opportunities for mergers and acquisitions, and since 2023, we have completed four acquisitions. In October and November 2024, we acquired substantially all of the assets of Total Clinical Placement System ("TCPS") and The Clinical Hub, Inc. ("The Clinical Hub"), respectively. In October and December 2025, we acquired all of the outstanding equity of Virsys12, LLC ("Virsys12") and MissionCare Collective LLC ("MissionCare"), respectively. For additional information regarding acquisitions, please see Note 8 to the Consolidated Financial Statements included elsewhere in this report.

CUSTOMERS

We provide our solutions to customers across a broad range of individuals and entities within the healthcare industry, including private, not-for-profit, and government entities, as well as pharmaceutical and medical device companies and nursing schools and their students. We derive a substantial portion of our revenues from a relatively small number of customers that are healthcare providers. However, during the year ended December 31, 2025, no single customer accounted for 10 percent or more of our annual revenue.

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

COMPETITION

A number of companies offer competitive learning, scheduling, and credentialing solutions, some of which are focused on multiple industries and some of which are focused on the healthcare industry. We compete with companies such as Cornerstone OnDemand, Ultimate Kronos Group, Degreed, Oracle, SAP, Infor, Qgenda, Indeed, and Workday, which provide their services to multiple industries, including healthcare. We also compete with companies that are dedicated to, or have operating units focused on healthcare, such as Relias Learning, RLDatix, Symplr, Verisys, MD-Staff, AMN Healthcare, as well as with an array of smaller companies.

We believe our hStream technology platform, and the interoperability it enables, provides us a competitive advantage by facilitating education, training, assessment, engagement, scheduling, credentialing, privileging, validation, and development for healthcare professionals through a wide assortment of content, functionality, and applications. We also believe that our hStream platform technology is accelerating the scope and quality of our products, has the capability to connect medical staff credentialing with provider enrollment, and provide innovative predictive analytics, all of which we believe provide us with a competitive advantage. We believe that the principal competitive factors affecting the marketing of our solutions to the healthcare industry include:

•

our hStream technology platform, which combines SaaS-based capabilities and certain Platform-as-a-Service (PaaS) capabilities to help capture, track, manage, and report on activities, such as learning, performance, scheduling, credentialing, and privileging across various modalities, provides interoperability with external systems such as HRIS and other systems utilized by our customers;

•

scope and variety of technology solutions available, including, without limitation, learning and education, clinical, GRC, resuscitation, revenue cycle, talent management, scheduling, credentialing, and privileging solutions;

•	our 35+ years of singular focus on the healthcare industry and our deep healthcare expertise;

•	our ability to serve as the system of record for various healthcare workforce data;

•	scope and quality of professional services offered, including implementation, benchmarking, and training;

•	competitive pricing, which supports a return on investment to customers;

•	customer service and support;

•	mobility, security, uniqueness, and value of underlying data sets and embedded content;

•	effectiveness of sales and marketing efforts; and

•	company reputation.

We believe these factors provide us with the ability to improve the quality of healthcare by developing the people who deliver care in this workforce.

GOVERNMENT REGULATION OF THE INTERNET AND THE HEALTHCARE INDUSTRY

Regulation of the Internet and the Privacy and Security of Personal Information

We are subject to various legal requirements related to the Internet and the privacy and security of personal information, which legal requirements may change rapidly. The following are areas of law in this regard that are significant to our business:

•

Privacy and Security Laws. Federal, state, and foreign privacy and security laws and regulations governing the collection, use, retention, deletion, security, disclosure, and other processing of personal information limit our ability to collect information or use and disclose the information in our databases or that we derive from other sources to generate revenues. These laws and regulations are rapidly evolving and could have an adverse effect on our operations. For example, various states have passed privacy laws that restrict the use and disclosure of personal information, some of which were recently enacted and will be implemented over the course of 2026. Additional states are considering similar legislation, and privacy laws have been proposed at the federal level as well. We have expanded our business in recent years into new markets and jurisdictions (including foreign jurisdictions), which may subject our business to additional privacy and data protections laws and regulations, such as the Family Educational Rights and Privacy Act (FERPA), the Canadian Personal Information Protection and Electronic Documents Act, the New Zealand Privacy Act 2020, the Australia Privacy Act 1988, and the European Union’s General Data Protection Regulation. Many of the data privacy requirements in foreign jurisdictions are more stringent than those imposed by the U.S. federal and state governments. The significant differences among various privacy and security laws introduce complexity in our compliance efforts. It may be costly to implement measures (such as certain security requirements, contracting terms, assessments, and registrations with authorities) that are designed to comply with new legal requirements, changes to existing legal requirements, or legal requirements in jurisdictions into which we have recently expanded or are planning to expand. These laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. We may be audited or subject to an investigation by a federal, state, or foreign regulator regarding our compliance with privacy and security laws and regulations and may incur substantial costs as a result. If a court or other governmental authority determines the Company has failed to comply with such laws and regulations, the Company may become subject to penalties, and the Company’s business and reputation could be negatively impacted.

•

Content Regulation and Artificial Intelligence. Both foreign and domestic governments have adopted and proposed laws and regulations governing content and materials transmitted over the Internet. These include laws relating to obscenity, indecency, libel, and defamation. We could be liable if content we create, store, or deliver is determined to be in violation of these laws and regulations. In addition, various U.S. and foreign jurisdictions have enacted and/or are considering laws and regulations applicable to the use of AI/ML applications and tools, particularly on the use of AI/ML to facilitate healthcare, education, employment, or hiring decisions. Any failure to comply with those laws and regulations may result in the Company being subject to fines, penalties, or negative publicity.

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

Continuing Nursing Education (CNE). State nurse practice laws generally authorize boards of nursing to establish CNE requirements for professional nurses to maintain valid licensure, with requirements varying widely by state and typically reported bi-annually. Board certifications also require CNE hours, and failure to obtain requisite CNE could result in non-renewal of licenses or certifications. The American Nurses Credentialing Center (ANCC) Commission on Accreditation accredits organizations to award nursing continuing professional development (NCPD) credit, and ANCC NCPD credit for online activities is accepted by all state boards of nursing in the United States and its territories. Our HealthStream CNE Provider Unit is accredited as a provider of NCPD by ANCC and is also approved by the California Board of Registered Nursing and the Florida Board of Nursing.

Continuing Medical Education (CME). State licensing boards, professional organizations, and employers require physicians to certify that they have accumulated a minimum number of CME hours to maintain their licenses. Generally, each state’s medical practice laws authorize the state’s board of medicine to establish and track CME requirements. Medical licensing boards in most U.S. states and territories currently have CME requirements, and certain practice specialty boards also require CME. The failure to obtain the requisite amount and type of CME could result in non-renewal of the physician’s license to practice medicine and/or membership in a medical or practice specialty society. The American Medical Association (AMA) classifies CME activities as either Category 1, which includes formal CME activities, or Category 2, which includes self-designated credit for informal activities that meet certain requirements. Most boards of medical examiners nationwide that require CME participation specify AMA PRA Category 1 Credit. Only institutions and organizations accredited to provide CME can designate an activity for AMA PRA Category 1 Credit. The Accreditation Council for Continuing Medical Education (ACCME) is responsible for awarding accreditation status to state medical societies, medical schools, and other institutions and organizations that provide CME activities, typically for a national audience of physicians. State medical societies, operating under the aegis of the ACCME, accredit institutions and organizations that provide CME activities primarily for physicians within the state or bordering states. We are recognized as an accredited provider of CME for physicians by the ACCME.

Centers for Medicare & Medicaid Services (CMS) Quality Efforts. CMS is increasingly focused on arrangements, which generally aim to hold providers accountable for delivering efficient, high quality clinical care in part by tying provider reimbursement to patient outcomes or related measures. Through a number of public reporting programs, demonstration projects, pilot programs, and other initiatives, some voluntary and some mandatory, CMS has implemented value-based care programs for various provider-types, including hospitals, physician offices, nursing homes, home health providers, and dialysis facilities.

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

The U.S. Food and Drug Administration (FDA) and the Federal Trade Commission (FTC)

Current FDA and FTC rules, enforcement actions, and regulatory policies, and any future regulatory actions, rulemaking, or legislative changes by the FDA or FTC, could have a material adverse effect on our ability to provide existing or future applications or services to our end users or to obtain the necessary corporate sponsorship. The FDA regulates the form, content, and dissemination of labeling and promotional materials for prescription drugs and certain medical devices, and the FTC regulates advertising for over-the-counter drugs and other health-related products under Section 5 of the FTC Act, including online and social media promotion. Generally, regulated companies must limit their advertising and promotional materials to discussions of the FDA-approved indications and must present balanced information about the benefits and risks; failure to do so may subject the advertiser to administrative, civil, or criminal enforcement actions. We believe that banner advertisements, sponsorship links, and any educational programs we may present with our services, even if we lack independent editorial control over it, could subject us to FDA or FTC regulation, including recent FDA rules requiring clear, conspicuous, and neutral presentation of major risk information in direct-to-consumer advertisements. While the FDA and the FTC place the principal burden of compliance on the advertisers, if the FDA or FTC finds that any regulated information presented with our services violates applicable laws or policies, they may take regulatory action against us, the advertiser, or sponsor of that information. Future legislation could further change the regulatory landscape regarding the format and content of promotional information on the Internet.

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

At the current time, our compliance with environmental legal requirements, including legal requirements relating to climate change, does not have a material effect on our capital expenditures, financial results, or operations, and we did not incur material capital expenditures with respect to environmental matters during the year ended December 31, 2025. However, future environmental-related developments may impact us, including as a result of climate change and/or legal requirements associated with the transition to a lower carbon economy in a manner that we are currently unable to predict.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

To protect our proprietary rights, we rely generally on copyright, trademark, patent, and trade secret laws; confidentiality agreements, contracts, and procedures with employees, consultants and other third parties; contractual provisions in license agreements with consultants, vendors, and customers; and use measures designed to control access to our software, documentation, and other proprietary information. We own federal trademark and service mark registrations for several marks, including, without limitation “HEALTHSTREAM”, "HSTREAM", “HEALTHSTREAM LEARNING CENTER”, "CREDENTIALSTREAM", "JANE AI", “HEALTHSTREAM EPORTFOLIO”, “COMPLYQ”, and "MYCLINICALEXCHANGE". We also have obtained registration of the “HEALTHSTREAM” mark in certain other countries. Additionally, we hold a number of patents related to the solutions we provide. Applications for several trademarks and patents are currently pending. However, there can be no assurance that we will be successful in obtaining registration of trademarks and patents for which we have applied.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2025, the Company had 1,139 full-time and 21 part-time employees.

The Company operates under a hybrid work policy that allows employees to work remotely if they so choose and if the scope of their job duties is suitable for remote work. As of December 31, 2025, approximately 43% of employees worked within a commutable distance from the Company's offices, while the remaining 57% did not.

HealthStream’s culture is both exemplified and driven by our Constitution, which is a living document and the lens through which we endeavor to view and shape our actions. Our Constitution is comprised of the Company’s vision statement, values, and business principles. Upon being hired at HealthStream, each employee completes a course on our Constitution, which we view to be an important step in the engagement, development, and training of our employees. Our Constitution is available on our website on the Investor Relations page. This and other information on our website are not a part of this Annual Report on Form 10-K and are not incorporated by reference herein.

HealthStream is committed to recruiting, maintaining, and growing a diverse, equitable, and inclusive workforce that helps us live our Constitutional values as we strive to achieve positive results for our shareholders, employees, customers, and community. Our policies prohibit discrimination on the basis of age, gender, disability, race, color, ancestry, citizenship, religion, pregnancy, sexual orientation, gender identity or expression, national origin, veteran status, or any other basis prohibited by federal, state, and local law.

The labor market for personnel, including technical personnel, continues to be competitive. For additional information regarding risks related to the current competitive labor market, see Item 1A. Risk Factors — “We operate in a challenging market for talent and may fail to attract and retain qualified personnel, including key management personnel.”

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a brief summary of the business experience of each of the executive officers of the Company. Executive officers of the Company are elected by the Company's Board of Directors (the "Board of Directors" or, the "Board") and serve at the pleasure of the Board. The following table sets forth certain current information regarding the executive officers of the Company:

Name	Age	Position
Robert A. Frist, Jr.	58	Chief Executive Officer and Chairman of the Board of Directors
Michael M. Collier	50	Executive Vice President, Corporate Strategy, Development, and Operations
Trisha L. Coady	50	Executive Vice President, Workforce Development Solutions
Kevin O’Hara	56	Executive Vice President, Workforce Platform and Applications
Scott A. Roberts	49	Chief Financial Officer and Senior Vice President, Accounting and Finance
Jeffrey D. Cunningham	59	Chief Technology Officer and Senior Vice President
M. Scott McQuigg	58	Senior Vice President, Digital and Network Development
Jennifer H. LoPresto	53	Senior Vice President, Sales

Robert A. Frist, Jr., one of our co-founders, has served as our chief executive officer and chairman of the board of directors since 1990. Mr. Frist is the company’s chief operating decision maker. He graduated with a Bachelor of Science in Business with concentrations in Finance, Economics, and Marketing from Trinity University.

Michael M. Collier joined the Company in August 2011 as vice president and general counsel and shortly thereafter began serving as the vice president of business development and general counsel. He was promoted to senior vice president in July 2017 and then again in April 2022 to executive vice president, corporate strategy and development. In February 2025, Mr. Collier was promoted to executive vice president, corporate strategy, development, and operations. From August 2011 through the end of 2022, Mr. Collier also served as the Company’s Corporate Secretary. He graduated with both a Bachelor of Arts and Master of Arts in Philosophy and Religion from University of Tennessee-Knoxville and earned a Juris Doctorate (J.D.) from University of California, Berkeley – School of Law.

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

Jennifer H. LoPresto joined the Company in 2013 and has served in multiple leadership roles within the Company's sales force before being promoted to senior vice president of sales in January 2026. She earned a Bachelor of Science in International Business from Florida Atlantic University.

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

Risks Related to Our Business Model

We have been adversely impacted, and may continue to be adversely impacted, by unfavorable conditions and uncertainty in the healthcare industry and the U.S. economy more generally.

Macroeconomic conditions in the U.S. continue to be challenging in certain respects, driven by, among other things, persistent inflationary pressures, ongoing elevated interest rate levels, heightened geopolitical tensions, including as a result of ongoing conflicts abroad, and strained global trade relations. Continued global economic uncertainty, political conditions, and fiscal challenges in the U.S. and abroad, have, among other things, limited our ability to forecast future demand for our products and services, contributed to increased volatility in customer demand, and could constrain future access to capital for ourselves, our suppliers, customers, and partners. While inflationary conditions have decreased in comparison to recent periods, we believe that many of our customers have experienced increased labor, supply chain, capital, and other expenditures associated with recent inflationary pressures.

We sell our products and services to large, mid-sized, and small organizations whose businesses fluctuate based on general economic and business conditions. As such, our operating results are impacted by the level of demand for our solutions by healthcare organizations and the impact of changes in our industry or the economy on us or our clients. For example, we have recently experienced a decrease in demand for certain of our solutions, such as health equity and belonging content, that may be viewed as a more elective type of offering by some of our customers. In addition, a portion of our revenue is attributable to the number of users of our products at our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions cause our clients and potential clients to freeze or reduce their headcount or operations, demand for our products may be negatively affected. Moreover, current economic conditions and uncertainty have resulted in and may continue to result in overall reductions in spending by some healthcare providers as well as pressure from some clients and potential clients for extended payment terms. If current economic conditions deteriorate, our clients and potential clients may elect to decrease their budgets for our solutions by deferring or reconsidering purchases or could file for bankruptcy, which has occurred from time to time. Such budget decreases or bankruptcy filings would limit our ability to grow our business and negatively affect our operating results.

Economic, regulatory, policy, or other recent developments that adversely or disproportionately impact the healthcare industry may reduce spending on information technology by healthcare organizations and otherwise adversely affect our customer base and financial results. Healthcare organizations continue to face labor shortages, elevated wage and operating costs, and ongoing downward pressures on and uncertainty regarding reimbursement levels. Furthermore, the margins of many healthcare providers are modest, and potential decreases in reimbursement for healthcare costs – whether due to federal or state budgetary constraints, deficit and spending reduction initiatives, reduction or elimination of programs such as the 340B Drug Pricing Program, reduction of insurance coverage readily available to individuals, or changes to Medicare and/or Medicaid policy – may reduce the overall solvency of our customers or cause further deterioration in their financial or business condition.

In addition, U.S. trade policy remains subject to legal, regulatory, and political uncertainty, which could adversely affect our customers’ costs and demand for our solutions. Although the U.S. Supreme Court on February 20, 2026 invalidated certain tariffs previously imposed by the current administration, the administration or Congress may adopt new trade measures, including tariffs, duties, or other import restrictions. Any such actions affecting imported medical equipment, technology components, or other healthcare-related infrastructure could increase costs for healthcare organizations, which may reduce demand for our products and adversely impact our financial results.

Legislation and administrative actions at the federal and state levels may impact the funding for, or the structure of, government health and human services programs, including Medicare and Medicaid, which represent significant payor sources for our customers. For example, the federal budget reconciliation legislation enacted on July 4, 2025, includes significant policy changes that may adversely impact healthcare provider organizations, including changes that are expected to decrease access to health insurance and result in significant cuts to federal healthcare spending, particularly within the Medicaid program. In addition, budget deficits at the federal level and within some state government entities have had, and may continue to have, a negative impact on spending for health and human services programs. We anticipate that budgetary deficits, increasing governmental healthcare expenditures and other factors will continue to place pressure on government healthcare programs. Any actual or potential reductions in government healthcare spending or reduction to readily available health insurance coverage for individuals could result in reduced demand for our products or heightened pricing pressure.

Further, there is ongoing uncertainty regarding the possible impacts of a failure to increase the “debt ceiling” and any possible U.S. governmental default on its debt. Pressures on and uncertainty surrounding the U.S. federal and state annual appropriations, lapses in appropriations, holds on congressionally authorized spending, or interruptions in the distribution of governmental funds, or any shutdown of the federal government, could adversely affect our financial results due to the reliance of many of our customers on payments from third-party healthcare payors, including Medicare, Medicaid, and other government-sponsored programs.

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

Our business strategy includes increasing our market share and presence through sales to new customers, additional sales to existing customers, introductions of new products and services, participation in our ecosystem, interoperability and integration with our platform, and maintaining strong relationships with our existing customers. Risks that we may encounter in executing our growth strategy include:

•	expenses, delays, and difficulties in identifying and developing new products, capabilities, or services and integrating such new products or services into our existing organization;

•	inability to leverage or evolve our customer and partner facing technology platform and applications;

•	inability to leverage our operational and financial systems and processes sufficiently to support our growth;

•	inability to generate sufficient revenue from our products to offset investment costs;

•	inability to effectively identify, manage, and benefit from existing and emerging market opportunities;

•	inability to maintain our existing customer relationships;

•	inability to identify, attract, and retain partners;

•	inability to maintain our corporate culture;

•	increased competition from new and existing competitors;

•	lengthy sales cycles, or customers delaying purchasing decisions or payments due to economic conditions;

•	reduced spending by customers within our target markets;

•	the loss of a significant customer, including through acquisitions or consolidations;

•	a negative change in the financial condition or creditworthiness of our customers;

•	failure of the market for our products and services to grow to a sufficient size or at a sufficient rate; and

•	inability to hire sufficient number of qualified employees to execute and support the growth of the Company.

If any of these risks are realized, our business, and our competitive position in the industry, could suffer.

In addition, our ability to effectively execute on our One HealthStream strategy is dependent upon various factors, including our ability to achieve anticipated operational efficiencies and to effectively implement the operational changes associated with this strategy without adversely impacting the services we provide. In the event that we are unable to effectively execute on this strategy, our business and financial results may be adversely affected.

The development and use of AI or the failure to adequately or appropriately develop and use AI, including generative AI and agentic AI, may result in reputational harm, liability, and adverse financial results, and could impact our value proposition.

We are investing in AI, including generative AI and agentic AI technologies, in certain aspects of our products, services, and internal operations. AI technology and services are a highly competitive and rapidly evolving market. If we are unable to successfully innovate, compete effectively, or differentiate our AI-enabled offerings relative to competitors, or if competitors or customers deploy AI technologies more rapidly or effectively than we do, our market position could be adversely affected.

AI-powered features may produce inaccurate, biased, or unexpected outputs, and may not perform as anticipated. While we are taking a deliberate and measured approach to the development and deployment of AI-enabled features, we cannot guarantee that these measures will prevent all errors, biases, or undesirable outcomes. If AI-enabled features or tools embedded in our offerings generate flawed or misleading results, or are perceived as doing so, customers may lose confidence in our products, which could negatively impact our brand and expose us to contractual, regulatory, or reputational risk.

As our use of AI technologies grows, we may face increased risks of or susceptibility to cyberattacks or security threats. As AI technologies develop rapidly, threat actors are using these technologies to create new sophisticated attack methods that are increasingly automated, targeted, and coordinated and more difficult to defend against. The use of AI often requires large volumes of data, including customer data or proprietary information, and may involve reliance on third-party models, infrastructure, or data sources. These factors may increase the risk of unauthorized access to, or inadvertent disclosure or misuse of, confidential or proprietary information. Any actual or perceived failure to safeguard data or maintain appropriate controls could result in regulatory scrutiny, litigation, contractual liability, or harm to our reputation.

The legal and regulatory environment relating to AI is evolving and remains uncertain. Although the United States has not adopted a comprehensive federal AI law, the evolving AI regulatory environment may, among other impacts, result in inconsistencies among AI regulations and frameworks across jurisdictions; increase our compliance, governance, and research and development costs; increase our exposure to claims related to our AI models; and increase liability related to the use of AI by our customers or users that are beyond our control. While we believe we are taking a responsible approach to the development and use of AI, there can be no guarantee that current or future AI regulations will not adversely impact us or conflict with our approach to AI, including affecting our ability to make our AI offerings available without costly changes, delaying or halting development of AI offerings, requiring us to change our AI development practices, monetization strategies, and/or indemnity protections, and subjecting us to additional compliance requirements, regulatory action, competitive harm, reputational harm, and/or legal liability.

We may also be required to invest significant resources to develop, acquire, integrate, and maintain AI capabilities, including investments in computing infrastructure, data management, security controls, governance processes, and specialized personnel. Given the rapid and uncertain pace at which AI is evolving, the costs associated with AI-related investments may be difficult to forecast and may have a negative impact on our financial results. Conversely, if we are unable to make adequate investments related to AI or unable to make them in a timely manner, our financial results and competitive position in the market may be adversely impacted. There are also significant risks involved in the development and deploying of AI, and there can be no assurance that AI-related investments will enhance our products or services or be beneficial to our business, including efficiency or profitability. If we are unable to effectively manage the risks associated with investing in the development, use, and integration of AI technologies, our business, results of operations, financial condition, and reputation could be materially adversely affected. Additionally, our ability to develop and efficiently deploy AI/ML depends on access to specific third-party equipment and other physical infrastructure, such as processing hardware and network capacity, where the availability and pricing of such infrastructure is outside of our control, especially in a highly competitive environment.

A deterioration of public health conditions associated with a future pandemic, epidemic, or public health event, or a future catastrophic event, could adversely affect our business and financial results.

We face a wide variety of risks related to the emergence and effects of potential future epidemics, pandemics, outbreaks of infectious disease or other public health crises. Our primary customers are healthcare organizations, which are particularly vulnerable to the health and economic effects of public health conditions. The potential impact of a future public health crisis on our customers could, in turn, adversely impact our business, including in a similar or more extensive manner to how our business was adversely impacted by COVID-19. It is difficult to predict how and when a future public health crisis may evolve, and we may not be able to predict or effectively respond to any such future developments. If a new public health crisis emerges or if public health conditions in the United States significantly deteriorate, our business and financial results could be adversely affected.

Our business could also be adversely impacted by catastrophic events (particularly in areas where we have office locations and/or where we have network infrastructure), such as fires, earthquakes, hurricanes, natural disasters, social or civil unrest, military conflicts (such as the war in the Ukraine or ongoing conflicts and instability in the Middle East), geographic instability, terrorist attacks, or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise).

We may be unable to effectively identify, complete, or integrate the operations of acquisitions, joint ventures, collaborative arrangements, or other strategic investments, which would inhibit our ability to execute upon our growth strategy.

As part of our growth strategy, we actively review possible acquisitions, joint ventures, collaborative arrangements, or strategic investments that complement or enhance our business. For example, in 2025, we completed the acquisitions of Virsys12 and MissionCare. However, we may be unable to source or complete future acquisitions, joint ventures, collaborative arrangements, or other strategic investments on acceptable terms or at all. In addition, if we finance acquisitions, joint ventures, collaborative arrangements, or other strategic initiatives by issuing equity securities, our existing shareholders may be diluted, which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions, joint ventures, collaborative arrangements, or strategic investments, our performance or prospects may be seriously harmed. Risks that we may encounter in implementing our acquisition, joint venture, collaborative arrangement, or strategic investment strategies include:

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

The period from our initial contact with a potential customer and such customer’s first purchase of our solutions typically ranges from three to nine months, and in some cases may be significantly longer. Sales of additional solutions to existing customers may also experience sales cycles ranging from three to nine months, or longer. The range in the sales cycle can be impacted by multiple factors, including customer size, funding uncertainty, an increasing trend towards more formal request for proposal processes and more competition within our industry, increased customer-driven security assessments, as well as formal budget timelines which impact timing of purchases by target customers. New products, including those that may compete with or replace our former product offerings, tend to have a longer and more unpredictable revenue ramp period because of varying customer adoption rates. As a result of these factors, our ability to accurately predict the timing and type of initial sales may be limited. Moreover, while the revenue we receive from particular products and services in our subscription business may be predictable during the term of the applicable contract, the performance of our subscription business may become more subject to fluctuations between quarterly periods as our solution offerings are increasingly diversified and become more sophisticated. Certain professional services contracts are subject to the customers’ involvement in the provision of the product or service. The timing and magnitude of these product and service contracts may vary widely from quarter to quarter and year to year, and thus may affect our ability to accurately forecast our financial performance. In addition, some products can require significant implementation lead times and resources and may require a higher level of change management efforts from our clients, which may also limit our ability to accurately predict our financial performance. Additionally, our ability to accurately predict our financial performance may be further limited as we expand our revenue generating model such that third parties may pay network connection fees based on sales they make.

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

Additional information regarding the risks associated our use of AI, including regulatory, operational, and reputational risks, is included in Section 1A – Risk Factor “The development and use of AI or the failure to adequately or appropriately develop and use AI, including generative AI and agentic AI, may result in reputational harm, liability, and adverse financial results, and could impact our value proposition.”

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

We derive a substantial portion of our revenues from a relatively small number of customers. A termination or material modification of our agreements with any of our significant customers or a failure of these customers to renew their contracts on favorable terms, or at all, could have an adverse effect on our business. However, during the years ended December 31, 2025, 2024, and 2023, no single customer accounted for 10 percent or more of our annual revenue.

A significant portion of our business is subject to renewal. Therefore, renewals have a significant impact on our revenue and operating results.

For the year ended December 31, 2025, approximately 97% of our net revenue was derived from SaaS-based subscriptions and software licensing agreements. Our product and service contracts typically range from one to five years in length, and customers are not obligated to renew their contract with us after their contract term expires; in fact, some customers have elected not to renew their contract, and we believe is heightened as a result of current conditions and instability impacting the healthcare industry. In addition, our customers may renew at a lower price or volume level. Our customers’ renewals may decline or fluctuate as a result of a number of factors, including but not limited to, their dissatisfaction with our service, a dissipation or cessation of their need for one or more of our products or services, pricing, or competitive product offerings. If we are unable to renew a substantial portion of the contracts that are up for renewal or maintain our pricing, our results of operations and financial condition could be adversely affected.

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

During the year ended December 31, 2025, we recognized approximately 97% of our revenue from customers over the terms of their subscription or software licensing agreements, which generally have contract terms ranging from one to five years. As a result, much of the revenue we report in each quarter is related to subscription or licensing agreements entered into during previous quarters. Consequently, a decline in new or renewed subscription or licensing agreements in any one quarter will not necessarily be reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure in a timely manner, or at all, to reflect this reduced revenue. Accordingly, the effect of significant downturns in new sales, renewals, and market acceptance of our products and services may not be reflected in our results of operations until future periods. Additionally, our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Moreover, as noted above, we generally have contract terms ranging from one to five years, and the fees payable under a majority of contracts were often determined without reference to any increases in the consumer price index or similar inflation-related metric over the term of such contract, although we commenced implementing such provisions in certain contracts entered into beginning in 2024. As such, particularly for longer term contracts, we have been, and may continue to be, adversely impacted by inflationary pressures given that the fees that we are receiving during the outstanding term of such contracts will not be impacted by general price increases resulting from inflation whereas such inflationary conditions may increase the amount of labor, capital, and other expenditures we incur in connection with the operation of our business.

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

At December 31, 2025, we had approximately $57.0 million in cash, cash equivalents, and marketable securities. We also have up to $50.0 million of availability under our revolving credit facility, subject to certain covenants and minimum liquidity requirements, which expires in October 2026.

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

We may be affected by public policy developments and other changes and uncertainty in the healthcare industry that impact us and our clients.

Our clients are concentrated in the healthcare industry, which is has been and continues to be impacted by healthcare reform effects at the federal and state levels. Many recent changes have been aimed at reducing costs and government spending and decreasing access to health insurance. For example, the federal budget reconciliation legislation enacted on July 4, 2025, known as the One Big Beautiful Bill Act (OBBBA), includes several healthcare policy changes that are expected to decrease access to health insurance.

In addition, the Medicare and Medicaid programs are subject to change, including as a result of legislation and administrative actions. For example, the OBBBA is expected to result in Medicaid spending reductions and changes in administration of state Medicaid programs. Changes in governmental administration, including changes in agency structures and staffing, such as reduction or elimination of personnel and agencies, may also result in changes to established rulemaking conventions and timelines, including for regularly issued reimbursement rules, among other effects.

Further, changes in health care laws and insurance coverage may adversely affect our clients and, in turn, our business. For example, the expiration of the enhanced premium tax credits at the end of 2025 absent further legislative action could reduce insurance coverage, increase the number of uninsured or underinsured individuals, and increase uncompensated care, placing financial pressure on healthcare providers. As a result, our customers may reduce spending, delay, or curtail technology investments, or extend purchasing cycles, which could materially and adversely affect our business, financial condition, and results of operations.

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

In addition, our future success will depend on our ability to attract, train, motivate, and retain other highly skilled technical, managerial, marketing, sales, and customer support personnel. We continue to face competition for certain personnel, especially for software developers, web designers, user experience and interaction designers, and sales personnel, and we may be unable to successfully attract sufficiently qualified personnel where needed. Additionally, current competitive labor market conditions have increased, and may continue to increase, our labor costs as well as the difficulty of hiring and retaining qualified personnel where needed. We have experienced in the past, and continue to experience, difficulty hiring qualified personnel in a timely manner for certain positions, and we may not be able to fill certain positions in desired geographic areas or at all. The pool of qualified technical personnel, in particular, is limited. Moreover, recent changes in immigration regulation and enforcement in the United States under the current presidential administration, including in connection with the H-1B visa program, could decrease the pool of candidates with legal work authorizations, cause disruptions in the workforce for companies such as ours, and increase the cost, time and requirements for us to hire new personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have and some of these companies may offer more lucrative compensation packages. We anticipate needing to continue to maintain or increase the size of our staff to support our anticipated growth, without compromising the quality of our offerings or customer service. Our inability to locate, attract, hire, integrate, and retain qualified personnel in sufficient numbers may reduce the quality of our services and impair our ability to grow and adversely impact our financial performance.

Further, the market for personnel with expertise in AI/ML is highly competitive and evolving rapidly. Demand for individuals with these skills exceeds supply, particularly for personnel who also possess industry-specific experience. Our ability to develop, implement, maintain, and govern AI/ML depends in part on attracting and retaining qualified personnel. If we are unable to recruit or retain personnel with the requisite expertise in AI/ML, or if the cost of recruiting or retaining such personnel is unduly high, our AI/ML initiatives may be delayed, limited in scope, or implemented inconsistently.

A significant portion of our workforce has been working remotely since 2020 and we expect a significant portion to continue working remotely under our hybrid workplace model. If we are unable to effectively maintain this hybrid work environment long-term, then we may experience increased attrition, a less cohesive workforce, reduced performance, and less innovation, which may adversely impact our business and financial results.

We may not be able to implement or upgrade our technology infrastructure and initiatives to effectively meet demand for our services or our operational needs.

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

The performance of our information systems is critical to our business operations. An unexpected event (including but not limited to a cyber-security incident, such as a ransomware attack, denial-of-service attack, security compromise, or other attempts to misappropriate our confidential information; telecommunications failure; vandalism; fire; earthquake; public health crisis; or other catastrophic loss) at or impacting our Internet service providers’ facilities, our on-site data center facilities, or our public-cloud infrastructure providers, could cause the loss of critical data and prevent us from offering our products and services for an unknown period of time. Although we have taken measures intended to prevent potential problems that could affect our information systems, our or a third party's disaster recovery planning cannot account for all eventualities, or may be insufficient to mitigate against or recover from any of these events. We also may incur increased operating expenses to recover data, including ransom payments made to cyber-attackers, repair or remediate systems, equipment or facilities, and to protect ourselves from such disruptions. In addition, we may encounter challenges as a result of reliance on remote work environments. For example, the daily activities and productivity of our workforce is tied to key vendors, such as video conference services, consistently delivering their services without material disruption. Our ability to deliver information using the Internet and to operate in a remote working environment may be impaired because of infrastructure failures, service outages at third party Internet providers, malicious attacks or other factors. System downtime could negatively affect our reputation and ability to sell our products and services and may expose us to significant third-party claims. Our cyber liability and business interruption insurance may not adequately compensate us for losses that may occur and may exclude certain types of claims or otherwise be insufficient to cover all losses. In addition, we rely on third parties to securely store our archived data, house our infrastructure and network systems, and connect us to the Internet.

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

In addition, there are a variety of other national, foreign, and international laws and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer, and other processing of personal data, including, but not limited to: the European Union’s General Data Protection Regulation (GDPR), the United Kingdom's General Data Protection Regulation, Canada's Personal Information Protection and Electronic Documents Act (PIPEDA), FERPA, Australia's Privacy Act 1988, and New Zealand's Privacy Act 2020. In addition, many states have passed consumer data privacy laws, and federal lawmakers have proposed additional legislation. The laws and regulations to which we are subject are rapidly evolving and changing and could have an adverse effect on our operations. The obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by government authorities and regulators. Further, enforcement actions under these laws are increasing. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, affect our customers’ willingness to permit us to use and store personal data and sensitive information, prevent us from selling our products or services, and/or affect our ability to invest in or jointly develop products. We may be exposed to litigation, including through private rights of action, regulatory fines, penalties, or other sanctions and damage to our reputation if the personal, confidential, or proprietary information of our customers is not handled in compliance with these laws or is otherwise mishandled or misused by us or any of our suppliers, ecosystem partners, counterparties, or other third parties, or if such third parties do not have appropriate controls in place to protect such personal, confidential, or proprietary information.

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

Further, the legal, regulatory and ethical framework with respect to AI/ML is evolving and remains uncertain. We expect that additional laws, regulations, and policies will be enacted, and existing laws and regulations may be interpreted in new ways, which could affect our operations. Further, there is additional uncertainty in the effectiveness of state AI/ML laws given the Executive Order issued on December 11, 2025, entitled “Ensuring a National Policy Framework for Artificial Intelligence,” which directs federal regulators to challenge and preempt state laws that the administration views as obstructive to AI/ML innovation. If we are unable to use AI/ML as the result of such laws and regulations, regulators restrict our ability to use AI/ML for certain purposes, or our confidential information becomes part of a dataset that is accessible by other third-party AI/ML applications and uses, it could make our business less efficient, result in competitive disadvantages, increase our operating costs, hinder our ability to provide services, and subject us to potential liabilities. In addition, to the extent we use, may use or permit the data we create, receive, maintain, and transmit to be used by any AI/ML platforms, we may be subject to additional risks under data privacy and other laws and regulations. Moreover, the cost to comply with applicable laws and regulations could be significant and could adversely affect us. Further, any failure or perceived failure by us, or our employees, partners, suppliers or agents, to comply with AI/ML laws and regulations could result in proceedings, investigations or actions against us by individuals, consumer rights groups, government agencies, or others. In addition, AI/ML technologies are rapidly changing and present evolving legal, regulatory, and ethical issues, including claims of bias, discrimination, a perceived lack of transparency, as well as sometimes unpredictable behaviors or improper use of copyrighted or other protected material, any of which could expose us or our customers to reputational or legal risk and inhibit our use of AI/ML technologies. While the ultimate impact of regulatory and legal risks associated with AI/ML is not fully known, if any of these events were to occur, our business, results of operations, and financial condition could be adversely affected.

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

There has been substantial litigation in the software services and healthcare technology industries regarding intellectual property assets, particularly patents and increasingly with regard to the use of AI in relation to intellectual property assets. Third parties may claim infringement by us with respect to current and future products, trademarks, or other proprietary rights, and we may counterclaim against such third parties in such actions. Any such claims or counterclaims could be time-consuming, result in costly litigation, divert management’s attention, cause product release delays, require us to redesign our products, restrict our use of the intellectual property subject to such claim, or require us to enter into royalty or licensing agreements, any of which could have an adverse effect upon our business, financial condition, and operating results. Such royalty and licensing agreements may not be available on terms acceptable to us, if at all.

We may be liable for infringing the intellectual property rights of others.

Intellectual property infringement claims could be made against us and our ecosystem partners, especially as the number of our competitors grows. These claims, even if not meritorious, could be expensive and divert our attention from operating our company and result in a temporary inability to use the intellectual property subject to such claim. In addition, if we, our ecosystem partners, and/or our customers become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and develop comparable non-infringing intellectual property, to obtain a license, or to cease providing the content or services that contain the infringing intellectual property, which may result in negative publicity, harm to our reputation, or an adverse effect on our results of operations. We may be unable to develop non-infringing intellectual property or obtain a license on commercially reasonable terms, if at all.

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

•

unrest and/or changes in a specific country’s or region’s social, political, legal, health, or economic conditions or other geopolitical developments (such as developments arising from the ongoing conflict between Russia and Ukraine, ongoing and increasing tensions between China and Taiwan, and ongoing conflicts and tensions in the Middle East);

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

Tennessee corporate law and our charter and bylaws contain provisions that could delay, defer, or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. These provisions in our organizational documents:

•

authorize us to issue "blank check" preferred stock, which is preferred stock that can be created and issued by the Board, without prior shareholder approval, with rights senior to those of common stock;

•	provide for a staggered Board comprised of three classes such that it would take three successive annual meetings to replace all directors;

•	prohibit shareholder action by written consent;

•	do not provide shareholders with the right to call a special shareholders meeting; and

•	establish advance notice requirements for submitting nominations for election to the Board and for proposing matters that can be acted upon by shareholders at a meeting.

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

Our payment of dividends, as well as the rate at which we pay dividends, is subject to the discretion of our Board and compliance with applicable legal requirements and our credit agreement, and our Board retains the power to modify, suspend, or cancel our dividend policy in any manner and at any time that our board may deem necessary or appropriate.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management Program

The Company’s cybersecurity risk management program, aligned with the National Institute of Standards and Technology Cybersecurity Framework (CSF) domains and HITRUST CSF, is designed to employ industry best practices, including ongoing review and enhancement of governance, risk, and compliance management, regular updates to our response planning and protocols, security policy and standards maintenance, and new technology implementation, including with respect to AI/ML technologies, designed to proactively monitor vulnerabilities and reduce risk, including processes designed to identify material cybersecurity risks associated with our use of third-party service providers. This program includes the engagement of consulting firms and other third parties.

A key component of our cybersecurity risk management program is our incident response policy, which provides for evaluation, response, and reporting procedures in connection with a cybersecurity incident. Under this policy, we have established an incident response team (IRT), a multi-disciplinary management-level team led by the Company’s Chief Technology Officer (CTO) and comprised of the Company’s Chief Executive Officer (CEO), General Counsel/Compliance Officer, Chief Financial Officer, and EVP, Corporate Strategy, Development, and Operations. The policy provides that the IRT will conduct an initial assessment in the event of a cybersecurity incident meeting certain criteria elevated for the review of the IRT. In such event, the policy provides that the IRT will assess whether a cybersecurity incident has the potential to materially impact the Company and whether public disclosure is required or advisable in connection therewith, and further provides that, if appropriate, any such cybersecurity incident may be further elevated for the review of senior management, the Audit Committee, and/or the Board of Directors.

The Company maintains cyber liability insurance to help mitigate potential liabilities resulting from cybersecurity matters. While we maintain cybersecurity insurance, such insurance may not adequately compensate us for losses that may occur and may exclude certain types of claims or otherwise be insufficient to cover all losses. We do not believe that any risks we have identified to date, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, despite our security measures, there is no assurance that we or the third parties with which we interact have not identified or experienced, or will not experience, a cybersecurity incident in the future that will materially affect us. For additional information regarding the risks to us associated with cybersecurity incidents, see “A data breach or cybersecurity incident could result in a loss of confidential data, give rise to remediation and other expenses, expose us to liability, subject us to litigation and governmental inquiries and actions, damage our reputation, and otherwise adversely impact our financial results and business” included in Part I, Item 1A of this Form 10-K.

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

As part of its board-level risk oversight responsibilities, the Audit Committee provides oversight of the Company’s privacy, data, cyber security, and information security risk exposures, including risks associated with the use of artificial intelligence (“AI”). The Company evaluates AI-related initiatives within its existing risk management, information security, and data governance processes, applying controls and review procedures designed to promote responsible use, protect sensitive information, and support compliance with applicable laws, regulations, and contractual obligations.

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

Item 2. Properties

Our principal office is located in Nashville, Tennessee, which is primarily used to support our corporate functions. Our lease for approximately 92,000 square feet at this location will end in October 2031. During the first quarter of 2025, we entered into an agreement to sublease 66,000 square feet at this location, which sublease commenced in April 2025 and will expire in October 2031. As of December 31, 2025, we leased other facilities in Brentwood, Tennessee, San Diego, California, and St. Petersburg, Florida which all expire in 2026 and are not expected to be renewed.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “HSTM”. Our common stock began trading on the Nasdaq National Market on April 14, 2000.

As of February 13, 2026, the Company had a total of 24,458 shareholders, including 1,181 registered holders and 23,277 beneficial holders.

DIVIDEND POLICY

On February 20, 2023, our Board approved a quarterly dividend policy (the "Dividend Policy"). During the year ended December 31, 2025, the Board authorized the following quarterly dividends under the Dividend Policy:

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
March 21, 2025	February 24, 2025	$0.031	March 10, 2025	$944,000
May 30, 2025	May 5, 2025	0.031	May 19, 2025	946,000
August 29, 2025	August 4, 2025	0.031	August 18, 2025	919,000
November 28, 2025	November 3, 2025	0.031	November 17, 2025	920,000
Total dividends		$0.124		$3,729,000

Additionally, as previously announced, on February 23, 2026, the Board approved a quarterly cash dividend of $0.035 per share, representing an increase of 12.9 percent (12.9%) over the previous quarter's dividend payment, payable on March 20, 2026 to holders of record on March 9, 2026.

The Dividend Policy and the declaration and payment of each quarterly cash dividend will be subject to our board’s continuing determination that the policy and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with applicable law and our credit agreement. Our board retains the power to modify, suspend, or cancel the dividend policy in any manner and at any time that our board may deem necessary or appropriate.

STOCK PERFORMANCE GRAPH

The graph below matches HealthStream, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the Dow Jones US Software TSM index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025.

The comparisons in the graph below are based on historical data and are not necessarily indicative of future performance of our common stock.

	12/20	12/21	12/22	12/23	12/24	12/25

HealthStream, Inc.	$100.00	$120.70	$113.74	$124.27	$146.79	$106.97
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
Dow Jones US Software TSM	100.00	131.75	88.04	140.24	165.18	180.42

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

RECENT SALES OF UNREGISTERED SECURITIES

On December 15, 2025, as partial consideration for the acquisition of MissionCare, we issued 165,684 shares of common stock, valued at $4.0 million, to an equity holder of MissionCare at the closing of such acquisition. The shares were issued in reliance upon the exemptions from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder. We relied on this exemption from registration based, in part, on the nature of the issuance and representations made by the equity holder of MissionCare receiving such shares.

ISSUER PURCHASES OF EQUITY SECURITIES

On May 8, 2025, the Company’s Board approved a share repurchase program (the "May 2025 Program"), under which the Company was authorized to repurchase up to $25.0 million of outstanding shares of common stock. Pursuant to the May 2025 Program, the Company was authorized to make repurchases in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. The terms of the May 2025 Program provided that it would terminate on the earlier of May 31, 2026, or when the maximum dollar amount under the program had been expended. During the year ended December 31, 2025, the Company repurchased 905,786 shares of common stock at an aggregate fair value of $25.0 million under the May 2025 Program, reflecting an average price per share of $27.60 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). The May 2025 Program ended in July 2025 when the maximum dollar amount under this program was expended.

On November 11, 2025, the Board approved a new share repurchase program (the "November 2025 Program") under which the Company was authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company was authorized to make repurchases in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. The terms of the November 2025 Program provided that it would terminate on the earlier of February 26, 2026, or when the maximum dollar amount has been expended. During the year ended December 31, 2025, the Company repurchased 205,804 shares of common stock at an aggregate fair value of $5.0 million under the November 2025 Program, reflecting an average price per share of $24.29 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). The Company continued to repurchase shares pursuant to the November 2025 Program in the first quarter of 2026, completing the program in January by repurchasing 222,978 additional shares valued at $5.0 million. The November 2025 Program terminated in January 2026 when the maximum dollar amount was expended.

Share repurchases during the three months ended December 31, 2025 (all of which repurchases were made pursuant to the November 2025 Program) were as follows:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (October 1 - October 31)	—	$—	—	$—
Month #2 (November 1 - November 30)	101,409	24.65	101,409	7,500,036
Month #3 (December 1 - December 31)	104,395	23.95	104,395	5,000,075
Total	205,804	$24.29	205,804	$5,000,075

(1) The weighted average price paid per share of common stock does not include the cost of broker commissions or the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022.

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

The following discussion addresses our 2025 and 2024 results and year-to-year comparisons between 2025 and 2024. A discussion of year-to-year comparisons between 2024 and 2023 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025, under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As HealthStream's business continues to evolve, we remain solely dedicated to the healthcare market, and our primary customers continue to be healthcare organizations across the continuum of care and other participants in the healthcare industry, such as nursing schools and nursing students, whether through our enterprise applications or our emerging career networks.

Revenues for the year ended December 31, 2025 were $304.1 million, compared to $291.6 million for the year ended December 31, 2024, an increase of 4%. The contributions to growth were $13.3 million in subscription revenues, partially offset by a decrease of $0.9 million in professional services revenues. Subscription revenue increases resulted from growth in several products, including Competency Suite, CredentialStream, and ShiftWizard, coupled with contributions from our recent acquisitions (Virsys12 and MissionCare), but were partially offset by declines in our legacy credentialing, scheduling, and content program solutions. Operating income decreased by 5% to $20.2 million for 2025, compared to $21.3 million for 2024. Net income decreased to $18.3 million for 2025, compared to $20.0 million for 2024. Earnings per share were $0.61 per share (diluted) for 2025, compared to $0.66 per share (diluted) for 2024.

During 2025, we completed two acquisitions: the acquisition of Virsys12, which was completed in October 2025 for a cash purchase price of $11.4 million and contingent consideration of up to $4.0 million, and the acquisition of MissionCare, which was completed in December 2025 for a cash purchase price of $24.6 million in cash payable at closing (subject to a post-closing working capital adjustment), $4.0 million in shares of HealthStream common stock issued at closing in a private placement, and contingent cash consideration of up to $10.0 million. In addition, during 2025, the Company paid $3.7 million in cash dividends and made $30.0 million of share repurchases pursuant to our share repurchase programs. Also, during the first quarter of 2025, we entered into an agreement to sublease a portion of our office space in the Capitol View building in Nashville, Tennessee to optimize our workforce performance to deliver positive results for customers, employees, and shareholders, which commenced in April 2025 and will expire in October 2031. Additionally, in December 2025, Robert A. Frist, Jr., our chief executive officer, contributed $3.8 million of his personally owned HealthStream stock to the Company in order to facilitate the grant of 146,286 shares of common stock to over 700 employees under our 2022 Omnibus Incentive Plan, which resulted in a corresponding $3.8 million charge for stock-based compensation and related expenses and employer payroll taxes during the three months ended December 31, 2025. Moreover, as of December 31, 2025, the Company had cash, cash equivalents, and marketable securities of $57.0 million, and the Company maintained full availability under its $50.0 million revolving credit facility, which expires in October 2026.

MACROECONOMIC AND INDUSTRY DEVELOPMENTS

Macroeconomic and other conditions in the United States that directly or indirectly impact the healthcare industry are challenging in certain respects and may become more challenging based on recent and contemplated changes to various policies and regulations. While healthcare costs continue to grow, government cuts or reimbursement rate reductions to funding for healthcare organizations, the impact of tariffs on goods and services utilized by healthcare provider organizations, as well as uncertainty surrounding potential policy, regulatory, and economic shifts, continue to be challenging for our healthcare customers. In particular, the federal budget reconciliation legislation enacted on July 4, 2025 includes significant policy changes that may adversely impact healthcare provider organizations, including changes that are expected to decrease access to health insurance and result in significant cuts to federal healthcare spending, particularly within the Medicaid program. We believe that these challenges and uncertainties, particularly among healthcare provider organizations with patient populations more dependent on government-funded reimbursement, have caused, and may continue to cause, some delays in purchasing and non-renewals of our products and services, particularly in relation to elective or non-mandatory products and services.

Macroeconomic challenges also persist in the United States in terms of inflationary pressures, ongoing elevated interest rate levels, heightened geopolitical tensions, and strained global trade relations. While inflationary conditions have decreased in comparison to recent periods, we believe that many of our customers have experienced increased labor, supply chain, capital, and other expenditures associated with recent inflationary pressures. These conditions and challenges impacting the United States economy and our customers in the healthcare industry have adversely affected, and may continue to adversely impact, our business and results of operations.

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

Revenue Recognition

Revenues are recognized when or as control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services. Our contracts with customers often contain promises for multiple goods and services. For these contracts, the Company accounts for the promised goods and services in its contracts as separate performance obligations if they are distinct. The contract price, which represents transaction price when the contract reflects a fixed fee arrangement, or management’s estimate of variable consideration including application of the constraint when the contract does not have a fixed fee, is allocated to the separate performance obligations on a relative standalone selling price basis. Whenever possible, standalone selling price is based on observable prices, and when such observable data is not available, the Company estimates standalone selling price using an approach designed to maximize the use of observable inputs. Judgment is required in determining whether performance obligations are distinct, standalone selling prices, and the amount of variable consideration to reflect as transaction price.

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to reverse. Management evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. We assess the realizability of our deferred tax assets, and to the extent that we believe a recovery is not likely, we establish a valuation allowance to reduce the deferred tax asset to the amount we estimate will be recoverable. As of December 31, 2025, the Company established a valuation allowance of $2.0 million for the portion of its deferred tax assets that are not more likely than not expected to be realized, compared to a valuation allowance of $1.9 million as of December 31, 2024.

Business Combinations and Contingent Consideration

The Company allocates the purchase price of acquired businesses to identifiable assets and liabilities based on their estimated fair values at the acquisition date. This process requires significant estimates and assumptions, particularly in valuing intangible assets, including customer relationships, trade names, non-compete agreements, and developed technology, which often involve estimating future cash flows, discount rates, and useful lives. Changes in these assumptions may materially affect the amount of goodwill and identifiable intangible assets recognized.

For acquisitions involving contingent consideration requiring future payments to sellers if specified financial targets are achieved, we estimate the fair value of earn‑out obligations using probability‑weighted performance outcomes and discounted cash‑flow models or other option‑pricing techniques that incorporate significant unobservable inputs (Level 3), such as management's estimates of revenue or performance outcomes, the probability of achieving milestone events, timing of expected payments, and market-participant discount rates. Because contingent payments are remeasured at fair value each period, changes in underlying assumptions may result in significant income‑statement volatility.

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

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and employee benefits, stock-based compensation, employee travel and lodging, facility expenses, sublease income, office expenses, fees for professional services, business development and acquisition-related costs, third party software licensing costs, provision for credit losses, and other operational expenses. Personnel costs within general and administrative expenses include individuals associated with normal corporate functions, including accounting, legal, business development, human resources, administrative, internal information systems, and executive management.

Depreciation and Amortization. Depreciation and amortization consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized software development.

Interest Income. Interest income consists of interest earned on cash, cash equivalents, and marketable securities.

Other (Expense) Income, Net. The primary components of other (expense) income are interest expense, the income or loss attributed to equity method investments, fair value adjustments related to non-marketable equity investments, and foreign currency gains and losses.

2025 Compared to 2024

Revenues, net. Revenues increased approximately $12.5 million, or 4%, to $304.1 million for 2025 from $291.6 million for 2024. Subscription services revenues increased $13.4 million, or 5%, and professional services revenues decreased by $0.9 million, or 8%. This subscription services revenues increase resulted from growth in several products, including Competency Suite, CredentialStream, and ShiftWizard, coupled with contributions from our recent acquisitions (Virsys12 and MissionCare), but were partially offset by declines in our legacy credentialing, scheduling, and content program solutions. Compared to the year ended December 31, 2024, revenues for the year ended December 31, 2025 grew by $23.4 million across our portfolio of solutions, including $1.6 million from the Virsys12 and MissionCare acquisitions, but were partially offset by a $9.3 million reduction from legacy applications and a $1.6 million reduction from customer bankruptcies.

A comparison of revenues by revenue source is as follows (in thousands):

	Year Ended December 31,
	2025	2024	Percentage Change
Subscription services	$293,625	$280,316	5%
Professional services	10,439	11,330	-8%
Total revenues, net	$304,064	$291,646	4%

% of Revenues
Subscription services	97%	96%
Professional services	3%	4%

Cost of Revenues (excluding depreciation and amortization). Cost of revenues increased $9.3 million, or 9%, to $107.2 million for 2025 from $97.9 million for 2024. Cost of revenues as a percentage of revenues were 35% and 34% of revenues for 2025 and 2024, respectively. The increase in expense is primarily associated with higher costs for cloud hosting, third-party software, labor and benefits, royalties, and stock-based compensation and related expenses and employer payroll taxes related to the stock awards granted during the three months ended December 31, 2025 in connection with the contribution of stock by our chief executive officer to enable such grants (the "CEO Stock Gift") as noted above.

Product Development. Product development expenses increased $2.1 million, or 4%, to $51.0 million for 2025 from $48.9 million for 2024. Product development expenses as a percentage of revenues were 17% of revenues for both 2025 and 2024. The increase in expense is primarily due to a charge for stock-based compensation related to the CEO Stock Gift as noted above coupled with increases in labor and benefits.

Sales and Marketing. Sales and marketing expenses increased $2.2 million, or 5%, to $49.4 million for 2025 from $47.2 million for 2024. Sales and marketing expenses as a percentage of revenues were 16% of revenues for both 2025 and 2024. The increase in expense is primarily due to increased labor and benefits, sales commissions, and a charge for stock-based compensation related to the CEO Stock Gift as noted above.

General and Administrative Expenses. General and administrative expenses decreased $2.3 million, or 7%, to $32.8 million for 2025 from $35.1 million for 2024. General and administrative expenses as a percentage of revenues were 11% and 12% of revenues for 2025 and 2024, respectively. The decrease in expense is primarily due to sublease income associated with the office sublease that commenced during the second quarter of 2025 as noted above and a reduction in bad debt expense, which were partially offset by an increase in software expenses and labor and benefits.

Depreciation and Amortization. Depreciation and amortization increased $2.3 million, or 5%, to $43.5 million for 2025 from $41.2 million for 2024. The increase resulted primarily from higher amortization of capitalized software.

Interest Income. Interest income was $3.3 million for 2025 compared to $3.8 million for 2024. The decrease is a result of lower interest rates on invested funds and lower cash balances.

Other (Expense) Income, Net. Other (expense) income, net was an expense of $0.4 million for 2025 compared to expense of $0.3 million for 2024. The change is primarily a result of foreign currency losses.

Income Tax Provision. The Company recorded a provision for income taxes of $4.9 million and $4.8 million for 2025 and 2024, respectively. The Company’s effective tax rate was 21% for 2025 compared to 19% for 2024. The Company's effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and research and experimentation tax credits.

Net Income. Net income decreased $1.7 million, or 8%, to $18.3 million for 2025 compared to $20.0 million for 2024. The decrease in net income for 2025 compared to 2024 was primarily driven by a charge for stock-based compensation and related expenses and employer payroll taxes related to stock awards granted during the three months ended December 31, 2025 as noted above. Earnings per diluted share were $0.61 per share (diluted) for 2025, compared to $0.66 per share (diluted) for 2024.

Adjusted EBITDA increased $5.0 million, or 7%, to $71.8 million for 2025 compared to $66.8 million for 2024. The increase resulted from the factors mentioned above. Adjusted EBITDA is a non-GAAP financial measure which we define as net income before interest, income taxes, stock-based compensation expense, depreciation and amortization, impairments of long-lived assets, changes in fair value of contingent consideration, and changes in fair value of, including gains (losses) on the sale of, non-marketable equity investments. See "Reconciliation of Non-GAAP Financial Measures" below for a reconciliation of this calculation to the most comparable measure under U.S. GAAP and information regarding why this non-GAAP financial measure provides useful information to investors.

Key Business Metrics

Our management utilizes the following key financial and non-financial metrics in connection with managing our business.

•	Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations. Revenues, net, were $304.1 million for the year ended December 31, 2025 compared to $291.6 million for the year ended December 31, 2024. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Net Income. Net income represents revenues, net less all expenses. Net income was $18.3 million for the year ended December 31, 2025 compared to $20.0 million for the year ended December 31, 2024. Management utilizes net income in connection with managing our business, including with regard to our capital deployment strategies.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to many investors to assess the Company’s ongoing results from operations. Additionally, short-term cash incentive bonuses and performance-based equity award grants are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $71.8 million for the year ended December 31, 2025, compared to $66.8 million for the year ended December 31, 2024.

•

Capital Expenditures. Capital expenditures represent cash payments incurred for purchases of property and equipment and during the development phase for projects to develop software and content. Capital expenditures were $32.2 million for the year ended December 31, 2025 compared to $28.1 million for the year ended December 31, 2024. Management utilizes this metric in connection with managing the allocation of capitalized expenditures in which the Company invests related to the development of its products and believes that this metric is a key indicator of investment in products relative to their current and expected performance.

Reconciliation of Non-GAAP Financial Measures

This Annual Report on Form 10-K presents adjusted EBITDA, which is a non-GAAP financial measure used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income before interest, income taxes, stock-based compensation, depreciation and amortization, impairments of long-lived assets, changes in fair value of contingent consideration, and changes in fair value of, including gains (losses) on the sale of, non-marketable equity investments ("adjusted EBITDA"), is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items which may not, in any such case, fully reflect the underlying operating performance of our business. Beginning with the presentation of adjusted EBITDA for the year ended December 31, 2025, the Company has included adjustments in the definition of adjusted EBITDA for impairments of long-lived assets and changes in fair value of contingent consideration because the Company believes that these amounts may not be reflective of the underlying operating performance of our business, and that including these adjustments is consistent with the intended purpose of adjusted EBITDA with respect to reflecting the underlying operating performance of our business and comparing the Company’s operational performance between periods. We believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operating performance and to compare the Company’s operating performance between periods. Additionally, short-term cash incentive bonuses and performance-based equity awards are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income, is set forth below (in thousands).

	2025	2024
GAAP net income	$18,342	$20,007
Interest income	(3,340)	(3,834)
Interest expense	101	100
Income tax provision	4,876	4,796
Stock-based compensation expense	8,145	4,470
Depreciation and amortization	43,478	41,243
Impairment of long-lived assets	262	—
Fair value adjustment on contingent consideration	(85)	—
Adjusted EBITDA	$71,779	$66,782

Liquidity and Capital Resources

Net cash provided by operating activities was $63.3 million during 2025, compared to $57.7 million during 2024, an increase of 10%. The increase in net cash provided by operating activities is primarily due to an increase in cash receipts and lower income tax payments compared to the prior year, but was partially offset by an increase in labor costs, cloud hosting, and third party software. Our days sales outstanding (DSO) was 37 days and 40 days for 2025 and 2024, respectively. The Company calculates DSO by dividing the average accounts receivable balance (excluding unbilled and other receivables) by average daily revenues for the year. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, income tax payments, and general corporate expenses.

Net cash used in investing activities was $50.4 million during 2025, compared to $34.0 million during 2024. During 2025, the Company spent $35.1 million for closing cash purchase price associated with the acquisitions of Virsys12 and MissionCare, net of cash acquired, invested in marketable securities of $43.5 million, made payments for capitalized software development of $28.5 million, purchased property and equipment of $3.7 million, and purchased strategic investments of $1.5 million. These uses of cash were partially offset by $52.1 million in maturities of marketable securities and $9.8 million in sales of marketable securities. During 2024, the Company spent $1.3 million for the acquisitions of TCPS and The Clinical Hub, invested in marketable securities of $74.4 million, made payments for capitalized software development of $26.7 million, and purchased property and equipment of $1.4 million. These uses of cash were partially offset by $69.2 million in maturities of marketable securities.

Cash used in financing activities was $36.3 million during 2025, compared to $4.5 million during 2024. The primary uses of cash in financing activities during 2025 included $30.0 million for repurchases of common stock, $3.7 million for the payment of cash dividends, and $2.5 million for payments of payroll taxes related to stock-based compensation. During 2024, the primary use of cash in financing activities included $3.4 million for the payment of cash dividends and $1.1 million for payments of payroll taxes related to stock-based compensation.

On October 6, 2023, the Company entered into a revolving credit facility, which currently has no outstanding borrowings and expires on October 6, 2026. For additional information regarding the revolving credit facility, see Note 12 to the Consolidated Financial Statements included herein.

The Company's balance sheet reflected negative working capital of $4.5 million at December 31, 2025, compared to positive working capital of $37.4 million at December 31, 2024. The decrease in working capital was primarily due to decreases in cash, cash equivalents, and marketable securities to fund acquisitions and share repurchases. The Company’s primary source of liquidity was $57.0 million of cash, cash equivalents, and marketable securities as of December 31, 2025. The Company also has up to $50.0 million available under our revolving credit facility, subject to certain covenants and minimum liquidity requirements, until its expiration in October 2026.

On May 8, 2025, the Company’s Board approved a share repurchase program for the Company’s common stock, under which the Company was authorized to repurchase up to $25.0 million of outstanding shares of common stock. Pursuant to the authorization, the Company was authorized to make repurchases in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. This share repurchase program provided that it would terminate on the earlier of May 31, 2026, or when the maximum dollar amount under the program was expended. During the year ended December 31, 2025, the Company repurchased 905,786 shares of common stock at an aggregate fair value of $25.0 million under this authorization, reflecting an average price per share of $27.60 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). This share repurchase program ended in July 2025 when the maximum dollar amount under this program was expended.

On November 11, 2025, the Company's Board approved a new share repurchase program under which the Company was authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company was authorized to make repurchases in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. The share repurchase program provided that it would terminate on the earlier of February 26, 2026, or when the maximum dollar amount under the program was expended. During the year ended December 31, 2025, the Company repurchased 205,804 shares of common stock at an aggregate fair value of $5.0 million under this authorization, and the Company continued to repurchase shares pursuant to this authorization during the first quarter of 2026, completing the program in January by repurchasing 222,978 additional shares valued at $5.0 million. This share repurchase program terminated in January 2026 when the maximum dollar amount was expended.

Pursuant to the dividend policy approved by our Board on February 20, 2023, the Board authorized the following quarterly dividend payments during 2025:

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
March 21, 2025	February 24, 2025	$0.031	March 10, 2025	$944,000
May 30, 2025	May 5, 2025	0.031	May 19, 2025	946,000
August 29, 2025	August 4, 2025	0.031	August 18, 2025	919,000
November 28, 2025	November 3, 2025	0.031	November 17, 2025	920,000
Total dividends		$0.124		$3,729,000

On February 23, 2026, as previously disclosed, our Board approved a quarterly dividend at a rate of $0.035 per share, which represented an increase of 12.9% compared to the quarterly dividend per share in 2025 as set forth above. This quarterly dividend shall be payable on March 20, 2026 to the holders of record of all of the issued and outstanding shares of common stock as of the close of business on March 9, 2026.

The dividend policy and the declaration and payment of each quarterly cash dividend will be subject to our Board’s continuing determination that the policy and the declaration of dividends thereunder are in the best interests of our shareholders and are in compliance with applicable law and our credit agreement. Our Board retains the power to modify, suspend, or cancel the dividend policy in any manner and at any time that our Board may deem necessary or appropriate.

The Company's contractual obligations arising in the normal course of business primarily consist of operating lease obligations and purchase obligations. The amounts included as contractual obligations represent the non-cancelable portion of agreements or the minimum cancellation fee. As further discussed in Note 13 to the Company's Consolidated Financial Statements, as of December 31, 2025, we had operating lease obligations of approximately $20.9 million, of which $3.9 million is expected to be paid within 12 months. The Company's purchase obligations that represent non-cancelable contractual obligations primarily relate to information technology assets and our revolving credit facility, which is described further in Note 12 to the Company's Consolidated Financial Statements. As of December 31, 2025, the Company had purchase obligations of $13.7 million, with $8.6 million expected to be paid within 12 months. The Company also has earn-out obligations related to recent acquisitions of up to $14.5 million based on the acquired business achieving specific revenue targets for up to a three-year post-acquisition period. As of December 31, 2025, the estimated fair value of this earn-out obligation was $6.0 million, which reflects the probability-weighted assessment of future performance outcomes and discounting to present value. No earn-out payments are expected to be paid within 12 months. We believe that our existing cash, cash equivalents, marketable securities, forecasted free cash flows, and available borrowings under our revolving credit facility through its expiration in October 2026 will be sufficient to meet anticipated working capital needs, new product development, effect any share repurchases we may elect to make, pay our quarterly cash dividends, and fund capital expenditures for at least the next 12 months and for the foreseeable future thereafter.

The Company’s growth strategy includes acquiring businesses that provide complementary products and services. It is anticipated that future acquisitions, if any, would be effected through cash consideration, stock consideration, debt, or a combination thereof. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. The revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to consolidated EBITDA (as defined in our credit facility) and an interest coverage ratio of consolidated EBITDA to interest expense. Therefore, the maximum borrowings against the revolving credit facility would be dependent on the covenant values at the time of borrowing. As of December 31, 2025, the Company was in compliance with all covenants. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot be assured that if we need additional financing, it will be available on terms favorable to us or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Recent Accounting Pronouncements

In December 2023, the Financial Account Standards Board ("FASB") issued Account Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide disclosure of disaggregated information in the entity’s tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted this standard effective January 1, 2025 using a prospective method. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. For further information, refer to Note 9 to the Company's Consolidated Financial Statements.

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

Interest Rate Risk

As of December 31, 2025, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are exposed to market risk with respect to our cash, cash equivalents, and marketable securities balances, which approximated $57.0 million at December 31, 2025. Assuming a hypothetical 10% decrease in interest rates, interest income from cash and investments would decrease on an annualized basis by approximately $0.2 million.

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

HEALTHSTREAM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of HealthStream, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HealthStream, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998. Nashville, Tennessee February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of HealthStream, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited HealthStream, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HealthStream, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Virsys12, LLC ("Virsys12") and MissionCare Collective LLC ("MissionCare"). The assets of the acquired operations of Virsys12 and MissionCare which are included in the 2025 consolidated financial statements of the Company, constituted approximately 10% of total assets, as of December 31, 2025. Operating results of the acquired operations of Virsys12 and MissionCare comprised approximately 0.5% of revenues for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Virsys12 and MissionCare.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee
February 26, 2026

HEALTHSTREAM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$36,161	$59,469
Marketable securities	20,843	37,748
Accounts receivable, net	32,153	30,189
Accounts receivable - unbilled	6,845	5,133
Prepaid royalties, net of amortization	7,638	9,547
Prepaid software maintenance and subscriptions	9,321	8,569
Other prepaid expenses and other current assets	6,695	2,467
Total current assets	119,656	153,122

Property and equipment, net	10,661	10,741
Capitalized software development, net	45,581	43,370
Operating lease right of use assets, net	15,272	17,453
Goodwill	217,518	191,220
Intangibles, net	64,930	55,548
Other assets	46,756	39,312
Total assets	$520,374	$510,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,769	$6,628
Accrued royalties	5,595	5,190
Accrued liabilities	11,166	10,141
Accrued compensation	11,199	9,507
Deferred revenue	88,417	84,227
Total current liabilities	124,146	115,693

Deferred tax liabilities	18,246	14,596
Deferred revenue, noncurrent	1,344	1,655
Operating lease liability, noncurrent	14,684	17,366
Other long-term liabilities	7,931	2,101
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized; 29,579 and 30,432 shares issued and outstanding at December 31, 2025 and 2024, respectively	231,797	252,432
Retained earnings	123,587	108,972
Accumulated other comprehensive loss	(1,361)	(2,049)
Total shareholders’ equity	354,023	359,355
Total liabilities and shareholders’ equity	$520,374	$510,766

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues, net	$304,064	$291,646	$279,063
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	107,209	97,936	95,021
Product development	50,984	48,890	45,540
Sales and marketing	49,389	47,158	45,743
General and administrative expenses	32,768	35,132	35,664
Depreciation and amortization	43,478	41,243	41,076
Total operating costs and expenses	283,828	270,359	263,044

Operating income	20,236	21,287	16,019

Interest income	3,340	3,834	2,356
Other (expense) income, net	(358)	(318)	136

Income before income tax provision	23,218	24,803	18,511
Income tax provision	4,876	4,796	3,298
Net income	$18,342	$20,007	$15,213

Net income per share:
Basic	$0.61	$0.66	$0.50
Diluted	$0.61	$0.66	$0.50

Weighted average shares of common stock outstanding:
Basic	30,018	30,386	30,571
Diluted	30,144	30,544	30,673
Dividends declared per share	$0.124	$0.112	$0.100

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$18,342	$20,007	$15,213

Other comprehensive income, net of taxes:
Foreign currency translation adjustments	684	(1,371)	283
Unrealized gain on marketable securities	4	13	7
Total other comprehensive income (loss)	688	(1,358)	290
Comprehensive income	$19,030	$18,649	$15,503

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at December 31, 2022	30,579	$254,832	$80,213	$(981)	$334,064
Net income	—	—	15,213	—	15,213
Comprehensive income	—	—	—	290	290
Dividends declared on common stock ($0.100 per share)	—	—	(3,058)	—	(3,058)
Stock-based compensation	—	4,153	—	—	4,153
Common stock issued under stock plans, net of shares withheld for employee taxes	123	(934)	—	—	(934)
Excise tax on repurchase of common stock	—	(47)	—	—	(47)
Repurchase of common stock	(404)	(8,929)	—	—	(8,929)
Balance at December 31, 2023	30,298	249,075	92,368	(691)	340,752
Net income	—	—	20,007	—	20,007
Comprehensive loss	—	—	—	(1,358)	(1,358)
Dividends declared on common stock ($0.112 per share)	—	—	(3,403)	—	(3,403)
Stock-based compensation	—	4,470	—	—	4,470
Common stock issued under stock plans, net of shares withheld for employee taxes	134	(1,113)	—	—	(1,113)
Balance at December 31, 2024	30,432	252,432	108,972	(2,049)	359,355
Net income	—	—	18,342	—	18,342
Comprehensive income	—	—	—	688	688
Dividends declared on common stock ($0.124 per share)	—	—	(3,727)	—	(3,727)
Stock contributed to Company (retired shares authorized for issuance)	(158)	—	—	—	—
Stock-based compensation	—	8,145	—	—	8,145
Issuance of common stock in acquisition	166	4,000	—	—	4,000
Common stock issued under stock plans, net of shares withheld for employee taxes	251	(2,516)	—	—	(2,516)
Excise tax on repurchase of common stock	—	(242)	—	—	(242)
Repurchase of common stock	(1,112)	(30,022)	—	—	(30,022)
Balance at December 31, 2025	$29,579	$231,797	$123,587	$(1,361)	$354,023

See accompanying notes to the Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$18,342	$20,007	$15,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,478	41,243	41,076
Stock-based compensation	8,145	4,470	4,153
Amortization of deferred commissions	12,633	12,480	11,495
Provision for credit losses	1,008	2,595	1,021
Deferred income taxes	5,117	(1,114)	(1,725)
Loss on equity method investments	190	230	384
Change in fair value of non-marketable equity investments	—	—	(425)
Other	(1,315)	(1,639)	(891)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(3,983)	537	3,243
Prepaid royalties	1,910	655	(1,131)
Other prepaid expenses and other current assets	(2,873)	(1,371)	(1,243)
Other assets	(19,266)	(15,709)	(14,524)
Accounts payable and accrued expenses	1,421	(5,027)	4,825
Accrued royalties	405	633	(887)
Deferred revenue	(1,893)	(330)	3,386
Net cash provided by operating activities	63,319	57,660	63,970

INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(35,091)	(1,299)	(6,621)
Proceeds from maturities of marketable securities	52,086	69,150	28,250
Proceeds from sale of marketable securities	9,770	—	—
Purchases of marketable securities	(43,496)	(74,446)	(50,268)
Proceeds from sale of fixed assets	41	—	—
Purchase of other investments	(1,500)	—	—
Proceeds from sale of non-marketable equity investments	—	765	47
Payments associated with capitalized software development	(28,478)	(26,741)	(25,806)
Purchases of property and equipment	(3,685)	(1,401)	(2,200)
Net cash used in investing activities	(50,353)	(33,972)	(56,598)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(2,516)	(1,113)	(934)
Payment of debt issuance costs	—	—	(118)
Repurchases of common stock	(30,022)	—	(8,929)
Payment of cash dividends	(3,729)	(3,403)	(3,058)
Net cash used in financing activities	(36,267)	(4,516)	(13,039)

Effect of exchange rate changes on cash and cash equivalents	(7)	(36)	(23)
Net (decrease) increase in cash and cash equivalents	(23,308)	19,136	(5,690)
Cash and cash equivalents at beginning of period	59,469	40,333	46,023
Cash and cash equivalents at end of period	$36,161	$59,469	$40,333

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$101	$101	$132
Income taxes paid		$8,701	$2,611

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment, accrued but not paid	$475	$399	$91
Capitalized software development, accrued but not paid	$712	$1,055	$961
Common stock issued as consideration for business combinations	$4,000	$—	$—
Non-cash additions to operating lease ROU assets	$252	$—	$—

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

Subscription revenues primarily consist of fees in consideration of providing customers access to one or more of its SaaS-based solutions and/or courseware subscriptions, as well as fees related to licensing agreements, all of which include routine customer support and technology enhancements. Revenue is generally recognized ratably over the contract term beginning when the service is made available to the customer. Subscription contracts are generally non-cancelable, one to five years in length, and billed annually, semi-annually, quarterly, or monthly in advance.

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

Contracts with customers often contain promises for multiple goods and services. For these contracts, the Company accounts for the promised goods and services in its contracts as separate performance obligations if they are distinct. The contract price, which represents transaction price when the contract reflects a fixed fee arrangement, or management’s estimate of variable consideration including application of the constraint when the contract does not have a fixed fee, is allocated to the separate performance obligations on a relative standalone selling price basis. Whenever possible, standalone selling price is based on observable prices, and when such observable data is not available, the Company estimates standalone selling price using an approach designed to maximize the use of observable inputs.

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

Business Segments

The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. The Company’s business is organized and managed around a consolidated, enterprise approach, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by the CODM), organization structure, compensation, performance assessment, and resource allocation. The Company’s CODM uses consolidated financial information to make operating decisions, assess financial performance, and allocate resources. Further, the CODM reviews and utilizes functional expenses (cost of revenues, product development, sales and marketing, general and administrative expenses, and depreciation and amortization) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net income are interest income, other (expense) income, net and income tax provision, which are reflected in the Consolidated Statements of Income. Expenditures for additions to long-lived assets for the consolidated entity were $72.0 million, $45.0 million, and $46.8 million for the years ended  December 31, 2025, 2024, and 2023, respectively.

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

Cash Equivalents

The Company considers cash equivalents to be unrestricted, highly liquid investments with initial maturities of less than three months at purchase.

Marketable Securities

Marketable securities are classified as available for sale and are stated at fair value, with the unrealized gains and losses, net of tax, reported in other accumulated comprehensive loss on the accompanying Consolidated Balance Sheets. Realized gains and losses on investments in marketable securities are included in interest income and declines in market value due to credit-related factors on investments in marketable securities are included in other (expense) income, net on the accompanying Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest income on the accompanying Consolidated Statements of Income. Premiums and discounts are amortized over the life of the related available for sale security as an adjustment to the yield using the effective interest method and are reflected as an operating activity within the Consolidated Statements of Cash Flows.

Deferred Commissions

Deferred commissions represent incremental costs incurred to acquire contracts with customers, such as the sales commission payment and associated payroll taxes, which are capitalized and amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. Capitalized contract costs of $38.9 million and $34.7 million at December 31, 2025 and 2024, respectively, are included under the caption other assets in the accompanying Consolidated Balance Sheets, and amortization of deferred commissions is included in sales and marketing expenses in the Consolidated Statements of Income. The expected period of benefit is the contract term, except when the capitalized commission is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Non-commensurate commissions are amortized over the greater of the contract term or technological obsolescence period of three years.

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

Changes in the allowance for credit losses and the amounts charged to bad debt expense for the three years ended December 31, 2025 were as follows (in thousands):

	Allowance Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Allowance Balance at End of Period
2025	$1,248	$1,008	$(804)	$1,452
2024	781	2,595	(2,128)	$1,248
2023	544	1,021	(784)	781

Capitalized Software and Content Development

Capitalized software and content development is stated on the basis of cost and is presented net of accumulated amortization, which was $177.0 million and $151.1 million as of December 31, 2025 and 2024, respectively. The Company capitalizes costs incurred during the development phase for projects to develop software and content. These assets are generally amortized using the straight-line method over three years. Amortization of capitalized software development was $25.9 million, $24.1 million, and $22.0 million during 2025, 2024, and 2023, respectively. Maintenance and operating costs are expensed as incurred.

Fair Value Measurement

The Company measures certain assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy based on the observability of inputs used in valuation techniques:

Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions about inputs market participants would use.

The Company uses valuation techniques appropriate to the circumstances and maximizes observable inputs when available and evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. The Company's instruments measured at fair value on a recurring basis primarily include marketable securities (Level 1 - see Note 4 to the Consolidated Financial Statements) and contingent consideration from recently completed acquisitions (Level 3). Fair value of these Level 3 liabilities is determined using a discounted cash flow technique. Significant unobservable inputs were used in the assessment of fair value, including assumptions regarding future business results, discount rates, and probability assessments based on the likelihood of reaching various targets. Fair value of relevant assets and liabilities is remeasured each reporting period, with changes in fair value recorded within general and administrative expense. During the year ended December 31, 2025 and 2024, the Company recorded $6.0 million and $0.6 million of contingent consideration related to various acquisitions described in Note 8 to the Consolidated Financial Statements.

	Year Ended December 31,
Contingent Consideration:	2025	2024
Beginning balance	$535	$—
Purchases/Initial recognition	6,000	535
Total (gains) losses:
Included in earnings	(85)	—
Included in other comprehensive income	—	—
Payments	—	—
Ending balance	$6,450	$535

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation is provided on the straight-line method over the following estimated useful lives, except for leasehold improvements, which are amortized over the shorter of the estimated useful life or their respective lease term.

Years
Furniture and fixtures	5 - 7
Equipment	3

Goodwill

Goodwill represents the excess of purchase price in a business combination over the fair value of the net identifiable assets acquired, including intangible assets. The carrying amount of its goodwill is evaluated for impairment at least annually during the fourth quarter of each fiscal year and whenever events or changes in facts or circumstances indicate that impairment may exist. In accordance with ASC 350, Intangibles – Goodwill and Other, companies may opt to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A qualitative assessment includes factors such as financial performance, industry and market metrics, and other factors affecting the reporting unit. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired and no further impairment testing is required. Conversely, if the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company must then compare the fair value of the reporting unit to its carrying value. The Company determines fair value of the reporting unit using both income and market-based models. These models require the use of various assumptions relating to cash flow projections, growth rates, discount rates, and terminal value calculations. There were no goodwill impairments identified or recorded for the years ended December 31, 2025, 2024, and 2023.

Intangible Assets

The Company estimates the fair value of intangible assets acquired as part of a business combination using the income and cost methods, which are based on management’s estimates and assumptions. As of December 31, 2025, intangible assets include customer relationships, internally developed technologies, non-competition agreements, and trade names. Intangible assets that are considered to have definite useful lives are being amortized on a straight-line basis over periods ranging between three and eighteen years. The weighted average amortization period for definite lived intangible assets as of  December 31, 2025 was 11.9 years. Intangible assets considered to have indefinite useful lives are evaluated for impairment at least annually during the fourth quarter of each fiscal year, and all intangible assets are reviewed for impairment whenever events or changes in facts or circumstances indicate that the carrying amount of the assets may not be recoverable. There were no significant intangible asset impairments identified or recorded for the years ended December 31, 2025, 2024, and 2023.

Long-Lived Assets

Long-lived assets to be held for use are reviewed for events or changes in facts and circumstances, both internally and externally, which may indicate that an impairment of long-lived assets held for use is present. The Company measures any impairment using discounted future cash flows from the related long-lived assets. The cash flow estimates and discount rates incorporate management’s best estimates, using appropriate and customary assumptions and projections at the date of evaluation. Management periodically evaluates whether the carrying value of long-lived assets, including intangible assets, property and equipment, capitalized software development, deferred commissions, and other assets will be recoverable. There were no significant long-lived asset impairments recorded for the years ended December 31, 2025, 2024, and 2023.

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

The aggregate carrying amount of non-marketable equity investments accounted for using the measurement alternative for equity investments that do not have readily determinable fair values was $1.5 million for both the years ended December 31, 2025 and 2024, which the Company evaluates for impairment at each reporting period, and are classified in other assets on the Consolidated Balance Sheets. There have been no adjustments recorded due to changes in the fair value of the non-marketable equity investments the Company held as of December 31, 2025 and 2024. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

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

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended  December 31, 2025, 2024, and 2023 was $1.9 million, $1.9 million, and $1.5 million, respectively, and is included under the caption sales and marketing expense in the accompanying Consolidated Statements of Income.

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations using the acquisition method of accounting. Under this method, the identifiable assets acquired, including intangibles assets such as customer relationships, trade names, non-compete agreements, and developed technology, liabilities assumed, and any noncontrolling interests are recognized and measured at their estimated fair values as of the acquisition date. The excess of the purchase consideration over the fair value of net assets acquired is recorded as goodwill. Transaction‑related expenses are expensed as incurred. The fair value measurements applied in accounting for business combinations may require significant judgment, including estimates related to future cash flows associated with intangible assets, discount rates, market-participant assumptions, projected synergies and operating results, and useful lives. These judgments rely on unobservable inputs and valuation models consistent with ASC 820, and certain asset and liability valuations may include Level 3 inputs due to limited market data. The results of operations of acquired businesses are included in the Company's Consolidated Financial Statements from the acquisition date.

Contingent Consideration

Some business combinations include arrangements that require future payments to the seller based on the achievement of specified financial or operational metrics (earn‑outs). The Company recognizes the fair value of contingent consideration as part of the purchase consideration as of the acquisition date in accordance with ASC 805. Contingent consideration obligations are typically measured using probability‑weighted performance outcomes and discounted cash‑flow models or other option‑pricing techniques that incorporate significant unobservable inputs (Level 3), such as management's estimates of revenue or performance outcomes, the probability of achieving milestone events, timing of expected payments, and market-participant discount rates. After initial recognition, contingent consideration classified as a liability is remeasured at fair value at each reporting period, with changes in fair value recorded under the caption general and administrative expenses in the accompanying Consolidated Statements of Income. Because of the use of Level 3 valuation inputs, fair‑value changes may result in earnings volatility. Cash flows related to contingent consideration are classified in the Consolidated Statements of Cash Flows based on the nature and timing of the payments. Cash payments made after the acquisition date to settle contingent consideration obligations are classified according to their underlying nature: amounts that represent deferred purchase price are presented as financing activities, while payments attributable to fair value remeasurements recognized in earnings are presented as operating activities, consistent with the income statement classification of the related expense. Non‑cash changes in the fair value of contingent consideration do not affect cash flows and are disclosed as non‑cash investing or financing activities when material.

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

The Company sells its products and services to various companies in the healthcare industry that are primarily located in the United States. Customer credit worthiness evaluations are performed on an as-needed basis, and the Company generally requires no collateral from customers. An allowance for credit losses is maintained for potentially uncollectible accounts receivable. The Company did not have any single customer representing over 10% of net revenues or accounts receivable during or as of the years ended December 31, 2025, 2024, and 2023, respectively.

Stock-Based Compensation

As of December 31, 2025, the Company maintained two stock-based compensation plans under which awards are outstanding, as described in Note 10. The Company accounts for stock-based compensation using the fair-value based method for costs related to share-based payments, including stock options and restricted share units. The Company uses the Black Scholes option pricing model for calculating the fair value of option awards issued under its stock-based compensation plans. The Company measures compensation cost of restricted share units based on the closing fair value of the Company’s stock on the date of grant. Stock-based compensation cost is measured at the grant date, based on the fair value of the award that is ultimately expected to vest by estimating forfeitures, and is recognized as an expense over the requisite service period. The Company has also granted performance restricted stock unit awards, which include a performance condition, to its executive officers. Stock-based compensation expense related to awards with a performance condition are measured based on the grant date closing stock price, and the expense related to these awards is recognized based on the requisite service period elapsed, as well as the probability of achievement of the performance condition as of the end of our reporting period. The Company recognizes tax benefits or deficiencies from stock-based compensation if an excess tax benefit or deficiency is realized. Excess tax benefits and deficiencies are reflected in the Consolidated Statements of Income as a component of the provision for income taxes when realized.

Leases

The Company has four non-cancelable agreements to lease office space. For leases with a lease term greater than 12 months, the Company recognizes a right-of-use ("ROU") asset and a lease liability on the balance sheet at the lease commencement date. Lease liabilities and their corresponding ROU assets are recorded based on the present value of the future lease payments over the expected lease term. The Company does not have any lease contracts that contain: (1) an option to extend that the Company is reasonably certain to exercise, (2) an option to terminate that the Company is reasonably certain not to exercise, or (3) an option to extend (or not to terminate) in which exercise of the option is controlled by the lessor. Additionally, the Company does not have any leases with residual value guarantees or material restrictive covenants. The Company’s lease agreements contain provisions for escalating rent payments over the terms of the leases, which are fixed within the contract. The Company’s leases do not contain readily determinable implicit discount rates, and as such the Company must use its incremental borrowing rate to discount the future lease payments based on information available at lease commencement. The incremental borrowing rate was estimated by determining the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Foreign Currency

The functional currency for the Company’s subsidiaries is determined based on the primary economic environment in which the subsidiary operates. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized as cumulative translation adjustments included in accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the Company's functional currency are included within other (expense) income, net on the Consolidated Statements of Income.

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Account Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide disclosure of disaggregated information in the entity’s tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted this standard effective January 1, 2025 using a prospective method. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. For further information, refer to Note 9 - Income Taxes.

In November 2024, the FASB issued ASU 2024-04, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard.

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

2. SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 75 million shares of common stock. The number of common shares issued and outstanding as of  December 31, 2025 and 2024 was 29.6 million and 30.4 million, respectively.

Preferred Stock

The Company is authorized to issue up to 10 million shares of preferred stock in one or more series, having the relative voting powers, designations, preferences, rights and qualifications, limitations or restrictions, and other terms as the Board of Directors may fix in providing for the issuance of such series, without any vote or action of the shareholders. As of December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

Dividends on Common Stock

On  February 20, 2023, the Company's Board approved a quarterly cash dividend policy, marking the first dividend policy adopted by the Company ("Dividend Policy"). During the years ended December 31, 2025, 2024, and 2023, the Board declared quarterly dividends under the Dividend Policy totaling $0.124, $0.112, and $0.100 per share for the year, respectively, for a cash outlay of $3.7 million, $3.4 million, and $3.1 million, respectively.

Additionally, on  February 23, 2026, the Board approved the Company’s first quarter 2026 cash dividend of $0.035 per share, payable on March 20, 2026 to holders of record on March 9, 2026.

Share Repurchase Plan

On  September 13, 2023, the Company announced that the Board authorized a share repurchase program to repurchase up to $10.0 million of the Company's outstanding shares of common stock. During the year ended  December 31, 2023, the Company repurchased and subsequently retired 404,188 shares at an aggregate fair value of $8.9 million, reflecting an average price per share of $22.07 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). No repurchases occurred under this share repurchase program during the year ended  December 31, 2024. The share repurchase program expired according to its term on March 31, 2024.

On May 8, 2025, the Company’s Board of Directors approved a share repurchase program for the Company’s common stock, under which the Company was authorized to repurchase up to $25.0 million of outstanding shares of common stock. Pursuant to the authorization, the Company was authorized to make repurchases in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. The share repurchase program provided that it would terminate on the earlier of May 31, 2026, or when the maximum dollar amount under the program was expended. During the year ended December 31, 2025, the Company repurchased and subsequently retired 905,786 shares of common stock at an aggregate fair value of $25.0 million under this authorization, reflecting an average price per share of $27.60 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). This share repurchase program ended in July 2025 when the maximum dollar amount under this program was expended.

On November 11, 2025, the Company announced another share repurchase program approved by the Board of Directors under which the Company was authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company was authorized to make repurchases in the open market, including under a Rule 10b5-1 plan, through privately negotiated transactions, or otherwise. The share repurchase program provided that it would terminate on the earlier of February 26, 2026, or when the maximum dollar amount under the program was expended. During the year ended December 31, 2025, the Company repurchased and subsequently retired 205,804 shares of common stock at an aggregate fair value of $5.0 million under this authorization, reflecting an average price per share of $24.29 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022), and the Company continued to repurchase shares pursuant to this authorization during the first quarter of 2026, completing the program in January by repurchasing 222,978 additional shares valued at $5.0 million. This share repurchase program terminated in January 2026 when the maximum dollar amount was expended.

3. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three years ended  December 31, 2025 (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$18,342	$20,007	$15,213
Denominator:
Weighted-average shares outstanding	30,018	30,386	30,571
Effect of dilutive shares	126	158	102
Weighted-average diluted shares	30,144	30,544	30,673

Net income per share:
Basic	$0.61	$0.66	$0.50
Diluted	$0.61	$0.66	$0.50

Potentially dilutive shares representing 215,000, 169,000, and 252,000 shares of common stock for the years ended December 31, 2025, 2024, and 2023, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

4. MARKETABLE SECURITIES

At December 31, 2025 and 2024, the fair value of marketable securities, which were all classified as available for sale, included the following (in thousands):

	December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury debt securities	$20,817	$26	$—	$20,843
Total	$20,817	$26	$—	$20,843

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury debt securities	$37,726	$24	$(2)	$37,748
Total	$37,726	$24	$(2)	$37,748

The carrying amounts of the marketable securities reported in the Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of December 31, 2025 and 2024, the Company did not recognize any allowance for credit impairments on its available for sale debt securities. All investments in marketable securities are classified as current assets on the Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

5. REVENUE RECOGNITION

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those goods or services.

The following table represents revenues disaggregated by revenue source for the three years ended  December 31, 2025, 2024, and 2023 (in thousands). Sales taxes are excluded from revenues.

	Year Ended December 31,
	2025	2024	2023
Subscription services	$293,625	$280,316	$267,935
Professional services	10,439	11,330	11,128
Total revenues, net	$304,064	$291,646	$279,063

During the years ended December 31, 2025, 2024, and 2023, the Company recognized revenues of $85.4 million, $84.3 million, and $79.6 million, respectively, from amounts included in deferred revenue at the beginning of the respective period. As of December 31, 2025, $691 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. The Company expects to recognize revenue on approximately 39% of these remaining performance obligations over the next 12 months, 67% over the next 24 months, and 85% over the next 36 months, with the remaining amounts recognized thereafter.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2025	2024
Equipment	$12,581	$11,024
Leasehold improvements	14,064	14,424
Furniture and fixtures	4,898	4,786
Gross property and equipment	31,543	30,234
Accumulated depreciation and amortization	(20,882)	(19,493)
Property and equipment, net	$10,661	$10,741

Depreciation of property and equipment totaled $3.9 million, $3.8 million, and $4.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended  December 31, 2025 and 2024 are as follows (in thousands):

2025
Balance at January 1, 2025	$191,220
Acquisition of Virsys12	6,108
Acquisition of MissionCare	19,613
Effect of exchange rate changes	577
Balance at December 31, 2025	$217,518

2024
Balance at January 1, 2024	$191,379
Acquisition of TCPS	690
Acquisition of The Clinical Hub	194
Effect of exchange rate changes	(1,043)
Balance at December 31, 2024	$191,220

Intangible assets other than goodwill that are considered to have finite useful lives include customer-related intangibles consisting of customer relationships, which are amortized over their estimated useful lives ranging from eight to eighteen years, and other intangible assets consisting of developed technology, non-competition agreements, and trade names, which are amortized over their estimated useful lives ranging from three to ten years. Amortization of intangible assets was $13.7 million, $13.4 million, and $14.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Identifiable intangible assets are comprised of the following (in thousands):

	As of December 31, 2025			As of December 31, 2024
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer related	$116,589	$(67,377)	$49,212	$106,001	$(58,536)	$47,465
Developed Technology	18,790	(5,411)	13,379	23,400	(17,307)	6,093
Other	4,066	(1,727)	2,339	4,465	(2,475)	1,990
Total	$139,445	$(74,515)	$64,930	$133,866	$(78,318)	$55,548

The expected future annual amortization expense for the years ending December 31, is as follows (in thousands):

2026	$13,650
2027	12,845
2028	9,631
2029	7,936
2030	6,245
Thereafter	14,623
Total	$64,930

8. BUSINESS COMBINATIONS

Virsys12

On  October 8, 2025, the Company acquired all of the outstanding equity of Virsys12, LLC ("Virsys12"), a Brentwood, Tennessee-based healthcare technology company that offers payers and health plans an innovative provider data management suite used for onboarding, credentialing, and network management. The consideration paid at closing for Virsys12 consisted of approximately $11.4 million payable in cash, giving effect to customary purchase price adjustments and a post-closing working capital adjustment. In addition, up to an additional $4.0 million in cash  may be paid over a three-year period following closing, contingent upon the achievement of certain financial targets. This acquisition expanded the Company's existing provider data management and credentialing solution for payers and health plan enterprises, called Network by HealthStreamTM, which is a part of its broader, market-leading Credentialing application suite. The acquisition was accounted for using the acquisition method of business combination under ASC 805. The Company incurred $0.1 million in acquisition-related transaction costs, which are recorded in general and administrative expenses in the Consolidated Statement of Income. The results of operations for Virsys12 have been included in the Company’s Financial Statements from the date of acquisition.

A summary of the preliminary purchase price is as follows (in thousands):

Cash	$11,430
Fair value of contingent consideration	1,000
Total consideration	$12,430

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$741
Accounts and unbilled receivable	72
Prepaid and other current assets	595
Operating lease right-of-use asset	252
Property and equipment	13
Deferred tax assets	529
Goodwill	6,108
Intangible assets	7,050
Accounts payable and accrued liabilities	(926)
Deferred revenue	(2,004)
Net assets acquired	$12,430

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of an indemnification asset and liability related to sales tax attributes, which is preliminarily valued at $0.4 million. The primary intangible asset acquired was developed technology. The fair value estimate for developed technology intangible asset included significant assumptions in the prospective financial information, such as revenue growth, obsolescence factor, EBITDA margin, and the discount rate. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering Virsys12 products, and expected synergies from integrating Virsys12 with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes.

The following table sets forth the preliminary components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair value	Useful life
Customer relationship	$700	10 years
Developed technology	5,900	5 years
Non-compete	250	5 years
Trade name	200	3 years
Total intangible assets subject to amortization	$7,050

The following unaudited pro forma financial information summarizes the results of operations of the Company and Virsys12 as though the companies were combined as of  January 1, 2024 (in thousands, except per share data):

	Year Ended December 31,
	2025	2024
Total revenues	$309,333	$298,883
Net income	$18,040	$18,850
Net income per share - basic	$0.60	$0.62
Net income per share - diluted	$0.60	$0.62

These unaudited pro forma combined results of operations include certain adjustments arising from the acquisition, such as amortization of intangible assets, depreciation of property and equipment, and interest expense related to Virsys12's previously outstanding debt. The unaudited pro forma combined results of operations is for informational purposes only and is not indicative of what the Company’s results of operations would have been had the transaction occurred at the beginning of the earliest period presented or to project the Company’s results of operations in any future period.

MissionCare Collective

On  December 15, 2025, the Company acquired all of the outstanding equity of MissionCare Collective, LLC ("MissionCare"), a healthcare workforce company that includes the largest caregiver network in the U.S. The consideration paid at closing for MissionCare consisted of approximately $24.6 million payable in cash at closing, giving effect to customary purchase price adjustments, and is subject to a post-closing working capital adjustment. In addition, 165,684 shares of HealthStream common stock valued at $4.0 million were issued at closing through a private placement, and up to an additional $10.0 million in cash  may be paid over a three-year period following closing, contingent upon the achievement of certain financial targets. The acquisition will be accounted for using the acquisition method of business combination under ASC 805. The Company incurred $0.4 million in acquisition-related transaction costs, which are recorded in general and administrative expenses in the Consolidated Statement of Income. The results of operations for MissionCare have been included in the Company’s Consolidated Financial Statements from the date of acquisition.

A summary of the preliminary purchase price is as follows (in thousands):

Cash	$24,568
Common stock issued	4,000
Fair value of contingent consideration	5,000
Total consideration	$33,568

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$165
Accounts receivable	630
Prepaid and other current assets	1,013
Deferred tax assets	957
Goodwill	19,613
Intangible assets	16,150
Accounts payable and accrued liabilities	(1,192)
Deferred revenue	(3,768)
Net assets acquired	$33,568

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. The entire purchase price allocation, including the composition and valuation of an indemnification asset and liability related to sales tax attributes, which is preliminarily valued at $1.0 million, is preliminary. Preliminarily, the primary intangible assets acquired were customer relationships and developed technology. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities arising from offering MissionCare products, and expected synergies from integrating MissionCare with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes.

The following table sets forth the preliminary components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair value	Useful life
Customer relationships	$9,700	10 years
Developed technology	5,950	5 years
Trade name	500	5 years
Total intangible assets subject to amortization	$16,150

The following unaudited pro forma financial information summarizes the results of operations of the Company and MissionCare as though the companies were combined as of  January 1, 2024 (in thousands, except per share data):

	Year Ended December 31,
	2025	2024
Total revenues	$312,757	$301,100
Net income	$20,041	$21,505
Net income per share - basic	$0.67	$0.71
Net income per share - diluted	$0.66	$0.70

These unaudited pro forma combined results of operations include certain adjustments arising from the acquisition, such as amortization of intangible assets. The unaudited pro forma combined results of operations is for informational purposes only and is  not indicative of what the Company’s results of operations would have been had the transaction occurred at the beginning of the earliest period presented or to project the Company’s results of operations in any future period.

During the year ended  December 31, 2024, the Company completed business combinations of Total Clinical Placement System ("TCPS") and The Clinical Hub, Inc. ("The Clinical Hub") for total purchase consideration of $1.3 million in cash paid at closing, with up to an additional $0.6 million in cash payable by the Company based on agreed upon metrics of the acquirees during certain periods following closing. Both TCPS and The Clinical Hub are clinical rotation management companies offering a process that streamlines the managing and placement of students into clinical rotations that include scheduling, onboarding, tracking, and ensuring proper compliance and credentials are in place for students, schools, and healthcare organizations, further enlarging the Company's footprint among nursing and allied healthcare students as they prepare for careers in healthcare. The acquisitions are  not considered material to the Company's financial statements, either individually or in the aggregate. The acquisitions were accounted for using the acquisition method of business combination under ASC  805.

9. INCOME TAXES

Components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$23,618	$25,201	$18,472
Foreign	(400)	(398)	39
Income before income tax provision	$23,218	$24,803	$18,511

The provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current federal	$(794)	$4,712	$4,066
Current state	536	1,184	942
Current foreign	17	14	15
Deferred federal	4,622	(827)	(1,493)
Deferred state	617	(223)	(214)
Deferred foreign	(122)	(64)	(18)
Provision for income taxes	$4,876	$4,796	$3,298

As noted above, we adopted ASU 2023-09 on a prospective basis effective January 1, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$4,876	21.00%
State and local income taxes, net of federal income tax effect (a)	1,054	4.54%
Foreign tax effects
Other foreign jurisdictions(b)	(20)	-0.09%
Tax credits
Research and development tax credits	(790)	-3.40%
Other adjustments	(244)	-1.05%
Effective tax rate	$4,876	21.00%

(a) State taxes in California, Minnesota, Oregon, Pennsylvania, Tennessee, and Texas made up the majority (greater than 50%) of the tax effect in this category

(b) Includes Australia, Canada, and New Zealand

The following table presents a pre-ASU 2023-09 adoption reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying Consolidated Statements of Income is as follows (in thousands) for the years ended December 31, 2024 and 2023:

	2024	2023
Federal tax provision at the statutory rate	$5,187	$3,887
State income tax provision, net of federal benefit	710	528
Tax credits	(1,284)	(1,197)
Change in valuation allowance	52	3
Adjustments for prior year taxes	(36)	(19)
Changes in uncertain tax positions	160	167
Other	7	(71)
Provision for income taxes	$4,796	$3,298

Management periodically assesses the realizability of its deferred tax assets, and to the extent that a recovery is not likely, a valuation allowance is established to reduce the deferred tax asset to the amount estimated to be recoverable. At December 31, 2025, the Company has a valuation allowance of $2.0 million recorded against deferred tax assets for state net operating losses and certain foreign deferred tax assets.

As of December 31, 2025, the Company had federal, state, and foreign net operating loss carryforwards of $14.4 million, $9.9 million, and $8.0 million, respectively. Certain losses have an indefinite carryforward period, while other loss carryforwards will expire in years 2032 through 2045. A portion of the net operating loss carryforwards are subject to annual limitations under Internal Revenue Code Section 382. The annual limitations could result in the expiration of net operating loss and tax credit carryforwards before they are fully utilized. The Company is subject to income taxation at the federal, foreign, and various state levels. The Company is no longer subject to U.S. federal tax examinations for tax years before 2022, and with few exceptions, the Company is not subject to examination by foreign or state tax authorities for tax years which ended before 2022. Loss carryforwards and credit carryforwards generated or utilized in years earlier than 2022 are also subject to examination and adjustment.

A reconciliation of the beginning and ending liability for gross unrecognized tax benefits are as follows (in thousands):

	December 31,
	2025	2024
Balance at beginning of year	$1,140	$1,160
Additions for tax positions in current year	227	319
Reductions for tax positions of prior years	(216)	(173)
Reductions for payments for tax positions of prior years	—	(166)
Balance at end of year	$1,151	$1,140

Unrecognized tax benefits included tax positions of $1.2 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively, that if recognized would impact the Company’s effective tax rate.

Significant components of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Allowance for credit losses	$368	$316
Accrued liabilities	736	681
Capitalized software development	—	2,916
Lease liability	4,447	5,097
Tax credits	520	557
Stock-based compensation	1,239	1,267
Deferred revenue	1,404	451
Net operating loss carryforwards	5,548	2,595
Total deferred tax assets	14,262	13,880
Less: Valuation allowance	(1,992)	(1,900)
Deferred tax assets, net of valuation allowance	12,270	11,980
Deferred tax liabilities:
Deductible goodwill	8,642	7,796
Nondeductible intangible assets	1,538	1,741
Right of use assets	3,863	4,410
Prepaid assets	12,506	11,156
Capitalized software development	2,478	—
Property and equipment	1,458	1,425
Basis difference on investments	31	48
Total deferred tax liabilities	30,516	26,576

Net deferred tax liabilities	$18,246	$14,596

We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

Federal	$960
State
Pennsylvania	94
Texas	95
Other States	605
Foreign	18
Income taxes, net of amounts refunded	$1,772

10. STOCK-BASED COMPENSATION

Stock Incentive Plan

The Company has outstanding stock-based awards under its 2016 Omnibus Incentive Plan and 2022 Omnibus Incentive Plan ("2022 Plan"). The 2022 Plan authorizes the grant of options, restricted share units ("RSUs"), or other forms of stock-based compensation to employees, officers, directors, and others, and such grants must be approved by the Compensation Committee of the Board of Directors. The 2022 Plan allows the Compensation Committee of the Board of Directors to determine the vesting period and parameters of each grant. The vesting period of the options and RSUs granted has historically included annual vesting over a period of up to five years, generally beginning one year after the grant date. As of December 31, 2025, 651,250 shares of common stock were available to be granted under the 2022 Plan.

Stock Option Activity

A summary of activity relative to stock options for the year ended December 31, 2025 is as follows (in thousands, except weighted-average exercise price).

		Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at beginning of period	90	$20.34
Granted	143	23.93
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at end of period	233	$22.54	$246
Exercisable at end of period	90	$20.34	$246

The weighted average remaining contractual term of options outstanding at  December 31, 2025 was 8 years.

Restricted Share Unit Activity

A summary of activity relative to RSUs for the year ended  December 31, 2025 is as follows (in thousands, except weighted-average grant date fair value):

		Weighted-
	Number of	Average Grant Date	Aggregate
	RSU’s	Fair Value	Intrinsic Value
Outstanding at beginning of period	571	$24.54
Granted	206	29.16
Vested	(198)	23.77
Forfeited	(61)	25.41
Outstanding at end of period	518	$26.57	$11,940

The aggregate fair value of RSUs that vested during the year ended December 31, 2025 and 2024, as of the respective vesting dates, was $4.7 million and $4.0 million, respectively.

Stock-Based Compensation

Total stock-based compensation expense recorded in the Consolidated Statements of Income for the years ended December 31, is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cost of revenues (excluding depreciation and amortization)	$1,545	$94	$183
Product development	2,304	745	692
Sales and marketing	1,114	529	485
General and administrative	3,182	3,102	2,793
Total stock-based compensation expense	$8,145	$4,470	$4,153

The Company amortizes the fair value of all stock-based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period, which generally is the vesting period. As of December 31, 2025, total unrecognized compensation expense related to non-vested stock options and RSUs was $7.9 million, net of estimated forfeitures, with a weighted average expense recognition period remaining of 2.8 years.

Stock Awards

During  December 2025, the Company’s Chief Executive Officer, Robert A. Frist, Jr., contributed 146,286 of his personally owned shares of HealthStream, Inc. common stock (valued at $3.5 million) to the Company, without any consideration paid to him, for the benefit of the Company’s employees. In connection therewith, effective  December 9, 2025 the Company approved the award of 146,286 fully vested shares of common stock to over 700 employees of the Company under the 2022 Plan. These shares were issued in  December 2025. As required by ASC 718, Compensation – Stock Compensation, the Company recognized $3.5 million of stock-based compensation expense for these stock awards during the three months ended  December 31, 2025 based on the closing fair market value of the Company’s stock on the date of the Company’s approval of these grants. Total payments related to the employees’ tax obligations to taxing authorities for these stock awards were $1.1 million and are reflected as a financing activity within the Consolidated Statement of Cash Flows for 2025. In addition, the employer taxes and expenses associated with these grants were $0.3 million and were recorded as an expense during  December 2025. Mr. Frist contributed an additional 11,492 of his personally owned shares to the Company to cover the amount of these employer taxes and expenses. The receipt of shares from Mr. Frist and in connection with the withholding of shares as set forth above are presented on the Company’s Statement of Shareholders’ Equity in a similar manner as a share repurchase (i.e., reduction of outstanding shares).

11. EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a defined-contribution employee benefit plan (401(k) Plan) incorporating provisions of Section 401(k) of the Internal Revenue Code. Employees must have attained the age of 21 and have completed thirty days of service to be eligible to participate in the 401(k) Plan. Under the provisions of the 401(k) Plan, a plan member may make contributions, on a tax-deferred basis, subject to IRS limitations. The Company elected to provide eligible employees with matching contributions totaling $0.9 million, $1.7 million, and $1.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

12. DEBT

At December 31, 2025 and 2024, the Company had no debt outstanding.

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

As of December 31, 2025, the Company was in compliance with all covenants. There were no balances outstanding on the Revolving Credit Facility as of  December 31, 2025 and there were no borrowings under the Revolving Credit Facility during the year ended December 31, 2025.

13. LEASES

The Company’s operating lease expense as presented in general and administrative expense in the Consolidated Statements of Income was $3.9 million, $4.3 million, and $4.6 million for the twelve months ended December 31, 2025, 2024, and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $4.0 million and $4.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the weighted-average remaining lease term was 5.7 years and 6.6 years, respectively, and the weighted-average incremental borrowing rate was 6%. As of December 31, 2025, the Company did not have any leases that had not yet commenced.

The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets as of  December 31, 2025 and 2024 (in thousands).

		Year Ended December 31,
		2025	2024
Assets	Classification
Operating lease right-of-use assets	Operating lease right of use assets, net	$15,272	$17,453
Total leased assets		$15,272	$17,453
Liabilities
Operating lease liabilities, current	Accounts payable and accrued expenses	$2,893	$2,802
Operating lease liabilities, noncurrent	Operating lease liability, noncurrent	14,684	17,366
Total operating lease liabilities		$17,577	$20,168

The table below presents the maturities of lease liabilities under non-cancellable leases as of  December 31, 2025 (in thousands).

2026	$3,866
2027	3,385
2028	3,453
2029	3,522
2030	3,592
Thereafter	3,049
Total undiscounted lease payments	$20,867
Less imputed interest	3,290
Total lease liabilities	$17,577

During the year ended  December 31, 2025, the Company entered into an agreement to sublease a portion of its office space in the Capitol View building in Nashville, Tennessee to optimize the workforce performance to deliver positive results for customers, employees, and shareholders. The Company's corporate headquarters remains in Nashville in the Capitol View building, while the Company continues to hire new employees both locally and nationally to support growth. The sublease commenced in April 2025 and will expire in October 2031. The Company recorded sublease income, net of initial direct costs amortization, of $2.3 million during the year ended December 31, 2025. In addition, the Company expects to record sublease income, net, of approximately $3.2 million annually for the next five years and $2.6 million thereafter.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

HealthStream’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2025. Based on that evaluation, the chief executive officer and principal financial officer have concluded that HealthStream’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and the information required to be disclosed in the reports the Company files or submits under the Exchange Act was accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As discussed above, we completed the acquisition of Virsys12, LLC on October 8, 2025 and MissionCare Collective, LLC on December 15, 2025. We are continuing the process of analyzing the systems of internal control over financial reporting of these acquired businesses and integrating them within our broader framework of controls. In accordance with the SEC’s rules which allow us to exclude these acquired businesses from our internal controls assessment in respect of periods ending on or prior to the first anniversary of the completion of any such acquisition, and taking into account the proximity of the closing dates of these acquisitions to our internal controls assessment date of December 31, 2025, we have excluded these acquired businesses from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. The assets of Virsys12 as of December 31, 2025 represented approximately 2.8% of our total consolidated assets as of such date, and the net revenues of the Virsys12 during the year ended December 31, 2025 represented approximately 0.4% of our consolidated net revenues during our fiscal year ended December 31, 2025. The assets of MissionCare as of December 31, 2025 represented approximately 7.2% of our total consolidated assets as of such date, and the net revenues of MissionCare during the year ended December 31, 2025 represented approximately 0.1% of our consolidated net revenues during our fiscal year ended December 31, 2025. We plan to complete the integration of these acquired businesses within our broader framework of internal controls during 2026 and include these acquired businesses within management’s assessment of our internal control over financial reporting in our next annual report on Form 10-K.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in HealthStream’s internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or that are reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

Item 9B. Other Information

None. Without limiting the generality of the foregoing, during the three months ended December 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III is incorporated by reference from the applicable information to be contained in our proxy statement for the 2026 Annual Meeting of Shareholders (2026 Proxy Statement) that the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption Information about our Executive Officers.

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

Item 11. Executive Compensation

Information required by Item 11 of Part III is incorporated by reference from the applicable information to be contained in the Company’s 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is incorporated by reference from the applicable information to be contained in the Company’s 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III is incorporated by reference from the applicable information to be contained in the Company’s 2026 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III is incorporated by reference from the applicable information to be contained in the Company’s 2026 Proxy Statement.

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

10.5	Summary of Director and Executive Officer Compensation
10.6^ (7)	Letter Agreement, dated as of February 20, 2023, between HealthStream, Inc. and Michael Sousa.
10.7	Form of HealthStream, Inc. Restricted Share Unit Agreement (Time Based) under 2022 Omnibus Incentive Plan
10.8	HealthStream, Inc. 2025 Cash Incentive Bonus Plan
10.9	2016 Omnibus Incentive Plan.
10.10	Form of HealthStream, Inc. Restricted Share Unit Agreement (Officers) under 2016 Omnibus Incentive Plan.
10.11	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director) under 2016 Omnibus Incentive Plan.
10.12 (11)	Lease Agreement, dated April 3, 2017, by and between HealthStream, Inc. and Capitol View Joint Venture.
10.13 (12)	First Amendment to Revolving Credit Agreement, dated November 13, 2017, by and between HealthStream, Inc. and SunTrust Bank.
10.14 (13)	Second Amendment to Revolving Credit Agreement, dated as of December 31, 2018, by and between HealthStream, Inc. and SunTrust Bank.
10.15 (14)	Third Amendment to Revolving Credit Agreement, dated as of October 28, 2020, by and between HealthStream, Inc. and SunTrust Bank.
10.16	Letter Agreement, dated as of January 30, 2025, between HealthStream, Inc. and Michael Collier.
10.17	Letter Agreement, dated as of January 28, 2025, between HealthStream, Inc. and Trisha Coady.
10.18	Letter Agreement, dated as of January 28, 2025, between HealthStream, Inc. and Kevin O'Hara.
10.19	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement under 2016 Omnibus Incentive Plan.
10.20	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2016 Omnibus Incentive Plan
10.21	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) which were contingent upon approval of 2022 Omnibus Incentive Plan
10.22	Form of HealthStream, Inc. Restricted Share Unit Agreement (Time Based) which were contingent upon approval of 2022 Omnibus Incentive Plan
10.23	HealthStream, Inc. 2022 Omnibus Incentive Plan
10.24	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director) under 2022 Omnibus Incentive Plan.
10.25	Form of HealthStream, Inc. Restricted Share Unit Agreement (Performance) under 2022 Omnibus Incentive Plan
10.26 (20)	Amended and Restated Credit Agreement, dated October 6, 2023, by and among the several banks and other financial institutions and lenders from time to time party thereto and Truist Bank, as administrative agent
10.27^	Contribution Agreement dated as of December 3, 2025 between HealthStream, Inc. and Robert A. Frist, Jr.
10.28^	Form of HealthStream, Inc. Non-Qualified Stock Option Agreement under 2022 Omnibus Incentive Plan
10.29^	HealthStream, Inc. 2026 Cash Incentive Bonus Plan
19.1 (21)	HealthStream, Inc. Insider Trading Policy
21.1	Subsidiaries of HealthStream, Inc.
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	HealthStream, Inc. Amended and Restated Compensation Recoupment Policy
101.1 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101.1)
*	Incorporated by reference to Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-88939).
Management contract or compensatory plan or arrangement
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 30, 2020.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 23, 2023.
(3)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the SEC on February 26, 2020.
(4)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
(5)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated July 25, 2005.
(6)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 25, 2014.
(7)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2023, filed with the SEC on April 27, 2023.
(8)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2025, filed with the SEC on May 9, 2025.
(9)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 31, 2016.
(10)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2017, filed with the SEC on May 1, 2017.
(11)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2017, filed with the SEC on July 31, 2017.
(12)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated November 14, 2017.
(13)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated January 2, 2019.
(14)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 28, 2020.
(15)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on February 26, 2021.
(16)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2022, filed with the SEC on April 28, 2022.
(17)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated May 31, 2022.
(18)	Incorporated by reference from exhibit filed on our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2023, filed with the SEC on July 27, 2023.
(19)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2022, filed with the SEC on February 28, 2023.
(20)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated October 6, 2023.
(21)	Incorporated by reference from exhibit filed on our Annual Report on Form 10-K, for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February 2026.

HEALTHSTREAM, INC.

By: /s/ ROBERT A. FRIST, JR.
Robert A. Frist, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ ROBERT A. FRIST, JR.	Chief Executive Officer and	February 26, 2026
Robert A. Frist, Jr.	Chairman (Principal Executive Officer)

/s/ SCOTT A. ROBERTS	Chief Financial Officer and Senior Vice President	February 26, 2026
Scott A. Roberts	(Principal Financial and Accounting Officer)

/s/ THOMPSON S. DENT	Director	February 26, 2026
Thompson S. Dent

/s/ FRANK E. GORDON	Director	February 26, 2026
Frank E. Gordon

/s/ TERRY ALLISON RAPPUHN	Director	February 26, 2026
Terry Allison Rappuhn

/s/ JEFFREY L. MCLAREN	Director	February 26, 2026
Jeffrey L. McLaren

/s/ LINDA REBROVICK	Director	February 26, 2026
Linda Rebrovick

/s/ A. ALEX JAHANGIR	Director	February 26, 2026
A. Alex Jahangir

/s/ CHARLES E. BEARD, JR.	Director	February 26, 2026
Charles E. Beard, Jr.

/s/ DEBORAH TAYLOR TATE	Director	February 26, 2026
Deborah Taylor Tate