Form 10-Q
period 2026-03-31
HEALTHSTREAM INC
filed 2026-05-06
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, there were 29,215,188 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$48,711	$36,161
Marketable securities	17,787	20,843
Accounts receivable, net	38,435	32,153
Accounts receivable - unbilled	5,009	6,845
Prepaid and other current assets	23,081	23,654
Total current assets	133,023	119,656

Property and equipment, net	10,203	10,661
Capitalized software development, net	45,621	45,581
Operating lease right of use assets, net	14,445	15,272
Goodwill	212,701	217,518
Intangibles, net	63,657	64,930
Other assets	47,791	46,756
Total assets	$527,441	$520,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,086	$7,769
Accrued royalties	6,588	5,595
Accrued liabilities	14,409	11,166
Accrued compensation	4,029	11,199
Deferred revenue	106,402	88,417
Total current liabilities	136,514	124,146

Deferred tax liabilities	17,977	18,246
Deferred revenue, noncurrent	1,320	1,344
Operating lease liability, noncurrent	14,067	14,684
Other long-term liabilities	5,571	7,931
Commitments and contingencies

Shareholders’ equity:
Preferred Stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized; 29,305 and 29,579 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	225,089	231,797
Retained earnings	128,469	123,587
Accumulated other comprehensive loss	(1,566)	(1,361)
Total shareholders’ equity	351,992	354,023
Total liabilities and shareholders’ equity	$527,441	$520,374

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues, net	$81,203	$73,485
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	27,758	25,487
Product development	13,606	12,047
Sales and marketing	12,960	12,149
General and administrative	8,002	8,669
Depreciation and amortization	11,365	10,755
Total operating costs and expenses	73,691	69,107

Operating income	7,512	4,378

Interest income	414	931
Other expense, net	(106)	(61)

Income before income tax provision	7,820	5,248
Income tax provision	1,910	916
Net income	$5,910	$4,332

Net income per share:
Basic	$0.20	$0.14
Diluted	$0.20	$0.14

Weighted average shares of common stock outstanding:
Basic	29,376	30,444
Diluted	29,424	30,587
Dividends declared per share	$0.035	$0.031

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$5,910	$4,332

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(188)	49
Unrealized loss on marketable securities	(17)	(19)
Total other comprehensive (loss) income	(205)	30
Comprehensive income	$5,705	$4,362

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31, 2026
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2025	29,579	$231,797	$123,587	$(1,361)	$354,023
Net income	—	—	5,910	—	5,910
Comprehensive loss	—	—	—	(205)	(205)
Dividends declared on common stock ($0.035 per share)	—	—	(1,028)	—	(1,028)
Stock-based compensation	—	1,309	—	—	1,309
Common stock issued under stock plans, net of shares withheld for employee taxes	68	(582)	—	—	(582)
Excise tax on repurchases of common stock	—	72	—	—	72
Repurchases of common stock	(342)	(7,507)	—	—	(7,507)
Balance at March 31, 2026	29,305	$225,089	$128,469	$(1,566)	$351,992

	Three Months Ended March 31, 2025
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at December 31, 2024	30,432	$252,432	$108,972	$(2,049)	$359,355
Net income	—	—	4,332	—	4,332
Comprehensive income	—	—	—	30	30
Dividends declared on common stock ($0.031 per share)	—	—	(943)	—	(943)
Stock-based compensation	—	1,104	—	—	1,104
Common stock issued under stock plans, net of shares withheld for employee taxes	93	(1,070)	—	—	(1,070)
Balance at March 31, 2025	30,525	$252,466	$112,361	$(2,019)	$362,808

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$5,910	$4,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,365	10,755
Stock-based compensation	1,309	1,104
Amortization of deferred commissions	3,286	3,150
Provision for credit losses	92	237
Deferred income taxes	—	751
Loss on equity method investments	40	72
Other	(160)	(399)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(4,550)	(1,002)
Prepaid royalties	(1,695)	(1,200)
Other prepaid expenses and other current assets	2,300	1,469
Other assets	(2,611)	(2,781)
Accounts payable and accrued expenses	(7,044)	(7,296)
Accrued royalties	994	425
Deferred revenue	17,900	17,457
Net cash provided by operating activities	27,136	27,074

INVESTING ACTIVITIES:
Cash paid for acquisitions	(302)	—
Proceeds from maturities of marketable securities	13,400	11,268
Purchases of marketable securities	(10,197)	(9,171)
Purchases of other investments	(1,750)	(500)
Payments associated with capitalized software development	(6,727)	(7,790)
Purchases of property and equipment	(740)	(1,055)
Net cash used in investing activities	(6,316)	(7,248)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(582)	(1,070)
Payment of cash dividends	(1,028)	(943)
Repurchases of common stock	(6,723)	—
Net cash used in financing activities	(8,333)	(2,013)

Effect of exchange rate changes on cash and cash equivalents	63	7
Net increase in cash and cash equivalents	12,550	17,820
Cash and cash equivalents at beginning of period	36,161	59,469
Cash and cash equivalents at end of period	$48,711	$77,289

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment, accrued but not paid	$262	$197
Capitalized software development, accrued but not paid	$741	$330

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. OVERVIEW AND BASIS OF PRESENTATION

Company Overview

HealthStream primarily provides Software-as-a-Service ("SaaS") based applications for healthcare organizations—all designed to improve business and clinical outcomes by supporting the people who deliver patient care. The Company is focused on helping individuals and organizations in healthcare meet their ongoing learning, clinical development, credentialing, and scheduling needs, whether through the Company's enterprise applications or emerging career networks. The Company also provides its solutions to nursing schools and nursing students.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The Condensed Consolidated Balance Sheet at December 31, 2025 was derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by US GAAP for a complete set of financial statements. For further information, refer to the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2025 (included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2026).

Business Segment

The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. The Company’s business is organized and managed around a consolidated, enterprise approach, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by the CODM), organization structure, compensation, performance assessment, and resource allocation. The Company’s CODM uses consolidated net income to make operating decisions, assess financial performance, and allocate resources. Further, the CODM reviews and utilizes functional expenses (cost of revenues, product development, sales and marketing, general and administrative, and depreciation and amortization) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net income are interest income, other expense, net, and income tax provision, which are reflected in the Condensed Consolidated Statements of Income. Expenditures for additions to long-lived assets for the consolidated entity were $12.2 million and $10.7 million for the three months ended March 31, 2026 and 2025, respectively.

Non-Marketable Equity Investments

The aggregate carrying amounts of non-marketable equity investments accounted for using the measurement alternative for equity investments that do not have readily determinable fair values were $3.0 million and $1.5 million as of  March 31, 2026 and December 31, 2025, respectively, which the Company evaluates for impairment at each reporting period. Cumulatively, there have been no adjustments recorded due to changes in the fair value of the non-marketable equity investments the Company held as of  March 31, 2026. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that  may have a significant adverse effect on the fair value of the investment.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurement

During the three months ended March 31, 2026, the Company recorded a purchase accounting adjustment to reduce the fair value of contingent consideration by $2.3 million related to the MissionCare Collective acquisition from the original estimate recorded based on updated information received from valuation specialists (see Note 9 to the Condensed Consolidated Financial Statements).

	March 31,	December 31,
Contingent Consideration:	2026	2025
Beginning balance	$6,450	$535
Purchases/Initial recognition	(2,300)	6,000
Total (gains) losses:
Included in earnings	—	(85)
Included in other comprehensive income	—	—
Payments	—	—
Ending balance	$4,150	$6,450

2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Loss for Accounts Receivable and Contract Assets. The ASU provides a practical expedient for the calculation of current expected credit losses for current accounts receivable and contract assets, allowing entities to assume that current conditions as of the balance sheet date will persist through the forecast period. The Company adopted the ASU effective January 1, 2026 on a prospective basis and elected the practical expedient for the calculation of current expected credit losses. The adoption did not have a material impact on the Company’s allowance for doubtful accounts.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The standard provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended March 31,
	2026	2025
Subscription services	$78,392	$70,789
Professional services	2,811	2,696
Total revenues, net	$81,203	$73,485

For the  three months ended March 31, 2026 and 2025, the Company recognized $0.1 million and  $0.2 million in impairment losses on receivables and contract assets arising from the Company's contracts with customers, respectively.

During the three months ended  March 31, 2026 and 2025, the Company recognized revenues of $42.7 million and $44.3 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. As of March 31, 2026, approximately $687 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. The Company expects to recognize revenue related to approximately 39% of these remaining performance obligations over the next 12 months, 67% over the next 24 months, and 83% over the next 36 months, with the remaining amounts recognized thereafter.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The Company’s effective tax rate was 24% and 17% for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items. During the three months ended March 31, 2026, the Company recorded discrete tax expense of $0.2 million, which consisted of discrete tax expense associated with stock-based awards and reserves for uncertain tax positions. During the three months ended March 31, 2025, the Company recorded discrete tax benefits of $0.2 million, which consisted of a tax benefit associated with stock-based awards partially offset by discrete tax expense related to reserves for uncertain tax positions.

5. SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

Dividends on Common Stock

During the three months ended March 31, 2026, the Company's Board of Directors (“Board”) declared the following quarterly dividend under the Company's dividend policy (in thousands, except per share data):

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
March 20, 2026	February 23, 2026	$0.035	March 9, 2026	$1,028

Additionally, on May 4, 2026, the Board declared a quarterly cash dividend of $0.035 per share, payable on May 29, 2026 to holders of record on May 18, 2026.

Stock Option Activity

A summary of stock option activity for the three months ended  March 31, 2026 is as follows (in thousands, except weighted-average exercise price).

		Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at beginning of period	233	$22.54
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at end of period	233	$22.54	$33
Exercisable at end of period	90	$20.34	$33

The weighted average remaining contractual term of options outstanding at  March 31, 2026 was 7.8 years.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Share Unit Activity

A summary of Restricted Share Unit ("RSU") activity for the three months ended  March 31, 2026 is as follows (in thousands, except weighted-average grant date fair value):

		Weighted-
	Number of	Average Grant Date	Aggregate
	RSU’s	Fair Value	Intrinsic Value
Outstanding at beginning of period	518	$26.57
Granted	57	20.61
Vested	(95)	24.13
Forfeited	—	—
Outstanding at end of period	480	$26.34	$9,935

The aggregate fair value of RSUs that vested during the three months ended March 31, 2026 and 2025, as of the respective vesting dates, was $2.3 million and $2.9 million, respectively.

Stock-Based Compensation

Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues (excluding depreciation and amortization)	$56	$53
Product development	273	229
Sales and marketing	168	145
General and administrative	812	677
Total stock-based compensation expense	$1,309	$1,104

As of  March 31, 2026, total unrecognized compensation expense related to non-vested stock options, RSUs, and performance-based RSUs where the performance criteria has been established was $8.6 million, net of estimated forfeitures, with a weighted average expense recognition period remaining of 2.7 years.

Share Repurchase Plan

On November 11, 2025, the Board approved a share repurchase program under which the Company was authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company was authorized to make repurchases in the open market, including under Rule 10b5-1 plans, through privately negotiated transactions, or otherwise. The terms of this program provided that it would terminate on the earlier of February 26, 2026 or when the maximum dollar amount had been expended. During the three months ended March 31, 2026, the Company repurchased and subsequently retired 222,978 shares of common stock at an aggregate fair value of $5.0 million, reflecting an average price per share of $22.42 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). This share repurchase program terminated in January 2026 when the maximum dollar amount under this program was expended.

On March 13, 2026, the Company announced the adoption of a new share repurchase program approved by the Board under which the Company is authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company is authorized to make repurchases in the open market, including under Rule 10b5-1 plans, through privately negotiated transactions, or otherwise. This share repurchase program terminates on the earlier of September 12, 2026 or when the maximum dollar amount under the plan has been expended. During the three months ended March 31, 2026, the Company repurchased and subsequently retired 119,367 shares of common stock at an aggregate fair value of $2.5 million under this authorization, reflecting an average price per share of $20.94 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022), and the Company continued to repurchase shares pursuant to this authorization during the second quarter of 2026, repurchasing 90,131 additional shares valued at $1.8 million through April 30, 2026.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 409,000 and 105,000 for the three months ended March 31, 2026 and 2025, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$5,910	$4,332
Denominator:
Weighted-average shares outstanding	29,376	30,444
Effect of dilutive shares	48	143
Weighted-average diluted shares	29,424	30,587

Net income per share:
Basic	$0.20	$0.14
Diluted	$0.20	$0.14

7. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	March 31, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$17,778	$10	$(1)	$17,787
Total	$17,778	$10	$(1)	$17,787

	December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$20,817	$26	$—	$20,843
Total	$20,817	$26	$—	$20,843

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of March 31, 2026 and December 31, 2025, the Company did not recognize any allowance for credit impairments on its available for sale securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. DEBT

Revolving Credit Facility

On March 13, 2026, the Company entered into the First Amendment (the "First Amendment") to Amended and Restated Revolving Credit Agreement, amending the Amended and Restated Revolving Credit Agreement dated October 6, 2023 (the “Revolving Credit Facility"; the Revolving Credit Facility, as amended by the First Amendment, the "Amended Revolving Credit Facility"). The First Amendment made certain revisions to the restricted payments provision in the Revolving Credit Facility (including to broaden the scope of certain parameters restricting dividends and share repurchases by the Company), and did not otherwise change the terms of the Revolving Credit Facility.

The Revolving Credit Facility amended and restated the revolving credit facility dated as of  November 24, 2014, as amended, with certain lenders party thereto from time to time, and Truist, as Administrative Agent for the lenders. Under the Amended Revolving Credit Facility, the Company  may borrow up to $50.0 million, which includes a $5.0 million swingline sub-facility and a $5.0 million letter of credit sub-facility, as well as an accordion feature that allows the Company to increase the Amended Revolving Credit Facility by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The Amended Revolving Credit Facility has a maturity date of  October 6, 2026.

The Company's obligations under the Amended Revolving Credit Facility are unsecured. In addition, if the Company forms or acquires any domestic subsidiaries, the loans and other obligations under the Amended Revolving Credit Facility will be guaranteed by such domestic subsidiaries.

At the Company’s election, the borrowings under the Amended Revolving Credit Facility, other than the swingline loans, bear interest at either (1) a base rate defined as the highest of (a) the rate which the Administrative Agent announces from time to time as its prime lending rate, as in effect from time to time, or (b) the Federal Funds Rate, as in effect from time to time, plus one-half of one percent (0.50%) per annum (any changes in such rates to be effective as of the date of any change in such rate), plus in each case an applicable margin that varies with the company’s funded debt leverage ratio; or (2) a term secured overnight financing rate (“SOFR”) defined as the greater of (a)(i) the forward-looking term rate based on SOFR determined as of the reference time for such interest period with a term equivalent to such interest period plus (ii) a term SOFR adjustment equal to 0.10% per annum and (b) zero, plus, in each case, an applicable margin that varies with the Company’s consolidated total leverage ratio. The Company’s borrowings under the swingline loans bear interest at the base rate plus the applicable margin. The initial applicable margin for base rate loans is 0.50% and the initial applicable margin SOFR loans is 1.50%. The applicable margins will be adjusted quarterly, in each case two (2) business days after the Administrative Agent's receipt of the Company's quarterly financial statements. The Company is also required to pay a commitment fee accruing on the unused revolving commitment, which fee initially is 20 basis points per annum and a letter of credit fee, accruing at a rate per annum equal to the applicable margin for SOFR loans then in effect on the daily average amount of such lender’s letter of credit exposure.

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

The purpose of the Amended Revolving Credit Facility is for general working capital needs, permitted acquisitions (as defined in the Amended and Restated Revolving Credit Agreement), and for stock repurchase and/or redemption transactions that the Company  may authorize.

In addition, the Amended Revolving Credit Facility required the Company to meet certain financial tests, including, without limitation:

•	a funded debt leverage ratio (consolidated debt/consolidated EBITDA) of not greater than 3.0 to 1.0; and

•	an interest coverage ratio (consolidated EBITDA/consolidated interest expense) of not less than 3.0 to 1.0.

In addition, the Amended Revolving Credit Facility contains certain customary affirmative and negative covenants that, among other things, restrict additional indebtedness, liens and encumbrances, changes to the character of the Company’s business, acquisitions, asset dispositions, mergers and consolidations, sale or discount of receivables, creation or acquisitions of additional subsidiaries, and other matters customarily restricted in such agreements.

As of March 31, 2026, the Company was in compliance with all covenants of the Amended Revolving Credit Facility. There were no balances outstanding on the Amended Revolving Credit Facility as of or during the three months ended March 31, 2026.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. BUSINESS COMBINATIONS

Virsys12

On  October 8, 2025, the Company acquired all of the outstanding equity of Virsys12, LLC ("Virsys12"), a Brentwood, Tennessee-based healthcare technology company that offers payers and health plans an innovative provider data management suite used for onboarding, credentialing, and network management. The consideration paid at closing for Virsys12 consisted of approximately $11.4 million payable in cash, after giving effect to customary purchase price adjustments and a post-closing working capital adjustment. In addition, up to an additional $4.0 million in cash may be paid over a three-year period following closing, contingent upon the achievement of certain financial targets. This acquisition expanded the Company's existing provider data management and credentialing solution for payers and health plan enterprises, called Network by HealthStreamTM, which is a part of its broader, market-leading Credentialing application suite. The acquisition was accounted for using the acquisition method of business combination under ASC 805. The results of operations for Virsys12 have been included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition.

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

The following table sets forth the preliminary components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair value	Useful life
Customer relationships	$700	10 years
Developed technology	5,900	5 years
Non-compete	250	5 years
Trade name	200	3 years
Total intangible assets subject to amortization	$7,050

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following unaudited pro forma financial information summarizes the results of operations of the Company and Virsys12 as though the companies were combined as of  January 1, 2024 (in thousands, except per share data):

Three Months Ended March 31,
2025
Total revenues	$75,236
Net income	$4,139
Net income per share - basic	$0.14
Net income per share - diluted	$0.14

These unaudited pro forma combined results of operations include certain adjustments arising from the acquisition, such as amortization of intangible assets, depreciation of property and equipment, and interest expense related to Virsys12's previously outstanding debt. The unaudited pro forma combined results of operations is for informational purposes only and is not indicative of what the Company’s results of operations would have been had the transaction occurred as of January 1, 2024 or to project the Company’s results of operations in any future period.

MissionCare Collective

On December 15, 2025, the Company acquired all of the outstanding equity of MissionCare Collective, LLC ("MissionCare"), a healthcare workforce company that includes the largest caregiver network in the United States. The consideration paid at closing for MissionCare consisted of approximately $24.9 million payable in cash at closing, after giving effect to customary purchase price adjustments and a post-closing working capital adjustment. In addition, 165,684 shares of HealthStream common stock valued at $4.0 million were issued at closing through a private placement, and up to an additional $10.0 million in cash  may be paid over a three-year period following closing, contingent upon the achievement of certain financial targets. The acquisition will be accounted for using the acquisition method of business combination under ASC 805. The results of operations for MissionCare have been included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition.

A summary of the purchase price is as follows (in thousands):

Cash	$24,880
Common stock issued	4,000
Fair value of contingent consideration	2,700
Total consideration	$31,580

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$165
Accounts receivable	618
Prepaid and other current assets	1,046
Deferred tax assets	1,226
Goodwill	14,993
Intangible assets	18,600
Accounts payable and accrued liabilities	(1,238)
Deferred revenue	(3,830)
Net assets acquired	$31,580

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. During the three months ended March 31, 2026, the Company recorded adjustments to intangible assets and contingent consideration based on information received during the period from valuation specialists, as well as recorded the post-closing working capital adjustment, which resulted in the Company recording a measurement period adjustment which decreased goodwill by $4.6 million. The measurement period adjustment had an immaterial effect on current or prior period earnings. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of an indemnification asset and liability related to sales tax attributes, which is preliminarily valued at $1.0 million. The primary intangible assets acquired were customer relationships and developed technology. The fair value estimate for customer relationships intangible asset included significant assumptions regarding prospective financial information with respect to the acquisition, including with respect to revenue growth, customer attrition, EBITDA margin, and the discount rate. The fair value estimate for developed technology intangible asset included significant assumptions, including the estimate of employee hours that would be needed to recreate the technology. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities arising from offering MissionCare products, and expected synergies from integrating MissionCare with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes.

The following table sets forth the preliminary components of identifiable intangible assets and their estimated useful lives as of the acquisition date (in thousands):

	Fair value	Useful life
Customer relationships	$9,000	7 years
Developed technology	8,800	5 years
Trade name	800	8 years
Total intangible assets subject to amortization	$18,600

The following unaudited pro forma financial information summarizes the results of operations of the Company and MissionCare as though the companies were combined as of  January 1, 2024 (in thousands, except per share data):

Three Months Ended March 31,
2025
Total revenues	$75,711
Net income	$4,486
Net income per share - basic	$0.15
Net income per share - diluted	$0.15

These unaudited pro forma combined results of operations include certain adjustments arising from the acquisition, such as amortization of intangible assets. The unaudited pro forma combined results of operations is for informational purposes only and is not indicative of what the Company’s results of operations would have been had the transaction occurred as of January 1, 2024 or to project the Company’s results of operations in any future period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward‑Looking Statements

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Form 10-Q and our audited Consolidated Financial Statements and the Notes thereto for the year ended December 31, 2025, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (the “2025 Form 10-K”). Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” "continue," “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

The Company cautions that forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

In evaluating any forward-looking statement, you should specifically consider the information regarding forward-looking statements set forth above and the risks set forth under the caption Part I, Item 1A. Risk Factors in our 2025 Form 10-K and other disclosures in our 2025 Form 10-K and other filings with the SEC from time to time, as well as other cautionary statements contained elsewhere in this Form 10-Q, including our critical accounting policies and estimates as discussed in this Form 10-Q and our 2025 Form 10-K. We undertake no obligation to update or revise any forward-looking statements. You should read this Form 10-Q with the understanding that our actual future results may be materially different from what we currently expect.

Business Overview

HealthStream primarily provides SaaS based applications for healthcare organizations—all designed to improve business and clinical outcomes by supporting people who deliver patient care. We are focused on helping individuals and organizations in healthcare meet their ongoing learning, clinical development, credentialing, and scheduling needs, through both our enterprise applications and emerging career networks. We also provide our solutions to nursing schools and nursing students.

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

Significant financial metrics for the first quarter of 2026 are set forth in the bullets below.

•	Revenues of $81.2 million, up 10.5% from $73.5 million in the first quarter of 2025

•	Operating income of $7.5 million, up 71.6% from $4.4 million in the first quarter of 2025

•	Net income of $5.9 million, up 36.4% from $4.3 million in the first quarter of 2025

•	Earnings per share (“EPS”) of $0.20 per share (diluted), up from $0.14 per share (diluted) in the first quarter of 2025

•	Adjusted EBITDA[1] of $20.1 million, up 24.1% from $16.2 million in the first quarter of 2025

[1]

Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income and disclosure regarding why we believe adjusted EBITDA provides useful information to investors is included later in this Form 10-Q.

During the first quarter of 2025, we entered into an agreement to sublease a portion of our office space in the Capitol View building in Nashville, Tennessee to optimize our workforce performance to deliver positive results for customers, employees, and shareholders. HealthStream’s corporate headquarters remains in Nashville in the Capitol View building, while we continue to hire new employees both locally and nationally to support our growth. The sublease commenced in April 2025 and will expire in October 2031. We recorded sublease income, net of initial direct cost amortization, of $0.8 million during the three months ended March 31, 2026. In addition, we expect to record sublease income, net, of approximately $2.4 million during the last nine months of 2026 and $3.2 million annually thereafter for the remaining term of the sublease under the caption General and Administrative.

Recent Developments

Macroeconomic and other conditions in the United States that directly or indirectly impact the healthcare industry are challenging in certain respects and may become more challenging based on recent and contemplated changes to various policies and regulations. While healthcare costs continue to increase, government cuts or reimbursement rate reductions affecting healthcare organizations, evolving tariff and trade policies affecting healthcare-related goods and materials, as well as uncertainty surrounding potential policy, regulatory, and economic shifts, continue to be challenging for our healthcare customers. In particular, the federal budget reconciliation legislation enacted on July 4, 2025 includes significant policy changes that may adversely impact healthcare provider organizations, including changes that are expected to decrease access to health insurance and result in significant cuts to federal healthcare spending, particularly within the Medicaid program. We believe that these challenges and uncertainties, particularly among healthcare provider organizations with patient populations more dependent on government-funded reimbursement, have caused, and may continue to cause, some delays in purchasing and non-renewals of our products and services, particularly in relation to elective or non-mandatory products and services.

Macroeconomic challenges also persist in the United States in terms of inflationary pressures that have moderated from recent periods but continue to affect cost structures, ongoing elevated interest rate levels, heightened geopolitical tensions (including as a result of ongoing conflicts in the Middle East), and strained global trade relations. We believe that many of our customers have experienced increased labor, supply chain, capital, and other expenditures associated with recent inflationary pressures. These conditions and challenges impacting the United States economy and our customers in the healthcare industry have adversely affected, and may continue to adversely impact, our business and results of operations.

Key Financial Metrics

Our management utilizes the following financial metrics in connection with managing our business.

•

Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations. Revenues, net, were $81.2 million for the three months ended March 31, 2026, compared to $73.5 million for the three months ended March 31, 2025. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Net Income. Net income represents revenues, net, less all expenses. Net income was $5.9 million for the three months ended March 31, 2026, compared to $4.3 million for the three months ended March 31, 2025. Management utilizes net income in connection with managing our business, including with regard to our capital deployment strategies.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, certain short-term cash incentive bonuses and performance-based equity award grants are based, in whole or in part, on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $20.1 million for the three months ended March 31, 2026, compared to $16.2 million for the three months ended March 31, 2025.

•

Capital Expenditures. Capital expenditures represent cash payments incurred for purchases of property and equipment and during the development phase for projects to develop software and content. Capital expenditures were $7.5 million for the three months ended March 31, 2026, compared to $8.8 million for the three months ended March 31, 2025. Management utilizes this metric in connection with managing the allocation of capitalized expenditures in which the Company invests related to the development of its products and believes that this metric is a key indicator of investment in products relative to their current and expected performance.

Critical Accounting Policies and Estimates

See Notes to the Consolidated Financial Statements in our 2025 Form 10-K and the Notes to the Condensed Consolidated Financial Statements herein which contain additional information regarding our accounting policies and other disclosures required by US GAAP. There have been no changes in our critical accounting policies and estimates from those reported in our 2025 Form 10-K.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenues, net. Revenues increased $7.7 million, or 11%, to $81.2 million for the three months ended March 31, 2026 from $73.5 million for the three months ended March 31, 2025. Subscription revenues increased by $7.6 million, or 11%, and professional services revenues increased by $0.1 million compared to the first quarter of 2025. Compared to the first quarter of 2025, revenue growth for the first quarter of 2026 was positively impacted by $5.7 million of growth across our existing portfolio of solutions and $3.4 million from our acquisitions of Virsys12 and MissionCare completed during the three months ended December 31, 2025, but was partially offset by a $1.4 million reduction from legacy applications.

A comparison of revenues by revenue source is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Percentage Change
Subscription services	$78,392	$70,789	11%
Professional services	2,811	2,696	4%
Total revenues, net	$81,203	$73,485	11%

% of Revenues
Subscription services	97%	96%
Professional services	3%	4%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $2.3 million, or 9%, to $27.8 million for the three months ended March 31, 2026, from $25.5 million for the three months ended March 31, 2025. Cost of revenues as a percentage of revenues were 34% and 35% for the three months ended March 31, 2026 and 2025, respectively. The increase in amount is primarily associated with investments in several areas of our business, primarily in our platform and SaaS applications, resulting in higher labor costs, increased royalties expense, and higher third-party software and cloud hosting expenses, coupled with increases in expenses from the Virsys12 and MissionCare acquisitions.

Product Development. Product development expenses increased $1.6 million, or 13%, to $13.6 million for the three months ended March 31, 2026, from $12.0 million for the three months ended March 31, 2025. Product development expenses as a percentage of revenues were 17% and 16% for the three months ended March 31, 2026 and 2025, respectively. The increase in expense is primarily due to an increase in labor costs along with increases in expenses from the Virsys12 and MissionCare acquisitions.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $0.9 million, or 7%, to $13.0 million for the three months ended March 31, 2026, from $12.1 million for the three months ended March 31, 2025. Sales and marketing expenses were 16% and 17% of revenues for the three months ended March 31, 2026 and 2025, respectively. The increase in amount is primarily due to increased sales commissions and higher labor costs, coupled with increases in expenses from the Virsys12 and MissionCare acquisitions.

General and Administrative. General and administrative expenses decreased $0.7 million, or 8%, to $8.0 million for the three months ended March 31, 2026, from $8.7 million for the three months ended March 31, 2025. General and administrative expenses were 10% and 12% of revenues for the three months ended March 31, 2026 and 2025, respectively. The decrease in amount is primarily due to sublease income associated with the office sublease that commenced during the second quarter of 2025 as noted above, partially offset by increases in expenses from the Virsys12 and MissionCare acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 6%, to $11.4 million for the three months ended March 31, 2026, from $10.8 million for the three months ended March 31, 2025. This increase in amount is due to increased amortization associated with capitalized software coupled with increased amortization associated with the acquired intangibles from Virsys12 and MissionCare.

Interest Income. Interest income was $0.4 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. This decrease is a result of lower cash balances and lower interest rates on invested funds.

Other Expense, Net. Other expense, net was $0.1 million for both the three months ended March 31, 2026 and 2025.

Income Tax Provision. The Company recorded a provision for income taxes of $1.9 million for the three months ended March 31, 2026, compared to $0.9 million for the three months ended March 31, 2025. The Company’s effective tax rate was 24% for the three months ended March 31, 2026, compared to 17% for the three months ended March 31, 2025. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items.

Net Income. Net income was $5.9 million and $4.3 million for the three months ended March 31, 2026 and 2025, respectively. EPS was $0.20 per share (diluted) and $0.14 per share (diluted) for the three months ended March 31, 2026 and 2025, respectively.

Adjusted EBITDA was $20.1 million for the three months ended March 31, 2026, compared to $16.2 million for the three months ended March 31, 2025. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

Reconciliation of Non-GAAP Financial Measures

This Form 10-Q presents adjusted EBITDA, which is a non-GAAP financial measure used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income before interest, income taxes, stock-based compensation, depreciation and amortization, impairments of long-lived assets, changes in fair value of contingent consideration, and changes in fair value of, including gains (losses) on the sale of, non-marketable equity investments (“adjusted EBITDA”) is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items which may not, in any such case, fully reflect the underlying operating performance of our business. Beginning with the presentation of adjusted EBITDA for the year ended December 31, 2025, the Company has included adjustments in the definition of adjusted EBITDA for impairment of long-lived assets and changes in fair value of contingent consideration because the Company believes that these amounts may not be reflective of the underlying operational performance of our business and that including these adjustments is consistent with the intended purpose of adjusted EBITDA with respect to reflecting the underlying operating performance of our business and comparing the Company’s operational performance between periods. We believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operating performance and to compare the Company’s operating performance between periods. In addition, certain short-term cash incentive bonuses and performance-based equity awards are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income, is set forth below (in thousands).

	Three Months Ended March 31,
	2026	2025
GAAP net income	$5,910	$4,332
Interest income	(414)	(931)
Interest expense	25	25
Income tax provision	1,910	916
Stock-based compensation expense	1,309	1,104
Depreciation and amortization	11,365	10,755
Adjusted EBITDA	$20,105	$16,201

Liquidity and Capital Resources

Net cash provided by operating activities increased by $0.1 million to $27.1 million during the three months ended March 31, 2026. The increase in net cash provided by operating activities is primarily due to higher cash receipts from customers during the period, partially offset by higher payments for personnel related expenses and sales commissions. Our days sales outstanding ("DSO") was 39 days for the first quarter of 2026 compared to 37 days for the first quarter of 2025. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, income tax payments, general corporate expenses, and initial direct costs related to the sublease discussed above.

Net cash used in investing activities was $6.3 million for the three months ended March 31, 2026, compared to $7.2 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company invested in marketable securities of $10.2 million, made payments for capitalized software development of $6.7 million, purchased strategic investments of $1.8 million, purchased property and equipment of $0.7 million, and paid a $0.3 million post-closing working capital adjustment related to the acquisition of MissionCare. These uses of cash were partially offset by $13.4 million in maturities of marketable securities. During the three months ended March 31, 2025, the Company invested in marketable securities of $9.2 million, made payments for capitalized software development of $7.8 million, purchased property and equipment of $1.1 million. and purchased an investment of $0.5 million. These uses of cash were partially offset by $11.3 million in maturities of marketable securities.

Net cash used in financing activities was $8.3 million for the three months ended March 31, 2026, compared to $2.0 million for the three months ended March 31, 2025. The uses of cash for the three months ended March 31, 2026 included $6.7 million for repurchases of common stock, $1.0 million for the payment of cash dividends, and $0.6 million for the payment of employee payroll taxes in relation to the vesting of restricted share units. The uses of cash for the three months ended March 31, 2025 included $1.1 million for the payment of employee payroll taxes in relation to the vesting of restricted share units and $0.9 million for the payment of cash dividends.

Our balance sheet reflects negative working capital of $3.5 million at March 31, 2026, compared to negative working capital of $4.5 million at December 31, 2025. The change in working capital is primarily a result of an increase in cash and cash equivalents. The Company’s primary source of liquidity as of March 31, 2026 was $48.7 million of cash and cash equivalents and $17.8 million of marketable securities.

The Company also has a $50.0 million revolving credit facility, the availability of which is subject to certain covenants and minimum liquidity requirements. There currently are no outstanding borrowings under the revolving credit facility. The revolving credit facility expires on October 6, 2026, which we intend to renew on or prior to its expiration. For additional information regarding our revolving credit facility, see Note 8 to the Condensed Consolidated Financial Statements included herein.

On February 20, 2023, we announced that our Board approved a quarterly dividend policy, under which we have paid dividends on a quarterly basis since our adoption of this policy. Under this dividend policy, the Board declared, and the Company paid, quarterly cash dividends on our common stock at the rate of $0.025 per share, $0.028 per share, and $0.031 per share during the years ended December 31, 2023, December 31, 2024, and December 31, 2025, respectively. On February 23, 2026, the Board approved a quarterly cash dividend under this policy of $0.035 per share, which was paid on March 20, 2026 to holders of record of our common stock on March 9, 2026. In addition, on May 4, 2026, the Board approved a quarterly cash dividend under this policy of $0.035 per share, which will be payable on May 29, 2026 to holders of record of our common stock on May 18, 2026.

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

On November 11, 2025, the Board approved a share repurchase program under which the Company was authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company was authorized to make repurchases in the open market, including under Rule 10b5-1 plans, through privately negotiated transactions, or otherwise. The terms of this program provided that it would terminate on the earlier of February 26, 2026, or when the maximum dollar amount had been expended. During the three months ended March 31, 2026, the Company repurchased and subsequently retired 222,978 shares of common stock at an aggregate fair value of $5.0 million, reflecting an average price per share of $22.42 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). This program terminated in January 2026 when the maximum dollar amount under this program was expended.

On March 13, 2026, the Company announced the adoption of a new share repurchase program approved by the Board under which the Company is authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company is authorized to make repurchases in the open market, including under Rule 10b5-1 plans, through privately negotiated transactions, or otherwise. This share repurchase program terminates on the earlier of September 12, 2026 or when the maximum dollar amount under the plan has been expended. During the three months ended March 31, 2026, the Company repurchased 119,367 shares of common stock at an aggregate fair value of $2.5 million under this authorization, reflecting an average price per share of $20.94 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022), and the Company continued to repurchase shares pursuant to this authorization during the second quarter of 2026, repurchasing 90,131 additional shares valued at $1.8 million through April 30, 2026. This share repurchase program does not require the Company to acquire any amount of shares and may be suspended, modified, or discontinued at any time.

We believe that our existing cash, cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility (available through October 6, 2026) will be sufficient to meet anticipated working capital needs, new product development, pay our quarterly dividends, any share repurchases we may elect to make under any future share repurchase program, and fund capital expenditures for at least the next 12 months and for the foreseeable future thereafter.

The Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, debt, or a combination thereof. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to consolidated EBITDA (as defined in our credit facility) and an interest coverage ratio of consolidated EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of March 31, 2026, we were in compliance with all covenants under our revolving credit facility. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot provide assurance that if we need additional financing, it will be available on terms favorable to us or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of March 31, 2026, and during the three months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which were $66.5 million at March 31, 2026. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by $0.2 million.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the first quarter of 2026 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2025, the Company's Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company was authorized to make repurchases in the open market, including under Rule 10b5-1 plans, through privately negotiated transactions, or otherwise. The terms of this program provided that it would terminate on the earlier of February 26, 2026 or when the maximum dollar amount had been expended. During the three months ended March 31, 2026, the Company repurchased and subsequently retired 222,978 shares of common stock at an aggregate fair value of $5.0 million, reflecting an average price per share of $22.42 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). This share repurchase program terminated in January 2026 when the maximum dollar amount under this program was expended.

On March 13, 2026, the Company announced the adoption of a new share repurchase program approved by the Board of Directors under which the Company is authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company is authorized to make repurchases in the open market, including under Rule 10b5-1 plans, through privately negotiated transactions, or otherwise. This share repurchase program terminates on the earlier of September 12, 2026 or when the maximum dollar amount under the plan is expended. During the three months ended March 31, 2026, the Company repurchased 119,367 shares of common stock at an aggregate fair value of $2.5 million under this authorization, reflecting an average price per share of $20.94 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022), and the Company continued to repurchase shares pursuant to this authorization during the second quarter of 2026, repurchasing 90,131 additional shares valued at $1.8 million through April 30, 2026.

The following table presents information with respect to HealthStream's repurchases of common stock during the three months ended March 31, 2026.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (January 1 - January 31)	222,978	$22.42	222,978	$—
Month #2 (February 1 - February 28)	—	—	—	—
Month #3 (March 1 - March 31)	119,367	20.94	119,367	7,500,127
Total	342,345	$21.91	342,345	$7,500,127

(1) The weighted average price paid per share of common stock does not include the cost of broker commissions or the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended March 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408 of Regulation S-K.

In addition, on November 21, 2025, Linda Rebrovick, a member of the Company’s Board of Directors, adopted a trading arrangement that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Securities Exchange Act of 1934, as amended. The trading arrangement, which became effective on March 4, 2026, and has an expiration date of December 31, 2026, provides for the sale of up to an aggregate of 22,000 shares of the Company’s common stock pursuant to pre‑established instructions regarding the timing and amount of shares to be sold. No sales to date have occurred under the plan. Disclosure of the adoption of this trading arrangement was inadvertently omitted from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025, filed on February 26, 2026.

Item 6. Exhibits

(a)	Exhibits

10.1	First Amendment to Amended and Restated Revolving Credit Agreement, dated March 13, 2026 by and between HealthStream, Inc. and Truist Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 13, 2026)
10.2^*	HealthStream, Inc. Amended and Restated 2026 Cash Incentive Bonus Plan
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL
^	Management contract or compensatory plan or arrangement
*	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

May 6, 2026	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer