Form 10-Q
period 2026-06-30
HEALTHSTREAM INC
filed 2026-08-06
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, there were 29,239,955 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$46,169	$36,161
Marketable securities	20,562	20,843
Accounts receivable, net	31,142	32,153
Accounts receivable - unbilled	5,661	6,845
Prepaid and other current assets	26,687	23,654
Total current assets	130,221	119,656

Property and equipment, net	10,169	10,661
Capitalized software development, net	46,638	45,581
Operating lease right of use assets, net	13,818	15,272
Goodwill	212,727	217,518
Intangibles, net	59,970	64,930
Other assets	48,056	46,756
Total assets	$521,599	$520,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,823	$7,769
Accrued royalties	5,114	5,595
Accrued liabilities	11,797	11,166
Accrued compensation	5,919	11,199
Deferred revenue	92,983	88,417
Total current liabilities	122,636	124,146

Deferred tax liabilities	21,952	18,246
Deferred revenue, noncurrent	1,452	1,344
Operating lease liability, noncurrent	13,429	14,684
Other long-term liabilities	5,525	7,931
Commitments and contingencies

Shareholders’ equity:
Preferred Stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized; 29,240 and 29,579 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	224,384	231,797
Retained earnings	134,111	123,587
Accumulated other comprehensive loss	(1,890)	(1,361)
Total shareholders’ equity	356,605	354,023
Total liabilities and shareholders’ equity	$521,599	$520,374

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues, net	$83,732	$74,396	$164,935	$147,881
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	29,015	26,364	56,774	51,851
Product development	13,581	12,073	27,187	24,121
Sales and marketing	13,503	11,808	26,463	23,958
General and administrative	8,037	7,398	16,039	16,066
Depreciation and amortization	11,275	10,867	22,640	21,621
Total operating costs and expenses	75,411	68,510	149,103	137,617

Operating income	8,321	5,886	15,832	10,264

Interest income	475	958	889	1,889
Other (expense) income, net	(100)	23	(204)	(39)

Income before income tax provision	8,696	6,867	16,517	12,114
Income tax provision	2,027	1,478	3,938	2,393
Net income	$6,669	$5,389	$12,579	$9,721

Net income per share:
Basic	$0.23	$0.18	$0.43	$0.32
Diluted	$0.23	$0.18	$0.43	$0.32

Weighted average shares of common stock outstanding:
Basic	29,230	30,320	29,303	30,382
Diluted	29,314	30,450	29,369	30,519
Dividends declared per share	$0.035	$0.031	$0.070	$0.062

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$6,669	$5,389	$12,579	$9,721

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(306)	754	(495)	803
Unrealized loss on marketable securities	(18)	(13)	(34)	(32)
Total other comprehensive (loss) income	(324)	741	(529)	771
Comprehensive income	$6,345	$6,130	$12,050	$10,492

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Six Months Ended June 30, 2026
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2025	29,579	$231,797	$123,587	$(1,361)	$354,023
Net income	—	—	5,910	—	5,910
Comprehensive loss	—	—	—	(205)	(205)
Dividends declared on common stock ($0.035 per share)	—	—	(1,028)	—	(1,028)
Stock-based compensation	—	1,309	—	—	1,309
Common stock issued under stock plans, net of shares withheld for employee taxes	68	(582)	—	—	(582)
Excise tax on repurchases of common stock	—	72	—	—	72
Repurchases of common stock	(342)	(7,507)	—	—	(7,507)
Balance at March 31, 2026	29,305	$225,089	$128,469	$(1,566)	$351,992
Net income	—	—	6,669	—	6,669
Comprehensive loss	—	—	—	(324)	(324)
Dividends declared on common stock ($0.035 per share)	—	—	(1,027)	—	(1,027)
Stock-based compensation	—	1,106	—	—	1,106
Common stock issued under stock plans, net of shares withheld for employee taxes	25	—	—	—	—
Excise tax on repurchases of common stock	—	(12)	—	—	(12)
Repurchases of common stock	(90)	(1,799)	—	—	(1,799)
Balance at June 30, 2026	29,240	$224,384	$134,111	$(1,890)	$356,605

	Six Months Ended June 30, 2025
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at December 31, 2024	30,432	$252,432	$108,972	$(2,049)	$359,355
Net income	—	—	4,332	—	4,332
Comprehensive income	—	—	—	30	30
Dividends declared on common stock ($0.031 per share)	—	—	(943)	—	(943)
Stock-based compensation	—	1,104	—	—	1,104
Common stock issued under stock plans, net of shares withheld for employee taxes	93	(1,070)	—	—	(1,070)
Balance at March 31, 2025	30,525	$252,466	$112,361	$(2,019)	$362,808
Net income	—	—	5,389	—	5,389
Comprehensive income	—	—	—	741	741
Dividends declared on common stock ($0.031 per share)	—	—	(946)	—	(946)
Stock-based compensation	—	836	—	—	836
Common stock issued under stock plans, net of shares withheld for employee taxes	22	(5)	—	—	(5)
Excise tax on repurchases of common stock	—	(135)	—	—	(135)
Repurchases of common stock	(650)	(18,121)	—	—	(18,121)
Balance at June 30, 2025	29,897	$235,041	$116,804	$(1,278)	$350,567

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$12,579	$9,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,640	21,621
Stock-based compensation	2,415	1,940
Amortization of deferred commissions	6,872	6,017
Provision for credit losses	222	391
Deferred income taxes	3,724	467
Loss on equity method investments	66	107
Other	(356)	(776)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	1,944	3,465
Prepaid royalties	(126)	261
Other prepaid expenses and other current assets	(2,525)	(1,989)
Other assets	(5,989)	(8,596)
Accounts payable and accrued expenses	(5,031)	(3,858)
Accrued royalties	(481)	(366)
Deferred revenue	4,613	3,692
Net cash provided by operating activities	40,567	32,097

INVESTING ACTIVITIES:
Cash paid for acquisitions	(312)	—
Proceeds from maturities of marketable securities	23,300	26,073
Purchases of marketable securities	(22,693)	(26,100)
Purchases of other investments	(2,600)	(500)
Payments associated with capitalized software development	(14,251)	(14,500)
Purchases of property and equipment	(1,650)	(3,372)
Net cash used in investing activities	(18,206)	(18,399)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(582)	(1,075)
Payment of earn-outs related to acquisitions	(401)
Payment of cash dividends	(2,055)	(1,890)
Repurchases of common stock	(9,306)	(18,121)
Net cash used in financing activities	(12,344)	(21,086)

Effect of exchange rate changes on cash and cash equivalents	(9)	21
Net increase (decrease) in cash and cash equivalents	10,008	(7,367)
Cash and cash equivalents at beginning of period	36,161	59,469
Cash and cash equivalents at end of period	$46,169	$52,102

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment, accrued but not paid	$208	$87
Capitalized software development, accrued but not paid	$923	$611

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Business Segment

The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. The Company’s business is organized and managed around a consolidated, enterprise approach, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by the CODM), organization structure, compensation, performance assessment, and resource allocation. The Company’s CODM uses consolidated net income to make operating decisions, assess financial performance, and allocate resources. Further, the CODM reviews and utilizes functional expenses (cost of revenues, product development, sales and marketing, general and administrative, and depreciation and amortization) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net income are interest income, other expense, net, and income tax provision, which are reflected in the Condensed Consolidated Statements of Income. Expenditures for additions to long-lived assets for the consolidated entity were $24.2 million and $23.2 million for the six months ended June 30, 2026 and 2025, respectively.

Non-Marketable Equity Investments

The aggregate carrying amounts of non-marketable equity investments accounted for using the measurement alternative for equity investments that do not have readily determinable fair values were $3.0 million and $1.5 million as of  June 30, 2026 and December 31, 2025, respectively, which the Company evaluates for impairment at each reporting period. Cumulatively, there have been no adjustments recorded due to changes in the fair value of the non-marketable equity investments the Company held as of  June 30, 2026. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that  may have a significant adverse effect on the fair value of the investment.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurement

In connection with the acquisitions of Total Clinical Placement System ("TCPS") in October 2024, The Clinical Hub, Inc. ("The Clinical Hub") in November 2024, Virsys12, LLC ("Virsys12") in October 2025, and MissionCare Collective LLC ("MissionCare") in December 2025, a portion of the purchase price payable by the Company was in the form of contingent consideration. During the three and six months ended June 30, 2026 and 2025, the Company recorded contingent consideration liabilities representing the estimated fair value of future earnout payments to the former owners of such entities in connection with these acquisitions, contingent upon the achievement of specified revenue milestones. The contingent consideration liability is remeasured to fair value each reporting period, with changes recognized in general and administrative expense in the Condensed Consolidated Statements of Income. The Company classifies this liability within Level 3 of the fair value hierarchy because the valuation relies on significant unobservable inputs. As of June 30, 2026, the Company's ending balance contained liabilities related to TCPS, Virsys12, and MissionCare.

Contingent Consideration	2026	2025
Balance at January 1	6,450	535
Purchases / Initial recognition	(2,300)
Total (gains) losses:
Included in earnings
Included in other comp income
Payments
Balance at March 31	$4,150	$535
Purchases / Initial recognition
Total (gains) losses:
Included in earnings	(4)
Included in other comp income
Payments	(401)
Balance at June 30	$3,745	$535

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. REVENUE RECOGNITION

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Subscription services	$79,986	$71,941	$158,377	$142,730
Professional services	3,746	2,455	6,558	5,151
Total revenues, net	$83,732	$74,396	$164,935	$147,881

For the  three months ended June 30, 2026 and 2025, the Company recognized $0.1 million and  $0.2 million in impairment losses on receivables and contract assets arising from the Company's contracts with customers, respectively. For the  six months ended June 30, 2026 and 2025, the Company recognized  $0.2 million and  $0.4 million in impairment losses on receivables and contract assets arising from the Company's contracts with customers, respectively.

During the three months ended  June 30, 2026 and 2025, the Company recognized revenues of $51.1 million and $49.1 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. During the six months ended June 30, 2026 and 2025, the Company recognized revenues of $69.0 million and $69.1 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. As of June 30, 2026, approximately $685 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. The Company expects to recognize revenue related to approximately 40% of these remaining performance obligations over the next 12 months, 68% over the next 24 months, and 85% over the next 36 months, with the remaining amounts recognized thereafter.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The Company’s effective tax rate was 24% and 20% for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items.

5. SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

Dividends on Common Stock

During the six months ended June 30, 2026, the Company's Board of Directors (“Board”) declared the following quarterly dividends under the Company's dividend policy (in thousands, except per share data):

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
March 20, 2026	February 23, 2026	$0.035	March 9, 2026	$1,028
May 29, 2026	May 4, 2026	$0.035	May 18, 2026	$1,027

Additionally, on August 3, 2026, the Board declared a quarterly cash dividend of $0.035 per share, payable on August 28, 2026 to holders of record on August 17, 2026.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Option Activity

A summary of stock option activity for the three months ended June 30, 2026 is as follows (in thousands, except weighted-average exercise price).

		Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at beginning of period	233	$22.54
Granted	38	23.96
Exercised	—	—
Expired	—	—
Forfeited	(3)	23.93
Outstanding at end of period	268	$22.73	$1,210
Exercisable at end of period	90	$20.34	$622

The weighted average remaining contractual term of options outstanding at  June 30, 2026 was 7.8 years.

Restricted Share Unit Activity

A summary of Restricted Share Unit ("RSU") activity for the three months ended  June 30, 2026 is as follows (in thousands, except weighted-average grant date fair value):

		Weighted-
	Number of	Average Grant Date	Aggregate
	RSU’s	Fair Value	Intrinsic Value
Outstanding at beginning of period	480	$26.34
Granted	31	24.67
Vested	(25)	26.20
Forfeited	(10)	26.82
Outstanding at end of period	476	$26.23	$12,980

The aggregate fair value of RSUs that vested during both the three months ended June 30, 2026 and 2025, as of the respective vesting dates, was $0.6 million.

Stock-Based Compensation

Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues (excluding depreciation and amortization)	$51	$50	$107	$103
Product development	239	198	512	428
Sales and marketing	141	109	309	253
General and administrative	675	479	1,487	1,156
Total stock-based compensation expense	$1,106	$836	$2,415	$1,940

As of  June 30, 2026, total unrecognized compensation expense related to non-vested stock options, RSUs, and performance-based RSUs where the performance criteria has been established was $8.6 million, net of estimated forfeitures, with a weighted average expense recognition period remaining of 2.7 years.

Share Repurchase Plan

On November 11, 2025, the Board approved a share repurchase program under which the Company was authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company was authorized to make repurchases in the open market, including under Rule 10b5-1 plans, through privately negotiated transactions, or otherwise. The terms of this program provided that it would terminate on the earlier of February 26, 2026 or when the maximum dollar amount had been expended. During the six months ended June 30, 2026, the Company repurchased and subsequently retired 222,978 shares of common stock at an aggregate fair value of $5.0 million under this authorization, reflecting an average price per share of $22.42 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). This share repurchase program terminated in January 2026 when the maximum dollar amount under this program was expended.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 13, 2026, the Company announced the adoption of a new share repurchase program approved by the Board under which the Company is authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company is authorized to make repurchases in the open market, including under Rule 10b5-1 plans, through privately negotiated transactions, or otherwise. This share repurchase program terminates on the earlier of September 12, 2026 or when the maximum dollar amount under the plan has been expended. During the three months ended  June 30, 2026, the Company repurchased and subsequently retired 90,131 shares of common stock at an aggregate fair value of $1.8 million under this authorization, reflecting an average price per share of $19.95 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). During the six months ended June 30, 2026, the Company repurchased 209,498 shares of common stock at an aggregate fair value of $4.3 million under this authorization, reflecting an average price per share of $20.51 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022).

In the aggregate, during the six months ended June 30, 2026, the Company repurchased 432,476 shares of common stock at an aggregate fair value of $9.3 million under both of the share repurchase programs described above, reflecting an average price per share of $21.50 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022).

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 380,000 and 184,000 for the three months ended June 30, 2026 and 2025, respectively, and 394,000 and 145,000 for the six months ended June 30, 2026 and 2025, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$6,669	$5,389	$12,579	$9,721
Denominator:
Weighted-average shares outstanding	29,230	30,320	29,303	30,382
Effect of dilutive shares	84	130	66	137
Weighted-average diluted shares	29,314	30,450	29,369	30,519

Net income per share:
Basic	$0.23	$0.18	$0.43	$0.32
Diluted	$0.23	$0.18	$0.43	$0.32

7. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	June 30, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$20,570	$1	$(9)	$20,562
Total	$20,570	$1	$(9)	$20,562

	December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$20,817	$26	$—	$20,843
Total	$20,817	$26	$—	$20,843

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of June 30, 2026 and December 31, 2025, the Company did not recognize any allowance for credit impairments on its available for sale securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

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

As of June 30, 2026, the Company was in compliance with all covenants of the Amended Revolving Credit Facility. There were no balances outstanding on the Amended Revolving Credit Facility as of or during the three and six months ended June 30, 2026.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. BUSINESS COMBINATIONS

Virsys12

On  October 8, 2025, the Company acquired all of the outstanding equity of Virsys12, a Brentwood, Tennessee-based healthcare technology company that offers payers and health plans an innovative provider data management suite used for onboarding, credentialing, and network management. The consideration paid at closing for Virsys12 consisted of approximately $11.4 million payable in cash, after giving effect to customary purchase price adjustments and a post-closing working capital adjustment. In addition, up to an additional $4.0 million in cash may be paid over a three-year period following closing, contingent upon the achievement of certain revenue targets. This acquisition expanded the Company's existing provider data management and credentialing solution for payers and health plan enterprises, called Network by HealthStreamTM, which is a part of its broader, market-leading Credentialing application suite. The acquisition was accounted for using the acquisition method of business combination under ASC 805. The results of operations for Virsys12 have been included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition.

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

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of an indemnification asset and liability related to sales tax attributes, which is preliminarily valued at $0.4 million. The primary intangible asset acquired was developed technology. The fair value estimate for developed technology intangible asset included significant assumptions in the prospective financial information, such as revenue growth, obsolescence factor, EBITDA margin, and discount rate. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering Virsys12 products, and expected synergies from integrating Virsys12 with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes.

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following unaudited pro forma financial information summarizes the results of operations of the Company and Virsys12 as though the companies were combined as of  January 1, 2024 (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Total revenues	$76,307	$151,543
Net income	$5,362	$9,501
Net income per share - basic	$0.18	$0.31
Net income per share - diluted	$0.18	$0.31

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

MissionCare Collective

On December 15, 2025, the Company acquired all of the outstanding equity of MissionCare, a healthcare workforce company that includes the largest caregiver network in the United States. The consideration paid at closing for MissionCare consisted of approximately $24.9 million payable in cash at closing, after giving effect to customary purchase price adjustments and a post-closing working capital adjustment. In addition, 165,684 shares of HealthStream common stock valued at $4.0 million were issued at closing through a private placement, and up to an additional $10.0 million in cash  may be paid over a three-year period following closing, contingent upon the achievement of certain revenue targets. The acquisition was accounted for using the acquisition method of business combination under ASC 805. The results of operations for MissionCare have been included in the Company’s Condensed Consolidated Financial Statements from the date of acquisition.

A summary of the purchase price is as follows (in thousands):

Cash	$24,880
Common stock issued	4,000
Fair value of contingent consideration	2,700
Total consideration	$31,580

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$165
Accounts receivable	601
Prepaid and other current assets	1,046
Deferred tax assets	973
Goodwill	15,262
Intangible assets	18,600
Accounts payable and accrued liabilities	(1,237)
Deferred revenue	(3,830)
Net assets acquired	$31,580

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. During the six months ended June 30, 2026, the Company recorded adjustments to accounts receivable, deferred tax assets, intangible assets, and contingent consideration based on information received during the period, including from valuation specialists, as well as recorded the post-closing working capital adjustment, which resulted in the Company recording a measurement period adjustment which decreased goodwill by $4.4 million. The measurement period adjustment had an immaterial effect on current or prior period earnings. The primary areas of the preliminary purchase price allocation that are not finalized include the composition and valuation of an indemnification asset and liability related to sales tax attributes, which is preliminarily valued at $1.0 million. The primary intangible assets acquired were customer relationships and developed technology. The fair value estimate for customer relationships intangible asset included significant assumptions regarding prospective financial information with respect to the acquisition, including with respect to revenue growth, customer attrition, EBITDA margin, and the discount rate. The fair value estimate for developed technology intangible asset included significant assumptions, including the estimate of employee hours that would be needed to recreate the technology. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities arising from offering MissionCare products, and expected synergies from integrating MissionCare with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes.

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

The following unaudited pro forma financial information summarizes the results of operations of the Company and MissionCare as though the companies were combined as of  January 1, 2024 (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Total revenues	$76,802	$152,513
Net income	$5,508	$9,994
Net income per share - basic	$0.18	$0.33
Net income per share - diluted	$0.18	$0.33

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

10. LITIGATION

In connection with its business, the Company is from time to time involved in various legal actions. These legal actions may be subject to significant complexities and uncertainties, some of which are beyond the Company’s control, and may allege substantial or indeterminate monetary damages. Based on current information, management does not believe that the ultimate resolution of pending legal matters will have a material adverse effect on the Company’s consolidated financial position or liquidity. However, an adverse outcome in one or more pending legal matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

The Company accrues for loss contingencies when it is both probable that a loss has been incurred and when the amount of the loss can be reasonably estimated. If a loss or additional loss with respect to material legal matters is reasonably possible and the Company is able to estimate the possible loss or range of loss, the Company discloses the estimate of the possible loss or range of loss, if material and as required. However, the Company may be unable to estimate a possible loss or range of loss in some instances based on the significant uncertainties involved in, and/or the preliminary nature of, certain legal matters.

On May 27, 2026, a putative collective action complaint styled Tanesha Riley v HealthStream, Inc. was filed in the United States District Court for the Middle District of Tennessee. The plaintiff alleges that certain employees in Solution Executive sales roles were misclassified as exempt employees and were not paid overtime in violation of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks back wages, liquidated damages, pre-judgment interest, and attorneys’ fees. On July 21, 2026, the Company filed its answer defending against these claims. Because this matter is in its initial discovery phase and is otherwise at an early stage, the Company is unable to estimate a possible loss or range of loss, if any, related to this matter. The Company denies the allegations and intends to defend the matter vigorously.

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

Significant financial metrics for the second quarter of 2026 are set forth in the bullets below.

•	Revenues of $83.7 million, up 12.5% from $74.4 million in the second quarter of 2025

•	Operating income of $8.3 million, up 41.4% from $5.9 million in the second quarter of 2025

•	Net income of $6.7 million, up 23.8% from $5.4 million in the second quarter of 2025

•	Earnings per share (“EPS”) of $0.23 per share (diluted), up from $0.18 per share (diluted) in the second quarter of 2025

•	Adjusted EBITDA[1] of $20.6 million, up 16.9% from $17.6 million in the second quarter of 2025

[1]

Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income and disclosure regarding why we believe adjusted EBITDA provides useful information to investors is included later in this Form 10-Q.

During the first quarter of 2025, we entered into an agreement to sublease a portion of our office space in the Capitol View building in Nashville, Tennessee to optimize our workforce performance to deliver positive results for customers, employees, and shareholders. HealthStream’s corporate headquarters remains in Nashville in the Capitol View building, while we continue to hire new employees both locally and nationally to support our growth. The sublease commenced in April 2025 and will expire in October 2031. We recorded sublease income, net of initial direct cost amortization, of $0.8 million and $1.6 million during the three and six months ended June 30, 2026, respectively. In addition, we expect to record sublease income, net, of approximately $1.6 million during the last six months of 2026 and $3.2 million annually thereafter for the remaining term of the sublease under the caption General and Administrative.

Recent Developments

Macroeconomic and other conditions in the United States that directly or indirectly impact the healthcare industry have been challenging in certain respects, and may continue to be challenging based on recent legislative, regulatory, and other developments and contemplated changes to various policies and regulations. In particular, the federal budget reconciliation legislation enacted on July 4, 2025 includes significant policy changes that may adversely impact healthcare provider organizations, including changes that are expected to decrease access to health insurance and result in significant cuts to federal healthcare spending, particularly within the Medicaid program. While healthcare costs continue to increase, government cuts or reimbursement rate reductions affecting healthcare organizations, evolving tariff and trade policies affecting healthcare-related goods and materials, as well as uncertainty surrounding potential policy, regulatory, and economic shifts, continue to be challenging for our healthcare customers. For example, the enhanced subsidies available for individuals to purchase coverage through Affordable Care Act marketplaces expired on December 31, 2025, increasing coverage costs for many individuals. In addition, the federal budget reconciliation legislation enacted on July 4, 2025 includes significant policy changes, including changes that are expected to decrease access to health insurance and result in significant cuts to federal healthcare spending, particularly within the Medicaid program. Taking into account these developments, the number of individuals with Affordable Care Act marketplace coverage has declined since 2025. We believe that these developments have caused, and may continue to cause, financial pressures among our customers in the healthcare industry that may negatively impact demand for our products and services, particularly in relation to our non-mandatory products and services.

Macroeconomic challenges also persist in the United States in terms of inflationary pressures that have moderated in comparison to certain earlier periods but continue to affect cost structures, ongoing elevated interest rate levels, heightened geopolitical tensions (including as a result of ongoing conflicts in the Middle East), and strained global trade relations. We believe that many of our customers have experienced increased labor, supply chain, capital, and other expenditures associated with recent inflationary pressures. These conditions and challenges impacting the United States economy and our customers in the healthcare industry have adversely affected, and may continue to adversely impact, our business and results of operations.

Key Financial Metrics

Our management utilizes the following financial metrics in connection with managing our business.

•

Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations. Revenues, net, were $83.7 million and $164.9 million for the three and six months ended June 30, 2026, compared to $74.4 million and $147.9 million for the three and six months ended June 30, 2025. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Net Income. Net income represents revenues, net, less all expenses. Net income was $6.7 million and $12.6 million for the three and six months ended June 30, 2026, compared to $5.4 million and $9.7 million for the three and six months ended June 30, 2025. Management utilizes net income in connection with managing our business, including with regard to our capital deployment strategies.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, certain short-term cash incentive bonuses and performance-based equity award grants are based, in whole or in part, on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $20.6 million and $40.7 million for the three and six months ended June 30, 2026, compared to $17.6 million and $33.8 million for the three and six months ended June 30, 2025.

•

Capital Expenditures. Capital expenditures represent cash payments incurred for purchases of property and equipment and during the development phase for projects to develop software and content. Capital expenditures were $8.4 million and $15.9 million for the three and six months ended June 30, 2026, compared to $9.0 million and $17.9 million for the three and six months ended June 30, 2025. Management utilizes this metric in connection with managing the allocation of capitalized expenditures in which the Company invests related to the development of its products and believes that this metric is a key indicator of investment in products relative to their current and expected performance.

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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenues, net. Revenues increased $9.3 million, or 13%, to $83.7 million for the three months ended June 30, 2026 from $74.4 million for the three months ended June 30, 2025. Subscription revenues increased by $8.0 million, or 11%, and professional services revenues increased by $1.3 million compared to the second quarter of 2025. Compared to the second quarter of 2025, revenue growth for the second quarter of 2026 was positively impacted by $3.1 million from our acquisitions of Virsys12 and MissionCare completed during the fourth quarter of 2025 and $7.5 million from growth across our existing portfolio solutions, of which $2.0 million related to a variable consideration constraint, which has been resolved and recognized as a cumulative catch-up in accordance with ASC 606 during the second quarter of 2026, partially offset by a $1.3 million reduction from legacy applications.

A comparison of revenues by revenue source is as follows (in thousands):

	Three Months Ended June 30,
	2026	2025	Percentage Change
Subscription services	$79,986	$71,941	11%
Professional services	3,746	2,455	53%
Total revenues, net	$83,732	$74,396	13%

% of Revenues
Subscription services	96%	97%
Professional services	4%	3%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $2.7 million, or 10%, to $29.0 million for the three months ended June 30, 2026, from $26.4 million for the three months ended June 30, 2025. Cost of revenues as a percentage of revenues were 35% for both the three months ended June 30, 2026 and 2025. The increase in amount is primarily associated with growth in several areas of our business, resulting in higher third-party software expenses, labor costs, cloud hosting expenses, and royalties expense, coupled with increases in expenses from the Virsys12 and MissionCare acquisitions.

Product Development. Product development expenses increased $1.5 million, or 12%, to $13.6 million for the three months ended June 30, 2026, from $12.1 million for the three months ended June 30, 2025. Product development expenses as a percentage of revenues were 16% for both the three months ended June 30, 2026 and 2025. The increase in expense is primarily due to an increase in labor costs along with increases in expenses from the Virsys12 and MissionCare acquisitions.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $1.7 million, or 14%, to $13.5 million for the three months ended June 30, 2026, from $11.8 million for the three months ended June 30, 2025. Sales and marketing expenses as a percentage of revenue were 16% for both the three months ended June 30, 2026 and 2025. The increase in amount is primarily due to increased sales commissions, along with increases in expenses from the Virsys12 and MissionCare acquisitions.

General and Administrative. General and administrative expenses increased $0.6 million, or 9%, to $8.0 million for the three months ended June 30, 2026, from $7.4 million for the three months ended June 30, 2025. General and administrative expenses as a percentage of revenue were 10% for both the three months ended June 30, 2026 and 2025. The increase in amount is primarily due to higher professional services expenses along with increases in expenses from the Virsys12 and MissionCare acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million, or 4%, to $11.3 million for the three months ended June 30, 2026, from $10.9 million for the three months ended June 30, 2025. This increase in amount is due to increased amortization associated with capitalized software coupled with increased amortization associated with the acquired intangibles from Virsys12 and MissionCare.

Interest Income. Interest income was $0.5 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively. This decrease is a result of lower cash balances and lower interest rates on invested funds.

Other (Expense) Income, Net. Other (expense) income, net was expense of $0.1 million and income of $23,000 for the three months ended June 30, 2026 and 2025, respectively.

Income Tax Provision. The Company recorded a provision for income taxes of $2.0 million for the three months ended June 30, 2026, compared to $1.5 million for the three months ended June 30, 2025. The Company’s effective tax rate was 23% for the three months ended June 30, 2026, compared to 22% for the three months ended June 30, 2025. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items.

Net Income. Net income was $6.7 million and $5.4 million for the three months ended June 30, 2026 and 2025, respectively. EPS was $0.23 per share (diluted) and $0.18 per share (diluted) for the three months ended June 30, 2026 and 2025, respectively.

Adjusted EBITDA was $20.6 million for the three months ended June 30, 2026, compared to $17.6 million for the three months ended June 30, 2025. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenues, net. Revenues increased $17.1 million, or 12%, to $164.9 million for the six months ended June 30, 2026 from $147.9 million for the six months ended June 30, 2025. Subscription revenues increased by $15.6 million, or 11%, and professional services revenues increased by $1.4 million compared to the six months ended June 30, 2025. Compared to the six months ended June 30, 2025, revenue growth for the six months ended June 30, 2026 was positively impacted by $13.2 million of growth across our existing portfolio of solutions, of which $2.0 million related to a contract subject to the variable consideration constraint, which has been resolved and recognized as a cumulative catch-up in accordance with ASC 606 during the second quarter of 2026, and $6.6 million from our acquisitions of Virsys12 and MissionCare completed during the three months ended December 31, 2025, partially offset by a $2.7 million reduction from legacy applications.

A comparison of revenues by revenue source is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025	Percentage Change
Subscription services	$158,377	$142,730	11%
Professional services	6,558	5,151	27%
Total revenues, net	$164,935	$147,881	12%

% of Revenues
Subscription services	96%	97%
Professional services	4%	3%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $4.9 million, or 9%, to $56.8 million for the six months ended June 30, 2026, from $51.9 million for the six months ended June 30, 2025. Cost of revenues as a percentage of revenues were 34% and 35% for the six months ended June 30, 2026 and 2025, respectively. The increase in amount is primarily associated with growth in several areas of our business, resulting in third-party software costs, labor costs, royalties expense, and cloud hosting expenses, coupled with increases in expenses from the Virsys12 and MissionCare acquisitions.

Product Development. Product development expenses increased $3.1 million, or 13%, to $27.2 million for the six months ended June 30, 2026, from $24.1 million for the six months ended June 30, 2025. Product development expenses as a percentage of revenues were 16% for both the six months ended June 30, 2026 and 2025. The increase in expense is primarily due to an increase in labor costs along with increases in expenses from the Virsys12 and MissionCare acquisitions.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $2.5 million, or 10%, to $26.5 million for the six months ended June 30, 2026, from $24.0 million for the six months ended June 30, 2025. Sales and marketing expenses as a percentage of revenues were 16% for both the six months ended June 30, 2026 and 2025. The increase in amount is primarily due to increased sales commissions along with increases in expenses from the Virsys12 and MissionCare acquisitions.

General and Administrative. General and administrative expenses decreased $30,000, or less than 1%, to $16.0 million for the six months ended June 30, 2026, from $16.1 million for the six months ended June 30, 2025. General and administrative expenses as a percentage of revenues were 10% and 11% for the six months ended June 30, 2026 and 2025, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million, or 5%, to $22.6 million for the six months ended June 30, 2026, from $21.6 million for the six months ended June 30, 2025. This increase in amount is due to increased amortization associated with capitalized software coupled with increased amortization associated with the acquired intangibles from Virsys12 and MissionCare.

Interest Income. Interest income was $0.9 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively. This decrease is a result of lower cash balances and lower interest rates on invested funds.

Other (Expense) Income Net. Other (expense) income, net was expense of $0.2 million and $39,000 for the six months ended June 30, 2026 and 2025, respectively.

Income Tax Provision. The Company recorded a provision for income taxes of $3.9 million for the six months ended June 30, 2026, compared to $2.4 million for the six months ended June 30, 2025. The Company’s effective tax rate was 24% for the six months ended June 30, 2026, compared to 20% for the six months ended June 30, 2025. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items.

Net Income. Net income was $12.6 million and $9.7 million for the six months ended June 30, 2026 and 2025, respectively. EPS was $0.43 per share (diluted) and $0.32 per share (diluted) for the six months ended June 30, 2026 and 2025, respectively.

Adjusted EBITDA was $40.7 million for the six months ended June 30, 2026, compared to $33.8 million for the six months ended June 30, 2025. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income, is set forth below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP net income	$6,669	$5,389	$12,579	$9,721
Interest income	(475)	(958)	(889)	(1,889)
Interest expense	25	25	50	50
Income tax provision	2,027	1,478	3,938	2,393
Stock-based compensation expense	1,106	836	2,415	1,940
Depreciation and amortization	11,275	10,867	22,640	21,621
Fair value adjustment on contingent consideration	(4)	—	(4)	—
Adjusted EBITDA	$20,623	$17,637	$40,729	$33,836

Cybersecurity Incident

As disclosed in a Current Report on Form 8-K filed by us on July 29, 2026 (the “July 29 Form 8-K”), the Company detected that it had experienced a cybersecurity incident in which an unauthorized third party gained access to a limited portion of files on the Company’s corporate file server. Following such detection, the Company initiated response protocols, launched an investigation, which remains ongoing, engaged the services of cybersecurity and forensics specialists and advisors, and notified certain law enforcement authorities. The Company did not experience any interruption in its business operations in connection with this incident. In addition, based on our investigation to date, we do not believe that any customer-facing systems were accessed or compromised.

Based on our investigation to date, the Company believes that certain information of our employees, as well as billing related information of certain customers and vendors, and corporate and legal information of the Company, was accessed and/or exfiltrated from the Company’s corporate file servers as the result of the incident. In addition, based on our investigation to date, the Company believes that, for approximately 65 of our credentialing customers, certain customer data that previously had been copied to the Company’s corporate file servers for purposes of data conversion, analytics, and troubleshooting for these customers, was accessed and exfiltrated. Further, based on our ongoing investigation to date, we now believe that a limited subset of likely 3 of these 65 customer files contained protected health information (“PHI”), as defined by the Health Insurance Portability and Accountability Act (“HIPAA”).

We have incurred, and expect to continue to incur, certain expenses related to this incident, including, among others, expenses to respond to, remediate and investigate this incident. To the extent required by contract or law, the Company will ensure that any additional notification is provided to individuals, entities, and regulatory agencies. While the Company’s investigation is ongoing, based on information currently known, the Company does not expect that this incident will have a material adverse impact on the Company’s business, operations or financial results. For additional information, see the July 29 Form 8-K.

Liquidity and Capital Resources

Net cash provided by operating activities increased by $8.5 million to $40.6 million during the six months ended June 30, 2026. The increase in net cash provided by operating activities is primarily due to higher cash receipts from customers during the period, partially offset by higher payments for personnel related expenses, sales commissions, and third-party software. Our days sales outstanding ("DSO") was 38 days for the second quarter of 2026 compared to 35 days for the second quarter of 2025. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, income tax payments, and general corporate expenses.

Net cash used in investing activities was $18.2 million for the six months ended June 30, 2026, compared to $18.4 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company invested in marketable securities of $22.7 million, made payments for capitalized software development of $14.3 million, purchased strategic investments of $2.6 million, purchased property and equipment of $1.7 million, and paid a $0.3 million post-closing working capital adjustment related to the acquisition of MissionCare. These uses of cash were partially offset by $23.3 million in maturities of marketable securities. During the six months ended June 30, 2025, the Company invested in marketable securities of $26.1 million, made payments for capitalized software development of $14.5 million, purchased property and equipment of $3.4 million, and purchased an investment of $0.5 million. These uses of cash were partially offset by $26.1 million in maturities of marketable securities.

Net cash used in financing activities was $12.3 million for the six months ended June 30, 2026, compared to $21.1 million for the six months ended June 30, 2025. The uses of cash for the six months ended June 30, 2026 included $9.3 million for repurchases of common stock, $2.1 million for the payment of cash dividends, $0.6 million for the payment of employee payroll taxes in relation to the vesting of restricted share units, and $0.4 million for an earn-out payment related to a prior acquisition. The uses of cash for the six months ended June 30, 2025 included $18.1 million for repurchases of common stock, $1.9 million for the payment of cash dividends, and $1.1 million for the payment of employee payroll taxes in relation to the vesting of restricted share units.

Our balance sheet reflects positive working capital of $7.6 million at June 30, 2026, compared to negative working capital of $4.5 million at December 31, 2025. The change in working capital is primarily a result of an increase in cash and cash equivalents. The Company’s primary source of liquidity as of June 30, 2026 was $46.2 million of cash and cash equivalents and $20.6 million of marketable securities.

The Company also has a $50.0 million revolving credit facility, the availability of which is subject to certain covenants and minimum liquidity requirements. There currently are no outstanding borrowings under the revolving credit facility. The revolving credit facility expires on October 6, 2026, unless earlier renewed, amended, or replaced. Prior to the expiration of this facility, we expect to evaluate our liquidity needs and financing alternatives, including whether to renew, amend, or replace the Revolving Credit Facility We can provide no assurance that any such renewal, amendment, or replacement of this facility will be available on terms acceptable to us or at all. For additional information regarding our revolving credit facility, see Note 8 to the Condensed Consolidated Financial Statements included herein.

On February 20, 2023, we announced that our Board approved a quarterly dividend policy, under which we have paid dividends on a quarterly basis since our adoption of this policy. Under this dividend policy, the Board declared, and the Company paid, quarterly cash dividends on our common stock at the rate of $0.025 per share, $0.028 per share, and $0.031 per share during the years ended December 31, 2023, December 31, 2024, and December 31, 2025, respectively. On February 23, 2026, the Board approved a quarterly cash dividend under this policy of $0.035 per share, which was paid on March 20, 2026 to holders of record of our common stock on March 9, 2026. On May 4, 2026, the Board approved a quarterly cash dividend under this policy of $0.035 per share, which was paid on May 29, 2026 to holders of record of our common stock on May 18, 2026. On August 3, 2026, the Board approved a quarterly cash dividend under this policy of $0.035 per share, payable on August 28, 2026 to holders of record on August 17, 2026.

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

On November 11, 2025, the Board approved a share repurchase program under which the Company was authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company was authorized to make repurchases in the open market, including under Rule 10b5-1 plans, through privately negotiated transactions, or otherwise. The terms of this program provided that it would terminate on the earlier of February 26, 2026, or when the maximum dollar amount had been expended. During the six months ended June 30, 2026, the Company repurchased and subsequently retired 222,978 shares of common stock at an aggregate fair value of $5.0 million under this authorization, reflecting an average price per share of $22.42 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). This program terminated in January 2026 when the maximum dollar amount under this program was expended.

On March 13, 2026, the Company announced the adoption of a new share repurchase program approved by the Board under which the Company is authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company is authorized to make repurchases in the open market, including under Rule 10b5-1 plans, through privately negotiated transactions, or otherwise. This share repurchase program terminates on the earlier of September 12, 2026 or when the maximum dollar amount under the plan has been expended. During the six months ended June 30, 2026, the Company repurchased 209,498 shares of common stock at an aggregate fair value of $4.3 million under this authorization, reflecting an average price per share of $20.51 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). This share repurchase program does not require the Company to acquire any amount of shares and may be suspended, modified, or discontinued at any time.

In the aggregate, during the six months ended June 30, 2026, the Company repurchased 432,476 shares of common stock at an aggregate fair value of $9.3 million under both of the share repurchase programs described above, reflecting an average price per share of $21.50 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022).

We believe that our existing cash, cash equivalents, marketable securities, cash generated from operations, and available borrowings under our revolving credit facility (through the date of its maturity on October 6, 2026) and any amended, renewed, or replacement credit facility that we may enter into in connection with the upcoming maturity of our current revolving credit facility as noted above, will be sufficient to meet anticipated working capital needs, new product development, pay our quarterly dividends, any share repurchases we may elect to make under any future share repurchase program, and fund capital expenditures for at least the next 12 months and for the foreseeable future thereafter.

The Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, debt, or a combination thereof. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of outstanding debt to consolidated EBITDA (as defined in our credit facility) and an interest coverage ratio of consolidated EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of June 30, 2026, we were in compliance with all covenants under our revolving credit facility. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot provide assurance that if we need additional financing, it will be available on terms favorable to us or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of June 30, 2026, and during the six months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which were $66.7 million at June 30, 2026. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by $0.2 million.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the second quarter of 2026 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

Information required by this Part II, Item 1, is included in Note 10 to the Condensed Consolidated Financial Statements herein, which is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(c) Issuer Purchases of Equity Securities

On March 13, 2026, the Company announced the adoption of a share repurchase program approved by the Board under which the Company is authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company is authorized to make repurchases in the open market, including under Rule 10b5-1 plans, through privately negotiated transactions, or otherwise. This share repurchase program terminates on the earlier of September 12, 2026 or when the maximum dollar amount under the plan is expended. During the three months ended June 30, 2026, the Company repurchased 90,131 shares of common stock at an aggregate fair value of $1.8 million under this authorization, reflecting an average price per share of $19.95 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022).

The following table presents information with respect to HealthStream's repurchases of common stock during the three months ended June 30, 2026.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)(1)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (April 1 - April 30)	90,131	$19.95	90,131	$5,702,314
Month #2 (May 1 - May 31)	—	—	—	5,702,314
Month #3 (June 1 - June 30)	—	—	—	5,702,314
Total	90,131	$19.95	90,131	5,702,314

(1) On March 13, 2026, the Company announced the adoption of a share repurchase program approved by the Board under which the Company is authorized to repurchase up to $10.0 million of its outstanding shares of common stock. This share repurchase program terminates on the earlier of September 12, 2026 or when the maximum dollar amount under the plan is expended. The shares of common stock repurchased during the three months ended June 30, 2026, as reflected in the table above, were repurchased under this share repurchase program.

(2) The weighted average price paid per share of common stock does not include the cost of broker commissions or the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the six months ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)	Exhibits

10.1^*	Letter Agreement, dated as of May 4, 2026, between HealthStream, Inc. and Michael Collier.
10.2^*	Form of HealthStream, Inc. Restricted Share Unit Agreement (Non-Employee Director 2026) under 2022 Omnibus Incentive Plan
10.3^*	Form of HealthStream, Inc. Non-Qualified Stock Agreement (Executive 2026) under 2022 Omnibus Incentive Plan
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL
^	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

August 6, 2026	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer