Form 10-Q
period 2026-09-30
HEALTHSTREAM INC
filed 2026-11-05
CIK 1095565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, there were 30,632,969 shares of the registrant’s common stock outstanding.

Index to Form 10‑Q

HEALTHSTREAM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$58,964	$36,161
Marketable securities	56,197	20,843
Accounts receivable, net	32,633	32,153
Accounts receivable - unbilled	6,094	6,845
Prepaid and other current assets	25,470	23,654
Total current assets	179,358	119,656

Property and equipment, net	9,659	10,661
Capitalized software development, net	47,014	45,581
Operating lease right of use assets, net	13,276	15,272
Goodwill	212,772	217,518
Intangibles, net	56,358	64,930
Other assets	47,414	46,756
Total assets	$565,851	$520,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,745	$7,769
Accrued royalties	6,243	5,595
Accrued liabilities	11,690	11,166
Accrued compensation	7,650	11,199
Deferred revenue	91,861	88,417
Total current liabilities	121,189	124,146

Deferred tax liabilities	23,449	18,246
Deferred revenue, noncurrent	1,024	1,344
Operating lease liability, noncurrent	12,777	14,684
Other long-term liabilities	5,472	7,931
Commitments and contingencies

Shareholders’ equity:
Preferred Stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized; 30,615 and 29,579 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	265,266	231,797
Retained earnings	138,468	123,587
Accumulated other comprehensive (loss)/income	(1,794)	(1,361)
Total shareholders’ equity	401,940	354,023
Total liabilities and shareholders’ equity	$565,851	$520,374

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues, net	$83,309	$76,474	$248,244	$224,355
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	30,010	26,507	86,784	78,357
Product development	13,525	12,107	40,712	36,228
Sales and marketing	13,320	12,143	39,783	36,101
General and administrative	8,602	7,330	24,641	23,396
Depreciation and amortization	11,265	10,820	33,905	32,441
Total operating costs and expenses	76,722	68,907	225,825	206,523

Operating income	6,587	7,567	22,419	17,832

Interest income	510	788	1,399	2,676
Other expense, net	(28)	(103)	(233)	(141)

Income before income tax provision	7,069	8,252	23,585	20,367
Income tax provision	1,696	2,166	5,634	4,559
Net income	$5,373	$6,086	$17,951	$15,808

Net income per share:
Basic	$0.18	$0.20	$0.61	$0.52
Diluted	$0.18	$0.20	$0.61	$0.52

Weighted average shares of common stock outstanding:
Basic	29,491	29,688	29,366	30,151
Diluted	29,656	29,811	29,465	30,283
Dividends declared per share	$0.035	$0.031	$0.105	$0.093

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$5,373	$6,086	$17,951	$15,808

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	76	(293)	(419)	511
Unrealized gain (loss) on marketable securities	20	39	(14)	6
Total other comprehensive income (loss)	96	(254)	(433)	517
Comprehensive income	$5,469	$5,832	$17,518	$16,325

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Nine Months Ended September 30, 2026
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at December 31, 2025	29,579	$231,797	$123,587	$(1,361)	$354,023
Net income	—	—	5,910	—	5,910
Comprehensive loss	—	—	—	(205)	(205)
Dividends declared on common stock ($0.035 per share)	—	—	(1,028)	—	(1,028)
Stock-based compensation	—	1,309	—	—	1,309
Common stock issued under stock plans, net of shares withheld for employee taxes	68	(582)	—	—	(582)
Excise tax on repurchases of common stock	—	72	—	—	72
Repurchases of common stock	(342)	(7,507)	—	—	(7,507)
Balance at March 31, 2026	29,305	$225,089	$128,469	$(1,566)	$351,992
Net income	—	—	6,669	—	6,669
Comprehensive loss	—	—	—	(324)	(324)
Dividends declared on common stock ($0.035 per share)	—	—	(1,027)	—	(1,027)
Stock-based compensation	—	1,106	—	—	1,106
Common stock issued under stock plans, net of shares withheld for employee taxes	25	—	—	—	—
Excise tax on repurchases of common stock	—	(12)	—	—	(12)
Repurchases of common stock	(90)	(1,799)	—	—	(1,799)
Balance at June 30, 2026	29,240	$224,384	$134,111	$(1,890)	$356,605
Net income	—	—	5,373	—	5,373
Comprehensive income	—	—	—	96	96
Dividends declared on common stock ($0.035 per share)	—	—	(1,016)	—	(1,016)
Stock-based compensation	—	1,196	—	—	1,196
Common stock issued under stock plans, net of shares withheld for employee taxes	19	(204)	—	—	(204)
Excise tax on repurchases of common stock	—	8	—	—	8
Issuance of common stock	1,356	39,882	—	—	39,882
Balance at September 30, 2026	30,615	$265,266	$138,468	$(1,794)	$401,940

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

(In thousands, except per share data)

	Nine Months Ended September 30, 2025
	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss)/Income	Equity
Balance at December 31, 2024	30,432	$252,432	$108,972	$(2,049)	$359,355
Net income	—	—	4,332	—	4,332
Comprehensive income	—	—	—	30	30
Dividends declared on common stock ($0.031 per share)	—	—	(943)	—	(943)
Stock-based compensation	—	1,104	—	—	1,104
Common stock issued under stock plans, net of shares withheld for employee taxes	93	(1,070)	—	—	(1,070)
Balance at March 31, 2025	30,525	$252,466	$112,361	$(2,019)	$362,808
Net income	—	—	5,389	—	5,389
Comprehensive income	—	—	—	741	741
Dividends declared on common stock ($0.031 per share)	—	—	(946)	—	(946)
Stock-based compensation	—	836	—	—	836
Common stock issued under stock plans, net of shares withheld for employee taxes	22	(5)	—	—	(5)
Excise tax on repurchases of common stock	—	(135)	—	—	(135)
Repurchases of common stock	(650)	(18,121)	—	—	(18,121)
Balance at June 30, 2025	29,897	$235,041	$116,804	$(1,278)	$350,567
Net income	—	—	6,086	—	6,086
Comprehensive loss	—	—	—	(254)	(254)
Dividends declared on common stock ($0.031 per share)	—	—	(918)	—	(918)
Stock-based compensation	—	794	—	—	794
Common stock issued under stock plans, net of shares withheld for employee taxes	11	(121)	—	—	(121)
Excise tax on repurchases of common stock		(64)			(64)
Repurchases of common stock	(256)	(6,897)			(6,897)
Balance at September 30, 2025	29,652	$228,753	$121,972	$(1,532)	$349,193

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

HEALTHSTREAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$17,951	$15,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,905	32,441
Stock-based compensation	3,611	2,734
Amortization of deferred commissions	10,453	9,190
Provision for credit losses	193	568
Deferred income taxes	5,220	5,055
Loss on equity method investments	91	150
Other	(548)	(1,146)
Changes in operating assets and liabilities:
Accounts and unbilled receivables	49	1,033
Prepaid royalties	(465)	842
Other prepaid expenses and other current assets	(567)	(1,070)
Other assets	(8,952)	(11,833)
Accounts payable and accrued expenses	(6,695)	(5,192)
Accrued royalties	648	453
Deferred revenue	3,064	1,094
Net cash provided by operating activities	57,958	50,127

INVESTING ACTIVITIES:
Cash paid for acquisitions	(312)	—
Proceeds from maturities of marketable securities	31,350	41,286
Purchases of marketable securities	(66,168)	(41,434)
Purchases of other investments	(2,700)	(1,500)
Payments associated with capitalized software development	(21,329)	(21,910)
Purchases of property and equipment	(1,980)	(3,481)
Net cash used in investing activities	(61,139)	(27,039)

FINANCING ACTIVITIES:
Taxes paid related to net settlement of equity awards	(786)	(1,196)
Payment of earn-outs related to acquisitions	(446)	—
Payment of debt issuance costs	(301)	—
Payment of cash dividends	(3,071)	(2,809)
Proceeds from issuance of common stock	39,882	—
Repurchases of common stock	(9,306)	(25,018)
Net cash provided by (used in) financing activities	25,972	(29,023)

Effect of exchange rate changes on cash and cash equivalents	12	10
Net increase (decrease) in cash and cash equivalents	22,803	(5,925)
Cash and cash equivalents at beginning of period	36,161	59,469
Cash and cash equivalents at end of period	$58,964	$53,544

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment, accrued but not paid	$153	$181
Capitalized software development, accrued but not paid	$1,078	$746

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X. Accordingly, condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Business Segment

The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. The Company’s business is organized and managed around a consolidated, enterprise approach, including with regard to technology, operations, accounting, internal reporting (including the nature of information reviewed by the CODM), organization structure, compensation, performance assessment, and resource allocation. The Company’s CODM uses consolidated net income to make operating decisions, assess financial performance, and allocate resources. Further, the CODM reviews and utilizes functional expenses (cost of revenues, product development, sales and marketing, general and administrative, and depreciation and amortization) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net income are interest income, other expense, net, and income tax provision, which are reflected in the Condensed Consolidated Statements of Income. Expenditures for additions to long-lived assets for the consolidated entity were $34.9 million and $34.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Non-Marketable Equity Investments

The aggregate carrying amounts of non-marketable equity investments accounted for using the measurement alternative for equity investments that do not have readily determinable fair values were $3.0 million and $1.5 million as of  September 30, 2026 and December 31, 2025, respectively, which the Company evaluates for impairment at each reporting period. Cumulatively, there have been no adjustments recorded due to changes in the fair value of the non-marketable equity investments the Company held as of  September 30, 2026. The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that  may have a significant adverse effect on the fair value of the investment.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurement

In connection with the acquisitions of Total Clinical Placement System ("TCPS") in October 2024, The Clinical Hub, Inc. ("The Clinical Hub") in November 2024, Virsys12, LLC ("Virsys12") in October 2025, and MissionCare Collective LLC ("MissionCare") in December 2025, a portion of the purchase price payable by the Company was in the form of contingent consideration. During the three and nine months ended September 30, 2026 and 2025, the Company recorded contingent consideration liabilities representing the estimated fair value of future earnout payments to the former owners of such entities in connection with these acquisitions, contingent upon the achievement of specified revenue milestones. The contingent consideration liability is remeasured to fair value each reporting period, with changes recognized in general and administrative expense in the Condensed Consolidated Statements of Income. The Company classifies this liability within Level 3 of the fair value hierarchy because the valuation relies on significant unobservable inputs. As of  September 30, 2026, the Company's ending balance contained liabilities related to Virsys12 and MissionCare.

Contingent Consideration	2026	2025
Balance at January 1	$6,450	$535
Purchases / Initial recognition	(2,300)	—
Total (gains) losses included in earnings	—	—
Payments	—	—
Balance at March 31	$4,150	$535
Purchases / Initial recognition	—	—
Total (gains) losses included in earnings	(4)	—
Payments	(401)	—
Balance at June 30	$3,745	$535
Purchases / Initial recognition	—	—
Total (gains) losses included in earnings	—	—
Payments	(45)	—
Balance at September 30	$3,700	$535

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. REVENUE RECOGNITION

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The following table represents revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Subscription services	$80,043	$73,887	$238,420	$216,617
Professional services	3,266	2,587	9,824	7,738
Total revenues, net	$83,309	$76,474	$248,244	$224,355

For the  three months ended September 30, 2026 and 2025, the Company recognized a reduction of $29,000 and an expense of  $0.2 million in impairment losses on receivables and contract assets arising from the Company's contracts with customers, respectively. For the  nine months ended September 30, 2026 and 2025, the Company recognized  $0.2 million and  $0.6 million in impairment losses on receivables and contract assets arising from the Company's contracts with customers, respectively.

During the three months ended  September 30, 2026 and 2025, the Company recognized revenues of $47.3 million and $45.9 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. During the nine months ended September 30, 2026 and 2025, the Company recognized revenues of $83.2 million and $81.9 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. As of September 30, 2026, approximately $686 million of revenue is expected to be recognized from remaining performance obligations under contracts with customers. The Company expects to recognize revenue related to approximately 41% of these remaining performance obligations over the next 12 months, 68% over the next 24 months, and 86% over the next 36 months, with the remaining amounts recognized thereafter.

4. INCOME TAXES

Income taxes are accounted for using the asset and liability method, whereby deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. The Company computes its interim period provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. The Company’s effective tax rate was 24% and 22% for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items.

5. SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

Dividends on Common Stock

During the nine months ended September 30, 2026, the Company's Board of Directors (“Board”) declared the following quarterly dividends under the Company's dividend policy (in thousands, except per share data):

Dividend Payment Date	Dividend Declaration Date	Dividend Per Share	Record Date	Cash Outlay
March 20, 2026	February 23, 2026	$0.035	March 9, 2026	$1,028
May 29, 2026	May 4, 2026	$0.035	May 18, 2026	$1,027
August 28, 2026	August 3, 2026	$0.035	August 17, 2026	$1,016

Additionally, on November 2, 2026, the Board of Directors declared a quarterly cash dividend under the Company's dividend policy of $0.035 per share, payable on November 27, 2026 to holders of record on November 16, 2026.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Option Activity

A summary of stock option activity for the three months ended September 30, 2026 is as follows (in thousands, except weighted-average exercise price).

		Weighted-
	Common	Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at beginning of period	268	$22.73
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at end of period	268	$22.73	$1,869
Exercisable at end of period	90	$20.34	$843

The weighted average remaining contractual term of options outstanding at  September 30, 2026 was 7.6 years.

Restricted Share Unit Activity

A summary of Restricted Share Unit ("RSU") activity for the three months ended  September 30, 2026 is as follows (in thousands, except weighted-average grant date fair value):

		Weighted-
	Number of	Average Grant Date	Aggregate
	RSUs	Fair Value	Intrinsic Value
Outstanding at beginning of period	476	$26.23
Granted	329	29.23
Vested	(26)	25.14
Forfeited	—	—
Outstanding at end of period	779	$27.53	$23,133

The aggregate fair value of RSUs that vested during the three months ended  September 30, 2026 and 2025, as of the respective vesting dates, was $0.7 million and $0.4 million, respectively.

Stock-Based Compensation

Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues (excluding depreciation and amortization)	$56	$50	$163	$154
Product development	259	199	771	626
Sales and marketing	154	110	464	363
General and administrative	727	435	2,213	1,591
Total stock-based compensation expense	$1,196	$794	$3,611	$2,734

As of  September 30, 2026, total unrecognized compensation expense related to non-vested stock options, RSUs, and performance-based RSUs where the performance criteria has been established was $14.7 million, net of estimated forfeitures, with a weighted average expense recognition period remaining of 3.3 years.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share Repurchase Plan

On November 11, 2025, the Board approved a share repurchase program under which the Company was authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company was authorized to make repurchases in the open market, including under Rule 10b5-1 plans, through privately negotiated transactions, or otherwise. The terms of this program provided that it would terminate on the earlier of February 26, 2026 or when the maximum dollar amount had been expended. During the nine months ended September 30, 2026, the Company repurchased and subsequently retired 222,978 shares of common stock at an aggregate fair value of $5.0 million under this authorization, reflecting an average price per share of $22.42 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). This share repurchase program terminated in January 2026 when the maximum dollar amount under this program was expended.

On March 13, 2026, the Company announced the adoption of a new share repurchase program approved by the Board under which the Company was authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company was authorized to make repurchases in the open market, including under Rule 10b5-1 plans, through privately negotiated transactions, or otherwise. The terms of this program provided that it would terminate on the earlier of September 12, 2026 or when the maximum dollar amount had been expended. During the three months ended  September 30, 2026, the Company did not repurchase any shares of common stock. During the nine months ended September 30, 2026, the Company repurchased 209,498 shares of common stock at an aggregate fair value of $4.3 million under this authorization, reflecting an average price per share of $20.51 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). This share repurchase program terminated on September 12, 2026 upon the expiration of its term.

In the aggregate during the nine months ended September 30, 2026, the Company repurchased 432,476 shares of common stock at an aggregate fair value of $9.3 million under both of the share repurchase programs described above, reflecting an average price per share of $21.50 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022).

Private Placement of Common Stock

In September 2026, the Company issued 1,355,932 shares of its common stock to WJRJJ Ventures, LLC (“WJRJJ”) in a private placement for an aggregate cash purchase price of approximately $40.0 million, reflecting a price of $29.50 per share, and Robert A. Frist, Jr., the Company's Chief Executive Officer and Chairman of the Board of Directors, sold 144,068 shares of the Company's common stock to WJRJJ for approximately $4.25 million, reflecting a price of $29.50 per share. In connection with this transaction, the Company entered into a Registration Rights Agreement with WJRJJ providing for certain registration rights with respect to the resale of the shares issued and sold to WJRJJ as provided above.

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of potentially dilutive common and common equivalent shares outstanding during the period. Common equivalent shares are composed of incremental common shares issuable upon the exercise of stock options and RSUs subject to vesting. The dilutive effect of common equivalent shares is included in diluted earnings per share by application of the treasury stock method. The total number of common equivalent shares excluded from the calculations of diluted earnings per share, due to their anti-dilutive effect or contingent performance conditions, was approximately 562,000 and 224,000 for the three months ended September 30, 2026 and 2025, respectively, and 450,000 and 171,000 for the nine months ended September 30, 2026 and 2025, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$5,373	$6,086	$17,951	$15,808
Denominator:
Weighted-average shares outstanding	29,491	29,688	29,366	30,151
Effect of dilutive shares	165	123	99	132
Weighted-average diluted shares	29,656	29,811	29,465	30,283

Net income per share:
Basic	$0.18	$0.20	$0.61	$0.52
Diluted	$0.18	$0.20	$0.61	$0.52

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. MARKETABLE SECURITIES

The fair value of marketable securities, which were all classified as available for sale and which the Company does not intend to sell nor will the Company be required to sell prior to recovery of their amortized cost basis, included the following (in thousands):

	September 30, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$56,185	$40	$(28)	$56,197
Total	$56,185	$40	$(28)	$56,197

	December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Level 2:
U.S. treasury securities	$20,817	$26	$—	$20,843
Total	$20,817	$26	$—	$20,843

The carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value based on quoted market prices or alternative pricing sources and models utilizing market observable inputs. As of September 30, 2026 and December 31, 2025, the Company did not recognize any allowance for credit impairments on its available for sale securities. All investments in marketable securities are classified as current assets on the Condensed Consolidated Balance Sheets because the underlying securities mature within one year from the balance sheet date.

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. DEBT

Revolving Credit Facility

On September 10, 2026, the Company entered into the Second Amendment to Amended and Restated Revolving Credit Agreement (the “Second Amendment”) by and among the Company, as Borrower, its domestic subsidiaries as Guarantors, certain lenders party thereto from time to time, and Truist Bank, as Administrative Agent, Issuing Bank, and Swingline Lender. The Second Amendment amends that certain Amended and Restated Revolving Credit Agreement dated October 6, 2023, as amended by that certain First Amendment to Amended and Restated Revolving Credit Agreement, dated as of March 13, 2026 (the “Prior Credit Agreement”; the Prior Credit Agreement, as amended by the Second Amendment, the “Amended Credit Agreement”).

The Amended Credit Agreement provides for revolving loans in the maximum principal amount of $50.0 million, with a $5.0 million sublimit for swingline loans and a $5.0 million sublimit for the issuance of standby letters of credit (collectively, the “Revolving Commitments”). In addition, the Amended Credit Agreement includes an accordion feature that allows the Company to increase the Revolving Commitments by a total of up to $25.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The Amended Credit Agreement has a maturity date of  September 10, 2031.

The Company's obligations under the Amended Credit Agreement are unsecured. In addition, if the Company forms or acquires any domestic subsidiaries, the loans and other obligations under the Amended Credit Agreement will be guaranteed by such domestic subsidiaries.

At the Company’s election, the borrowings under the Amended Credit Agreement, other than the swingline loans, bear interest at either (1) a base rate defined as the highest of (a) the rate which the Administrative Agent announces from time to time as its prime lending rate, (b) the Federal Funds Rate, plus 0.50%, (c) term secured overnight financing rate (“SOFR”) for an interest period of one month plus 1.00%, and (d) zero, plus, in each case, an applicable margin that varies with the Company's net funded debt leverage ratio; or (2) SOFR defined as the greater of (a) the forward-looking term rate based on SOFR determined for a tenor comparable to the applicable interest rate period and (b) zero, plus, in each case, an applicable margin that varies with the Company’s net funded debt leverage ratio. The Company’s borrowings under the swingline loans bear interest at the base rate plus the applicable margin. The initial applicable margin for base rate loans is 0.50% and the initial applicable margin for SOFR loans is 1.50%. The applicable margins will be adjusted quarterly, in each case two (2) business days after the Administrative Agent's receipt of the Company's quarterly financial statements.

The Company is also required to pay a commitment fee accruing on the unused Revolving Commitment, which fee varies with the Company's net funded debt leverage ratio and initially is 20 basis points per annum and a letter of credit fee, accruing at a rate per annum equal to the applicable margin for SOFR loans then in effect on the daily average amount of such lender’s letter of credit exposure.

Principal is payable in full at maturity on  September 10, 2031, and there are no scheduled principal payments prior to maturity. Interest on base rate loans and swingline loans is payable quarterly in arrears, and interest on SOFR loans is payable at the end of each interest period, and in the case of interest periods longer than three months, on each day which occurs every three months after the initial date of such interest period.

The purpose of the Amended Credit Agreement is for anticipated working capital needs, new product development, permitted acquisitions (as defined in the Amended Credit Agreement), quarterly dividends, any share repurchases we may elect to make under any future share repurchase program, and capital expenditures.

The Amended Credit Agreement contains certain customary affirmative and negative covenants.

In addition, the Amended Credit Agreement requires the Company to meet certain financial tests, including, without limitation:

•	a net funded debt leverage ratio (consolidated debt/consolidated EBITDA) of not more than 3.0 to 1.0; and

•	an interest coverage ratio (consolidated EBITDA/consolidated interest expense) of not less than 3.0 to 1.0.

As of September 30, 2026, the Company was in compliance with all covenants of the Amended Credit Agreement. There were no balances outstanding on the Amended Credit Agreement as of or during the three and nine months ended September 30, 2026.

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

A summary of the purchase price is as follows (in thousands):

Cash	$11,430
Fair value of contingent consideration	1,000
Total consideration	$12,430

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$741
Accounts and unbilled receivable	72
Prepaid and other current assets	449
Operating lease right-of-use asset	252
Property and equipment	13
Deferred tax assets	529
Goodwill	6,108
Intangible assets	7,050
Accounts payable and accrued liabilities	(780)
Deferred revenue	(2,004)
Net assets acquired	$12,430

The excess of purchase price over the fair values of net tangible and intangible assets is recorded as goodwill. The fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The Company recorded a measurement period adjustment for the valuation of an indemnification asset and liability related to sales tax attributes, which was valued at $0.4 million and was updated to $0.3 million during the nine months ended September 30, 2026, which updated valuation did not have any impact on goodwill. The primary intangible asset acquired was developed technology. The fair value estimate for developed technology intangible asset included significant assumptions in the prospective financial information, such as revenue growth, obsolescence factor, EBITDA margin, and discount rate. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities from offering Virsys12 products, and expected synergies from integrating Virsys12 with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes.

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following unaudited pro forma financial information summarizes the results of operations of the Company and Virsys12 as though the companies were combined as of  January 1, 2024 (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Total revenues	$77,986	$229,529
Net income	$5,926	$15,427
Net income per share - basic	$0.20	$0.51
Net income per share - diluted	$0.20	$0.51

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

A summary of the purchase price is as follows (in thousands):

Cash	$24,880
Common stock issued	4,000
Fair value of contingent consideration	2,700
Total consideration	$31,580

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$165
Accounts receivable	601
Prepaid and other current assets	746
Deferred tax assets	973
Goodwill	15,262
Intangible assets	18,600
Accounts payable and accrued liabilities	(937)
Deferred revenue	(3,830)
Net assets acquired	$31,580

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The excess of preliminary purchase price over the preliminary fair values of net tangible and intangible assets is recorded as goodwill. The preliminary fair values of tangible and identifiable intangible assets and liabilities are based on management’s estimates and assumptions. The preliminary fair values of assets acquired and liabilities assumed continue to be subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuation of these items. The primary area of the preliminary purchase price allocation that is not finalized includes the valuation of an indemnification asset and liability related to sales tax attributes, which was preliminarily valued at $1.0 million and was updated to $0.7 million during the nine months ended September 30, 2026, which updated valuation did not have any impact on goodwill. The primary intangible assets acquired were customer relationships and developed technology. The fair value estimate for customer relationships intangible asset included significant assumptions regarding prospective financial information with respect to the acquisition, including with respect to revenue growth, customer attrition, EBITDA margin, and the discount rate. The fair value estimate for developed technology intangible asset included significant assumptions, including the estimate of employee hours that would be needed to recreate the technology. Additionally, these assumptions are forward looking and could be affected by future economic and market conditions. The goodwill balance is primarily attributed to the assembled workforce, additional market opportunities arising from offering MissionCare products, and expected synergies from integrating MissionCare with other products or other combined functional areas within the Company. The goodwill balance is deductible for U.S. income tax purposes.

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

The following unaudited pro forma financial information summarizes the results of operations of the Company and MissionCare as though the companies were combined as of  January 1, 2024 (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Total revenues	$78,644	$231,157
Net income	$6,238	$16,232
Net income per share - basic	$0.21	$0.54
Net income per share - diluted	$0.21	$0.54

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

HEALTHSTREAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Wage and Hour Litigation

On May 27, 2026, a putative collective action complaint styled Tanesha Riley v. HealthStream, Inc. was filed in the United States District Court for the Middle District of Tennessee. The plaintiff alleges that certain employees in Solution Executive sales roles were misclassified as exempt employees and were not paid overtime in violation of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks back wages, liquidated damages, pre-judgment interest, and attorneys’ fees. On July 21, 2026, the Company filed its answer defending against these claims. During the quarter ended September 30, 2026, the parties exchanged discovery requests, and discovery is ongoing. Taking into account the fact that this matter remains at an early phase, the Company is unable to estimate a possible loss or range of loss, if any, related to this matter. The Company denies the allegations and intends to defend the matter vigorously.

Data Privacy Litigation

On September 24, 2026, a putative class action complaint was filed against the Company in the Chancery Court for the Twentieth Judicial District, Davidson County, Tennessee, captioned Shonda Venson v. HealthStream, Inc. On September 26, 2026, an additional putative class action complaint was filed in the same court captioned Steve Iraklianos v. HealthStream, Inc. The complaints relate to the cybersecurity incident disclosed by the Company on a Current Report on Form 8-K on July 29, 2026, as discussed below, and generally assert claims relating to the alleged compromise of personally identifiable information in connection with such incident, including claims for negligence and other common law causes of action, on behalf of putative classes of individuals whose information was allegedly affected by the incident.

Because the litigation remains at an early stage, the operative allegations and claims have not yet been established through consolidated complaint, no class has been certified, and the amount of damages sought has not been specified. Accordingly, the Company cannot reasonably estimate the possible loss or range of loss, if any. The Company denies the allegations and intends to vigorously defend these matters.

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

Significant financial metrics for the third quarter of 2026 are set forth in the bullets below.

•	Revenues of $83.3 million, up 8.9% from $76.5 million in the third quarter of 2025

•	Operating income of $6.6 million, down 13.0% from $7.6 million in the third quarter of 2025

•	Net income of $5.4 million, down 11.7% from $6.1 million in the third quarter of 2025

•	Earnings per share (“EPS”) of $0.18 per share (diluted), down from $0.20 per share (diluted) in the third quarter of 2025

•	Adjusted EBITDA[1] of $19.3 million, up 1.0% from $19.1 million in the third quarter of 2025

[1]

Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to net income and disclosure regarding why we believe adjusted EBITDA provides useful information to investors is included later in this Form 10-Q.

During the first quarter of 2025, we entered into an agreement to sublease a portion of our office space in the Capitol View building in Nashville, Tennessee to optimize our workforce performance to deliver positive results for customers, employees, and shareholders. HealthStream’s corporate headquarters remains in Nashville in the Capitol View building, while we continue to hire new employees both locally and nationally to support our growth. The sublease commenced in April 2025 and will expire in October 2031. We recorded sublease income, net of initial direct cost amortization, of $0.8 million and $2.4 million during the three and nine months ended September 30, 2026, respectively. In addition, we expect to record sublease income, net, of approximately $0.8 million during the last three months of 2026 and $3.2 million annually thereafter for the remaining term of the sublease under the caption General and Administrative.

Cybersecurity Incident

As disclosed in a Current Report on Form 8-K filed on July 29, 2026, the Company detected that it had experienced a cybersecurity incident in which an unauthorized third party gained access to a limited portion of files on the Company’s corporate file server. Following such detection, the Company initiated response protocols, launched an investigation, engaged the services of cybersecurity and forensics specialists and advisors, and notified certain law enforcement authorities. The Company did not experience interruption in its business operations in connection with this incident. In addition, the Company's investigation found no access or compromise to customer-facing systems.

Based on its investigation, the Company believes that certain information of the Company’s employees, as well as billing related information of certain customers and vendors, and corporate and legal information of the Company, was accessed and/or exfiltrated from the Company’s corporate file servers as the result of the incident. In addition, the Company now knows that, for 39 of our credentialing customers, certain customer data that previously had been copied to the Company’s corporate file servers for purposes of data conversion, analytics, and troubleshooting for these customers, was accessed and exfiltrated. Further, based on our investigation, a limited subset of three of these 39 customer files contained protected health information (“PHI”), as defined by the Health Insurance Portability and Accountability Act (“HIPAA”).

The Company incurred $250,000 in expense related to this incident during the three months ended September 30, 2026, after giving effect to related insurance recoveries. The Company expects to incur additional costs as a result of this incident in future periods associated with ongoing cybersecurity monitoring and prevention as well as enhancements to the Company's cybersecurity program. The Company has become subject to litigation as a result of this incident. For additional information regarding this litigation, see Note 10 to the Condensed Consolidated Financial Statements included herein. Based on information currently known, this incident has not had, and the Company does not expect that this incident will have, a material adverse impact on the Company's business, operations, or financial results.

Recent Developments

Macroeconomic and other conditions in the United States that directly or indirectly impact the healthcare industry have been challenging in certain respects, and may continue to be challenging based on recent legislative, regulatory, and other developments and contemplated changes to various policies and regulations. In particular, the federal budget reconciliation legislation enacted on July 4, 2025 includes significant policy changes that may adversely impact healthcare provider organizations, including changes that decreased access to health insurance and result in significant cuts to federal healthcare spending, particularly within the Medicaid program. For example, the enhanced subsidies available for individuals to purchase coverage through Affordable Care Act marketplaces expired on December 31, 2025, and the number of individuals with Affordable Care Act marketplace coverage has declined since 2025. In addition, while healthcare costs continue to increase, government cuts or reimbursement rate reductions affecting healthcare organizations, evolving tariff and trade policies affecting healthcare-related goods and materials, as well as uncertainty surrounding potential policy, regulatory, and economic shifts, continue to be challenging for our healthcare customers. We believe that these developments have caused, and may continue to cause, financial pressures among our customers in the healthcare industry that may negatively impact demand for our products and services, particularly in relation to our non-mandatory products and services.

Macroeconomic challenges also persist in the United States in terms of ongoing inflationary pressures, elevated interest rate levels, heightened geopolitical tensions (including as a result of ongoing conflicts in the Middle East), and strained global trade relations. We believe that many of our customers have experienced increased labor, supply chain, capital, and other expenditures associated with recent inflationary pressures. These conditions and challenges impacting the United States economy and our customers in the healthcare industry have adversely affected, and may continue to adversely impact, our business and results of operations.

Key Financial Metrics

Our management utilizes the following financial metrics in connection with managing our business.

•

Revenues, net. Revenues, net, reflect income generated by the sales of goods and services related to our operations. Revenues, net, were $83.3 million and $248.2 million for the three and nine months ended September 30, 2026, compared to $76.5 million and $224.4 million for the three and nine months ended September 30, 2025. Management utilizes revenue in connection with managing our business and believes that this metric provides useful information to investors as a key indicator of the growth and success of our products.

•

Net Income. Net income represents revenues, net, less all expenses. Net income was $5.4 million and $18.0 million for the three and nine months ended September 30, 2026, compared to $6.1 million and $15.8 million for the three and nine months ended September 30, 2025. Management utilizes net income in connection with managing our business, including with regard to our capital deployment strategies.

•

Adjusted EBITDA. Adjusted EBITDA, calculated as set forth below under “Reconciliation of Non-GAAP Financial Measures,” is utilized by our management in connection with managing our business and provides useful information to investors because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items, as more specifically set forth below, which may not fully reflect the underlying operating performance of our business. We also believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operations. Additionally, certain short-term cash incentive bonuses and performance-based equity award grants are based, in whole or in part, on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets. Adjusted EBITDA was $19.3 million and $60.0 million for the three and nine months ended September 30, 2026, compared to $19.1 million and $52.9 million for the three and nine months ended September 30, 2025.

•

Capital Expenditures. Capital expenditures represent cash payments incurred for purchases of property and equipment and during the development phase for projects to develop software and content. Capital expenditures were $7.4 million and $23.3 million for the three and nine months ended September 30, 2026, compared to $7.5 million and $25.4 million for the three and nine months ended September 30, 2025. Management utilizes this metric in connection with managing the allocation of capitalized expenditures in which the Company invests related to the development of its products and believes that this metric is a key indicator of investment in products relative to their current and expected performance.

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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenues, net. Revenues increased $6.8 million, or 9%, to $83.3 million for the three months ended September 30, 2026, from $76.5 million for the three months ended September 30, 2025. Subscription revenues increased by $6.2 million, or 8%, and professional services revenues increased by $0.7 million compared to the third quarter of 2025. Compared to the third quarter of 2025, revenue growth for the third quarter of 2026 was positively impacted by $3.2 million from our acquisitions of Virsys12 and MissionCare completed during the fourth quarter of 2025 and $5.4 million from growth across our existing portfolio solutions, of which $0.8 million related to a contract subject to the variable consideration constraint, which has been resolved and recognized as a cumulative catch-up in accordance with ASC 606 during the three months ended September 30, 2026, partially offset by a $1.8 million reduction from legacy applications.

A comparison of revenues by revenue source is as follows (in thousands):

	Three Months Ended September 30,
	2026	2025	Percentage Change
Subscription services	$80,043	$73,887	8%
Professional services	3,266	2,587	26%
Total revenues, net	$83,309	$76,474	9%

% of Revenues
Subscription services	96%	97%
Professional services	4%	3%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $3.5 million, or 13%, to $30.0 million for the three months ended September 30, 2026, from $26.5 million for the three months ended September 30, 2025. Cost of revenues as a percentage of revenues were 36% and 35% for the three months ended September 30, 2026 and 2025, respectively. The increase in amount is primarily associated with growth in several areas of our business, resulting in higher third-party software expenses, labor costs, cloud hosting expenses, and royalties expense, coupled with increases in expenses from the Virsys12 and MissionCare acquisitions.

Product Development. Product development expenses increased $1.4 million, or 12%, to $13.5 million for the three months ended September 30, 2026, from $12.1 million for the three months ended September 30, 2025. Product development expenses as a percentage of revenues were 16% for both the three months ended September 30, 2026 and 2025. The increase in expense is primarily due to an increase in labor costs along with increases in expenses from the Virsys12 and MissionCare acquisitions.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $1.2 million, or 10%, to $13.3 million for the three months ended September 30, 2026, from $12.1 million for the three months ended September 30, 2025. Sales and marketing expenses as a percentage of revenue were 16% for both the three months ended September 30, 2026 and 2025. The increase in amount is primarily due to increased sales commissions along with increases in expenses from the Virsys12 and MissionCare acquisitions.

General and Administrative. General and administrative expenses increased $1.3 million, or 17%, to $8.6 million for the three months ended September 30, 2026, from $7.3 million for the three months ended September 30, 2025. General and administrative expenses as a percentage of revenue were 10% for both the three months ended September 30, 2026 and 2025. The increase in amount is primarily due to increases in expenses from the Virsys12 and MissionCare acquisitions along with the cybersecurity incident expenses noted above.

Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million, or 4%, to $11.3 million for the three months ended September 30, 2026, from $10.8 million for the three months ended September 30, 2025. This increase in amount is due to increased amortization associated with capitalized software coupled with increased amortization associated with the acquired intangibles from Virsys12 and MissionCare.

Interest Income. Interest income was $0.5 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively. This decrease is a result of lower cash balances for the majority of the reporting period and lower interest rates on invested funds.

Other Expense, Net. Other expense, net was $28,000 and $0.1 million for the three months ended September 30, 2026 and 2025, respectively.

Income Tax Provision. The Company recorded a provision for income taxes of $1.7 million for the three months ended September 30, 2026, compared to $2.2 million for the three months ended September 30, 2025. The Company’s effective tax rate was 24% for the three months ended September 30, 2026, compared to 26% for the three months ended September 30, 2025. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items.

Net Income. Net income was $5.4 million and $6.1 million for the three months ended September 30, 2026 and 2025, respectively. EPS was $0.18 per share (diluted) and $0.20 per share (diluted) for the three months ended September 30, 2026 and 2025, respectively.

Adjusted EBITDA was $19.3 million for the three months ended September 30, 2026, compared to $19.1 million for the three months ended September 30, 2025. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenues, net. Revenues increased $23.9 million, or 11%, to $248.2 million for the nine months ended September 30, 2026, from $224.4 million for the nine months ended September 30, 2025. Subscription revenues increased by $21.8 million, or 10%, and professional services revenues increased by $2.1 million compared to the nine months ended September 30, 2025. Compared to the nine months ended September 30, 2025, revenue growth for the nine months ended September 30, 2026 was positively impacted by $18.6 million of growth across our existing portfolio of solutions, of which $2.8 million related to a contract subject to the variable consideration constraint, which has been resolved and recognized as a cumulative catch-up in accordance with ASC 606 during the nine months ended September 30, 2026, and $9.8 million from our acquisitions of Virsys12 and MissionCare completed during the three months ended December 31, 2025, partially offset by a $4.5 million reduction from legacy applications.

A comparison of revenues by revenue source is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025	Percentage Change
Subscription services	$238,420	$216,617	10%
Professional services	9,824	7,738	27%
Total revenues, net	$248,244	$224,355	11%

% of Revenues
Subscription services	96%	97%
Professional services	4%	3%

Cost of Revenues (excluding Depreciation and Amortization). Cost of revenues increased $8.4 million, or 11%, to $86.8 million for the nine months ended September 30, 2026, from $78.4 million for the nine months ended September 30, 2025. Cost of revenues as a percentage of revenues were 35% for both the nine months ended September 30, 2026 and 2025. The increase in amount is primarily associated with growth in several areas of our business, resulting in higher third-party software costs, labor costs, royalties expense, and cloud hosting expenses, coupled with increases in expenses from the Virsys12 and MissionCare acquisitions.

Product Development. Product development expenses increased $4.5 million, or 12%, to $40.7 million for the nine months ended September 30, 2026, from $36.2 million for the nine months ended September 30, 2025. Product development expenses as a percentage of revenues were 16% both the nine months ended September 30, 2026 and 2025. The increase in expense is primarily due to an increase in labor costs along with increases in expenses from the Virsys12 and MissionCare acquisitions.

Sales and Marketing. Sales and marketing expenses, including personnel costs, increased $3.7 million, or 10%, to $39.8 million for the nine months ended September 30, 2026, from $36.1 million for the nine months ended September 30, 2025. Sales and marketing expenses as a percentage of revenues were 16% for both the nine months ended September 30, 2026 and 2025. The increase in amount is primarily due to increased sales commissions along with increases in expenses from the Virsys12 and MissionCare acquisitions.

General and Administrative. General and administrative expenses increased $1.2 million, or 5%, to $24.6 million for the nine months ended September 30, 2026, from $23.4 million for the nine months ended September 30, 2025. General and administrative expenses as a percentage of revenues were 10% for both the nine months ended September 30, 2026 and 2025. The increase in amount is primarily due to increases in expenses from the Virsys12 and MissionCare acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased $1.5 million, or 5%, to $33.9 million for the nine months ended September 30, 2026, from $32.4 million for the nine months ended September 30, 2025. This increase in amount is due to increased amortization associated with capitalized software coupled with increased amortization associated with the acquired intangibles from Virsys12 and MissionCare.

Interest Income. Interest income was $1.4 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively. This decrease is a result of lower cash balances for the majority of the reporting period and lower interest rates on invested funds.

Other Expense, Net. Other expense, net was $0.2 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. The change is primarily a result of foreign currency losses.

Income Tax Provision. The Company recorded a provision for income taxes of $5.6 million for the nine months ended September 30, 2026, compared to $4.6 million for the nine months ended September 30, 2025. The Company’s effective tax rate was 24% for the nine months ended September 30, 2026, compared to 22% for the nine months ended September 30, 2025. The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, foreign income taxes, the effect of various permanent tax differences, and recognition of discrete tax items.

Net Income. Net income was $18.0 million and $15.8 million for the nine months ended September 30, 2026 and 2025, respectively. EPS was $0.61 per share (diluted) and $0.52 per share (diluted) for the nine months ended September 30, 2026 and 2025, respectively.

Adjusted EBITDA was $60.0 million for the nine months ended September 30, 2026, compared to $52.9 million for the nine months ended September 30, 2025. See “Reconciliation of Non-GAAP Financial Measures” below for our reconciliation of adjusted EBITDA to the most directly comparable measure under US GAAP and disclosure regarding why we believe adjusted EBITDA provides useful information to investors.

Reconciliation of Non-GAAP Financial Measures

This Form 10-Q presents adjusted EBITDA, which is a non-GAAP financial measure used by management in analyzing our financial results and ongoing operational performance.

In order to better assess the Company’s financial results, management believes that net income before interest, income taxes, stock-based compensation, depreciation and amortization, impairments of long-lived assets, changes in fair value of contingent consideration, changes in fair value of, including gains (losses) on the sale of, non-marketable equity investments, and expense related to the cybersecurity incident disclosed by us in our Current Report on Form 8-K filed on July 29, 2026 (the “Cybersecurity Incident”), after giving effect to related insurance recoveries (“adjusted EBITDA”), is a useful measure for evaluating the operating performance of the Company because adjusted EBITDA reflects net income adjusted for certain GAAP accounting, non-cash, and/or non-operating items which may not, in any such case, fully reflect the underlying operating performance of our business. We believe that adjusted EBITDA is useful to investors to assess the Company’s ongoing operating performance and to compare the Company’s operating performance between periods. In addition, certain short-term cash incentive bonuses and performance-based equity awards are based on the achievement of adjusted EBITDA (as defined in applicable bonus and equity grant documentation) targets.

The Company has included an adjustment in the definition of adjusted EBITDA for the expense related to the Cybersecurity Incident incurred during the third quarter of 2026, after giving effect to related insurance recoveries, because the Company believes that this expense amount may not be reflective of the underlying operational performance of our business and that including this adjustment is consistent with the intended purpose of adjusted EBITDA of reflecting the underlying operating performance of our business and comparing the Company’s operational performance between periods.

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

A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income, is set forth below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP net income	$5,373	$6,086	$17,951	$15,808
Interest income	(510)	(788)	(1,399)	(2,676)
Interest expense	26	26	76	76
Income tax provision	1,696	2,166	5,634	4,559
Stock-based compensation expense	1,196	794	3,611	2,734
Depreciation and amortization	11,265	10,820	33,905	32,441
Fair value adjustment on contingent consideration	—	—	(4)	—
Cybersecurity incident costs	250	—	250	—
Adjusted EBITDA	$19,296	$19,104	$60,024	$52,942

Private Placement Transactions

On September 14, 2026, the Company issued 1,355,932 shares of its common stock to WJRJJ Ventures, LLC (“WJRJJ”) in a private placement for an aggregate cash purchase price of approximately $40.0 million, reflecting a price of $29.50 per share, and Robert A. Frist, Jr., the Company's Chief Executive Officer and Chairman of the Board of Directors, sold 144,068 shares of the Company's common stock to WJRJJ for approximately $4.25 million, reflecting a price of $29.50 per share, pursuant to a securities purchase agreement dated as of September 11, 2026. In connection with this issuance and sale, the Company entered into a registration rights agreement dated as of September 14, 2026, with WJRJJ providing for certain registration rights with respect to the resale of the shares issued and sold to WJRJJ as provided above.

The Company intends to use the net proceeds it received from the issuance of these shares for general corporate purposes, including continued investment in its solutions, working capital, potential acquisitions, and other strategic initiatives. The Company did not receive any proceeds from the sale of shares by Mr. Frist.

For additional information regarding these transactions, see the Current Report on Form 8-K filed by us on September 15, 2026.

Liquidity and Capital Resources

Net cash provided by operating activities increased by $7.8 million to $58.0 million during the nine months ended September 30, 2026, from $50.1 million during the nine months ended September 30, 2025. The increase in net cash provided by operating activities is primarily due to higher cash receipts from customers during the period, partially offset by higher payments for personnel related expenses, sales commissions, and third-party software expenses. Our days sales outstanding ("DSO") was 35 days for the third quarter of 2026 compared to 33 days for the third quarter of 2025. The Company calculates DSO by dividing the average accounts receivable balance for the quarter by average daily revenues for the quarter. The Company’s primary sources of cash were receipts generated from the sales of our products and services. The primary uses of cash to fund operations included personnel expenses, sales commissions, royalty payments, payments for contract labor and other direct expenses associated with delivery of our products and services, income tax payments, and general corporate expenses.

Net cash used in investing activities was $61.1 million for the nine months ended September 30, 2026, compared to $27.0 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company invested in marketable securities of $66.2 million, made payments for capitalized software development of $21.3 million, purchased strategic investments of $2.7 million, purchased property and equipment of $2.0 million, and paid a $0.3 million post-closing working capital adjustment related to the acquisition of MissionCare. These uses of cash were partially offset by $31.4 million in maturities of marketable securities. During the nine months ended September 30, 2025, the Company invested in marketable securities of $41.4 million, made payments for capitalized software development of $21.9 million, purchased property and equipment of $3.5 million, and purchased strategic investments of $1.5 million. These uses of cash were partially offset by $41.3 million in maturities of marketable securities.

Net cash provided by financing activities was $26.0 million for the nine months ended September 30, 2026, compared to net cash used in financing activities of $29.0 million for the nine months ended September 30, 2025. The net cash provided by financing activities for the nine months ended September 30, 2026 included $39.9 million from the issuance of common stock, partially offset by $9.3 million used for repurchases of common stock, $3.1 million for the payment of cash dividends, $0.8 million for the payment of employee payroll taxes in relation to the vesting of restricted share units, $0.4 million for an earn-out payment related to a prior acquisition, and $0.3 million for debt issuance costs related to our revolving credit facility amendment. The uses of cash for the nine months ended September 30, 2025 included $25.0 million for repurchases of common stock, $2.8 million for the payment of cash dividends, and $1.2 million for the payment of employee payroll taxes in relation to the vesting of restricted share units.

Our balance sheet reflects positive working capital of $58.2 million at September 30, 2026, compared to negative working capital of $4.5 million at December 31, 2025. The change in working capital is primarily a result of an increase in cash and cash equivalents and marketable securities following the issuance of common stock in September 2026. The Company’s primary source of liquidity as of September 30, 2026 was $59.0 million of cash and cash equivalents and $56.2 million of marketable securities.

On September 10, 2026, the Company entered into a second amendment to its amended and restated revolving credit agreement originally dated October 6, 2023 and amended by a first amendment on March 13, 2026 (such credit agreement, as amended by the first amendment and the second amendment, the “Amended Credit Agreement”). Under the Amended Credit Agreement, the Company has a $50.0 million revolving credit facility, the availability of which is subject to certain covenants. There currently are no outstanding borrowings under the revolving credit facility. The Amended Credit Agreement expires on September 10, 2031, unless earlier renewed, amended, or replaced. For additional information regarding the Amended Credit Agreement, see Note 8 to the Condensed Consolidated Financial Statements included herein.

On February 20, 2023, we announced that our Board approved a quarterly dividend policy, under which we have paid dividends on a quarterly basis since our adoption of this policy. Under this dividend policy, the Board declared, and the Company paid, quarterly cash dividends on our common stock at the rate of $0.025 per share, $0.028 per share, and $0.031 per share during the years ended December 31, 2023, December 31, 2024, and December 31, 2025, respectively. On February 23, 2026, the Board approved a quarterly cash dividend under this policy of $0.035 per share, which was paid on March 20, 2026 to holders of record of our common stock on March 9, 2026. On May 4, 2026, the Board approved a quarterly cash dividend under this policy of $0.035 per share, which was paid on May 29, 2026 to holders of record of our common stock on May 18, 2026. On August 3, 2026, the Board approved a quarterly cash dividend under this policy of $0.035 per share, which was paid on August 28, 2026 to holders of record on August 17, 2026. On November 2, 2026, the Board approved a quarterly cash dividend under this policy of $0.035 per share, payable on November 27, 2026 to holders of record on November 16, 2026.

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

On November 11, 2025, the Board approved a share repurchase program under which the Company was authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company was authorized to make repurchases in the open market, including under Rule 10b5-1 plans, through privately negotiated transactions, or otherwise. The terms of this program provided that it would terminate on the earlier of February 26, 2026, or when the maximum dollar amount had been expended. During the nine months ended September 30, 2026, the Company repurchased and subsequently retired 222,978 shares of common stock at an aggregate fair value of $5.0 million under this authorization, reflecting an average price per share of $22.42 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). This program terminated in January 2026 when the maximum dollar amount under this program was expended.

On March 13, 2026, the Company announced the adoption of a new share repurchase program approved by the Board under which the Company was authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company was authorized to make repurchases in the open market, including under Rule 10b5-1 plans, through privately negotiated transactions, or otherwise. The terms of this program provided that it would terminate on the earlier of September 12, 2026 or when the maximum dollar amount had been expended. During the nine months ended September 30, 2026, the Company repurchased 209,498 shares of common stock at an aggregate fair value of $4.3 million under this authorization, reflecting an average price per share of $20.51 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). This share repurchase program terminated on September 12, 2026 upon the expiration of its term.

In the aggregate, during the nine months ended September 30, 2026, the Company repurchased 432,476 shares of common stock at an aggregate fair value of $9.3 million under both of the share repurchase programs described above, reflecting an average price per share of $21.50 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022).

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

The Company’s growth strategy includes acquiring businesses or making strategic investments in businesses that complement or enhance our business. It is anticipated that future acquisitions or strategic investments, if any, would be effected through cash consideration, stock consideration, debt, or a combination thereof. The issuance of our stock as consideration for an acquisition or to raise additional capital could have a dilutive effect on earnings per share and could adversely affect our stock price. Our revolving credit facility contains financial covenants and availability calculations designed to set a maximum leverage ratio of net funded debt to consolidated EBITDA (as defined in our credit facility) and an interest coverage ratio of consolidated EBITDA to interest expense. Therefore, the maximum borrowings against our revolving credit facility would be dependent on the covenant calculations at the time of borrowing. As of September 30, 2026, we were in compliance with all covenants under our revolving credit facility. There can be no assurance that amounts available for borrowing under our revolving credit facility will be sufficient to consummate any possible acquisitions, and we cannot provide assurance that if we need additional financing, it will be available on terms favorable to us or at all. Failure to generate sufficient cash flow from operations or raise additional capital when required in sufficient amounts and on terms acceptable to us could harm our business, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency risk, and investment risk. We do not have any commodity price risk.

Interest Rate Risk

As of September 30, 2026, and during the nine months then ended, the Company had no outstanding debt. We may become subject to interest rate market risk associated with any future borrowings under our revolving credit facility. The interest rate under the revolving credit facility varies depending on the interest rate option selected by the Company plus a margin determined in accordance with a pricing grid. We are also exposed to market risk with respect to our cash and investment balances, which were $115.2 million at September 30, 2026. Assuming a hypothetical 10% decrease in interest rates for invested balances, interest income from cash and investments would decrease on an annualized basis by $0.3 million.

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

Changes in Internal Control over Financial Reporting

There was no change in HealthStream’s internal control over financial reporting that occurred during the third quarter of 2026 that has materially affected, or that is reasonably likely to materially affect, HealthStream’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

As discussed above, on September 14, 2026, the Company issued 1,355,932 shares of its common stock to WJRJJ in a private placement for an aggregate cash purchase price of approximately $40.0 million, reflecting a price of $29.50 per share, pursuant to a securities purchase agreement dated as of September 11, 2026 (the “Securities Purchase Agreement”). The issuance of the shares by the Company pursuant to the Securities Purchase Agreement was not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and the issuance of these shares was exempt from registration under Section 4(a)(2) of the Securities Act. The Company relied on this exemption from registration based in part on representations made by WJRJJ.

(c) Issuer Purchases of Equity Securities

On March 13, 2026, the Company announced the adoption of a share repurchase program approved by the Board under which the Company was authorized to repurchase up to $10.0 million of its outstanding shares of common stock. Pursuant to this authorization, the Company was authorized to make repurchases in the open market, including under Rule 10b5-1 plans, through privately negotiated transactions, or otherwise. The terms of this program provided that it would terminate on the earlier of September 12, 2026 or when the maximum dollar amount had been expended. The Company did not repurchase any shares during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repurchased 209,498 shares of common stock at an aggregate fair value of $4.3 million under this authorization, reflecting an average price per share of $20.51 (excluding the cost of broker commissions and the 1% share repurchase excise tax imposed by the Inflation Reduction Act of 2022). This share repurchase program terminated on September 12, 2026 upon expiration of its term.

The following table presents information with respect to HealthStream's repurchases of common stock during the three months ended September 30, 2026.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
Month #1 (July 1 - July 31)	—	$—	—	$5,702,314
Month #2 (August 1 - August 31)	—	—	—	5,702,314
Month #3 (September 1 - September 30)	—	—	—	—
Total	—	$—	—	—

(1) On March 13, 2026, the Company announced the adoption of a share repurchase program approved by the Board under which the Company was authorized to repurchase up to $10.0 million of its outstanding shares of common stock. This share repurchase program terminated on September 12, 2026, as disclosed above.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the nine months ended September 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)	Exhibits

10.1 (1) †	Second Amendment to Amended and Restated Revolving Credit Agreement, dated September 10, 2026 by and among HealthStream, Inc., its domestic subsidiaries as guarantors and Truist Bank, as the Administrative Agent, the Issuing Bank, Swingline Lender and as a Lender
10.2 (2) †	Securities Purchase Agreement, dated September 11, 2026, by and among HealthStream, Inc., Robert A. Frist, Jr. and WJRJJ Ventures, LLC
10.3 (2) †	Registration Rights Agreement, dated September 14, 2026, by and between HealthStream, Inc. and WJRJJ Ventures, LLC
10.4* ^	Form of HealthStream, Inc. Restricted Stock Unit Agreement (September 2026 Special Time Based) under 2022 Omnibus Incentive Plan
10.5* ^	Form of HealthStream, Inc. Restricted Stock Unit Agreement (September 2026 Special Performance) under 2022 Omnibus Incentive Plan
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS	Inline XBRL Instance Document – The instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.1 SCH	Inline XBRL Taxonomy Extension Schema
101.1 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.1 DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.1 LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.1 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL
^	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith
†	Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish, on a supplemental basis, a copy of such omitted exhibits to the Securities and Exchange Commission upon request.
(1)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated September 14, 2026.
(2)	Incorporated by reference from exhibit filed on our Current Report on Form 8-K, dated September 15, 2026.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSTREAM, INC.

November 5, 2026	By:	/s/ Scott A. Roberts
Scott A. Roberts
Chief Financial Officer